Form 10-Q
period 2012-12-31
AMERCO /NV/
filed 2013-02-06
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 1, 2013.

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	December 31,	March 31,
	2012	2012
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$586,124	$357,180
Reinsurance recoverables and trade receivables, net	226,340	297,974
Inventories, net	55,989	58,735
Prepaid expenses	55,148	41,858
Investments, fixed maturities and marketable equities	1,019,968	766,792
Investments, other	270,191	258,551
Deferred policy acquisition costs, net	93,533	63,914
Other assets	101,889	120,525
Related party assets	175,175	316,157
	2,584,357	2,281,686
Property, plant and equipment, at cost:
Land	338,598	281,140
Buildings and improvements	1,155,754	1,087,119
Furniture and equipment	316,772	308,120
Rental trailers and other rental equipment	303,379	255,010
Rental trucks	2,044,639	1,856,433
	4,159,142	3,787,822
Less: Accumulated depreciation	(1,524,194)	(1,415,457)
Total property, plant and equipment	2,634,948	2,372,365
Total assets	$5,219,305	$4,654,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$326,182	$335,326
Notes, loans and leases payable	1,667,008	1,486,211
Policy benefits and losses, claims and loss expenses payable	1,115,823	1,145,943
Liabilities from investment contracts	486,502	240,961
Other policyholders' funds and liabilities	6,348	7,273
Deferred income	27,840	31,525
Deferred income taxes	399,103	370,992
Total liabilities	4,028,806	3,618,231

Commitments and contingencies (notes 4, 8, 9 and 10)	–	–
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of December 31 and March 31, 2012	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2012	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2012	–	–
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of December 31 and March 31, 2012	10,497	10,497
Additional paid-in capital	436,926	433,743
Accumulated other comprehensive loss	(22,192)	(45,436)
Retained earnings	1,444,757	1,317,064
Cost of common shares in treasury, net (22,377,912 shares as of December 31 and March 31, 2012)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of December 31 and March 31, 2012)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(1,839)	(2,398)
Total stockholders' equity	1,190,499	1,035,820
Total liabilities and stockholders' equity	$5,219,305	$4,654,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$394,945	$375,744
Self-storage revenues	39,111	33,846
Self-moving and self-storage products and service sales	44,491	43,206
Property management fees	6,085	5,368
Life insurance premiums	43,248	132,643
Property and casualty insurance premiums	9,816	9,429
Net investment and interest income	18,927	15,234
Other revenue	22,188	17,619
Total revenues	578,811	633,089

Costs and expenses:
Operating expenses	290,285	269,834
Commission expenses	51,130	47,864
Cost of sales	23,153	24,505
Benefits and losses	38,932	173,748
Amortization of deferred policy acquisition costs	3,391	3,666
Lease expense	27,575	32,325
Depreciation, net of (gains) on disposals of (($1,831) and ($699), respectively)	62,399	56,274
Total costs and expenses	496,865	608,216

Earnings from operations	81,946	24,873
Interest expense	(22,076)	(22,744)
Pretax earnings	59,870	2,129
Income tax expense	(23,024)	(1,401)
Earnings available to common shareholders	$36,846	$728
Basic and diluted earnings per common share	$1.89	$0.04
Weighted average common shares outstanding: Basic and diluted	19,523,794	19,481,614

Related party revenues for the third quarter of fiscal 2013 and 2012, net of eliminations, were $9,422 thousand and $11,595 thousand, respectively.

Related party costs and expenses for the third quarter of fiscal 2013 and 2012, net of eliminations, were $10,372 thousand and $10,992 thousand, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,400,300	$1,333,918
Self-storage revenues	111,825	99,682
Self-moving and self-storage products and service sales	173,399	167,352
Property management fees	15,847	14,929
Life insurance premiums	137,341	229,839
Property and casualty insurance premiums	26,006	25,076
Net investment and interest income	44,237	48,398
Other revenue	76,589	60,041
Total revenues	1,985,544	1,979,235

Costs and expenses:
Operating expenses	883,892	836,149
Commission expenses	180,801	168,865
Cost of sales	86,292	89,729
Benefits and losses	130,682	268,140
Amortization of deferred policy acquisition costs	9,290	10,716
Lease expense	89,962	99,271
Depreciation, net of (gains) on disposals of (($14,879) and ($18,326), respectively)	177,478	148,696
Total costs and expenses	1,558,397	1,621,566

Earnings from operations	427,147	357,669
Interest expense	(67,680)	(68,340)
Pretax earnings	359,467	289,329
Income tax expense	(132,632)	(109,367)
Net earnings	226,835	179,962
Less: Excess of redemption value over carrying value of preferred shares redeemed	–	(5,908)
Less: Preferred stock dividends	–	(2,913)
Earnings available to common shareholders	$226,835	$171,141
Basic and diluted earnings per common share	$11.62	$8.79
Weighted average common shares outstanding: Basic and diluted	19,512,974	19,470,886

Related party revenues for the first nine months of fiscal 2013 and 2012, net of eliminations, were $26,344 thousand and $33,549 thousand, respectively.

Related party costs and expenses for the first nine months of fiscal 2013 and 2012, net of eliminations, were $36,584 thousand and $34,906 thousand, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended December 31, 2012	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$59,870	$(23,024)	$36,846
Other comprehensive income (loss):
Foreign currency translation	(1,068)	–	(1,068)
Unrealized net gain on investments	18,368	(6,574)	11,794
Change in fair value of cash flow hedges	4,248	(1,614)	2,634
Total comprehensive income	$81,418	$(31,212)	$50,206

Quarter Ended December 31, 2011	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$2,129	$(1,401)	$728
Other comprehensive income (loss):
Foreign currency translation	1,578	–	1,578
Unrealized net gain on investments	14,079	(4,901)	9,178
Change in fair value of cash flow hedges	2,977	(1,131)	1,846
Total comprehensive income	$20,763	$(7,433)	$13,330

Nine Months Ended December 31, 2012	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$359,467	$(132,632)	$226,835
Other comprehensive income (loss):
Foreign currency translation	462	–	462
Unrealized net gain on investments	30,914	(10,923)	19,991
Change in fair value of cash flow hedges	4,501	(1,710)	2,791
Total comprehensive income	$395,344	$(145,265)	$250,079

Nine Months Ended December 31, 2011	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$289,329	$(109,367)	$179,962
Other comprehensive income (loss):
Foreign currency translation	(4,179)	–	(4,179)
Unrealized net gain on investments	7,328	(2,159)	5,169
Change in fair value of cash flow hedges	(13,133)	4,991	(8,142)
Total comprehensive income	$279,345	$(106,535)	$172,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$226,835	$179,962
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	192,357	167,022
Amortization of deferred policy acquisition costs	9,290	10,716
Change in allowance for losses on trade receivables	(73)	(89)
Change in allowance for inventory reserves	2,050	3,005
Net gain on sale of real and personal property	(14,879)	(18,326)
Net gain on sale of investments	(1,050)	(5,454)
Deferred income taxes	17,757	94,581
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	71,709	(145,727)
Inventories	696	173
Prepaid expenses	(13,283)	2,666
Capitalization of deferred policy acquisition costs	(43,085)	(19,072)
Other assets	22,712	3,623
Related party assets	138,042	(5,357)
Accounts payable and accrued expenses	(872)	7,428
Policy benefits and losses, claims and loss expenses payable	(30,226)	221,797
Other policyholders' funds and liabilities	(925)	(3,333)
Deferred income	(3,704)	1,070
Related party liabilities	2,970	2,965
Net cash provided by operating activities	576,321	497,650

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(422,840)	(421,743)
Short term investments	(289,773)	(169,313)
Fixed maturities investments	(308,290)	(172,570)
Equity securities	(3,130)	(9,048)
Preferred stock	(2,761)	(1,617)
Real estate	(1,053)	(5,201)
Mortgage loans	(50,583)	(94,111)
Proceeds from sale of:
Property, plant and equipment	166,904	139,852
Short term investments	280,856	186,941
Fixed maturities investments	85,132	116,609
Equity securities	–	10,210
Preferred stock	5,728	1,252
Real estate	671	146
Mortgage loans	49,215	40,883
Net cash used by investing activities	(489,924)	(377,710)

Cash flows from financing activities:
Borrowings from credit facilities	251,319	234,562
Principal repayments on credit facilities	(234,698)	(166,615)
Debt issuance costs	(2,352)	(1,788)
Capital lease payments	(18,310)	(5,962)
Leveraged Employee Stock Ownership Plan - repayments from loan	559	827
Securitization deposits	(1,729)	40,500
Preferred stock redemption paid	–	(144,289)
Preferred stock dividends paid	–	(2,913)
Common stock dividends paid	(97,421)	–
Contribution to related party	–	(518)
Investment contract deposits	268,478	10,810
Investment contract withdrawals	(22,937)	(21,419)
Net cash provided (used) by financing activities	142,909	(56,805)

Effects of exchange rate on cash	(362)	(306)

Increase in cash and cash equivalents	228,944	62,829
Cash and cash equivalents at the beginning of period	357,180	382,514
Cash and cash equivalents at the end of period	$586,124	$445,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

notes to Condensed consolidatED financial statements

1.Basis of Presentation

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

The condensed consolidated balance sheet as of December 31, 2012 and the related condensed consolidated statements of operations and comprehensive income for the third quarter and the first nine months and the cash flows for the first nine months ended fiscal 2013 and 2012 are unaudited.

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

2. Earnings per Share

Net earnings for purposes of computing earnings per common share for the third quarter and first nine months of fiscal 2012 are net earnings less preferred stock dividends paid, adjusted for the price paid by us for the redemption of our preferred stock less its carrying value on our balance sheet at that time. Preferred stock dividends include accrued dividends of AMERCO. Preferred stock dividends paid to or accrued for entities that are part of the consolidated group are eliminated in consolidation.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 75,657 and 120,725 as of December 31, 2012 and December 31, 2011, respectively.

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

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.3 million at December 31, 2012.

Available-for-Sale Investments

Available-for-sale investments at December 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$21,201	$2,910	$(3)	$–	$24,108
U.S. government agency mortgage-backed securities	41,010	4,427	(7)	(1)	45,429
Obligations of states and political subdivisions	149,644	16,073	(2)	(54)	165,661
Corporate securities	662,087	52,067	(650)	(1,131)	712,373
Mortgage-backed securities	24,597	774	(25)	(30)	25,316
Redeemable preferred stocks	21,353	1,208	(342)	(11)	22,208
Common stocks	30,866	99	(6,092)	–	24,873
	$950,758	$77,558	$(7,121)	$(1,227)	$1,019,968

The table above includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $90.7 million during the first nine months of fiscal 2013. The gross realized gains on these sales totaled $1.9 million. The gross realized losses on these sales totaled $0.6 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. The majority of this unrealized loss is related to our long term investments in 1.8 million shares of Bank of America common stock. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. Our insurance subsidiaries recognized $0.1 million in other-than-temporary impairments for the first nine months of fiscal 2012. There were no write downs in the third quarter of fiscal 2013 and 2012 or for the first nine months of fiscal 2013.

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

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(Unaudited)
(In thousands)
Balance at March 31, 2012	$552
Additions:
Other-than-temporary impairment not previously recognized	–
Balance at December 31, 2012	$552

The adjusted cost and estimated market value of available-for-sale investments at December 31, 2012, by contractual maturity, were as follows:

	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$48,841	$49,768
Due after one year through five years	168,987	180,963
Due after five years through ten years	243,324	263,840
Due after ten years	412,790	453,000
	873,942	947,571

Mortgage backed securities	24,597	25,316
Redeemable preferred stocks	21,353	22,208
Common stocks	30,866	24,873
	$950,758	$1,019,968

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			December 31,	March 31,
	2013 Rate (a)	Maturities	2012	2012
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$237,500	$245,000
Real estate loan (revolving credit)	–	2018	–	–
Real estate loan (amortizing term)	2.11%	2016	24,779	25,451
Real estate loan (revolving credit)	–	2013	–	23,920
Senior mortgages	4.90% - 5.75%	2015 - 2038	560,775	459,822
Working capital loan (revolving credit)	–	2013	–	–
Fleet loans (amortizing term)	1.75% - 6.92%	2012 - 2020	360,690	384,888
Fleet loans (securitization)	4.90% - 5.56%	2014 - 2017	196,179	228,655
Capital leases (rental equipment)	2.37% - 9.57%	2015 - 2019	274,394	109,689
Other obligations	3.00% - 8.00%	2013 - 2042	12,691	8,786
Total notes, loans and leases payable			$1,667,008	$1,486,211

(a) Interest rate as of December 31, 2012, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with current availability of $177.7 million. As of December 31, 2012, the outstanding balance on the Real Estate Loan was $237.5 million and we had the full $177.7 million available to be drawn. U-Haul International, Inc. is a guarantor of this loan.

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

The interest rate for the amortizing term portion, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At December 31, 2012, the applicable LIBOR was 0.22% and the applicable margin was 1.50%, the sum of which was 1.72%. The rate on the term facility portion of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

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

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 27, 2011. This loan is now comprised of a term loan facility with an initial availability of $26.1 million and a final maturity of

June 2016. As of December 31, 2012, the outstanding balance was $24.8 million.

This Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and any accrued and unpaid interest due at maturity. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.90%. At December 31, 2012, the applicable LIBOR was 0.21% and the margin was 1.90%, the sum of which was 2.11%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On April 29, 2011, Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $100.0 million. This agreement was amended in March 2012 and the maturity extended to April 2013 with an option for a one year extension. As of December 31, 2012, we had the full $100.0 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.25%. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of December 31, 2012 were in the aggregate amount of $560.8 million and mature between 2015 and 2038. The senior mortgages require average monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of the senior mortgages, range between 4.90% and 5.75%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At December 31, 2012, we had the full $25.0 million available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement was amended in March 2012 and the maturity extended to November 2013 with an option for a one year extension. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of December 31, 2012 was $245.7 million with the final maturities between July 2013 and January 2020.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At December 31, 2012, the applicable LIBOR was between 0.21% and 0.22% and applicable margins were between 0.90% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 1.75% and 6.92% based on current margins. Additionally, $31.1 million of these loans are carried at fixed rates between 2.59% to 3.94%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On December 31, 2009, a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that was used to fund cargo van and pickup acquisitions for the past two years. This term note was amended on August 26, 2011. The amount of the term note was increased to $95.0 million. On December 22, 2011, we entered into another term loan for $20.0 million. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At December 31, 2012, the outstanding balance was $115.0 million.

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

The 2007 Box Truck Note has a fixed interest rate of 5.56% with an expected final maturity of February 2014. At December 31, 2012, the outstanding balance was $84.6 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At December 31, 2012, the outstanding balance was $111.6 million. The note is secured by the box trucks being purchased and the corresponding operating cash flows associated with their operation.

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

Capital Leases

We entered into capital leases for new equipment between April 2008 and December 2012, with terms of the leases between 5 and 7 years. At December 31, 2012, the outstanding balance of these leases was $274.4 million.

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

At December 31, 2012, the aggregate outstanding principal balance of the U-Notes issued was $19.0 million of which $6.3 million is with our insurance subsidiaries with interest rates between 3.00% and 8.00% and maturity dates between 2013 and 2042.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of December 31, 2012 for the next five years and thereafter are as follows:

	Year Ending December 31,
	2013	2014	2015	2016	2017	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$128,987	$203,900	$530,297	$282,227	$172,932	$348,665

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Interest expense	$16,540	$16,009
Capitalized interest	(119)	(76)
Amortization of transaction costs	1,014	1,198
Interest expense resulting from derivatives	4,641	5,613
Total interest expense	$22,076	$22,744

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Interest expense	$48,715	$47,888
Capitalized interest	(290)	(154)
Amortization of transaction costs	3,149	3,292
Interest expense resulting from derivatives	16,106	17,314
Total interest expense	$67,680	$68,340

Interest paid in cash including payments related to derivative contracts, amounted to $20.8 million and $21.7 million for the third quarter of fiscal 2013 and 2012, respectively and $63.3 million and $66.0 million for the first nine months of fiscal 2013 and 2012, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.57%	1.80%
Interest rate at the end of the quarter	1.61%	1.77%
Maximum amount outstanding during the quarter	$25,000	$38,920
Average amount outstanding during the quarter	$24,185	$37,779
Facility fees	$115	$109

	Revolving Credit Activity
	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first nine months	1.67%	1.72%
Interest rate at the end of the first nine months	1.61%	1.77%
Maximum amount outstanding during the first nine months	$48,920	$38,920
Average amount outstanding during the first nine months	$24,830	$24,685
Facility fees	$399	$416

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

(a) forward swap
(b) operating lease

As of December 31, 2012, the total notional amount of our variable interest rate swaps on debt and an operating lease was $417.3 million and $14.1 million, respectively.

The derivative fair values located in accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Values as of
	December 31, 2012	March 31, 2012
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$56,089	$59,313

	The Effect of Interest Rate Contracts on the Statements of Operations
	December 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$16,106	$17,314
(Gain) loss recognized in AOCI on interest rate contracts (effective portion)	$(4,501)	$13,133
Loss reclassified from AOCI into income (effective portion)	$14,828	$17,984
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$1,277	$(670)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At December 31, 2012, we expect to reclassify $16.6 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months.

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

On November 7, 2012, we declared a special cash dividend on our Common Stock of $5.00 per share to holders of record on November 19, 2012. The dividend was paid on November 30, 2012.

7. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2012	$(28,882)	$20,866	$(38,129)	$709	$(45,436)
Foreign currency translation	462	–	–	–	462
Unrealized net gain on investments	–	19,991	–	–	19,991
Change in fair value of cash flow hedges	–	–	2,791	–	2,791
Balance at December 31, 2012	$(28,420)	$40,857	$(35,338)	$709	$(22,192)

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of December 31, 2012, AMERCO has guaranteed $124.3 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended December 31:
2013	$13,930	$88,539	$102,469
2014	6,061	65,177	71,238
2015	894	41,182	42,076
2016	748	16,638	17,386
2017	629	11,308	11,937
Thereafter	5,170	13,115	18,285
Total	$27,432	$235,959	$263,391

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

Related Party Revenue

	Quarter Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,981	$4,863
U-Haul interest income revenue from Private Mini	1,356	1,364
U-Haul management fee revenue from SAC Holdings	3,585	3,440
U-Haul management fee revenue from Private Mini	580	558
U-Haul management fee revenue from Mercury	1,920	1,370
	$9,422	$11,595

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$6,438	$14,537
U-Haul interest income revenue from Private Mini	4,059	4,083
U-Haul management fee revenue from SAC Holdings	11,271	10,990
U-Haul management fee revenue from Private Mini	1,720	1,664
U-Haul management fee revenue from Mercury	2,856	2,275
	$26,344	$33,549

During the first nine months of fiscal 2013, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $10.7 million and $13.4 million, from SAC Holdings during the first nine months of fiscal 2013 and 2012, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2012 was $195.4 million and the aggregate notes receivable balance at December 31, 2012 was $72.6 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024. We received repayments of $127.3 million during the first quarter of fiscal 2013 on these notes and interest receivables.

During the first nine months of fiscal 2013, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $4.1 million and $4.0 million from Private Mini during the first nine months of fiscal 2013 and 2012, respectively. The largest aggregate amount outstanding during the first nine months of fiscal 2013 was $66.3 million and the aggregate notes receivable balance at December 31, 2012 was $66.0 million.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $19.1 million and $18.0 million from the above mentioned entities during the first nine months of fiscal 2013 and 2012. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

Related Party Costs and Expenses

	Quarter Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$655	$636
U-Haul commission expenses to SAC Holdings	9,142	9,764
U-Haul commission expenses to Private Mini	575	592
	$10,372	$10,992

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$1,971	$1,762
U-Haul commission expenses to SAC Holdings	32,531	31,146
U-Haul commission expenses to Private Mini	2,082	1,998
	$36,584	$34,906

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At December 31, 2012, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $23.5 million, expenses of $2.0 million and cash flows of $152.7 million during the first nine months of fiscal 2013. Revenues and commission expenses related to the Dealer Agreements were $158.4 million and $34.6 million, respectively during the first nine months of fiscal 2013.

Pursuant to the variable interest entity model under ASC 810 - Consolidation (“ASC 810”), Management determined that the junior notes of SAC Holdings and Private Mini as well as the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represent potential variable interests for us.  Management evaluated whether it should be identified as the primary beneficiary of one or more of these variable interest entities (“VIE’s”) using a two-step approach in which management (i) identified all other parties that hold interests in the VIE’s, and (ii) determined if any variable interest holder has the power to direct the activities of the VIE’s that most significantly impact their economic performance.

Management determined that they do not have a variable interest in the holding entities Mercury, 4 SAC, 5 SAC, or Galaxy based upon management agreements which are with the individual operating entities or through the issuance of junior debt; therefore, we are precluded from consolidating these entities. Additionally, after a redetermination caused by the SAC Holding II repayment of the outstanding principal on its junior notes with AMERCO during the first quarter of fiscal 2013, Management has determined that the Company does not have a variable interest in the SAC Holding II holding entity.

We have junior debt with the holding entities SAC Holding Corporation and Private Mini which represents a variable interest in each individual entity. Though we have certain protective rights within these debt agreements, we have no present influence or control over these holding entities unless their protective rights become exercisable, which management considers unlikely based on their payment history.  As a result, we have no basis under ASC 810 to consolidate these entities.

We do not have the power to direct the activities that most significantly impact the economic performance of the individual operating entities which have management agreements with U-Haul. There are no fees or penalties disclosed in the management agreement for termination of the agreement. Through control of the holding entities assets, and its ability and history of making key decisions relating to the entity and its assets, Blackwater, and its owner, are the variable interest holder with the power to direct the activities that most significantly impact each of the individual holding entities and the individual operating entities’ performance.  As a result, we have no basis under ASC 810 to consolidate these entities.

We have not provided financial or other support explicitly or implicitly during the first nine months ended December 31, 2012 to any of these entities that we were not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relates to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these related party entities:

Related Party Assets

	December 31,	March 31,
	2012	2012
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$70,706	$68,798
U-Haul notes receivable from SAC Holdings	72,634	195,426
U-Haul interest receivable from SAC Holdings	14,407	18,667
U-Haul receivable from SAC Holdings	14,753	30,297
U-Haul receivable from Mercury	3,601	3,195
Other (a)	(926)	(226)
	$175,175	$316,157

(a) Timing difference for intercompany balances with insurance subsidiaries

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

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2012 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$351,755	$185,624	$1,504	$–		$538,883	$14,490	$32,751	$–		$586,124
Reinsurance recoverables and trade receivables, net	–	24,882	–	–		24,882	172,370	29,088	–		226,340
Inventories, net	–	55,989	–	–		55,989	–	–	–		55,989
Prepaid expenses	12,578	42,030	540	–		55,148	–	–	–		55,148
Investments, fixed maturities and marketable equities	20,472	–	–	–		20,472	123,777	875,719	–		1,019,968
Investments, other	–	–	43,125	–		43,125	101,495	125,571	–		270,191
Deferred policy acquisition costs, net	–	–	–	–		–	–	93,533	–		93,533
Other assets	480	71,517	29,191	–		101,188	487	214	–		101,889
Related party assets	1,008,820	121,303	7	(951,978)	(c)	178,152	8,738	516	(12,231)	(c)	175,175
	1,394,105	501,345	74,367	(951,978)		1,017,839	421,357	1,157,392	(12,231)		2,584,357

Investment in subsidiaries	217,615	–	–	152,561	(b)	370,176	–	–	(370,176)	(b)	–

Property, plant and equipment, at cost:
Land	–	106,859	231,739	–		338,598	–	–	–		338,598
Buildings and improvements	–	182,051	973,703	–		1,155,754	–	–	–		1,155,754
Furniture and equipment	140	298,282	18,350	–		316,772	–	–	–		316,772
Rental trailers and other rental equipment	–	303,379	–	–		303,379	–	–	–		303,379
Rental trucks	–	2,044,639	–	–		2,044,639	–	–	–		2,044,639
	140	2,935,210	1,223,792	–		4,159,142	–	–	–		4,159,142
Less: Accumulated depreciation	(119)	(1,154,751)	(369,324)	–		(1,524,194)	–	–	–		(1,524,194)
Total property, plant and equipment	21	1,780,459	854,468	–		2,634,948	–	–	–		2,634,948
Total assets	$1,611,741	$2,281,804	$928,835	$(799,417)		$4,022,963	$421,357	$1,157,392	$(382,407)		$5,219,305

(a) Balances as of September 30, 2012
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by industry segment as of December 31, 2012 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$511	$315,935	$4,157	$–		$320,603	$–	$5,579	$–		$326,182
Notes, loans and leases payable	–	880,542	786,466	–		1,667,008	–	–	–		1,667,008
Policy benefits and losses, claims and loss expenses payable	–	388,726	–	–		388,726	322,548	404,549	–		1,115,823
Liabilities from investment contracts	–	–	–	–		–	–	486,502	–		486,502
Other policyholders' funds and liabilities	–	–	–	–		–	2,853	3,495	–		6,348
Deferred income	–	27,840	–	–		27,840	–	–	–		27,840
Deferred income taxes	418,892	–	–	–		418,892	(39,054)	19,265	–		399,103
Related party liabilities	–	679,544	281,829	(951,978)	(c)	9,395	2,181	655	(12,231)	(c)	–
Total liabilities	419,403	2,292,587	1,072,452	(951,978)		2,832,464	288,528	920,045	(12,231)		4,028,806

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–	–	–	–		–
Series B preferred stock	–	–	–	–		–	–	–	–		–
Series A common stock	–	–	–	–		–	–	–	–		–
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	437,136	121,230	147,941	(269,171)	(b)	437,136	91,120	26,271	(117,601)	(b)	436,926
Accumulated other comprehensive income (loss)	(22,192)	(63,049)	–	63,049	(b)	(22,192)	5,198	38,801	(43,999)	(b)	(22,192)
Retained earnings (deficit)	1,444,547	(67,665)	(291,559)	359,224	(b)	1,444,547	33,210	169,775	(202,775)	(b)	1,444,757
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	(1,839)	–	–		(1,839)	–	–	–		(1,839)
Total stockholders' equity (deficit)	1,192,338	(10,783)	(143,617)	152,561		1,190,499	132,829	237,347	(370,176)		1,190,499
Total liabilities and stockholders' equity	$1,611,741	$2,281,804	$928,835	$(799,417)		$4,022,963	$421,357	$1,157,392	$(382,407)		$5,219,305

(a) Balances as of September 30, 2012
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by industry segment as of March 31, 2012 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$201,502	$106,951	$775	$–		$309,228	$22,542	$25,410	$–		$357,180
Reinsurance recoverables and trade receivables, net	–	37,103	–	–		37,103	231,211	29,660	–		297,974
Inventories, net	–	58,735	–	–		58,735	–	–	–		58,735
Prepaid expenses	9,496	32,051	311	–		41,858	–	–	–		41,858
Investments, fixed maturities and marketable equities	17,028	–	–	–		17,028	132,270	617,494	–		766,792
Investments, other	–	9,880	42,453	–		52,333	74,757	131,461	–		258,551
Deferred policy acquisition costs, net	–	–	–	–		–	–	63,914	–		63,914
Other assets	483	91,761	26,571	–		118,815	1,507	203	–		120,525
Related party assets	1,201,385	261,341	9	(1,144,545)	(c)	318,190	7,542	482	(10,057)	(c)	316,157
	1,429,894	597,822	70,119	(1,144,545)		953,290	469,829	868,624	(10,057)		2,281,686

Investment in subsidiaries	8,168	–	–	331,461	(b)	339,629	–	–	(339,629)	(b)	–

Property, plant and equipment, at cost:
Land	–	67,558	213,582	–		281,140	–	–	–		281,140
Buildings and improvements	–	162,351	924,768	–		1,087,119	–	–	–		1,087,119
Furniture and equipment	138	289,601	18,381	–		308,120	–	–	–		308,120
Rental trailers and other rental equipment	–	255,010	–	–		255,010	–	–	–		255,010
Rental trucks	–	1,856,433	–	–		1,856,433	–	–	–		1,856,433
	138	2,630,953	1,156,731	–		3,787,822	–	–	–		3,787,822
Less: Accumulated depreciation	(115)	(1,056,854)	(358,488)	–		(1,415,457)	–	–	–		(1,415,457)
Total property, plant and equipment	23	1,574,099	798,243	–		2,372,365	–	–	–		2,372,365
Total assets	$1,438,085	$2,171,921	$868,362	$(813,084)		$3,665,284	$469,829	$868,624	$(349,686)		$4,654,051

(a) Balances as of December 31, 2011
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by industry segment as of March 31, 2012 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$1,875	$319,780	$3,611	$–		$325,266	$–	$10,060	$–		$335,326
Notes, loans and leases payable	–	769,497	716,714	–		1,486,211	–	–	–		1,486,211
Policy benefits and losses, claims and loss expenses payable	–	380,140	–	–		380,140	382,939	382,864	–		1,145,943
Liabilities from investment contracts	–	–	–	–		–	–	240,961	–		240,961
Other policyholders' funds and liabilities	–	–	–	–		–	3,438	3,835	–		7,273
Deferred income	–	31,525	–	–		31,525	–	–	–		31,525
Deferred income taxes	397,992	–	–	–		397,992	(41,945)	14,945	–		370,992
Related party liabilities	–	855,016	297,859	(1,144,545)	(c)	8,330	1,555	172	(10,057)	(c)	–
Total liabilities	399,867	2,355,958	1,018,184	(1,144,545)		2,629,464	345,987	652,837	(10,057)		3,618,231

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–	–	–	–		–
Series B preferred stock	–	–	–	–		–	–	–	–		–
Series A common stock	–	–	–	–		–	–	–	–		–
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	433,953	121,230	147,941	(269,171)	(b)	433,953	89,620	26,271	(116,101)	(b)	433,743
Accumulated other comprehensive income (loss)	(45,436)	(66,302)	–	66,302	(b)	(45,436)	2,255	23,888	(26,143)	(b)	(45,436)
Retained earnings (deficit)	1,316,854	(237,107)	(297,764)	534,871	(b)	1,316,854	28,666	163,128	(191,584)	(b)	1,317,064
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	(2,398)	–	–		(2,398)	–	–	–		(2,398)
Total stockholders' equity (deficit)	1,038,218	(184,037)	(149,822)	331,461		1,035,820	123,842	215,787	(339,629)		1,035,820
Total liabilities and stockholders' equity	$1,438,085	$2,171,921	$868,362	$(813,084)		$3,665,284	$469,829	$868,624	$(349,686)		$4,654,051

(a) Balances as of December 31, 2011
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating statement of operations by industry segment for the quarter ended December 31, 2012 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$395,401	$–	$–		$395,401	$–	$–	$(456)	(c)	$394,945
Self-storage revenues	–	38,813	298	–		39,111	–	–	–		39,111
Self-moving and self-storage products and service sales	–	44,491	–	–		44,491	–	–	–		44,491
Property management fees	–	6,085	–	–		6,085	–	–	–		6,085
Life insurance premiums	–	–	–	–		–	–	43,248	–		43,248
Property and casualty insurance premiums	–	–	–	–		–	9,816	–	–		9,816
Net investment and interest income	1,338	2,260	4,405	–		8,003	2,049	8,990	(115)	(b)	18,927
Other revenue	–	23,255	22,605	(24,145)	(b)	21,715	–	852	(379)	(b)	22,188
Total revenues	1,338	510,305	27,308	(24,145)		514,806	11,865	53,090	(950)		578,811

Costs and expenses:
Operating expenses	2,684	295,759	3,424	(24,145)	(b)	277,722	6,937	6,452	(826)	(b,c)	290,285
Commission expenses	–	51,130	–	–		51,130	–	–	–		51,130
Cost of sales	–	23,153	–	–		23,153	–	–	–		23,153
Benefits and losses	–	–	–	–		–	2,866	36,066	–		38,932
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	3,391	–		3,391
Lease expense	24	27,594	3	–		27,621	–	–	(46)	(b)	27,575
Depreciation, net of (gains) losses on disposals	1	60,129	2,269	–		62,399	–	–	–		62,399
Total costs and expenses	2,709	457,765	5,696	(24,145)		442,025	9,803	45,909	(872)		496,865

Earnings (loss) from operations before equity in earnings of subsidiaries	(1,371)	52,540	21,612	–		72,781	2,062	7,181	(78)		81,946

Equity in earnings of subsidiaries	24,435	–	–	(18,790)	(d)	5,645	–	–	(5,645)	(d)	–

Earnings from operations	23,064	52,540	21,612	(18,790)		78,426	2,062	7,181	(5,723)		81,946
Interest income (expense)	21,387	(28,837)	(14,704)	–		(22,154)	–	–	78	(b)	(22,076)
Pretax earnings	44,451	23,703	6,908	(18,790)		56,272	2,062	7,181	(5,645)		59,870
Income tax expense	(7,605)	(9,174)	(2,647)	–		(19,426)	(722)	(2,876)	–		(23,024)
Earnings available to common shareholders	$36,846	$14,529	$4,261	$(18,790)		$36,846	$1,340	$4,305	$(5,645)		$36,846
(a) Balances for the quarter ended September 30, 2012
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by industry for the quarter ended December 31, 2011 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$376,271	$–	$–		$376,271	$–	$–	$(527)	(c)	$375,744
Self-storage revenues	–	33,523	323	–		33,846	–	–	–		33,846
Self-moving and self-storage products and service sales	–	43,206	–	–		43,206	–	–	–		43,206
Property management fees	–	5,368	–	–		5,368	–	–	–		5,368
Life insurance premiums	–	–	–	–		–	–	132,643	–		132,643
Property and casualty insurance premiums	–	–	–	–		–	9,429	–	–		9,429
Net investment and interest income	1,317	5,166	296	–		6,779	2,237	6,593	(375)	(b)	15,234
Other revenue	–	19,063	20,144	(21,611)	(b)	17,596	–	407	(384)	(b)	17,619
Total revenues	1,317	482,597	20,763	(21,611)		483,066	11,666	139,643	(1,286)		633,089

Costs and expenses:
Operating expenses	2,176	277,229	2,231	(21,611)	(b)	260,025	3,477	7,263	(931)	(b,c)	269,834
Commission expenses	–	47,864	–	–		47,864	–	–	–		47,864
Cost of sales	–	24,505	–	–		24,505	–	–	–		24,505
Benefits and losses	–	–	–	–		–	51,633	122,115	–		173,748
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	3,666	–		3,666
Lease expense	26	32,601	5	–		32,632	–	–	(307)	(b)	32,325
Depreciation, net of (gains) losses on disposals	1	52,846	3,427	–		56,274	–	–	–		56,274
Total costs and expenses	2,203	435,045	5,663	(21,611)		421,300	55,110	133,044	(1,238)		608,216

Earnings (loss) from operations before equity in earnings of subsidiaries	(886)	47,552	15,100	–		61,766	(43,444)	6,599	(48)		24,873

Equity in earnings of subsidiaries	(12,577)	–	–	(11,376)	(d)	(23,953)	–	–	23,953	(d)	–

Earnings (loss) from operations	(13,463)	47,552	15,100	(11,376)		37,813	(43,444)	6,599	23,905		24,873
Interest income (expense)	22,345	(32,214)	(12,923)	–		(22,792)	–	–	48	(b)	(22,744)
Pretax earnings (loss)	8,882	15,338	2,177	(11,376)		15,021	(43,444)	6,599	23,953		2,129
Income tax benefit (expense)	(8,154)	(5,156)	(983)	–		(14,293)	15,206	(2,314)	–		(1,401)
Earnings (loss) available to common shareholders	$728	$10,182	$1,194	$(11,376)		$728	$(28,238)	$4,285	$23,953		$728

(a) Balances for the quarter ended September 30, 2011
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by industry for the nine months ended December 31, 2012 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,401,483	$–	$–		$1,401,483	$–	$–	$(1,183)	(c)	$1,400,300
Self-storage revenues	–	110,963	862	–		111,825	–	–	–		111,825
Self-moving and self-storage products and service sales	–	173,399	–	–		173,399	–	–	–		173,399
Property management fees	–	15,847	–	–		15,847	–	–	–		15,847
Life insurance premiums	–	–	–	–		–	–	137,341	–		137,341
Property and casualty insurance premiums	–	–	–	–		–	26,006	–	–		26,006
Net investment and interest income	3,930	6,265	4,843	–		15,038	6,515	22,999	(315)	(b)	44,237
Other revenue	81	80,311	65,306	(70,066)	(b)	75,632	–	2,056	(1,099)	(b)	76,589
Total revenues	4,011	1,788,268	71,011	(70,066)		1,793,224	32,521	162,396	(2,597)		1,985,544

Costs and expenses:
Operating expenses	11,431	901,337	8,300	(70,066)	(b)	851,002	14,709	20,438	(2,257)	(b,c)	883,892
Commission expenses	–	180,801	–	–		180,801	–	–	–		180,801
Cost of sales	–	86,292	–	–		86,292	–	–	–		86,292
Benefits and losses	–	–	–	–		–	10,821	119,861	–		130,682
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	9,290	–		9,290
Lease expense	70	90,000	14	–		90,084	–	–	(122)	(b)	89,962
Depreciation, net of (gains) losses on disposals	4	168,009	9,465	–		177,478	–	–	–		177,478
Total costs and expenses	11,505	1,426,439	17,779	(70,066)		1,385,657	25,530	149,589	(2,379)		1,558,397

Earnings (loss) from operations before equity in earnings of subsidiaries	(7,494)	361,829	53,232	–		407,567	6,991	12,807	(218)		427,147

Equity in earnings of subsidiaries	188,559	–	–	(175,647)	(d)	12,912	–	–	(12,912)	(d)	–

Earnings from operations	181,065	361,829	53,232	(175,647)		420,479	6,991	12,807	(13,130)		427,147
Interest income (expense)	69,228	(93,956)	(43,170)	–		(67,898)	–	–	218	(b)	(67,680)
Pretax earnings	250,293	267,873	10,062	(175,647)		352,581	6,991	12,807	(12,912)		359,467
Income tax expense	(23,458)	(98,431)	(3,857)	–		(125,746)	(2,447)	(4,439)	–		(132,632)
Earnings available to common shareholders	$226,835	$169,442	$6,205	$(175,647)		$226,835	$4,544	$8,368	$(12,912)		$226,835
(a) Balances for the nine months ended September 30, 2012
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by industry for the nine months ended December 31, 2011 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,335,229	$–	$–		$1,335,229	$–	$–	$(1,311)	(c)	$1,333,918
Self-storage revenues	–	98,745	937	–		99,682	–	–	–		99,682
Self-moving and self-storage products and service sales	–	167,352	–	–		167,352	–	–	–		167,352
Property management fees	–	14,929	–	–		14,929	–	–	–		14,929
Life insurance premiums	–	–	–	–		–	–	229,839	–		229,839
Property and casualty insurance premiums	–	–	–	–		–	25,076	–	–		25,076
Net investment and interest income	4,585	15,476	556	–		20,617	7,395	21,793	(1,407)	(b,e)	48,398
Other revenue	–	64,111	59,785	(64,022)	(b)	59,874	–	1,202	(1,035)	(b)	60,041
Total revenues	4,585	1,695,842	61,278	(64,022)		1,697,683	32,471	252,834	(3,753)		1,979,235

Costs and expenses:
Operating expenses	6,766	857,438	6,949	(64,022)	(b)	807,131	9,871	21,496	(2,349)	(b,c)	836,149
Commission expenses	–	168,865	–	–		168,865	–	–	–		168,865
Cost of sales	–	89,729	–	–		89,729	–	–	–		89,729
Benefits and losses	–	–	–	–		–	61,948	206,192	–		268,140
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	10,716	–		10,716
Lease expense	69	100,102	19	–		100,190	–	–	(919)	(b)	99,271
Depreciation, net of (gains) losses on disposals	4	138,867	9,825	–		148,696	–	–	–		148,696
Total costs and expenses	6,839	1,355,001	16,793	(64,022)		1,314,611	71,819	238,404	(3,268)		1,621,566

Earnings (loss) from operations before equity in earnings of subsidiaries	(2,254)	340,841	44,485	–		383,072	(39,348)	14,430	(485)		357,669

Equity in earnings of subsidiaries	137,959	–	–	(154,121)	(d)	(16,162)	–	–	16,162	(d)	–

Earnings (loss) from operations	135,705	340,841	44,485	(154,121)		366,910	(39,348)	14,430	15,677		357,669
Interest income (expense)	70,528	(100,627)	(38,398)	–		(68,497)	–	–	157	(b)	(68,340)
Pretax earnings (loss)	206,233	240,214	6,087	(154,121)		298,413	(39,348)	14,430	15,834		289,329
Income tax benefit (expense)	(25,943)	(89,402)	(2,778)	–		(118,123)	13,772	(5,016)	–		(109,367)
Net earnings (loss)	180,290	150,812	3,309	(154,121)		180,290	(25,576)	9,414	15,834		179,962
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	–	–	–		(5,908)	–	–	–		(5,908)
Less: Preferred stock dividends	(3,241)	–	–	–		(3,241)	–	–	328	(e)	(2,913)
Earnings (loss) available to common shareholders	$171,141	$150,812	$3,309	$(154,121)		$171,141	$(25,576)	$9,414	$16,162		$171,141

(a) Balances for the nine months ended September 30, 2011
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Eliminate preferred stock dividends paid to affiliate

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$226,835	$169,442	$6,205	$(175,647)	$226,835	$4,544	$8,368	$(12,912)		$226,835
Earnings from consolidated entities	(188,559)	–	–	175,647	(12,912)	–	–	12,912		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	4	181,084	11,269	–	192,357	–	–	–		192,357
Amortization of deferred policy acquisition costs	–	–	–	–	–	–	9,290	–		9,290
Change in allowance for losses on trade receivables	–	(73)	–	–	(73)	–	–	–		(73)
Change in allowance for inventory reserve	–	2,050	–	–	2,050	–	–	–		2,050
Net gain on sale of real and personal property	–	(13,075)	(1,804)	–	(14,879)	–	–	–		(14,879)
Net (gain) loss on sale of investments	–	–	–	–	–	28	(1,078)	–		(1,050)
Deferred income taxes	17,882	–	–	–	17,882	1,306	(1,431)	–		17,757
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	12,293	–	–	12,293	58,841	575	–		71,709
Inventories	–	696	–	–	696	–	–	–		696
Prepaid expenses	(3,082)	(9,972)	(229)	–	(13,283)	–	–	–		(13,283)
Capitalization of deferred policy acquisition costs	–	–	–	–	–	–	(43,085)	–		(43,085)
Other assets	3	22,271	(569)	–	21,705	1,018	(11)	–		22,712
Related party assets	(2)	140,035	2	–	140,035	(1,202)	–	(791)	(b)	138,042
Accounts payable and accrued expenses	1,818	(32)	538	–	2,324	–	(3,196)	–		(872)
Policy benefits and losses, claims and loss expenses payable	–	8,481	–	–	8,481	(60,391)	21,684	–		(30,226)
Other policyholders' funds and liabilities	–	–	–	–	–	(585)	(340)	–		(925)
Deferred income	–	(3,704)	–	–	(3,704)	–	–	–		(3,704)
Related party liabilities	–	1,064	–	–	1,064	632	483	791	(b)	2,970
Net cash provided (used) by operating activities	54,899	510,560	15,412	–	580,871	4,191	(8,741)	–		576,321

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2)	(351,914)	(70,924)	–	(422,840)	–	–	–		(422,840)
Short term investments	–	–	–	–	–	(58,775)	(230,998)	–		(289,773)
Fixed maturities investments	–	–	–	–	–	(17,141)	(291,149)	–		(308,290)
Equity securities	–	–	–	–	–	(3,130)	–	–		(3,130)
Preferred stock	–	–	–	–	–	(2,761)	–	–		(2,761)
Real estate	–	–	(243)	–	(243)	–	(810)	–		(1,053)
Mortgage loans	–	(4,968)	(30,590)	–	(35,558)	(1,821)	(13,204)	–		(50,583)
Proceeds from sales of:
Property, plant and equipment	–	161,668	5,236	–	166,904	–	–	–		166,904
Short term investments	–	–	–	–	–	32,548	248,308	–		280,856
Fixed maturities investments	–	–	–	–	–	30,298	54,834	–		85,132
Equity securities	–	–	–	–	–	–	–	–		–
Preferred stock	–	–	–	–	–	5,728	–	–		5,728
Real estate	–	–	667	–	667	–	4	–		671
Mortgage loans	–	14,848	29,500	–	44,348	1,311	3,556	–		49,215
Net cash provided (used) by investing activities	(2)	(180,366)	(66,354)	–	(246,722)	(13,743)	(229,459)	–		(489,924)
	(page 1 of 2)
(a) Balance for the nine months ended September 30, 2012
(b) Elimination of intercompany investments

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	–	89,619	161,700	–	251,319	–	–	–	251,319
Principal repayments on credit facilities	–	(142,750)	(91,948)	–	(234,698)	–	–	–	(234,698)
Debt issuance costs	–	(301)	(2,051)	–	(2,352)	–	–	–	(2,352)
Capital lease payments	–	(18,310)	–	–	(18,310)	–	–	–	(18,310)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	559	–	–	559	–	–	–	559
Proceeds from (repayment of) intercompany loans	194,277	(178,247)	(16,030)	–	–	–	–	–	–
Securitization deposits	–	(1,729)	–	–	(1,729)	–	–	–	(1,729)
Common stock dividends paid	(97,421)	–	–	–	(97,421)	–	–	–	(97,421)
Net contribution from (to) related party	(1,500)	–	–	–	(1,500)	1,500	–	–	–
Investment contract deposits	–	–	–	–	–	–	268,478	–	268,478
Investment contract withdrawals	–	–	–	–	–	–	(22,937)	–	(22,937)
Net cash provided (used) by financing activities	95,356	(251,159)	51,671	–	(104,132)	1,500	245,541	–	142,909

Effects of exchange rate on cash	–	(362)	–	–	(362)	–	–	–	(362)

Increase (decrease) in cash and cash equivalents	150,253	78,673	729	–	229,655	(8,052)	7,341	–	228,944
Cash and cash equivalents at beginning of period	201,502	106,951	775	–	309,228	22,542	25,410	–	357,180
Cash and cash equivalents at end of period	$351,755	$185,624	$1,504	$–	$538,883	$14,490	$32,751	$–	$586,124
	(page 2 of 2)
(a) Balance for the nine months ended September 30, 2012

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$180,290	$150,812	$3,309	$(154,121)	$180,290	$(25,576)	$9,414	$15,834		$179,962
Earnings from consolidated entities	(137,959)	–	–	154,121	16,162	–	–	(16,162)		–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	4	156,952	10,066	–	167,022	–	–	–		167,022
Amortization of deferred policy acquisition costs	–	–	–	–	–	–	10,716	–		10,716
Change in allowance for losses on trade receivables	–	(91)	–	–	(91)	–	2	–		(89)
Change in allowance for inventory reserve	–	3,005	–	–	3,005	–	–	–		3,005
Net gain on sale of real and personal property	–	(18,085)	(241)	–	(18,326)	–	–	–		(18,326)
Net gain on sale of investments	(488)	–	–	–	(488)	(674)	(4,292)	–		(5,454)
Deferred income taxes	103,901	–	–	–	103,901	(14,232)	4,912	–		94,581
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	(12,391)	–	–	(12,391)	(64,802)	(68,534)	–		(145,727)
Inventories	–	173	–	–	173	–	–	–		173
Prepaid expenses	3,067	(134)	(267)	–	2,666	–	–	–		2,666
Capitalization of deferred policy acquisition costs	–	–	–	–	–	–	(19,072)	–		(19,072)
Other assets	2,543	7,740	(7,291)	–	2,992	521	110	–		3,623
Related party assets	(101)	(4,837)	(24)	–	(4,962)	(1,898)	(502)	2,005	(b)	(5,357)
Accounts payable and accrued expenses	2,032	4,755	382	–	7,169	–	259	–		7,428
Policy benefits and losses, claims and loss expenses payable	–	(11,752)	–	–	(11,752)	118,921	114,628	–		221,797
Other policyholders' funds and liabilities	–	–	–	–	–	(1,716)	(1,617)	–		(3,333)
Deferred income	–	1,070	–	–	1,070	–	–	–		1,070
Related party liabilities	–	5,215	–	–	5,215	(227)	(18)	(2,005)	(b)	2,965
Net cash provided (used) by operating activities	153,289	282,432	5,934	–	441,655	10,317	46,006	(328)		497,650

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	–	(380,205)	(41,538)	–	(421,743)	–	–	–		(421,743)
Short term investments	–	–	–	–	–	(46,100)	(123,213)	–		(169,313)
Fixed maturities investments	–	–	–	–	–	(27,047)	(145,523)	–		(172,570)
Equity securities	(8,855)	–	–	–	(8,855)	(193)	–	–		(9,048)
Preferred stock	–	–	–	–	–	(1,617)	–	–		(1,617)
Real estate	–	–	(5,064)	–	(5,064)	(137)	–	–		(5,201)
Mortgage loans	–	(8,476)	(58,284)	–	(66,760)	(34,275)	(17,734)	24,658	(b)	(94,111)
Proceeds from sales of:
Property, plant and equipment	–	139,344	508	–	139,852	–	–	–		139,852
Short term investments	–	–	–	–	–	64,029	122,912	–		186,941
Fixed maturities investments	–	–	–	–	–	19,271	97,338	–		116,609
Equity securities	8,800	–	–	–	8,800	1,410	–	–		10,210
Preferred stock	–	–	–	–	–	6,252	2,708	(7,708)	(b)	1,252
Real estate	–	–	–	–	–	106	40	–		146
Mortgage loans	–	9,241	40,180	–	49,421	12,617	3,503	(24,658)	(b)	40,883
Net cash provided (used) by investing activities	(55)	(240,096)	(64,198)	–	(304,349)	(5,684)	(59,969)	(7,708)		(377,710)
	(page 1 of 2)
(a) Balance for the nine months ended September 30, 2011
(b) Elimination of intercompany investments

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	–	150,642	83,920	–	234,562	–	–	–		234,562
Principal repayments on credit facilities	–	(101,275)	(65,340)	–	(166,615)	–	–	–		(166,615)
Debt issuance costs	–	(1,380)	(408)	–	(1,788)	–	–	–		(1,788)
Capital lease payments	–	(5,962)	–	–	(5,962)	–	–	–		(5,962)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	827	–	–	827	–	–	–		827
Proceeds from (repayment of) intercompany loans	41,915	(82,017)	40,102	–	–	–	–	–		–
Securitization deposits	–	40,500	–	–	40,500	–	–	–		40,500
Preferred stock redemption paid	(151,997)	–	–	–	(151,997)	–	–	7,708	(b)	(144,289)
Preferred stock dividends paid	(3,241)	–	–	–	(3,241)	–	–	328	(c)	(2,913)
Contribution to related party	(518)	–	–	–	(518)	–	–	–		(518)
Investment contract deposits	–	–	–	–	–	–	10,810	–		10,810
Investment contract withdrawals	–	–	–	–	–	–	(21,419)	–		(21,419)
Net cash provided (used) by financing activities	(113,841)	1,335	58,274	–	(54,232)	–	(10,609)	8,036		(56,805)

Effects of exchange rate on cash	–	(306)	–	–	(306)	–	–	–		(306)

Increase (decrease) in cash and cash equivalents	39,393	43,365	10	–	82,768	4,633	(24,572)	–		62,829
Cash and cash equivalents at beginning of period	250,104	72,634	757	–	323,495	21,718	37,301	–		382,514
Cash and cash equivalents at end of period	$289,497	$115,999	$767	$–	$406,263	$26,351	$12,729	$–		$445,343
	(page 2 of 2)
(a) Balance for the nine months ended September 30, 2011
(b) Elimination of intercompany investments
(c) Eliminate preferred stock dividends paid to affiliate

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended December 31, 2012
Total revenues	$545,935	$32,876	$578,811
Depreciation and amortization, net of (gains) losses on disposals	63,801	1,989	65,790
Interest expense	21,926	150	22,076
Pretax earnings	58,669	1,201	59,870
Income tax expense	22,706	318	23,024
Identifiable assets	5,077,479	141,826	5,219,305

Quarter ended December 31, 2011
Total revenues	$600,609	$32,480	$633,089
Depreciation and amortization, net of (gains) losses on disposals	57,983	1,957	59,940
Interest expense	22,579	165	22,744
Pretax earnings (loss)	(2,567)	4,696	2,129
Income tax expense	17	1,384	1,401
Identifiable assets	4,499,251	134,751	4,634,002

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine months ended December 31, 2012
Total revenues	$1,862,680	$122,864	$1,985,544
Depreciation and amortization, net of (gains) losses on disposals	180,736	6,032	186,768
Interest expense	67,226	454	67,680
Pretax earnings	340,746	18,721	359,467
Income tax expense	127,671	4,961	132,632
Identifiable assets	5,077,479	141,826	5,219,305

Nine months ended December 31, 2011
Total revenues	$1,857,795	$121,440	$1,979,235
Depreciation and amortization, net of (gains) losses on disposals	153,536	5,876	159,412
Interest expense	67,851	489	68,340
Pretax earnings	267,811	21,518	289,329
Income tax expense	103,027	6,340	109,367
Identifiable assets	4,499,251	134,751	4,634,002

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$155	$129
Interest cost on accumulated postretirement benefit	139	142
Other components	1	(4)
Net periodic postretirement benefit cost	$295	$267

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$466	$386
Interest cost on accumulated postretirement benefit	416	426
Other components	3	(12)
Net periodic postretirement benefit cost	$885	$800

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at December 31, 2012, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$561,798	$561,798	$–	$–
Fixed maturities - available for sale	972,887	894,395	77,298	1,194
Preferred stock	22,208	22,208	–	–
Common stock	24,873	24,873	–	–
Derivatives	984	–	984	–
Total	$1,582,750	$1,503,274	$78,282	$1,194

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	56,089	–	56,089	–
Total	$56,089	$–	$56,089	$–

Our fair value measurements take place at the end of each quarter. At the end of the first quarter of fiscal 2013, we transferred $2.3 million of fixed maturities – available for sale from Level 1 to Level 2 due to a reduction in the pricing source available.

The following table represents the fair value measurements for our assets at December 31, 2012 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2012	$1,205

Fixed Maturities - Asset Backed Securities - redemption	(19)
Fixed Maturities - Asset Backed Securities - gain (realized)	8
Balance at December 31, 2012	$1,194

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2013, compared with the third quarter and first nine months of fiscal 2012, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our outlook for the remainder of fiscal 2013.

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

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment provides loss adjusting and claims handling for U-Haul through regional offices across North America. Our Property and Casualty Insurance operating segment also underwrites components of the Safemove, Safetow, Super Safemove and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for our Property and Casualty Insurance operating segment includes offering property and casualty products in other U-Haul related programs.

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

As promulgated by ASC 810, a VIE is not self-supportive due to having one or both of the following conditions: (i) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or (ii) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and is re-assessed on an on-going basis should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration under the provisions of ASC 810. After a triggering event occurs the facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(s) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

We will continue to monitor our relationships with the other entities regarding who is the primary beneficiary, which could change based on facts and circumstances of any reconsideration events.

During the first quarter of fiscal 2013 SAC Holding II fully repaid the $75.0 million outstanding principal balance on its junior note with AMERCO. Pursuant to ASC 810-10-35-4, we considered this a redetermination event which resulted in AMERCO no longer having a variable interest in SAC Holding II. Further, we determined that the repayment of the junior note had no impact on the existing individual operating entity management agreements thereby affirming our finding that these agreements do not constitute variable interests due to the presence of contractual ‘kick-out’ rights. As a result, the reconsideration event had no effect on the consolidation analysis, and thus we have no basis under ASC 810 to consolidate SAC Holding II.

The condensed consolidated balance sheets as of December 31, 2012 and March 31, 2012 include the accounts of AMERCO and its wholly-owned subsidiaries. The December 31, 2012 and 2011 condensed consolidated statements of operations, comprehensive income and cash flows include the accounts of AMERCO and its wholly-owned subsidiaries.

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

Management determined that additions to the fleet resulting from purchase should be depreciated on an accelerated method based upon a declining formula. The useful life assumptions of this rental truck fleet remain unchanged. Beginning in October 2012 rental equipment subject to this depreciation schedule will be depreciated to a salvage value of 15%. This change had an immaterial effect on our current financial statements. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis to a salvage value of 15% by the end of year fifteen. Whereas, a standard straight line approach would reduce the book value by approximately 5.7% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $13.8 million and $14.1 million greater than what it would have been if calculated under a straight line approach for the third quarter of fiscal 2013 and 2012, respectively and $43.4 million and $40.4 million for the first nine months of fiscal 2013 and 2012, respectively.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. Our insurance subsidiaries recognized $0.1 million in other-than-temporary impairments for the first nine months of fiscal 2012. There were no write downs for the third quarter of fiscal 2013 and 2012 or for the first nine months of fiscal 2013.

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

Subsequent Events

Our management has evaluated subsequent events occurring after December 31, 2012, the date of our most recent balance sheet through the date our financial statements were issued. We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2012 compared with the Quarter Ended December 31, 2011

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2013 and the third quarter of fiscal 2012:

	Quarter Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$394,945	$375,744
Self-storage revenues	39,111	33,846
Self-moving and self-storage products and service sales	44,491	43,206
Property management fees	6,085	5,368
Life insurance premiums	43,248	132,643
Property and casualty insurance premiums	9,816	9,429
Net investment and interest income	18,927	15,234
Other revenue	22,188	17,619
Consolidated revenue	$578,811	$633,089

Self-moving equipment rental revenues increased $19.2 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012. Both our In-Town and one-way moving transactions experienced growth during the third quarter of fiscal 2013 compared to the same period last year.  While Hurricane Sandy affected portions of our operations in the Northeast United States, we believe the overall effect on our consolidated revenues was immaterial.

Self-storage revenues increased $5.3 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012 due primarily to an increase in the number of rooms rented.  Average monthly occupancy during the third quarter of fiscal 2013 increased by 1.8 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations as well as the acquisition of new facilities.  Over the last twelve months we have added approximately 2.1 million net rentable square feet with nearly 0.8 million of that during the third quarter of fiscal 2013.

Sales of self-moving and self-storage products and services increased $1.3 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012.  Increases were recognized in the sale of moving supplies and towing accessories and installation.

Property management fees increased $0.7 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012.  The calculation of these fees is largely based upon revenues collected at the facilities managed by the Company.  As these underlying revenues increase, the fees we collect for management services increase as well.

Life insurance premiums decreased $89.4 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012 primarily from a decrease in life premiums of $84.9 million.  During the third quarter of fiscal 2012 we acquired a block of life insurance policies resulting in a $83.4 million one-time increase; the third quarter of fiscal 2013 did not include a similar acquisition.

Property and casualty insurance premiums increased $0.4 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012 due to increases in sales of our affiliated Safestor and Safetow protection packages.

Net investment and interest income increased $3.7 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012 due to a larger invested asset base at the Life Insurance operating segment combined with gains from mortgage loan holdings at the Moving and Storage operating segment.

Other revenue increased $4.6 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012 primarily from the expansion of new business initiatives including our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $578.8 million for the third quarter of fiscal 2013, compared with $633.1 million for the third quarter of fiscal 2012.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2013 and the third quarter of fiscal 2012. The insurance companies third quarters ended September 30, 2012 and 2011.

	Quarter Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$514,806	$483,066
Earnings from operations before equity in earnings of subsidiaries	72,781	61,766
Property and casualty insurance
Revenues	11,865	11,666
Earnings (loss) from operations	2,062	(43,444)
Life insurance
Revenues	53,090	139,643
Earnings from operations	7,181	6,599
Eliminations
Revenues	(950)	(1,286)
Earnings from operations before equity in earnings of subsidiaries	(78)	(48)
Consolidated results
Revenues	578,811	633,089
Earnings from operations	81,946	24,873

Total costs and expenses decreased $111.4 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012. Our Life Insurance operating segment accounted for $87.1 million of the decrease primarily due to the decline in premiums from acquisitions.  Our Property and Casualty Insurance operating segment accounted for $45.3 million of the decrease.  The third quarter of fiscal 2012 included $48.0 million of charges related to excess workers’ compensation reserves and reinsurance contracts; these charges did not recur in fiscal 2013.

At the Moving and Storage segment, total costs and expenses increased $20.7 million.  Operating expenses accounted for $17.7 million of the increase.  Personnel, liability costs and expenses associated with U-Box growth contributed to this increase. Cost of sales declined due to a reduction in the price of propane combined with a reduction in the volume purchased. Depreciation expense, net, increased $6.1 million while lease expense decreased $5.0 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

During the third quarter of fiscal 2013 Hurricane Sandy struck the Northeastern portion of the United States interrupting business at approximately 100 stores. All of these stores were operational within a few days, but for the most part, required some additional time to reach full operational strength. We estimated losses related to destroyed rental equipment of approximately $0.8 million and has been recorded as an expense in the third quarter. We maintain property and business interruption insurance coverage with independent third parties to mitigate the financial impact of these types of catastrophic events. Our insurance deductible is $0.3 million and has been recorded as an expense in the third quarter.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $81.9 for the third quarter of fiscal 2013, compared with $24.9 million for the third quarter of fiscal 2012.

Interest expense for the third quarter of fiscal 2013 was $22.1 million, compared with $22.7 million for the third quarter of fiscal 2012 due to reduced borrowing costs partially offset by an increase in outstanding debt.

Income tax expense was $23.0 million for the third quarter of fiscal 2013, compared with $1.4 million for the third quarter of fiscal 2012 due to higher pretax earnings for the third quarter of fiscal 2013.

As a result of the above mentioned items, earnings available to common shareholders were $36.8 million for the third quarter of fiscal 2013, compared with $0.7 million for the third quarter of fiscal 2012.

Basic and diluted earnings per share for the third quarter of fiscal 2013 were $1.89, compared with $0.04 for the third quarter of fiscal 2012.

The weighted average common shares outstanding basic and diluted were 19,523,794 for the third quarter of fiscal 2013, compared with 19,481,614 for the third quarter of fiscal 2012.

Moving and Storage

Quarter Ended December 31, 2012 compared with the Quarter Ended December 31, 2011

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the third quarter of fiscal 2013 and the third quarter of fiscal 2012:

	Quarter Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$395,401	$376,271
Self-storage revenues	39,111	33,846
Self-moving and self-storage products and service sales	44,491	43,206
Property management fees	6,085	5,368
Net investment and interest income	8,003	6,779
Other revenue	21,715	17,596
Moving and Storage revenue	$514,806	$483,066

Self-moving equipment rental revenues increased $19.1 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012. Both our In-Town and one-way moving transactions experienced growth during the quarter compared to the same period last year.  While Hurricane Sandy affected portions of our operations in the Northeast United States, we believe the overall effect on our consolidated revenues was immaterial.

Self-storage revenues increased $5.3 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012 due primarily to an increase in the number of rooms rented.  Average monthly occupancy during the third quarter of fiscal 2013 increased by 1.8 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations as well as the acquisition of new facilities.  Over the last twelve months we have added approximately 2.1 million net rentable square feet with nearly 0.8 million of that during the third quarter of fiscal 2013.

Sales of self-moving and self-storage products and services increased $1.3 million during the third quarter of fiscal 2013, compared the third quarter of fiscal 2012.  Increases were recognized in the sale of moving supplies and towing accessories and installation.

Property management fees increased $0.7 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012.  The calculation of these fees is largely based upon revenues collected at the facilities managed by the Company.  As these underlying revenues increase, the fees we collect for management services increase as well.

Net investment and interest income increased $1.2 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012. During the first quarter of fiscal 2013, SAC Holdings repaid AMERCO $127.3 million for notes and interest outstanding. These notes carried interest rates of 9%. This loss of yield resulted in a $2.9 million decline in interest income for the third quarter which was more than offset by gains generated by mortgage loans held by the Company for investment.

Other revenue increased $4.1 million during the third quarter of fiscal 2013, compared with in the third quarter of fiscal 2012 due primarily from the expansion of new business initiatives including our U-Box program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	183	163
Square footage as of December 31	15,648	13,589
Average number of rooms occupied	141	123
Average occupancy rate based on room count	78.1%	76.4%
Average square footage occupied	12,249	10,438

Total costs and expenses increased $20.7 million during the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012. Operating expenses accounted for $17.7 million of the increase.  Personnel, liability costs and expenses associated with U-Box growth contributed to this increase. Cost of sales declined due to a reduction in the price of propane combined with a reduction in the volume purchased. Depreciation expense, net, increased $6.1 million while lease expense decreased $5.0 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

During the third quarter of fiscal 2013 Hurricane Sandy struck the Northeastern portion of the United States interrupting business at approximately 100 stores. All of these stores were operational within a few days, but for the most part, required some additional time to reach full operational strength. We estimated losses related to destroyed rental equipment of approximately $0.8 million and has been recorded as an expense in the third quarter. We maintain property and business interruption insurance coverage with independent third parties to mitigate the financial impact of these types of catastrophic events. Our insurance deductible is $0.3 million and has been recorded as an expense in the third quarter.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $72.8 million for the third quarter of fiscal 2013, compared with $61.8 million for the third quarter of fiscal 2012.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $29.6 million for the third quarter of fiscal 2013, compared with the third quarter of fiscal 2012 primarily due to the reserve strengthening at our Property and Casualty operating segment in the prior year’s third quarter.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $78.4 million for the third quarter of fiscal 2013, compared with $37.8 million for the third quarter of fiscal 2012.

Property and Casualty Insurance

Quarter Ended September 30, 2012 compared with the Quarter Ended September 30, 2011

Net premiums were $9.8 million and $9.4 million for the third quarters ended September 30, 2012 and 2011, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $2.0 million and $2.2 million for the third quarters ended September 30, 2012 and 2011, respectively.

Net operating expenses were $6.9 million and $3.5 million for third quarters ended September 30, 2012 and 2011, respectively. The increase was a result of a $3.9 million write off for reinsurance deemed uncollectible during the quarter.

Benefits and losses incurred were $2.9 million and $51.6 million for the third quarters ended September 30, 2012 and 2011, respectively. The improvement was due to reserve strengthening recognized in 2011 on terminated workers’ compensation programs originally written or reinsured between 1983 and 2003. The third quarter of last year included approximately $20.0 million of reserve strengthening for reinsurance assumed by Repwest, $22.8 million for business written directly by Repwest and $5.2 million related to uncertainty regarding the collection of reinsurance receivables. The Company had determined that claims had been developing much more adversely than previously anticipated.  A combination of issues including medical inflation, additional treatments, longer claim terms and underestimation of claims costs by third party administrators and reinsurers contributed to these adjustments. These updated assumptions led to the revision in the Company’s loss assumptions for this business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings (loss) from operations were $2.1 million and ($43.4) million for the third quarters ended September 30, 2012 and 2011, respectively.

Life Insurance

Quarter Ended September 30, 2012 compared with the Quarter Ended September 30, 2011

Net premiums were $43.2 million and $132.6 million for the third quarters ended September 30, 2012 and 2011, respectively. Life premiums decreased by $84.9 million. During the third quarter of 2011 Oxford entered into a coinsurance arrangement for a block of whole life insurance policies resulting in a one-time increase in premiums of $83.5 million due to the transfer of liabilities.  Additionally, new business activity has shifted more towards annuity policies with sales of these products accounted for as deposits on the balance sheet instead of premium income. Annuity deposits increased by $81.1 million compared to the same quarter last year.

Net investment income was $9.0 million and $6.6 million for the third quarters ended September 30, 2012 and 2011, respectively. There was an increase of $2.4 million of investment income due to a larger invested asset base and an increase in realized gains of $0.5 million compared to the same period last year.

Net operating expenses were $6.4 million and $7.3 million for the third quarters ended September 30, 2012 and 2011, respectively. The variance was primarily due to a reduction in Life and Medicare supplement commissions.

Benefits and losses incurred were $36.1 million and $122.1 million for the third quarters ended September 30, 2012 and 2011, respectively. During the third quarter of 2011 Oxford entered into a coinsurance arrangement for a block of whole life insurance policies resulting in a one-time increase in benefits of $83.5 million due to the transfer of liabilities.  Single premium whole life and Medicare supplement incurred benefits also decreased by $2.3 million and $1.8 million, respectively.

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $3.4 million and $3.7 million for the third quarters ended September 30, 2012 and 2011, respectively.  The primary variance was a result of decreased annuity amortization due to the prior year write-off of an aged block of assumed annuity business, partially offset by increased amortization of DAC due to new sales.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.2 million and $6.6 million for the third quarters ended September 30, 2012 and 2011, respectively.

AMERCO and Consolidated Entities

Nine Months Ended December 31, 2012 compared with the Nine Months Ended December 31, 2011

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2013 and the first nine months of fiscal 2012:

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,400,300	$1,333,918
Self-storage revenues	111,825	99,682
Self-moving and self-storage products and service sales	173,399	167,352
Property management fees	15,847	14,929
Life insurance premiums	137,341	229,839
Property and casualty insurance premiums	26,006	25,076
Net investment and interest income	44,237	48,398
Other revenue	76,589	60,041
Consolidated revenue	$1,985,544	$1,979,235

Self-moving equipment rental revenues increased $66.4 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012.  The revenue growth was largely from an increase in In-Town and one-way moving transactions.  Our focus continues to be on improving the rental experience for our customers through the availability of equipment, convenient access to rental locations and ease of the rental process.  We believe that these efforts along with a larger rental fleet has supported the increase in transactions and associated revenue.

Self-storage revenues increased $12.1 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012 due primarily to an increase in the number of rooms rented.  Average monthly occupancy during the first nine months of fiscal 2013 increased by 1.4 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations as well as the acquisition of new facilities.  Over the last twelve months we have added approximately 2.1 million net rentable square feet with nearly 1.8 million of that during the first nine months of fiscal 2013.

Sales of self-moving and self-storage products and services increased $6.0 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012.  We earned increases from the sale of moving supplies as well as towing accessories and installation.

Property management fees increased $0.9 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012.  The calculation of these fees is largely based upon revenues collected at the facilities managed by the Company.  As these underlying revenues increase, the fees we collect for management services increase as well.

Life insurance premiums decreased $92.5 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012 primarily from a reinsurance agreement on life insurance policies entered into during the prior year.

Property and casualty insurance premiums increased $0.9 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012 primarily from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Net investment and interest income decreased $4.2 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012 primarily due to declines at the Moving and Storage operating segment. During the first quarter of fiscal 2013, SAC Holdings repaid AMERCO $127.3 million for notes and interest outstanding. These notes carried interest rates of 9% and the loss of this yield caused an $8.1 million decline in interest income for the first nine months of fiscal 2013.  This decline was partially offset by increased investment income at the Life Insurance operating segment as well as gains from mortgage loans held for investment at the Moving and Storage operating segment.

Other revenue increased $16.5 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012 primarily from the expansion of new business initiatives including our U-Box program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,985.5 million for the first nine months of fiscal 2013, as compared with $1,979.2 million for the first nine months of fiscal 2012.

Listed below are revenues and earnings (loss) from operations at each of our operating segments for the first nine months of fiscal 2013 and the first nine months of fiscal 2012. The insurance companies first nine months ended September 30, 2012 and 2011.

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,793,224	$1,697,683
Earnings from operations before equity in earnings of subsidiaries	407,567	383,072
Property and casualty insurance
Revenues	32,521	32,471
Earnings (loss) from operations	6,991	(39,348)
Life insurance
Revenues	162,396	252,834
Earnings from operations	12,807	14,430
Eliminations
Revenues	(2,597)	(3,753)
Earnings from operations before equity in earnings of subsidiaries	(218)	(485)
Consolidated results
Revenues	1,985,544	1,979,235
Earnings from operations	427,147	357,669

Total costs and expenses decreased $63.2 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012. Our Life Insurance operating segment accounted for $88.8 million of the decrease primarily due to the decline in business acquisitions.  Our Property and Casualty Insurance operating segment accounted for $46.3 million of the decrease.  The third quarter of fiscal 2012 included a $48.0 million of charges related to excess workers’ compensation reserves and reinsurance contracts; these charges did not recur in fiscal 2013.

Total costs and expenses at the Moving and Storage operating segment increased $71.0 million during the first nine months of fiscal 2013.  Operating expenses increased $43.9 million primarily from spending on personnel, accruals for liability costs, legal expense and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Cost of sales declined due to a reduction in the price of propane combined with a reduction in the volume purchased. Depreciation expense, net, increased $28.8 million while lease expense decreased $10.1 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

During the third quarter of fiscal 2013 Hurricane Sandy struck the Northeastern portion of the United States interrupting business at approximately 100 stores. All of these stores were operational within a few days, but for the most part, required some additional time to reach full operational strength. We estimated losses related to destroyed rental equipment of approximately $0.8 million and has been recorded as an expense in the third quarter. We maintain property and business interruption insurance coverage with independent third parties to mitigate the financial impact of these types of catastrophic events. Our insurance deductible is $0.3 million and has been recorded as an expense in the third quarter.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $427.1 million for the first nine months of fiscal 2013, as compared with $357.7 million for the first nine months of fiscal 2012.

Interest expense for the first nine months of fiscal 2013 was $67.7 million and $68.3 million for the first nine months of fiscal 2012 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

Income tax expense was $132.6 million for the first nine months of fiscal 2013, compared with $109.4 million for the first nine months of fiscal 2012 due to higher pretax earnings for the first nine months of fiscal   2013.

Dividends accrued or paid on our Series A Preferred were $2.9 million for the first nine months of fiscal 2012. There were no payments made or accrued in fiscal 2013. All of the Series A Preferred stock was redeemed on June 1, 2011; therefore, no dividends were accrued for the third quarter of fiscal 2012. The first nine months of fiscal 2012 included a $5.9 million non-recurring charge related to the redemption of the Series A Preferred Stock.

As a result of the above mentioned items, earnings available to common shareholders were $226.8 million for the first nine months of fiscal 2013, compared with $171.1 million for the first nine months of fiscal 2012.

Basic and diluted earnings per common share for the first nine months of fiscal 2013 were $11.62, compared with $8.79 for the first nine months of fiscal 2012.

The weighted average common shares outstanding basic and diluted were 19,512,974 for the first nine months of fiscal 2013, compared with 19,470,886 for the first nine months of fiscal 2012.

Moving and Storage

Nine Months Ended December 31, 2012 compared with the Nine Months Ended December 31, 2011

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2013 and the first nine months of fiscal 2012:

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,401,483	$1,335,229
Self-storage revenues	111,825	99,682
Self-moving and self-storage products and service sales	173,399	167,352
Property management fees	15,847	14,929
Net investment and interest income	15,038	20,617
Other revenue	75,632	59,874
Moving and Storage revenue	$1,793,224	$1,697,683

Self-moving equipment rental revenues increased $66.3 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012. The revenue growth was largely from an increase in In-Town and one-way moving transactions.  Our focus continues to be on improving the rental experience for our customers through the availability of equipment, convenient access to rental locations and ease of the rental process.  We believe that these efforts along with a larger rental fleet has supported the increase in transactions and associated revenue.

Self-storage revenues increased $12.1 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012 due primarily to an increase in the number of rooms rented.  Average monthly occupancy during the first nine months of fiscal 2013 increased by 1.4 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations as well as the acquisition of new facilities.  Over the last twelve months we have added approximately 2.1 million net rentable square feet with nearly 1.8 million of that during the first nine months of fiscal 2013.

Sales of self-moving and self-storage products and services increased $6.0 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012.  We earned increases from the sale of moving supplies as well as towing accessories and installation.

Property management fees increased $0.9 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012.  The calculation of these fees is largely based upon revenues collected at the facilities managed by the Company.  As these underlying revenues increase, the fees we collect for management services increase as well.

Net investment and interest income decreased $5.6 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012. During the first quarter of fiscal 2013, SAC Holdings repaid AMERCO $127.3 million for notes and interest outstanding. These notes carried interest rates of 9% and the loss of this yield caused a $8.1 million decline in interest income for the first nine months of fiscal 2013.  This decline was partially offset by gains from mortgage loans held for investment at the Moving and Storage operating segment.

Other revenue increased $15.8 million during the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012 primarily from the expansion of new business initiatives including our U-Box program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	183	163
Square footage as of December 31	15,648	13,589
Average number of rooms occupied	138	123
Average occupancy rate based on room count	79.1%	77.5%
Average square footage occupied	11,795	10,353

Total costs and expenses at the Moving and Storage operating segment increased $71.0 million during the first nine months of fiscal 2013.  Operating expenses increased $43.9 million primarily from spending on personnel, accruals for liability costs, legal expense and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Cost of sales declined due to a reduction in the price of propane combined with a reduction in the volume purchased. Depreciation expense, net, increased $28.8 million while lease expense decreased $10.1 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

During the third quarter of fiscal 2013 Hurricane Sandy struck the Northeastern portion of the United States interrupting business at approximately 100 stores. All of these stores were operational within a few days, but for the most part, required some additional time to reach full operational strength. We estimated losses related to destroyed rental equipment of approximately $0.8 million and has been recorded as an expense in the third quarter. We maintain property and business interruption insurance coverage with independent third parties to mitigate the financial impact of these types of catastrophic events. Our insurance deductible is $0.3 million and has been recorded as an expense in the third quarter.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries increased to $407.6 million for the first nine months of fiscal 2013, compared with $383.1 million for the first nine months of fiscal 2012.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $29.1 million for the first nine months of fiscal 2013, compared with the first nine months of fiscal 2012 as a result of the reserve strengthening at the Property and Casualty Insurance segment in the prior year.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $420.5 million for the first nine months of fiscal 2013, compared with $366.9 million for the first nine months of fiscal 2012.

Property and Casualty Insurance

Nine Months Ended September 30, 2012 compared with the Nine Months Ended September 30, 2011

Net premiums were $26.0 million and $25.1 million for the nine months ended September 30, 2012 and 2011, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $6.5 million and $7.4 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease was due to a $1.3 million decrease in bond, preferred stock and real estate income, offset by a $1.0 million increase in mortgage loan income. The prior year also had a $0.7 million gain on asset disposals.

Net operating expenses were $14.7 million and $9.9 million for the nine months ended September 30, 2012 and 2011, respectively. The increase was a result of a $3.9 million write off for reinsurance deemed uncollectible combined with a $1.0 million increase in payroll expenses.

Benefits and losses incurred were $10.8 million and $61.9 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease was primarily due to reserve strengthening recognized in 2011 related to terminated workers’ compensation programs originally written or reinsured between 1983 and 2003. For the nine months ended September 30, 2011, losses in this line of business increased $52.5 million of which $48.0 million was recognized in the third quarter of fiscal year 2012. The Company determined that claims had been developing much more adversely than previously anticipated. A combination of issues including medical inflation, additional treatments, longer claim terms and underestimation of claims costs by third party administrators and reinsurers contributed to these adjustments. These updated assumptions led to the revision in the Company’s loss assumptions for this business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings (loss) from operations were $7.0 million and ($39.3) million for the nine months ended September 30, 2012 and 2011, respectively.

Life Insurance

Nine Months Ended September 30, 2012 compared with the Nine Months Ended September 30, 2011

Net premiums were $137.3 million and $229.8 million for the nine months ended September 30, 2012 and 2011, respectively. During the third quarter of fiscal 2011 Oxford entered into a coinsurance arrangement for a block of whole life insurance policies resulting in a one-time increase in premiums of $83.5 million due to the transfer of liabilities.  Additionally, there was a $7.0 million decrease in Medicare supplement premiums compared to the prior year. Annuity deposits increased by $233.2 million; which are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $23.0 million and $21.8 million for the nine months ended September 30, 2012 and 2011, respectively. There was an increase of $1.2 million of investment income due to a larger invested asset base offset by a decrease in realized gains recognized on investments of $3.4 million.

Net operating expenses were $20.4 million and $21.5 million for the nine months ended September 30, 2012 and 2011, respectively. The variance was due to reduced Medicare supplement and single premium whole life commissions resulting from policy decrements in Medicare supplement and lower sales of the life product.

Benefits and losses incurred were $119.9 million and $206.2 million for the quarter ended September 30, 2012 and 2011, respectively. During the third quarter of 2011 Oxford entered into the coinsurance arrangement for the block of whole life insurance policies resulting in a one-time increase in benefits of $83.5 million due to the transfer of liabilities.  A $7.4 million decrease in Medicare supplement benefits which came from a reduction of policies in-force and lower benefit ratios was offset by an increase in life insurance and other benefits.

DAC and VOBA was $9.3 million and $10.7 million for the nine months ended September 30, 2012 and 2011, respectively.  A decrease of $1.6 million was due to additional DAC amortization in the prior year resulting from realized capital gains, offset by an increase in the current year stemming from increased life and annuity sales.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $12.8 million and $14.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

At December 31, 2012, cash and cash equivalents totaled $586.1 million, compared with $357.2 million on March 31, 2012. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of December 31, 2012 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$538,883	$14,490	$32,751
Other financial assets	266,631	406,380	1,030,894
Debt obligations	1,667,008	–	–

(a) As of September 30, 2012

At December 31, 2012, our Moving and Storage operating segment had additional cash available under existing credit facilities of $302.7 million.

Net cash provided by operating activities increased $78.7 million in the first nine months of fiscal 2013 compared with fiscal 2012 primarily due to repayments of $127.3 million of the notes and interest receivables with SAC Holdings and from increased revenues.  Payments related to federal income taxes increased $104.3 million for the first nine months of fiscal 2013 compared to the same period in fiscal 2012.

Net cash used in investing activities increased $112.2 million in the first nine months of fiscal 2013, compared with fiscal 2012. Cash received from entering into new equipment leases is reported net of the cash used for purchases of property, plant and equipment.  New equipment leases funded in fiscal 2013 compared to fiscal 2012 increased $137.3 million, while cash used to purchase new rental equipment for fiscal 2013 increased $86.9 million compared to the same period last year. Cash provided from the sales of property, plant and equipment increased $27.1 million. Cash used for investing activities at the insurance companies increased $177.6 million primarily due to investments in their fixed maturity portfolios resulting from new annuity deposits.

Net cash provided by financing activities increased $199.7 million in the first nine months of fiscal 2013, as compared with fiscal 2012. Net annuity deposits at the Life Insurance operating segment increased $256.2 million in the first nine months of fiscal 2013 compared to the same period last year.  This was reduced by an increase in debt repayments compared to new borrowings at the Moving and Storage operating segment. Fiscal 2013 included $97.4 million of cash used to pay the Common Stock dividend, while fiscal 2012 included $152.0 million of cash used to redeem the Series A Preferred.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2013, we will reinvest in our truck and trailer rental fleet approximately $380 million, net of equipment sales excluding any lease buyouts. Through the first nine months of this year we have reinvested $262.5 million of this projected amount. Fleet investments in fiscal 2013 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2013 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first nine months of fiscal 2013, the Company invested approximately $130.3 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2013, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $255.9 million and $281.9 million for the first nine months of fiscal 2013 and 2012, respectively. The components of our net capital expenditures are provided in the following table:

	Nine Months Ended December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$421,912	$335,031
Equipment lease buyouts	49,874	52,340
Purchases of real estate, construction and renovations	130,331	75,075
Other capital expenditures	33,058	34,299
Gross capital expenditures	635,175	496,745
Less: Lease proceeds	(212,335)	(75,002)
Less: Sales of property, plant and equipment	(166,904)	(139,852)
Net capital expenditures	255,936	281,891

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

Stockholder’s equity was $132.8 million and $123.8 million at September 30, 2012 and December 31, 2011, respectively. The increase resulted from earnings of $4.5 million, increase in other comprehensive income of $3.0 million and an increase in additional paid-in capital of $1.5 million. The Property and Casualty Insurance operating segment does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

The Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the nine months ended September 30, 2012 were $245.5 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $237.3 million and $215.8 million at September 30, 2012 and December 31, 2011, respectively. The increase resulted from earnings of $8.4 million and an increase in other comprehensive income of $14.8 million and a decrease to beginning retained earnings of $1.7 million in relation to the adoption of ASU 2010-26. The Life Insurance operating segment does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Net Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $580.9 million and $441.7 million for the first nine months of fiscal 2013 and 2012, respectively. The increase was primarily due to repayments of $127.3 million of the notes and interest receivables in the first quarter with SAC Holdings and from increased revenues partially offset by a $104.3 million increase in federal income tax deposits paid.

Property and Casualty Insurance

Net cash provided by operating activities were $4.2 million and $10.3 million for the first nine months ended September 30, 2012 and 2011, respectively. The decrease in cash provided by operations was due to the $4.9 million increase in operating expense previously mentioned and a decrease in investment income.

The Property and Casualty Insurance operating segments cash and cash equivalents and short-term investment portfolio amounted to $62.2 million and $44.1 million at September 30, 2012 and December 31, 2011, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow the Property and Casualty Insurance operating segment to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided (used) by operating activities were ($8.7) million and $46.0 million for the first nine months ended September 30, 2012 and 2011, respectively. The decrease was attributable to a cash settlement on the assumption reinsurance transaction as of September 30, 2011.  Increased commissions on higher sales of new annuity products in 2012 caused an additional decrease in cash flow from operations.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through the Life Insurance operating segment’s short-term portfolio. At September 30, 2012 and December 31, 2011, cash and cash equivalents and short-term investments amounted to $43.6 million and $54.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans, including our working capital needs. We continue to hold significant cash and have access to existing credit facilities and additional liquidity to meet our anticipated capital expenditure requirements for investment in our rental fleet, rental equipment and storage acquisitions and build outs.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At December 31, 2012, we had cash availability under existing credit facilities of $302.7 million. It is possible that circumstances beyond our control or other factors resulting from changes in our operations could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At December 31, 2012, we had $1.2 million of available-for-sale assets classified in Level 3.

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

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed approximately $124.3 million of residual values at December 31, 2012 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $327.7 million at December 31, 2012.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $19.1 million and $18.0 million from the above mentioned entities during the first nine months of fiscal 2013 and 2012. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO, has an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.0 million and $1.8 million in the first nine months of fiscal 2013 and 2012, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At December 31, 2012, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $34.6 million and $33.1 million in commissions pursuant to such dealership contracts during the first nine months of fiscal 2013 and 2012, respectively.

During the first nine months of fiscal 2013, our subsidiaries held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $6.4 million and $14.5 million, and received cash interest payments of $10.7 million and $13.4 million, from SAC Holdings during the first nine months of fiscal 2013 and 2012, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2013 was $195.4 million and the aggregate notes receivable balance at December 31, 2012 was $72.6 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2019 and 2024. During the first quarter we received $127.3 million in repayments on the notes and interest receivables.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $23.5 million, expenses of $2.0 million and cash flows of $152.7 million during the first nine months of fiscal 2013. Revenues and commission expenses related to the Dealer Agreements were $158.4 million and $34.6 million, respectively during the first nine months of fiscal 2013.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate

$16,157		$(446)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
236,666		(47,475)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
10,700		(556)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
7,045		(371)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
7,050		(353)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
8,300	(a)	(588)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
8,235		(636)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
12,816		(1,121)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
6,900	(a)	(339)	3/30/2009	4/15/2016	2.24%	1 Month LIBOR
8,813	(a)	(437)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
19,375	(a)	(1,082)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
37,500	(a)	(1,424)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
15,250	(a)	(530)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
14,072	(b)	(349)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
22,500		(382)	4/16/2012	4/1/2019	1.28%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of December 31, 2012, we had approximately $476.9 million of variable rate debt obligations and $14.1 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $0.6 million annually (after consideration of the effect of the above derivative contracts.)

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 6.2% and 6.1% of our revenue was generated in Canada during the first nine months of fiscal 2013 and 2012, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4, filed March 30, 2004, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 10, 2010, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
10.1	Amendment to the Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan *	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith
* Indicating compensating plan arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date: February 6, 2013	/s/ Edward J. Shoen Edward J. Shoen President and Chairman of the Board (Duly Authorized Officer)

Date: February 6, 2013	/s/ Jason A. Berg Jason A. Berg Chief Accounting Officer (Principal Financial Officer)