Form 10-K
period 2013-03-31
AMERCO /NV/
filed 2013-06-05
CIK 4457

United States Securities and exchange commission

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]Annual Report Pursuant to Section 13 or 15(d) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2013

or

[ ]Transition report pursuant to section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to _________________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes [ ]  No  [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2012 (AMERCO’s most recently completed second fiscal quarter) was $510,020,982. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on September 28, 2012 (the last business day of AMERCO’s most recently completed second fiscal quarter). Shares held by AMERCO’s executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at May 30, 2013.

Documents incorporated by reference: portions of AMERCO’s definitive proxy statement for the 2013 annual meeting of stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2013, are incorporated by reference into Part III of this report.

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

We were founded in 1945 as a sole proprietorship under the name "U-Haul Trailer Rental Company" and have rented trailers ever since. Starting in 1959, we rented trucks on a one-way and in-town basis exclusively through independent U-Haul dealers. In 1974, we began developing our network of U-Haul managed retail centers, through which we rent our trucks and trailers, self-storage rooms and portable storage boxes and sell moving and self-storage products and services to complement our independent dealer network.

We rent our distinctive orange and white U-Haul trucks and trailers as well as offer self-storage rooms through a network of approximately 1,490 Company operated retail moving centers and approximately 16,400 independent U-Haul dealers. We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our eMove® web site.

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

Available Information

AMERCO and U-Haul are each incorporated in Nevada. U-Haul’s internet address is uhaul.com. On AMERCO’s investor relations web site, amerco.com, we post the following filings as soon as practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statement related to our annual meeting of stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also use our investor relations web site as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. All such filings on our web site are available free of charge. Additionally, you will find these materials on the SEC’s website at sec.gov.

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

As of March 31, 2013, our rental fleet consisted of approximately 112,000 trucks, 90,000 trailers and 34,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving centers and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul rentals.

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

We believe that U-Haul is North America’s largest seller and installer of hitches and towing systems. In addition to towing U-Haul equipment, these hitching and towing systems can tow jet skis, motorcycles, boats, campers and horse trailers. Our hitches, ball mounts, and hitch balls undergo stringent testing requirements. Each year, more than one million customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories.

U-Haul has one of North America’s largest propane refilling networks, with over 1,080 locations providing this convenient service. We employ trained, certified personnel to refill all propane cylinders and alternative fuel vehicles. Our network of propane dispensing locations is one of the largest automobile alternative refueling networks in North America.

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. We operate over 1,180 self-storage locations in North America, with nearly 445,000 rentable rooms comprising 40.0 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our U-Box® program.  A storage container is delivered to a location of our customer’s choosing either by Company personnel or by the customers themselves through the use of a U-Box trailer. This option provides the customer with the greatest scheduling convenience. Once the container is filled it can be stored at the customer’s location, or taken to any of our company operated locations, a participating independent dealer, or moved to a location of the customer’s choice.

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

We believe that our eMove® web site, eMove.com, is the largest network of customers and independent businesses in the self-moving and self-storage industry. The eMove network consists of channels where customers, businesses and service providers transact business. The eMove Moving Help marketplace connects “do-it-yourself” movers with independent service providers to assist movers in packing, loading, unloading, cleaning, driving and performing other services. Thousands of independent service providers participate in the eMove network.

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

Moving and Storage Operating Segments

Our Moving and Storage operating segment consists of the rental of trucks, trailers, portable storage boxes, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

Net revenue from our Moving and Storage operating segment was approximately 89.1%, 85.8% and 87.7% of consolidated net revenue in fiscal 2013, 2012 and 2011, respectively.

During fiscal 2013, the Company placed approximately 20,800 new trucks in service. These additions and replacements to the fleet were a combination of U-Haul manufactured vehicles and purchases. Typically as new trucks are added to the fleet the Company removes older trucks from the fleet. The total number of rental trucks in the fleet increased during fiscal 2013 as the pace of new additions was slightly greater than those trucks removed for retirement and sale.

Within our truck and trailer rental operation we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul maximizes vehicle utilization by effective distribution of the truck and trailer fleets among the approximately 1,490 Company operated centers and approximately 16,400 independent dealers. Utilizing its proprietary reservations management system, the Company’s centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Approximately 54% of all U-Move rental revenue originates from the Company operated centers.

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

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates nearly 445,000 storage rooms, comprising 40.0 million square feet of storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s owned and managed self-storage facility locations range in size up to 171,200 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

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

Our Moving and Storage operating segment business is seasonal and, traditionally, our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the first and second fiscal quarters due to the overall increase in moving activity during the spring and summer months. The fourth fiscal quarter is generally our weakest, due to a greater potential for adverse weather conditions.

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment provides loss adjusting and claims handling for U-Haul through regional offices across North America. Our Property and Casualty Insurance operating segment also underwrites components of the Safemove, Safetow, Super Safemove and Safestore protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for the Property and Casualty Insurance operating segment includes offering property and casualty products in other U-Haul related programs.

Net revenue from our Property and Casualty Insurance operating segment was approximately 1.9%, 1.6% and 1.7% of consolidated net revenue in fiscal 2013, 2012 and 2011, respectively.

Life Insurance Operating Segment

Our Life Insurance operating segment provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from our Life Insurance operating segment was approximately 9.0%, 12.6% and 10.6% of consolidated net revenue in fiscal 2013, 2012 and 2011, respectively.

Employees

As of March 31, 2013 and 2012, we employed over 21,600 people and 20,100 people, respectively throughout North America with approximately 98% of these employees working within our Moving and Storage operating segment and approximately 55% and 54%, respectively of these employees work on a part-time basis.

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

Recent Developments

Financial Strength Ratings

In May 2013, A.M. Best affirmed the financial strength rating of B++ (Good) for Oxford and its outlook remains positive.

Repwest maintained a B (Fair) financial strength rating with a stable outlook.

Financial Data of Segment and Geographic Areas

For financial data of our segments and geographic areas please see Note 22, Financial Information by Geographic Area and Note 22A, Consolidating Financial Information by Industry Segment to our Notes to Consolidated Financial Statements.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which we cannot accurately predict or quantify. Factors that could significantly affect results include, without limitation, the risk factors enumerated at the end of this section, as well as the following: our ability to operate pursuant to the terms of its credit facilities; our ability to maintain contracts that are critical to our operations; the costs and availability of financing; our ability to execute our business plan; our ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against us; changes in accounting standards and other factors described in this Annual Report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this Annual Report and in the Notes to Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

We are highly leveraged.

As of March 31, 2013, we had total debt outstanding of $1,661.8 million and total undiscounted lease commitments of $236.6 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways among other considerations:

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

Over the last several years, the United States economy has undergone a period of slowdown and unprecedented volatility, which resulted in a recession.  It is difficult to gauge the general economic conditions we will face this year.  Consumer and commercial spending is generally affected by the health of the economy, which places some of the factors affecting the success of our business beyond our control. Our industries, although not as traditionally cyclical as some, could experience significant downturns in connection with general economic conditions. In times of declining consumer spending we may be driven, along with our competitors, to reduce pricing which would have a negative impact on gross profit.  We cannot predict if another downturn, or sustained lack of recovery, in the economy may occur which could result in reduced revenues and working capital.

Should credit markets in the United States tighten or if interest rates increase significantly we may not be able to refinance existing debt or find additional financing on favorable terms, if at all.  If one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under credit facilities.  While we believe that we have adequate sources of liquidity to meet our anticipated requirement for working capital, debt servicing and capital expenditures through fiscal 2014, if our operating results were to worsen significantly and our cash flows or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

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

In recent years, we have purchased the majority of our rental trucks from Ford Motor Company and General Motors Corporation. Our fleet can be negatively affected by issues our manufacturers may face within their own supply chain. Also, it is possible that our suppliers may face financial difficulties or organizational changes which could negatively impact their ability to accept future orders or fulfill existing orders and we may, at some point, be forced to purchase from other manufacturers. The cost of acquiring new rental trucks could increase materially and negatively affect our ability to rotate new equipment into the fleet. Although we believe that we could contract with alternative manufacturers for our rental trucks, we cannot guarantee or predict how long that would take or if such a decision would result in material cost increases. Ultimately, termination of or changes to our existing relationship with these suppliers could have a material adverse effect on our business, financial condition or results of operations for an indefinite period of time.

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

As of March 31, 2013, Edward J. Shoen, President and Chairman of the Board of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen collectively are the beneficial owners of 9,139,018 shares (approximately 46.6%) of the outstanding common stock of AMERCO. In addition, Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan (Trustee of the Shoen Irrevocable Trusts) and David L. Holmes (Successor Trustee of the Irrevocable “C” Trusts) (collectively, the “Reporting Persons”) are parties to a stockholder agreement dated June 30, 2006 in which the Reporting Persons agreed to vote as one as provided in this agreement (the “Stockholder Agreement”).  Pursuant to the Stockholder Agreement, a collective 10,897,741 shares (approximately 55.6%) of the Company’s common stock are voted at the direction of a majority in interest of the Reporting Persons.  For additional information, refer to the Schedule 13Ds filed on July 13, 2006, March 9, 2007, June 26, 2009 and on May 1, 2013 with the SEC. In addition, 1,450,205 shares (approximately 7.4%) of the outstanding common stock of AMERCO are held by our Employee Savings and Employee Stock Ownership Trust.

As a result of their stock ownership and the Stockholder Agreement, Edward J. Shoen, Mark V. Shoen and James P. Shoen are in a position to significantly influence our business affairs and policies of the Company, including the approval of significant transactions, the election of the members of our Board of Directors (the “Board”) and other matters submitted to our stockholders. There can be no assurance that the interests of the Reporting Persons will not conflict with the interests of our other stockholders. Furthermore, as a result of the Reporting Persons’ voting power, the Company is a “controlled company” as defined in the Nasdaq Listing Rules and, therefore avails itself or may avail itself of certain exemptions under Nasdaq rules, including exemptions from the rules that require us to have (i) a majority of independent directors on the Board; (ii) independent director oversight of executive officer compensation; and (iii) independent director oversight of director nominations.

We bear certain risks related to our notes receivable from SAC Holdings.

At March 31, 2013, we held $72.4 million of notes receivable from SAC Holdings, which consist of junior unsecured notes. SAC Holdings is highly leveraged with significant indebtedness to others. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default of its obligations to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral of SAC Holdings is inadequate to repay SAC Holdings senior lenders and our junior unsecured notes.  We cannot assure you that SAC Holdings will not default on its loans to its senior lenders or that the value of SAC Holdings assets upon liquidation would be sufficient to repay us in full.

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

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remediation plan at each site where we believe such a plan is necessary. See Note 19, Contingencies of the Notes to Consolidated Financial Statements. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks.  Despite these compliance efforts, we believe that the risk of environmental liability is part of the nature of our business.

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

In May 2013, A.M. Best affirmed the financial strength rating for Oxford, Christian Fidelity Life Insurance Company (“CFLIC”), North American Insurance Company (“NAI”) of B++. Oxford’s and CFLIC’s outlook remains positive, whereas NAI’s outlook was stable. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

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

At December 31, 2012, Repwest reported $1.7 million of reinsurance recoverables, net of allowances and $176.4 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $72.1 million.

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments at March 31, 2013.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate approximately 1,490 U-Haul retail centers of which 481 are managed for other owners, and operates 11 manufacturing and assembly facilities. We also operate 150 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of our Moving and Storage operating segment.

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

Other

The Company is named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion, none of these other matters will individually have a material effect on the Company’s financial position and results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

Part ii

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of May 30, 2013, there were approximately 3,500 holders of record of our common stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings. AMERCO’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “UHAL”.

The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	Years Ended March 31,
	2013		2012
	High	Low	High	Low
First quarter	$106.71	$75.41	$103.36	$83.90
Second quarter	109.83	87.26	97.25	60.18
Third quarter	126.89	98.74	90.45	60.44
Fourth quarter	178.70	128.42	126.14	89.34

Dividends

AMERCO does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances. Any past payments of dividends, special or otherwise, is not an indication of a trend on future payments, if any.

On November 7, 2012, the Company declared a special cash dividend on its Common Stock of $5.00 per share to holders of record on November 19, 2012. The dividend was paid on November 30, 2012.

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

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock for the period March 31, 2008 through March 31, 2013 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2008 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on NASDAQ on March 31, 2009, 2010, 2011, 2012 and 2013.

Fiscal years ended March 31:	2008	2009	2010	2011	2012	2013

AMERCO	$100	$59	$95	$170	$187	$321
Dow Jones US Total Market	100	62	95	111	119	136
Dow Jones US Transportation Average	100	57	95	117	118	143

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

Listed below is selected financial data for AMERCO and consolidated subsidiaries for each of the last five years:

	Years Ended March 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$1,767,520	$1,678,256	$1,547,015	$1,419,726	$1,423,022
Self-storage revenues	152,660	134,376	120,698	110,369	110,548
Self-moving and self-storage products and service sales	221,117	213,854	205,570	198,785	199,394
Property management fees	24,378	23,266	22,132	21,632	23,192
Life insurance premiums	178,115	277,562	206,992	134,345	109,572
Property and casualty insurance premiums	34,342	32,631	30,704	27,625	28,337
Net investment and interest income	82,903	73,552	62,745	60,989	69,845
Other revenue	97,552	78,530	55,503	39,534	40,180
Total revenues	2,558,587	2,512,027	2,251,359	2,013,005	2,004,090

Operating expenses	1,170,568	1,093,190	1,026,577	1,022,061	1,057,880
Commission expenses	228,124	212,190	190,981	169,104	171,303
Cost of sales	107,216	116,542	106,024	104,049	114,387
Benefits and losses	180,676	320,191	200,513	132,105	109,441
Amortization of deferred policy acquisition costs	17,376	13,791	9,494	7,569	12,394
Lease expense	117,448	131,215	150,809	156,951	152,424
Depreciation, net of (gains) losses on disposals (b)	237,996	208,901	189,266	227,629	265,213
Total costs and expenses	2,059,404	2,096,020	1,873,664	1,819,468	1,883,042

Earnings from operations	499,183	416,007	377,695	193,537	121,048
Interest expense	(90,696)	(90,371)	(88,381)	(93,347)	(98,470)
Pretax earnings	408,487	325,636	289,314	100,190	22,578
Income tax expense	(143,779)	(120,269)	(105,739)	(34,567)	(9,168)
Net earnings	264,708	205,367	183,575	65,623	13,410
Less: Excess of redemption value over carrying value of preferred shares redeemed	–	(5,908)	(178)	388	–
Less: Preferred stock dividends (a)	–	(2,913)	(12,412)	(12,856)	(12,963)
Earnings available to common stockholders	$264,708	$196,546	$170,985	$53,155	$447
Basic and diluted earnings per common share	$13.56	$10.09	$8.80	$2.74	$0.02
Weighted average common shares outstanding: Basic and diluted	19,518,779	19,476,187	19,432,781	19,386,791	19,350,041
Cash dividends declared and accrued Preferred stock (a)	$–	$2,913	$12,412	$12,856	$12,963

Balance Sheet Data:
Property, plant and equipment, net	$2,755,054	$2,372,365	$2,094,573	$1,948,388	$2,013,928
Total assets	5,306,601	4,654,051	4,191,433	3,762,454	3,825,073
Notes, loans and leases payable	1,661,845	1,486,211	1,397,842	1,347,635	1,546,490
Stockholders' equity	1,229,259	1,035,820	993,020	812,911	717,629

(a) Fiscal 2012, 2011 and 2010 reflect eliminations of $0.3 million, $0.6 million and $0.1 million, respectivley paid to affiliates.
(b) (Gains) losses were ($22.5) million, ($20.9) million, ($23.1) million, ($2.0) million and $16.6 million for fiscal 2013, 2012, 2011, 2010 and 2009, respectively.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2013 compared with fiscal 2012, and for fiscal 2012 compared with fiscal 2011 which are followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for fiscal 2014.

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

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2012, 2011 and 2010 correspond to fiscal 2013, 2012 and 2011 for AMERCO.

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

Moving and Storage Operating Segment

Our Moving and Storage operating segment consists of the rental of trucks, trailers, portable moving and storage boxes, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

Management determined that additions to the fleet resulting from purchases should be depreciated on an accelerated method based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis to a salvage value of 20% by the end of year fifteen. Beginning in October 2012, rental equipment subject to this depreciation schedule will be depreciated to a salvage value of 15%. This change had an immaterial effect on our current financial statements. Comparatively, a standard straight line approach would reduce the book value by approximately 5.7% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $57.0 million, $54.6 million and $44.8 million greater than what it would have been if calculated under a straight line approach for fiscal 2013, 2012 and 2011, respectively.

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

•            Changes in ceding entity and third party administrator reporting practices

•            Changes in environmental factors including legal and regulatory

•            Current conditions affecting claim settlements

•            Future economic conditions including inflation

Significant variables that led to the third quarter of fiscal 2012 reserve strengthening were cost trends associated with claimant treatments, changes related to ceding entity and third party administrator reporting practices, projected longevity of claimants terms and assumptions for future claim settlements.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. We recognized other-than-temporary impairments of $0.1 million and $0.8 million for fiscal 2012 and 2011, respectively. There were no write downs in fiscal 2013.

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

Subsequent Events

Our management has evaluated subsequent events occurring after March 31, 2013, the date of our most recent balance sheet date, through the date our financial statements were issued. We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements other than those stated below.

Financial Strength Ratings

In May 2013, A.M. Best affirmed the financial strength rating of B++ (Good) for Oxford and its outlook remains positive.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company’s fiscal years, and interim periods within those years beginning after December 15, 2012. We do not believe the adoption of this will have a material impact on our financial statements.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Others (Topic 350) (“ASU 2012-02”) which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset.  Per the terms of ASU 2012-02, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. We adopted ASU 2012-02 in the third quarter of fiscal 2013 and it did not have a material impact on our financial statements.

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

AMERCO and Consolidated Subsidiaries

Fiscal 2013 Compared with Fiscal 2012

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2013 and fiscal 2012:

	Year Ended March 31,
	2013	2012
	(In thousands)
Self-moving equipment rentals	$1,767,520	$1,678,256
Self-storage revenues	152,660	134,376
Self-moving and self-storage products and service sales	221,117	213,854
Property management fees	24,378	23,266
Life insurance premiums	178,115	277,562
Property and casualty insurance premiums	34,342	32,631
Net investment and interest income	82,903	73,552
Other revenue	97,552	78,530
Consolidated revenue	$2,558,587	$2,512,027

Self-moving equipment rental revenues increased $89.3 million for fiscal 2013, compared with fiscal 2012. Growth in In-Town and one-way transactions was the most significant factor influencing the growth in revenues during fiscal 2013.  Truck, trailers and towing devices all experienced transaction and revenue growth as compared to fiscal 2012.  We believe the improvement in revenue occurred in conjunction with growth in our independent dealer network, expansion of company operated locations and an increase in the number of trucks and trailers in the fleet.  Our focus continues to be on improving the rental experience for our customers through the availability of equipment, convenient access to rental locations and ease of the rental process.

Self-storage revenues increased $18.3 million for fiscal 2013, compared with fiscal 2012.  Average monthly occupancy for fiscal 2013 increased by 1.6 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations as well as the acquisition of new facilities.  Over the last twelve months we have added approximately 2.1 million net rentable square feet.

Sales of self-moving and self-storage products and services increased $7.3 million for fiscal 2013, compared with fiscal 2012.  Increases were recognized from the sale of moving supplies as well as towing accessories and installation.

Property management fees increased $1.1 million for fiscal 2013, compared with fiscal 2012. The calculation of these fees is largely based upon revenues collected at the facilities managed by the Company.  As these underlying revenues increase, the fees we collect for management services increase as well.

Life insurance premiums decreased $99.4 million for fiscal 2013, compared with fiscal 2012.  During fiscal 2012 we purchased a block of life insurance policies which resulted in the recording of $83.4 million of premium upon acquisition; fiscal 2013 did not include a similar acquisition.

Property and casualty insurance premiums increased $1.7 million for fiscal 2013, compared with fiscal 2012 primarily from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Net investment and interest income increased $9.4 million for fiscal 2013, compared with fiscal 2012.  Realized gains from mortgage loans held for investment were approximately $13.2 million.  The Life Insurance operating segment reported additional interest income resulting from a larger invested asset portfolio.  Partially offsetting this was a decrease resulting from the first quarter of fiscal 2013 SAC Holdings repayment to AMERCO of $127.3 million for notes and interest outstanding. These notes carried interest rates of 9% and the loss of this yield caused an $11.0 million decline in interest income for fiscal 2013.

Other revenue increased $19.0 million for fiscal 2013, compared with fiscal 2012 primarily from the expansion of new business initiatives including our U-Box program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,558.6 million for fiscal 2013 as compared with $2,512.0 million for fiscal 2012.

Listed below are revenues and earnings (loss) from operations at each of our operating segments for fiscal 2013 and 2012. The insurance companies’ years ended December 31, 2012 and 2011.

	Year Ended March 31,
	2013	2012
	(In thousands)
Moving and storage
Revenues	$2,282,342	$2,156,923
Earnings from operations before equity in earnings of subsidiaries	462,328	432,766
Property and casualty insurance
Revenues	48,200	42,586
Earnings (loss) from operations	14,194	(36,426)
Life insurance
Revenues	231,490	317,274
Earnings from operations	22,955	20,149
Eliminations
Revenues	(3,445)	(4,756)
Earnings from operations before equity in earnings of subsidiaries	(294)	(482)
Consolidated Results
Revenues	2,558,587	2,512,027
Earnings from operations	499,183	416,007

Total costs and expenses decreased $36.6 million for fiscal 2013 as compared to fiscal 2012. Our Life Insurance operating segment accounted for $88.6 million of the decrease primarily due to the decline in business acquisitions. Our Property and Casualty Insurance operating segment accounted for $45.0 million of the decrease. The third quarter of fiscal 2012 included $48.3 million of charges related to excess workers’ compensation reserves and reinsurance contracts; these charges did not recur in fiscal 2013.

Total costs and expenses at the Moving and Storage operating segment increased $95.9 million for fiscal 2013 as compared to fiscal 2012. Operating expenses increased $74.9 million primarily from spending on personnel, accruals for liability costs, legal expense, property taxes and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Cost of sales declined due to a reduction in the price of propane combined with a reduction in the volume purchased. Depreciation expense, net, increased $29.1 million while lease expense decreased $14.8 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $499.2 million for fiscal 2013, compared with $416.0 million for fiscal 2012.

Interest expense for fiscal 2013 was $90.7 million, compared with $90.4 million for fiscal 2012 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

Income tax expense was $143.8 million for fiscal 2013, compared with $120.3 million for fiscal 2012. The increase was due to higher pretax earnings for fiscal 2013.

Dividends accrued or paid on our Series A Preferred were $2.9 million for fiscal 2012. There were no payments made or accrued in fiscal 2013. All of the Series A Preferred stock was redeemed on June 1, 2011; therefore, no dividends were accrued in fiscal 2013. Fiscal 2012 included a $5.9 million non-recurring charge related to the redemption of the Series A Preferred Stock.

As a result of the above mentioned items, earnings available to common shareholders were $264.7 million for fiscal 2013, compared with $196.5 million for fiscal 2012.

Basic and diluted earnings per common share for fiscal 2013 were $13.56, compared with $10.09 for fiscal 2012.

The weighted average common shares outstanding basic and diluted were 19,518,779 for fiscal 2013, compared with 19,476,187 for fiscal 2012.

Fiscal 2012 Compared with Fiscal 2011

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2012 and fiscal 2011:

	Year Ended March 31,
	2012	2011
	(In thousands)
Self-moving equipment rentals	$1,678,256	$1,547,015
Self-storage revenues	134,376	120,698
Self-moving and self-storage products and service sales	213,854	205,570
Property management fees	23,266	22,132
Life insurance premiums	277,562	206,992
Property and casualty insurance premiums	32,631	30,704
Net investment and interest income	73,552	62,745
Other revenue	78,530	55,503
Consolidated revenue	$2,512,027	$2,251,359

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

Net investment and interest income increased $10.8 million for fiscal 2012, compared with fiscal 2011 primarily due to an increased asset base at the Life Insurance operating segment combined with improved yields across all three segments due to the investment of excess cash balances.

Other revenue increased $23.0 million for fiscal 2012, compared with fiscal 2011 primarily due to the expansion of new business initiatives including our U-Box program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated subsidiaries were $2,512.0 million for fiscal 2012, compared with $2,251.4 million for fiscal 2011.

Listed below are revenues and earnings (loss) from operations at each of our operating segments for fiscal 2012 and 2011. The insurance companies’ years ended December 31, 2011 and 2010.

	Year Ended March 31,
	2012	2011
	(In thousands)
Moving and storage
Revenues	$2,156,923	$1,977,826
Earnings from operations before equity in earnings of subsidiaries	432,766	355,173
Property and casualty insurance
Revenues	42,586	38,663
Earnings from operations	(36,426)	5,638
Life insurance
Revenues	317,274	239,995
Earnings from operations	20,149	17,435
Eliminations
Revenues	(4,756)	(5,125)
Earnings from operations before equity in earnings of subsidiaries	(482)	(551)
Consolidated Results
Revenues	2,512,027	2,251,359
Earnings from operations	416,007	377,695

Total costs and expenses increased $222.4 million for fiscal 2012, compared with fiscal 2011. The Life Insurance operating segment accounted for $74.6 million of the increase primarily due to entering into the new reinsurance agreement. The Property and Casualty Insurance operating segment accounted for $46.0 million of the increase largely due to the reserve increases associated with their closed block of workers’ compensation policies.

Operating expenses for the Moving and Storage operating segment increased $101.5 million due largely to spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program.  Cost of sales and commission expenses increased in relation to the associated revenues.  Depreciation expense, before gains on the disposal of equipment, increased $17.5 million while lease expense decreased $19.6 million.  Over the last several years the Company has decreased its use of operating leases for funding new equipment acquisitions and increased its use of term loans and securitizations, which are the primary causes of the decrease in lease expense and increase in depreciation expense.

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

Moving and Storage

Fiscal 2013 Compared with Fiscal 2012

Listed below are revenues for the major product lines at our Moving and Storage operating segment for fiscal 2013 and fiscal 2012:

	Year Ended March 31,
	2013	2012
	(In thousands)
Self-moving equipment rentals	$1,769,058	$1,679,963
Self-storage revenues	152,660	134,376
Self-moving and self-storage products and service sales	221,117	213,854
Property management fees	24,378	23,266
Net investment and interest income	18,622	27,132
Other revenue	96,507	78,332
Moving and Storage revenue	$2,282,342	$2,156,923

Self-moving equipment rental revenues increased $89.1 million for fiscal 2013 as compared to fiscal 2012. Growth in In-Town and one-way transactions was the single largest driver of growth in revenues during fiscal 2013.  Truck, trailers and towing devices all experienced transaction and revenue growth as compared to fiscal 2012.  We believe the improvement in revenue occurred in conjunction with growth in our independent dealer network, expansion of company operated locations and an increase in the number of trucks and trailers in the fleet.  Our focus continues to be on improving the rental experience for our customers through the availability of equipment, convenient access to rental locations and ease of the rental process.

Self-storage revenues increased $18.3 million for fiscal 2013, compared with fiscal 2012.  Average monthly occupancy for fiscal 2013 increased by 1.6 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations as well as the acquisition of new facilities.  Over the last twelve months we have added approximately 2.1 million net rentable square feet.

Sales of self-moving and self-storage products and services increased $7.3 million for fiscal 2013 as compared to fiscal 2012.  We earned increases from the sale of moving supplies as well as towing accessories and installation.

Property management fees increased $1.1 million for fiscal 2013 as compared to fiscal 2012.  The calculation of these fees is largely based upon revenues collected at the facilities managed by the Company.  As these underlying revenues increase, the fees we collect for management services increase as well.

Net investment and interest income decreased $8.5 million for fiscal 2013 as compared to fiscal 2012. During the first quarter of fiscal 2013, SAC Holdings repaid AMERCO $127.3 million for notes and interest outstanding. These notes carried interest rates of 9% and the loss of this yield caused an $11.0 million decline in interest income for fiscal 2013 as compared to fiscal 2012.  This decline was partially offset by gains from mortgage loans held for investment at the Moving and Storage operating segment.

Other revenue increased $18.2 million for fiscal 2013 as compared to fiscal 2012 primarily from the expansion of new business initiatives including our U-Box program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2013	2012
	(In thousands, except occupancy rate)
Room count as of March 31	186	165
Square footage as of March 31	16,034	13,889
Average monthly number of rooms occupied	139	123
Average monthly occupancy rate based on room count	78.7%	76.9%
Average monthly square footage occupied	11,999	10,401

Total costs and expenses increased $95.9 million for fiscal 2013 as compared to fiscal 2012. Operating expenses increased $74.9 million primarily from spending on personnel, accruals for liability costs, legal expense, property taxes and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Cost of sales declined due to a reduction in the price of propane combined with a reduction in the volume purchased. Depreciation expense, net, increased $29.1 million while lease expense decreased $14.8 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

During the third quarter of fiscal 2013 Hurricane Sandy struck the Northeastern portion of the United States interrupting business at approximately 100 stores. All of these stores were operational within a few days, but for the most part, required some additional time to reach full operational strength. We estimated losses related to destroyed rental equipment of approximately $0.8 million and this was recorded as an expense in the third quarter. We maintain property and business interruption insurance coverage with independent third parties to mitigate the financial impact of these types of catastrophic events. Our insurance deductible is $0.3 million and this was recorded as an expense in the third quarter.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries increased to $462.3 million for fiscal 2013 as compared with $432.8 million for fiscal 2012.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $34.6 million for fiscal 2013, compared with fiscal 2012 as a result of the reserve strengthening at the Property and Casualty Insurance segment in the prior year.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $486.6 million for fiscal 2013, compared with $422.4 million for fiscal 2012.

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

Self-storage revenues increased $13.7 million for fiscal 2012, compared with fiscal 2011 due primarily to an increase in the number of rooms rented combined with a modest improvement in overall rates per occupied square foot.  The average amount of occupied square feet increased by approximately 10% for fiscal 2012 compared to fiscal 2011.  A portion of this improvement comes from the additional capacity added to the portfolio; total net rentable square feet increased by 1.4 million over the last twelve months.

Sales of self-moving and self-storage products and services increased $8.3 million for fiscal 2012, compared with fiscal 2011.  Increases were recognized in the sale of propane and towing accessories and installation with the majority of the improvement coming from the sales of moving supplies.

Other revenue increased $23.7 million for fiscal 2012, compared with fiscal 2011 primarily from the expansion of new business initiatives including our U-Box program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2012	2011
	(In thousands, except occupancy rate)
Room count as of March 31	165	153
Square footage as of March 31	13,889	12,534
Average monthly number of rooms occupied	123	113
Average monthly occupancy rate based on room count	76.9%	75.8%
Average monthly square footage occupied	10,401	9,437

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

Property and Casualty Insurance

2012 Compared with 2011

Net premiums were $34.3 million and $32.6 million for the years ended December 31, 2012 and 2011, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The increase corresponded with the increased moving and storage transactions at U-Haul.

Net investment income was $13.9 million and $10.0 million for the years ended December 31, 2012 and 2011, respectively. The increase was due to $4.6 million of gains on mortgage loans offset by a $0.8 million decrease in real estate income.

Net operating expenses were $18.0 million and $13.3 million for the years ended December 31, 2012 and 2011. The increase was primarily due to a $4.1 million write-off for reinsurance deemed uncollectible combined with $0.7 million in legal fees related to this transaction.

Benefits and losses incurred were $16.0 million and $65.7 million for the years ended December 31, 2012 and 2011, respectively. The decrease was primarily due to reserve strengthening in 2011 on terminated workers’ compensation programs originally written or reinsured between 1983 and 2003. Losses in this line of business increased $53.8 million of which $48.3 million was recognized in the third quarter of fiscal 2012.

As a result of the above mentioned changes in revenues and expenses, pretax earnings (loss) from operations were $14.2 million and ($36.4) million for the years ended December 31, 2012 and 2011, respectively.

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

Life Insurance

2012 Compared with 2011

Net premiums were $178.1 million and $277.6 million for the years ended December 31, 2012 and 2011, respectively. During the third quarter of 2011 Oxford entered into a coinsurance arrangement for a block of whole life insurance policies resulting in a one-time increase in premiums of $83.5 million due to the transfer of liabilities.  Medicare supplement premiums decreased by $9.5 million compared to the prior year while premiums from other products including life insurance decreased $6.5 million.  New business activity in 2012 shifted more towards annuity policies with sales of these products accounted for as deposits on the balance sheet instead of premium income.  Annuity deposits increased by $258.5 million compared to 2011.

Net investment income was $50.9 million and $38.1 million for the years ended December 31, 2012 and 2011, respectively. There was an increase of $13.8 million of investment income due to a larger invested asset base and gains on matured mortgage loans purchased at discounts. This was offset by a decrease in realized gains recognized on investments of $0.9 million.

Net operating expenses were $26.5 million and $28.9 million for the years ended December 31, 2012 and 2011, respectively. The variance was due to a reduced Medicare supplement and single premium whole life commissions resulting from a decline in the Medicare supplement policy base along with lower new sales of the life product.

Benefits and losses incurred were $164.7 million and $254.4 million for the years ended December 31, 2012 and 2011, respectively. During the third quarter of 2011 Oxford entered into the coinsurance arrangement for the block of whole life insurance policies resulting in a one-time increase in benefits of $83.5 million due to the transfer of liabilities. Medicare supplement benefits decreased by $9.9 million from a reduction of policies in-force and improved benefit ratios.  As a result of the growth in annuity deposits, interest credited to policyholders increased $3.2 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $17.4 million and $13.8 million for the years ended December 31, 2012 and 2011, respectively.  This was primarily due to amortization related to increased annuity sales and in-force life insurance policies.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $23.0 million and $20.1 million for the years ended December 31, 2012 and 2011, respectively.

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

Net investment income was $38.1 million and $30.8 million for the years ended December 31, 2011 and 2010, respectively. The increase was due to an additional $2.9 million in gains on the sale of securities and increased income due to a larger invested asset base.

Net operating expenses were $28.9 million and $29.8 million for the years ended December 31, 2011 and 2010, respectively. An increase in general administrative and commission expense related to current year annuity sales and last year’s Medicare supplement acquisition was offset by a reduction in life insurance commissions.

Benefits and losses incurred were $254.4 million and $183.3 million for the years ended December 31, 2011 and 2010, respectively. There was a net increase of $52.7 million in Life benefits due to the transfer of liabilities for the coinsurance of new blocks of business during both quarters ending December 31, 2011 and 2010.  Medicare supplement benefits increased $24.1 million. An increase of $31.1 million was due to the acquisition of last year’s Medicare supplement block of business, which was partially offset by a reduction of $7.0 million in benefits on the existing business. All other business had a net decrease in benefits of $4.9 million for the year.

Amortization of DAC and VOBA was $13.8 million and $9.5 million for the years ended December 31, 2011 and 2010, respectively.  Approximately $1.2 million of the increase was due to additional annuity DAC amortization resulting from realized capital gains recognized during the year. An additional $1.5 million was from the acquisition of last year’s Medicare supplement and final expense policies. The remaining increase was spread across various life insurance and annuity products.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $20.1 million and $17.4 million for the years ended December 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

We believe our current capital structure is a positive factor that will enable us to pursue our operational plans and goals and provide us with sufficient liquidity for the foreseeable future. The majority of our obligations currently in place mature between fiscal years 2016 and 2019. However, since there are many factors which could affect our liquidity, including some which are beyond our control, there is no assurance that future cash flows and liquidity resources will be sufficient to meet our outstanding debt obligations and our other future capital needs.

At March 31, 2013, cash and cash equivalents totaled $463.7 million, compared with $357.2 million on March 31, 2012. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2013 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$427,560	$14,120	$22,064
Other financial assets	299,341	420,523	1,072,589
Debt obligations	1,661,845	–	–

(a) As of December 31, 2012

At March 31, 2013, our Moving and Storage segment had cash available under existing credit facilities of $116.0 million.

A summary of our consolidated cash flows for fiscal 2013, 2012 and 2011 is shown in the table below:

	Years Ended March 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$661,530	$669,842	$572,863
Net cash used by investing activities	(712,213)	(582,137)	(373,970)
Net cash used by financing activities	157,783	(112,745)	(60,768)
Effects of exchange rate on cash	(536)	(294)	271
Net cash flow	106,564	(25,334)	138,396
Cash at the beginning of the period	357,180	382,514	244,118
Cash at the end of the period	$463,744	$357,180	$382,514

Net cash provided by operating activities decreased $8.3 million in fiscal 2013, compared with fiscal 2012 primarily due to a $132.5 million increase in net federal income tax payments combined with a $133.0 million decline in the Life Insurance segment from reduced business acquisition activity.  This is offset by the repayment of $127.3 million of the notes and interest receivables with SAC Holdings and from increased revenues at the Moving and Storage segment.

Net cash used in investing activities increased $130.1 million in fiscal 2013, compared with fiscal 2012.  The largest portion of this change came from the Life Insurance segment as funds from new annuity sales led to a net $142.5 increase in net cash used for investing.   For our Moving and Storage operating segment, cash received from entering into leases related to the acquisition of new equipment is reported net of the related cash used for the purchases of property, plant and equipment.  New equipment leases funded in fiscal 2013 compared to fiscal 2012 increased $99.7 million, while cash used to purchase new rental equipment for fiscal 2013 increased $95.2 million compared to the same period last year. Cash provided from the sales of property, plant and equipment, primarily used trucks increased $51.8 million.

Net cash provided by financing activities increased $270.5 million in fiscal 2013, as compared with fiscal 2012. Net annuity deposits at the Life Insurance operating segment increased $284.0 million in fiscal 2013 compared to the same period last year. This was reduced by the Moving and Storage segment through a net increase in debt repayments as compared to new borrowings. Fiscal 2013 included $97.4 million of cash used to pay the Common Stock dividend, while fiscal 2012 included $152.0 million of cash used to redeem the Series A Preferred.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2014 the Company will reinvest in its truck and trailer rental fleet approximately $300 million, net of equipment sales and excluding any lease buyouts. For fiscal 2013, the Company invested, net of sales, approximately $391 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2014 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2014 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company is funding these development projects through construction loans and internally generated funds. For fiscal 2013, the Company invested nearly $170 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2014, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $435.3 million, $420.9 million and $300.0 million for fiscal 2013, 2012 and 2011, respectively. The components of our net capital expenditures are provided in the following table:

	Years Ended March 31,
	2013	2012	2011
	(In thousands)
Purchases of rental equipment	$599,044	$503,863	$386,626
Equipment lease buyouts	60,041	52,340	25,024
Purchases of real estate, construction and renovations	169,535	101,644	64,036
Other capital expenditures	47,330	52,253	49,650
Gross capital expenditures	875,950	710,100	525,336
Less: Lease proceeds	(219,966)	(120,301)	(44,918)
Less: Sales of property, plant and equipment	(220,699)	(168,912)	(180,411)
Net capital expenditures	435,285	420,887	300,007

The Moving and Storage operating segment continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage market place, or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, our Property and Casualty Insurance’s operating segment assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

The Company believes that stockholders equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Stockholder’s equity was $136.9 million, $123.8 million, and $154.6 million at December 31, 2012, 2011, and 2010, respectively. The increase in 2012 compared with 2011 resulted from net earnings of $9.3 million and an increase in other comprehensive income of $2.3 million, along with a capital contribution to ARCOA of $1.5 million. Our Property and Casualty Insurance operating segment does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

The Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals. Life Insurance’s operating segment net deposits for the year ended December 31, 2012 were $269.8 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s operating segment funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $242.7 million, $215.8 million, and $188.7 million at December 31, 2012, 2011 and 2010, respectively. The increase in 2012 compared with 2011 resulted from earnings of $15.0 million, an increase in other comprehensive income of $13.6 million and a decrease to beginning retained earnings of $1.7 million in relation to the adoption of ASU 2010-26. Life Insurance operating segment does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $665.6 million, $536.9 million and $471.0 million in fiscal 2013, 2012 and 2011, respectively. The increase was primarily due to repayments of $127.3 million of the notes and interest receivables in the first quarter with SAC Holdings and from increased revenues partially offset by a $132.5 million increase in net federal income tax payments.

Property and Casualty Insurance

Net cash provided by operating activities was $0.3 million, $4.7 million, and $4.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. The decrease was due to a $4.9 million increase in benefit payments.

Our Property and Casualty Insurance’s operating segment cash and cash equivalents and short-term investment portfolios amounted to $45.2 million, $44.1 million, and $76.2 million at December 31, 2012, 2011, and 2010, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow our Property and Casualty Insurance operating segment to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided (used) by operating activities was ($4.4) million, $128.6 million and $98.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in cash provided was attributable to a cash settlement on the assumption reinsurance transaction as of September 2011. Increased commissions on higher sales of new annuity products in 2012 caused an additional decrease in cash flow from operations.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through our Life Insurance’s operating segment short-term portfolio. At December 31, 2012, 2011 and 2010, cash and cash equivalents and short-term investments amounted to $34.6 million, $54.1 million and $53.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At March 31, 2013, we had cash availability under existing credit facilities of $116.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 9, Borrowings of the Notes to Consolidated Financial Statements.

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

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At March 31, 2013, we had $1.2 million of available-for-sale assets classified in Level 3.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2013:

		Payment due by Period (as of March 31, 2013)
Contractual Obligations	Total	04/01/13 - 03/31/14	04/01/14 - 03/31/16	04/01/16 - 03/31/18	Thereafter
	(In thousands)
Notes, loans and leases payable - Principal	$1,661,845	$226,944	$633,114	$455,470	$346,317
Notes, loans and leases payable - Interest	315,023	79,607	115,518	50,815	69,083
Revolving credit agreements - Principal	–	–	–	–	–
Revolving credit agreements - Interest	–	–	–	–	–
Operating leases	354,499	120,260	169,429	33,698	31,112
Property and casualty obligations (a)	153,654	15,871	24,170	19,801	93,812
Life, health and annuity obligations (b)	2,715,218	194,365	338,292	329,585	1,852,976
Self insurance accruals (c)	380,824	101,180	161,886	68,256	49,502
Post retirement benefit liability	10,476	493	1,262	1,747	6,974
Total contractual obligations	$5,591,539	$738,720	$1,443,671	$959,372	$2,449,776

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

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.  The cash flows shown are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $914.8 million included in our consolidated balance sheet as of March 31, 2013. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

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

ASC 740 - Income Taxes liabilities and interest of $18.2 million is not included above due to uncertainty surrounding ultimate settlements, if any.

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed $117.9 million of residual values at March 31, 2013 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $330.2 million at March 31, 2013.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini Storage Realty, L.P. (“Private Mini”) pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $23.7 million, $22.5 million and $22.0 million from the above mentioned entities during fiscal 2013, 2012 and 2011, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant stockholder and director of AMERCO and an estate planning trust benefitting the Shoen children have an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.6 million, $2.4 million and $2.5 million in fiscal 2013, 2012 and 2011, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased by us.

At March 31, 2013, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with the Company’s other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $43.8 million, $41.7 million and $37.3 million in commissions pursuant to such dealership contracts during fiscal 2013, 2012 and 2011, respectively.

During fiscal 2013, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. The Company does not have an equity ownership interest in SAC Holdings. We recorded interest income of $8.4 million, $19.4 million and $19.2 million and received cash interest payments of $12.6 million, $17.8 million and $15.8 million from SAC Holdings during fiscal 2013, 2012 and 2011, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2013 was $195.4 million and the aggregate notes receivable balance at March 31, 2013 was $72.4 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2017 and 2019. During the first quarter of fiscal 2013, we received $127.3 million in repayments on the notes and interest receivables.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $34.8 million, expenses of $2.6 million and cash flows of $159.6 million during fiscal 2013. Revenues and commission expenses related to the Dealer Agreements were $200.3 million and $43.8 million, respectively during fiscal 2013.

Fiscal 2014 Outlook

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

We have added new storage locations and expanded at existing locations. In fiscal 2014, we are looking to continue to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. In the current environment we have focused fewer resources on new construction than in recent history. We will continue to invest capital and resources in the U-Box storage container program throughout fiscal 2014.

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

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2011 and ending March 31, 2013. We believe that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with GAAP, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(In thousands, except for share and per share data)
Total revenues	$564,307	$582,487	$744,117	$667,676
Earnings from operations	72,036	81,946	194,322	150,879
Net earnings	37,873	36,846	109,420	80,569
Earnings available to common shareholders	37,873	36,846	109,420	80,569
Basic and diluted earnings per common share	$1.93	$1.89	$5.61	$4.13
Weighted average common shares outstanding: basic and diluted	19,536,630	19,523,794	19,512,550	19,502,369

	Quarter Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(In thousands, except for share and per share data)
Total revenues	$525,657	$635,429	$705,508	$645,433
Earnings from operations	58,338	24,873	184,433	148,363
Net earnings	25,405	728	101,011	78,223
Earnings available to common shareholders	25,405	728	101,175	69,238
Basic and diluted earnings per common share	$1.29	$0.04	$5.20	$3.56
Weighted average common shares outstanding: basic and diluted	19,492,159	19,481,614	19,470,948	19,460,126

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$15,657		$(234)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
234,166		(44,122)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
10,375		(424)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
6,795		(292)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
6,800		(281)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
8,050	(a)	(523)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
7,997		(564)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
12,442		(1,004)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
6,675	(a)	(310)	3/30/2009	3/30/2016	2.24%	1 Month LIBOR
8,250	(a)	(401)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
18,438	(a)	(966)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
35,625	(a)	(1,273)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
14,500	(a)	(455)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
13,724	(b)	(294)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
21,563		(292)	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
42,750		(115)	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of March 31, 2013, we had $464.3 million of variable rate debt obligations and $13.7 million of a variable rate operating lease. If the London Inter-Bank Offer Rate were to increase 100 basis points, the increase in interest expense on the variable rate debt and a variable rate operating lease would decrease future earnings and cash flows by $0.1 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.8%, 5.9% and 5.8% of our revenue was generated in Canada in fiscal 2013, 2012 and 2011, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Management assessed our internal control over financial reporting as of March 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2013. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO USA, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AMERCO

Reno, Nevada

We have audited AMERCO and consolidated subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AMERCO maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended March 31, 2013 and our report dated June 5, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

June 5, 2013

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, in connection with its annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the 2013 fiscal year.

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

Item 11.   Executive Compensation

The information required to be disclosed under this Item 11 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2013 fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed under this Item 12 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2013 fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed under this Item 13 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2013 fiscal year.

Item 14.   Principal Accounting Fees and Services

The information required to be disclosed under this Item 14 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2013 fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

Exhibits:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Registration Statement on form S-4 filed March 30, 2004, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on September 10, 2010, file no. 1-11255
4.1	Termination of Rights Agreement, dated as of March 5, 2008	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 11, 2008, file no. 1-11255
4.2	U-Haul Investors Club Base Indenture, dated February 12, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.3	First Supplemental Indenture, dated February 17, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.4	Second Supplemental Indenture, dated February 17, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.5	Third Supplemental Indenture, dated March 1, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 4, 2011, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
4.6	Fourth Supplemental Indenture, dated March 15, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.7	Fifth Supplemental Indenture, dated March 15, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.8	Sixth Supplemental Indenture, dated March 29, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.9	Seventh Supplemental Indenture, dated March 29, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.10	Ninth Supplemental Indenture, dated April 19, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 22, 2011, file no. 1-11255
4.11	Tenth Supplemental Indenture, dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.12	Eleventh Supplemental Indenture dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 31, 2011, file no. 1-11255
4.13	Twelfth Supplemental Indenture dated June 14, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.14	Thirteenth Supplemental Indenture dated June 28, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on July 20, 2011, file no. 1-11255
4.15	Fourteenth Supplemental Indenture dated July 20, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.16	Fifteenth Supplemental Indenture dated July 27, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.17	Sixteenth Supplemental Indenture dated August 31, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 28, 2011, file no. 1-11255
4.18	Seventeenth Supplemental Indenture dated November 8, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 18, 2012, file no. 1-11255
4.19	Eighteenth Supplemental Indenture dated January 7, 2012 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 26, 2012, file no. 1-11255
4.20	Nineteenth Supplemental Indenture dated May 14, 2012 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 15, 2012, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
4.21	Eighth Supplemental Indenture, dated April 12, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 2012, file no. 1-11255
4.22	Twentieth Supplemental Indenture dated September 4, 2012 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 4, 2012, file no. 1-11255
4.23	Twenty-first Supplemental Indenture dated January 15, 2013 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 15, 2013, file no. 1-11255
4.24	Twenty-second Supplemental Indenture dated May 28, 2013 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 30, 2013, file no. 1-11255
10.1	U-Haul Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 1993, file no. 1-11255
10.2	Share Repurchase and Registration Rights Agreement with Paul F. Shoen	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.3	ESOP Loan Credit Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.4	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.5	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.6	Amended Indemnification Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.7	Indemnification Trust Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.8	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.9	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.10	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.11	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.12	Property Management Agreements among Three-A through Three-D SAC Self-Storage Limited Partnership and the subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.13	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.14	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.15	Property Management Agreement between Three-SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.16	Property Management Agreement among subsidiaries of U-Haul International and Galaxy Storage Two, L.P.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 1-11255
10.17	Merrill Lynch Commitment Letter (re first mortgage loan)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.18	Morgan Stanley Commitment Letter	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.19	Merrill Lynch Commitment Letter (re loan to Amerco Real Estate Company)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.20

Amended and Restated Credit Agreement, dated June 8, 2005, among Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and Merrill Lynch Commercial Finance Corp.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.21

Security Agreement dated June 8, 2005, by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Finance Corp.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.22	Guarantee, dated June 8, 2005, by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.23

Promissory Note, dated June 8, 2005 by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc. and U-Haul International, Inc.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.24	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005 in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.25	Form of Promissory Note, dated June 8, 2005, in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.26	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.27	Form of Promissory Note, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.28	Property Management Agreement between Subsidiaries of U-Haul and Five SAC RW MS, LLC., dated August 17, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, file no. 1-11255
10.29	Property Management Agreement between Subsidiaries of U-Haul and Five SAC 905, LLC., dated September 23, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, file no. 1-11255
10.30	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Partners, LP, dated June 25, 2005.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.31	Promissory note, dated December 1, 2005, by Private Mini Storage Realty, LP in favor of AMERCO.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.32	Promissory note dated December 1, 2005 by PMSI Investments, LP in favor of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.33	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Preferred Properties, LP., dated June 25, 2005	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.34	Credit Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc., and HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.35	Security Agreement dated June 6, 2006, among U-Haul Leasing and Sales Co., U-Haul Co. of Arizona, and U-Haul International, Inc. in favor of HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.36	Guarantee dated June 6, 2006, made by U-Haul International, Inc. in favor of HVB	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.37	Stockholder Agreement dated June 30, 2006 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Southwest Fiduciary, Inc., as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on July 13, 2006, file number 5-39669
10.38

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

Incorporated by reference to AMERCO’s Current Report on Form 8-K filed August 23, 2006, file no. 1-11255
10.39	Stockholder Agreement dated March 9, 2007 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Adagio Trust Company, as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on March 9, 2007, file number 5-39669
10.40	2007-1 BOX TRUCK BASE INDENTURE, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, 2007 TM-1, LLC, 2007 DC-1, LLC, and 2007 EL-1, LLC and U.S. BANK NATIONAL ASSOCIATION.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.41	SCHEDULE I TO 2007-1 BOX TRUCK BASE INDENTURE, dated as of June 1, 2007.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.42

SERIES 2007-1 SUPPLEMENT, dated as of June 1, 2007, among U-HAUL S FLEET, LLC, 2007 TM-1, LLC, 2007 DC-1, LLC, and 2007 EL-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, to the 2007-1 Box Truck Base Indenture.

Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2007, file no. 1-11255
10.43	Amended and Restated Property Management Agreement among Six-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.44	Amended and Restated Property Management Agreement among Six-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.45	Amended and Restated Property Management Agreement among Six-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.46	Amended and Restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.47	Amended and Restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.48	Amended and Restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.49	Amended and Restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.50	Amended and Restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.51	Amended and Restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.52	Amended and Restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.53	Amended and Restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.54	Amended and Restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.55	Amended and Restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.56	Promissory Note. SAC Holding Corporation, a Nevada corporation ("Borrower"), pay to U-Haul International, Inc., a Nevada corporation	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.57	Stockholder Agreement dated January 1, 2009 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and Dunham Trust Company, as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on June 26, 2009, file number 5-39669

Exhibit Number	Description	Page or Method of Filing
10.58

2010-1 BOX TRUCK BASE INDENTURE, dated as of October 1, 2010, among 2010 U-HAUL S FLEET, LLC, 2010 TM-1, LLC, 2010 DC-1, LLC, and 2010 TT-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee.

Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.59	Schedule I to 2010-1 Base Indenture – Definitions List	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.60

SERIES 2010-1 SUPPLEMENT, dated as of October 1, 2010, among 2010 U-HAUL S FLEET, LLC, 2010 TM-1, LLC, 2010 DC-1, LLC, and 2010 TT-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee.

Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.61	Pledge and Security Agreement, dated February 17, 2011, by and among AMERCO, U-Haul Leasing and Sales Co. and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
10.62	Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2011, file no. 1-11255
10.63	Amended and Restated AMERCO Employee Stock Ownership Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2011, file no. 1-11255
10.64	Credit Agreement, dated April 29, 2011, among Amerco Real Estate Company, U-Haul Company of Florida and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2011, file no. 1-11255
10.65	Amended and Restated Property Management Agreement among Eighteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.66	Amended and Restated Property Management Agreement among Twenty SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.67	Amended and Restated Property Management Agreement among Twenty-One SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.68	Amended and Restated Property Management Agreement among Twenty-Two SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.69	Amended and Restated Property Management Agreement among Twenty-Three SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing
10.70	Amended and Restated Property Management Agreement among Twenty-Four SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.71	Amended and Restated Property Management Agreement among Twenty-Five SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.72	Amended and Restated Property Management Agreement among Twenty-Six SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.73	Amended and Restated Property Management Agreement among Twenty-Seven SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.74	Amended and Restated Credit Agreement, dated March 15, 2012, among Amerco Real Estate Company, U-Haul Co. of Florida and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.75	U-Haul Dealership Contract Addendum	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.76	Amendment to the Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q, for the year ended December 31, 2012, file no. 1-11255
10.77	Stockholder Agreement dated April 29, 2013 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and David L. Holmes, as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on May 1, 2013, file number 5-39669
14	Code of Ethics	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 5, 2004, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit Number	Description	Page or Method of Filing
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AMERCO

Reno, Nevada

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated subsidiaries (the “Company”) as of March 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended March 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 5, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

June 5, 2013

Amerco and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$463,744	$357,180
Reinsurance recoverables and trade receivables, net	261,789	297,974
Inventories, net	56,396	58,735
Prepaid expenses	57,451	41,858
Investments, fixed maturities and marketable equities	1,095,338	766,792
Investments, other	241,765	258,551
Deferred policy acquisition costs, net	93,043	63,914
Other assets	99,986	120,525
Related party assets	182,035	316,157
	2,551,547	2,281,686
Property, plant and equipment, at cost:
Land	333,228	281,140
Buildings and improvements	1,197,875	1,087,119
Furniture and equipment	311,142	308,120
Rental trailers and other rental equipment	317,476	255,010
Rental trucks	2,154,688	1,856,433
	4,314,409	3,787,822
Less: Accumulated depreciation	(1,559,355)	(1,415,457)
Total property, plant and equipment	2,755,054	2,372,365
Total assets	$5,306,601	$4,654,051
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$358,491	$335,326
Notes, loans and leases payable	1,661,845	1,486,211
Policy benefits and losses, claims and loss expenses payable	1,115,048	1,145,943
Liabilities from investment contracts	510,789	240,961
Other policyholders' funds and liabilities	7,294	7,273
Deferred income	30,217	31,525
Deferred income taxes	393,658	370,992
Total liabilities	4,077,342	3,618,231

Commitments and contingencies (notes 9, 17, 18, 19 and 20)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of March 31, 2013 and 2012	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2013 and 2012	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of March 31, 2013 and 2012	–	–
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of March 31, 2013 and 2012	10,497	10,497
Additional paid-in capital	438,168	433,743
Accumulated other comprehensive loss	(22,680)	(45,436)
Retained earnings	1,482,630	1,317,064
Cost of common shares in treasury, net (22,377,912 shares as of March 31, 2013 and 2012)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of March 31, 2013 and 2012)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(1,706)	(2,398)
Total stockholders' equity	1,229,259	1,035,820
Total liabilities and stockholders' equity	$5,306,601	$4,654,051

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$1,767,520	$1,678,256	$1,547,015
Self-storage revenues	152,660	134,376	120,698
Self-moving and self-storage products and service sales	221,117	213,854	205,570
Property management fees	24,378	23,266	22,132
Life insurance premiums	178,115	277,562	206,992
Property and casualty insurance premiums	34,342	32,631	30,704
Net investment and interest income	82,903	73,552	62,745
Other revenue	97,552	78,530	55,503
Total revenues	2,558,587	2,512,027	2,251,359

Costs and expenses:
Operating expenses	1,170,568	1,093,190	1,026,577
Commission expenses	228,124	212,190	190,981
Cost of sales	107,216	116,542	106,024
Benefits and losses	180,676	320,191	200,513
Amortization of deferred policy acquisition costs	17,376	13,791	9,494
Lease expense	117,448	131,215	150,809
Depreciation, net of (gains) losses on disposals of (($22,496), ($20,888) and ($23,058), respectively)	237,996	208,901	189,266
Total costs and expenses	2,059,404	2,096,020	1,873,664

Earnings from operations	499,183	416,007	377,695
Interest expense	(90,696)	(90,371)	(88,381)
Pretax earnings	408,487	325,636	289,314
Income tax expense	(143,779)	(120,269)	(105,739)
Net earnings	264,708	205,367	183,575
Less: Excess of redemption value over carrying value of preferred shares redeemed	–	(5,908)	(178)
Less: Preferred stock dividends	–	(2,913)	(12,412)
Earnings available to common stockholders	$264,708	$196,546	$170,985
Basic and diluted earnings per common share	$13.56	$10.09	$8.80
Weighted average common shares outstanding: Basic and diluted	19,518,779	19,476,187	19,432,781

Related party revenues for fiscal 2013, 2012 and 2011, net of elimination, were $38,135 thousand, $48,061 thousand and $46,746 thousand, respectively.

Related party costs and expenses for fiscal 2013, 2012, and 2011, net of eliminations, were $46,461 thousand, $44,120 thousand and $39,748 thousand, respectively.

The accompanying notes are an integral part of these consolidated financial statements

Amerco and Consolidated Subsidiaries

Consolidated statements of comprehensive income

Fiscal Year Ended March 31, 2013	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$408,487	$(143,779)	$264,708
Other comprehensive income:
Foreign currency translation	(1,271)	–	(1,271)
Unrealized net gain on investments	29,099	(10,320)	18,779
Change in fair value of cash flow hedges	9,405	(3,574)	5,831
Postretirement benefit obligation loss	(974)	391	(583)
Total comprehensive income	$444,746	$(157,282)	$287,464

Fiscal Year Ended March 31, 2012	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$325,636	$(120,269)	$205,367
Other comprehensive income:
Foreign currency translation	(2,854)	–	(2,854)
Unrealized net gain on investments	15,094	(5,089)	10,005
Change in fair value of cash flow hedges	(9,179)	3,488	(5,691)
Postretirement benefit obligation gain	(692)	263	(429)
Total comprehensive income	$328,005	$(121,607)	$206,398

Fiscal Year Ended March 31, 2011	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$289,314	$(105,739)	$183,575
Other comprehensive income:
Foreign currency translation	3,114	–	3,114
Unrealized net gain on investments	7,468	(2,538)	4,930
Change in fair value of cash flow hedges	2,411	(916)	1,495
Postretirement benefit obligation loss	324	(123)	201
Total comprehensive income	$302,631	$(109,316)	$193,315

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and consolidated subsidiaries

consolidated statements of changes in stockholders equity

Description	Common Stock, $0.25 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2010	$10,497	$421,996	$(56,207)	$969,017	$(525,653)	$(2,185)	$(4,554)	$812,911
Increase in market value of released ESOP shares	–	3,038	–	–	–	–	–	3,038
Release of unearned ESOP shares	–	–	–	–	–	–	1,172	1,172
Foreign currency translation	–	–	3,114	–	–	–	–	3,114
Unrealized gain on investments, net of tax	–	–	4,930	–	–	–	–	4,930
Fair market value of cash flow hedges, net of tax	–	–	1,495	–	–	–	–	1,495
Adjustment to post retirement benefit obligation	–	–	201	–	–	–	–	201
Net earnings	–	–	–	183,575	–	–	–	183,575
Less: Excess of redemption value over carrying value of preferred shares redeemed	–	–	–	(178)	–	–	–	(178)
Preferred stock dividends: Series A ($2.13 per share for fiscal 2011)	–	–	–	(12,412)	–	–	–	(12,412)
Redemption of preferred shares	–	–	–	–	–	(5,004)	–	(5,004)
Contribution to related party	–	178	–	–	–	–	–	178
Net activity	–	3,216	9,740	170,985	–	(5,004)	1,172	180,109
Balance as of March 31, 2011	$10,497	$425,212	$(46,467)	$1,140,002	$(525,653)	$(7,189)	$(3,382)	$993,020
Increase in market value of released ESOP shares	–	3,141	–	–	–	–	–	3,141
Release of unearned ESOP shares	–	–	–	–	–	–	984	984
Foreign currency translation	–	–	(2,854)	–	–	–	–	(2,854)
Unrealized gain on investments, net of tax	–	–	10,005	–	–	–	–	10,005
Fair market value of cash flow hedges, net of tax	–	–	(5,691)	–	–	–	–	(5,691)
Adjustment to post retirement benefit obligation	–	–	(429)	–	–	–	–	(429)
Net earnings	–	–	–	205,367	–	–	–	205,367
Less: Excess of redemption value over carrying value of preferred shares redeemed	–	–	–	(5,908)	–	–	–	(5,908)
Preferred stock dividends: Series A ($0.53 per share for fiscal 2012)	–	–	–	(2,913)	–	–	–	(2,913)
Common stock dividends: ($1.00 per share for fiscal 2012)	–	–	–	(19,484)	–	–	–	(19,484)
Redemption of preferred shares	–	–	–	–	–	(144,808)	–	(144,808)
Contribution to related party	–	5,390	–	–	–	–	–	5,390
Net activity	–	8,531	1,031	177,062	–	(144,808)	984	42,800
Balance as of March 31, 2012	$10,497	$433,743	$(45,436)	$1,317,064	$(525,653)	$(151,997)	$(2,398)	$1,035,820
Adjustment to initially apply ASU 2010-26	–	–	–	(1,721)	–	–	–	(1,721)
Increase in market value of released ESOP shares	–	4,425	–	–	–	–	–	4,425
Release of unearned ESOP shares	–	–	–	–	–	–	692	692
Foreign currency translation	–	–	(1,271)	–	–	–	–	(1,271)
Unrealized gain on investments, net of tax	–	–	18,779	–	–	–	–	18,779
Fair market value of cash flow hedges, net of tax	–	–	5,831	–	–	–	–	5,831
Adjustment to post retirement benefit obligation	–	–	(583)	–	–	–	–	(583)
Net earnings	–	–	–	264,708	–	–	–	264,708
Common stock dividends: ($5.00 per share for fiscal 2013)	–	–	–	(97,421)	–	–	–	(97,421)
Net activity	–	4,425	22,756	165,566	–	–	692	193,439
Balance as of March 31, 2013	$10,497	$438,168	$(22,680)	$1,482,630	$(525,653)	$(151,997)	$(1,706)	$1,229,259

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net earnings	$264,708	$205,367	$183,575
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	260,492	229,789	212,324
Amortization of deferred policy acquisition costs	17,376	13,791	9,494
Change in allowance for losses on trade receivables	(134)	(208)	28
Change in allowance for inventory reserves	1,133	1,382	(674)
Net gain on sale of real and personal property	(22,496)	(20,888)	(23,058)
Net gain on sale of investments	(8,323)	(5,579)	(1,135)
Deferred income taxes	13,518	104,360	80,898
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	36,322	(77,115)	(5,966)
Inventories	1,206	(173)	(6,431)
Prepaid expenses	(15,587)	15,748	(4,244)
Capitalization of deferred policy acquisition costs	(50,640)	(23,166)	(25,239)
Other assets	21,556	5,992	28,715
Related party assets	133,672	(14,210)	(87)
Accounts payable and accrued expenses	40,032	19,469	12,547
Policy benefits and losses, claims and loss expenses payable	(30,478)	212,330	109,334
Other policyholders' funds and liabilities	21	(1,458)	566
Deferred income	(1,312)	4,367	1,967
Related party liabilities	464	44	249
Net cash provided by operating activities	661,530	669,842	572,863

Cash flow from investing activities:
Purchase of:
Property, plant and equipment	(655,984)	(589,799)	(480,418)
Short term investments	(411,638)	(291,622)	(260,766)
Fixed maturity investments	(443,262)	(220,104)	(215,931)
Equity securities	(16,289)	(9,048)	(11,550)
Preferred stock	(6,296)	(2,717)	(14,352)
Real estate	(1,073)	(7,829)	(193)
Mortgage loans	(80,711)	(127,163)	(38,558)
Other investments	–	–	(2,000)
Proceeds from sales and paydowns of:
Property, plant and equipment	220,699	168,912	180,411
Short term investments	417,520	300,893	317,213
Fixed maturity investments	160,806	128,486	131,981
Equity securities	372	10,222	1,198
Preferred stock	7,258	2,352	1,914
Real estate	671	440	1,925
Mortgage loans	95,714	54,840	15,156
Net cash used by investing activities	(712,213)	(582,137)	(373,970)

Cash flow from financing activities:
Borrowings from credit facilities	270,546	237,780	321,862
Principal repayments on credit facilities	(257,957)	(201,888)	(288,882)
Debt issuance costs	(2,223)	(2,004)	(1,987)
Capital lease payments	(26,877)	(8,328)	(11,522)
Leveraged Employee Stock Ownership Plan - Repayment from loan	692	984	1,172
Securitization deposits	1,195	42,088	(46,031)
Preferred stock redemption paid	–	(144,289)	–
Preferred stock dividends paid	–	(2,913)	(12,412)
Common stock dividends paid	(97,421)	(19,484)	–
Contribution to related party	–	(518)	–
Investment contract deposits	301,729	13,854	11,580
Investment contract withdrawals	(31,901)	(28,027)	(34,548)
Net cash used by financing activities	157,783	(112,745)	(60,768)

Effects of exchange rate on cash	(536)	(294)	271

Increase (decrease) in cash and cash equivalents	106,564	(25,334)	138,396
Cash and cash equivalents at the beginning of period	357,180	382,514	244,118
Cash and cash equivalents at the end of period	$463,744	$357,180	$382,514

The accompanying notes are an integral part of these consolidated financial statements amerco and consolidated subsidiaries

notes to consolidated financial statements

Note 1. Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2012, 2011 and 2010 correspond to fiscal 2013, 2012 and 2011 for AMERCO.

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

U-Haul International, Inc (“U-Haul”),

Amerco Real Estate Company (“Real Estate”),

Repwest Insurance Company (“Repwest”), and

Oxford Life Insurance Company (“Oxford”).

Unless the context otherwise requires, the term “Company,” “we,” “us” or “our” refers to AMERCO and all of its legal subsidiaries.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

The Life Insurance operating segment includes Oxford and its wholly-owned subsidiaries. The Life Insurance operating segment provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

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

Cash and Cash Equivalents

We consider cash and cash equivalents to be highly liquid debt securities with insignificant interest rate risk with original maturities from the date of purchase of three months or less.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $100,000 CAD per account. At March 31, 2013 and March 31, 2012, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

During fiscal 2013, we recorded $26.1 million of real estate acquisitions obtained through foreclosures or deed-in-lieu of foreclosure on the collateral of assets acquired or originated as mortgage loan investments.

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

Derivative Financial Instruments

Our objective for holding derivative financial instruments is to manage interest rate risk exposure primarily through entering interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement.  We do not enter into these instruments for trading purposes. Counterparties to the interest rate swap agreements are major financial institutions. In accordance with ASC 815 - Derivatives and Hedging, we recognize interest rate swap agreements on the balance sheet at fair value, which is classified as prepaid expenses (asset) or accrued expenses (liability). Derivatives that are not designated as cash flow hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a cash flow hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 11, Derivatives of the Notes to Consolidated Financial Statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Inventories, net

Inventories, net were as follows:

	March 31,
	2013	2012
	(In thousands)
Truck and trailer parts and accessories (a)	$51,247	$52,973
Hitches and towing components (b)	14,574	13,877
Moving supplies and propane (b)	6,979	7,156
Subtotal	72,800	74,006
Less: LIFO reserves	(14,693)	(14,541)
Less: excess and obsolete reserves	(1,711)	(730)
Total	$56,396	$58,735

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

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 96% of the total inventories for March 31, 2013 and 2012. Had we utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $14.7 million and $14.5 million higher at March 31, 2013 and 2012, respectively. In fiscal 2013, the positive effect on income due to liquidation of a portion of the LIFO inventory was $0.1 million.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. We follow the deferral method of accounting based on ASC 908 - Airlines for major overhauls in which engine and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. The net amount of (gains) or losses netted against depreciation expense were ($22.5) million, ($20.9) million and ($23.1) million during fiscal 2013, 2012 and 2011, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Management determined that additions to the fleet resulting from purchases should be depreciated on an accelerated method based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis to a salvage value of 20% by the end of year fifteen. Beginning in October 2012, rental equipment subject to this depreciation schedule will be depreciated to a salvage value of 15%. This change had an immaterial effect on our current financial statements. Whereas, a standard straight line approach would reduce the book value by approximately 5.7% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $57.0 million, $54.6 million and $44.8 million greater than what it would have been if calculated under a straight line approach for fiscal 2013, 2012 and 2011, respectively.

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

The carrying value of real estate held for investment, which is lower than market value at the balance sheet date, was $14.3 million and $14.8 million for fiscal 2013 and 2012, respectively, and is included in Investments, other.

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

Policy Benefits and Losses, Claims and Loss Expenses Payable

Our Life Insurance operating segment’s liabilities for life insurance and certain annuity and health policies are established to meet the estimated future obligations of policies in force, and are based on mortality, morbidity and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. Liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported. Oxford’s liabilities for deferred annuity contracts consist of contract account balances that accrue to the benefit of the policyholders.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Our Property and Casualty Insurance operating segment’s liability for reported and unreported losses is based on Repwest’s historical data along with industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from re-insurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the re-insured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from re-insurers on unpaid losses are charged or credited to expense in the periods in which they are made.

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

On a regular basis insurance reserve adequacy is reviewed by management to determine if existing assumptions need to be updated.In determining the assumptions for calculating workers’ compensation reserves, management considers multiple factors including the following:

•            Claimant longevity

•            Cost trends associated with claimant treatments

•            Changes in ceding entity and third party administrator reporting practices

•            Changes in environmental factors including legal and regulatory

•            Current conditions affecting claim settlements

•            Future economic conditions including inflation

We have reserved each claim based upon the accumulation of current claim costs projected through the claimants’ life expectancy, then adjusted for applicable reinsurance arrangements.  Management reviews each claim bi-annually to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.  We have factored in an estimate of what the potential cost increases could be in our incurred but not reported liability.  We have not assumed settlement of the existing claims in calculating the reserve amount, unless it is in the final stages of completion.

Increases in claim costs, including medical inflation and new treatments and medications could lead to future adverse development resulting in additional reserve strengthening.  Conversely, settlement of existing claims or if injured workers return to work or expire prematurely, could lead to future positive development.

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to the rental equipment. The consolidated balance sheets include $380.8 million and $380.1 million of liabilities related to these programs as of March 31, 2013 and 2012, respectively. These liabilities are recorded in Policy benefits and losses, claims and loss expenses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents. Based upon additional claims information obtained through the passage of time, we reduced our self-insurance reserve balance associated with prior accident years by $5 million in fiscal 2013 and $20 million in fiscal 2012.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Additionally, as of March 31, 2013 and 2012, the consolidated balance sheets include liabilities of $8.1 million and $6.7 million, respectively, related to our provided medical plan benefits for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of claims incurred but not reported. This liability is reported net of estimated recoveries from excess loss reinsurance policies with unaffiliated insurers of $0.5 million and $0.1 million for fiscal 2013 and 2012, respectively. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

Revenue Recognition

Self-moving rentals are recognized for the period that trucks and moving equipment are rented. Self-storage revenues, based upon the number of paid storage contract days, are recognized as earned during the period.  Sales of self-moving and self-storage related products are recognized at the time that title passes and the customer accepts delivery. Property management fee revenues are recognized monthly as services are performed. Property and casualty, traditional life and Medicare supplement insurance premiums are recognized as revenue over the policy periods. For products where premiums are due over a significantly shorter duration than the period over which benefits are provided, such as our single premium whole life product, premiums are recognized when received and excess profits are deferred and recognized in relation to the insurance in force. Interest and investment income are recognized as earned.

Amounts collected from customers for sales tax are recorded on a net basis.

Advertising

All advertising costs are expensed as incurred. Advertising expense was $6.7 million, $10.3 million and $14.9 million in fiscal 2013, 2012 and 2011, respectively.

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

During fiscal 2013, new annuity contract holders were provided with a sales inducement in the form of a premium bonus.  Sales inducements are recognized as an asset with a corresponding increase to the policyholder liability and are amortized in a similar manner to deferred acquisition costs.  As of December 31, 2012, the sales inducement asset included with Deferred policy acquisition costs, net amounted to $17.2 million on the consolidated balance sheet and amortization expense totaled $ 0.9 million.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company’s fiscal years, and interim periods within those years beginning after December 15, 2012. We do not believe the adoption of this will have a material impact on our financial statements.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Others (Topic 350) (“ASU 2012-02”) which allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test of an indefinite-lived intangible asset.  Per the terms of ASU 2012-02, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. We adopted ASU 2012-02 in the third quarter of fiscal 2013 and it did not have a material impact on our financial statements.

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

Note 4.  Earnings Per Share

Net earnings for purposes of computing earnings per common share for fiscal 2012 and 2011 are net earnings less preferred stock dividends paid, adjusted for the price paid by us for the redemption of our preferred stock less its carrying value on our balance sheet. Preferred stock dividends include accrued dividends of AMERCO. Preferred stock dividends paid to or accrued for entities that are part of the consolidated group are eliminated in consolidation.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 66,669; 110,504; and 153,069 as of March 31, 2013, 2012, and 2011, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

From January 1, 2009 through March 31, 2011, our insurance subsidiaries purchased 308,300 shares of our Series A Preferred on the open market for $7.2 million. Pursuant to ASC 260 we recognized $0.2 million charge to net earnings for fiscal 2011 in connection with these purchases.

Note 5.  Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2013	2012
	(In thousands)
Reinsurance recoverable	$186,533	$240,824
Trade accounts receivable	43,413	37,323
Paid losses recoverable	1,677	1,124
Accrued investment income	13,210	9,911
Premiums and agents' balances	2,813	1,717
Independent dealer receivable	334	402
Other receivable	14,803	7,801
	262,783	299,102
Less: Allowance for doubtful accounts	(994)	(1,128)
	$261,789	$297,974

Note 6.  Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.4 million and $16.1 million at March 31, 2013 and 2012, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Available-for-Sale Investments

Available-for-sale investments at March 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$24,518	$2,749	$(3)	$(3)	$27,261
U.S. government agency mortgage-backed securities	44,934	4,027	(7)	(73)	48,881
Obligations of states and political subdivisions	154,692	16,056	(2)	(292)	170,454
Corporate securities	729,677	51,596	(373)	(2,265)	778,635
Mortgage-backed securities	6,730	282	(27)	–	6,985
Redeemable preferred stocks	23,705	751	(214)	(30)	24,212
Common stocks	43,729	273	(4,685)	(407)	38,910
	$1,027,985	$75,734	$(5,311)	$(3,070)	$1,095,338

Available-for-sale investments at March 31, 2012 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$29,152	$2,964	$(18)	$(9)	$32,089
U.S. government agency mortgage-backed securities	48,938	4,866	(1)	(7)	53,796
Obligations of states and political subdivisions	142,824	9,435	–	(147)	152,112
Corporate securities	445,433	33,350	(619)	(2,236)	475,928
Mortgage-backed securities	11,572	282	(38)	(5)	11,811
Redeemable preferred stocks	24,370	1,066	(1,627)	(632)	23,177
Common stocks	27,736	37	(9,720)	(174)	17,879
	$730,025	$52,000	$(12,023)	$(3,210)	$766,792

The tables above include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $165.1 million, $141.1 million and $134.7 million in fiscal 2013, 2012 and 2011, respectively. The gross realized gains on these sales totaled $9.5 million, $5.9 million and $2.0 million in fiscal 2013, 2012 and 2011, respectively. We realized gross losses on these sales of $0.7 million, $0.2 million and $0.2 million in fiscal 2013, 2012 and 2011, respectively.

The unrealized losses of more than twelve months in the tables above are considered temporary declines. The majority of this unrealized loss is related to our long term investments in 1.8 million shares of Bank of America common stock. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. We recognized other-than-temporary impairments of $0.1 million and $0.8 million in fiscal 2012 and 2011, respectively. There were no write downs in fiscal 2013.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(In thousands)
Balance at March 31, 2012	$552
Additions:
Other-than-temporary impairment not previously recognized	–
Balance at March 31, 2013	$552

The adjusted cost and estimated market value of available-for-sale investments at March 31, 2013 and 2012, respectively, by contractual maturity, were as follows:

	March 31, 2013		March 31, 2012
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$43,658	$44,333	$40,219	$40,688
Due after one year through five years	180,448	191,930	157,444	165,852
Due after five years through ten years	281,546	302,188	176,694	188,225
Due after ten years	448,169	486,780	291,990	319,160
	953,821	1,025,231	666,347	713,925

Mortgage backed securities	6,730	6,985	11,572	11,811
Redeemable preferred stocks	23,705	24,212	24,370	23,177
Equity securities	43,729	38,910	27,736	17,879
	$1,027,985	$1,095,338	$730,025	$766,792

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2013	2012
	(In thousands)
Mortgage loans, net	$156,934	$166,249
Short-term investments	43,574	50,239
Real estate	20,406	20,032
Policy loans	16,460	15,677
Other equity investments	4,391	6,354
	$241,765	$258,551

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses and any unamortized premium or discount. The allowance for probable losses was $0.4 million as of March 31, 2013 and 2012. The estimated fair value of these loans as of March 31, 2013 and 2012 approximated the carrying value. These loans represent first lien mortgages held by us.

Short-term investments consist primarily of investments in money market funds, mutual funds and any other investments with short-term characteristics that have original maturities of less than one year at acquisition. These investments are recorded at cost, which approximates fair value.

Real estate obtained through foreclosure and held for sale is carried at the lower of fair value at time of foreclosure or current estimated fair value less cost to sell. Other equity investments are carried at cost and assessed for impairment.

Insurance policy loans are carried at their unpaid balance.

Note 7. Other Assets

Other assets were as follows:

	March 31,
	2013	2012
	(In thousands)
Deposits (debt-related)	$41,153	$61,154
Cash surrender value of life insurance policies	30,769	29,785
Excess of loss reinsurance recoverable	15,000	15,000
Deferred charges	8,661	10,647
Other	4,403	3,939
	$99,986	$120,525

Draft

6/5/2013 12:18 PM

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 8. Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2013	2012	2011
	(In thousands)
Fixed maturities	$50,696	$41,439	$32,782
Real estate	380	81	361
Insurance policy loans	1,126	489	259
Mortgage loans	17,952	7,002	5,249
Short-term, amounts held by ceding reinsurers, net and other investments	367	1,084	749
Investment income	70,521	50,095	39,400
Less: investment expenses	(1,375)	(1,338)	(1,269)
Investment income - Related party	13,757	24,795	24,614
Net investment and interest income	$82,903	$73,552	$62,745

Note 9. Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2013 Rate (a)	Maturities	2013	2012
			(In thousands)
Real estate loan (amortizing term)	6.93%	2018	$235,000	$245,000
Real estate loan (revolving credit)	–	2018	–	–
Real estate loan (amortizing term)	2.10%	2016	24,630	25,451
Real estate loan (revolving credit)	–	2014	–	23,920
Senior mortgages	4.90% - 5.75%	2015 - 2038	556,522	459,822
Working capital loan (revolving credit)	–	2015	–	–
Fleet loans (amortizing term)	1.75% - 6.92%	2013 - 2020	361,079	384,888
Fleet loan (securitization)	4.90% - 5.56%	2014 - 2017	190,801	228,655
Capital leases (rental equipment)	2.37% - 9.57%	2015 - 2020	273,458	110,256
Other obligations	3.00% - 8.00%	2013 - 2043	20,355	8,219
Total notes, loans and leases payable			$1,661,845	$1,486,211

(a) Interest rate as of March 31, 2013, including the effect of applicable hedging instruments

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. The loan has a final maturity date of August 2018. The loan is comprised of a term loan facility with initial availability of $300.0 million and a revolving credit facility with current availability of $41.0 million. As of March 31, 2013, the outstanding balance on the Real Estate Loan was $235.0 million and we had the full $41.0 million available to be drawn. U-Haul International, Inc. is a guarantor of this loan.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

The interest rate for the amortizing term portion, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At March 31, 2013, the applicable LIBOR was 0.21% and the applicable margin was 1.50%, the sum of which was 1.71%. The rate on the term facility portion of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.

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

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 27, 2011. This loan is now comprised of a term loan facility with an initial availability of $26.1 million and a final maturity of June 2016. As of March 31, 2013, the outstanding balance was $24.6 million.

This Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and any accrued and unpaid interest due at maturity. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.90%. At March 31, 2013, the applicable LIBOR was 0.20% and the margin was 1.90%, the sum of which was 2.10%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On April 29, 2011, Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $100.0 million. This agreement was amended in February 2013 and the maturity extended to April 2014 with an option for a one year extension and the revolver balance was reduced to $50.0 million. As of March 31, 2013, we had the full $50.0 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.25%. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of March 31, 2013 were in the aggregate amount of $556.5 million and mature between 2015 and 2038. The senior mortgages require average monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of the senior mortgages, range between 4.90% and 5.75%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At March 31, 2013, we had the full $25.0 million available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement was amended in February 2013 and the maturity extended to April 2015. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of March 31, 2013 was $246.1 million with the final maturities between July 2013 and January 2020.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At March 31, 2013, the applicable LIBOR was between 0.20% and 0.21% and applicable margins were between 0.90% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 1.75% and 6.92% based on current margins. Additionally, $41.4 million of these loans are carried at fixed rates between 2.59% to 3.94%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

On December 31, 2009, a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that was used to fund cargo van and pickup acquisitions. This term note was amended on August 26, 2011. The amount of the term note was increased to $95.0 million. On December 22, 2011, we entered into another term loan for $20.0 million. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At March 31, 2013, the outstanding balance was $115.0 million.

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

The 2007 Box Truck Note has a fixed interest rate of 5.56% with an expected final maturity of February 2014. At March 31, 2013, the outstanding balance was $82.7 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At March 31, 2013, the outstanding balance was $108.1 million. The note is secured by the box trucks being purchased and the corresponding operating cash flows associated with their operation.

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

Capital Leases

We entered into capital leases for new equipment between April 2008 and March 2013, with terms of the leases between 5 and 7 years. At March 31, 2013, the balance of these leases was $273.5 million.

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

At March 31, 2013 the aggregate outstanding principal balance of the U-Notes issued was $26.9 million of which $6.5 million is with our insurance subsidiaries with interest rates between 3.00% and 8.00% and maturity dates between 2013 and 2043.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of March 31, 2013 for the next five years and thereafter are as follows:

	March 31,
	2014	2015	2016	2017	2018	Thereafter
	(In thousands)
Notes, loans and leases payable, secured	$226,944	$110,659	$522,455	$286,445	$169,025	$346,317

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 10. Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2013	2012	2011
	(In thousands)
Interest expense	$66,159	$63,523	$60,701
Capitalized interest	(415)	(221)	(425)
Amortization of transaction costs	4,133	4,428	4,249
Interest expense resulting from derivatives	20,819	22,641	23,856
Total interest expense	$90,696	$90,371	$88,381

Interest paid in cash, including payments related to derivative contracts, amounted to $84.6 million, $87.0 million and $84.7 million for fiscal 2013, 2012 and 2011, respectively.

Interest Rates

Interest rates and our borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2013	2012	2011
	(In thousands, except interest rates)
Weighted average interest rate during the year	1.25%	1.73%	1.75%
Interest rate at year end	0.00%	1.74%	0.00%
Maximum amount outstanding during the year	$48,920	$38,920	$111,000
Average amount outstanding during the year	$18,707	$24,494	$36,942
Facility fees	$449	$521	$227

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 11.  Derivatives

We manage exposure to changes in market interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR rates, the designated benchmark interest rate being hedged on certain of our LIBOR indexed variable rate debt and a variable rate operating lease. The interest rate swaps effectively fix our interest payments on certain LIBOR indexed variable rate debt. We monitor our positions and the credit ratings of its counterparties and does not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.

Original variable rate debt and lease amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(In millions)
$50.0		6/21/2006	7/10/2006	7/10/2013	6/9/2006
300.0		8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0		2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0		3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0		3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0		8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0		9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a)	3/24/2009	3/30/2009	3/30/2016	3/25/2009
14.7	(a)	7/6/2010	8/15/2010	7/15/2017	7/6/2010
25.0	(a)	4/26/2011	6/1/2011	6/1/2018	7/1/2011
50.0	(a)	7/29/2011	8/15/2011	8/15/2018	7/29/2011
20.0	(a)	8/3/2011	9/12/2011	9/10/2018	8/3/2011
15.1	(b)	3/27/2012	3/28/2012	3/28/2019	3/26/2012
25.0		4/13/2012	4/16/2012	4/1/2019	4/12/2012
44.3		1/11/2013	1/15/2013	12/15/2019	7/25/2012

(a) forward swap
(b) operating lease

As of March 31, 2013, the total notional amount of our variable interest rate swaps on debt and an operating lease was $450.1 million and $13.7 million, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivative Fair Value as of
	March 31, 2013	March 31, 2012
	(In thousands)
Interest rate contracts designated as hedging instruments	$51,550	$59,313

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	March 31, 2013	March 31, 2012
	(In thousands)
Loss recognized in income on interest rate contracts	$20,819	$22,641
(Gain) loss recognized in AOCI on interest rate contracts (effective portion)	$(9,405)	$9,179
Loss reclassified from AOCI into income (effective portion)	$19,178	$23,559
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$1,641	$(918)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statement of operations. At March 31, 2013, we expect to reclassify $16.3 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings that will offset interest payments over the next twelve months. Please see Note 3, Accounting Policies in the Notes to Consolidated Financial Statements.

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

Note 13.  Change in Excess Workers’ Compensation Reserves Estimate

Our policy is to regularly review the adequacy of loss reserves associated with the lines of business of its insurance subsidiaries. A review of the underlying claims of Repwest’s excess workers’ compensation business in the third quarter of fiscal 2012, indicated that claims have been developing more adversely than previously anticipated based on a combination of issues including medical inflation, additional treatments, longer claim terms and changes in ceding entity and third party administrator reporting practices.  As a result, Repwest adjusted its estimate for excess workers’ compensation reserves in the third quarter of fiscal 2012. The effect of this change increased benefits and losses expense by $48.3 million and decreased net earnings by $31.4 million, or $1.61 per share, for fiscal 2012.

Draft

6/5/2013 12:18 PM

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 14.  Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2013	2012	2011
	(In thousands)
Pretax earnings:
U.S.	$389,342	$302,748	$270,695
Non-U.S.	19,145	22,888	18,619
Total pretax earnings	$408,487	$325,636	$289,314

Current provision (benefit)
Federal	$116,788	$10,899	$14,784
State	12,199	5,514	7,475
Non-U.S.	3,344	4,786	3,861
	132,331	21,199	26,120
Deferred provision (benefit)
Federal	8,466	89,327	70,653
State	1,458	8,310	7,300
Non-U.S.	1,524	1,433	1,666
	11,448	99,070	79,619

Provision for income tax expense	$143,779	$120,269	$105,739

Income taxes paid (net of income tax refunds received)	$144,682	$10,739	$14,265

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2013	2012	2011
	(In percentages)
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefit	2.08%	2.70%	3.24%
Foreign rate differential	(0.45)%	(0.55)%	(0.34)%
Federal tax credits	(0.51)%	(0.21)%	(0.18)%
Interest on deferred tax	0.00%	0.12%	0.13%
Dividend received deduction	(0.03)%	(0.06)%	(0.08)%
Other	(0.89)%	(0.07)%	(1.22)%
Actual tax expense of operations	35.20%	36.93%	36.55%

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$2,007	$3,080
Accrued expenses	153,807	126,361
Policy benefit and losses, claims and loss expenses payable, net	24,137	15,493
Unrealized losses	–	6,649
Other	454	–
Total deferred tax assets	$180,405	$151,583

Deferred tax liabilities:
Property, plant and equipment	$552,548	$519,409
Deferred policy acquisition costs	12,270	2,838
Unrealized gains	9,245	–
Other	–	328
Total deferred tax liabilities	574,063	522,575
Net deferred tax liability	$393,658	$370,992

The net operating loss and credit carry-forwards in the above table are primarily attributable to $14.7 million of state net operating losses that will begin to expire March 31, 2014 if not utilized.

ASC 740 prescribes a minimum recognition and measurement methodology that a tax position is required to meet before being recognized in the financial statements. The total amount of unrecognized tax benefits at April 1, 2012 was $11.8 million. This entire amount of unrecognized tax benefits if resolved in our favor, would favorably impact our effective tax rate. During the current year we recorded tax expense (net of settlements), resulting from uncertain tax positions in the amount of $2.1 million. At March 31, 2013, the amount of unrecognized tax benefits and the amount that would favorably affect our effective tax rate was $13.9 million.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

Unrecognized Tax Benefits
(In thousands)

Unrecognized tax benefits as of March 31, 2012	$11,780
Additions based on tax positions related to the current year	2,163
Reductions for tax positions of prior years	–
Settlements	(81)
Unrecognized tax benefits as of March 31, 2013	$13,862

We recognize interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At April 1, 2012, the amount of interest and penalties accrued on unrecognized tax benefits was $4.0 million, net of tax. During the current year we recorded expense from interest in the amount of $0.3 million, net of tax. At March 31, 2013, the amount of interest and penalties accrued on unrecognized tax benefits was $4.3 million, net of tax.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, we are no longer subject to audit for years prior to the fiscal year ended March 31, 2010. No provision was made for U.S. taxes payable on undistributed foreign earnings since these amounts are permanently reinvested.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 15.  Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2013, 2012 or 2011.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor a leveraged ESOP that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. When shares are scheduled to be released from collateral, prorated over the year, we report compensation expense equal to the current market price of the shares scheduled to be released, and the shares become outstanding for earnings per share computations. ESOP compensation expense was $5.0 million, $4.4 million and $3.9 million for fiscal 2013, 2012 and 2011, respectively. Listed below is a summary of these financing arrangements as of fiscal year-end:

	Outstanding as of	Interest Payments
Financing Date	March 31, 2013	2013	2012	2011
	(In thousands)
June, 1991	$2,169	$250	$299	$386
March, 1999	–	–	–	–
February, 2000	–	–	–	6
April, 2001	–	–	5	9
July, 2009	632	35	15	5

Shares are released from collateral and allocated to active employees based on the proportion of debt service paid in the plan year. Contributions to the Plan Trust during fiscal 2013, 2012 and 2011 were $1.7 million, $2.0 million and $2.1 million, respectively.

Shares held by the Plan were as follows:

	Years Ended March 31,
	2013	2012
	(In thousands)
Allocated shares	1,374	1,372
Unreleased shares	76	124
Fair value of unreleased shares	$13,218	$12,841

The fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2013 and March 31, 2012, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2013	2012	2011
	(In thousands)
Service cost for benefits earned during the period	$622	$515	$462
Interest cost on accumulated postretirement benefit	554	568	567
Other components	4	(16)	(39)
Net periodic postretirement benefit cost	$1,180	$1,067	$990

The fiscal 2013 and fiscal 2012 post retirement benefit liability included the following components:

	Years Ended March 31,
	2013	2012
	(In thousands)
Beginning of year	$12,493	$11,103
Service cost for benefits earned during the period	622	515
Interest cost on accumulated post retirement benefit	554	568
Net benefit payments and expense	(271)	(369)
Actuarial loss	978	676
Accumulated postretirement benefit obligation	14,376	12,493

Current liabilities	493	503
Non-current liabilities	13,883	11,990

Total post retirement benefit liability recognized in statement of financial position	14,376	12,493
Components included in accumulated other comprehensive income:
Unrecognized net gain	205	1,179
Cumulative net periodic benefit cost (in excess of employer contribution)	$14,581	$13,672

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2013	2012	2011
	(In percentages)
Accumulated postretirement benefit obligation	3.77%	4.17%	5.00%

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Amounts shown on the previous page include the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2013 was 7.8% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2029. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2012 (and used to measure the fiscal 2013 net periodic benefit cost) was 8.1% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2029.

If the estimated health care cost trend rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by $183,633 and the total of the service cost and interest cost components would increase by $15,182. A decrease in the estimated health care cost trend rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $205,342 and the total of the service cost and interest cost components would decrease by $17,098.

Post employment benefits provided by us, other than upon retirement, are not material.

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2014	$493
2015	580
2016	682
2017	807
2018	940
2019 through 2023	6,974
Total	$10,476

Note 16.  Fair Value Measurements

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at March 31, 2013, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$434,175	$434,175	$–	$–
Fixed maturities - available for sale	1,032,215	951,598	79,437	1,180
Preferred stock	24,212	24,212	–	–
Common stock	38,911	38,911	–	–
Derivatives	1,165	–	1,165	–
Total	$1,530,678	$1,448,896	$80,602	$1,180

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	51,550	–	51,550	–
Other obligations	–	–	–	–
Total	$51,550	$–	$51,550	$–

Our fair value measurements take place at the end of each quarter. At the end of the first quarter of fiscal 2013, we transferred $2.3 million of fixed maturities – available for sale from Level 1 to Level 2 due to a reduction in the pricing source available.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The following tables represent the fair value measurements for our assets at March 31, 2013 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(In thousands)
Balance at March 31, 2012	$1,205

Fixed Maturities - Asset Backed Securities - redemption	(43)
Fixed Maturities - Asset Backed Securities - gain (realized)	18
Balance at March 31, 2013	$1,180

Note 17.  Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $110,000.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2012
Life insurance in force	$811,035	$16,471	$1,083,550	$1,878,114	58%
Premiums earned:
Life	$52,751	$2,685	$13,640	$63,706	21%
Accident and health	106,266	454	3,409	109,221	3%
Annuity	6,095	1,208	301	5,188	6%
Property and casualty	31,537	–	2,805	34,342	8%
Total	$196,649	$4,347	$20,155	$212,457

Year ended December 31, 2011
Life insurance in force	$761,070	$14,868	$1,142,247	$1,888,449	60%
Premiums earned:
Life	$63,396	$6,909	$94,982	$151,469	63%
Accident and health	115,599	503	3,635	118,731	3%
Annuity	9,049	1,920	233	7,362	3%
Property and casualty	30,145	–	2,486	32,631	8%
Total	$218,189	$9,332	$101,336	$310,193

Year ended December 31, 2010
Life insurance in force	$668,740	$3,567	$884,932	$1,550,105	57%
Premiums earned:
Life	$77,721	$–	$37,300	$115,021	32%
Accident and health	88,441	575	3,815	91,681	4%
Annuity	–	–	290	290	100%
Property and casualty	28,179	68	2,593	30,704	8%
Total	$194,341	$643	$43,998	$237,696

(a)Balances are reported net of inter-segment transactions.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Repwest holds letters of credit at year end in the amount of $0.6 million from re-insurers and has issued letters of credit in the amount of $5.3 million in favor of certain ceding companies.

Policy benefits and losses, claims and loss expenses payable for our Property and Casualty Insurance operating segment were as follows:

	Years Ended December 31,
	2012	2011
	(In thousands)
Unpaid losses and loss adjustment expense	$330,093	$382,328
Reinsurance losses payable	91	611
Total	$330,184	$382,939

Activity in the liability for unpaid losses and loss adjustment expenses for our Property and Casualty Insurance operating segment is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at January 1	$382,328	$276,355	$271,677
Less: reinsurance recoverable	223,865	167,315	162,711
Net balance at January 1	158,463	109,040	108,966
Incurred related to:
Current year	8,962	9,297	9,453
Prior years	7,036	56,445	7,832
Total incurred	15,998	65,742	17,285
Paid related to:
Current year	4,405	5,049	4,971
Prior years	16,402	11,270	12,240
Total paid	20,807	16,319	17,211
Net balance at December 31	153,654	158,463	109,040
Plus: reinsurance recoverable	176,439	223,865	167,315
Balance at December 31	$330,093	$382,328	$276,355

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $176.4 million) decreased by $4.8 million in 2012.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 18.  Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of March 31, 2013, AMERCO has guaranteed $117.9 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. AMERCO has been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease expenses were as follows:

	Years Ended March 31,
	2012	2011	2010
	(In thousands)
Lease expense	$117,448	$131,215	$150,809

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(In thousands)
Year-ended March 31:
2014	$13,691	$83,667	$97,358
2015	3,121	60,216	63,337
2016	940	32,455	33,395
2017	838	14,530	15,368
2018	663	11,061	11,724
Thereafter	5,051	10,376	15,427
Total	$24,304	$212,305	$236,609

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 19.  Contingencies

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Note 20.  Related Party Transactions

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

SAC Holdings was established in order to acquire self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we sold various self-storage properties to SAC Holdings, and such sales provided significant cash flows to us.

Management believes that the sale of self-storage properties to SAC Holdings has provided a unique structure for us to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that we manage.

Related Party Revenues

	Years Ended March 31,
	2013	2012	2011
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$8,373	$19,364	$19,163
U-Haul interest income revenue from Private Mini	5,383	5,431	5,451
U-Haul management fee revenue from SAC Holdings	18,732	18,306	16,873
U-Haul management fee revenue from Private Mini	2,305	2,226	2,174
U-Haul management fee revenue from Mercury	3,342	2,734	3,085
	$38,135	$48,061	$46,746

During fiscal 2013, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $12.6 million, $17.8 million and $15.8 million, from SAC Holdings during fiscal 2013, 2012 and 2011, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2013 was $195.4 million and the aggregate notes receivable balance at March 31, 2013 was $72.4 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2017 and 2019. During the first quarter of fiscal 2013, we received $127.3 million in repayments on the notes and interest receivables.

During fiscal 2013, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $5.4 million, $5.4 million and $5.5 million, from Private Mini during fiscal 2013, 2012 and 2011, respectively. The largest aggregate amount outstanding during fiscal 2013 was $66.3 million and the aggregate notes receivable balance at March 31, 2013 was $65.9 million.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $23.7 million, $22.5 million and $22.0 million from the above mentioned entities during fiscal 2013, 2012 and 2011, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen.  James P. Shoen, a significant stockholder and director of AMERCO and an estate planning trust benefitting the Shoen children have an interest in Mercury.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Related Party Costs and Expenses

	Years Ended March 31,
	2013	2012	2011
	(In thousands)
U-Haul lease expenses to SAC Holdings	$2,626	$2,430	$2,491
U-Haul commission expenses to SAC Holdings	41,185	39,167	34,858
U-Haul commission expenses to Private Mini	2,650	2,523	2,399
	$46,461	$44,120	$39,748

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At March 31, 2013, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenue.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $34.8 million, expenses of $2.6 million and cash flows of $159.6 million during fiscal 2013. Revenues and commission expenses related to the Dealer Agreements were $200.3 million and $43.8 million, respectively for fiscal 2013.

Pursuant to the variable interest entity model under ASC 810 – Consolidation (“ASC 810”), Management determined that the junior notes of SAC Holdings and Private Mini as well as the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represent potential variable interests for us. Management evaluated whether it should be identified as the primary beneficiary of one or more of these VIE’s using a two step approach in which management (i) identified all other parties that hold interests in the VIE’s, and (ii) determined if any variable interest holder has the power to direct the activities of the VIE’s that most significantly impact their economic performance.

Management determined that they do not have a variable interest in the holding entities Mercury, 4 SAC, 5 SAC, or Galaxy based upon management agreements which are with the individual operating entities or through the issuance of junior debt therefore, we are precluded from consolidating these entities. Additionally, after a redetermination caused by the SAC Holding II repayment of the outstanding principal on its junior notes with AMERCO during the first quarter of fiscal 2013, Management has determined that the Company does not have a variable interest in the SAC Holding II holding entity.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

We have not provided financial or other support explicitly or implicitly during the fiscal year ended March 31, 2013 to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	March 31,
	2013	2012
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$68,593	$68,798
U-Haul notes receivable from SAC Holdings	72,397	195,426
U-Haul interest receivable from SAC Holdings	14,483	18,667
U-Haul receivable from SAC Holdings	22,336	30,297
U-Haul receivable from Mercury	3,640	3,195
Other (a)	586	(226)
	$182,035	$316,157

(a) Timing differences for intercompany balances with insurance subsidiaries.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 21. Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the State of Arizona require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income (loss) and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Repwest:
Audited statutory net income (loss)	$16,923	$(37,417)	$6,946
Audited statutory capital and surplus	94,284	77,285	125,102
ARCOA:
Audited statutory net income (loss)	(1,881)	(362)	(773)
Audited statutory capital and surplus	2,201	2,469	2,769
Oxford:
Audited statutory net income	13,936	1,677	4,640
Audited statutory capital and surplus	131,920	129,445	129,173
CFLIC:
Audited statutory net income	8,734	8,513	4,347
Audited statutory capital and surplus	28,042	36,200	32,799
NAI:
Audited statutory net income (loss)	(1,962)	(4,151)	(857)
Audited statutory capital and surplus	9,804	11,564	11,265
DGLIC:*
Audited statutory net income	–	1,828	796
Audited statutory capital and surplus	–	7,276	5,966

* Merged with CFLIC on December 31, 2012.

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest at December 31, 2012 that could be distributed as future dividends was $9.9 million. The statutory surplus for Oxford at December 31, 2012 that could be distributed as future dividends was $13.2 million. Repwest and Oxford did not pay a dividend to AMERCO in fiscal 2013.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 22.  Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2013
Total revenues	$2,409,291	$149,296	$2,558,587
Depreciation and amortization, net of (gains) losses on disposal	247,413	7,959	255,372
Interest expense	90,137	559	90,696
Pretax earnings	389,342	19,145	408,487
Income tax expense	138,911	4,868	143,779
Identifiable assets	5,160,889	145,712	5,306,601

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2012
Total revenues	$2,364,560	$147,467	$2,512,027
Depreciation and amortization, net of (gains) losses on disposal	214,800	7,892	222,692
Interest expense	89,730	641	90,371
Pretax earnings	302,748	22,888	325,636
Income tax expense	114,050	6,219	120,269
Identifiable assets	4,518,772	135,279	4,654,051

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2011
Total revenues	$2,120,597	$130,762	$2,251,359
Depreciation and amortization, net of (gains) losses on disposal	192,328	6,432	198,760
Interest expense	87,717	664	88,381
Pretax earnings	270,695	18,619	289,314
Income tax expense	100,212	5,527	105,739
Identifiable assets	4,061,648	129,785	4,191,433

Note 22A.  Consolidating Financial Information by Industry Segment

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 22A. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of March 31, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$327,119	$98,926	$1,515	$–		$427,560	$14,120	$22,064	$–		$463,744
Reinsurance recoverables and trade receivables, net	–	43,259	–	–		43,259	186,010	32,520	–		261,789
Inventories, net	–	56,396	–	–		56,396	–	–	–		56,396
Prepaid expenses	22,475	34,956	20	–		57,451	–	–	–		57,451
Investments, fixed maturities and marketable equities	21,228	–	–	–		21,228	160,455	913,655	–		1,095,338
Investments, other	–	100	50,553	–		50,653	65,212	125,900	–		241,765
Deferred policy acquisition costs, net	–	–	–	–		–	–	93,043	–		93,043
Other assets	118	69,671	28,828	–		98,617	1,212	157	–		99,986
Related party assets	1,032,124	127,751	9	(975,683)	(c)	184,201	8,846	514	(11,526)	(c)	182,035
	1,403,064	431,059	80,925	(975,683)		939,365	435,855	1,187,853	(11,526)		2,551,547

Investment in subsidiaries	240,080	(539)	–	140,100	(b)	379,641	–	–	(379,641)	(b)	–

Property, plant and equipment, at cost:
Land	–	81,421	251,807	–		333,228	–	–	–		333,228
Buildings and improvements	–	184,053	1,013,822	–		1,197,875	–	–	–		1,197,875
Furniture and equipment	136	292,621	18,385	–		311,142	–	–	–		311,142
Rental trailers and other rental equipment	–	317,476	–	–		317,476	–	–	–		317,476
Rental trucks	–	2,154,688	–	–		2,154,688	–	–	–		2,154,688
	136	3,030,259	1,284,014	–		4,314,409	–	–	–		4,314,409
Less: Accumulated depreciation	(116)	(1,185,796)	(373,443)	–		(1,559,355)	–	–	–		(1,559,355)
Total property, plant and equipment	20	1,844,463	910,571	–		2,755,054	–	–	–		2,755,054
Total assets	$1,643,164	$2,274,983	$991,496	$(835,583)		$4,074,060	$435,855	$1,187,853	$(391,167)		$5,306,601

(a) Balances as of December 31, 2012
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$110	$345,864	$4,378	$–		$350,352	$–	$8,139	$–		$358,491
Notes, loans and leases payable	–	881,766	780,079	–		1,661,845	–	–	–		1,661,845
Policy benefits and losses, claims and loss expenses payable	–	380,824	–	–		380,824	330,184	404,040	–		1,115,048
Liabilities from investment contracts	–	–	–	–		–	–	510,789	–		510,789
Other policyholders' funds and liabilities	–	–	–	–		–	3,157	4,137	–		7,294
Deferred income	–	30,217	–	–		30,217	–	–	–		30,217
Deferred income taxes	412,089	–	–	–		412,089	(36,241)	17,810	–		393,658
Related party liabilities	–	637,909	347,248	(975,683)	(c)	9,474	1,844	208	(11,526)	(c)	–
Total liabilities	412,199	2,276,580	1,131,705	(975,683)		2,844,801	298,944	945,123	(11,526)		4,077,342

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–	–	–	–		–
Series B preferred stock	–	–	–	–		–	–	–	–		–
Series A common stock	–	–	–	–		–	–	–	–		–
Common stock	10,497	1	1	(2)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	438,378	121,230	147,941	(269,171)	(b)	438,378	91,120	26,271	(117,601)	(b)	438,168
Accumulated other comprehensive income (loss)	(22,680)	(62,325)	–	62,325	(b)	(22,680)	4,568	37,567	(42,135)	(b)	(22,680)
Retained earnings (deficit)	1,482,420	(58,797)	(288,151)	346,948	(b)	1,482,420	37,922	176,392	(214,104)	(b)	1,482,630
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	(1,706)	–	–		(1,706)	–	–	–		(1,706)
Total stockholders' equity (deficit)	1,230,965	(1,597)	(140,209)	140,100		1,229,259	136,911	242,730	(379,641)		1,229,259
Total liabilities and stockholders' equity	$1,643,164	$2,274,983	$991,496	$(835,583)		$4,074,060	$435,855	$1,187,853	$(391,167)		$5,306,601

(a) Balances as of December 31, 2012
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

(a) Balances as of December 31, 2011
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2012 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)

Liabilities:
Accounts payable and accrued expenses	$1,875	$319,780	$3,611	$–		$325,266	$–	$10,060	$–		$335,326
Notes, loans and leases payable	–	769,497	716,714	–		1,486,211	–	–	–		1,486,211
Policy benefits and losses, claims and loss expenses payable	–	380,140	–	–		380,140	382,939	382,864	–		1,145,943
Liabilities from investment contracts	–	–	–	–		–	–	240,961	–		240,961
Other policyholders' funds and liabilities	–	–	–	–		–	3,438	3,835	–		7,273
Deferred income	–	31,525	–	–		31,525	–	–	–		31,525
Deferred income taxes	397,992	–	–	–		397,992	(41,945)	14,945	–		370,992
Related party liabilities	–	855,016	297,859	(1,144,545)	(c)	8,330	1,555	172	(10,057)	(c)	–
Total liabilities	399,867	2,355,958	1,018,184	(1,144,545)		2,629,464	345,987	652,837	(10,057)		3,618,231
Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–	–	–	–		–
Series B preferred stock	–	–	–	–		–	–	–	–		–
Series A common stock	–	–	–	–		–	–	–	–		–
Common stock	10,497	540	1	(541)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	433,953	121,230	147,941	(269,171)	(b)	433,953	89,620	26,271	(116,101)	(b)	433,743
Accumulated other comprehensive loss	(45,436)	(66,302)	–	66,302	(b)	(45,436)	2,255	23,888	(26,143)	(b)	(45,436)
Retained earnings (deficit)	1,316,854	(237,107)	(297,764)	534,871	(b)	1,316,854	28,666	163,128	(191,584)	(b)	1,317,064
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	(2,398)	–	–		(2,398)	–	–	–		(2,398)
Total stockholders' equity (deficit)	1,038,218	(184,037)	(149,822)	331,461		1,035,820	123,842	215,787	(339,629)		1,035,820
Total liabilities and stockholders' equity	$1,438,085	$2,171,921	$868,362	$(813,084)		$3,665,284	$469,829	$868,624	$(349,686)		$4,654,051

(a) Balances as of December 31, 2011
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,769,058	$–	$–		$1,769,058	$–	$–	$(1,538)	(c)	$1,767,520
Self-storage revenues	–	151,512	1,148	–		152,660	–	–	–		152,660
Self-moving & self-storage products & service sales	–	221,117	–	–		221,117	–	–	–		221,117
Property management fees	–	24,378	–	–		24,378	–	–	–		24,378
Life insurance premiums	–	–	–	–		–	–	178,115	–		178,115
Property and casualty insurance premiums	–	–	–	–		–	34,342	–	–		34,342
Net investment and interest income	5,248	8,462	4,912	–		18,622	13,858	50,850	(427)	(b)	82,903
Other revenue	81	102,776	88,626	(94,976)	(b)	96,507	–	2,525	(1,480)	(b)	97,552
Total revenues	5,329	2,277,303	94,686	(94,976)		2,282,342	48,200	231,490	(3,445)		2,558,587

Costs and expenses:
Operating expenses	13,611	1,199,550	10,878	(94,976)	(b)	1,129,063	18,007	26,482	(2,984)	(b,c)	1,170,568
Commission expenses	–	228,124	–	–		228,124	–	–	–		228,124
Cost of sales	–	107,216	–	–		107,216	–	–	–		107,216
Benefits and losses	–	–	–	–		–	15,999	164,677	–		180,676
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	17,376	–		17,376
Lease expense	92	117,491	32	–		117,615	–	–	(167)	(b)	117,448
Depreciation, net of (gains) losses on disposals	5	224,407	13,584	–		237,996	–	–	–		237,996
Total costs and expenses	13,708	1,876,788	24,494	(94,976)		1,820,014	34,006	208,535	(3,151)		2,059,404

Earnings (loss) from operations before equity in earnings of subsidiaries	(8,379)	400,515	70,192	–		462,328	14,194	22,955	(294)		499,183

Equity in earnings of subsidiaries	212,164	–	–	(187,923)	(d)	24,241	–	–	(24,241)	(d)	–

Earnings from operations	203,785	400,515	70,192	(187,923)		486,569	14,194	22,955	(24,535)		499,183
Interest income (expense)	91,125	(124,012)	(58,103)	–		(90,990)	–	–	294	(b)	(90,696)
Pretax earnings	294,910	276,503	12,089	(187,923)		395,579	14,194	22,955	(24,241)		408,487
Income tax expense	(30,202)	(96,099)	(4,570)	–		(130,871)	(4,938)	(7,970)	–		(143,779)
Earnings available to common shareholders	$264,708	$180,404	$7,519	$(187,923)		$264,708	$9,256	$14,985	$(24,241)		$264,708
(a) Balances for the year ended December 31, 2012
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2012 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,679,963	$–	$–		$1,679,963	$–	$–	$(1,707)	(c)	$1,678,256
Self-storage revenues	–	133,070	1,306	–		134,376	–	–	–		134,376
Self-moving & self-storage products & service sales	–	213,854	–	–		213,854	–	–	–		213,854
Property management fees	–	23,266	–	–		23,266	–	–	–		23,266
Life insurance premiums	–	–	–	–		–	–	277,562	–		277,562
Property and casualty insurance premiums	–	–	–	–		–	32,631	–	–		32,631
Net investment and interest income	5,857	20,577	698	–		27,132	9,955	38,127	(1,662)	(b,e)	73,552
Other revenue	228	83,894	80,318	(86,108)	(b)	78,332	–	1,585	(1,387)	(b)	78,530
Total revenues	6,085	2,154,624	82,322	(86,108)		2,156,923	42,586	317,274	(4,756)		2,512,027

Costs and expenses:
Operating expenses	9,081	1,121,681	9,468	(86,108)	(b)	1,054,122	13,270	28,885	(3,087)	(b,c)	1,093,190
Commission expenses	–	212,190	–	–		212,190	–	–	–		212,190
Cost of sales	–	116,542	–	–		116,542	–	–	–		116,542
Benefits and losses	–	–	–	–		–	65,742	254,449	–		320,191
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	13,791	–		13,791
Lease expense	93	132,286	23	–		132,402	–	–	(1,187)	(b)	131,215
Depreciation, net of (gains) losses on disposals	5	195,469	13,427	–		208,901	–	–	–		208,901
Total costs and expenses	9,179	1,778,168	22,918	(86,108)		1,724,157	79,012	297,125	(4,274)		2,096,020

Earnings (loss) from operations before equity in earnings of subsidiaries	(3,094)	376,456	59,404	–		432,766	(36,426)	20,149	(482)		416,007

Equity in earnings of subsidiaries	149,160	–	–	(159,538)	(d)	(10,378)	–	–	10,378	(d)	–

Earnings from operations	146,066	376,456	59,404	(159,538)		422,388	(36,426)	20,149	9,896		416,007
Interest income (expense)	94,278	(132,781)	(52,022)	–		(90,525)	–	–	154	(b)	(90,371)
Pretax earnings (loss)	240,344	243,675	7,382	(159,538)		331,863	(36,426)	20,149	10,050		325,636
Income tax benefit (expense)	(34,649)	(88,096)	(3,423)	–		(126,168)	12,863	(6,964)	–		(120,269)
Net earnings (loss)	205,695	155,579	3,959	(159,538)		205,695	(23,563)	13,185	10,050		205,367
Less: Excess of redemption value over carrying value of preferred shares redeemed	(5,908)	–	–	–		(5,908)	–	–	–		(5,908)
Less: Preferred stock dividends	(3,241)	–	–	–		(3,241)	–	–	328	(e)	(2,913)
Earnings (loss) available to common shareholders	$196,546	$155,579	$3,959	$(159,538)		$196,546	$(23,563)	$13,185	$10,378		$196,546
(a) Balances for the year ended December 31, 2011
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Elimination of preferred stock dividend paid to affiliate amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2011 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,549,058	$–	$–		$1,549,058	$–	$–	$(2,043)	(c)	$1,547,015
Self-storage revenues	–	119,359	1,339	–		120,698	–	–	–		120,698
Self-moving & self-storage products & service sales	–	205,570	–	–		205,570	–	–	–		205,570
Property management fees	–	22,132	–	–		22,132	–	–	–		22,132
Life insurance premiums	–	–	–	–		–	–	206,992	–		206,992
Property and casualty insurance premiums	–	–	–	–		–	30,704	–	–		30,704
Net investment and interest income	5,140	20,562	–	–		25,702	7,959	30,822	(1,738)	(b,e)	62,745
Other revenue	20	60,230	77,947	(83,531)	(b)	54,666	–	2,181	(1,344)	(b)	55,503
Total revenues	5,160	1,976,911	79,286	(83,531)		1,977,826	38,663	239,995	(5,125)		2,251,359

Costs and expenses:
Operating expenses	7,489	1,050,921	9,473	(83,531)	(b)	984,352	15,824	29,754	(3,353)	(b,c)	1,026,577
Commission expenses	–	190,981	–	–		190,981	–	–	–		190,981
Cost of sales	–	106,024	–	–		106,024	–	–	–		106,024
Benefits and losses	–	–	–	–		–	17,201	183,312	–		200,513
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	9,494	–		9,494
Lease expense	90	151,918	22	–		152,030	–	–	(1,221)	(b)	150,809
Depreciation, net of (gains) losses on disposals	9	177,116	12,141	–		189,266	–	–	–		189,266
Total costs and expenses	7,588	1,676,960	21,636	(83,531)		1,622,653	33,025	222,560	(4,574)		1,873,664

Earnings (loss) from operations before equity in earnings of subsidiaries	(2,428)	299,951	57,650	–		355,173	5,638	17,435	(551)		377,695

Equity in earnings of subsidiaries	132,570	–	–	(117,643)	(d)	14,927	–	–	(14,927)	(d)	–

Earnings from operations	130,142	299,951	57,650	(117,643)		370,100	5,638	17,435	(15,478)		377,695
Interest income (expense)	85,584	(129,516)	(44,449)	–		(88,381)	–	–	–		(88,381)
Pretax earnings	215,726	170,435	13,201	(117,643)		281,719	5,638	17,435	(15,478)		289,314
Income tax expense	(31,600)	(60,342)	(5,651)	–		(97,593)	(1,831)	(6,315)	–		(105,739)
Net earnings	184,126	110,093	7,550	(117,643)		184,126	3,807	11,120	(15,478)		183,575
Less: Excess of redemption value over carrying value of preferred shares redeemed	–	–	–	–		–	–	–	(178)		(178)
Less: Preferred stock dividends	(12,963)	–	–	–		(12,963)	–	–	551	(e)	(12,412)
Earnings available to common shareholders	$171,163	$110,093	$7,550	$(117,643)		$171,163	$3,807	$11,120	$(15,105)		$170,985
(a) Balances for the year ended December 31, 2010
(b) Eliminate intercompany lease income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries
(e) Elimination of preferred stock dividend paid to affiliate amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2013, are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$264,708	$180,404	$7,519	$(187,923)		$264,708	$9,256	$14,985	$(24,241)		$264,708
Earnings from consolidated entities	(212,164)	–	–	187,923		(24,241)	–	–	24,241		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	5	245,104	15,383	–		260,492	–	–	–		260,492
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	17,376	–		17,376
Change in allowance for losses on trade receivables	–	(134)	–	–		(134)	–	–	–		(134)
Change in allowance for inventory reserve	–	1,133	–	–		1,133	–	–	–		1,133
Net gain on sale of real and personal property	–	(20,697)	(1,799)	–		(22,496)	–	–	–		(22,496)
Net gain on sale of investments	(76)	–	–	–		(76)	(4,883)	(3,364)	–		(8,323)
Deferred income taxes	9,206	–	–	–		9,206	4,459	(147)	–		13,518
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	(6,022)	–	–		(6,022)	45,201	(2,857)	–		36,322
Inventories	–	1,206	–	–		1,206	–	–	–		1,206
Prepaid expenses	(12,979)	(2,899)	291	–		(15,587)	–	–	–		(15,587)
Capitalization of deferred policy acquisition costs	–	–	–	–		–	–	(50,640)	–		(50,640)
Other assets	365	21,186	(335)	–		21,216	294	46	–		21,556
Related party assets	–	133,970	–	–		133,970	(1,361)	–	1,063	(b)	133,672
Accounts payable and accrued expenses	2,659	37,910	761	–		41,330	–	(1,298)	–		40,032
Policy benefits and losses, claims and loss expenses payable	–	1,102	–	–		1,102	(52,755)	21,175	–		(30,478)
Other policyholders' funds and liabilities	–	–	–	–		–	(281)	302	–		21
Deferred income	–	(1,312)	–	–		(1,312)	–	–	–		(1,312)
Related party liabilities	–	1,145	–	–		1,145	346	36	(1,063)	(b)	464
Net cash provided (used) by operating activities	51,724	592,096	21,820	–		665,640	276	(4,386)	–		661,530

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2)	(524,351)	(131,631)	–		(655,984)	–	–	–		(655,984)
Short term investments	–	–	–	–		–	(97,269)	(314,369)	–		(411,638)
Fixed maturities investments	–	–	–	–		–	(44,460)	(398,802)	–		(443,262)
Equity securities	–	–	–	–		–	(16,289)	–	–		(16,289)
Preferred stock	–	–	–	–		–	(6,296)	–	–		(6,296)
Real estate	–	–	(243)	–		(243)	–	(830)	–		(1,073)
Mortgage loans	–	(5,068)	(42,652)	2,514	(b)	(45,206)	(1,821)	(33,684)	–		(80,711)
Proceeds from sales and paydowns of:
Property, plant and equipment	–	214,980	5,719	–		220,699	–	–	–		220,699
Short term investments	–	–	–	–		–	87,738	329,782	–		417,520
Fixed maturities investments	–	–	–	–		–	35,493	125,313	–		160,806
Equity securities	372	–	–	–		372	–	–	–		372
Preferred stock	–	–	–	–		–	7,258	–	–		7,258
Real estate	–	–	667	–		667	–	4	–		671
Mortgage loans	–	14,848	34,134	(2,514)	(b)	46,468	25,448	23,798	–		95,714
Net cash provided (used) by investing activities	370	(299,591)	(134,006)	–		(433,227)	(10,198)	(268,788)	–		(712,213)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2012
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2013, are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	–	108,846	161,700	–	270,546	–	–	–	270,546
Principal repayments on credit facilities	–	(159,622)	(98,335)	–	(257,957)	–	–	–	(257,957)
Debt issuance costs	–	(301)	(1,922)	–	(2,223)	–	–	–	(2,223)
Capital lease payments	–	(26,877)	–	–	(26,877)	–	–	–	(26,877)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	692	–	–	692	–	–	–	692
Securitization deposits	–	1,195	–	–	1,195	–	–	–	1,195
Proceeds from (repayment of) intercompany loans	172,444	(223,927)	51,483	–	–	–	–	–	–
Common stock dividends paid	(97,421)	–	–	–	(97,421)	–	–	–	(97,421)
Contribution to related party	(1,500)	–	–	–	(1,500)	1,500	–	–	–
Investment contract deposits	–	–	–	–	–	–	301,729	–	301,729
Investment contract withdrawals	–	–	–	–	–	–	(31,901)	–	(31,901)
Net cash provided (used) by financing activities	73,523	(299,994)	112,926	–	(113,545)	1,500	269,828	–	157,783

Effects of exchange rate on cash	–	(536)	–	–	(536)	–	–	–	(536)

Increase (decrease) in cash and cash equivalents	125,617	(8,025)	740	–	118,332	(8,422)	(3,346)	–	106,564
Cash and cash equivalents at beginning of period	201,502	106,951	775	–	309,228	22,542	25,410		357,180
Cash and cash equivalents at end of period	$327,119	$98,926	$1,515	$–	$427,560	$14,120	$22,064	$–	$463,744
	(page 2 of 2)
(a) Balance for the period ended December 31, 2012

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2012, are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$205,695	$155,579	$3,959	$(159,538)	$205,695	$(23,563)	$13,185	$10,050		$205,367
Earnings from consolidated subsidiaries	(149,160)	–	–	159,538	10,378	–	–	(10,378)		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	5	216,116	13,668	–	229,789	–	–	–		229,789
Amortization of deferred policy acquisition costs	–	–	–	–	–	–	13,791	–		13,791
Change in allowance for losses on trade receivables	–	(206)	–	–	(206)	–	(2)	–		(208)
Change in allowance for inventory reserve	–	1,382	–	–	1,382	–	–	–		1,382
Net gain on sale of real and personal property	–	(20,647)	(241)	–	(20,888)	–	–	–		(20,888)
Net gain on sale of investments	(488)	–	–	–	(488)	(810)	(4,281)	–		(5,579)
Deferred income taxes	109,680	–	–	–	109,680	(12,181)	6,861	–		104,360
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	(17,683)	–	–	(17,683)	(57,955)	(1,477)	–		(77,115)
Inventories	–	(173)	–	–	(173)	–	–	–		(173)
Prepaid expenses	6,470	9,464	(186)	–	15,748	–	–	–		15,748
Capitalization of deferred policy acquisition costs	–	–	–	–	–	–	(23,166)	–		(23,166)
Other assets	2,380	1,852	2,282	–	6,514	(630)	108	–		5,992
Related party assets	–	(14,301)	63	–	(14,238)	(4,730)	(479)	5,237	(b)	(14,210)
Accounts payable and accrued expenses	4,163	14,215	(228)	–	18,150	–	1,319	–		19,469
Policy benefits and losses, claims and loss expenses payable	–	(16,621)	–	–	(16,621)	106,213	122,738	–		212,330
Other policyholders' funds and liabilities	–	–	–	–	–	(1,382)	(76)	–		(1,458)
Deferred income	–	4,367	–	–	4,367	–	–	–		4,367
Related party liabilities	–	5,514	–	–	5,514	(272)	39	(5,237)	(b)	44
Net cash provided (used) by operating activities	178,745	338,858	19,317	–	536,920	4,690	128,560	(328)		669,842

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1)	(524,298)	(65,500)	–	(589,799)	–	–	–		(589,799)
Short term investments	–	–	–	–	–	(63,126)	(228,496)	–		(291,622)
Fixed maturities investments	–	–	–	–	–	(34,965)	(185,139)	–		(220,104)
Equity securities	(8,855)	–	–	–	(8,855)	(193)	–	–		(9,048)
Preferred stock	–	–	–	–	–	(2,717)	–	–		(2,717)
Real estate	–	–	(5,064)	–	(5,064)	(165)	(2,600)	–		(7,829)
Mortgage loans	–	(8,758)	(64,469)	–	(73,227)	(45,189)	(33,184)	24,437	(b)	(127,163)
Proceeds from sales and paydowns of:
Property, plant and equipment	–	168,386	526	–	168,912	–	–	–		168,912
Short term investments	–	–	–	–	–	96,033	204,860	–		300,893
Fixed maturities investments	–	–	–	–	–	22,982	105,504	–		128,486
Equity securities	8,800	–	–	–	8,800	1,422	–	–		10,222
Preferred stock	–	–	–	–	–	7,352	2,708	(7,708)	(b)	2,352
Real estate	–	–	–	–	–	310	130	–		440
Mortgage loans	–	9,263	45,685	–	54,948	14,390	9,939	(24,437)	(b)	54,840
Net cash provided (used) by investing activities	(56)	(355,407)	(88,822)	–	(444,285)	(3,866)	(126,278)	(7,708)		(582,137)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2011
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2012, are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	–	153,860	83,920	–	237,780	–	–	–		237,780
Principal repayments on credit facilities	–	(130,641)	(71,247)	–	(201,888)	–	–	–		(201,888)
Debt issuance costs	–	(1,402)	(602)	–	(2,004)	–	–	–		(2,004)
Capital lease payments	–	(8,328)	–	–	(8,328)	–	–	–		(8,328)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	984	–	–	984	–	–	–		984
Securitization deposits	–	42,088	–	–	42,088	–	–	–		42,088
Proceeds from (repayment of) intercompany loans	(52,051)	(5,401)	57,452	–	–	–	–	–		–
Preferred stock redemption paid	(151,997)	–	–	–	(151,997)	–	–	7,708	(b)	(144,289)
Preferred stock dividends paid	(3,241)	–	–	–	(3,241)	–	–	328	(c)	(2,913)
Common stock dividends paid	(19,484)	–	–	–	(19,484)	–	–	–		(19,484)
Contribution to related party	(518)	–	–	–	(518)	–	–	–		(518)
Investment contract deposits	–	–	–	–	–	–	13,854	–		13,854
Investment contract withdrawals	–	–	–	–	–	–	(28,027)	–		(28,027)
Net cash provided (used) by financing activities	(227,291)	51,160	69,523	–	(106,608)	–	(14,173)	8,036		(112,745)

Effects of exchange rate on cash	–	(294)	–	–	(294)	–	–	–		(294)

Increase (decrease) in cash and cash equivalents	(48,602)	34,317	18	–	(14,267)	824	(11,891)	–		(25,334)
Cash and cash equivalents at beginning of period	250,104	72,634	757	–	323,495	21,718	37,301	–		382,514
Cash and cash equivalents at end of period	$201,502	$106,951	$775	$–	$309,228	$22,542	$25,410	$–		$357,180
	(page 2 of 2)
(a) Balance for the period ended December 31, 2011
(b) Eliminate intercompany investments
(c) Eliminate preferred stock dividends paid to affiliate

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$184,126	$110,093	$7,550	$(117,643)	$184,126	$3,807	$11,120	$(15,478)		$183,575
Earnings from consolidated subsidiaries	(132,570)	–	–	117,643	(14,927)	–	–	14,927		–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	9	198,991	13,324	–	212,324	–	–	–		212,324
Amortization of deferred policy acquisition costs	–	–	–	–	–	–	9,494	–		9,494
Change in allowance for losses on trade receivables	–	30	–	–	30	–	(2)	–		28
Change in allowance for inventory reserve	–	(674)	–	–	(674)	–	–	–		(674)
Net gain on sale of real and personal property	–	(21,875)	(1,183)	–	(23,058)	–	–	–		(23,058)
Net (gain) loss on sale of investments	(65)	(11)	–	–	(76)	285	(1,344)	–		(1,135)
Deferred income taxes	73,790	–	–	–	73,790	1,960	5,148	–		80,898
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	(1,443)	–	–	(1,443)	(5,137)	614	–		(5,966)
Inventories	–	(6,431)	–	–	(6,431)	–	–	–		(6,431)
Prepaid expenses	(15,966)	11,773	(51)	–	(4,244)	–	–	–		(4,244)
Capitalization of deferred policy acquisition costs	–	–	–	–	–	–	(25,239)	–		(25,239)
Other assets	34,937	(6,695)	238	–	28,480	30	205	–		28,715
Related party assets	273	55	(64)	–	264	(351)	–	–		(87)
Accounts payable and accrued expenses	(8,603)	18,923	(486)	–	9,834	–	2,713	–		12,547
Policy benefits and losses, claims and loss expenses payable	–	10,994	–	–	10,994	4,288	94,052	–		109,334
Other policyholders' funds and liabilities	–	–	–	–	–	(789)	1,355	–		566
Deferred income	–	1,967	–	–	1,967	–	–	–		1,967
Related party liabilities	–	83	–	–	83	157	9	–		249
Net cash provided (used) by operating activities	135,931	315,780	19,328	–	471,039	4,250	98,125	(551)		572,863

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(5)	(407,526)	(72,887)	–	(480,418)	–	–	–		(480,418)
Short term investments	–	–	–	–	–	(76,381)	(184,385)	–		(260,766)
Fixed maturities investments	–	–	–	–	–	(34,580)	(181,351)	–		(215,931)
Equity securities	(8,253)	–	–	–	(8,253)	(3,297)	–	–		(11,550)
Preferred stock	–	–	–	–	–	(11,644)	(2,708)	–		(14,352)
Real estate	–	–	–	–	–	(76)	(117)	–		(193)
Mortgage loans	–	(13,117)	(8,692)	–	(21,809)	(13,244)	(7,395)	3,890	(b)	(38,558)
Other investments	–	–	–	–	–	–	(2,000)	–		(2,000)
Proceeds from sales and paydowns of:
Property, plant and equipment	–	179,043	1,368	–	180,411	–	–	–		180,411
Short term investments	–	–	–	–	–	106,130	211,083	–		317,213
Fixed maturities investments	–	–	–	–	–	23,275	108,706	–		131,981
Equity securities	1,065	–	–	–	1,065	133	–	–		1,198
Preferred stock	–	–	–	–	–	1,914	–	–		1,914
Real estate	–	–	125	–	125	309	1,491	–		1,925
Mortgage loans	–	5,412	2,995	–	8,407	6,106	4,533	(3,890)	(b)	15,156
Net cash provided (used) by investing activities	(7,193)	(236,188)	(77,091)	–	(320,472)	(1,355)	(52,143)	–		(373,970)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2010
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2011 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	–	257,728	64,134	–	321,862	–	–	–		321,862
Principal repayments on credit facilities	–	(90,084)	(198,798)	–	(288,882)	–	–	–		(288,882)
Debt issuance costs	–	(1,987)	–	–	(1,987)	–	–	–		(1,987)
Capital lease payments	–	(11,522)	–	–	(11,522)	–	–	–		(11,522)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	1,172	–	–	1,172	–	–	–		1,172
Securitization deposits	–	(46,031)	–	–	(46,031)	–	–	–		(46,031)
Proceeds from (repayment of) intercompany loans	30,566	(223,746)	193,180	–	–	–	–	–		–
Preferred stock dividends paid	(12,963)	–	–	–	(12,963)	–	–	551	(b)	(12,412)
Dividend from (to) related party	3,303	–	–	–	3,303	(3,303)	–	–		–
Investment contract deposits	–	–	–	–	–	–	11,580	–		11,580
Investment contract withdrawals	–	–	–	–	–	–	(34,548)	–		(34,548)
Net cash provided (used) by financing activities	20,906	(114,470)	58,516	–	(35,048)	(3,303)	(22,968)	551		(60,768)

Effects of exchange rate on cash	–	271	–	–	271	–	–	–		271

Increase (decrease) in cash and cash equivalents	149,644	(34,607)	753	–	115,790	(408)	23,014	–		138,396
Cash and cash equivalents at beginning of period	100,460	107,241	4	–	207,705	22,126	14,287	–		244,118
Cash and cash equivalents at end of period	$250,104	$72,634	$757	$–	$323,495	$21,718	$37,301	$–		$382,514
	(page 2 of 2)
(a) Balance for the period ended December 31, 2010
(b) Eliminate preferred stock dividends paid to affiliates

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 23.  Subsequent Events

Our management has evaluated subsequent events occurring after March 31, 2013, the date of our most recent balance sheet date, through the date our financial statements were issued. We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements than those stated below.

Financial Strength Ratings

In May 2013, A.M. Best affirmed the financial strength rating of B++ (Good) for Oxford and its outlook remains positive.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2013	2012
	(In thousands)
ASSETS
Cash and cash equivalents	$327,119	$201,502
Investment in subsidiaries	240,080	8,168
Related party assets	1,032,124	1,201,385
Other assets	43,841	27,030
Total assets	$1,643,164	$1,438,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$412,199	$399,867
	412,199	399,867
Stockholders' equity:
Preferred stock	–	–
Common stock	10,497	10,497
Additional paid-in capital	438,378	433,953
Accumulated other comprehensive loss	(22,680)	(45,436)
Retained earnings:
Beginning of period	1,316,854	1,139,792
Adjustment to initially apply ASU 2010-26	(1,721)	–
Net earnings	264,708	205,695
Excess of redemption value over carrying value of preferred shares redeemed	–	(5,908)
Dividends	(97,421)	(22,725)
End of period	1,482,420	1,316,854

Cost of common shares in treasury	(525,653)	(525,653)
Cost of preferred shares in treasury	(151,997)	(151,997)
Total stockholders' equity	1,230,965	1,038,218
Total liabilities and stockholders' equity	$1,643,164	$1,438,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Revenues:
Net interest income from subsidiaries	$5,329	$6,085	$5,160
Expenses:
Operating expenses	13,611	9,081	7,489
Other expenses	97	98	99
Total expenses	13,708	9,179	7,588
Equity in earnings of subsidiaries	212,164	149,160	132,570
Interest income	91,125	94,278	85,584
Pretax earnings	294,910	240,344	215,726
Income tax expense	(30,202)	(34,649)	(31,600)
Net earnings	264,708	205,695	184,126
Less: Excess of redemption value over carrying value of preferred shares redeemed	–	(5,908)	–
Less: Preferred stock dividends	–	(3,241)	(12,963)
Earnings available to common stockholders	$264,708	$196,546	$171,163
Basic and diluted earnings per common share	$13.56	$10.09	$8.81
Weighted average common shares outstanding: Basic and diluted	19,518,779	19,476,187	19,432,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net earnings	$264,708	$205,695	$184,126
Change in investments in subsidiaries	(212,164)	(149,160)	(132,570)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	5	5	9
Net gain on sale of investments	(76)	(488)	(65)
Deferred income taxes	9,206	109,680	73,790
Net change in other operating assets and liabilities:
Prepaid expenses	(12,979)	6,470	(15,966)
Other assets	365	2,380	34,937
Related party assets	–	–	273
Accounts payable and accrued expenses	2,659	4,163	(8,603)
Net cash provided by operating activities	51,724	178,745	135,931

Cash flows from investing activities:
Purchases of property, plant and equipment	(2)	(1)	(5)
Purchases of equity securities	–	(8,855)	(8,253)
Proceeds of equity securities	372	8,800	1,065
Net cash used by investing activities	370	(56)	(7,193)

Cash flows from financing activities:
Proceeds from (repayments) of intercompany loans	172,444	(52,051)	30,566
Preferred stock redemption paid	–	(151,997)	–
Preferred stock dividends paid	–	(3,241)	(12,963)
Common stock dividends paid	(97,421)	(19,484)	–
Dividend from related party	–	–	3,303
Contribution to related party	(1,500)	(518)	–
Net cash provided (used) by financing activities	73,523	(227,291)	20,906

Increase (decrease) in cash and cash equivalents	125,617	(48,602)	149,644
Cash and cash equivalents at beginning of period	201,502	250,104	100,460
Cash and cash equivalents at end of period	$327,119	$201,502	$250,104

Income taxes paid, net of income taxes refunds received, amounted to $144.7 million, $10.7 million and $14.3 million for fiscal 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2013, 2012, and 2011

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

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended March 31, 2013, 2012 and 2011

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2013	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$1,128	$1,184	$–	$(1,318)	$994
Allowance for obsolescence
(deducted from inventory)	$730	$981	$–	$–	$1,711
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$–	$370

Year ended March 31, 2012
Allowance for doubtful accounts
(deducted from trade receivable)	$1,336	$1,485	$–	$(1,693)	$1,128
Allowance for obsolescence
(deducted from inventory)	$595	$135	$–	$–	$730
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$–	$370

Year ended March 31, 2011
Allowance for doubtful accounts
(deducted from trade receivable)	$1,308	$2,611	$–	$(2,583)	$1,336
Allowance for obsolescence
(deducted from inventory)	$2,600	$–	$–	$(2,005)	$595
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$–	$370

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended December 31, 2012, 2011 AND 2010

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses		Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2013	Consolidated property casualty entity	$–	$330,093	$	N/A	$–	$34,342	$8,976	$8,962	$7,036	$–	$20,807	$34,378
2012	Consolidated property casualty entity	–	382,328		N/A	–	32,631	9,664	9,297	56,445	–	16,319	32,627
2011	Consolidated property casualty entity	–	276,355		N/A	4	30,704	8,234	9,453	7,832	–	17,211	30,706

(1) The earned and written premiums are reported net of intersegment transactions. There were no earned premiums eliminated for the years ended December 31, 2012, 2011 and 2010, respectively.

(2) Net Investment Income excludes net realized (gains) losses on investments of ($4.9) million, ($0.3) million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

Date: June 5, 2013	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: June 5, 2013	/s/ Jason A. Berg
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

Signature	Title	Date
/s/ Edward J. Shoen	President and Chairman of the Board (Principal Executive Officer)	June 5, 2013
Edward J. Shoen
/s/ Jason A. Berg	Chief Accounting Officer (Principal Financial Officer)	June 5, 2013
Jason A. Berg
/s/ Charles J. Bayer	Director	June 5, 2013
Charles J. Bayer
/s/ John P. Brogan	Director	June 5, 2013
John P. Brogan
/s/ John M. Dodds	Director	June 5, 2013
John M. Dodds
/s/ Michael L. Gallagher	Director	June 5, 2013
Michael L. Gallagher
/s/ Daniel R. Mullen	Director	June 5, 2013
Daniel R. Mullen
/s/ James P. Shoen	Director	June 5, 2013
James P. Shoen