Form 10-Q
period 2013-06-30
AMERCO /NV/
filed 2013-08-07
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [x]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 1, 2013.

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	June 30,	March 31,
	2013	2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$552,587	$463,744
Reinsurance recoverables and trade receivables, net	284,518	261,789
Inventories, net	58,304	56,396
Prepaid expenses	43,378	57,451
Investments, fixed maturities and marketable equities	1,117,008	1,095,338
Investments, other	231,418	241,765
Deferred policy acquisition costs, net	97,823	93,043
Other assets	104,744	99,986
Related party assets	151,127	182,035
	2,640,907	2,551,547
Property, plant and equipment, at cost:
Land	348,234	333,228
Buildings and improvements	1,278,622	1,197,875
Furniture and equipment	313,796	311,142
Rental trailers and other rental equipment	331,433	317,476
Rental trucks	2,263,692	2,154,688
	4,535,777	4,314,409
Less: Accumulated depreciation	(1,597,922)	(1,559,355)
Total property, plant and equipment	2,937,855	2,755,054
Total assets	$5,578,762	$5,306,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$366,302	$358,491
Notes, loans and leases payable	1,737,277	1,661,845
Policy benefits and losses, claims and loss expenses payable	1,115,821	1,115,048
Liabilities from investment contracts	538,777	510,789
Other policyholders' funds and liabilities	7,114	7,294
Deferred income	37,752	30,217
Deferred income taxes	429,428	393,658
Total liabilities	4,232,471	4,077,342

Commitments and contingencies (notes 4, 7, 8 and 9)	–	–
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of June 30 and March 31, 2013	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2013	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2013	–	–
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of June 30 and March 31, 2013	10,497	10,497
Additional paid-in capital	439,524	438,168
Accumulated other comprehensive loss	(20,099)	(22,680)
Retained earnings	1,595,598	1,482,630
Cost of common shares in treasury, net (22,377,912 shares as of June 30 and March 31, 2013)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of June 30 and March 31, 2013)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(1,579)	(1,706)
Total stockholders' equity	1,346,291	1,229,259
Total liabilities and stockholders' equity	$5,578,762	$5,306,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$521,649	$466,994
Self-storage revenues	42,099	34,736
Self-moving and self-storage products and service sales	70,691	67,178
Property management fees	5,161	4,860
Life insurance premiums	41,062	46,426
Property and casualty insurance premiums	7,966	7,243
Net investment and interest income	18,989	14,517
Other revenue	39,214	25,722
Total revenues	746,831	667,676

Costs and expenses:
Operating expenses	309,501	283,393
Commission expenses	68,627	61,107
Cost of sales	35,570	32,227
Benefits and losses	42,633	48,338
Amortization of deferred policy acquisition costs	3,683	2,811
Lease expense	27,007	32,796
Depreciation, net of (gains) on disposals of (($11,565) and ($7,516), respectively)	57,434	56,125
Total costs and expenses	544,455	516,797

Earnings from operations	202,376	150,879
Interest expense	(23,328)	(23,491)
Pretax earnings	179,048	127,388
Income tax expense	(66,080)	(46,819)
Earnings available to common stockholders	$112,968	$80,569
Basic and diluted earnings per common share	$5.78	$4.13
Weighted average common shares outstanding: Basic and diluted	19,545,618	19,502,369

Related party revenues for the first quarter of fiscal 2014 and 2013, net of eliminations, were $8.4 million and $8.7 million, respectively.

Related party costs and expenses for the first quarter of fiscal 2014 and 2013, net of eliminations, were $14.0 million and $12.3 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended June 30, 2013	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$179,048	$(66,080)	$112,968
Other comprehensive income (loss):
Foreign currency translation	(3,762)	–	(3,762)
Unrealized net gain on investments	89	(68)	21
Change in fair value of cash flow hedges	10,196	(3,874)	6,322
Total comprehensive income	$185,571	$(70,022)	$115,549

Quarter Ended June 30, 2012	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$127,388	$(46,819)	$80,569
Other comprehensive income (loss):
Foreign currency translation	(1,929)	–	(1,929)
Unrealized net gain on investments	1,873	(580)	1,293
Change in fair value of cash flow hedges	(515)	196	(319)
Total comprehensive income	$126,817	$(47,203)	$79,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Quarter Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$112,968	$80,569
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	68,999	63,641
Amortization of deferred policy acquisition costs	3,683	2,811
Change in allowance for losses on trade receivables	(14)	(102)
Change in allowance for inventory reserves	(935)	695
Net gain on sale of real and personal property	(11,565)	(7,516)
Net (gain)loss on sale of investments	(1,776)	39
Deferred income taxes	31,828	4,641
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(22,715)	23,486
Inventories	(973)	(5,398)
Prepaid expenses	14,098	267
Capitalization of deferred policy acquisition costs	(7,808)	(5,420)
Other assets	(4,532)	20,518
Related party assets	24,878	144,890
Accounts payable and accrued expenses	18,162	47,981
Policy benefits and losses, claims and loss expenses payable	1,609	(24,242)
Other policyholders' funds and liabilities	(180)	(1,884)
Deferred income	7,584	6,457
Related party liabilities	5,962	1,448
Net cash provided by operating activities	239,273	352,881

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(275,156)	(157,786)
Short term investments	(64,652)	(60,395)
Fixed maturities investments	(66,855)	(50,553)
Equity securities	(388)	–
Preferred stock	(634)	–
Real estate	(131)	–
Mortgage loans	(12,904)	(14,452)
Proceeds from sale of:
Property, plant and equipment	93,239	62,426
Short term investments	64,818	59,421
Fixed maturities investments	41,491	23,978
Equity securities	904	–
Preferred stock	3,295	1,003
Real estate	–	4
Mortgage loans	23,258	11,547
Net cash used by investing activities	(193,715)	(124,807)

Cash flows from financing activities:
Borrowings from credit facilities	88,182	26,187
Principal repayments on credit facilities	(61,996)	(61,142)
Debt issuance costs	(232)	–
Capital lease payments	(10,449)	(3,888)
Leveraged Employee Stock Ownership Plan - repayments from loan	127	162
Securitization deposits	–	(908)
Investment contract deposits	34,742	28,993
Investment contract withdrawals	(6,754)	(7,967)
Net cash provided (used) by financing activities	43,620	(18,563)

Effects of exchange rate on cash	(335)	(376)

Increase in cash and cash equivalents	88,843	209,135
Cash and cash equivalents at the beginning of period	463,744	357,180
Cash and cash equivalents at the end of period	$552,587	$566,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO and consolidated entities

notes to condensed consolidatED financial statements

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2013 and 2012 correspond to fiscal 2014 and 2013 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2013 and the related condensed consolidated statements of operations, comprehensive income and cash flows for the first quarter of fiscal 2014 and 2013 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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

AMERCO and consolidated entities

notes to condensed consolidatED financial statements (Continued)

The Property and Casualty Insurance operating segment includes Repwest and its wholly-owned subsidiaries and ARCOA risk retention group (“ARCOA”). The Property and Casualty Insurance operating segment provides loss adjusting and claims handling for U-Haul through regional offices across North America. The Property and Casualty Insurance operating segment also underwrites components of the Safemove, Safetow, Safemove Plus, Safestor and Safestor Mobile protection packages to U-Haul customers. The business plan for the Property and Casualty Insurance operating segment includes offering property and casualty products in other U-Haul related programs. ARCOA is a group captive insurer owned by us and our wholly-owned subsidiaries whose purpose is to provide insurance products related to the moving and storage business.

The Life Insurance operating segment includes Oxford and its wholly-owned subsidiaries. The Life Insurance operating segment provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

2. Earnings per Share

Our earnings per share is calculated by dividing our earnings available to common stockholders by the weighted average common shares outstanding, basic and diluted.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 57,681 and 100,302 as of June 30, 2013 and June 30, 2012, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.4 million at June 30, 2013.

Available-for-Sale Investments

Available-for-sale investments at June 30, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$28,083	$2,568	$(3)	$(3)	$30,645
U.S. government agency mortgage-backed securities	42,332	3,627	(5)	(34)	45,920
Obligations of states and political subdivisions	154,644	16,482	–	(382)	170,744
Corporate securities	754,664	49,736	(195)	(4,276)	799,929
Mortgage-backed securities	6,117	251	(28)	–	6,340
Redeemable preferred stocks	21,163	871	(28)	(6)	22,000
Common stocks	43,219	1,660	(3,405)	(44)	41,430
	$1,050,222	$75,195	$(3,664)	$(4,745)	$1,117,008

The table above includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $44.2 million during the first quarter of fiscal 2014. The gross realized gains on these sales totaled $1.2 million. There were no gross realized losses on these sales.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. The majority of this unrealized loss is related to our long term investments in 1.8 million shares of Bank of America common stock. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. There were no write downs in the first quarter of fiscal 2014 and 2013.

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

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(Unaudited)
(In thousands)
Balance at March 31, 2013	$552
Additions:
Other-than-temporary impairment not previously recognized	–
Balance at June 30, 2013	$552

The adjusted cost and estimated market value of available-for-sale investments at June 30, 2013, by contractual maturity, were as follows:

	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$40,195	$40,825
Due after one year through five years	172,665	183,996
Due after five years through ten years	293,659	315,929
Due after ten years	473,204	506,488
	979,723	1,047,238

Mortgage backed securities	6,117	6,340
Redeemable preferred stocks	21,163	22,000
Common stocks	43,219	41,430
	$1,050,222	$1,117,008

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			June 30,	March 31,
	2014 Rate (a)	Maturities	2013	2013
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2023	$257,500	$235,000
Real estate loan (amortizing term)	2.09%	2016	24,406	24,630
Real estate loan (revolving credit)	-	2014	–	–
Senior mortgages	4.90% - 5.75%	2015 - 2038	550,926	556,522
Working capital loan (revolving credit)	-	2015	–	–
Fleet loans (amortizing term)	1.95% - 6.92%	2013 - 2020	369,761	361,079
Fleet loans (securitization)	4.90% - 5.56%	2014 - 2017	182,466	190,801
Capital leases (rental equipment)	2.23% - 9.58%	2015 - 2020	323,009	273,458
Other obligations	3.00% - 8.00%	2013 - 2043	29,209	20,355
Total notes, loans and leases payable			$1,737,277	$1,661,845

(a) Interest rate as of June 30, 2013, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. During the first quarter of fiscal 2014 this loan was amended. As part of the amendment the revolver component of the agreement was terminated and certain collateral was released. The final maturity date of the term loan was extended to April 2023. As of June 30, 2013, the outstanding balance on the Real Estate Loan was $257.5 million. U-Haul International, Inc. is a guarantor of this loan.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers.

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At June 30, 2013, the applicable LIBOR was 0.20% and the applicable margin was 1.50%, the sum of which was 1.70%. The rate on the term facility portion of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin.The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 27, 2011. The loan is now comprised of a term loan facility with an initial availability of $26.1 million and a final maturity of June 2016. As of June 30, 2013, the outstanding balance was $24.4 million.

This Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and any accrued and unpaid interest due at maturity. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.90%. At June 30, 2013, the applicable LIBOR was 0.19% and the margin was 1.90%, the sum of which was 2.09%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

On April 29, 2011, Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $100.0 million. This agreement was amended in February 2013 and the maturity extended to April 2014 with an option for a one year extension and the revolver balance reduced to $50.0 million. As of June 30, 2013, we had the full $50.0 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.25%. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of June 30, 2013 were in the aggregate amount of $550.9 million and mature between 2015 and 2038. The senior mortgages require average monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of the senior mortgages, range between 4.90% and 5.75%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At June 30, 2013, we had the full $25.0 million available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement was amended in February 2013 and the maturity extended to April 2015. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of June 30, 2013 was $254.8 million with the final maturities between July 2013 and May 2020.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At June 30, 2013, the applicable LIBOR was between 0.19% and 0.20% and applicable margins were between 0.90% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 6.92% based on current margins. Additionally, $59.8 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

On December 31, 2009, a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that was used to fund cargo van and pickup acquisitions for the past two years. This term note was amended on August 26, 2011. The amount of the term note was increased to $95.0 million. On December 22, 2011, we entered into another term loan for $20.0 million. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At June 30, 2013, the outstanding balance was $115.0 million.

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

The 2007 Box Truck Note has a fixed interest rate of 5.56% with an expected final maturity of February 2014. At June 30, 2013, the outstanding balance was $78.6 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At June 30, 2013, the outstanding balance was $103.8 million. The note is secured by the box trucks being purchased and the corresponding operating cash flows associated with their operation.

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

Capital Leases

We entered into capital leases for new equipment between April 2008 and May 2013, with terms of the leases between 3 and 7 years. At June 30, 2013, the balance of these leases was $323.0 million.

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

At June 30, 2013, the aggregate outstanding principal balance of the U-Notes issued was $35.7 million of which $6.4 million is with our insurance subsidiaries with interest rates between 3.00% and 8.00% and maturity dates between 2013 and 2043.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of June 30, 2013 for the next five years and thereafter are as follows:

	Year Ending June 30,
	2014	2015	2016	2017	2018	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$260,964	$129,895	$544,926	$259,114	$180,359	$362,019

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Interest expense	$17,814	$15,646
Capitalized interest	(142)	(77)
Amortization of transaction costs	851	1,085
Interest expense resulting from derivatives	4,805	6,837
Total interest expense	$23,328	$23,491

Interest paid in cash, including payments related to derivative contracts, amounted to $22.0 million and $21.2 million for the first quarter of fiscal 2014 and 2013, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.48%	1.74%
Interest rate at the end of the quarter	-	1.74%
Maximum amount outstanding during the quarter	$25,000	$23,920
Average amount outstanding during the quarter	$24,176	$23,920
Facility fees	$92	$178

amerco and consolidated subsidiaries

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

Original variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)
(In millions)
$50.0		6/21/2006	7/10/2006	7/10/2013	6/9/2006
300.0		8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0		2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0		3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0		3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0		8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0		9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a)	3/24/2009	3/30/2009	3/30/2016	3/25/2009
14.7	(a)	7/6/2010	8/15/2010	7/15/2017	7/6/2010
25.0	(a)	4/26/2011	6/1/2011	6/1/2018	7/1/2011
50.0	(a)	7/29/2011	8/15/2011	8/15/2018	7/29/2011
20.0	(a)	8/3/2011	9/12/2011	9/10/2018	8/3/2011
15.1	(b)	3/27/2012	3/28/2012	3/28/2019	3/26/2012
25.0		4/13/2012	4/16/2012	4/1/2019	4/12/2012
44.3		1/11/2013	1/15/2013	12/15/2019	1/11/2013

(a) forward swap
(b) operating lease

As of June 30, 2013, the total notional amount of our variable interest rate swaps on debt and an operating lease was $437.9 million and $13.4 million, respectively.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Values as of
	June 30, 2013	March 31, 2013
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$41,749	$51,550

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	The Effect of Interest Rate Contracts on the Statements of Operations

	June 30, 2013	June 30, 2012
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$4,805	$6,837
(Gain) loss recognized in AOCI on interest rate contracts (effective portion)	$(10,196)	$515
Loss reclassified from AOCI into income (effective portion)	$4,410	$5,269
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$395	$1,568

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At June 30, 2013, we expect to reclassify $15.6 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months. During the first quarter of fiscal 2014, we reclassified $4.4 million of net losses on interest rate contracts from accumulated other comprehensive income to interest expense.

6. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2013	$(30,153)	$39,645	$(32,298)	$126	$(22,680)
Foreign currency translation	(3,762)	–	–	–	(3,762)
Unrealized net gain on investments	–	21	–	–	21
Change in fair value of cash flow hedges	–	–	1,912	–	1,912
Amounts reclassified from AOCI	–	–	4,410	–	4,410
Other comprehenive income (loss)	(3,762)	21	6,322	–	2,581
Balance at June 30, 2013	$(33,915)	$39,666	$(25,976)	$126	$(20,099)

7. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of June 30, 2013, we have guaranteed $111.8 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended June 30:
2014	$13,579	$79,078	$92,657
2015	2,017	55,621	57,638
2016	1,856	23,017	24,873
2017	1,767	13,279	15,046
2018	1,285	10,907	12,192
Thereafter	4,893	7,757	12,650
Total	$25,397	$189,659	$215,056

8. Contingencies

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

9. Related Party Transactions

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Management believes that the sales of self-storage properties to SAC Holdings has provided a unique structure for the Company to earn moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that the Company manages.

Related Party Revenue

	Quarter Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,919	$2,476
U-Haul interest income revenue from Private Mini	1,337	1,345
U-Haul management fee revenue from SAC Holdings	4,074	3,829
U-Haul management fee revenue from Private Mini	594	567
U-Haul management fee revenue from Mercury	493	464
	$8,417	$8,681

During the first quarter of fiscal 2014, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $12.3 million and $7.2 million from SAC Holdings during the first quarter of fiscal 2014 and 2013, respectively. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2014 was $72.4 million and the aggregate notes receivable balance at June 30, 2013 was $72.2 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2017 and 2019.

During the first quarter of fiscal 2014, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $1.4 million from Private Mini during the first quarters of both fiscal 2014 and 2013. The largest aggregate amount outstanding during the first quarter of fiscal 2014 was $65.9 million and the aggregate notes receivable balance at June 30, 2013 was $65.8 million.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $10.3 million and $9.4 million from the above mentioned entities during the first quarter of fiscal 2014 and 2013, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant stockholder and director of AMERCO and an estate planning trust benefitting the Shoen children have an interest in Mercury.

Related Party Costs and Expenses

	Quarter Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$655	$661
U-Haul commission expenses to SAC Holdings	12,520	10,934
U-Haul commission expenses to Private Mini	795	695
	$13,970	$12,290

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At June 30, 2013, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $7.9 million, expenses of $0.7 million and cash flows of $21.7 million during the first quarter of fiscal 2014. Revenues and commission expenses related to the Dealer Agreements were $60.5 million and $13.3 million, respectively during the first quarter of fiscal 2014.

Pursuant to the variable interest entity model under ASC 810 – Consolidation (“ASC 810”), Management determined that the junior notes of SAC Holdings and Private Mini as well as the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represent potential variable interests for us.  Management evaluated whether it should be identified as the primary beneficiary of one or more of these variable interest entity’s (“VIE’s”) using a two-step approach in which management (i) identified all other parties that hold interests in the VIE’s, and (ii) determined if any variable interest holder has the power to direct the activities of the VIE’s that most significantly impact their economic performance.

Management determined that they do not have a variable interest in the holding entities Mercury, SAC Holding II Corporation, 4 SAC, 5 SAC, or Galaxy based upon management agreements which are with the individual operating entities or through the issuance of junior debt therefore, we are precluded from consolidating these entities.

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

We have not provided financial or other support explicitly or implicitly during the quarter ended June 30, 2013 to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	June 30,	March 31,
	2013	2013
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$68,225	$68,593
U-Haul notes receivable from SAC Holdings	72,181	72,397
U-Haul interest receivable from SAC Holdings	4,111	14,483
U-Haul receivable from SAC Holdings	10,651	22,336
U-Haul receivable from Mercury	2,275	3,640
Other (a)	(6,316)	586
	$151,127	$182,035

(a) Timing difference for intercompany balances with insurance subsidiaries, including a mortgage loan of $4.3 million with Repwest.

10. Consolidating Financial Information by Industry Segment

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

10. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$371,619	$133,684	$1,499	$–		$506,802	$10,578	$35,207	$–		$552,587
Reinsurance recoverables and trade receivables, net	–	64,354	–	–		64,354	185,490	34,674	–		284,518
Inventories, net	–	58,304	–	–		58,304	–	–	–		58,304
Prepaid expenses	–	42,679	699	–		43,378	–	–	–		43,378
Investments, fixed maturities and marketable equities	21,931	–	–	–		21,931	169,730	925,347	–		1,117,008
Investments, other	–	–	35,587	–		35,587	66,720	129,111	–		231,418
Deferred policy acquisition costs, net	–	–	–	–		–	–	97,823	–		97,823
Other assets	118	71,018	32,350	–		103,486	1,017	241	–		104,744
Related party assets	1,064,653	102,558	9	(1,007,825)	(c)	159,395	8,950	489	(17,707)	(c)	151,127
	1,458,321	472,597	70,144	(1,007,825)		993,237	442,485	1,222,892	(17,707)		2,640,907

Investment in subsidiaries	341,164	–	–	43,253	(b)	384,417	–	–	(384,417)	(b)	–

Property, plant and equipment, at cost:
Land	–	54,144	294,090	–		348,234	–	–	–		348,234
Buildings and improvements	–	188,694	1,089,928	–		1,278,622	–	–	–		1,278,622
Furniture and equipment	135	295,830	17,831	–		313,796	–	–	–		313,796
Rental trailers and other rental equipment	–	331,433	–	–		331,433	–	–	–		331,433
Rental trucks	–	2,263,692	–	–		2,263,692	–	–	–		2,263,692
	135	3,133,793	1,401,849	–		4,535,777	–	–	–		4,535,777
Less: Accumulated depreciation	(116)	(1,220,985)	(376,821)	–		(1,597,922)	–	–	–		(1,597,922)
Total property, plant and equipment	19	1,912,808	1,025,028	–		2,937,855	–	–	–		2,937,855
Total assets	$1,799,504	$2,385,405	$1,095,172	$(964,572)		$4,315,509	$442,485	$1,222,892	$(402,124)		$5,578,762

(a) Balances as of March 31, 2013
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of June 30, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$7,386	$348,957	$4,253	$–		$360,596	$–	$5,706	$–		$366,302
Notes, loans and leases payable	–	940,975	796,302	–		1,737,277	–	–	–		1,737,277
Policy benefits and losses, claims and loss expenses payable	–	374,398	–	–		374,398	331,510	409,913	–		1,115,821
Liabilities from investment contracts	–	–	–	–		–	–	538,777	–		538,777
Other policyholders' funds and liabilities	–	–	–	–		–	2,656	4,458	–		7,114
Deferred income	–	37,752	–	–		37,752	–	–	–		37,752
Deferred income taxes	444,248	–	–	–		444,248	(34,805)	19,985	–		429,428
Related party liabilities	–	590,184	432,588	(1,007,825)	(c)	14,947	2,319	441	(17,707)	(c)	–
Total liabilities	451,634	2,292,266	1,233,143	(1,007,825)		2,969,218	301,680	979,280	(17,707)		4,232,471

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–	–	–	–		–
Series B preferred stock	–	–	–	–		–	–	–	–		–
Series A common stock	–	–	–	–		–	–	–	–		–
Common stock	10,497	1	1	(2)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	439,734	121,230	147,941	(269,171)	(b)	439,734	91,120	26,271	(117,601)	(b)	439,524
Accumulated other comprehensive income (loss)	(20,099)	(59,765)	–	59,765	(b)	(20,099)	5,609	35,794	(41,403)	(b)	(20,099)
Retained earnings (deficit)	1,595,388	33,252	(285,913)	252,661	(b)	1,595,388	40,775	179,047	(219,612)	(b)	1,595,598
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	(1,579)	–	–		(1,579)	–	–	–		(1,579)
Total stockholders' equity (deficit)	1,347,870	93,139	(137,971)	43,253		1,346,291	140,805	243,612	(384,417)		1,346,291
Total liabilities and stockholders' equity	$1,799,504	$2,385,405	$1,095,172	$(964,572)		$4,315,509	$442,485	$1,222,892	$(402,124)		$5,578,762

(a) Balances as of March 31, 2013
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$327,119	$98,926	$1,515	$–		$427,560	$14,120	$22,064	$–		$463,744
Reinsurance recoverables and trade receivables, net	–	43,259	–	–		43,259	186,010	32,520	–		261,789
Inventories, net	–	56,396	–	–		56,396	–	–	–		56,396
Prepaid expenses	22,475	34,956	20	–		57,451	–	–	–		57,451
Investments, fixed maturities and marketable equities	21,228	–	–	–		21,228	160,455	913,655	–		1,095,338
Investments, other	–	100	50,553	–		50,653	65,212	125,900	–		241,765
Deferred policy acquisition costs, net	–	–	–	–		–	–	93,043	–		93,043
Other assets	118	69,671	28,828	–		98,617	1,212	157	–		99,986
Related party assets	1,032,663	127,751	9	(975,683)	(c)	184,740	8,846	514	(12,065)	(c)	182,035
	1,403,603	431,059	80,925	(975,683)		939,904	435,855	1,187,853	(12,065)		2,551,547

Investment in subsidiaries	239,541	–	–	140,100	(b)	379,641	–	–	(379,641)	(b)	–

Property, plant and equipment, at cost:
Land	–	81,421	251,807	–		333,228	–	–	–		333,228
Buildings and improvements	–	184,053	1,013,822	–		1,197,875	–	–	–		1,197,875
Furniture and equipment	136	292,621	18,385	–		311,142	–	–	–		311,142
Rental trailers and other rental equipment	–	317,476	–	–		317,476	–	–	–		317,476
Rental trucks	–	2,154,688	–	–		2,154,688	–	–	–		2,154,688
	136	3,030,259	1,284,014	–		4,314,409	–	–	–		4,314,409
Less: Accumulated depreciation	(116)	(1,185,796)	(373,443)	–		(1,559,355)	–	–	–		(1,559,355)
Total property, plant and equipment	20	1,844,463	910,571	–		2,755,054	–	–	–		2,755,054
Total assets	$1,643,164	$2,275,522	$991,496	$(835,583)		$4,074,599	$435,855	$1,187,853	$(391,706)		$5,306,601

(a) Balances as of December 31, 2012
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$110	$345,864	$4,378	$–		$350,352	$–	$8,139	$–		$358,491
Notes, loans and leases payable	–	881,766	780,079	–		1,661,845	–	–	–		1,661,845
Policy benefits and losses, claims and loss expenses payable	–	380,824	–	–		380,824	330,184	404,040	–		1,115,048
Liabilities from investment contracts	–	–	–	–		–	–	510,789	–		510,789
Other policyholders' funds and liabilities	–	–	–	–		–	3,157	4,137	–		7,294
Deferred income	–	30,217	–	–		30,217	–	–	–		30,217
Deferred income taxes	412,089	–	–	–		412,089	(36,241)	17,810	–		393,658
Related party liabilities	–	638,448	347,248	(975,683)	(c)	10,013	1,844	208	(12,065)	(c)	–
Total liabilities	412,199	2,277,119	1,131,705	(975,683)		2,845,340	298,944	945,123	(12,065)		4,077,342

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–	–	–	–		–
Series B preferred stock	–	–	–	–		–	–	–	–		–
Series A common stock	–	–	–	–		–	–	–	–		–
Common stock	10,497	1	1	(2)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	438,378	121,230	147,941	(269,171)	(b)	438,378	91,120	26,271	(117,601)	(b)	438,168
Accumulated other comprehensive income (loss)	(22,680)	(62,325)	–	62,325	(b)	(22,680)	4,568	37,567	(42,135)	(b)	(22,680)
Retained earnings (deficit)	1,482,420	(58,797)	(288,151)	346,948	(b)	1,482,420	37,922	176,392	(214,104)	(b)	1,482,630
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	(1,706)	–	–		(1,706)	–	–	–		(1,706)
Total stockholders' equity (deficit)	1,230,965	(1,597)	(140,209)	140,100		1,229,259	136,911	242,730	(379,641)		1,229,259
Total liabilities and stockholders' equity	$1,643,164	$2,275,522	$991,496	$(835,583)		$4,074,599	$435,855	$1,187,853	$(391,706)		$5,306,601

(a) Balances as of December 31, 2012
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statement of operations by industry segment for the quarter ended June 30, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$522,083	$–	$–		$522,083	$–	$–	$(434)	(c)	$521,649
Self-storage revenues	–	41,822	277	–		42,099	–	–	–		42,099
Self-moving and self-storage products and service sales	–	70,691	–	–		70,691	–	–	–		70,691
Property management fees	–	5,161	–	–		5,161	–	–	–		5,161
Life insurance premiums	–	–	–	–		–	–	41,062	–		41,062
Property and casualty insurance premiums	–	–	–	–		–	7,966	–	–		7,966
Net investment and interest income	1,238	2,170	1	–		3,409	2,477	13,222	(119)	(b)	18,989
Other revenue	–	42,530	24,569	(26,139)	(b)	40,960	–	495	(2,241)	(b)	39,214
Total revenues	1,238	684,457	24,847	(26,139)		684,403	10,443	54,779	(2,794)		746,831

Costs and expenses:
Operating expenses	2,221	323,007	2,622	(26,139)	(b)	301,711	4,096	6,360	(2,666)	(b,c)	309,501
Commission expenses	–	68,627	–	–		68,627	–	–	–		68,627
Cost of sales	–	35,570	–	–		35,570	–	–	–		35,570
Benefits and losses	–	–	–	–		–	1,957	40,676	–		42,633
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	3,683	–		3,683
Lease expense	23	26,998	32	–		27,053	–	–	(46)	(b)	27,007
Depreciation, net of (gains) losses on disposals	1	54,166	3,267	–		57,434	–	–	–		57,434
Total costs and expenses	2,245	508,368	5,921	(26,139)		490,395	6,053	50,719	(2,712)		544,455

Earnings (loss) from operations before equity in earnings of subsidiaries	(1,007)	176,089	18,926	–		194,008	4,390	4,060	(82)		202,376

Equity in earnings of subsidiaries	99,795	–	–	(94,287)	(d)	5,508	–	–	(5,508)	(d)	–

Earnings from operations	98,788	176,089	18,926	(94,287)		199,516	4,390	4,060	(5,590)		202,376
Interest income (expense)	21,932	(30,044)	(15,298)	–		(23,410)	–	–	82	(b)	(23,328)
Pretax earnings	120,720	146,045	3,628	(94,287)		176,106	4,390	4,060	(5,508)		179,048
Income tax expense	(7,752)	(53,996)	(1,390)	–		(63,138)	(1,537)	(1,405)	–		(66,080)
Earnings available to common shareholders	$112,968	$92,049	$2,238	$(94,287)		$112,968	$2,853	$2,655	$(5,508)		$112,968
(a) Balances for the quarter ended March 31, 2013
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry for the quarter ended June 30, 2012 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$467,315	$–	$–		$467,315	$–	$–	$(321)	(c)	$466,994
Self-storage revenues	–	34,452	284	–		34,736	–	–	–		34,736
Self-moving and self-storage products and service sales	–	67,178	–	–		67,178	–	–	–		67,178
Property management fees	–	4,860	–	–		4,860	–	–	–		4,860
Life insurance premiums	–	–	–	–		–	–	46,426	–		46,426
Property and casualty insurance premiums	–	–	–	–		–	7,243	–	–		7,243
Net investment and interest income	1,253	1,688	194	–		3,135	2,200	9,270	(88)	(b)	14,517
Other revenue	81	27,167	21,085	(22,708)	(b)	25,625	–	446	(349)	(b)	25,722
Total revenues	1,334	602,660	21,563	(22,708)		602,849	9,443	56,142	(758)		667,676

Costs and expenses:
Operating expenses	3,462	290,311	2,540	(22,708)	(b)	273,605	3,290	7,155	(657)	(b,c)	283,393
Commission expenses	–	61,107	–	–		61,107	–	–	–		61,107
Cost of sales	–	32,227	–	–		32,227	–	–	–		32,227
Benefits and losses	–	–	–	–		–	3,566	44,772	–		48,338
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	2,811	–		2,811
Lease expense	24	32,797	5	–		32,826	–	–	(30)	(b)	32,796
Depreciation, net of (gains) losses on disposals	1	52,320	3,804	–		56,125	–	–	–		56,125
Total costs and expenses	3,487	468,762	6,349	(22,708)		455,890	6,856	54,738	(687)		516,797

Earnings (loss) from operations before equity in earnings of subsidiaries	(2,153)	133,898	15,214	–		146,959	2,587	1,404	(71)		150,879

Equity in earnings of subsidiaries	66,615	–	–	(64,033)	(d)	2,582	–	–	(2,582)	(d)	–

Earnings from operations	64,462	133,898	15,214	(64,033)		149,541	2,587	1,404	(2,653)		150,879
Interest income (expense)	24,660	(34,154)	(14,068)	–		(23,562)	–	–	71	(b)	(23,491)
Pretax earnings	89,122	99,744	1,146	(64,033)		125,979	2,587	1,404	(2,582)		127,388
Income tax expense	(8,553)	(36,413)	(444)	–		(45,410)	(906)	(503)	–		(46,819)
Earnings available to common shareholders	$80,569	$63,331	$702	$(64,033)		$80,569	$1,681	$901	$(2,582)		$80,569

(a) Balances for the quarter ended March 31, 2012
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$112,968	$92,049	$2,238	$(94,287)		$112,968	$2,853	$2,655	$(5,508)		$112,968
Earnings from consolidated entities	(99,795)	–	–	94,287		(5,508)	–	–	5,508		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	1	65,055	3,943	–		68,999	–	–	–		68,999
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	3,683	–		3,683
Change in allowance for losses on trade receivables	–	(14)	–	–		(14)	–	–	–		(14)
Change in allowance for inventory reserve	–	(935)	–	–		(935)	–	–	–		(935)
Net gain on sale of real and personal property	–	(10,889)	(676)	–		(11,565)	–	–	–		(11,565)
Net gain on sale of investments	(6)	–	–	–		(6)	(258)	(1,512)	–		(1,776)
Deferred income taxes	27,824	–	–	–		27,824	875	3,129	–		31,828
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	(21,081)	–	–		(21,081)	520	(2,154)	–		(22,715)
Inventories	–	(973)	–	–		(973)	–	–	–		(973)
Prepaid expenses	22,475	(7,723)	(679)	–		14,073	–	25	–		14,098
Capitalization of deferred policy acquisition costs	–	–	–	–		–	–	(7,808)	–		(7,808)
Other assets	–	(1,172)	(3,467)	–		(4,639)	190	(83)	–		(4,532)
Related party assets	552	24,213	–	–		24,765	(96)	–	209	(b)	24,878
Accounts payable and accrued expenses	8,633	10,400	(126)	–		18,907	–	(745)	–		18,162
Policy benefits and losses, claims and loss expenses payable	–	(5,590)	–	–		(5,590)	1,326	5,873	–		1,609
Other policyholders' funds and liabilities	–	–	–	–		–	(501)	321	–		(180)
Deferred income	–	7,584	–	–		7,584	–	–	–		7,584
Related party liabilities	–	1,158	4,313	–		5,471	467	233	(209)	(b)	5,962
Net cash provided (used) by operating activities	72,652	152,082	5,546	–		230,280	5,376	3,617	–		239,273

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	–	(156,306)	(118,850)	–		(275,156)	–	–	–		(275,156)
Short term investments	–	–	–	–		–	(16,298)	(48,354)	–		(64,652)
Fixed maturities investments	–	–	–	–		–	(14,285)	(52,570)	–		(66,855)
Equity securities	–	–	–	–		–	(388)	–	–		(388)
Preferred stock	–	–	–	–		–	(634)	–	–		(634)
Real estate	–	–	–	–		–	–	(131)	–		(131)
Mortgage loans	–	(1,580)	(6,500)	2,514	(b)	(5,566)	–	(5,785)	(1,553)	(b)	(12,904)
Proceeds from sales and paydown's of:
Property, plant and equipment	–	92,112	1,127	–		93,239	–	–	–		93,239
Short term investments	–	–	–	–		–	14,570	50,248	–		64,818
Fixed maturities investments	–	–	–	–		–	5,213	36,278	–		41,491
Equity securities	516	–	–	–		516	388	–	–		904
Preferred stock	–	–	–	–		–	2,295	1,000	–		3,295
Real estate	–	–	–	–		–	–	–	–		–
Mortgage loans	–	1,680	21,466	(2,514)	(b)	20,632	221	852	1,553	(b)	23,258
Net cash provided (used) by investing activities	516	(64,094)	(102,757)	–		(166,335)	(8,918)	(18,462)	–		(193,715)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2013
(b) Elimination of intercompany investments

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2013 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	–	39,258	48,924	–	88,182	–	–	–	88,182
Principal repayments on credit facilities	–	(29,295)	(32,701)	–	(61,996)	–	–	–	(61,996)
Debt issuance costs	–	(177)	(55)	–	(232)	–	–	–	(232)
Capital lease payments	–	(10,449)	–	–	(10,449)	–	–	–	(10,449)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	127	–	–	127	–	–	–	127
Proceeds from (repayment of) intercompany loans	(28,668)	(52,359)	81,027	–	–	–	–	–	–
Securitization deposits	–	–	–	–	–	–	–	–	–
Investment contract deposits	–	–	–	–	–	–	34,742	–	34,742
Investment contract withdrawals	–	–	–	–	–	–	(6,754)	–	(6,754)
Net cash provided (used) by financing activities	(28,668)	(52,895)	97,195	–	15,632	–	27,988	–	43,620

Effects of exchange rate on cash	–	(335)	–	–	(335)	–	–	–	(335)

Increase (decrease) in cash and cash equivalents	44,500	34,758	(16)	–	79,242	(3,542)	13,143	–	88,843
Cash and cash equivalents at beginning of period	327,119	98,926	1,515	–	427,560	14,120	22,064	–	463,744
Cash and cash equivalents at end of period	$371,619	$133,684	$1,499	$–	$506,802	$10,578	$35,207	$–	$552,587
	(page 2 of 2)
(a) Balance for the period ended March 31, 2013

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$80,569	$63,331	$702	$(64,033)	$80,569	$1,681	$901	$(2,582)		$80,569
Earnings from consolidated entities	(66,615)	–	–	64,033	(2,582)	–	–	2,582		–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	1	59,836	3,804	–	63,641	–	–	–		63,641
Amortization of deferred policy acquisition costs	–	–	–	–	–	–	2,811	–		2,811
Change in allowance for losses on trade receivables	–	(102)	–	–	(102)	–	–	–		(102)
Change in allowance for inventory reserve	–	695	–	–	695	–	–	–		695
Net gain on sale of real and personal property	–	(7,516)	–	–	(7,516)	–	–	–		(7,516)
Net loss on sale of investments	–	–	–	–	–	12	27	–		39
Deferred income taxes	4,399	–	–	–	4,399	(236)	478	–		4,641
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	(12,416)	–	–	(12,416)	38,152	(2,250)	–		23,486
Inventories	–	(5,398)	–	–	(5,398)	–	–	–		(5,398)
Prepaid expenses	9,496	(9,063)	(166)	–	267	–	–	–		267
Capitalization of deferred policy acquisition costs	–	–	–	–	–	–	(5,420)	–		(5,420)
Other assets	3	19,649	(259)	–	19,393	1,164	(39)	–		20,518
Related party assets	(1,488)	146,547	2	–	145,061	(222)	(32)	83	(b)	144,890
Accounts payable and accrued expenses	27,709	20,736	181	–	48,626	–	(645)	–		47,981
Policy benefits and losses, claims and loss expenses payable	–	6,777	–	–	6,777	(42,772)	11,753	–		(24,242)
Other policyholders' funds and liabilities	–	–	–	–	–	(703)	(1,181)	–		(1,884)
Deferred income	–	6,457	–	–	6,457	–	–	–		6,457
Related party liabilities	–	1,447	–	–	1,447	105	(21)	(83)	(b)	1,448
Net cash provided (used) by operating activities	54,074	290,980	4,264	–	349,318	(2,819)	6,382	–		352,881

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	–	(131,874)	(25,912)	–	(157,786)	–	–	–		(157,786)
Short term investments	–	–	–	–	–	(22,430)	(37,965)	–		(60,395)
Fixed maturities investments	–	–	–	–	–	(9,576)	(40,977)	–		(50,553)
Mortgage loans	–	(5,048)	(7,583)	–	(12,631)	(1,821)	–	–		(14,452)
Proceeds from sales and paydown's of:
Property, plant and equipment	–	62,426	–	–	62,426	–	–	–		62,426
Short term investments	–	–	–	–	–	12,706	46,715	–		59,421
Fixed maturities investments	–	–	–	–	–	12,983	10,995	–		23,978
Preferred stock	–	–	–	–	–	1,003	–	–		1,003
Real estate	–	–	–	–	–	–	4	–		4
Mortgage loans	–	8,029	1,073	–	9,102	577	1,868	–		11,547
Net cash provided (used) by investing activities	–	(66,467)	(32,422)	–	(98,889)	(6,558)	(19,360)	–		(124,807)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2012
(b) Elimination of intercompany investments

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	–	26,187	–	–	26,187	–	–	–	26,187
Principal repayments on credit facilities	–	(55,254)	(5,888)	–	(61,142)	–	–	–	(61,142)
Capital lease payments	–	(3,888)	–	–	(3,888)	–	–	–	(3,888)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	162	–	–	162	–	–	–	162
Proceeds from (repayment of) intercompany loans	(55,326)	21,300	34,026	–	–	–	–	–	–
Securitization deposits	–	(908)	–	–	(908)	–	–	–	(908)
Investment contract deposits	–	–	–	–	–	–	28,993	–	28,993
Investment contract withdrawals	–	–	–	–	–	–	(7,967)	–	(7,967)
Net cash provided (used) by financing activities	(55,326)	(12,401)	28,138	–	(39,589)	–	21,026	–	(18,563)

Effects of exchange rate on cash	–	(376)	–	–	(376)	–	–	–	(376)

Increase (decrease) in cash and cash equivalents	(1,252)	211,736	(20)	–	210,464	(9,377)	8,048	–	209,135
Cash and cash equivalents at beginning of period	201,502	106,951	775	–	309,228	22,542	25,410	–	357,180
Cash and cash equivalents at end of period	$200,250	$318,687	$755	$–	$519,692	$13,165	$33,458	$–	$566,315
	(page 2 of 2)
(a) Balance for the period ended March 31, 2012

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

11. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2013
Total revenues	$703,963	$42,868	$746,831
Depreciation and amortization, net of (gains) losses on disposals	59,170	1,947	61,117
Interest expense	23,186	142	23,328
Pretax earnings	171,756	7,292	179,048
Income tax expense	64,148	1,932	66,080
Identifiable assets	5,425,667	153,095	5,578,762

Quarter ended June 30, 2012
Total revenues	$626,183	$41,493	$667,676
Depreciation and amortization, net of (gains) losses on disposals	56,963	1,973	58,936
Interest expense	23,339	152	23,491
Pretax earnings	119,384	8,004	127,388
Income tax expense	44,698	2,121	46,819
Identifiable assets	4,690,153	148,683	4,838,836

12. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$181	$155
Interest cost on accumulated postretirement benefit	141	139
Other components	5	1
Net periodic postretirement benefit cost	$327	$295

13. Fair Value Measurements

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at June 30, 2013, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$516,150	$516,150	$–	$–
Fixed maturities - available for sale	1,053,578	938,666	113,737	1,175
Preferred stock	22,000	22,000	–	–
Common stock	41,430	41,430	–	–
Derivatives	1,212	–	1,212	–
Total	$1,634,370	$1,518,246	$114,949	$1,175

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	41,749	–	41,749	–
Total	$41,749	$–	$41,749	$–

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The following table represents the fair value measurements for our assets at June 30, 2013 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2013	$1,180

Fixed Maturities - Asset Backed Securities - redemption	(8)
Fixed Maturities - Asset Backed Securities - gain (realized)	3
Balance at June 30, 2013	$1,175

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2014.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

AMERCO, a Nevada corporation (“AMERCO”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2013 and 2012 correspond to fiscal 2014 and 2013 for AMERCO.

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

eMove is an online marketplace that connects consumers to independent Moving Help® service providers and thousands of independent U-Haul Self-Storage Affiliates. Our network of customer rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment provides loss adjusting and claims handling for U-Haul through regional offices across North America. Our Property and Casualty Insurance operating segment also underwrites components of the Safemove, Safetow, Safemove Plus, Safestor and Safestor Mobile protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for our Property and Casualty Insurance operating segment includes offering property and casualty products in other U-Haul related programs.

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

Management determined that additions to the fleet resulting from purchases should be depreciated on an accelerated method based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis to a salvage value of 20% by the end of year fifteen. Beginning in October 2012, rental equipment subject to this depreciation schedule is being depreciated to a salvage vale of 15%. This change had an immaterial effect on our current financial statements. Comparatively, a standard straight line approach would reduce the book value by approximately 5.7% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $13.5 million and $14.8 million greater than what it would have been if calculated under a straight line approach for the first quarter of fiscal 2014 and 2013, respectively.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the first quarter of fiscal 2014 and 2013.

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

Subsequent Events

Our management has evaluated subsequent events occurring after June 30, 2013, the date of our most recent balance sheet, through the date our financial statements were issued. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Adoption of New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”) an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU is effective prospectively for the Company’s fiscal years, and interim periods within those years beginning after December 15, 2012. We adopted ASU 2013-02 in the first quarter of fiscal 2014 and it did not have a material impact on our financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2013 compared with the Quarter Ended June 30, 2012

Listed below on a consolidated basis are revenues for our major product lines for the first quarter of fiscal 2014 and the first quarter of fiscal 2013:

	Quarter Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$521,649	$466,994
Self-storage revenues	42,099	34,736
Self-moving and self-storage products and service sales	70,691	67,178
Property management fees	5,161	4,860
Life insurance premiums	41,062	46,426
Property and casualty insurance premiums	7,966	7,243
Net investment and interest income	18,989	14,517
Other revenue	39,214	25,722
Consolidated revenue	$746,831	$667,676

Self-moving equipment rental revenues increased $54.7 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013.  The improvement in revenue came primarily from growth in moving transactions across both our truck and trailer fleets.  The additional transactions were facilitated by an increase in the amount of equipment available to rent along with incremental utilization improvements.

Self-storage revenues increased $7.4 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013 due primarily to an increase in the number of rooms rented.  The average monthly amount of occupied square feet increased by nearly 21% during the first quarter of fiscal 2014 compared to the same period last year. The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 2.5 million net rentable square feet to the self-storage portfolio with over 0.8 million of that coming on during the first quarter.

Sales of self-moving and self-storage products and services increased $3.5 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013.  Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Life insurance premiums decreased $5.4 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013 due primarily to reduced life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.7 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013 due to an increase in Safestor and Safetow sales which were a result of increased equipment and storage rental transactions.

Net investment and interest income increased $4.5 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013. The Life Insurance operating segment recognized increased investment income due to a larger invested asset base and realized gains compared to the same period last year.

Other revenue increased $13.5 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $746.8 million for the first quarter of fiscal 2014, compared with $667.7 million for the first quarter of fiscal 2013.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2014 and the first quarter of fiscal 2013. The insurance companies first quarters ended March 31, 2013 and 2012.

	Quarter Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$684,403	$602,849
Earnings from operations before equity in earnings of subsidiaries	194,008	146,959
Property and casualty insurance
Revenues	10,443	9,443
Earnings from operations	4,390	2,587
Life insurance
Revenues	54,779	56,142
Earnings from operations	4,060	1,404
Eliminations
Revenues	(2,794)	(758)
Earnings from operations before equity in earnings of subsidiaries	(82)	(71)
Consolidated results
Revenues	746,831	667,676
Earnings from operations	202,376	150,879

Total costs and expenses increased $27.7 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2014.  Operating expenses for the Moving and Storage operating segment increased $28.1 million with a significant portion of this coming from spending on personnel and operating costs associated with the U-Box program along with an increase in rental equipment maintenance. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $5.4 million and gains from the disposal property, plant and equipment increased $4.1 million.  This resulted in a $1.3 million increase in depreciation expense, net.  Conversely, lease expense decreased $5.8 million as a result of the Company’s continued trend in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $202.4 million for the first quarter of fiscal 2014, compared with $150.9 million for the first quarter of fiscal 2013.

Interest expense for the first quarter of fiscal 2014 was $23.3 million, compared with $23.5 million for the first quarter of fiscal 2013.

Income tax expense was $66.1 million for the first quarter of fiscal 2014, compared with $46.8 million for the first quarter of fiscal 2013.

As a result of the above mentioned items, earnings available to common shareholders were $113.0 million for the first quarter of fiscal 2014, compared with $80.6 million for the first quarter of fiscal 2013.

Basic and diluted earnings per share for the first quarter of fiscal 2014 were $5.78, compared with $4.13 for the first quarter of fiscal 2013.

The weighted average common shares outstanding basic and diluted were 19,545,618 for the first quarter of fiscal 2014, compared with 19,502,369 for the first quarter of fiscal 2013.

Moving and Storage

Quarter Ended June 30, 2013 compared with the Quarter Ended June 30, 2012

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first quarter of fiscal 2014 and the first quarter of fiscal 2013:

	Quarter Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$522,083	$467,315
Self-storage revenues	42,099	34,736
Self-moving and self-storage products and service sales	70,691	67,178
Property management fees	5,161	4,860
Net investment and interest income	3,409	3,135
Other revenue	40,960	25,625
Moving and Storage revenue	$684,403	$602,849

Self-moving equipment rental revenues increased $54.8 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013.  The improvement in revenue came primarily from growth in moving transactions across both our truck and trailer fleets.  The additional transactions were facilitated by an increase in the amount of equipment available to rent along with incremental utilization improvements.

Self-storage revenues increased $7.4 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013 due primarily to an increase in the number of rooms rented.  The average monthly amount of occupied square feet increased by nearly 21% during the first quarter of fiscal 2014 compared to the same period last year. The growth in revenues and occupancy comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio.  Over the last twelve months we have added approximately 2.5 million net rentable square feet to the self-storage portfolio with over 0.8 million of that coming on during the first quarter.

Sales of self-moving and self-storage products and services increased $3.5 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013.  Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Net investment and interest income increased $0.3 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013 primarily due to increased investment income offset by a decrease in interest income on the SAC Holdings notes compared to the same period last year.  In June 2013, SAC Holdings made a payment to reduce its outstanding deferred interest payable to AMERCO by $10.4 million.

Other revenue increased $15.3 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of June 30	195	170
Square footage as of June 30	16,854	14,308
Average monthly number of rooms occupied	153	131
Average monthly occupancy rate based on room count	80.2%	78.0%
Average monthly square footage occupied	13,448	11,119

Total costs and expenses increased $34.5 million during the first quarter of fiscal 2014, compared with the first quarter of fiscal 2013.  Operating expenses increased $28.1 million with a significant portion of this coming from spending on personnel and operating costs associated with the U-Box program along with an increase in rental equipment maintenance. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $5.4 million and gains from the disposal property, plant and equipment increased $4.1 million.  This resulted in a $1.3 million increase in depreciation expense, net.  Conversely, lease expense decreased $5.8 million as a result of the Company’s continued trend in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $194.0 million for the first quarter of fiscal 2014, compared with $147.0 million for the first quarter of fiscal 2013.

Equity in the earnings of AMERCO’s insurance subsidiaries was $5.5 million and $2.6 million for the first quarter of fiscal 2014 and 2013, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $199.5 million for the first quarter of fiscal 2014, compared with $149.5 million for the first quarter of fiscal 2013.

Property and Casualty Insurance

Quarter Ended March 31, 2013 compared with the Quarter Ended March 31, 2012

Net premiums were $8.0 million and $7.2 million for the quarters ended March 31, 2013 and 2012, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $2.5 million and $2.2 million for the quarters ended March 31, 2013 and 2012, respectively. The increase was due to $0.3 million of gains on the sale of bonds and preferred stock.

Net operating expenses were $4.1 million and $3.3 million for the quarters ended March 31, 2013 and 2012, respectively. The increase was primarily due to an increase in commissions.

Benefits and losses incurred were $2.0 million and $3.6 million for the quarters ended March 31, 2013 and 2012, respectively. The decrease was due to a $1.4 million strengthening of reserves on assumed reinsurance business in the first quarter of last year whereas no similar adjustment was necessary this year.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $4.4 million and $2.6 million for the quarters ended March 31, 2013 and 2012, respectively.

Life Insurance

Quarter Ended March 31, 2013 compared with the Quarter Ended March 31, 2012

Net premiums were $41.1 million and $46.4 million for the quarters ended March 31, 2013 and 2012, respectively. Medicare supplement premiums decreased $2.7 million while premiums from single premium whole life insurance and immediate annuities decreased by $2.6 million.  In the past year new business activity shifted more towards deferred annuity policies with sales of these products accounted for as deposits on the balance sheet instead of premium income. Annuity deposits were $27.7 million, an increase of $1.3 million compared to the same period last year.

Net investment income was $13.2 million and $9.3 million for the quarters ended March 31, 2013 and 2012, respectively. There was an increase of $3.0 million of investment income due to a larger invested asset base and an increase in realized gains of $1.0 million compared to the same period last year.

Net operating expenses were $6.4 million and $7.2 million for the quarters ended March 31, 2013 and 2012, respectively. The variance is due to a reduction in Medicare supplement, single premium life, and immediate annuities commissions resulting from a lower Medicare supplement policy base and decreased sales of single premium life and immediate annuity policies.

Benefits and losses incurred were $40.7 million and $44.8 million for the quarter ended March 31, 2013 and 2012, respectively. Life and immediate annuity benefits decreased $2.3 million primarily due to a reduction in reserves from reduced sales.  Medicare supplement incurred benefits decreased by $3.0 million from a reduction of policies in force and an improved benefit ratio. Interest credited to policyholders increased $1.5 million as a result of increased deferred annuity deposits.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired was $3.7 million and $2.8 million for the quarters ended March, 2013 and 2012, respectively. The variance is a result of increased amortization of annuity DAC and SIA due to   growth of the in force business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $4.1 million and $1.4 million for the quarters ended March 31, 2013 and 2012, respectively.

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

At June 30, 2013, cash and cash equivalents totaled $552.6 million, compared with $463.7 million on March 31, 2013. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of June 30, 2013 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$506,802	$10,578	$35,207
Other financial assets	281,267	430,890	1,089,621
Debt obligations	1,737,277	–	–

(a) As of March 31, 2013

At June 30, 2013, our Moving and Storage operating segment had additional cash available under existing credit facilities of $75.0 million.

Net cash provided by operating activities decreased $113.6 million in the first quarter of fiscal 2014 compared with fiscal 2013 primarily due to repayments of $127.3 million of the notes and interest receivables with SAC Holdings in fiscal 2013 that did not recur this year.

Net cash used in investing activities increased $68.9 million in the first quarter of fiscal 2014, compared with fiscal 2013. Purchases of property, plant and equipment, which are reported net of cash from leases, increased $117.4 million. Cash from the sales of property, plant and equipment increased $30.8 million largely due to an increase in pickup and cargo van sales.

Net cash provided by financing activities increased $62.2 million in the first quarter of fiscal 2014, as compared with fiscal 2013. Borrowings increased by $62.0 million and were offset by an increase in capital lease payments of $6.6 million. Additionally, net annuity deposits at the Life insurance segment increased $7.0 million in the first quarter of fiscal 2014 compared to the same period last year.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2014, we will reinvest in our truck and trailer rental fleet approximately $300 million, net of equipment sales excluding any lease buyouts. Through the first quarter of fiscal 2014, we have invested, net of sales, approximately $120 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2014 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2014 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first quarter of fiscal 2014, we invested approximately $99 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2014, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $181.9 million and $95.4 million for the first quarter of fiscal 2014 and 2013, respectively. The components of our net capital expenditures are provided in the following table:

	Three Months Ending June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Purchases of Rental Equipment	$213,255	$196,138
Equipment Lease Buyouts	9,106	24,374
Purchases of Real Estate, Construction and Renovations	99,400	36,423
Other capital expenditures	13,394	9,260
Gross capital expenditures	335,155	266,195
Less: Lease proceeds	(59,999)	(108,409)
Less: Sales of property, plant and equipment	(93,239)	(62,426)
Net capital expenditures	$181,917	$95,360

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

We believe that stockholders equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Our Property and Casualty operating segment stockholder’s equity was $140.8 million and $136.9 million at March 31, 2013 and December 31, 2012, respectively. The increase resulted from net earnings of $2.9 million and an increase in other comprehensive income of $1.0 million. Our Property and Casualty Insurance operating segment does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Our Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Our Life Insurance’s operating segment net deposits for the quarter ended March 31, 2013 were $28.0 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, our Life Insurance’s operating segment funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Our Life Insurance’s operating segment stockholder’s equity was $243.6 million and $242.7 million at March 31, 2013 and December 31, 2012, respectively. The increase resulted from net earnings of $2.7 million and a decrease in other comprehensive income of $1.8 million. Our Life Insurance operating segment does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $230.3 million and $349.3 million for the first quarter of fiscal 2014 and 2013, respectively primarily due to repayments of $127.3 million of the notes and interest receivables with SAC Holdings in fiscal 2013 that did not recur this year, offset by increased revenues this year.

Property and Casualty Insurance

Net cash provided (used) by operating activities were $5.4 million and ($2.8) million for the first quarter ended March 31, 2013 and 2012, respectively. The increase in cash provided was primarily due to a decrease in claim payments.

Our Property and Casualty Insurance’s operating segment cash and cash equivalents and short-term investment portfolio amounted to $43.4 million and $45.2 million at March 31, 2013 and December 31, 2012, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow our Property and Casualty Insurance operating segment to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $3.6 million and $6.4 million for the first quarter ended March 31, 2013 and 2012, respectively. The decrease in cash provided was attributable to the decrease in collected premiums offset by an increase in net investment income.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through our Life Insurance’s operating segment short-term portfolio. At March 31, 2013 and December 31, 2012, cash and cash equivalents and short-term investments amounted to $45.9 million and $34.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At June 30, 2013, we had cash availability under existing credit facilities of $75.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

Assets and liabilities recorded at fair value on the condensed consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 13, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At June 30, 2013, we had $1.2 million of available-for-sale assets classified in Level 3.

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

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Disclosures About Contractual Obligations and Commercial Commitments in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Off-Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $111.8 million of residual values at June 30, 2013 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $276.8 million at June 30, 2013.

Historically, we have used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 9, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when the Company’s overall borrowing structure was more limited. The Company does not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $10.3 million and $9.4 million from the above mentioned entities during the first quarter of fiscal 2014 and 2013, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO and an estate planning trust benefitting the Shoen children have an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.7 million in the first quarters of both fiscal 2014 and 2013, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At June 30, 2013, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $13.3 million and $11.6 million in commissions pursuant to such dealership contracts during the first quarter of fiscal 2014 and 2013, respectively.

During the first quarter of fiscal 2014, subsidiaries of ours held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $1.9 million and $2.5 million, and received cash interest payments of $12.3 million and $7.2 million, from SAC Holdings during the first quarter of fiscal 2014 and 2013, respectively. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2014 was $72.4 million and the aggregate notes receivable balance at June 30, 2013 was $72.2 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2017 and 2019

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $7.9 million, expenses of $0.7 million and cash flows of $21.7 million during the first quarter of fiscal 2013. Revenues and commission expenses related to the Dealer Agreements were $60.5 million and $13.3 million, respectively during the first quarter of fiscal 2014.

Fiscal 2014 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals. Revenue in the U-Move program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues due to unforeseen events including the continuation of adverse economic conditions that are beyond our control.

With respect to our storage business, we have added new locations and expanded at existing locations. In fiscal 2014, we are looking to continue to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. In the current environment, we have focused fewer resources on new construction than in recent history. We will continue to invest capital and resources in the U-Box storage container program throughout fiscal 2014.

Our Property and Casualty Insurance operating segment will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove, Safetow, Safemove Plus, Safestor and Safestor Mobile protection packages to U-Haul customers.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors set forth in the section entitled Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as well as the following: our ability to operate pursuant to the terms of its credit facilities; our ability to maintain contracts that are critical to our operations; the costs and availability of financing; our ability to execute our business plan; our ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against us; changes in accounting standards and other factors described in this Quarterly Report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this Quarterly Report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$15,157		$(28)	7/10/2006	7/10/2013	5.67%	1 Month LIBOR
231,666		(37,843)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
10,000		(297)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
6,595		(212)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
6,600		(217)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
7,800	(a)	(448)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
7,760		(487)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
12,067		(866)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
6,476	(a)	(250)	3/30/2009	4/15/2016	2.24%	1 Month LIBOR
7,688	(a)	(279)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
17,500	(a)	(654)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
33,750	(a)	(638)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
13,750	(a)	(216)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
13,374	(b)	(28)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
20,625		53	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
40,500		661	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of June 30, 2013, we had $476.9 million of variable rate debt obligations and $13.7 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $0.4 million annually (after consideration of the effect of the above derivative contracts.)

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.7% and 6.2% of our revenue was generated in Canada during the first quarter of fiscal 2014 and 2013, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CAO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the most recently completed fiscal quarter covered by this Quarterly Report. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CAO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective related to the above stated design purposes.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other information

Item 1. Legal Proceedings

For information regarding our legal proceedings please see Note 8, Contingencies of the Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Definitive Proxy filed July 17, 2013 on Form DEF 14A, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on September 10, 2010, file no. 1-11255
10.1

Amendment No. 2 to the Amended and Restated Credit Agreement and Security Agreement, dated as of May 28,2013, to Amendment No. 1 to the Amended and Restated Credit Agreement and Security Agreement, dated as of August 18, 2006, to the Amended and Restated Credit Agreement, dated as of June 8, 2005, among Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and Bank of America, NA as lender

Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith

32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date: August 7, 2013	/s/ Edward J. Shoen
Edward J. Shoen President and Chairman of the Board (Duly Authorized Officer)

Date: August 7, 2013	/s/ Jason A. Berg
Jason A. Berg Chief Accounting Officer (Principal Financial Officer)