Form 10-Q
period 2013-09-30
AMERCO /NV/
filed 2013-11-06
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer [x]   Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 1, 2013

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	September 30,	March 31,
	2013	2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$679,576	$463,744
Reinsurance recoverables and trade receivables, net	237,235	261,789
Inventories, net	61,430	56,396
Prepaid expenses	55,129	57,451
Investments, fixed maturities and marketable equities	1,114,340	1,095,338
Investments, other	212,707	241,765
Deferred policy acquisition costs, net	109,303	93,043
Other assets	104,591	99,986
Related party assets	168,830	182,035
	2,743,141	2,551,547
Property, plant and equipment, at cost:
Land	363,142	333,228
Buildings and improvements	1,313,963	1,197,875
Furniture and equipment	311,765	311,142
Rental trailers and other rental equipment	350,101	317,476
Rental trucks	2,330,298	2,154,688
	4,669,269	4,314,409
Less: Accumulated depreciation	(1,636,065)	(1,559,355)
Total property, plant and equipment	3,033,204	2,755,054
Total assets	$5,776,345	$5,306,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$362,493	$358,491
Notes, loans and leases payable	1,775,119	1,661,845
Policy benefits and losses, claims and loss expenses payable	1,115,025	1,115,048
Liabilities from investment contracts	570,321	510,789
Other policyholders' funds and liabilities	7,788	7,294
Deferred income	32,388	30,217
Deferred income taxes	451,392	393,658
Total liabilities	4,314,526	4,077,342

Commitments and contingencies (notes 4, 7, 8 and 9)	–	–
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of September 30 and March 31, 2013	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2013	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2013	–	–
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of September 30 and March 31, 2013	10,497	10,497
Additional paid-in capital	440,938	438,168
Accumulated other comprehensive loss	(44,109)	(22,680)
Retained earnings	1,733,589	1,482,630
Cost of common shares in treasury, net (22,377,912 shares as of September 30 and March 31, 2013)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of September 30 and March 31, 2013)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(1,446)	(1,706)
Total stockholders' equity	1,461,819	1,229,259
Total liabilities and stockholders' equity	$5,776,345	$5,306,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$598,931	$538,361
Self-storage revenues	45,572	37,978
Self-moving and self-storage products and service sales	65,379	61,730
Property management fees	5,292	4,902
Life insurance premiums	39,448	47,667
Property and casualty insurance premiums	10,867	8,947
Net investment and interest income	19,960	15,853
Other revenue	51,042	28,679
Total revenues	836,491	744,117

Costs and expenses:
Operating expenses	350,540	310,214
Commission expenses	78,378	68,564
Cost of sales	34,532	30,912
Benefits and losses	37,992	48,472
Amortization of deferred policy acquisition costs	6,057	3,088
Lease expense	25,818	29,591
Depreciation, net of (gains) on disposals of (($9,311) and ($5,532), respectively)	63,208	58,954
Total costs and expenses	596,525	549,795

Earnings from operations	239,966	194,322
Interest expense	(23,118)	(22,113)
Pretax earnings	216,848	172,209
Income tax expense	(78,857)	(62,789)
Earnings available to common stockholders	$137,991	$109,420
Basic and diluted earnings per common share	$7.06	$5.61
Weighted average common shares outstanding: Basic and diluted	19,554,633	19,512,550

Related party revenues for the second quarter of fiscal 2014 and 2013, net of eliminations, were $8.4 million and $8.2 million, respectively.

Related party costs and expenses for the second quarter of fiscal 2014 and 2013, net of eliminations, were $15.9 million and $13.9 million, respectively.

Please see note 9, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Six Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,120,580	$1,005,355
Self-storage revenues	87,671	72,714
Self-moving and self-storage products and service sales	136,070	128,908
Property management fees	10,453	9,762
Life insurance premiums	80,510	94,093
Property and casualty insurance premiums	18,833	16,190
Net investment and interest income	38,949	30,370
Other revenue	90,256	54,401
Total revenues	1,583,322	1,411,793

Costs and expenses:
Operating expenses	660,041	593,607
Commission expenses	147,005	129,671
Cost of sales	70,102	63,139
Benefits and losses	80,625	96,810
Amortization of deferred policy acquisition costs	9,740	5,899
Lease expense	52,825	62,387
Depreciation, net of (gains) on disposals of (($20,876) and ($13,048), respectively)	120,642	115,079
Total costs and expenses	1,140,980	1,066,592

Earnings from operations	442,342	345,201
Interest expense	(46,446)	(45,604)
Pretax earnings	395,896	299,597
Income tax expense	(144,937)	(109,608)
Earnings available to common shareholders	$250,959	$189,989
Basic and diluted earnings per common share	$12.84	$9.74
Weighted average common shares outstanding: Basic and diluted	19,550,128	19,507,456

Related party revenues for the first six months of fiscal 2014 and 2013, net of eliminations, were $16.8 million and $16.9 million, respectively.

Related party costs and expenses for the first six months of fiscal 2014 and 2013, net of eliminations, were $29.9 million and $26.2 million, respectively.

Please see note 9, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended September 30, 2013	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$216,848	$(78,857)	$137,991
Other comprehensive income (loss):
Foreign currency translation	1,557	–	1,557
Unrealized net loss on investments	(41,095)	14,322	(26,773)
Change in fair value of cash flow hedges	1,946	(740)	1,206
Total comprehensive income	$179,256	$(65,275)	$113,981

Quarter Ended September 30, 2012	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$172,209	$(62,789)	$109,420
Other comprehensive income (loss):
Foreign currency translation	3,459	–	3,459
Unrealized net gain on investments	10,673	(3,769)	6,904
Change in fair value of cash flow hedges	768	(292)	476
Total comprehensive income	$187,109	$(66,850)	$120,259

Six Months Ended September 30, 2013	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$395,896	$(144,937)	$250,959
Other comprehensive income (loss):
Foreign currency translation	(2,205)	–	(2,205)
Unrealized net loss on investments	(41,006)	14,254	(26,752)
Change in fair value of cash flow hedges	12,142	(4,614)	7,528
Total comprehensive income	$364,827	$(135,297)	$229,530

Six Months Ended September 30, 2012	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$299,597	$(109,608)	$189,989
Other comprehensive income (loss):
Foreign currency translation	1,530	–	1,530
Unrealized net gain on investments	12,546	(4,349)	8,197
Change in fair value of cash flow hedges	253	(96)	157
Total comprehensive income	$313,926	$(114,053)	$199,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Six Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$250,959	$189,989
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	141,518	128,127
Amortization of deferred policy acquisition costs	9,740	5,899
Change in allowance for losses on trade receivables	(6)	(3)
Change in allowance for inventory reserves	716	1,705
Net gain on sale of real and personal property	(20,876)	(13,048)
Net gain on sale of investments	(4,060)	238
Deferred income taxes	63,947	24,926
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	24,561	33,416
Inventories	(5,750)	(1,629)
Prepaid expenses	2,323	422
Capitalization of deferred policy acquisition costs	(16,289)	(24,489)
Other assets	(4,370)	19,770
Related party assets	8,650	142,239
Accounts payable and accrued expenses	24,866	45,412
Policy benefits and losses, claims and loss expenses payable	309	(17,413)
Other policyholders' funds and liabilities	494	4,130
Deferred income	2,191	(671)
Related party liabilities	4,475	415
Net cash provided by operating activities	483,398	539,435

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(457,671)	(280,986)
Short term investments	(154,703)	(150,987)
Fixed maturities investments	(174,593)	(179,941)
Equity securities	(388)	(26)
Preferred stock	(635)	(1,200)
Real estate	(252)	(792)
Mortgage loans	(14,260)	(50,828)
Proceeds from sales and paydowns of:
Property, plant and equipment	176,453	132,597
Short term investments	162,580	154,577
Fixed maturities investments	93,050	52,586
Equity securities	6,803	–
Preferred stock	6,004	1,453
Real estate	–	590
Mortgage loans	36,415	12,700
Net cash used by investing activities	(321,197)	(310,257)

Cash flows from financing activities:
Borrowings from credit facilities	138,041	88,847
Principal repayments on credit facilities	(122,945)	(171,496)
Debt issuance costs	(233)	(1,010)
Capital lease payments	(21,425)	(9,883)
Leveraged Employee Stock Ownership Plan - repayments from loan	260	316
Securitization deposits	–	(1,729)
Investment contract deposits	74,253	169,933
Investment contract withdrawals	(14,721)	(15,275)
Net cash provided (used) by financing activities	53,230	59,703

Effects of exchange rate on cash	401	(240)

Increase in cash and cash equivalents	215,832	288,641
Cash and cash equivalents at the beginning of period	463,744	357,180
Cash and cash equivalents at the end of period	$679,576	$645,821
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

The condensed consolidated balance sheet as of September 30, 2013 and the related condensed consolidated statements of operations, comprehensive income for the second quarter and first six months and cash flows for the first six months of fiscal 2014 and 2013 are unaudited.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 48,649 and 90,159 as of September 30, 2013 and 2012, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.4 million at September 30, 2013.

Available-for-Sale Investments

Available-for-sale investments at September 30, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$28,048	$1,932	$(3)	$(293)	$29,684
U.S. government agency mortgage-backed securities	44,735	2,772	(4)	(1,009)	46,494
Obligations of states and political subdivisions	162,678	9,304	(132)	(1,916)	169,934
Corporate securities	800,834	28,872	(1,336)	(22,474)	805,896
Mortgage-backed securities	5,613	177	(35)	–	5,755
Redeemable preferred stocks	18,440	385	(64)	(312)	18,449
Common stocks	37,356	2,171	(1,291)	(108)	38,128
	$1,097,704	$45,613	$(2,865)	$(26,112)	$1,114,340

The table above includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $103.3 million during the first six months of fiscal 2014. The gross realized gains on these sales totaled $3.2 million. The gross realized losses on these sales totaled $0.9 million.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. There were no write downs in the second quarter or for the first six months of fiscal 2014 and 2013.

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

Credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in other comprehensive income were as follows:

Credit Loss
(Unaudited)
(In thousands)
Balance at March 31, 2013	$552
Additions:
Other-than-temporary impairment not previously recognized	–
Balance at September 30, 2013	$552

The adjusted cost and estimated market value of available-for-sale investments at September 30, 2013, by contractual maturity, were as follows:

	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$25,259	$25,520
Due after one year through five years	186,894	195,909
Due after five years through ten years	316,233	320,354
Due after ten years	507,909	510,225
	1,036,295	1,052,008

Mortgage backed securities	5,613	5,755
Redeemable preferred stocks	18,440	18,449
Common stocks	37,356	38,128
	$1,097,704	$1,114,340

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			September 30,	March 31,
	2014 Rate (a)	Maturities	2013	2013
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2023	$255,000	$235,000
Real estate loan (amortizing term)	2.08%	2016	24,182	24,630
Real estate loan (revolving credit)	–	2014	–	–
Senior mortgages	4.90% - 5.75%	2015 - 2038	546,957	556,522
Working capital loan (revolving credit)	–	2015	–	–
Fleet loans (amortizing term)	1.95% - 6.14%	2014 - 2020	373,324	361,079
Fleet loans (securitization)	4.90% - 5.56%	2014 - 2017	170,531	190,801
Capital leases (rental equipment)	2.23% - 7.80%	2015 - 2020	371,754	273,458
Other obligations	3.00% - 8.00%	2013 - 2043	33,371	20,355
Total notes, loans and leases payable			$1,775,119	$1,661,845

(a) Interest rate as of September 30, 2013, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. During the first quarter of fiscal 2014 this loan was amended. As part of the amendment the revolver component of the agreement was terminated and certain collateral was released. The final maturity date of the term loan was extended to April 2023. As of September 30, 2013, the outstanding balance on the Real Estate Loan was $255.0 million. U-Haul International, Inc. is a guarantor of this loan.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers.

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At September 30, 2013, the applicable LIBOR was 0.19% and the applicable margin was 1.50%, the sum of which was 1.69%. The rate on the term facility portion of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 27, 2011. The loan is now comprised of a term loan facility with an initial availability of $26.1 million and a final maturity of June 2016. As of September 30, 2013, the outstanding balance was $24.2 million.

This Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and any accrued and unpaid interest due at maturity. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.90%. At September 30, 2013, the applicable LIBOR was 0.18% and the margin was 1.90%, the sum of which was 2.08%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

On April 29, 2011, Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $100.0 million. This agreement was amended in February 2013 and the maturity extended to April 2014 with an option for a one year extension and the revolver commitment was reduced to $50.0 million. As of September 30, 2013, we had the full $50.0 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.25%. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of September 30, 2013 were in the aggregate amount of $547.0 million and mature between 2015 and 2038. The senior mortgages require average monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The interest rates, per the provisions of the senior mortgages, range between 4.90% and 5.75%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At September 30, 2013, we had the full $25.0 million available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement was amended in February 2013 and the maturity extended to April 2015. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of September 30, 2013 was $258.3 million with the final maturities between February 2014 and July 2020.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus a margin between 0.90% and 2.63%. At September 30, 2013, the applicable LIBOR was between 0.18% and 0.19% and applicable margins were between 0.90% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 6.14% based on current margins. Additionally, $77.4 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

On December 31, 2009, a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that was used to fund cargo van and pickup acquisitions for the past two years. This term note was amended on August 26, 2011. The amount of the term note was increased to $95.0 million. On December 22, 2011, we entered into another term loan for $20.0 million. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At September 30, 2013, the outstanding balance was $115.0 million.

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

The 2007 Box Truck Note has a fixed interest rate of 5.56% with an expected final maturity of February 2014. At September 30, 2013, the outstanding balance was $73.1 million. The note is secured by the box trucks that were purchased and the corresponding operating cash flows associated with their operation.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At September 30, 2013, the outstanding balance was $97.5 million. The note is secured by the box trucks being purchased and the corresponding operating cash flows associated with their operation.

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

Capital Leases

We entered into capital leases for new equipment between April 2008 and September 2013, with terms of the leases between 3 and 7 years. At September 30, 2013, the balance of these leases was $371.8 million.

Other Obligations

In February 2011, the Company and US Bank, National Association (the “Trustee”) entered into the U-Haul Investors Club Indenture.  The Company and the Trustee entered into this indenture to provide for the issuance of notes  by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes”). The U-Notes are secured by various types of collateral including rental equipment and real estate.  U-Notes are issued in smaller series that vary as to principal amount, interest rate and maturity.  U-Notes are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

At September 30, 2013, the aggregate outstanding principal balance of the U-Notes issued was $39.8 million of which $6.4 million is with our insurance subsidiaries with interest rates between 3.00% and 8.00% and maturity dates between 2013 and 2043.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of September 30, 2013 for the next five years and thereafter are as follows:

	Year Ending September 30,
	2014	2015	2016	2017	2018	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$241,914	$565,402	$283,133	$116,779	$168,456	$399,435

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Interest expense	$18,055	$16,529
Capitalized interest	(128)	(94)
Amortization of transaction costs	843	1,050
Interest expense resulting from derivatives	4,348	4,628
Total interest expense	$23,118	$22,113

	Six Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Interest expense	$35,869	$32,175
Capitalized interest	(270)	(171)
Amortization of transaction costs	1,694	2,135
Interest expense resulting from derivatives	9,153	11,465
Total interest expense	$46,446	$45,604

Interest paid in cash, including payments related to derivative contracts, amounted to $22.9 million and $21.3 million for the second quarter of fiscal 2014 and 2013, respectively and $44.9 million and $42.5 million for the first six months of fiscal 2014 and 2013, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.52%	1.69%
Interest rate at the end of the quarter	1.52%	0.00%
Maximum amount outstanding during the quarter	$25,000	$48,920
Average amount outstanding during the quarter	$25,000	$26,374
Facility fees	$64	$106

	Revolving Credit Activity
	Six Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first six months	1.50%	1.71%
Interest rate at the end of the first six months	1.52%	0.00%
Maximum amount outstanding during the first six months	$25,000	$48,920
Average amount outstanding during the first six months	$24,590	$25,154
Facility fees	$156	$284

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

Original variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)

$300.0		8/16/2006	8/18/2006	8/10/2018	8/4/2006
30.0		2/9/2007	2/12/2007	2/10/2014	2/9/2007
20.0		3/8/2007	3/12/2007	3/10/2014	3/8/2007
20.0		3/8/2007	3/12/2007	3/10/2014	3/8/2007
19.3	(a)	4/8/2008	8/15/2008	6/15/2015	3/31/2008
19.0		8/27/2008	8/29/2008	7/10/2015	4/10/2008
30.0		9/24/2008	9/30/2008	9/10/2015	9/24/2008
15.0	(a)	3/24/2009	3/30/2009	3/30/2016	3/25/2009
14.7	(a)	7/6/2010	8/15/2010	7/15/2017	7/6/2010
25.0	(a)	4/26/2011	6/1/2011	6/1/2018	7/1/2011
50.0	(a)	7/29/2011	8/15/2011	8/15/2018	7/29/2011
20.0	(a)	8/3/2011	9/12/2011	9/10/2018	8/3/2011
15.1	(b)	3/27/2012	3/28/2012	3/28/2019	3/26/2012
25.0		4/13/2012	4/16/2012	4/1/2019	4/12/2012
44.3		1/11/2013	1/15/2013	12/15/2019	1/11/2013

(a) forward swap
(b) operating lease

As of September 30, 2013, the total notional amount of our variable interest rate swaps on debt and an operating lease was $411.4 million and $13.0 million, respectively.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Values as of
	September 30, 2013	March 31, 2013
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$39,875	$51,550

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	The Effect of Interest Rate Contracts on the Statements of Operations For the Six Months Ended

	September 30, 2013	September 30, 2012
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$9,153	$11,465
Gain recognized in AOCI on interest rate contracts (effective portion)	$(12,142)	$(253)
Loss reclassified from AOCI into income (effective portion)	$8,685	$10,225
Loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$468	$1,240

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At September 30, 2013, we expect to reclassify $15.1 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months. During the first six months of fiscal 2014, we reclassified $8.7 million of net losses on interest rate contracts from accumulated other comprehensive income to interest expense.

6. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2013	$(30,153)	$39,645	$(32,298)	$126	$(22,680)
Foreign currency translation	(2,205)	–	–	–	(2,205)
Unrealized net loss on investments	–	(26,752)	–	–	(26,752)
Change in fair value of cash flow hedges	–	–	(1,157)	–	(1,157)
Amounts reclassified from AOCI	–	–	8,685	–	8,685
Other comprehensive income (loss)	(2,205)	(26,752)	7,528	–	(21,429)
Balance at September 30, 2013	$(32,358)	$12,893	$(24,770)	$126	$(44,109)

7. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of September 30, 2013, we have guaranteed $110.1 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended September 30:
2014	$10,500	$72,044	$82,544
2015	2,055	48,873	50,928
2016	1,945	18,927	20,872
2017	1,825	12,204	14,029
2018	1,091	10,473	11,564
Thereafter	4,767	5,409	10,176
Total	$22,183	$167,930	$190,113

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

AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below. Management believes that the transactions described below and in the related notes were completed on terms substantially equivalent to those that would prevail in third party, arm’s-length transactions.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

SAC Holding Corporation and SAC Holding II Corporation, (collectively “SAC Holdings”) were established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements. Between 1994 and 2002, we sold real estate and various self-storage properties to SAC Holdings, resulting in significant cash flows to the Company.

Management believes that these sales to SAC Holdings provided a unique structure for the Company to earn additional moving equipment rental revenues and property management fee revenues from the SAC Holdings self-storage properties that the Company manages.

Related Party Revenue

	Quarter Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,733	$1,981
U-Haul interest income revenue from Private Mini	1,349	1,358
U-Haul management fee revenue from SAC Holdings	4,189	3,857
U-Haul management fee revenue from Private Mini	604	573
U-Haul management fee revenue from Mercury	500	472
	$8,375	$8,241

	Six Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$3,652	$4,457
U-Haul interest income revenue from Private Mini	2,686	2,703
U-Haul management fee revenue from SAC Holdings	8,263	7,686
U-Haul management fee revenue from Private Mini	1,198	1,140
U-Haul management fee revenue from Mercury	993	936
	$16,792	$16,922

During the first six months of fiscal 2014, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $13.9 million and $8.9 million from SAC Holdings during the first six months of fiscal 2014 and 2013, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2014 was $72.4 million and the aggregate notes receivable balance at September 30, 2013 was $72.0 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2017 and 2019.

During the first six months of fiscal 2014, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $2.7 million from Private Mini during the first six months of both fiscal 2014 and 2013. The largest aggregate amount outstanding during the first six months of fiscal 2014 was $65.9 million and the aggregate notes receivable balance at September 30, 2013 was $65.7 million.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $15.7 million and $14.4 million from the above mentioned entities during the first six months of fiscal 2014 and 2013, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant stockholder and director of AMERCO and an estate planning trust benefitting Shoen children have an interest in Mercury.

Related Party Costs and Expenses

	Quarter Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$655	$655
U-Haul commission expenses to SAC Holdings	14,407	12,455
U-Haul commission expenses to Private Mini	893	812
	$15,955	$13,922

	Six Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$1,310	$1,316
U-Haul commission expenses to SAC Holdings	26,927	23,389
U-Haul commission expenses to Private Mini	1,688	1,507
	$29,925	$26,212

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At September 30, 2013, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $15.8 million, expenses of $1.3 million and cash flows of $29.3 million during the first six months of fiscal 2014. Revenues and commission expenses related to the Dealer Agreements were $131.1 million and $28.6 million, respectively during the first six months of fiscal 2014.

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

We do not have the power to direct the activities that most significantly impact the economic performance of the individual operating entities which have management agreements with U-Haul. There are no fees or penalties disclosed in the management agreement for termination of the agreement. Through control of the holding entities’ assets, and its ability and history of making key decisions relating to the entity and its assets, Blackwater, and its owner, are the variable interest holder with the power to direct the activities that most significantly impact each of the individual holding entities and the individual operating entities’ performance.  As a result, we have no basis under ASC 810 to consolidate these entities.

We have not provided financial or other support during the first six months ended September 30, 2013 to any of these entities that we were not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	September 30,	March 31,
	2013	2013
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$68,772	$68,593
U-Haul notes receivable from SAC Holding	71,960	72,397
U-Haul interest receivable from SAC Holdings	4,192	14,483
U-Haul receivable from SAC Holdings	17,320	22,336
U-Haul receivable from Mercury	2,452	3,640
Other (a)	4,134	586
	$168,830	$182,035

(a) Timing difference for intercompany balances with insurance subsidiaries.

AMERCO AND CONSOLIDATED SUBSIDIARIES

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of September 30, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moivng & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$477,559	$158,650	$1,499	$–		$637,708	$5,450	$36,418	$–		$679,576
Reinsurance recoverables and trade receivables, net	–	26,977	177	–		27,154	181,521	28,560	–		237,235
Inventories, net	–	61,430	–	–		61,430	–	–	–		61,430
Prepaid expenses	11,297	43,034	798	–		55,129	–	–	–		55,129
Investments, fixed maturities and marketable equities	18,104	–	–	–		18,104	180,270	915,966	–		1,114,340
Investments, other	–	–	28,648	–		28,648	52,128	131,931	–		212,707
Deferred policy acquisition costs, net	–	–	–	–		–	–	109,303	–		109,303
Other assets	113	70,229	33,115	–		103,457	902	232	–		104,591
Related party assets	992,780	113,254	9	(935,949)	(c)	170,094	14,417	489	(16,170)	(c)	168,830
	1,499,853	473,574	64,246	(935,949)		1,101,724	434,688	1,222,899	(16,170)		2,743,141

Investment in subsidiaries	441,044	–	–	(75,586)	(b)	365,458	–	–	(365,458)	(b)	–

Property, plant and equipment, at cost:
Land	–	54,059	309,083	–		363,142	–	–	–		363,142
Buildings and improvements	–	195,531	1,118,432	–		1,313,963	–	–	–		1,313,963
Furniture and equipment	70	297,161	14,534	–		311,765	–	–	–		311,765
Rental trailers and other rental equipment	–	350,101	–	–		350,101	–	–	–		350,101
Rental trucks	–	2,330,298	–	–		2,330,298	–	–	–		2,330,298
	70	3,227,150	1,442,049	–		4,669,269	–	–	–		4,669,269
Less: Accumulated depreciation	(53)	(1,258,087)	(377,925)	–		(1,636,065)	–	–	–		(1,636,065)
Total property, plant and equipment	17	1,969,063	1,064,124	–		3,033,204	–	–	–		3,033,204
Total assets	$1,940,914	$2,442,637	$1,128,370	$(1,011,535)		$4,500,386	$434,688	$1,222,899	$(381,628)		$5,776,345

(a) Balances as of June 30, 2013
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of September 30, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$1,040	$352,916	$4,288	$–		$358,244	$–	$4,249	$–		$362,493
Notes, loans and leases payable	–	985,384	789,735	–		1,775,119	–	–	–		1,775,119
Policy benefits and losses, claims and loss expenses payable	–	381,979	–	–		381,979	323,175	409,871	–		1,115,025
Liabilities from investment contracts	–	–	–	–		–	–	570,321	–		570,321
Other policyholders' funds and liabilities	–	–	–	–		–	3,233	4,555	–		7,788
Deferred income	–	32,388	–	–		32,388	–	–	–		32,388
Deferred income taxes	476,609	–	–	–		476,609	(34,629)	9,412	–		451,392
Related party liabilities	–	478,524	471,653	(935,949)	(c)	14,228	1,774	168	(16,170)	(c)	–
Total liabilities	477,649	2,231,191	1,265,676	(935,949)		3,038,567	293,553	998,576	(16,170)		4,314,526

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–	–	–	–		–
Series B preferred stock	–	–	–	–		–	–	–	–		–
Series A common stock	–	–	–	–		–	–	–	–		–
Common stock	10,497	1	1	(2)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	441,148	121,230	147,941	(269,171)	(b)	441,148	91,120	26,271	(117,601)	(b)	440,938
Accumulated other comprehensive income (loss)	(44,109)	(57,002)	–	57,002	(b)	(44,109)	1,771	11,598	(13,369)	(b)	(44,109)
Retained earnings (deficit)	1,733,379	148,663	(285,248)	136,585	(b)	1,733,379	44,943	183,954	(228,687)	(b)	1,733,589
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	(1,446)	–	–		(1,446)	–	–	–		(1,446)
Total stockholders' equity (deficit)	1,463,265	211,446	(137,306)	(75,586)		1,461,819	141,135	224,323	(365,458)		1,461,819
Total liabilities and stockholders' equity	$1,940,914	$2,442,637	$1,128,370	$(1,011,535)		$4,500,386	$434,688	$1,222,899	$(381,628)		$5,776,345

(a) Balances as of June 30, 2013
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

(a) Balances as of December 31, 2012
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$599,657	$–	$–		$599,657	$–	$–	$(726)	(c)	$598,931
Self-storage revenues	–	45,266	306	–		45,572	–	–	–		45,572
Self-moving and self-storage products and service sales	–	65,379	–	–		65,379	–	–	–		65,379
Property management fees	–	5,292	–	–		5,292	–	–	–		5,292
Life insurance premiums	–	–	–	–		–	–	39,448	–		39,448
Property and casualty insurance premiums	–	–	–	–		–	10,867	–	–		10,867
Net investment and interest income	1,277	2,025	72	–		3,374	2,463	14,255	(132)	(b)	19,960
Other revenue	–	54,630	25,425	(27,130)	(b)	52,925	–	970	(2,853)	(b)	51,042
Total revenues	1,277	772,249	25,803	(27,130)		772,199	13,330	54,673	(3,711)		836,491

Costs and expenses:
Operating expenses	2,064	366,287	2,888	(27,130)	(b)	344,109	4,419	5,582	(3,570)	(b,c)	350,540
Commission expenses	–	78,378	–	–		78,378	–	–	–		78,378
Cost of sales	–	34,532	–	–		34,532	–	–	–		34,532
Benefits and losses	–	–	–	–		–	2,500	35,492	–		37,992
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	6,057	–		6,057
Lease expense	23	25,837	3	–		25,863	–	–	(45)	(b)	25,818
Depreciation, net of (gains) losses on disposals	2	58,735	4,471	–		63,208	–	–	–		63,208
Total costs and expenses	2,089	563,769	7,362	(27,130)		546,090	6,919	47,131	(3,615)		596,525

Earnings (loss) from operations before equity in earnings of subsidiaries	(812)	208,480	18,441	–		226,109	6,411	7,542	(96)		239,966

Equity in earnings of subsidiaries	125,151	–	–	(116,076)	(d)	9,075	–	–	(9,075)	(d)	–

Earnings from operations	124,339	208,480	18,441	(116,076)		235,184	6,411	7,542	(9,171)		239,966
Interest income (expense)	21,177	(27,027)	(17,364)	–		(23,214)	–	–	96	(b)	(23,118)
Pretax earnings	145,516	181,453	1,077	(116,076)		211,970	6,411	7,542	(9,075)		216,848
Income tax expense	(7,525)	(66,042)	(412)	–		(73,979)	(2,243)	(2,635)	–		(78,857)
Earnings available to common shareholders	$137,991	$115,411	$665	$(116,076)		$137,991	$4,168	$4,907	$(9,075)		$137,991

(a) Balances for the quarter ended June 30, 2013
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2012 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$538,767	$–	$–		$538,767	$–	$–	$(406)	(c)	$538,361
Self-storage revenues	–	37,698	280	–		37,978	–	–	–		37,978
Self-moving and self-storage products and service sales	–	61,730	–	–		61,730	–	–	–		61,730
Property management fees	–	4,902	–	–		4,902	–	–	–		4,902
Life insurance premiums	–	–	–	–		–	–	47,667	–		47,667
Property and casualty insurance premiums	–	–	–	–		–	8,947	–	–		8,947
Net investment and interest income	1,339	2,317	244	–		3,900	2,266	9,799	(112)	(b)	15,853
Other revenue	–	29,889	21,616	(23,213)	(b)	28,292	–	758	(371)	(b)	28,679
Total revenues	1,339	675,303	22,140	(23,213)		675,569	11,213	58,224	(889)		744,117

Costs and expenses:
Operating expenses	5,285	315,267	2,336	(23,213)	(b)	299,675	4,482	6,831	(774)	(b,c)	310,214
Commission expenses	–	68,564	–	–		68,564	–	–	–		68,564
Cost of sales	–	30,912	–	–		30,912	–	–	–		30,912
Benefits and losses	–	–	–	–		–	4,389	44,083	–		48,472
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	3,088	–		3,088
Lease expense	22	29,609	6	–		29,637	–	–	(46)	(b)	29,591
Depreciation, net of (gains) losses on disposals	2	55,560	3,392	–		58,954	–	–	–		58,954
Total costs and expenses	5,309	499,912	5,734	(23,213)		487,742	8,871	54,002	(820)		549,795

Earnings (loss) from operations before equity in earnings of subsidiaries	(3,970)	175,391	16,406	–		187,827	2,342	4,222	(69)		194,322

Equity in earnings of subsidiaries	97,509	–	–	(92,824)	(d)	4,685	–	–	(4,685)	(d)	–

Earnings from operations	93,539	175,391	16,406	(92,824)		192,512	2,342	4,222	(4,754)		194,322
Interest income (expense)	23,181	(30,965)	(14,398)	–		(22,182)	–	–	69	(b)	(22,113)
Pretax earnings	116,720	144,426	2,008	(92,824)		170,330	2,342	4,222	(4,685)		172,209
Income tax expense	(7,300)	(52,844)	(766)	–		(60,910)	(819)	(1,060)	–		(62,789)
Earnings available to common shareholders	$109,420	$91,582	$1,242	$(92,824)		$109,420	$1,523	$3,162	$(4,685)		$109,420

(a) Balances for the quarter ended June 30, 2012
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,121,740	$–	$–		$1,121,740	$–	$–	$(1,160)	(c)	$1,120,580
Self-storage revenues	–	87,088	583	–		87,671	–	–	–		87,671
Self-moving and self-storage products and service sales	–	136,070	–	–		136,070	–	–	–		136,070
Property management fees	–	10,453	–	–		10,453	–	–	–		10,453
Life insurance premiums	–	–	–	–		–	–	80,510	–		80,510
Property and casualty insurance premiums	–	–	–	–		–	18,833	–	–		18,833
Net investment and interest income	2,515	4,195	73	–		6,783	4,940	27,477	(251)	(b)	38,949
Other revenue	–	97,160	49,994	(53,269)	(b)	93,885	–	1,465	(5,094)	(b)	90,256
Total revenues	2,515	1,456,706	50,650	(53,269)		1,456,602	23,773	109,452	(6,505)		1,583,322

Costs and expenses:
Operating expenses	4,285	689,294	5,510	(53,269)	(b)	645,820	8,515	11,942	(6,236)	(b,c)	660,041
Commission expenses	–	147,005	–	–		147,005	–	–	–		147,005
Cost of sales	–	70,102	–	–		70,102	–	–	–		70,102
Benefits and losses	–	–	–	–		–	4,457	76,168	–		80,625
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	9,740	–		9,740
Lease expense	46	52,835	35	–		52,916	–	–	(91)	(b)	52,825
Depreciation, net of (gains) losses on disposals	3	112,901	7,738	–		120,642	–	–	–		120,642
Total costs and expenses	4,334	1,072,137	13,283	(53,269)		1,036,485	12,972	97,850	(6,327)		1,140,980

Earnings (loss) from operations before equity in earnings of subsidiaries	(1,819)	384,569	37,367	–		420,117	10,801	11,602	(178)		442,342

Equity in earnings of subsidiaries	224,946	–	–	(210,363)	(d)	14,583	–	–	(14,583)	(d)	–

Earnings from operations	223,127	384,569	37,367	(210,363)		434,700	10,801	11,602	(14,761)		442,342
Interest income (expense)	43,109	(57,071)	(32,662)	–		(46,624)	–	–	178	(b)	(46,446)
Pretax earnings	266,236	327,498	4,705	(210,363)		388,076	10,801	11,602	(14,583)		395,896
Income tax expense	(15,277)	(120,038)	(1,802)	–		(137,117)	(3,780)	(4,040)	–		(144,937)
Earnings available to common shareholders	$250,959	$207,460	$2,903	$(210,363)		$250,959	$7,021	$7,562	$(14,583)		$250,959

(a) Balances for the six months ended June 30, 2013
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2012 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,006,082	$–	$–		$1,006,082	$–	$–	$(727)	(c)	$1,005,355
Self-storage revenues	–	72,150	564	–		72,714	–	–	–		72,714
Self-moving and self-storage products and service sales	–	128,908	–	–		128,908	–	–	–		128,908
Property management fees	–	9,762	–	–		9,762	–	–	–		9,762
Life insurance premiums	–	–	–	–		–	–	94,093	–		94,093
Property and casualty insurance premiums	–	–	–	–		–	16,190	–	–		16,190
Net investment and interest income	2,592	4,005	438	–		7,035	4,466	19,069	(200)	(b)	30,370
Other revenue	81	57,056	42,701	(45,921)	(b)	53,917	–	1,204	(720)	(b)	54,401
Total revenues	2,673	1,277,963	43,703	(45,921)		1,278,418	20,656	114,366	(1,647)		1,411,793

Costs and expenses:
Operating expenses	8,747	605,578	4,876	(45,921)	(b)	573,280	7,772	13,986	(1,431)	(b,c)	593,607
Commission expenses	–	129,671	–	–		129,671	–	–	–		129,671
Cost of sales	–	63,139	–	–		63,139	–	–	–		63,139
Benefits and losses	–	–	–	–		–	7,955	88,855	–		96,810
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	5,899	–		5,899
Lease expense	46	62,406	11	–		62,463	–	–	(76)	(b)	62,387
Depreciation, net of (gains) losses on disposals	3	107,880	7,196	–		115,079	–	–	–		115,079
Total costs and expenses	8,796	968,674	12,083	(45,921)		943,632	15,727	108,740	(1,507)		1,066,592

Earnings (loss) from operations before equity in earnings of subsidiaries	(6,123)	309,289	31,620	–		334,786	4,929	5,626	(140)		345,201

Equity in earnings of subsidiaries	164,124	–	–	(156,857)	(d)	7,267	–	–	(7,267)	(d)	–

Earnings from operations	158,001	309,289	31,620	(156,857)		342,053	4,929	5,626	(7,407)		345,201
Interest income (expense)	47,841	(65,119)	(28,466)	–		(45,744)	–	–	140	(b)	(45,604)
Pretax earnings	205,842	244,170	3,154	(156,857)		296,309	4,929	5,626	(7,267)		299,597
Income tax expense	(15,853)	(89,257)	(1,210)	–		(106,320)	(1,725)	(1,563)	–		(109,608)
Earnings available to common shareholders	$189,989	$154,913	$1,944	$(156,857)		$189,989	$3,204	$4,063	$(7,267)		$189,989

(a) Balances for the six months ended June 30, 2012
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$250,959	$207,460	$2,903	$(210,363)		$250,959	$7,021	$7,562	$(14,583)		$250,959
Earnings from consolidated entities	(224,946)	–	–	210,363		(14,583)	–	–	14,583		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	3	133,101	8,414	–		141,518	–	–	–		141,518
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	9,740	–		9,740
Change in allowance for losses on trade receivables	–	(6)	–	–		(6)	–	–	–		(6)
Change in allowance for inventory reserve	–	716	–	–		716	–	–	–		716
Net gain on sale of real and personal property	–	(20,200)	(676)	–		(20,876)	–	–	–		(20,876)
Net gain on sale of investments	(42)	–	–	–		(42)	(267)	(3,751)	–		(4,060)
Deferred income taxes	58,672	–	–	–		58,672	3,118	2,157	–		63,947
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	16,288	(177)	–		16,111	4,489	3,961	–		24,561
Inventories	–	(5,750)	–	–		(5,750)	–	–	–		(5,750)
Prepaid expenses	11,178	(8,077)	(778)	–		2,323	–	–	–		2,323
Capitalization of deferred policy acquisition costs	–	–	–	–		–	–	(16,289)	–		(16,289)
Other assets	5	(378)	(4,232)	–		(4,605)	309	(74)	–		(4,370)
Related party assets	551	13,534	–	–		14,085	(5,584)	–	149	(b)	8,650
Accounts payable and accrued expenses	3,699	18,288	(92)	–		21,895	–	2,971	–		24,866
Policy benefits and losses, claims and loss expenses payable	–	1,487	–	–		1,487	(7,009)	5,831	–		309
Other policyholders' funds and liabilities	–	–	–	–		–	76	418	–		494
Deferred income	–	2,191	–	–		2,191	–	–	–		2,191
Related party liabilities	–	460	4,292	–		4,752	(57)	(71)	(149)	(b)	4,475
Net cash provided (used) by operating activities	100,079	359,114	9,654	–		468,847	2,096	12,455	–		483,398

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	–	(295,231)	(162,440)	–		(457,671)	–	–	–		(457,671)
Short term investments	–	–	–	–		–	(27,972)	(126,731)	–		(154,703)
Fixed maturities investments	–	–	–	–		–	(39,655)	(134,938)	–		(174,593)
Equity securities	–	–	–	–		–	(388)	–	–		(388)
Preferred stock	–	–	–	–		–	(635)	–	–		(635)
Real estate	–	–	–	–		–	–	(252)	–		(252)
Mortgage loans	–	(1,580)	(12,738)	2,514	(b)	(11,804)	–	(14,009)	11,553	(b)	(14,260)
Proceeds from sales and paydown's of:
Property, plant and equipment	–	175,302	1,151	–		176,453	–	–	–		176,453
Short term investments	–	–	–	–		–	39,072	123,508	–		162,580
Fixed maturities investments	–	–	–	–		–	11,936	81,114	–		93,050
Equity securities	6,415	–	–	–		6,415	388	–	–		6,803
Preferred stock	–	–	–	–		–	4,504	1,500	–		6,004
Real estate	–	–	–	–		–	–	–	–		–
Mortgage loans	–	1,680	34,643	(2,514)	(b)	33,809	1,984	12,175	(11,553)	(b)	36,415
Net cash provided (used) by investing activities	6,415	(119,829)	(139,384)	–		(252,798)	(10,766)	(57,633)	–		(321,197)
(a) Balance for the six months ended June 30, 2013	(page 1 of 2)
(b) Elimination of intercompany investments

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2013 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	–	64,124	73,917	–	138,041	–	–	–	138,041
Principal repayments on credit facilities	–	(58,684)	(64,261)	–	(122,945)	–	–	–	(122,945)
Debt issuance costs	–	(178)	(55)	–	(233)	–	–	–	(233)
Capital lease payments	–	(21,425)	–	–	(21,425)	–	–	–	(21,425)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	260	–	–	260	–	–	–	260
Proceeds from (repayment of) intercompany loans	43,946	(164,059)	120,113	–	–	–	–	–	–
Securitization deposits	–	–	–	–	–	–	–	–	–
Investment contract deposits	–	–	–	–	–	–	74,253	–	74,253
Investment contract withdrawals	–	–	–	–	–	–	(14,721)	–	(14,721)
Net cash provided (used) by financing activities	43,946	(179,962)	129,714	–	(6,302)	–	59,532	–	53,230

Effects of exchange rate on cash	–	401	–	–	401	–	–	–	401

Increase (decrease) in cash and cash equivalents	150,440	59,724	(16)	–	210,148	(8,670)	14,354	–	215,832
Cash and cash equivalents at beginning of period	327,119	98,926	1,515	–	427,560	14,120	22,064	–	463,744
Cash and cash equivalents at end of period	$477,559	$158,650	$1,499	$–	$637,708	$5,450	$36,418	$–	$679,576
	(page 2 of 2)
(a) Balance for the six months ended June 30, 2013

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$189,989	$154,913	$1,944	$(156,857)	$189,989	$3,204	$4,063	$(7,267)		$189,989
Earnings from consolidated entities	(164,124)	–	–	156,857	(7,267)	–	–	7,267		–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	3	120,651	7,473	–	128,127	–	–	–		128,127
Amortization of deferred policy acquisition costs	–	–	–	–	–	–	5,899	–		5,899
Change in allowance for losses on trade receivables	–	(3)	–	–	(3)	–	–	–		(3)
Change in allowance for inventory reserve	–	1,705	–	–	1,705	–	–	–		1,705
Net gain on sale of real and personal property	–	(12,771)	(277)	–	(13,048)	–	–	–		(13,048)
Net (gain) loss on sale of investments	–	–	–	–	–	(16)	254	–		238
Deferred income taxes	27,899	–	–	–	27,899	584	(3,557)	–		24,926
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	(11,281)	–	–	(11,281)	44,699	(2)	–		33,416
Inventories	–	(1,629)	–	–	(1,629)	–	–	–		(1,629)
Prepaid expenses	7,558	(6,910)	(226)	–	422	–	–	–		422
Capitalization of deferred policy acquisition costs	–	–	–	–	–	–	(24,489)	–		(24,489)
Other assets	3	20,161	(1,284)	–	18,880	914	(24)	–		19,770
Related party assets	12	143,163	–	–	143,175	(1,748)	(28)	840	(b)	142,239
Accounts payable and accrued expenses	2,045	31,336	466	–	33,847	–	11,565	–		45,412
Policy benefits and losses, claims and loss expenses payable	–	11,972	–	–	11,972	(47,835)	18,450	–		(17,413)
Other policyholders' funds and liabilities	–	–	–	–	–	(310)	4,440	–		4,130
Deferred income	–	(671)	–	–	(671)	–	–	–		(671)
Related party liabilities	–	967	–	–	967	245	43	(840)	(b)	415
Net cash provided (used) by operating activities	63,385	451,603	8,096	–	523,084	(263)	16,614	–		539,435

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2)	(240,045)	(40,939)	–	(280,986)	–	–	–		(280,986)
Short term investments	–	–	–	–	–	(37,553)	(113,434)	–		(150,987)
Fixed maturities investments	–	–	–	–	–	(10,316)	(169,625)	–		(179,941)
Equity securities	–	–	–	–	–	(26)	–	–		(26)
Preferred stock	–	–	–	–	–	(1,200)	–	–		(1,200)
Real estate	–	–	–	–	–	–	(792)	–		(792)
Mortgage loans	–	(5,016)	(30,787)	–	(35,803)	(1,821)	(13,204)	–		(50,828)
Proceeds from sales and paydown's of:
Property, plant and equipment	–	132,204	393	–	132,597	–	–	–		132,597
Short term investments	–	–	–	–	–	22,174	132,403	–		154,577
Fixed maturities investments	–	–	–	–	–	23,662	28,924	–		52,586
Preferred stock	–	–	–	–	–	1,453	–	–		1,453
Real estate	–	–	586	–	586	–	4	–		590
Mortgage loans	–	8,029	1,073	–	9,102	939	2,659	–		12,700
Net cash provided (used) by investing activities	(2)	(104,828)	(69,674)	–	(174,504)	(2,688)	(133,065)	–		(310,257)
	(page 1 of 2)
(a) Balance for the six months ended June 30, 2012
(b) Elimination of intercompany investments

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2012 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	–	27,147	61,700	–	88,847	–	–	–	88,847
Principal repayments on credit facilities	–	(110,799)	(60,697)	–	(171,496)	–	–	–	(171,496)
Debt issuance costs	–	(20)	(990)	–	(1,010)	–	–	–	(1,010)
Capital lease payments	–	(9,883)	–	–	(9,883)	–	–	–	(9,883)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	316	–	–	316	–	–	–	316
Proceeds from (repayment of) intercompany loans	163,363	(225,651)	62,288	–	–	–	–	–	–
Securitization deposits	–	(1,729)	–	–	(1,729)	–	–	–	(1,729)
Net contribution from (to) related party	(1,500)	–	–	–	(1,500)	1,500	–	–	–
Investment contract deposits	–	–	–	–	–	–	169,933	–	169,933
Investment contract withdrawals	–	–	–	–	–	–	(15,275)	–	(15,275)
Net cash provided (used) by financing activities	161,863	(320,619)	62,301	–	(96,455)	1,500	154,658	–	59,703

Effects of exchange rate on cash	–	(240)	–	–	(240)	–	–	–	(240)

Increase (decrease) in cash and cash equivalents	225,246	25,916	723	–	251,885	(1,451)	38,207	–	288,641
Cash and cash equivalents at beginning of period	201,502	106,951	775	–	309,228	22,542	25,410	–	357,180
Cash and cash equivalents at end of period	$426,748	$132,867	$1,498	$–	$561,113	$21,091	$63,617	$–	$645,821
	(page 2 of 2)
(a) Balance for the six months ended June 30, 2012

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

11. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended September 30, 2013
Total revenues	$786,721	$49,770	$836,491
Depreciation and amortization, net of (gains) losses on disposals	67,355	1,910	69,265
Interest expense	22,977	141	23,118
Pretax earnings	207,480	9,368	216,848
Income tax expense	76,374	2,483	78,857
Identifiable assets	5,626,460	149,885	5,776,345

Quarter ended September 30, 2012
Total revenues	$695,622	$48,495	$744,117
Depreciation and amortization, net of (gains) losses on disposals	59,972	2,070	62,042
Interest expense	21,961	152	22,113
Pretax earnings	162,693	9,516	172,209
Income tax expense	60,267	2,522	62,789
Identifiable assets	4,984,218	152,746	5,136,964

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six months ended September 30, 2013
Total revenues	$1,490,684	$92,638	$1,583,322
Depreciation and amortization, net of (gains) losses on disposals	126,525	3,857	130,382
Interest expense	46,163	283	46,446
Pretax earnings	379,236	16,660	395,896
Income tax expense	140,522	4,415	144,937
Identifiable assets	5,626,460	149,885	5,776,345

Six months ended September 30, 2012
Total revenues	$1,321,805	$89,988	$1,411,793
Depreciation and amortization, net of (gains) losses on disposals	116,935	4,043	120,978
Interest expense	45,300	304	45,604
Pretax earnings	282,077	17,520	299,597
Income tax expense	104,965	4,643	109,608
Identifiable assets	4,984,218	152,746	5,136,964

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$181	$156
Interest cost on accumulated postretirement benefit	141	138
Other components	5	1
Net periodic postretirement benefit cost	$327	$295

	Six Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$362	$311
Interest cost on accumulated postretirement benefit	282	277
Other components	10	2
Net periodic postretirement benefit cost	$654	$590

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at September 30, 2013, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$628,725	$628,725	$–	$–
Fixed maturities - available for sale	1,057,763	961,045	95,573	1,145
Preferred stock	18,449	18,449	–	–
Common stock	38,128	38,128	–	–
Derivatives	1,970	–	1,970	–
Total	$1,745,035	$1,646,347	$97,543	$1,145

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	39,875	–	39,875	–
Total	$39,875	$–	$39,875	$–

The following table represents the fair value measurements for our assets at September 30, 2013 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2013	$1,180

Fixed Maturities - Asset Backed Securities - redemption	(59)
Fixed Maturities - Asset Backed Securities - gain (unrealized)	24
Balance at September 30, 2013	$1,145

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

14. Subsequent Events

On October 8, 2013, various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. entered into a real estate loan for $100 million. This loan matures in October 2016, with an option to extend for four more years. This loan is secured by certain properties owned by the borrowers. The interest rate for this loan is the applicable LIBOR plus an applicable margin of 2.50%.

On October 4, 2013, various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. entered into a real estate loan for $50 million. This loan matures in October 2033 and is secured by certain properties owned by the borrowers. The interest rate for this loan is fixed at 5.12%.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2014, compared with the second quarter and first six months of fiscal 2013, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2014.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage rooms and portable storage pods available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our growing eMove® capabilities.

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

Moving and Storage Operating Segment

Our Moving and Storage operating segment consists of the rental of trucks, trailers, portable moving and storage pods, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

eMove is an online marketplace that connects consumers to independent Moving Help® service providers and thousands of independent U-Haul Self-Storage Affiliates. Our network of customer rated affiliates and service providers furnish, pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

Since 1945, U-Haul has incorporated sustainable practices into its everyday operations. We believe that our basic business premise of equipment sharing helps reduce greenhouse gas emissions and reduces the need for total large capacity vehicles. We continue to look for ways to reduce waste within our business and are dedicated to manufacturing reusable components and recyclable products. We believe that our commitment to sustainability, through our products and services and everyday operations, has helped us to reduce our impact on the environment.

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

Management determined that additions to the fleet resulting from purchases should be depreciated on an accelerated method based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively, and then reduced on a straight line basis to a salvage value of 20% by the end of year fifteen. Beginning in October 2012, rental equipment subject to this depreciation schedule is being depreciated to a salvage vale of 15%. This change had an immaterial effect on our current financial statements. Comparatively, a standard straight line approach would reduce the book value by approximately 5.7% per year over the life of the truck. For the affected equipment, the accelerated depreciation was $13.4 million and $14.8 million greater than what it would have been if calculated under a straight line approach for the second quarter of fiscal 2014 and 2013, respectively and $26.9 million and $29.6 million for the first six months of fiscal 2014 and 2013, respectively.

Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including, but not limited to, the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and the depreciation rates with respect to the vehicle. We typically sell our used vehicles at our sales centers throughout North America, on our web site at uhaul.com/trucksales or by phone at 866-404-0355. Additionally, we sell a large portion of our pickup and cargo van fleet at automobile dealer auctions.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including, but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the second quarter or for the first six months of fiscal 2014 and 2013.

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

Subsequent Events

Our management has evaluated subsequent events occurring after September 30, 2013, the date of our most recent balance sheet, through the date our financial statements were issued. We entered into two new real estate loans, please see note 14, Subsequent Events of the Notes to Condensed Consolidated Financial Statements for a discussion of borrowings entered into after September 30, 2013. Other than these new borrowings, we do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2013 compared with the Quarter Ended September 30, 2012

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2014 and the second quarter of fiscal 2013:

	Quarter Ended September 30,
	2013	2012
	(Unaudited)
	(in thousands)
Self-moving equipment rentals	$598,931	$538,361
Self-storage revenues	45,572	37,978
Self-moving and self-storage products and service sales	65,379	61,730
Property management fees	5,292	4,902
Life insurance premiums	39,448	47,667
Property and casualty insurance premiums	10,867	8,947
Net investment and interest income	19,960	15,853
Other revenue	51,042	28,679
Consolidated revenue	$836,491	$744,117

Self-moving equipment rental revenues increased $60.6 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013.  The improvement in revenue was recognized across both our truck and trailer fleets and largely was generated from increased transaction volume.  Continued expansion of the rental fleet, incremental improvement in utilization and additional retail locations are enabling us to serve more customers.

Self-storage revenues increased $7.6 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013 with the average monthly amount of occupied square feet increasing by nearly 19%.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 2.2 million net rentable square feet to the self-storage portfolio.

Sales of self-moving and self-storage products and services increased $3.6 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013.  Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Life insurance premiums decreased $8.2 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013 due primarily to reduced life insurance premiums and Medicare supplement premiums.

Property and casualty insurance premiums increased $1.9 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013 due to an increase in Safestor sales which were a result of increased rental transactions.

Net investment and interest income increased $4.1 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013. The Life Insurance operating segment recognized increased investment income due to a larger invested asset base and realized gains compared to the same period last year.

Other revenue increased $22.4 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $836.5 million for the second quarter of fiscal 2014, compared with $744.1 million for the second quarter of fiscal 2013.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2014 and the second quarter of fiscal 2013. The insurance companies second quarters ended June 30, 2013 and 2012.

	Quarter Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$772,199	$675,569
Earnings from operations before equity in earnings of subsidiaries	226,109	187,827
Property and casualty insurance
Revenues	13,330	11,213
Earnings from operations	6,411	2,342
Life insurance
Revenues	54,673	58,224
Earnings from operations	7,542	4,222
Eliminations
Revenues	(3,711)	(889)
Earnings from operations before equity in earnings of subsidiaries	(96)	(69)
Consolidated results
Revenues	836,491	744,117
Earnings from operations	239,966	194,322

Total costs and expenses increased $46.7 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013.  Operating expenses for the Moving and Storage operating segment increased $44.4 million with a significant portion of this coming from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense, net, increased $4.3 million while lease expense decreased $3.8 million as a result of the Company’s shift in financing new equipment on the balance sheet rather than through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $240.0 million for the second quarter of fiscal 2014, compared with $194.3 million for the second quarter of fiscal 2013.

Interest expense for the second quarter of fiscal 2014 was $23.1 million, compared with $22.1 million for the second quarter of fiscal 2013 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

Income tax expense was $78.9 million for the second quarter of fiscal 2014, compared with $62.8 million for the second quarter of fiscal 2013.

As a result of the above mentioned items, earnings available to common shareholders were $138.0 million for the second quarter of fiscal 2014, compared with $109.4 million for the second quarter of fiscal 2013.

Basic and diluted earnings per share for the second quarter of fiscal 2014 were $7.06, compared with $5.61 for the second quarter of fiscal 2013.

The weighted average common shares outstanding basic and diluted were 19,554,633 for the second quarter of fiscal 2014, compared with 19,512,550 for the second quarter of fiscal 2013.

Moving and Storage

Quarter Ended September 30, 2013 compared with the Quarter Ended September 30, 2012

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the second quarter of fiscal 2014 and the second quarter of fiscal 2013:

	Quarter Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$599,657	$538,767
Self-storage revenues	45,572	37,978
Self-moving and self-storage products and service sales	65,379	61,730
Property management fees	5,292	4,902
Net investment and interest income	3,374	3,900
Other revenue	52,925	28,292
Moving and Storage revenue	$772,199	$675,569

Self-moving equipment rental revenues increased $60.9 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013.  The improvement in revenue was recognized across both our truck and trailer fleets and largely was generated from increased transaction volume.  Continued expansion of the rental fleet, incremental improvement in utilization and additional retail locations are enabling us to serve more customers.

Self-storage revenues increased $7.6 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013, with the average monthly amount of occupied square feet increasing by nearly 19%.  The growth in revenues and occupancy comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio.  Over the last twelve months we have added approximately 2.2 million net rentable square feet to the self-storage portfolio.

Sales of self-moving and self-storage products and services increased $3.6 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013.  Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Net investment and interest income decreased $0.5 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013. Interest income related to the SAC Holdings notes decreased compared to the same period last year.  In June 2013, SAC Holdings made a $10.4 million payment to AMERCO reducing its total outstanding obligations to the Company.

Other revenue increased $24.6 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	197	176
Square footage as of September 30	17,044	14,894
Average monthly number of rooms occupied	162	141
Average monthly occupancy rate based on room count	82.5%	81.1%
Average monthly square footage occupied	14,311	12,017

Total costs and expenses increased $58.3 million during the second quarter of fiscal 2014, compared with the second quarter of fiscal 2013. Operating expenses increased $44.4 million with a significant portion of this coming from spending on personnel, rental equipment maintenance as well as from operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $8.0 million and gains from the disposal property, plant and equipment increased $3.8 million. This resulted in a $4.3 million increase in depreciation expense, net. Conversely, lease expense decreased $3.8 million as a result of the Company’s continued trend in financing new equipment on the balance sheet rather than through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $226.1 million for the second quarter of fiscal 2014, compared with $187.8 million for the second quarter of fiscal 2013.

Equity in the earnings of AMERCO’s insurance subsidiaries was $9.1 million and $4.7 million for the second quarter of fiscal 2014 and 2013, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $235.2 million for the second quarter of fiscal 2014, compared with $192.5 million for the second quarter of fiscal 2013.

Property and Casualty Insurance

Quarter Ended June 30, 2013 compared with the Quarter Ended June 30, 2012

Net premiums were $10.9 million and $8.9 million for the second quarters ended June 30, 2013 and 2012, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same time period and sales of non U-Haul Safestor.

Net investment income was $2.5 million and $2.3 million for the second quarters ended June 30, 2013 and 2012, respectively.

Net operating expenses were $4.4 million and $4.5 million for the second quarters ended June 30, 2013 and 2012, respectively.

Benefits and losses incurred were $2.5 million and $4.4 million for the second quarters ended June 30, 2013 and 2012, respectively. The decrease was a result of a $0.6 million decrease in primary workers compensation due to no further adverse developments and a $1.3 million decrease in additional liability reserves.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $6.4 million and $2.3 million for the second quarters ended June 30, 2013 and 2012, respectively.

Life Insurance

Quarter Ended June 30, 2013 compared with the Quarter Ended June 30, 2012

Net premiums were $39.4 million and $47.7 million for the second quarters ended June 30, 2013 and 2012, respectively. Medicare Supplement premiums decreased $2.9 million due to a reduction of the in force business. Life premiums decreased $4.0 million from the reduced sales of single premium whole life insurance and a prior year one-time increase caused by the recapture of a block of business.  A portion of our new business consists of deferred annuity policies with the sales of these products accounted for as deposits on the balance sheet instead of as premium income. Annuity deposits for the quarter were $33.6 million, a decrease of $93.9 million compared with the same period last year.

Net investment income was $14.3 million and $9.8 million for the second quarters ended June 30, 2013 and 2012, respectively. There was an increase of $3.1 million of investment income due to a larger invested asset base and an increase in realized gains of $1.4 million compared with the same period last year.

Net operating expenses were $5.6 million and $6.8 million for the second quarters ended June 30, 2013 and 2012, respectively. The variance was due to a reduction in Medicare supplement, single premium life and the immediate annuity commissions resulting from a lower Medicare supplement policy base and decreased sales. General administrative expenses and premiums taxes also decreased.

Benefits and losses incurred were $35.5 million and $44.1 million for the second quarter ended June 30, 2013 and 2012, respectively. Life and immediate annuity benefits decreased $5.9 million primarily due to a reduction in reserves from reduced sales and a prior year one-time reserve increase caused by the recapture of pre-need block of business. Medicare supplement incurred benefits decreased by $4.5 million from a reduction of policies in force and an improved benefit ratio; offset by a $1.2 million increase in interest credited to policyholders associated with the additional deferred annuity deposits.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired was $6.1 million and $3.1 million for the second quarters ended June 30, 2013 and 2012, respectively. The variance is a result of increased amortization of annuity DAC and SIA from the growth of the in force business combined with accelerated amortization resulting from the investment gains recognized during the quarter along with charges associated with legacy annuity and Medicare supplement business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.5 million and $4.2 million for the second quarters ended June 30, 2013 and 2012, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2013 compared with the Six Months Ended September 30, 2012

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2014 and the first six months of fiscal 2013:

	Six Months Ended September 30,
	2013	2012
	(Unaudited)
	(in thousands)
Self-moving equipment rentals	$1,120,580	$1,005,355
Self-storage revenues	87,671	72,714
Self-moving and self-storage products and service sales	136,070	128,908
Property management fees	10,453	9,762
Life insurance premiums	80,510	94,093
Property and casualty insurance premiums	18,833	16,190
Net investment and interest income	38,949	30,370
Other revenue	90,256	54,401
Consolidated revenue	$1,583,322	$1,411,793

Self-moving equipment rental revenues increased $115.2 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013.  The revenue growth was primarily due to the increases in In-Town and one-way moving transactions for both our truck and trailer rental fleets.  Continued expansion of the rental fleet, incremental improvement in utilization and additional retail locations are enabling us to serve more customers.

Self-storage revenues increased $15.0 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013. Average monthly occupancy during the first six months of fiscal 2014 increased by 2.3 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations, as well as the acquisition of new facilities.  Over the last twelve months, we have added approximately 2.2 million net rentable square feet with 1.0 million of that being added during the first six months of fiscal 2014.

Sales of self-moving and self-storage products and services increased $7.2 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Life insurance premiums decreased $13.6 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013, primarily attributable to decreases in life insurance premiums and Medicare supplement premiums.

Property and casualty insurance premiums increased $2.6 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013, primarily from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Net investment and interest income increased $8.6 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013. The Life Insurance operating segment recognized increased investment income due to a larger invested asset base and realized gains compared to the same period last year.

Other revenue increased $35.9 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013 primarily from the expansion of new business initiatives including our U-Box program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,583.3 million for the first six months of fiscal 2014, as compared with $1,411.8 million for the first six months of fiscal 2013.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2014 and the first six months of fiscal 2013. The insurance companies’ first six months ended June 30, 2013 and 2012.

	Six Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,456,602	$1,278,418
Earnings from operations before equity in earnings of subsidiaries	420,117	334,786
Property and casualty insurance
Revenues	23,773	20,656
Earnings from operations	10,801	4,929
Life insurance
Revenues	109,452	114,366
Earnings from operations	11,602	5,626
Eliminations
Revenues	(6,505)	(1,647)
Earnings from operations before equity in earnings of subsidiaries	(178)	(140)
Consolidated results
Revenues	1,583,322	1,411,793
Earnings from operations	442,342	345,201

Total costs and expenses increased $74.4 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013. Operating expenses for the Moving and Storage operating segment increased $72.5 million primarily from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense, net, increased $5.6 million while lease expense decreased $9.6 million as a result of the Company’s shift in financing new equipment on the balance sheet rather than through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $442.3 million for the first six months of fiscal 2014, as compared with $345.2 million for the first six months of fiscal 2013.

Interest expense for the first six months of fiscal 2014 was $46.4 million, compared with $45.6 million for the first six months of fiscal 2013 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

Income tax expense was $144.9 million for the first six months of fiscal 2014, compared with $109.6 million for first six months of fiscal 2013 due to higher pretax earnings for the first six months of fiscal 2014.

Basic and diluted earnings per common share for the first six months of fiscal 2014 were $12.84, compared with $9.74 for the first six months of fiscal 2013.

The weighted average common shares outstanding basic and diluted were 19,550,128 for the first six months of fiscal 2014, compared with 19,507,456 for the first six months of fiscal 2013.

Moving and Storage

Six Months Ended September 30, 2013 compared with the Six Months Ended September 30, 2012

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2014 and the first six months of fiscal 2013:

	Six Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,121,740	$1,006,082
Self-storage revenues	87,671	72,714
Self-moving and self-storage products and service sales	136,070	128,908
Property management fees	10,453	9,762
Net investment and interest income	6,783	7,035
Other revenue	93,885	53,917
Moving and Storage revenue	$1,456,602	$1,278,418

Self-moving equipment rental revenues increased $115.7 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013. The revenue growth was primarily due to the increases in In-Town and one-way moving transactions for both our truck and trailer rental fleets.  Continued expansion of the rental fleet, incremental improvement in utilization and additional retail locations are enabling us to serve more customers.

Self-storage revenues increased $15.0 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013 due primarily to an increase in the number of rooms rented.  Average monthly occupancy during the first six months of fiscal 2014 increased by 2.3 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations as well as the acquisition of new facilities.  Over the last twelve months, we have added approximately 2.2 million net rentable square feet with 1.0 million of that during the first six months of fiscal 2014.

Sales of self-moving and self-storage products and services increased $7.2 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013.  Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Net investment and interest income decreased $0.3 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013. Interest income related to the SAC Holdings notes decreased compared to the same period last year.  In June 2013, SAC Holdings made a payment to reduce its outstanding deferred interest payable to AMERCO by $10.4 million.

Other revenue increased $40.0 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013 primarily from the expansion of new business initiatives including our U-Box program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30,
	2013	2012
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	197	176
Square footage as of September 30	17,044	14,894
Average monthly number of rooms occupied	158	136
Average monthly occupancy rate based on room count	81.3%	79.6%
Average monthly square footage occupied	13,880	11,568

Total costs and expenses increased $92.9 million during the first six months of fiscal 2014, compared with the first six months of fiscal 2013.  Operating expenses increased $72.5 million primarily coming from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense, before gains on the disposal of equipment, increased $13.4 million while gains on the disposals increased by $7.8 million. Lease expense decreased $9.5 million as a result of the Company’s continued trend in financing new equipment on the balance sheet rather than through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries increased to $420.1 million for the first six months of fiscal 2014, compared with $334.8 million for the first six months of fiscal 2013.

Equity in the earnings of AMERCO’s insurance subsidiaries was $14.6 million for the first six months of fiscal 2014, compared with $7.3 million for the first six months of fiscal 2013.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $434.7 million for the first six months of fiscal 2014, compared with $342.1 million for the first six months of fiscal 2013.

Property and Casualty Insurance

Six Months Ended June 30, 2013 compared with the Six Months Ended June 30, 2012

Net premiums were $18.8 million and $16.2 million for the six months ended June 30, 2013 and 2012, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $4.9 million and $4.5 million for the six months ended June 30, 2013 and 2012, respectively. The increase was primarily due to investment gains of $0.3 million earned on disposals in 2013.

Net operating expenses were $8.5 million and $7.8 million for the six months ended June 30, 2013 and 2012, respectively. The increase was a result of a net increase in commissions.

Benefits and losses incurred were $4.5 million and $8.0 million for the six months ended June 30, 2013 and 2012, respectively. The decrease was due to lower incurred claims primarily in the assumed reinsurance and liability programs.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $10.8 million and $4.9 million for the six months ended June 30, 2013 and 2012, respectively.

Life Insurance

Six Months Ended June 30, 2013 compared with the Six Months Ended June 30, 2012

Net premiums were $80.5 million and $94.1 million for the six months ended June 30, 2013 and 2012, respectively. Life premiums decreased $5.4 million primarily due to a reduction in premiums of single premium whole life products and a prior year one time increase driven by the recapture of previously reinsured business. Medicare supplement premiums decreased by $5.6 million compared with the prior year. Annuity deposits decreased by $92.6 million; these are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $27.5 million and $19.1 million for the six months ended June 30, 2013 and 2012, respectively. There was an increase of $6.0 million of investment income due to a larger invested asset base and a $2.4 million increase in realized gains was recognized on the sale of investments.

Net operating expenses were $11.9 million and $14.0 million for the six months ended June 30, 2013 and 2012, respectively. The variance was primarily due to commissions which declined in relation to premium reductions.  General administrative costs and premium taxes contributed to the variance as well.

Benefits and losses incurred were $76.2 million and $88.9 million for the quarter ended June 30, 2013 and 2012, respectively. A decrease of $6.0 million in life benefits was primarily a result of reduced reserves due to lower sales of single premium whole life product and a prior year one time reserve increase from the recapture of a pre-need block of business. A decrease of $2.0 million in annuity benefits is driven by a reserve decrease in single premium immediate temporary annuity products due to discontinued sales. This was partially offset by an increase in other immediate annuity rider reserve liability. Medicare supplement benefits decreased by $7.6 million due to reduced policies in force and lower benefit ratios. Increase in interest credited to policyholders was $2.7 million as a result of a larger annuity account value.

Amortization of DAC, SIA and VOBA was $9.7 million and $5.9 million for the six months ended June 30, 2013 and 2012, respectively. The variance is a result of increased amortization of annuity DAC and SIA from the growth of the in force business combined with accelerated amortization resulting from the investment gains recognized during the quarter along with charges associated with legacy annuity and Medicare supplement business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $11.6 million and $5.6 million for the six months ended June 30, 2013 and 2012, respectively.

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

At September 30, 2013, cash and cash equivalents totaled $679.6 million, compared with $463.7 million on March 31, 2013. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of September 30, 2013 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$637,708	$5,450	$36,418
Other financial assets	244,000	428,336	1,076,946
Debt obligations	1,775,119	–	–

(a) As of June 30, 2013

At September 30, 2013, our Moving and Storage operating segment had additional cash available under existing credit facilities of $75.0 million.

Net cash provided by operating activities decreased $56.0 million in the first six months of fiscal 2014 compared with fiscal 2013 primarily due to repayments of $127.3 million of the notes and interest receivables with SAC Holdings in fiscal 2013 that did not recur this year.  Excluding this amount, operating cash flows increased by $71.3 due largely to an increase in net earnings.

Net cash used in investing activities increased $10.9 million in the first six months of fiscal 2014, compared with fiscal 2013. Purchases of property, plant and equipment, which are reported net of cash from leases, increased $176.7 million. Cash from the sales of property, plant and equipment increased $43.9 million largely due to an increase in pickup and cargo van sales. The Life Insurance operating segment had a decrease in net cash used for investing of $75.5 million due to a decline in new annuity deposits.

Net cash provided by financing activities decreased $6.5 million in the first six months of fiscal 2014, as compared with fiscal 2013. Net borrowings increased by $97.8 million and were offset by an increase in capital lease payments of $11.5 million. Additionally, net annuity deposits at the Life Insurance operating segment decreased $95.1 million in the first six months of fiscal 2014 compared to the same period last year.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2014, we will reinvest in our truck and trailer rental fleet approximately $315 million, net of equipment sales excluding any lease buyouts. Through the first six months of fiscal 2014, we have invested, net of sales, approximately $215 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2014 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2014 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first six months of fiscal 2014, we invested approximately $155 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2014, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $281.2 million and $148.4 million for the first six months of fiscal 2014 and 2013, respectively. The components of our net capital expenditures are provided in the following table:

	Six Months Ending September 30,
	2013	2012
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$383,141	$331,467
Equipment lease buyouts	11,868	49,874
Purchases of real estate, construction and renovations	155,224	70,978
Other capital expenditures	27,617	21,616
Gross capital expenditures	577,850	473,935
Less: Lease proceeds	(120,179)	(192,949)
Less: Sales of property, plant and equipment	(176,453)	(132,597)
Net capital expenditures	281,218	148,389

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

Our Property and Casualty operating segment stockholder’s equity was $141.1 million and $136.9 million at June 30, 2013 and December 31, 2012, respectively. The increase resulted from net earnings of $7.0 million and a decrease in other comprehensive income of $2.8 million. Our Property and Casualty Insurance operating segment does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Our Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Our Life Insurance’s operating segment net deposits for the six months ended June 30, 2013 were $59.5 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, our Life Insurance’s operating segment funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Our Life Insurance’s operating segment stockholder’s equity was $224.3 million and $242.7 million at June 30, 2013 and December 31, 2012, respectively. The decrease resulted from net earnings of $7.6 million and a decrease in other comprehensive income of $26.0 million. Our Life Insurance operating segment does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $468.8 million and $523.1 million for the first six months of fiscal 2014 and 2013, respectively primarily due to repayments of $127.3 million of the notes and interest receivables with SAC Holdings in fiscal 2013 that did not recur this year.  Excluding this prior year repayment, operating cash flows increased $73.0 million largely due to an increase in net earnings.

Property and Casualty Insurance

Net cash provided (used) by operating activities were $2.1 million and ($0.3) million for the first six months ended June 30, 2013 and 2012, respectively. The increase in cash provided was primarily due to an increase in premium income.

Our Property and Casualty Insurance operating segment’s cash and cash equivalents and short-term investment portfolio amounted to $25.4 million and $45.2 million at June 30, 2013 and December 31, 2012, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow our Property and Casualty Insurance operating segment to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $12.5 million and $16.6 million for the first six months ended June 30, 2013 and 2012, respectively. The decrease in cash provided was attributable to the decrease in collected premiums offset by an increase in net investment income, reduced accident and health benefits and commission expense.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through our Life Insurance operating segment’s short-term portfolio. At June 30, 2013 and December 31, 2012, cash and cash equivalents and short-term investments amounted to $52.1 million and $34.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans including our working capital needs. We continue to hold significant cash and have access to existing credit facilities and additional liquidity to meet our anticipated capital expenditure requirements for investment in our rental fleet, rental equipment and self-storage expansion.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At September 30, 2013, we had cash availability under existing credit facilities of $75.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At September 30, 2013, we had $1.1 million of available-for-sale assets classified in Level 3.

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

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $110.1 million of residual values at September 30, 2013 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $257.1 million at September 30, 2013.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $15.7 million and $14.4 million from the above mentioned entities during the first six months of fiscal 2014 and 2013, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant stockholder and director of AMERCO and an estate planning trust benefitting Shoen children have an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.3 million in the first six months of both fiscal 2014 and 2013. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At September 30, 2013, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $28.6 million and $24.9 million in commissions pursuant to such dealership contracts during the first six months of fiscal 2014 and 2013, respectively.

During the first six months of fiscal 2014, subsidiaries of ours held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $3.7 million and $4.5 million, and received cash interest payments of $13.9 million and $8.9 million, from SAC Holdings during the first six months of fiscal 2014 and 2013, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2014 was $72.4 million and the aggregate notes receivable balance at September 30, 2013 was $72.0 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2017 and 2019

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $15.8 million, expenses of $1.3 million and cash flows of $29.3 million during the first six months of fiscal 2014. Revenues and commission expenses related to the Dealer Agreements were $131.1 million and $28.6 million, respectively during the first six months of fiscal 2014.

Fiscal 2014 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals. Revenue in the U-Move program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues due to unforeseen events including the continuation of adverse economic conditions or heightened competition that is beyond our control.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate

$229,166		$(36,280)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
9,625		(173)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
6,396		(132)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
6,400		(146)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
7,600	(a)	(389)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
7,522		(431)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
11,692		(771)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
6,288	(a)	(237)	3/30/2009	4/15/2016	2.24%	1 Month LIBOR
7,350	(a)	(281)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
16,563	(a)	(644)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
31,875	(a)	(680)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
13,000	(a)	(231)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
13,021	(b)	(61)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
19,688		16	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
38,250		565	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of September 30, 2013, we had $460.1 million of variable rate debt obligations and $13.7 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $0.5 million annually (after consideration of the effect of the above derivative contracts.)

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.9% and 6.4% of our revenue was generated in Canada during the first six months of fiscal 2014 and 2013, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Not applicable.

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on September 5, 2013, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date November 6, 2013	/s/ Edward J. Shoen
Edward J. Shoen President and Chairman of the Board (Duly Authorized Officer)

Date: November 6, 2013	/s/ Jason A. Berg
Jason A. Berg Chief Accounting Officer (Principal Financial Officer)