Form 10-Q
period 2013-12-31
AMERCO /NV/
filed 2014-02-05
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 1, 2014

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	December 31,	March 31,
	2013	2013
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$601,615	$463,744
Reinsurance recoverables and trade receivables, net	228,424	261,789
Inventories, net	65,258	56,396
Prepaid expenses	44,344	57,451
Investments, fixed maturities and marketable equities	1,122,121	1,095,338
Investments, other	239,348	241,765
Deferred policy acquisition costs, net	114,467	93,043
Other assets	95,395	99,986
Related party assets	170,038	182,035
	2,681,010	2,551,547
Property, plant and equipment, at cost:
Land	392,725	333,228
Buildings and improvements	1,382,182	1,197,875
Furniture and equipment	320,587	311,142
Rental trailers and other rental equipment	356,416	317,476
Rental trucks	2,426,453	2,154,688
	4,878,363	4,314,409
Less: Accumulated depreciation	(1,685,264)	(1,559,355)
Total property, plant and equipment	3,193,099	2,755,054
Total assets	$5,874,109	$5,306,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$351,796	$358,491
Notes, loans and leases payable	1,862,869	1,661,845
Policy benefits and losses, claims and loss expenses payable	1,095,610	1,115,048
Liabilities from investment contracts	596,268	510,789
Other policyholders' funds and liabilities	7,271	7,294
Deferred income	29,489	30,217
Deferred income taxes	436,384	393,658
Total liabilities	4,379,687	4,077,342

Commitments and contingencies (notes 4, 8, 9 and 10)	–	–
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of December 31 and March 31, 2013	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2013	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2013	–	–
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of December 31 and March 31, 2013	10,497	10,497
Additional paid-in capital	442,841	438,168
Accumulated other comprehensive loss	(46,192)	(22,680)
Retained earnings	1,766,242	1,482,630
Cost of common shares in treasury, net (22,377,912 shares as of December 31 and March 31, 2013)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of December 31 and March 31, 2013)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(1,316)	(1,706)
Total stockholders' equity	1,494,422	1,229,259
Total liabilities and stockholders' equity	$5,874,109	$5,306,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$436,207	$394,945
Self-storage revenues	46,120	39,111
Self-moving and self-storage products and service sales	47,045	44,491
Property management fees	7,133	6,085
Life insurance premiums	39,198	43,248
Property and casualty insurance premiums	12,219	9,816
Net investment and interest income	20,887	22,603
Other revenue	32,537	22,188
Total revenues	641,346	582,487

Costs and expenses:
Operating expenses	313,227	290,285
Commission expenses	55,573	51,130
Cost of sales	28,229	23,153
Benefits and losses	38,630	42,608
Amortization of deferred policy acquisition costs	4,457	3,391
Lease expense	24,468	27,575
Depreciation, net of (gains) on disposals of (($1,961) and ($1,831), respectively)	70,789	62,399
Total costs and expenses	535,373	500,541

Earnings from operations	105,973	81,946
Interest expense	(23,607)	(22,076)
Pretax earnings	82,366	59,870
Income tax expense	(30,145)	(23,024)
Earnings available to common stockholders	$52,221	$36,846
Basic and diluted earnings per common share	$2.67	$1.89
Weighted average common shares outstanding: Basic and diluted	19,563,663	19,523,794

Related party revenues for the third quarter of fiscal 2014 and 2013, net of eliminations, were $10.2 million and $9.4 million, respectively.

Related party costs and expenses for the third quarter of fiscal 2014 and 2013, net of eliminations, were $11.8 million and $10.4 million, respectively.

Please see Note 10, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,556,787	$1,400,300
Self-storage revenues	133,791	111,825
Self-moving and self-storage products and service sales	183,115	173,399
Property management fees	17,586	15,847
Life insurance premiums	119,708	137,341
Property and casualty insurance premiums	31,052	26,006
Net investment and interest income	59,836	52,973
Other revenue	122,793	76,589
Total revenues	2,224,668	1,994,280

Costs and expenses:
Operating expenses	973,268	883,892
Commission expenses	202,578	180,801
Cost of sales	98,331	86,292
Benefits and losses	119,255	139,418
Amortization of deferred policy acquisition costs	14,197	9,290
Lease expense	77,293	89,962
Depreciation, net of (gains) on disposals of (($22,837) and ($14,879), respectively)	191,431	177,478
Total costs and expenses	1,676,353	1,567,133

Earnings from operations	548,315	427,147
Interest expense	(70,053)	(67,680)
Pretax earnings	478,262	359,467
Income tax expense	(175,082)	(132,632)
Earnings available to common shareholders	$303,180	$226,835
Basic and diluted earnings per common share	$15.50	$11.62
Weighted average common shares outstanding: Basic and diluted	19,554,641	19,512,974

Related party revenues for the first nine months of fiscal 2014 and 2013, net of eliminations, were $27.0 million and $26.3 million, respectively.

Related party costs and expenses for the first nine months of fiscal 2014 and 2013, net of eliminations, were $41.7 million and $36.6 million, respectively.

Please see Note 10, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended December 31, 2013	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$82,366	$(30,145)	$52,221
Other comprehensive income (loss):
Foreign currency translation	(3,325)	–	(3,325)
Unrealized net loss on investments	(2,251)	766	(1,485)
Change in fair value of cash flow hedges	4,398	(1,671)	2,727
Total comprehensive income	$81,188	$(31,050)	$50,138

Quarter Ended December 31, 2012	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$59,870	$(23,024)	$36,846
Other comprehensive income (loss):
Foreign currency translation	(1,068)	–	(1,068)
Unrealized net gain on investments	18,368	(6,574)	11,794
Change in fair value of cash flow hedges	4,248	(1,614)	2,634
Total comprehensive income	$81,418	$(31,212)	$50,206

Nine Months Ended December 31, 2013	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$478,262	$(175,082)	$303,180
Other comprehensive income (loss):
Foreign currency translation	(5,530)	–	(5,530)
Unrealized net loss on investments	(43,257)	15,020	(28,237)
Change in fair value of cash flow hedges	16,540	(6,285)	10,255
Total comprehensive income	$446,015	$(166,347)	$279,668

Nine Months Ended December 31, 2012	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$359,467	$(132,632)	$226,835
Other comprehensive income (loss):
Foreign currency translation	462	–	462
Unrealized net gain on investments	30,914	(10,923)	19,991
Change in fair value of cash flow hedges	4,501	(1,710)	2,791
Total comprehensive income	$395,344	$(145,265)	$250,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$303,180	$226,835
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	214,268	192,357
Amortization of deferred policy acquisition costs	14,197	9,290
Change in allowance for losses on trade receivables	12	(73)
Change in allowance for inventory reserves	3,640	2,050
Net gain on sale of real and personal property	(22,837)	(14,879)
Net gain on sale of investments	(6,088)	(1,050)
Deferred income taxes	48,033	17,757
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	33,355	71,709
Inventories	(12,502)	696
Prepaid expenses	13,109	(13,283)
Capitalization of deferred policy acquisition costs	(25,128)	(43,085)
Other assets	7,929	22,712
Related party assets	5,630	139,590
Accounts payable and accrued expenses	(2,772)	(872)
Policy benefits and losses, claims and loss expenses payable	(18,337)	(30,226)
Other policyholders' funds and liabilities	(23)	(925)
Deferred income	(672)	(3,704)
Related party liabilities	6,257	1,388
Net cash provided by operating activities	561,251	576,287

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(690,293)	(422,840)
Short term investments	(203,763)	(289,773)
Fixed maturities investments	(237,502)	(308,290)
Equity securities	(388)	(3,130)
Preferred stock	(635)	(2,761)
Real estate	(431)	(1,053)
Mortgage loans	(48,632)	(50,583)
Proceeds from sales and paydowns of:
Property, plant and equipment	214,078	166,904
Short term investments	211,841	280,890
Fixed maturities investments	124,145	85,132
Equity securities	26,957	–
Preferred stock	6,004	5,728
Real estate	–	671
Mortgage loans	45,234	49,215
Net cash used by investing activities	(553,385)	(489,890)

Cash flows from financing activities:
Borrowings from credit facilities	323,039	251,319
Principal repayments on credit facilities	(238,553)	(234,698)
Debt issuance costs	(3,353)	(2,352)
Capital lease payments	(37,480)	(18,310)
Leveraged Employee Stock Ownership Plan - repayments from loan	390	559
Securitization deposits	–	(1,729)
Common stock dividends paid	–	(97,421)
Investment contract deposits	109,928	268,478
Investment contract withdrawals	(24,448)	(22,937)
Net cash provided by financing activities	129,523	142,909

Effects of exchange rate on cash	482	(362)

Increase in cash and cash equivalents	137,871	228,944
Cash and cash equivalents at the beginning of period	463,744	357,180
Cash and cash equivalents at the end of period	$601,615	$586,124
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

The condensed consolidated balance sheet as of December 31, 2013 and the related condensed consolidated statements of operations, comprehensive income for the third quarter and first nine months and cash flows for the first nine months of fiscal 2014 and 2013 are unaudited.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 39,570 and 75,657 as of December 31, 2013 and 2012, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.3 million at December 31, 2013.

Available-for-Sale Investments

Available-for-sale investments at December 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$34,222	$1,877	$(2)	$(544)	$35,553
U.S. government agency mortgage-backed securities	42,401	2,585	(5)	(818)	44,163
Obligations of states and political subdivisions	164,451	7,287	–	(2,793)	168,945
Corporate securities	825,351	28,555	(57)	(24,274)	829,575
Mortgage-backed securities	5,161	321	–	(40)	5,442
Redeemable preferred stocks	18,440	274	(95)	(924)	17,695
Common stocks	18,485	2,751	(416)	(72)	20,748
	$1,108,511	$43,650	$(575)	$(29,465)	$1,122,121

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The available-for-sale table includes gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $153.7 million during the first nine months of fiscal 2014. The gross realized gains on these sales totaled $5.0 million. The gross realized losses on these sales totaled $1.0 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs through earnings. There were no write downs in the third quarter or for the first nine months of fiscal 2014 and 2013.

The investment portfolio primarily consists of corporate securities and U.S. government securities. We believe we monitor our investments as appropriate. Our methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors, including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. Nothing has come to management’s attention that would lead to the belief that each issuer would not have the ability to meet the remaining contractual obligations of the security, including payment at maturity. We have the ability and intent not to sell our fixed maturity and common stock investments for a period of time sufficient to allow us to recover our costs.

The portion of other-than-temporary impairment related to a credit loss is recognized in earnings. The significant inputs utilized in the evaluation of mortgage-backed securities credit losses include ratings, delinquency rates, and prepayment activity. The significant inputs utilized in the evaluation of asset backed securities credit losses include the time frame for principal recovery and the subordination and value of the underlying collateral.

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in the third quarter or for the first nine months of fiscal 2014 in other comprehensive income.

The adjusted cost and estimated market value of available-for-sale investments at December 31, 2013, by contractual maturity, were as follows:

	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$20,299	$20,458
Due after one year through five years	185,073	194,815
Due after five years through ten years	338,942	343,111
Due after ten years	522,111	519,852
	1,066,425	1,078,236

Mortgage backed securities	5,161	5,442
Redeemable preferred stocks	18,440	17,695
Common stocks	18,485	20,748
	$1,108,511	$1,122,121

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			December 31,	March 31,
	2014 Rate (a)	Maturities	2013	2013
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2023	$252,500	$235,000
Real estate loan (amortizing term)	2.07%	2016	6,982	24,630
Real estate loan (revolving credit)	–	2014	–	–
Senior mortgages	2.67% - 5.75%	2015 - 2038	691,630	556,522
Working capital loan (revolving credit)	–	2015	–	–
Fleet loans (amortizing term)	1.95% - 6.14%	2014 - 2020	390,083	361,079
Fleet loans (securitization)	4.90%	2017	93,754	190,801
Capital leases (rental equipment)	2.23% - 7.82%	2015 - 2020	390,410	273,458
Other obligations	3.00% - 8.00%	2014 - 2043	37,510	20,355
Total notes, loans and leases payable			$1,862,869	$1,661,845

(a) Interest rate as of December 31, 2013, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. During the first quarter of fiscal 2014 this loan was amended. As part of the amendment the revolver component of the agreement was terminated and certain collateral was released. The final maturity date of the term loan was extended to April 2023. As of December 31, 2013, the outstanding balance on the Real Estate Loan was $252.5 million. U-Haul International, Inc. is a guarantor of this loan.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers.

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At December 31, 2013, the applicable LIBOR was 0.17% and the applicable margin was 1.50%, the sum of which was 1.67% which applied to $25.8 million of the Real Estate Loan. The rate on the remaining balance of $226.7 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a revolving credit construction loan effective June 29, 2006. This loan was modified and extended on June 27, 2011. The loan is now comprised of a term loan facility with an initial availability of $26.1 million and a final maturity of June 2016. As of December 31, 2013, the outstanding balance was $7.0 million.

This Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and any accrued and unpaid interest due at maturity. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.90%. At December 31, 2013, the applicable LIBOR was 0.17% and the margin was 1.90%, the sum of which was 2.07%. U-Haul International, Inc. and AMERCO are guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

On April 29, 2011, Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $100.0 million. This agreement was amended in February 2013 and the maturity extended to April 2014 with an option for a one year extension and the revolver commitment was reduced to $50.0 million. As of December 31, 2013, we had the full $50.0 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.25%. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of December 31, 2013 were in the aggregate amount of $691.6 million and mature between 2015 and 2038. The senior mortgages require average monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 4.90% and 5.75%. Additionally, $99.3 million of these loans have an interest rate comprised of an applicable LIBOR of 0.17% plus a margin of 2.50%, the sum of which was 2.67%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At December 31, 2013, we had the full $25.0 million available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement was amended in February 2013 and the maturity extended to April 2015. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of December 31, 2013 was $275.1 million with the final maturities between February 2014 and September 2020.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At December 31, 2013, the applicable LIBOR was between 0.16% and 0.17% and applicable margins were between 0.90% and 2.63%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 6.14% based on current margins. Additionally, $103.0 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

On December 31, 2009, a subsidiary of U-Haul International, Inc. entered into an $85.0 million term note that was used to fund new truck acquisitions. This term note was amended on August 26, 2011. The amount of the term note was increased to $95.0 million. On December 22, 2011, we entered into another term loan for $20.0 million. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At December 31, 2013, the outstanding balance was $115.0 million.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Securitizations

U-Haul S Fleet and its subsidiaries (collectively, “USF”) issued a $217.0 million asset-backed note (“2007 Box Truck Note”) on June 1, 2007 to finance new box truck purchases throughout fiscal 2008. This note was paid in full in November 2013.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At December 31, 2013, the outstanding balance was $93.8 million. The note is secured by the box trucks being purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Capital Leases

We entered into capital leases for new equipment between April 2008 and December 2013, with terms of the leases between 3 and 7 years. At December 31, 2013, the balance of these leases was $390.4 million.

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

At December 31, 2013, the aggregate outstanding principal balance of the U-Notes issued was $43.6 million of which $6.1 million is with our insurance subsidiaries with interest rates between 3.00% and 8.00% and maturity dates between 2014 and 2043.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of December 31, 2013 for the next five years and thereafter are as follows:

	Year Ending December 31,
	2014	2015	2016	2017	2018	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$181,314	$590,424	$347,710	$168,771	$138,288	$436,362

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Interest expense	$18,532	$16,540
Capitalized interest	(162)	(119)
Amortization of transaction costs	1,106	1,014
Interest expense resulting from derivatives	4,131	4,641
Total interest expense	$23,607	$22,076

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Interest expense	$54,401	$48,715
Capitalized interest	(432)	(290)
Amortization of transaction costs	2,800	3,149
Interest expense resulting from derivatives	13,284	16,106
Total interest expense	$70,053	$67,680

Interest paid in cash, including payments related to derivative contracts, amounted to $20.7 million and $20.8 million for the third quarter of fiscal 2014 and 2013, respectively and $65.6 million and $63.3 million for the first nine months of fiscal 2014 and 2013, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	0.00%	1.57%
Interest rate at the end of the quarter	0.00%	1.61%
Maximum amount outstanding during the quarter	$–	$25,000
Average amount outstanding during the quarter	$–	$24,185
Facility fees	$56	$115

	Revolving Credit Activity
	Nine Months Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the first nine months	1.00%	1.67%
Interest rate at the end of the first nine months	0.00%	1.61%
Maximum amount outstanding during the first nine months	$25,000	$48,920
Average amount outstanding during the first nine months	$16,364	$24,830
Facility fees	$212	$399

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

(a) forward swap
(b) operating lease

As of December 31, 2013, the total notional amount of our variable interest rate swaps on debt and an operating lease was $400.2 million and $12.7 million, respectively.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Values as of
	December 31, 2013	March 31, 2013
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$35,462	$51,550

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	The Effect of Interest Rate Contracts on the Statements of Operations For the Nine Months Ended

	December 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$13,284	$16,106
Gain recognized in AOCI on interest rate contracts (effective portion)	$(16,540)	$(4,501)
Loss reclassified from AOCI into income (effective portion)	$12,832	$14,828
Loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$452	$1,278

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At December 31, 2013, we expect to reclassify $14.6 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months. During the first nine months of fiscal 2014, we reclassified $12.8 million of net losses on interest rate contracts from accumulated other comprehensive income to interest expense.

6.Stockholders' Equity

On December 4, 2013, we declared a special cash dividend on our common stock of $1.00 per share to holders of record on January 10, 2014 which will be payable on February 14, 2014.

7. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Gain	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2013	$(30,153)	$39,645	$(32,298)	$126	$(22,680)
Foreign currency translation	(5,530)	–	–	–	(5,530)
Unrealized net loss on investments	–	(28,237)	–	–	(28,237)
Change in fair value of cash flow hedges	–	–	(2,577)	–	(2,577)
Amounts reclassified from AOCI	–	–	12,832	–	12,832
Other comprehensive income (loss)	(5,530)	(28,237)	10,255	–	(23,512)
Balance at December 31, 2013	$(35,683)	$11,408	$(22,043)	$126	$(46,192)

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2020. As of December 31, 2013, we have guaranteed $96.9 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended December 31:
2014	$7,641	$64,973	$72,614
2015	2,039	41,075	43,114
2016	1,909	16,616	18,525
2017	1,782	11,297	13,079
2018	811	9,980	10,791
Thereafter	4,601	3,122	7,723
Total	$18,783	$147,063	$165,846

9. Contingencies

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

Related Party Revenue

	Quarter Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,730	$1,981
U-Haul interest income revenue from Private Mini	1,347	1,356
U-Haul management fee revenue from SAC Holdings	3,977	3,585
U-Haul management fee revenue from Private Mini	614	580
U-Haul management fee revenue from Mercury	2,543	1,920
	$10,211	$9,422

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$5,382	$6,438
U-Haul interest income revenue from Private Mini	4,033	4,059
U-Haul management fee revenue from SAC Holdings	12,240	11,271
U-Haul management fee revenue from Private Mini	1,812	1,720
U-Haul management fee revenue from Mercury	3,536	2,856
	$27,003	$26,344

During the first nine months of fiscal 2014, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $15.6 million and $10.7 million from SAC Holdings during the first nine months of fiscal 2014 and 2013, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2014 was $72.4 million and the aggregate notes receivable balance at December 31, 2013 was $71.7 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2017 and 2019.

During the first nine months of fiscal 2014, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $4.0 million and $4.1 million from Private Mini during the first nine months of both fiscal 2014 and 2013, respectively. The largest aggregate amount outstanding during the first nine months of fiscal 2014 was $65.9 million and the aggregate notes receivable balance at December 31, 2013 was $65.6 million.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $20.8 million and $19.1 million from the above mentioned entities during the first nine months of fiscal 2014 and 2013, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant stockholder and director of AMERCO and an estate planning trust benefitting Shoen children also have an interest in Mercury.

Related Party Costs and Expenses

	Quarter Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$655	$655
U-Haul commission expenses to SAC Holdings	10,414	9,142
U-Haul commission expenses to Private Mini	691	575
	$11,760	$10,372

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$1,965	$1,971
U-Haul commission expenses to SAC Holdings	37,341	32,531
U-Haul commission expenses to Private Mini	2,379	2,082
	$41,685	$36,584

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At December 31, 2013, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $23.5 million, expenses of $2.0 million and cash flows of $36.5 million during the first nine months of fiscal 2014. Revenues and commission expenses related to the Dealer Agreements were $181.5 million and $39.7 million, respectively during the first nine months of fiscal 2014.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Pursuant to the variable interest entity model under ASC 810 – Consolidation (“ASC 810”), Management determined that the junior notes of SAC Holding Corporation and Private Mini as well as the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represent potential variable interests for us.  Management evaluated whether it should be identified as the primary beneficiary of one or more of these variable interest entity’s (“VIE’s”) using a two-step approach in which management (i) identified all other parties that hold interests in the VIE’s, and (ii) determined if any variable interest holder has the power to direct the activities of the VIE’s that most significantly impact their economic performance.

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

We have not provided financial or other support during the first nine months ended December 31, 2013 to any of these entities that we were not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	December 31,	March 31,
	2013	2013
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$72,365	$68,593
U-Haul notes receivable from SAC Holding Corporation	71,721	72,397
U-Haul interest receivable from SAC Holdings	4,293	14,483
U-Haul receivable from SAC Holdings	18,259	22,336
U-Haul receivable from Mercury	5,472	3,640
Other (a)	(2,072)	586
	$170,038	$182,035

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moivng & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$476,551	$92,695	$2,174	$–		$571,420	$5,601	$24,594	$–		$601,615
Reinsurance recoverables and trade receivables, net	–	29,847	177	–		30,024	162,714	35,686	–		228,424
Inventories, net	–	65,258	–	–		65,258	–	–	–		65,258
Prepaid expenses	–	43,618	726	–		44,344	–	–	–		44,344
Investments, fixed maturities and marketable equities	–	–	–	–		–	188,155	933,966	–		1,122,121
Investments, other	–	–	32,351	–		32,351	49,006	157,991	–		239,348
Deferred policy acquisition costs, net	–	–	–	–		–	–	114,467	–		114,467
Other assets	113	59,742	34,255	–		94,110	1,008	277	–		95,395
Related party assets	1,021,397	117,121	12	(964,556)	(c)	173,974	13,594	492	(18,022)	(c)	170,038
	1,498,061	408,281	69,695	(964,556)		1,011,481	420,078	1,267,473	(18,022)		2,681,010

Investment in subsidiaries	477,063	–	–	(104,285)	(b)	372,778	–	–	(372,778)	(b)	–

Property, plant and equipment, at cost:
Land	–	55,599	337,126	–		392,725	–	–	–		392,725
Buildings and improvements	–	200,961	1,181,221	–		1,382,182	–	–	–		1,382,182
Furniture and equipment	70	308,713	11,804	–		320,587	–	–	–		320,587
Rental trailers and other rental equipment	–	356,416	–	–		356,416	–	–	–		356,416
Rental trucks	–	2,426,453	–	–		2,426,453	–	–	–		2,426,453
	70	3,348,142	1,530,151	–		4,878,363	–	–	–		4,878,363
Less: Accumulated depreciation	(55)	(1,305,591)	(379,618)	–		(1,685,264)	–	–	–		(1,685,264)
Total property, plant and equipment	15	2,042,551	1,150,533	–		3,193,099	–	–	–		3,193,099
Total assets	$1,975,139	$2,450,832	$1,220,228	$(1,068,841)		$4,577,358	$420,078	$1,267,473	$(390,800)		$5,874,109

(a) Balances as of September 30, 2013
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of December 31, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$21,567	$312,826	$4,671	$–		$339,064	$–	$12,732	$–		$351,796
Notes, loans and leases payable	–	965,308	897,561	–		1,862,869	–	–	–		1,862,869
Policy benefits and losses, claims and loss expenses payable	–	380,940	–	–		380,940	300,351	414,319	–		1,095,610
Liabilities from investment contracts	–	–	–	–		–	–	596,268	–		596,268
Other policyholders' funds and liabilities	–	–	–	–		–	3,118	4,153	–		7,271
Deferred income	–	29,489	–	–		29,489	–	–	–		29,489
Deferred income taxes	457,834	–	–	–		457,834	(32,753)	11,303	–		436,384
Related party liabilities	–	522,754	454,542	(964,556)	(c)	12,740	4,740	542	(18,022)	(c)	–
Total liabilities	479,401	2,211,317	1,356,774	(964,556)		3,082,936	275,456	1,039,317	(18,022)		4,379,687

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–	–	–	–		–
Series B preferred stock	–	–	–	–		–	–	–	–		–
Series A common stock	–	–	–	–		–	–	–	–		–
Common stock	10,497	1	1	(2)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	443,051	121,230	147,941	(269,171)	(b)	443,051	91,120	26,271	(117,601)	(b)	442,841
Accumulated other comprehensive income (loss)	(46,192)	(57,600)	–	57,600	(b)	(46,192)	1,542	9,866	(11,408)	(b)	(46,192)
Retained earnings (deficit)	1,766,032	177,200	(284,488)	107,288	(b)	1,766,032	48,659	189,519	(237,968)	(b)	1,766,242
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	(1,316)	–	–		(1,316)	–	–	–		(1,316)
Total stockholders' equity (deficit)	1,495,738	239,515	(136,546)	(104,285)		1,494,422	144,622	228,156	(372,778)		1,494,422
Total liabilities and stockholders' equity	$1,975,139	$2,450,832	$1,220,228	$(1,068,841)		$4,577,358	$420,078	$1,267,473	$(390,800)		$5,874,109

(a) Balances as of September 30, 2013
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

(a) Balances as of December 31, 2012
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$437,117	$–	$–		$437,117	$–	$–	$(910)	(c)	$436,207
Self-storage revenues	–	45,818	302	–		46,120	–	–	–		46,120
Self-moving and self-storage products and service sales	–	47,045	–	–		47,045	–	–	–		47,045
Property management fees	–	7,133	–	–		7,133	–	–	–		7,133
Life insurance premiums	–	–	–	–		–	–	39,198	–		39,198
Property and casualty insurance premiums	–	–	–	–		–	12,219	–	–		12,219
Net investment and interest income	2,516	1,988	661	–		5,165	3,009	12,895	(182)	(b)	20,887
Other revenue	260	37,021	26,091	(27,790)	(b)	35,582	–	1,059	(4,104)	(b)	32,537
Total revenues	2,776	576,122	27,054	(27,790)		578,162	15,228	53,152	(5,196)		641,346

Costs and expenses:
Operating expenses	1,782	329,595	3,297	(27,790)	(b)	306,884	5,223	6,125	(5,005)	(b,c)	313,227
Commission expenses	–	55,573	–	–		55,573	–	–	–		55,573
Cost of sales	–	28,229	–	–		28,229	–	–	–		28,229
Benefits and losses	–	–	–	–		–	4,289	34,341	–		38,630
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	4,457	–		4,457
Lease expense	23	24,482	9	–		24,514	–	–	(46)	(b)	24,468
Depreciation, net of (gains) losses on disposals	1	66,340	4,448	–		70,789	–	–	–		70,789
Total costs and expenses	1,806	504,219	7,754	(27,790)		485,989	9,512	44,923	(5,051)		535,373

Earnings from operations before equity in earnings of subsidiaries	970	71,903	19,300	–		92,173	5,716	8,229	(145)		105,973

Equity in earnings of subsidiaries	38,578	–	–	(29,297)	(d)	9,281	–	–	(9,281)	(d)	–

Earnings from operations	39,548	71,903	19,300	(29,297)		101,454	5,716	8,229	(9,426)		105,973
Interest income (expense)	20,687	(26,371)	(18,068)	–		(23,752)	–	–	145	(b)	(23,607)
Pretax earnings	60,235	45,532	1,232	(29,297)		77,702	5,716	8,229	(9,281)		82,366
Income tax expense	(8,014)	(16,995)	(472)	–		(25,481)	(2,000)	(2,664)	–		(30,145)
Earnings available to common shareholders	$52,221	$28,537	$760	$(29,297)		$52,221	$3,716	$5,565	$(9,281)		$52,221

(a) Balances for the quarter ended September 30, 2013
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2012 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$395,401	$–	$–		$395,401	$–	$–	$(456)	(c)	$394,945
Self-storage revenues	–	38,813	298	–		39,111	–	–	–		39,111
Self-moving and self-storage products and service sales	–	44,491	–	–		44,491	–	–	–		44,491
Property management fees	–	6,085	–	–		6,085	–	–	–		6,085
Life insurance premiums	–	–	–	–		–	–	43,248	–		43,248
Property and casualty insurance premiums	–	–	–	–		–	9,816	–	–		9,816
Net investment and interest income	1,338	2,260	4,405	–		8,003	2,049	12,666	(115)	(b)	22,603
Other revenue	–	23,255	22,605	(24,145)	(b)	21,715	–	852	(379)	(b)	22,188
Total revenues	1,338	510,305	27,308	(24,145)		514,806	11,865	56,766	(950)		582,487

Costs and expenses:
Operating expenses	2,684	295,759	3,424	(24,145)	(b)	277,722	6,937	6,452	(826)	(b,c)	290,285
Commission expenses	–	51,130	–	–		51,130	–	–	–		51,130
Cost of sales	–	23,153	–	–		23,153	–	–	–		23,153
Benefits and losses	–	–	–	–		–	2,866	39,742	–		42,608
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	3,391	–		3,391
Lease expense	24	27,594	3	–		27,621	–	–	(46)	(b)	27,575
Depreciation, net of (gains) losses on disposals	1	60,129	2,269	–		62,399	–	–	–		62,399
Total costs and expenses	2,709	457,765	5,696	(24,145)		442,025	9,803	49,585	(872)		500,541

Earnings (loss) from operations before equity in earnings of subsidiaries	(1,371)	52,540	21,612	–		72,781	2,062	7,181	(78)		81,946

Equity in earnings of subsidiaries	24,435	–	–	(18,790)	(d)	5,645	–	–	(5,645)	(d)	–

Earnings from operations	23,064	52,540	21,612	(18,790)		78,426	2,062	7,181	(5,723)		81,946
Interest income (expense)	21,387	(28,837)	(14,704)	–		(22,154)	–	–	78	(b)	(22,076)
Pretax earnings	44,451	23,703	6,908	(18,790)		56,272	2,062	7,181	(5,645)		59,870
Income tax expense	(7,605)	(9,174)	(2,647)	–		(19,426)	(722)	(2,876)	–		(23,024)
Earnings available to common shareholders	$36,846	$14,529	$4,261	$(18,790)		$36,846	$1,340	$4,305	$(5,645)		$36,846
(a) Balances for the quarter ended September 30, 2012
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,558,857	$–	$–		$1,558,857	$–	$–	$(2,070)	(c)	$1,556,787
Self-storage revenues	–	132,906	885	–		133,791	–	–	–		133,791
Self-moving and self-storage products and service sales	–	183,115	–	–		183,115	–	–	–		183,115
Property management fees	–	17,586	–	–		17,586	–	–	–		17,586
Life insurance premiums	–	–	–	–		–	–	119,708	–		119,708
Property and casualty insurance premiums	–	–	–	–		–	31,052	–	–		31,052
Net investment and interest income	5,031	6,183	734	–		11,948	7,949	40,372	(433)	(b)	59,836
Other revenue	260	134,181	76,085	(81,059)	(b)	129,467	–	2,524	(9,198)	(b)	122,793
Total revenues	5,291	2,032,828	77,704	(81,059)		2,034,764	39,001	162,604	(11,701)		2,224,668

Costs and expenses:
Operating expenses	6,067	1,018,889	8,807	(81,059)	(b)	952,704	13,738	18,067	(11,241)	(b,c)	973,268
Commission expenses	–	202,578	–	–		202,578	–	–	–		202,578
Cost of sales	–	98,331	–	–		98,331	–	–	–		98,331
Benefits and losses	–	–	–	–		–	8,746	110,509	–		119,255
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	14,197	–		14,197
Lease expense	69	77,317	44	–		77,430	–	–	(137)	(b)	77,293
Depreciation, net of (gains) losses on disposals	4	179,241	12,186	–		191,431	–	–	–		191,431
Total costs and expenses	6,140	1,576,356	21,037	(81,059)		1,522,474	22,484	142,773	(11,378)		1,676,353

Earnings (loss) from operations before equity in earnings of subsidiaries	(849)	456,472	56,667	–		512,290	16,517	19,831	(323)		548,315

Equity in earnings of subsidiaries	263,524	–	–	(239,660)	(d)	23,864	–	–	(23,864)	(d)	–

Earnings from operations	262,675	456,472	56,667	(239,660)		536,154	16,517	19,831	(24,187)		548,315
Interest income (expense)	63,796	(83,442)	(50,730)	–		(70,376)	–	–	323	(b)	(70,053)
Pretax earnings	326,471	373,030	5,937	(239,660)		465,778	16,517	19,831	(23,864)		478,262
Income tax expense	(23,291)	(137,033)	(2,274)	–		(162,598)	(5,780)	(6,704)	–		(175,082)
Earnings available to common shareholders	$303,180	$235,997	$3,663	$(239,660)		$303,180	$10,737	$13,127	$(23,864)		$303,180

(a) Balances for the nine months ended September 30, 2013
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2012 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,401,483	$–	$–		$1,401,483	$–	$–	$(1,183)	(c)	$1,400,300
Self-storage revenues	–	110,963	862	–		111,825	–	–	–		111,825
Self-moving and self-storage products and service sales	–	173,399	–	–		173,399	–	–	–		173,399
Property management fees	–	15,847	–	–		15,847	–	–	–		15,847
Life insurance premiums	–	–	–	–		–	–	137,341	–		137,341
Property and casualty insurance premiums	–	–	–	–		–	26,006	–	–		26,006
Net investment and interest income	3,930	6,265	4,843	–		15,038	6,515	31,735	(315)	(b)	52,973
Other revenue	81	80,311	65,306	(70,066)	(b)	75,632	–	2,056	(1,099)	(b)	76,589
Total revenues	4,011	1,788,268	71,011	(70,066)		1,793,224	32,521	171,132	(2,597)		1,994,280

Costs and expenses:
Operating expenses	11,431	901,337	8,300	(70,066)	(b)	851,002	14,709	20,438	(2,257)	(b,c)	883,892
Commission expenses	–	180,801	–	–		180,801	–	–	–		180,801
Cost of sales	–	86,292	–	–		86,292	–	–	–		86,292
Benefits and losses	–	–	–	–		–	10,821	128,597	–		139,418
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	9,290	–		9,290
Lease expense	70	90,000	14	–		90,084	–	–	(122)	(b)	89,962
Depreciation, net of (gains) losses on disposals	4	168,009	9,465	–		177,478	–	–	–		177,478
Total costs and expenses	11,505	1,426,439	17,779	(70,066)		1,385,657	25,530	158,325	(2,379)		1,567,133

Earnings (loss) from operations before equity in earnings of subsidiaries	(7,494)	361,829	53,232	–		407,567	6,991	12,807	(218)		427,147

Equity in earnings of subsidiaries	188,559	–	–	(175,647)	(d)	12,912	–	–	(12,912)	(d)	–

Earnings from operations	181,065	361,829	53,232	(175,647)		420,479	6,991	12,807	(13,130)		427,147
Interest income (expense)	69,228	(93,956)	(43,170)	–		(67,898)	–	–	218	(b)	(67,680)
Pretax earnings	250,293	267,873	10,062	(175,647)		352,581	6,991	12,807	(12,912)		359,467
Income tax expense	(23,458)	(98,431)	(3,857)	–		(125,746)	(2,447)	(4,439)	–		(132,632)
Earnings available to common shareholders	$226,835	$169,442	$6,205	$(175,647)		$226,835	$4,544	$8,368	$(12,912)		$226,835

(a) Balances for the nine months ended September 30, 2012
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$303,180	$235,997	$3,663	$(239,660)		$303,180	$10,737	$13,127	$(23,864)		$303,180
Earnings from consolidated entities	(263,524)	–	–	239,660		(23,864)	–	–	23,864		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	4	201,286	12,978	–		214,268	–	–	–		214,268
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	14,197	–		14,197
Change in allowance for losses on trade receivables	–	3	–	–		3	–	9	–		12
Change in allowance for inventory reserve	–	3,640	–	–		3,640	–	–	–		3,640
Net gain on sale of real and personal property	–	(22,045)	(792)	–		(22,837)	–	–	–		(22,837)
Net gain on sale of investments	(1,325)	–	–	–		(1,325)	(674)	(4,089)	–		(6,088)
Deferred income taxes	37,934	–	–	–		37,934	5,118	4,981	–		48,033
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	13,410	(177)	–		13,233	23,296	(3,174)	–		33,355
Inventories	–	(12,502)	–	–		(12,502)	–	–	–		(12,502)
Prepaid expenses	22,475	(8,660)	(706)	–		13,109	–	–	–		13,109
Capitalization of deferred policy acquisition costs	–	–	–	–		–	–	(25,128)	–		(25,128)
Other assets	5	10,558	(2,715)	–		7,848	201	(120)	–		7,929
Related party assets	540	9,636	(3)	–		10,173	(4,702)	–	159	(b)	5,630
Accounts payable and accrued expenses	6,563	(22,843)	290	–		(15,990)	–	13,218	–		(2,772)
Policy benefits and losses, claims and loss expenses payable	–	1,218	–	–		1,218	(29,833)	10,278	–		(18,337)
Other policyholders' funds and liabilities	–	–	–	–		–	(39)	16	–		(23)
Deferred income	–	(672)	–	–		(672)	–	–	–		(672)
Related party liabilities	–	(1,007)	4,270	–		3,263	2,850	303	(159)	(b)	6,257
Net cash provided (used) by operating activities	105,852	408,019	16,808	–		530,679	6,954	23,618	–		561,251

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	–	(436,671)	(253,622)	–		(690,293)	–	–	–		(690,293)
Short term investments	–	–	–	–		–	(35,250)	(168,513)	–		(203,763)
Fixed maturities investments	–	–	–	–		–	(50,840)	(186,662)	–		(237,502)
Equity securities	–	–	–	–		–	(388)	–	–		(388)
Preferred stock	–	–	–	–		–	(635)	–	–		(635)
Real estate	–	–	–	–		–	–	(431)	–		(431)
Mortgage loans	–	(1,580)	(20,196)	2,514	(b)	(19,262)	(3,500)	(37,459)	11,589	(b)	(48,632)
Proceeds from sales and paydown's of:
Property, plant and equipment	–	212,601	1,477	–		214,078	–	–	–		214,078
Short term investments	–	–	–	–		–	50,044	161,797	–		211,841
Fixed maturities investments	–	–	–	–		–	14,892	109,253	–		124,145
Equity securities	26,569	–	–	–		26,569	388	–	–		26,957
Preferred stock	–	–	–	–		–	4,504	1,500	–		6,004
Real estate	–	–	–	–		–	–	–	–		–
Mortgage loans	–	1,680	38,398	(2,514)	(b)	37,564	5,312	13,947	(11,589)	(b)	45,234
Net cash provided (used) by investing activities	26,569	(223,970)	(233,943)	–		(431,344)	(15,473)	(106,568)	–		(553,385)
(a) Balance for the nine months ended September 30, 2013	(page 1 of 2)
(b) Elimination of intercompany investments

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2013 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	–	116,952	206,087	–	323,039	–	–	–	323,039
Principal repayments on credit facilities	–	(149,948)	(88,605)	–	(238,553)	–	–	–	(238,553)
Debt issuance costs	–	(641)	(2,712)	–	(3,353)	–	–	–	(3,353)
Capital lease payments	–	(37,480)	–	–	(37,480)	–	–	–	(37,480)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	390	–	–	390	–	–	–	390
Proceeds from (repayment of) intercompany loans	17,011	(120,035)	103,024	–	–	–	–	–	–
Securitization deposits	–	–	–	–	–	–	–	–	–
Investment contract deposits	–	–	–	–	–	–	109,928	–	109,928
Investment contract withdrawals	–	–	–	–	–	–	(24,448)	–	(24,448)
Net cash provided (used) by financing activities	17,011	(190,762)	217,794	–	44,043	–	85,480	–	129,523

Effects of exchange rate on cash	–	482	–	–	482	–	–	–	482

Increase (decrease) in cash and cash equivalents	149,432	(6,231)	659	–	143,860	(8,519)	2,530	–	137,871
Cash and cash equivalents at beginning of period	327,119	98,926	1,515	–	427,560	14,120	22,064	–	463,744
Cash and cash equivalents at end of period	$476,551	$92,695	$2,174	$–	$571,420	$5,601	$24,594	$–	$601,615
	(page 2 of 2)
(a) Balance for the nine months ended September 30, 2013

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2012 are as follows:

	Moving & Storage				AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$226,835	$169,442	$6,205	$(175,647)	$226,835	$4,544	$8,368	$(12,912)		$226,835
Earnings from consolidated entities	(188,559)	–	–	175,647	(12,912)	–	–	12,912		–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	4	181,084	11,269	–	192,357	–	–	–		192,357
Amortization of deferred policy acquisition costs	–	–	–	–	–	–	9,290	–		9,290
Change in allowance for losses on trade receivables	–	(73)	–	–	(73)	–	–	–		(73)
Change in allowance for inventory reserve	–	2,050	–	–	2,050	–	–	–		2,050
Net gain on sale of real and personal property	–	(13,075)	(1,804)	–	(14,879)	–	–	–		(14,879)
Net (gain) loss on sale of investments	–	–	–	–	–	28	(1,078)	–		(1,050)
Deferred income taxes	17,882	–	–	–	17,882	1,306	(1,431)	–		17,757
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	12,293	–	–	12,293	58,841	575	–		71,709
Inventories	–	696	–	–	696	–	–	–		696
Prepaid expenses	(3,082)	(9,972)	(229)	–	(13,283)	–	–	–		(13,283)
Capitalization of deferred policy acquisition costs	–	–	–	–	–	–	(43,085)	–		(43,085)
Other assets	3	22,271	(569)	–	21,705	1,018	(11)	–		22,712
Related party assets	(2)	140,035	2	–	140,035	(1,202)	(34)	791	(b)	139,590
Accounts payable and accrued expenses	1,818	(32)	538	–	2,324	–	(3,196)	–		(872)
Policy benefits and losses, claims and loss expenses payable	–	8,481	–	–	8,481	(60,391)	21,684	–		(30,226)
Other policyholders' funds and liabilities	–	–	–	–	–	(585)	(340)	–		(925)
Deferred income	–	(3,704)	–	–	(3,704)	–	–	–		(3,704)
Related party liabilities	–	1,064	–	–	1,064	632	483	(791)	(b)	1,388
Net cash provided (used) by operating activities	54,899	510,560	15,412	–	580,871	4,191	(8,775)	–		576,287

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2)	(351,914)	(70,924)	–	(422,840)	–	–	–		(422,840)
Short term investments	–	–	–	–	–	(58,775)	(230,998)	–		(289,773)
Fixed maturities investments	–	–	–	–	–	(17,141)	(291,149)	–		(308,290)
Equity securities	–	–	–	–	–	(3,130)	–	–		(3,130)
Preferred stock	–	–	–	–	–	(2,761)	–	–		(2,761)
Real estate	–	–	(243)	–	(243)	–	(810)	–		(1,053)
Mortgage loans	–	(4,968)	(30,590)	–	(35,558)	(1,821)	(13,204)	–		(50,583)
Proceeds from sales and paydown's of:
Property, plant and equipment	–	161,668	5,236	–	166,904	–	–	–		166,904
Short term investments	–	–	–	–	–	32,548	248,342	–		280,890
Fixed maturities investments	–	–	–	–	–	30,298	54,834	–		85,132
Equity securities	–	–	–	–	–	–	–	–		–
Preferred stock	–	–	–	–	–	5,728	–	–		5,728
Real estate	–	–	667	–	667	–	4	–		671
Mortgage loans	–	14,848	29,500	–	44,348	1,311	3,556	–		49,215
Net cash provided (used) by investing activities	(2)	(180,366)	(66,354)	–	(246,722)	(13,743)	(229,425)	–		(489,890)
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

(a) Balance for the nine months ended September 30, 2012

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended December 31, 2013
Total revenues	$607,443	$33,903	$641,346
Depreciation and amortization, net of (gains) losses on disposals	73,684	1,562	75,246
Interest expense	23,470	137	23,607
Pretax earnings	78,745	3,621	82,366
Income tax expense	29,186	959	30,145
Identifiable assets	5,731,164	142,945	5,874,109

Quarter ended December 31, 2012
Total revenues	$549,611	$32,876	$582,487
Depreciation and amortization, net of (gains) losses on disposals	63,801	1,989	65,790
Interest expense	21,926	150	22,076
Pretax earnings	58,669	1,201	59,870
Income tax expense	22,706	318	23,024
Identifiable assets	5,077,479	141,826	5,219,305

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine months ended December 31, 2013
Total revenues	$2,098,127	$126,541	$2,224,668
Depreciation and amortization, net of (gains) losses on disposals	200,209	5,419	205,628
Interest expense	69,633	420	70,053
Pretax earnings	457,981	20,281	478,262
Income tax expense	169,708	5,374	175,082
Identifiable assets	5,731,164	142,945	5,874,109

Nine months ended December 31, 2012
Total revenues	$1,871,416	$122,864	$1,994,280
Depreciation and amortization, net of (gains) losses on disposals	180,736	6,032	186,768
Interest expense	67,226	454	67,680
Pretax earnings	340,746	18,721	359,467
Income tax expense	127,671	4,961	132,632
Identifiable assets	5,077,479	141,826	5,219,305

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$182	$155
Interest cost on accumulated postretirement benefit	140	139
Other components	5	1
Net periodic postretirement benefit cost	$327	$295

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$544	$466
Interest cost on accumulated postretirement benefit	422	416
Other components	15	3
Net periodic postretirement benefit cost	$981	$885

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at December 31, 2013, that are subject to ASC 820 and the valuation approach applied to each of these items.

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$579,165	$579,165	$–	$–
Fixed maturities - available for sale	1,083,678	984,074	98,497	1,107
Preferred stock	17,695	17,695	–	–
Common stock	20,748	20,748	–	–
Derivatives	2,680	–	2,680	–
Total	$1,703,966	$1,601,682	$101,177	$1,107

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	35,462	–	35,462	–
Total	$35,462	$–	$35,462	$–

The following table represents the fair value measurements for our assets at December 31, 2013 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2013	$1,180

Fixed Maturities - Asset Backed Securities - redemption	(123)
Fixed Maturities - Asset Backed Securities - gain (unrealized)	50
Balance at December 31, 2013	$1,107

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

15. Subsequent Events

On January 21, 2014, various subsidiaries of U-Haul International, Inc. entered into a new revolving fleet loan for $75 million which can be increased to a maximum of $225 million. We drew down approximately $18 million on the closing date. This loan matures in October 2018. Only interest is paid during the first four years of the loan and then principal is due monthly over the last nine months.

On December 4, 2013, we declared a special cash dividend on our common stock of $1.00 per share to holders of record on January 10, 2014 which will be payable on February 14, 2014.

On January 31, 2014, various subsidiaries of U-Haul International, Inc. entered into a new revolving fleet loan for $100 million which can be increased to a maximum of $125 million. This loan matures in October 2017. Only interest is paid during the first three years of the loan and then principal is due monthly over the last nine months.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2014, compared with the third quarter and first nine months of fiscal 2013, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2014.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage rooms and portable moving and storage pods available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our growing eMove® capabilities.

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

With respect to our truck, trailer, portable moving and storage pods, specialty rental items and self-storage rental business, we are focused on expanding our dealer network, which provides added convenience for our customers and expanding the selection and availability of rental equipment to satisfy the needs of our customers.

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

Management determined that additions to the fleet resulting from purchases should be depreciated on an accelerated method based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively, and then reduced on a straight line basis to a salvage value of 20% by the end of year fifteen. Beginning in October 2012, rental equipment subject to this depreciation schedule is being depreciated to a salvage value of 15%. This change had an immaterial effect on our current financial statements. Comparatively, a standard straight line approach would reduce the book value evenly by approximately 5.7% per year over the life of the truck.

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

On a regular basis, insurance reserve adequacy is reviewed by management to determine if existing assumptions need to be updated. In determining the assumptions for calculating workers’ compensation reserves, management considers multiple factors including the following:

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including, but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the third quarter or for the first nine months of fiscal 2014 and 2013.

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

Subsequent Events

Our management has evaluated subsequent events occurring after December 31, 2013, the date of our most recent balance sheet, through the date our financial statements were issued. We entered into two new loans and declared a special cash dividend on our common stock please see Note 15, Subsequent Events of the Notes to Condensed Consolidated Financial Statements for a discussion of these events that occurred after December 31, 2013. Other than these new borrowings and the declared cash dividend, we do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2013 compared with the Quarter Ended December 31, 2012

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2014 and the third quarter of fiscal 2013:

	Quarter Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$436,207	$394,945
Self-storage revenues	46,120	39,111
Self-moving and self-storage products and service sales	47,045	44,491
Property management fees	7,133	6,085
Life insurance premiums	39,198	43,248
Property and casualty insurance premiums	12,219	9,816
Net investment and interest income	20,887	22,603
Other revenue	32,537	22,188
Consolidated revenue	$641,346	$582,487

Self-moving equipment rental revenues increased $41.3 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013.  Increased truck and trailer transaction volume is the primary factor for the improvement in revenue.  Our ability to serve these additional customers has been made possible through the continued expansion of the rental equipment fleet combined with incremental utilization improvements along with the convenience of additional retail locations.

Self-storage revenues increased $7.0 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013 with the average monthly amount of occupied square feet increasing by nearly 17%.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 2.1 million net rentable square feet to the self-storage portfolio.

Sales of self-moving and self-storage products and services increased $2.6 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013.  Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Life insurance premiums decreased $4.0 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013 due primarily to reduced life insurance premiums and Medicare supplement premiums.

Property and casualty insurance premiums increased $2.4 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013 due to increased moving and storage transactions at U-Haul which resulted in additional sales of related insurance products.

Net investment and interest income decreased $1.7 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013. Gains from mortgage loan holdings decreased at our Moving and Storage operating segment compared with the same period last year. This decrease was somewhat offset by increased investment income from the Life Insurance operating segment due to a larger invested asset base and realized gains compared to the same period last year.

Other revenue increased $10.3 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $641.3 million for the third quarter of fiscal 2014, compared with $582.5 million for the third quarter of fiscal 2013.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2014 and the third quarter of fiscal 2013. The insurance companies’ third quarters ended September 30, 2013 and 2012.

	Quarter Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$578,162	$514,806
Earnings from operations before equity in earnings of subsidiaries	92,173	72,781
Property and casualty insurance
Revenues	15,228	11,865
Earnings from operations	5,716	2,062
Life insurance
Revenues	53,152	56,766
Earnings from operations	8,229	7,181
Eliminations
Revenues	(5,196)	(950)
Earnings from operations before equity in earnings of subsidiaries	(145)	(78)
Consolidated results
Revenues	641,346	582,487
Earnings from operations	105,973	81,946

Total costs and expenses increased $34.8 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013.  Operating expenses for the Moving and Storage operating segment increased $29.2 million with a significant portion of this coming from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense, net of gains on disposal, increased $8.4 million while lease expense decreased $3.1 million as a result of the Company’s shift in financing new equipment on the balance sheet rather than through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $106.0 million for the third quarter of fiscal 2014, compared with $81.9 million for the third quarter of fiscal 2013.

Interest expense for the third quarter of fiscal 2014 was $23.6 million, compared with $22.1 million for the third quarter of fiscal 2013 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

Income tax expense was $30.1 million for the third quarter of fiscal 2014, compared with $23.0 million for the third quarter of fiscal 2013.

As a result of the above mentioned items, earnings available to common shareholders were $52.2 million for the third quarter of fiscal 2014, compared with $36.8 million for the third quarter of fiscal 2013.

Basic and diluted earnings per share for the third quarter of fiscal 2014 were $2.67, compared with $1.89 for the third quarter of fiscal 2013.

The weighted average common shares outstanding basic and diluted were 19,563,663 for the third quarter of fiscal 2014, compared with 19,523,794 for the third quarter of fiscal 2013.

Moving and Storage

Quarter Ended December 31, 2013 compared with the Quarter Ended December 31, 2012

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the third quarter of fiscal 2014 and the third quarter of fiscal 2013:

	Quarter Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$437,117	$395,401
Self-storage revenues	46,120	39,111
Self-moving and self-storage products and service sales	47,045	44,491
Property management fees	7,133	6,085
Net investment and interest income	5,165	8,003
Other revenue	35,582	21,715
Moving and Storage revenue	$578,162	$514,806

Self-moving equipment rental revenues increased $41.7 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013.  Increased truck and trailer transaction volume is the primary factor for the improvement in revenue.  Our ability to serve these additional customers has been made possible through the continued expansion of the rental equipment fleet combined with incremental utilization improvements along with the convenience of additional retail locations.

Self-storage revenues increased $7.0 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013, with the average monthly amount of occupied square feet increasing by nearly 17%.  The growth in revenues and occupancy comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio.  Over the last twelve months we have added approximately 2.1 million net rentable square feet to the self-storage portfolio.

Sales of self-moving and self-storage products and services increased $2.6 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013.  Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Net investment and interest income decreased $2.8 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013. Gains from mortgage loan holdings decreased at our Moving and Storage operating segment compared with the same period last year.

Other revenue increased $13.9 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	203	183
Square footage as of December 31	17,793	15,648
Average monthly number of rooms occupied	161	141
Average monthly occupancy rate based on room count	80.0%	78.1%
Average monthly square footage occupied	14,290	12,249

Total costs and expenses increased $44.0 million during the third quarter of fiscal 2014, compared with the third quarter of fiscal 2013. Operating expenses increased $29.2 million with a significant portion of this coming from spending on personnel, rental equipment maintenance as well as from operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $8.5 million and gains from the disposal of property, plant and equipment increased $0.1 million. Conversely, lease expense decreased $3.1 million as a result of the Company’s continued trend in financing new equipment on the balance sheet rather than through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $92.2 million for the third quarter of fiscal 2014, compared with $72.8 million for the third quarter of fiscal 2013.

Equity in the earnings of AMERCO’s insurance subsidiaries was $9.3 million and $5.6 million for the third quarter of fiscal 2014 and 2013, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $101.5 million for the third quarter of fiscal 2014, compared with $78.4 million for the third quarter of fiscal 2013.

Property and Casualty Insurance

Quarter Ended September 30, 2013 compared with the Quarter Ended September 30, 2012

Net premiums were $12.2 million and $9.8 million for the third quarters ended September 30, 2013 and 2012, respectively. The increase corresponded with the increased moving and storage transactions at U-Haul.

Net investment income was $3.0 million and $2.0 million for the third quarters ended September 30, 2013 and 2012, respectively. The increase was due to $0.5 million gain on disposals in 2013 and $0.5 million increase in fixed maturity income due to an increase in invested assets.

Net operating expenses were $5.2 million and $6.9 million for the third quarters ended September 30, 2013 and 2012, respectively. The prior year included charges associated with the termination of a reinsurance contract.

Benefits and losses incurred were $4.3 million and $2.9 million for the third quarters ended September 30, 2013 and 2012, respectively. The change was primarily due to an increase in assumed reserves on existing reinsurance contracts.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $5.7 million and $2.1 million for the third quarters ended September 30, 2013 and 2012, respectively.

Life Insurance

Quarter Ended September 30, 2013 compared with the Quarter Ended September 30, 2012

Net premiums were $39.2 million and $43.2 million for the quarters ended September 30, 2013 and 2012, respectively. Medicare supplement premiums decreased $2.8 million due to a reduction of the in force business. Life premiums decreased $0.6 million from the reduced sales of single premium whole life insurance and lower premiums from the assumed reinsurance blocks.

Net investment income was $12.9 million and $12.7 million for the quarters ended September 30, 2013 and 2012, respectively. There was an increase of $1.5 million of investment income due to a larger invested asset base offset by a decrease in realized gains of $1.2 million compared to the same period last year.

Net operating expenses were $6.1 million and $6.5 million for the quarters ended September 30, 2013 and 2012, respectively. The variance was due to a reduction in commissions and premium taxes.

Benefits and losses incurred were $34.3 million and $39.7 million for the quarter ended September 30, 2013 and 2012, respectively. Life and immediate annuity benefits decreased $2.0 million primarily due to a reduction in reserves from reduced sales. Medicare supplement incurred benefits decreased by $3.1 million from a reduction of policies in force and an improved benefit ratio.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $4.5 million and $3.4 million for the quarters ended September 30, 2013 and 2012, respectively. The variance was primarily a result of increased amortization of annuity DAC and SIA due to the increased in force business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $8.2 million and $7.2 million for the quarters ended September 30, 2013 and 2012, respectively.

AMERCO and Consolidated Entities

Nine Months Ended December 31, 2013 compared with the Nine Months Ended December 31, 2012

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2014 and the first nine months of fiscal 2013:

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,556,787	$1,400,300
Self-storage revenues	133,791	111,825
Self-moving and self-storage products and service sales	183,115	173,399
Property management fees	17,586	15,847
Life insurance premiums	119,708	137,341
Property and casualty insurance premiums	31,052	26,006
Net investment and interest income	59,836	52,973
Other revenue	122,793	76,589
Consolidated revenue	$2,224,668	$1,994,280

Self-moving equipment rental revenues increased $156.5 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013.  Increased truck and trailer transaction volume is the primary factor for the improvement in revenue.  Our ability to serve these additional customers has been made possible through the continued expansion of the rental equipment fleet combined with incremental utilization improvements along with the convenience of additional retail locations.

Self-storage revenues increased $22.0 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013. Average monthly occupancy during the first nine months of fiscal 2014 increased by 2.2 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations, as well as the acquisition of new facilities.  Over the last twelve months, we have added approximately 2.1 million net rentable square feet with 1.8 million of that being added during the first nine months of fiscal 2014.

Sales of self-moving and self-storage products and services increased $9.7 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Life insurance premiums decreased $17.6 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013, primarily attributable to decreases in life insurance premiums and Medicare supplement premiums.

Property and casualty insurance premiums increased $5.0 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013, primarily from policies sold in conjunction with U-Haul rental transactions. As moving transactions have increased this year so have the related premiums.

Net investment and interest income increased $6.9 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013. The Life Insurance operating segment recognized increased investment income due to a larger invested asset base and realized gains compared to the same period last year, which was offset by a decrease in gains on mortgage loan holdings in our Moving and Storage operating segment compared with the same period last year.

Other revenue increased $46.2 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013 primarily from the expansion of new business initiatives including our
U-Box program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,224.7 million for the first nine months of fiscal 2014, as compared with $1,994.3 million for the first nine months of fiscal 2013.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2014 and the first nine months of fiscal 2013. The insurance companies’ first nine months ended September 30, 2013 and 2012.

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$2,034,764	$1,793,224
Earnings from operations before equity in earnings of subsidiaries	512,290	407,567
Property and casualty insurance
Revenues	39,001	32,521
Earnings from operations	16,517	6,991
Life insurance
Revenues	162,604	171,132
Earnings from operations	19,831	12,807
Eliminations
Revenues	(11,701)	(2,597)
Earnings from operations before equity in earnings of subsidiaries	(323)	(218)
Consolidated results
Revenues	2,224,668	1,994,280
Earnings from operations	548,315	427,147

Total costs and expenses increased $109.2 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013. Operating expenses for the Moving and Storage operating segment increased $101.7 million primarily from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense, net of gains on disposal, increased $14.0 million while lease expense decreased $12.7 million as a result of the Company’s shift in financing new equipment on the balance sheet rather than through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $548.3 million for the first nine months of fiscal 2014, as compared with $427.1 million for the first nine months of fiscal 2013.

Interest expense for the first nine months of fiscal 2014 was $70.1 million, compared with $67.7 million for the first nine months of fiscal 2013 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

Income tax expense was $175.1 million for the first nine months of fiscal 2014, compared with $132.6 million for first nine months of fiscal 2013 due to higher pretax earnings for the first nine months of fiscal 2014.

Basic and diluted earnings per common share for the first nine months of fiscal 2014 were $15.50, compared with $11.62 for the first nine months of fiscal 2013.

The weighted average common shares outstanding basic and diluted were 19,554,641 for the first nine months of fiscal 2014, compared with 19,512,974 for the first nine months of fiscal 2013.

Moving and Storage

Nine Months Ended December 31, 2013 compared with the Nine Months Ended December 31, 2012

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2014 and the first nine months of fiscal 2013:

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,558,857	$1,401,483
Self-storage revenues	133,791	111,825
Self-moving and self-storage products and service sales	183,115	173,399
Property management fees	17,586	15,847
Net investment and interest income	11,948	15,038
Other revenue	129,467	75,632
Moving and Storage revenue	$2,034,764	$1,793,224

Self-moving equipment rental revenues increased $157.4 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013. Increased truck and trailer transaction volume is the primary factor for the improvement in revenue.  Our ability to serve these additional customers has been made possible through the continued expansion of the rental equipment fleet combined with incremental utilization improvements along with the convenience of additional retail locations.

Self-storage revenues increased $22.0 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013 due primarily to an increase in the number of rooms rented.  Average monthly occupancy during the first nine months of fiscal 2014 increased by 2.2 million square feet compared to the same period last year.  These occupancy gains have come from a combination of improvements at existing locations as well as the acquisition of new facilities.  Over the last twelve months, we have added approximately 2.1 million net rentable square feet with 1.8 million of that during the first nine months of fiscal 2014.

Sales of self-moving and self-storage products and services increased $9.7 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013.  Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Net investment and interest income decreased $3.1 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013. Gains from mortgage loan holdings decreased at our Moving and Storage operating segment compared with the same period last year and interest income related to the SAC Holdings notes decreased compared to the same period last year.  In June 2013, SAC Holdings made a $10.4 million payment to AMERCO reducing its total outstanding obligations to the Company.

Other revenue increased $53.8 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013 primarily from the expansion of new business initiatives including our
U-Box program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2013	2012
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	203	183
Square footage as of December 31	17,793	15,648
Average monthly number of rooms occupied	159	138
Average monthly occupancy rate based on room count	80.9%	79.1%
Average monthly square footage occupied	14,016	11,795

Total costs and expenses increased $136.8 million during the first nine months of fiscal 2014, compared with the first nine months of fiscal 2013.  Operating expenses increased $101.7 million primarily coming from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $21.9 million and gains from the disposal of property, plant and equipment increased by $8.0 million. Lease expense decreased $12.7 million as a result of the Company’s continued trend in financing new equipment on the balance sheet rather than through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries increased to $512.3 million for the first nine months of fiscal 2014, compared with $407.6 million for the first nine months of fiscal 2013.

Equity in the earnings of AMERCO’s insurance subsidiaries was $23.9 million for the first nine months of fiscal 2014, compared with $12.9 million for the first nine months of fiscal 2013.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $536.2 million for the first nine months of fiscal 2014, compared with $420.5 million for the first nine months of fiscal 2013.

Property and Casualty Insurance

Nine Months Ended September 30, 2013 compared with the Nine Months Ended September 30, 2012

Net premiums were $31.1 million and $26.0 million for the nine months ended September 30, 2013 and 2012, respectively. The increase corresponded with the increased moving and storage transactions at U-Haul.

Net investment income was $7.9 million and $6.5 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was due to a $0.7 million increase in gains on the sale of investments in 2013 and a $0.7 million increase in fixed maturity income due to an increase in invested assets.

Net operating expenses were $13.7 million and $14.7 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease was a result of a $3.9 million charge related to a reinsurance contract in 2012, offset by an increase in commission expense.

Benefits and losses incurred were $8.7 million and $10.8 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease was primarily due to favorable development in the additional liability line of business which resulted in lower reserves.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $16.5 million and $7.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Life Insurance

Nine Months Ended September 30, 2013 compared with the Nine Months Ended September 30, 2012

Net premiums were $119.7 million and $137.3 million for the nine months ended September 30, 2013 and 2012, respectively.  Life premiums decreased $6.1 million primarily due to a reduction in new sales of our single premium whole life product, assumed blocks and a prior year one time increase driven by the recapture of a pre-need block of business. Single premium immediate annuity premiums decreased by $3.8 million from discontinued sales while considerations received from supplementary contracts increased $0.7 million. Medicare supplement premiums decreased by $8.4 million compared to the prior year. Annuity deposits decreased by $149.0 million; these are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $40.4 million and $31.7 million for the nine months ended September 30, 2013 and 2012, respectively. There was an increase of $7.1 million of investment income due to a larger invested asset base. Additionally, a $1.5 million increase in realized gains was recognized on the sale of investments.

Net operating expenses were $18.1 million and $20.4 million for the nine months ended September 30, 2013 and 2012, respectively. The variance was primarily due to reduced Medicare supplement and single premium immediate annuity commissions. A reduction in administrative costs and premium tax expenses has contributed to the variance as well.

Benefits and losses incurred were $110.5 million and $128.6 million for the nine months ended September 30, 2013 and 2012, respectively. A decrease of $7.6 million in life benefits was primarily a result of reduced reserves due to lower sales of single premium whole life product and a prior year one time reserve increase from the recapture of a pre-need block of business. Reserves associated with annuity contracts declined $1.8 million.  Medicare supplement benefits decreased by $10.7 million due to reduced policies in force and lower benefit ratios.  Interest credited to policyholders increased $2.9 million as a result of a larger annuity account value.

Amortization of DAC, SIA and VOBA was $14.2 million and $9.3 million for the nine months ended September 30, 2013 and 2012, respectively. The increase over the prior year was primarily a result of increased amortization of annuity DAC and SIA due to the increased in force business as well as older annuity blocks.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $19.8 million and $12.8 million for the nine months ended September 30, 2013 and 2012, respectively.

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

At December 31, 2013, cash and cash equivalents totaled $601.6 million, compared with $463.7 million on March 31, 2013. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of December 31, 2013 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$571,420	$5,601	$24,594
Other financial assets	236,349	413,469	1,128,135
Debt obligations	1,862,869	–	–

(a) As of September 30, 2013

At December 31, 2013, our Moving and Storage operating segment had additional cash available under existing credit facilities of $75.0 million.

Net cash provided by operating activities decreased $15.0 million in the first nine months of fiscal 2014 compared with fiscal 2013 primarily due to repayments of $127.3 million of the notes and interest receivables with SAC Holdings in fiscal 2013 that did not recur this year.  Excluding this amount, operating cash flows increased by $112.3 million due largely to an increase in net earnings.

Net cash used in investing activities increased $63.5 million in the first nine months of fiscal 2014, compared with fiscal 2013. Purchases of property, plant and equipment, which are reported net of cash from leases, increased $210.1 million. Cash from the sales of property, plant and equipment increased $47.2 million largely due to an increase in truck sales. The Life Insurance operating segment had a decrease in net cash used for investing of $122.9 million due to a decline in new annuity deposits.

Net cash provided by financing activities decreased $13.4 million in the first nine months of fiscal 2014, as compared with fiscal 2013. Net annuity deposits at the Life Insurance operating segment decreased $160.1 million and principal and capital lease payments increased $23.0 million in the first nine months of fiscal 2014. Conversely, cash from new borrowings increased $71.7 million in fiscal 2014 compared to fiscal 2013. Additionally, the first nine months of fiscal 2013 included a $97.4 million common stock dividend payment with no similar dividend payment during the first nine months of fiscal 2014

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2014, we will reinvest in our truck and trailer rental fleet approximately $470 million, net of equipment sales excluding any lease buyouts. Through the first nine months of fiscal 2014, we have invested, net of sales, approximately $309 million of this projected amount before any lease buyouts in our truck and trailer fleet. Fleet investments in fiscal 2014 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2014 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first nine months of fiscal 2014, we invested approximately $256 million in real estate acquisitions, new construction and renovation and repair. For the remainder of fiscal 2014, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $476.2 million and $255.9 million for the first nine months of fiscal 2014 and 2013, respectively. The components of our net capital expenditures are provided in the following table:

	Nine Months Ending December 31,
	2013	2012
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$512,414	$421,912
Equipment lease buyouts	33,920	49,874
Purchases of real estate, construction and renovations	256,444	130,331
Other capital expenditures	42,484	33,058
Gross capital expenditures	845,262	635,175
Less: Lease proceeds	(154,969)	(212,335)
Less: Sales of property, plant and equipment	(214,078)	(166,904)
Net capital expenditures	476,215	255,936

The Moving and Storage operating segment continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, our Property and Casualty Insurance operating segment’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

We believe that stockholders equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Our Property and Casualty operating segment stockholder’s equity was $144.6 million and $136.9 million at September 30, 2013 and December 31, 2012, respectively. The increase resulted from net earnings of $10.7 million and a decrease in other comprehensive income of $3.0 million. Our Property and Casualty Insurance operating segment does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Our Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Our Life Insurance operating segment’s net deposits for the nine months ended September 30, 2013 were $85.5 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, our Life Insurance’s operating segment funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Our Life Insurance operating segment’s stockholder’s equity was $228.2 million and $242.7 million at September 30, 2013 and December 31, 2012, respectively. The decrease resulted from net earnings of $13.1 million and a decrease in other comprehensive income of $27.6 million. Our Life Insurance operating segment has not historically used debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $530.7 million and $580.9 million for the first nine months of fiscal 2014 and 2013, respectively primarily due to repayments of $127.3 million of the notes and interest receivables with SAC Holdings in fiscal 2013 that did not recur this year.  Excluding this prior year repayment, operating cash flows increased $77.1 million largely due to an increase in net earnings.

Property and Casualty Insurance

Net cash provided by operating activities were $7.0 million and $4.2 million for the first nine months ended September 30, 2013 and 2012, respectively. The increase in cash provided was primarily due to an increase in premium income.

Our Property and Casualty Insurance operating segment’s cash, cash equivalents and short-term investment portfolio amounted to $21.9 million and $45.2 million at September 30, 2013 and December 31, 2012, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow our Property and Casualty Insurance operating segment to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided (used) by operating activities were $23.6 million and ($8.8) million for the first nine months ended September 30, 2013 and 2012, respectively. The increase in cash provided was primarily attributable to the decrease in commission expense from the reduction in annuity sales and the increase in net investment income from the increased investment asset base.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through our Life Insurance operating segment’s short-term portfolio. At September 30, 2013 and December 31, 2012, cash, cash equivalents and short-term investments amounted to $43.5 million and $34.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At December 31, 2013, we had cash availability under existing credit facilities of $75.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At December 31, 2013, we had $1.1 million of available-for-sale assets classified in Level 3.

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

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2020. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $96.9 million of residual values at December 31, 2013 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $226.3 million at December 31, 2013.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $20.8 million and $19.1 million from the above mentioned entities during the first nine months of fiscal 2014 and 2013, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant stockholder and director of AMERCO and an estate planning trust benefitting Shoen children also have an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.0 million in the first nine months of both fiscal 2014 and 2013. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At December 31, 2013, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $39.7 million and $34.6 million in commissions pursuant to such dealership contracts during the first nine months of fiscal 2014 and 2013, respectively.

During the first nine months of fiscal 2014, subsidiaries of ours held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $5.4 million and $6.4 million, and received cash interest payments of $15.6 million and $10.7 million, from SAC Holdings during the first nine months of fiscal 2014 and 2013, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2014 was $72.4 million and the aggregate notes receivable balance at December 31, 2013 was $71.7 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2017 and 2019.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $23.5 million, expenses of $2.0 million and cash flows of $36.5 million during the first nine months of fiscal 2014. Revenues and commission expenses related to the Dealer Agreements were $181.5 million and $39.7 million, respectively during the first nine months of fiscal 2014.

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

With respect to our storage business, we have added new locations and expanded at existing locations. In fiscal 2014, we are actively looking to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box program throughout fiscal 2014.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors set forth in the section entitled Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as well as the following: our ability to operate pursuant to the terms of our credit facilities; our ability to maintain contracts that are critical to our operations; the costs and availability of financing; our ability to execute our business plan; our ability to attract, motivate and retain key employees; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; our ability to refinance our debt; changes in government regulations, particularly environmental regulations; our credit ratings; the availability of credit; changes in demand for our products; changes in the general domestic economy; the degree and nature of our competition; the resolution of pending litigation against us; changes in accounting standards and other factors described in this Quarterly Report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this Quarterly Report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate

$226,666		$(33,185)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
9,250		(51)	2/12/2007	2/10/2014	5.24%	1 Month LIBOR
6,196		(56)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
6,200		(73)	3/12/2007	3/10/2014	4.99%	1 Month LIBOR
7,400	(a)	(327)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
7,285		(371)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
11,317		(663)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
6,101	(a)	(211)	3/30/2009	3/30/2016	2.24%	1 Month LIBOR
7,125	(a)	(241)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
15,625	(a)	(538)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
30,000	(a)	(483)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
12,250	(a)	(161)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
12,665	(b)	7	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
18,750		109	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
36,000		782	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of December 31, 2013, we had $530.9 million of variable rate debt obligations and $12.7 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $1.3 million annually (after consideration of the effect of the above derivative contracts.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.7% and 6.2% of our revenue was generated in Canada during the first nine months of fiscal 2014 and 2013, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on September 5, 2013, file no. 1-11255
4.1	Twenty-third Supplemental Indenture, dated November 26, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on November 26, 2013, file no. 1-11255
10.1	Amended and Restated Property Management Agreement among Three-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.2	Amended and Restated Property Management Agreement among Three-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.3	Amended and Restated Property Management Agreement among Three-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.4	Amended and Restated Property Management Agreement among Three-D SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255

10.5	Amended and Restated Property Management Agreement among Galaxy One SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date February 5, 2014	/s/ Edward J. Shoen
Edward J. Shoen President and Chairman of the Board (Duly Authorized Officer)

Date February 5, 2014	/s/ Jason A. Berg
Jason A. Berg Chief Accounting Officer (Principal Financial Officer)