Form 10-K
period 2014-03-31
AMERCO /NV/
filed 2014-05-28
CIK 4457

United States Securities and exchange commission

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]Annual Report Pursuant to Section 13 or 15(d) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X]  No [ ]

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

Large accelerated filer [X]   Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2013 was $902,836,527. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at May 23, 2014.

Documents incorporated by reference: portions of AMERCO’s definitive proxy statement for the 2014 annual meeting of stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2014, are incorporated by reference into Part III of this report.

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

We were founded in 1945 as a sole proprietorship under the name "U-Haul Trailer Rental Company" and have rented trailers ever since. Starting in 1959, we rented trucks on a one-way and in-town basis exclusively through independent U-Haul dealers. In 1974, we began developing our network of U-Haul managed retail stores, through which we rent our trucks and trailers, self-storage rooms and portable moving and storage pods and sell moving and self-storage products and services to complement our independent dealer network.

We rent our distinctive orange and white U-Haul trucks and trailers as well as offer self-storage rooms through a network of approximately 1,540 Company operated retail moving stores and approximately 17,400 independent U-Haul dealers. We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our eMove® web site.

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

Through Repwest Insurance Company (“Repwest”) and ARCOA risk retention group ("ARCOA"), our property and casualty insurance subsidiary, we manage the property, liability and related insurance claims processing for U-Haul. Oxford Life Insurance Company (“Oxford”), our life insurance subsidiary, sells life insurance, Medicare supplement insurance, annuities and other related products to the senior market.

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

As of March 31, 2014, our rental fleet consisted of approximately 127,000 trucks, 98,000 trailers and 37,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving stores and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul rentals.

Our rental truck chassis are manufactured by domestic truck manufacturers. These chassis are joined with the U-Haul designed and manufactured van boxes primarily at U-Haul operated manufacturing and assembly facilities strategically located throughout the United States. U-Haul rental trucks feature our proprietary Lowest DeckSM, which provides our customers with extra ease of loading. The loading ramps on our trucks are the widest in the industry, which reduce the effort needed to move belongings. Our trucks are fitted with convenient, padded rub rails with tie downs on every interior wall. Our Gentle Ride SuspensionSM helps our customers safely move delicate and prized possessions. Also, the engineers at our U-Haul Technical Center determined that the softest ride in our trucks was at the front of the van box. Consequently, we designed the part of the van box that hangs over the front cab of the truck to be the location for our customers to place their most fragile items during their move. We call this area Mom’s AtticSM.

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

U-Haul has one of North America’s largest propane refilling networks, with over 1,085 locations providing this convenient service. We employ trained, certified personnel to refill all propane cylinders and alternative fuel vehicles. Our network of propane dispensing locations is one of the largest automobile alternative refueling networks in North America.

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. We operate over 1,220 self-storage locations in North America, with nearly 467,000 rentable rooms comprising 42.1 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our U-Box® program.  A U-Box moving and storage pod is delivered to a location of our customer’s choosing either by the customers themselves through the use of a U-Box trailer or by Company personnel. Once the U-Box moving and storage pod is filled, it can be stored at the customer’s location, or taken to any of our Company operated locations, a participating independent dealer, or moved to a location of the customer’s choice.

Additionally, we offer moving and storage protection packages such as Safemove and Safetow. These programs provide moving and towing customers with a damage waiver, cargo protection and medical and life insurance coverage. Safestor provides protection for storage customers from loss on their goods in storage. For our customers who desire additional coverage over and above the standard Safemove protection, we also offer our Safemove Plus product. This package provides the rental customer with a layer of primary liability protection.

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

Through the eMove Storage Affiliate Program, independent storage businesses can join the world’s largest self-storage reservation system. Self-storage customers making a reservation through eMove can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs. For the independent storage operator, our network gives them access to products and services allowing them to compete with larger operators more cost effectively.

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

Net revenue from our Moving and Storage operating segment was approximately 90.6%, 89.1% and 85.8% of consolidated net revenue in fiscal 2014, 2013 and 2012, respectively.

During fiscal 2014, the Company placed approximately 37,500 new trucks in service. These additions and replacements to the fleet were a combination of U-Haul manufactured vehicles and purchases. Typically as new trucks are added to the fleet the Company removes older trucks from the fleet. The total number of rental trucks in the fleet increased during fiscal 2014 as the pace of new additions was greater than those trucks removed for retirement and sale.

Within our truck and trailer rental operation we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul maximizes vehicle utilization by effective distribution of the truck and trailer fleets among the approximately 1,540 Company operated stores and approximately 17,400 independent dealers. Utilizing its proprietary reservations management system, the Company’s centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Approximately 54% of all U-Move rental revenue originates from the Company operated centers.

At our owned and operated retail stores we are implementing new initiatives to improve customer service. These initiatives include improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effective marketing of our broad line of self-moving related products and services, maintaining longer hours of operation to provide more convenience to our customers, and enhancing our ability to properly staff locations during our peak hours of operations by attracting and retaining “moonlighters” (part-time U-Haul employees with full-time jobs elsewhere) during our peak hours of operation.

Our self-moving related products and services, such as boxes, pads and insurance, help our customers have a better moving experience and help them to protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

Our self-storage business operations consist of the rental of self-storage rooms, portable storage pods, sales of self-storage related products, the facilitation of sales of services, and the management of self-storage facilities owned by others.

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates nearly 467,000 storage rooms, comprising 42.1 million square feet of storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s owned and managed self-storage facility locations range in size up to 204,000 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

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

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment provides loss adjusting and claims handling for U-Haul through regional offices across North America. Our Property and Casualty Insurance operating segment also underwrites components of the Safemove, Safetow, Safemove Plus and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for the Property and Casualty Insurance operating segment includes offering property and casualty products in other U-Haul related programs.

Net revenue from our Property and Casualty Insurance operating segment was approximately 1.8%, 1.9% and 1.6% of consolidated net revenue in fiscal 2014, 2013 and 2012, respectively.

Life Insurance Operating Segment

Our Life Insurance operating segment provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from our Life Insurance operating segment was approximately 7.6%, 9.0% and 12.6% of consolidated net revenue in fiscal 2014, 2013 and 2012, respectively.

Employees

As of March 31, 2014, we employed over 24,300 people throughout North America with approximately 98% of these employees working within our Moving and Storage operating segment and approximately 55% of these employees working on a part-time basis.

Sales and Marketing

We promote U-Haul brand awareness through direct and co-marketing arrangements. Our direct marketing activities consist of web based advertising, print and yellow pages as well as trade events, movie cameos of our rental fleet and boxes, and industry and consumer communications. We believe that our rental equipment is our best form of advertisement. We support our independent U-Haul dealers through advertising of U-Haul moving and self-storage rentals, products and services.

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

Competition

Moving and Storage Operating Segment

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. Generally speaking, we consider there to be two distinct users of rental trucks: commercial and “do-it-yourself” residential users. We primarily focus on the “do-it-yourself” residential user. Within this segment, we believe the principal competitive factors are convenience of rental locations, availability of quality rental moving equipment, breadth of essential products and services, and total cost to the user. Our major national competitors in both the In-Town and one-way moving equipment rental market are Avis Budget Group, Inc. and Penske Truck Leasing. Additionally, we have numerous local competitors throughout North America who compete with us in the In-Town market.

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

Recent Developments

Financial Strength Ratings

In May 2014, A.M. Best upgraded the financial strength rating for Oxford to A- (Excellent) with a stable outlook.

Repwest maintains a B (Fair) financial strength rating with a stable outlook.

Financial Data of Segment and Geographic Areas

For financial data of our segments and geographic areas please see Note 22, Financial Information by Geographic Area and Note 22A, Consolidating Financial Information by Industry Segment to our Notes to Consolidated Financial Statements.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements may include, but are not limited to, projections of revenues, earnings or loss, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets the impact of our compliance with environmental laws and cleanup costs, our used vehicle disposition strategy, the sufficiency of our capital resources and the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the risk factors enumerated below under the heading “Risk Factors” and other factors described in this Annual Report or the other documents we file with the SEC. These factors, the following disclosures, as well as other statements in this Annual Report and in the Notes to Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

We are highly leveraged.

As of March 31, 2014, we had total debt outstanding of $1,942.4 million and total undiscounted operating lease commitments of $145.5 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways among other considerations:

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

Another important aspect of our fleet rotation program is the sale of used rental equipment. The sale of used equipment provides us with funds that can be used to purchase new equipment. Conditions may arise that could lead to the decrease in resale values for our used equipment. This could have a material adverse effect on our financial results, which could result in substantial losses on the sale of equipment and decreases in cash flows from the sales of equipment.

We obtain our rental trucks from a limited number of manufacturers.

Over the last twenty years, we purchased the majority of our rental trucks from Ford Motor Company and General Motors Corporation. Our fleet can be negatively affected by issues our manufacturers may face within their own supply chain. Also, it is possible that our suppliers may face financial difficulties or organizational changes which could negatively impact their ability to accept future orders or fulfill existing orders. The cost of acquiring new rental trucks could increase materially and negatively affect our ability to rotate new equipment into the fleet. Although we believe that we could contract with alternative manufacturers for our rental trucks, we cannot guarantee or predict how long that would take. In addition, termination of our existing relationship with these suppliers could have a material adverse effect on our business, financial condition or results of operations for an indefinite period of time.

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

As of March 31, 2014, Edward J. Shoen, President and Chairman of the Board of AMERCO, James P. Shoen, a director of AMERCO, and Mark V. Shoen collectively are the owners of 9,139,075 shares (approximately 46.6%) of the outstanding common stock of AMERCO. In addition, Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan (Trustee of the Shoen Irrevocable Trusts) and David L. Holmes (Successor Trustee of the Irrevocable “C” Trusts) (collectively, the “Reporting Persons”) are parties to a stockholder agreement dated June 30, 2006 in which the Reporting Persons agreed to vote as one as provided in the agreement (the “Stockholder Agreement”).  Pursuant to the Stockholder Agreement, a collective 10,897,798 shares (approximately 55.6%) of the Company’s common stock are voted at the direction of a majority in interest of the Reporting Persons.  For additional information, refer to the Schedule 13Ds filed on July 13, 2006, March 9, 2007, June 26, 2009 and on May 1, 2013 with the SEC. In addition, 1,352,226 shares (approximately 6.9%) of the outstanding common stock of AMERCO are held by our Employee Savings and Employee Stock Ownership Trust.

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

We bear certain risks related to our notes receivable from SAC Holding and Private Mini.

At March 31, 2014, we held $137.0 million of notes receivable from SAC Holding and Private Mini Storage Realty, L.P. (“Private Mini”), which consist of junior unsecured notes. These entities are highly leveraged with significant indebtedness to others. If SAC Holding or Private Mini are unable to meet their obligations to their senior lenders, it could trigger a default of their obligations to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral of SAC Holding and Private Mini is inadequate to repay their senior lenders and our junior unsecured notes. We cannot assure you that SAC Holding or Private Mini will not default on their loans to their senior lenders or that the value of their assets upon liquidation would be sufficient to repay us in full.

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

Our operations can be limited by land-use regulations.  Zoning choices enacted by individual municipalities across North America may limit our ability to serve certain markets with our products and services.

A significant portion of our revenues are generated through third-parties

Our business plan relies upon a network of independent dealers strategically placed throughout North America.  As of March 31, 2014 we had approximately 17,400 independent equipment rental dealers.  In fiscal 2014 approximately 45% of our equipment rental revenues were generated through this network.

Our inability to maintain this network or its current cost structure could inhibit our ability to adequately serve our customers and may negatively affect our results of operations and financial position.

We face liability risks associated with the operation of our rental fleet

The business of renting moving and storage equipment to customers exposes us to liability claims including property damage, personal injury and even death.  We seek to limit the occurrence of such events through the design of our equipment, communication of its proper use and exhaustive repair and maintenance schedules.  Regardless, accidents still occur and we manage the financial risk of these events through third party insurance carriers.   While these excess loss insurance policies are available today at reasonable costs, this could change and could negatively affect our results of operations and financial position.

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

Our information systems are largely Internet-based, including our point-of-sale reservation system, payment processing and telephone systems.  While our reliance on this technology lowers our cost of providing service and expands our abilities to better serve customers, it exposes us to various risks including natural and man-made disasters and cyber-attacks.  We have put into place extensive security protocols, backup systems and alternative procedures to mitigate these risks.  However, disruptions or breaches, detected or undetected by us, for any period of time in any portion of these systems could adversely affect our results of operations and financial condition, inflict reputational damage and result in litigation with third parties.

A.M. Best financial strength ratings are crucial to our life insurance business.

In May 2014, A.M. Best upgraded the financial strength rating for Oxford and Christian Fidelity Life Insurance Company (“CFLIC”) to A- with a stable outlook and affirmed the financial strength rating for North American Insurance Company (“NAI”) of B++ with a stable outlook. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

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

At December 31, 2013, Repwest reported $3.3 million of reinsurance recoverables, net of allowances and $136.5 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $71.1 million.

Item 1B. Unresolved Staff Comments

To our knowledge, we have no unresolved staff comments as of March 31, 2014.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate approximately 1,540 U-Haul retail centers of which 481 are managed for other owners, and operates 11 manufacturing and assembly facilities. We also operate 133 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of our Moving and Storage operating segment.

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

Other

We are named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion, none of these other matters will individualy have a material effect on our financial position and results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

Part ii

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of May 1, 2014, there were approximately 3,400 holders of record of our common stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings. AMERCO’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “UHAL”.

The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	Years Ended March 31,
	2014		2013
	High	Low	High	Low
First quarter	$182.77	$150.24	$106.71	$75.41
Second quarter	192.17	158.23	109.83	87.26
Third quarter	240.40	184.01	126.89	98.74
Fourth quarter	244.69	210.00	178.70	128.42

Dividends

AMERCO does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances.

On December 4, 2013, the Company declared a cash dividend on its Common Stock of $1.00 per share to holders of record on January 10, 2014.  The dividend was paid on February 14, 2014.

On November 7, 2012, the Company declared a cash dividend on its Common Stock of $5.00 per share to holders of record on November 19, 2012. The dividend was paid on November 30, 2012.

On December 7, 2011, the Company declared a cash dividend on its Common Stock of $1.00 per share to holders of record on December 23, 2011. The dividend was paid on January 3, 2012.

See Note 21, Statutory Financial Information of Insurance Subsidiaries of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock for the period March 31, 2009 through March 31, 2014 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2009 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on NASDAQ on March 31, 2010, 2011, 2012, 2013 and 2014.

Fiscal years ended March 31:	2009	2010	2011	2012	2013	2014

AMERCO	$100	$162	$289	$318	$547	$735
Dow Jones US Total Market	100	149	172	181	203	243
Dow Jones US Transportation Average	100	163	197	196	233	282

Item 6.Selected Financial Data

The following selected financial data should be read in conjunction with the MD&A, and the Consolidated Financial Statements and related notes in this Annual Report.

Listed below is selected financial data for AMERCO and consolidated subsidiaries for each of the last five years:

	Years Ended March 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$1,955,423	$1,767,520	$1,678,256	$1,547,015	$1,419,726
Self-storage revenues	181,794	152,660	134,376	120,698	110,369
Self-moving and self-storage products and service sales	234,187	221,117	213,854	205,570	198,785
Property management fees	24,493	24,378	23,266	22,132	21,632
Life insurance premiums	157,919	178,115	277,562	206,992	134,345
Property and casualty insurance premiums	41,052	34,342	32,631	30,704	27,625
Net investment and interest income	79,591	82,903	73,552	62,745	60,989
Other revenue	160,793	97,552	78,530	55,503	39,534
Total revenues	2,835,252	2,558,587	2,512,027	2,251,359	2,013,005

Operating expenses	1,288,481	1,170,568	1,093,190	1,026,577	1,022,061
Commission expenses	252,525	228,124	212,190	190,981	169,104
Cost of sales	127,270	107,216	116,542	106,024	104,049
Benefits and losses	156,702	180,676	320,191	200,513	132,105
Amortization of deferred policy acquisition costs	19,982	17,376	13,791	9,494	7,569
Lease expense	100,466	117,448	131,215	150,809	156,951
Depreciation, net of (gains) losses on disposals (b)	259,612	237,996	208,901	189,266	227,629
Total costs and expenses	2,205,038	2,059,404	2,096,020	1,873,664	1,819,468

Earnings from operations	630,214	499,183	416,007	377,695	193,537
Interest expense	(92,692)	(90,696)	(90,371)	(88,381)	(93,347)
Pretax earnings	537,522	408,487	325,636	289,314	100,190
Income tax expense	(195,131)	(143,779)	(120,269)	(105,739)	(34,567)
Net earnings	342,391	264,708	205,367	183,575	65,623
Less: Excess of redemption value over carrying value of preferred shares redeemed	–	–	(5,908)	(178)	388
Less: Preferred stock dividends (a)	–	–	(2,913)	(12,412)	(12,856)
Earnings available to common shareholders	$342,391	$264,708	$196,546	$170,985	$53,155
Basic and diluted earnings per common share	$17.51	$13.56	$10.09	$8.80	$2.74
Weighted average common shares outstanding: Basic and diluted	19,558,758	19,518,779	19,476,187	19,432,781	19,386,791
Cash dividends declared and accrued Preferred stock (a)	$–	$–	$2,913	$12,412	$12,856

Balance Sheet Data:
Property, plant and equipment, net	$3,409,211	$2,755,054	$2,372,365	$2,094,573	$1,948,388
Total assets	5,998,978	5,306,601	4,654,051	4,191,433	3,762,454
Notes, loans and leases payable	1,942,359	1,661,845	1,486,211	1,397,842	1,347,635
Stockholders' equity	1,527,368	1,229,259	1,035,820	993,020	812,911

(a) Fiscal 2012, 2011 and 2010 reflect eliminations of $0.3 million, $0.6 million and $0.1 million, respectivley paid to affiliates.
(b) (Gains) losses were ($33.6) million, ($22.5) million, ($20.9) million, ($23.1) million and ($2.0) million for fiscal 2014, 2013, 2012, 2011 and 2010, respectively.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2014 compared with fiscal 2013, and for fiscal 2013 compared with fiscal 2012 which are followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for fiscal 2015.

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

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2013, 2012 and 2011 correspond to fiscal 2014, 2013 and 2012 for AMERCO.

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

See Note 1, Basis of Presentation, Note 22, Financial Information by Geographic Area and Note 22A, Consolidating Financial Information by Industry Segment of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data of this Annual Report.

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

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment provides loss adjusting and claims handling for U-Haul through regional offices across North America. Our Property and Casualty Insurance operating segment also underwrites components of the Safemove, Safetow, Safemove Plus and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for our Property and Casualty Insurance operating segment includes offering property and casualty products in other U-Haul related programs.

Life Insurance Operating Segment

Our Life Insurance operating segment provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with the generally accepted accounting principles (“GAAP”) in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Note 3, Accounting Policies of the Notes to Consolidated Financial Statements in Item 8: Financial Statements and Supplementary Data in this Annual Report summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of the need to estimate matters that are inherently uncertain.

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

Due to the nature of the underlying risks and high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle these liabilities cannot be precisely determined and may vary significantly from the estimated liability, especially for long-tailed casualty lines of business such as excess workers’ compensation.  As a result of the long-tailed nature of the excess workers’ compensation policies written by Repwest during 1983 through 2001, and similar policies assumed by Repwest during 2001 through 2003, it may take a number of years for claims to be fully reported and finally settled.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. We recognized other-than-temporary impairments of $0.1 million for fiscal 2012. There were no write downs in fiscal 2013 and 2014, respectively.

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

Financial Strength Ratings

In May 2014, A.M. Best upgraded the financial strength rating for Oxford to A- (Excellent) with a stable outlook.

Adoption of New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. We adopted ASU 2013-02 in the first quarter of fiscal 2014 and it did not have a material impact on our financial statements.

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

AMERCO and Consolidated Subsidiaries

Fiscal 2014 Compared with Fiscal 2013

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2014 and fiscal 2013:

	Year Ended March 31,
	2014	2013
	(In thousands)
Self-moving equipment rentals	$1,955,423	$1,767,520
Self-storage revenues	181,794	152,660
Self-moving and self-storage products and service sales	234,187	221,117
Property management fees	24,493	24,378
Life insurance premiums	157,919	178,115
Property and casualty insurance premiums	41,052	34,342
Net investment and interest income	79,591	82,903
Other revenue	160,793	97,552
Consolidated revenue	$2,835,252	$2,558,587

Self-moving equipment rental revenues increased $187.9 million for fiscal 2014, compared with fiscal 2013. The convenience provided to our customers through additional company operated locations and our growing independent dealer network, combined with the expansion of the equipment rental contributed to the increase in rental transactions.  An increase in both In-Town and one-way transactions across our truck, trailer and towing device fleets resulted in the growth in revenues. Our focus continues to be on improving the rental experience for our customers through the availability of equipment, convenient access to rental locations and ease of the rental process.

Self-storage revenues increased $29.1 million for fiscal 2014, compared with fiscal 2013.  Average monthly occupancy for fiscal 2014 increased by 2.1 million square feet compared with fiscal 2013.  These occupancy gains came from a combination of improvements at existing locations as well as the acquisition of new facilities.  During fiscal 2014 we added approximately 2.1 million net rentable square feet.

Sales of self-moving and self-storage products and services increased $13.1 million for fiscal 2014, compared with fiscal 2013.  We earned increases from the sale of moving supplies, towing accessories and installation as well as propane.

Life insurance premiums decreased $20.2 million for fiscal 2014, compared with fiscal 2013, primarily attributable to decreases in life insurance premiums and Medicare supplement premiums.

Property and casualty insurance premiums increased $6.7 million for fiscal 2014, compared with fiscal 2013 primarily from policies sold in conjunction with U-Haul rental transactions. As moving transactions increased this year so did the sales of insurance products related to these transactions.

Net investment and interest income decreased $3.3 million for fiscal 2014, compared with fiscal 2013.  Increases at the Life Insurance operating segment from a larger invested asset base were more than offset by a decrease in gains related to the Company’s mortgage loan portfolio.

Other revenue increased $63.2 million for fiscal 2014, compared with fiscal 2013 primarily from the expansion of new business initiatives including our U-Box program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,835.3 million for fiscal 2014 as compared with $2,558.6 million for fiscal 2013.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2014 and 2013. The insurance companies’ years ended December 31, 2013 and 2012.

	Year Ended March 31,
	2014	2013
	(In thousands)
Moving and storage
Revenues	$2,571,950	$2,282,342
Earnings from operations before equity in earnings of subsidiaries	584,681	462,328
Property and casualty insurance
Revenues	51,644	48,200
Earnings from operations	19,332	14,194
Life insurance
Revenues	215,528	231,490
Earnings from operations	26,671	22,955
Eliminations
Revenues	(3,870)	(3,445)
Earnings from operations before equity in earnings of subsidiaries	(470)	(294)
Consolidated Results
Revenues	2,835,252	2,558,587
Earnings from operations	630,214	499,183

Total costs and expenses increased $145.6 million for fiscal 2014 as compared to fiscal 2013. Our Life Insurance operating segment decreased $19.7 million primarily due to reduced reserves and declines in Medicare supplement benefits.

Total costs and expenses at the Moving and Storage operating segment increased $167.3 million for fiscal 2014 as compared to fiscal 2013. Operating expenses increased $118.2 million primarily from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense, net, increased $21.6 million while lease expense decreased $17.0 million as a result of the Company’s continued focus in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $630.2 million for fiscal 2014, compared with $499.2 million for fiscal 2013.

Interest expense for fiscal 2014 was $92.7 million, compared with $90.7 million for fiscal 2013 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

Income tax expense was $195.1 million for fiscal 2014, compared with $143.8 million for fiscal 2013. The increase was due to higher pretax earnings for fiscal 2014.

As a result of the above mentioned items, earnings available to common shareholders were $342.4 million for fiscal 2014, compared with $264.7 million for fiscal 2013.

Basic and diluted earnings per common share for fiscal 2014 were $17.51, compared with $13.56 for fiscal 2013.

The weighted average common shares outstanding basic and diluted were 19,558,758 for fiscal 2014, compared with 19,518,779 for fiscal 2013.

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

Self-storage revenues increased $18.3 million for fiscal 2013, compared with fiscal 2012.  Average monthly occupancy for fiscal 2013 increased by 1.6 million square feet compared with fiscal 2012.  These occupancy gains came from a combination of improvements at existing locations as well as the acquisition of new facilities.  During fiscal 2013 we added approximately 2.1 million net rentable square feet.

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

Property and casualty insurance premiums increased $1.7 million for fiscal 2013, compared with fiscal 2012 primarily from policies sold in conjunction with U-Haul rental transactions. As moving transactions increased in fiscal 2013 so did the related premiums.

Net investment and interest income increased $9.4 million for fiscal 2013, compared with fiscal 2012.  Realized gains from mortgage loans held for investment were approximately $13.2 million.  The Life Insurance operating segment reported additional increases resulting from a larger invested asset portfolio.  Partially offsetting this was a decrease resulting from the first quarter of fiscal 2013 SAC Holdings repayment to AMERCO of $127.3 million for notes and interest outstanding. These notes carried interest rates of 9% and the loss of this yield caused an $11.0 million decline in interest income for fiscal 2013.

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

Total costs and expenses decreased $36.6 million for fiscal 2013 as compared to fiscal 2012. Our Life Insurance operating segment reported a $88.6 million decrease primarily due to the decline in business acquisitions. Our Property and Casualty Insurance operating segment reported $45.0 million of the decrease. Also, in the third quarter of fiscal 2012 we recorded a $48.3 million of charges related to excess workers’ compensation reserves and reinsurance contracts; these charges did not recur in fiscal 2013.

Offsetting the decreases discussed above, total costs and expenses at the Moving and Storage operating segment increased $95.9 million for fiscal 2013 as compared to fiscal 2012. Operating expenses increased $74.9 million primarily from spending on personnel, accruals for liability costs, legal expense, property taxes and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Cost of sales declined due to a reduction in the price of propane combined with a reduction in the volume purchased. Depreciation expense, net, increased $29.1 million while lease expense decreased $14.8 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

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

Moving and Storage

Fiscal 2014 Compared with Fiscal 2013

Listed below are revenues for the major product lines at our Moving and Storage operating segment for fiscal 2014 and fiscal 2013:

	Year Ended March 31,
	2014	2013
	(In thousands)
Self-moving equipment rentals	$1,958,209	$1,769,058
Self-storage revenues	181,794	152,660
Self-moving and self-storage products and service sales	234,187	221,117
Property management fees	24,493	24,378
Net investment and interest income	15,212	18,622
Other revenue	158,055	96,507
Moving and Storage revenue	$2,571,950	$2,282,342

Self-moving equipment rental revenues increased $189.2 million for fiscal 2014, compared with fiscal 2013. The convenience provided to our customers through additional company operated locations and our expanding independent dealer network, combined with the expansion of the equipment rental fleet contributed to the increase in rental transactions.  An increase in both In-Town and one-way transactions across our truck, trailer and towing device fleets resulted in the growth in revenues. Our focus continues to be on improving the rental experience for our customers through the availability of equipment, convenient access to rental locations and ease of the rental process.

Self-storage revenues increased $29.1 million for fiscal 2014, compared with fiscal 2013.  Average monthly occupancy for fiscal 2014 increased by 2.1 million square feet compared with fiscal 2013.  These occupancy gains came from a combination of improvements at existing locations as well as the acquisition of new facilities.  During fiscal 2014 we added approximately 2.1 million net rentable square feet.

Sales of self-moving and self-storage products and services increased $13.1 million for fiscal 2014, compared with fiscal 2013.  We earned increases from the sale of moving supplies, towing accessories and installation as well as propane.

Net investment and interest income decreased $3.4 million for fiscal 2014, compared with fiscal 2013.  Gains from mortgage loan holdings and interest income related to the SAC Holdings notes declined compared with the same period last year. In June 2013, SAC Holdings made a $10.4 million payment to AMERCO reducing its total outstanding obligations to the Company.

Other revenue increased $61.5 million for fiscal 2014, compared with fiscal 2013 primarily from the expansion of new business initiatives including our U-Box program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2014	2013
	(In thousands, except occupancy rate)
Room count as of March 31	207	186
Square footage as of March 31	18,164	16,034
Average monthly number of rooms occupied	160	139
Average monthly occupancy rate based on room count	80.5%	78.7%
Average monthly square footage occupied	14,148	11,999

Total costs and expenses increased $167.3 million for fiscal 2014 as compared to fiscal 2013. Operating expenses increased $118.2 million primarily from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $32.7 million and gains from the disposal of property, plant and equipment increased by $11.1 million. Lease expense decreased $17.0 million as a result of the Company’s continued focus towards financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries increased to $584.7 million for fiscal 2014 as compared with $462.3 million for fiscal 2013.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $5.8 million for fiscal 2014, compared with fiscal 2013.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $614.7 million for fiscal 2014, compared with $486.6 million for fiscal 2013.

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

Self-storage revenues increased $18.3 million for fiscal 2013, compared with fiscal 2012.  Average monthly occupancy for fiscal 2013 increased by 1.6 million square feet compared with fiscal 2012.  These occupancy gains came from a combination of improvements at existing locations as well as the acquisition of new facilities.  During fiscal 2013 we added approximately 2.1 million net rentable square feet.

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

Net investment and interest income decreased $8.5 million for fiscal 2013 as compared to fiscal 2012. During the first quarter of fiscal 2013, SAC Holdings repaid AMERCO $127.3 million for notes and interest outstanding. These notes carried interest rates of 9% and the loss of this yield caused a $11.0 million decline in interest income for fiscal 2013 as compared to fiscal 2012.  This decline was partially offset by gains from mortgage loans held for investment at the Moving and Storage operating segment.

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

During the third quarter of fiscal 2013 Hurricane Sandy struck the Northeastern portion of the United States interrupting business at approximately 100 stores. All of these stores were operational within a few days, but for the most part, required some additional time to reach full operational strength. We estimated losses related to destroyed rental equipment of approximately $0.8 million and this was recorded as an expense in the third quarter. We maintain property and business interruption insurance coverage with independent third parties to mitigate the financial impact of these types of catastrophic events. Our insurance deductible is $0.3 million and was recorded as an expense in the third quarter.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries increased to $462.3 million for fiscal 2013 as compared with $432.8 million for fiscal 2012.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $34.6 million for fiscal 2013, compared with fiscal 2012 as a result of the reserve strengthening at the Property and Casualty Insurance operating segment in fiscal 2012.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $486.6 million for fiscal 2013, compared with $422.4 million for fiscal 2012.

Property and Casualty Insurance

2013 Compared with 2012

Net premiums were $41.1 million and $34.3 million for the years ended December 31, 2013 and 2012, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium growth corresponded with the increased moving and storage transactions at U-Haul.

Net investment income was $10.6 million and $13.9 million for the years ended December 31, 2013 and 2012, respectively. The decrease was primarily due to a gain from our mortgage loan portfolio in 2012.

Net operating expenses were $20.8 million and $18.0 million for the years ended December 31, 2013 and 2012. The increase was a result of an increase in commission expense offset by a charge related to a reinsurance contract in 2012 and an increase in loss adjusting fee income.

Benefits and losses incurred were $11.5 million and $16.0 million for the years ended December 31, 2013 and 2012, respectively. The decrease was primarily due to favorable loss development in the additional liability line of business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $19.3 million and $14.2 million for the years ended December 31, 2013 and 2012, respectively.

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

Life Insurance

2013 Compared with 2012

Net premiums were $157.9 million and $178.1 million for the year ended December 31, 2013 and 2012, respectively.  The most significant factors contributing to the decline included a decrease in sales of new single premium whole life polies and immediate annuities combined with a reduction in Medicare supplement policies in force.

Net investment income was $54.4 million and $50.9 million for the year ended December 31, 2013 and 2012, respectively. There was an increase of investment income due to a larger invested asset base.

Net operating expenses were $23.7 million and $26.5 million for the year ended December 31, 2013 and 2012, respectively. The variance is primarily due to a reduced Medicare supplement and single premium immediate annuity commissions resulting from policy decrements in Medicare supplement and discontinued sales of immediate annuity product.

Benefits and losses incurred were $145.2 million and $164.7 million for the year ended December 31, 2013 and 2012, respectively. Declining sales of single premium whole policies and a reduction of in-force Medicare supplement policies, combined with improving loss ratios were the largest contributors to the decline in benefits.  Partially offsetting these decreases was additional interest credited to policyholder annuity accounts as a result of the accumulation of annuity deposits.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $20.0 million and $17.4 million for the year ended December 31, 2013 and 2012, respectively. The increase over the prior year was primarily a result of increased amortization of annuity DAC and SIA from increased in force business along with amortization from legacy reinsured annuity blocks.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $26.7 million and $23.0 million for the year ended December 31, 2013 and 2012, respectively.

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

Amortization of deferred acquisition costs (“DAC”) and the value of business acquired (“VOBA”) was $17.4 million and $13.8 million for the years ended December 31, 2012 and 2011, respectively.  This was primarily due to amortization related to increased annuity sales and in-force life insurance policies.

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

At March 31, 2014, cash and cash equivalents totaled $495.1 million, compared with $463.7 million on March 31, 2013. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2014 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$464,710	$12,758	$17,644
Other financial assets	234,318	402,193	1,135,969
Debt obligations	1,942,359	–	–

(a) As of December 31, 2013

At March 31, 2014, our Moving and Storage operating segment had cash available under existing credit facilities of $160.4 million.

A summary of our consolidated cash flows for fiscal 2014, 2013 and 2012 is shown in the table below:

	Years Ended March 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$709,504	$661,530	$669,842
Net cash used by investing activities	(845,753)	(712,213)	(582,137)
Net cash provided (used) by financing activities	167,794	157,783	(112,745)
Effects of exchange rate on cash	(177)	(536)	(294)
Net cash flow	31,368	106,564	(25,334)
Cash at the beginning of the period	463,744	357,180	382,514
Cash at the end of the period	$495,112	$463,744	$357,180

Net cash provided by operating activities increased $48.0 million in fiscal 2014, compared with fiscal 2013 primarily due to increased revenue at the Moving and Storage operating segment combined with improved earnings at the Life Insurance operating segment and a reinsurance transaction at the Property Casualty operating segment. Somewhat offsetting these gains, was the prior year repayment of $127.3 million from SAC Holdings in fiscal 2013.

Net cash used in investing activities increased $133.5 million in fiscal 2014, compared with fiscal 2013. Purchases of property, plant and equipment, which are reported net of cash from leases, increased $320.3 million. Cash provided from the sales of property, plant and equipment increased $49.4 million largely due to an increase in truck sales. The Life Insurance operating segment had a decrease in net cash used for investing of $132.9 million due to a decline in new annuity deposits.

Net cash provided by financing activities increased $10.0 million in fiscal 2014, as compared with fiscal 2013. Net annuity deposits at the Life Insurance operating segment decreased $163.9 million and principal and capital lease payments increased $61.3 million in fiscal 2014 compared with fiscal 2013. Conversely, cash from new borrowings increased $160.5 million in fiscal 2014 compared with fiscal 2013. Fiscal 2014 included a dividend payment of $19.6 million compared with $97.4 million in fiscal 2013.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2015 the Company will reinvest in its truck and trailer rental fleet approximately $350 million, net of equipment sales and excluding any lease buyouts. For fiscal 2014, the Company invested, net of sales, approximately $518 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2015 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2015 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through construction loans and internally generated funds. For fiscal 2014, the Company invested $321 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2015, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affilate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $729.3 million, $435.3 million and $420.9 million for fiscal 2014, 2013 and 2012, respectively. The components of our net capital expenditures are provided in the following table:

	Years Ended March 31,
	2014	2013	2012
	(In thousands)
Purchases of rental equipment	$775,808	$599,044	$503,863
Equipment lease buyouts	36,552	60,041	52,340
Purchases of real estate, construction and renovations	321,344	169,535	101,644
Other capital expenditures	62,569	47,330	52,253
Gross capital expenditures	1,196,273	875,950	710,100
Less: Lease proceeds	(196,908)	(219,966)	(120,301)
Less: Sales of property, plant and equipment	(270,053)	(220,699)	(168,912)
Net capital expenditures	729,312	435,285	420,887

The Moving and Storage operating segment continues to hold significant cash and we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage market place, or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, our Property and Casualty Insurance operating segment's assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

We believe that stockholders equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Our Property and Casualty operating segment stockholder’s equity was $146.8 million, $136.9 million, and $123.8 million at December 31, 2013, 2012, and 2011, respectively. The increase in 2013 compared with 2012 resulted from net earnings of $12.7 million and a decrease in accumulated other comprehensive income of $2.8 million. Our Property and Casualty Insurance operating segment does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Our Life Insurance operating segment manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Our Life Insurance operating segment's net deposits for the year ended December 31, 2013 were $105.9 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, our Life Insurance operating segment's funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Our Life Insurance’s stockholder operating segment's equity was $226.7 million, $242.7 million, and $215.8 million at December 31, 2013, 2012 and 2011, respectively. The decrease in 2013 compared with 2012 resulted from earnings of $17.3 million, a decrease in accumulated other comprehensive income of $33.3 million. Our Life Insurance operating segment has not historically used debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio. Oxford is a member of the Federal Home Loan Bank system and has the ability to borrow funds through this facility. As of March 31, 2014, Oxford has not drawn on this facility.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $660.4 million, $665.6 million and $536.9 million in fiscal 2014, 2013 and 2012, respectively. Excluding a $127.3 million repayment from SAC Holdings in fiscal 2013 for notes and interest receivables due, cash from operating activities increased in fiscal 2014 largely due to improved operating earnings

Property and Casualty Insurance

Net cash provided by operating activities was $23.6 million, $0.3 million, and $4.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. The increase was primarily due to the commutation of excess workers’ compensation reinsurance.

Our Property and Casualty Insurance operating segment’s cash and cash equivalents and short-term investment portfolios amounted to $35.5 million, $45.2 million, and $44.1 million at December 31, 2013, 2012, and 2011, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow our Property and Casualty Insurance operating segment to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided (used) by operating activities was $25.5 million, ($4.4) million and $128.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in cash provided was primarily attributable to the decrease in commission expense from the reduction in annuity sales, increase in net investment income from the increased investment asset base and a reduction in federal income taxes paid.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through our Life Insurance operating segment's short-term portfolio. At December 31, 2013, 2012 and 2011, cash and cash equivalents and short-term investments amounted to $39.6 million, $34.6 million and $54.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At March 31, 2014, we had cash availability under existing credit facilities of $160.4 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 9, Borrowings of the Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

Certain assets and liabilities are recorded at fair value on the consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 16, Fair Value Measurements of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At March 31, 2014, we had $1.1 million of available-for-sale assets classified in Level 3.

The interest rate swaps held by us as hedges against interest rate risk for our variable rate debt are recorded at fair value. These values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate and are classified as Level 2.

Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2014:

		Payment due by Period (as of March 31, 2014)
Contractual Obligations	Total	04/01/14 - 03/31/15	04/01/15 - 03/31/17	04/01/17 - 03/31/19	Thereafter
	(In thousands)
Notes, loans and leases payable - Principal	$1,852,727	$163,562	$940,381	$318,218	$430,566
Notes, loans and leases payable - Interest	309,550	80,809	97,851	46,970	83,920
Revolving credit agreements - Principal	89,632	–	44,000	45,632	–
Revolving credit agreements - Interest	5,496	1,596	3,131	769	–
Operating leases	240,466	87,512	106,959	33,926	12,069
Property and casualty obligations (a)	158,591	13,633	19,062	16,192	109,704
Life, health and annuity obligations (b)	2,826,065	185,536	321,762	294,404	2,024,363
Self insurance accruals (c)	370,668	101,350	150,437	63,341	55,540
Post retirement benefit liability	9,287	397	1,037	1,452	6,401
Total contractual obligations	$5,862,482	$634,395	$1,684,620	$820,904	$2,722,563

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

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.  The cash flows shown are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $1,033.4 million included in our consolidated balance sheet as of March 31, 2014. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

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

ASC 740 - Income Taxes liabilities and interest of $21.6 million is not included above due to uncertainty surrounding ultimate settlements, if any.

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2020. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed $95.0 million of residual values at March 31, 2014 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $223.4 million at March 31, 2014.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $25.8 million, $23.7 million and $22.5 million from the above mentioned entities during fiscal 2014, 2013 and 2012, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO and an estate planning trust benefitting Shoen children also have an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.6 million, $2.6 million and $2.4 million in fiscal 2014, 2013 and 2012, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased by us.

At March 31, 2014, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $49.9 million, $43.8 million and $41.7 million in commissions pursuant to such dealership contracts during fiscal 2014, 2013 and 2012, respectively.

During fiscal 2014, subsidiaries of ours held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $7.1 million, $8.4 million and $19.4 million and received cash interest payments of $17.2 million, $12.6 million and $17.8 million from SAC Holdings during fiscal 2014, 2013 and 2012, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2014 was $72.4 million and the aggregate notes receivable balance at March 31, 2014 was $71.5 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2017 and 2019.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $32.9 million, expenses of $2.6 million and cash flows of $43.7 million during fiscal 2014. Revenues and commission expenses related to the Dealer Agreements were $228.6 million and $49.9 million, respectively during fiscal 2014.

Fiscal 2015 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals.  Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals. Revenue in the U-Move program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to unforeseen events including the continuation of adverse economic conditions or heightened competition that is beyond our control.

With respect to our storage business, we have added new locations and expanded at existing locations. In fiscal 2015, we are actively looking to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box program throughout fiscal 2015.

Our Property and Casualty Insurance operating segment will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove, Safetow, Safemove Plus, Safestor, and Safestor Mobile protection packages to U-Haul customers.

The Life Insurance operating segment is pursuing its goal of expanding its presence in the senior market through the sales of its Medicare supplement, life and annuity policies. This strategy includes growing its agency force, expanding its new product offerings, and pursuing business acquisition opportunities.

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2012 and ending March 31, 2014. We believe that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with GAAP, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(In thousands, except for share and per share data)
Total revenues	$610,584	$641,346	$836,491	$746,831
Earnings from operations	81,899	105,973	239,966	202,376
Earnings available to common shareholders	39,211	52,221	137,991	112,968
Basic and diluted earings per common share	$2.00	$2.67	$7.06	$5.78
Weighted average common shares outstanding: basic and diluted	19,571,417	19,563,663	19,554,633	19,545,618

	Quarter Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(In thousands, except for share and per share data)
Total revenues	$564,307	$582,487	$744,117	$667,676
Earnings from operations	72,036	81,946	194,322	150,879
Earnings available to common shareholders	37,873	36,846	109,420	80,569
Basic and diluted earings per common share	$1.93	$1.89	$5.61	$4.13
Weighted average common shares outstanding: basic and diluted	19,536,630	19,523,794	19,512,550	19,502,369

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at March 31, 2014:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$224,165		$(30,779)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
7,200	(a)	(271)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
7,047		(309)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
10,943		(564)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
5,913	(a)	(190)	3/30/2009	3/30/2016	2.24%	1 Month LIBOR
6,900	(a)	(222)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
14,688	(a)	(494)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
28,125	(a)	(468)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
11,500	(a)	(152)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
12,307	(b)	(5)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
17,813		88	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
34,313		650	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of March 31, 2014, we had $581.3 million of variable rate debt obligations and $12.3 million of a variable rate operating lease. If the London Inter-Bank Offer Rate were to increase 100 basis points, the increase in interest expense on the variable rate debt and a variable rate operating lease would decrease future earnings and cash flows by $2.1 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.4%, 5.8% and 5.9% of our revenue was generated in Canada in fiscal 2014, 2013 and 2012, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 8.   Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of AMERCO and its consolidated subsidiaries including the notes to such statements and the related schedules are set forth on the “F” pages hereto and are incorporated by reference herein.

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

Management assessed our internal control over financial reporting as of March 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2014. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO USA, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AMERCO

Reno, Nevada

We have audited AMERCO and consolidated subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2014 and our report dated May 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

May 28, 2014

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, in connection with its annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the 2014 fiscal year.

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

Item 11.   Executive Compensation

The information required to be disclosed under this Item 11 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2014 fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed under this Item 12 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2014 fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed under this Item 13 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2014 fiscal year.

Item 14.   Principal Accounting Fees and Services

The information required to be disclosed under this Item 14 is incorporated herein by reference to the Proxy Statement, which will be filed with the SEC within 120 days after the close of the 2014 fiscal year.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

Exhibits:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on September 5, 2013, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on September 5, 2013, file no. 1-11255
4.1	Termination of Rights Agreement, dated as of March 5, 2008	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 11, 2008, file no. 1-11255
4.2	U-Haul Investors Club Base Indenture, dated February 12, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.3	First Supplemental Indenture, dated February 17, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.4	Second Supplemental Indenture, dated February 17, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing

4.5	Third Supplemental Indenture, dated March 1, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 4, 2011, file no. 1-11255
4.6	Fourth Supplemental Indenture, dated March 15, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.7	Fifth Supplemental Indenture, dated March 15, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.8	Sixth Supplemental Indenture, dated March 29, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.9	Seventh Supplemental Indenture, dated March 29, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.10	Ninth Supplemental Indenture, dated April 19, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 22, 2011, file no. 1-11255
4.11	Tenth Supplemental Indenture, dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.12	Eleventh Supplemental Indenture dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 31, 2011, file no. 1-11255
4.13	Twelfth Supplemental Indenture dated June 14, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.14	Thirteenth Supplemental Indenture dated June 28, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on July 20, 2011, file no. 1-11255
4.15	Fourteenth Supplemental Indenture dated July 20, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.16	Fifteenth Supplemental Indenture dated July 27, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.17	Sixteenth Supplemental Indenture dated August 31, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 28, 2011, file no. 1-11255
4.18	Seventeenth Supplemental Indenture dated November 8, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 18, 2012, file no. 1-11255
4.19	Eighteenth Supplemental Indenture dated January 7, 2012 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 26, 2012, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing

4.20	Nineteenth Supplemental Indenture dated May 14, 2012 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 15, 2012, file no. 1-11255
4.21	Eighth Supplemental Indenture, dated April 12, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 2012, file no. 1-11255
4.22	Twentieth Supplemental Indenture dated September 4, 2012 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 4, 2012, file no. 1-11255
4.23	Twenty-first Supplemental Indenture dated January 15, 2013 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 15, 2013, file no. 1-11255
4.24	Twenty-second Supplemental Indenture, dated May 28, 2013 by and between AMERCO and U. S. Bank national Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 30, 2013, file no. 1-11255
4.25	Twenty-third Supplemental Indenture, dated November 26, 2013 by and between AMERCO and U. S. Bank national Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on November 26, 2013, file no. 1-11255
4.26	Twenty-fourth Supplemental Indenture, dated April 22, 2014 by and between AMERCO and U. S. Bank national Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on April 22, 2014, file no. 1-11255
10.1	U-Haul Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 1993, file no. 1-11255
10.2	Share Repurchase and Registration Rights Agreement with Paul F. Shoen	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1993, file no. 1-11255
10.3	ESOP Loan Credit Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.4	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.5	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.6	Amended Indemnification Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.7	Indemnification Trust Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.8	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing

10.9	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.10	Management Agreement between Nineteen SAC Self-Storage Limited Partnership and U-Haul	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 1-11255
10.11	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.12	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.13	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.14	Property Management Agreement between Three-SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.15	Property Management Agreement among subsidiaries of U-Haul International and Galaxy Storage Two, L.P.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 1-11255
10.16	Merrill Lynch Commitment Letter (re first mortgage loan)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.17	Morgan Stanley Commitment Letter	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.18	Merrill Lynch Commitment Letter (re loan to Amerco Real Estate Company)	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 13, 2005, file no. 1-11255
10.19

Amended and Restated Credit Agreement, dated June 8, 2005, among Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and Merrill Lynch Commercial Finance Corp.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.20

Security Agreement dated June 8, 2005, by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Finance Corp.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing

10.21	Guarantee, dated June 8, 2005, by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.22

Promissory Note, dated June 8, 2005 by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc. and U-Haul International, Inc.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.23	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005 in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.24	Form of Promissory Note, dated June 8, 2005, in favor of Morgan Stanley Mortgage Capital Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.25	Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.26	Form of Promissory Note, dated June 8, 2005, in favor of Merrill Lynch Mortgage Lending, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.27	Property Management Agreement between Subsidiaries of U-Haul and Five SAC RW MS, LLC., dated August 17, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, file no. 1-11255
10.28	Property Management Agreement between Subsidiaries of U-Haul and Five SAC 905, LLC., dated September 23, 2005.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, file no. 1-11255
10.29	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Partners, LP, dated June 25, 2005.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.30	Promissory note, dated December 1, 2005, by Private Mini Storage Realty, LP in favor of AMERCO.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.31	Promissory note dated December 1, 2005 by PMSI Investments, LP in favor of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
10.32	Property Management Agreements between Subsidiaries of U-Haul and subsidiaries of PM Preferred Properties, LP., dated June 25, 2005	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2006, file no. 1-11255
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

10.34

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

Incorporated by reference to AMERCO’s Current Report on Form 8-K filed August 23, 2006, file no. 1-11255
10.35	Amended and Restated Property Management Agreement among Six-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.36	Amended and Restated Property Management Agreement among Six-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.37	Amended and Restated Property Management Agreement among Six-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.38	Amended and Restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.39	Amended and Restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.40	Amended and Restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.41	Amended and Restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.42	Amended and Restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.43	Amended and Restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing

10.44	Amended and Restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.45	Amended and Restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.46	Amended and Restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.47	Amended and Restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.48	Promissory Note. SAC Holding Corporation, a Nevada corporation ("Borrower"), pay to U-Haul International, Inc., a Nevada corporation	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.49

2010-1 BOX TRUCK BASE INDENTURE, dated as of October 1, 2010, among 2010 U-HAUL S FLEET, LLC, 2010 TM-1, LLC, 2010 DC-1, LLC, and 2010 TT-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee.

Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.50	Schedule I to 2010-1 Base Indenture – Definitions List	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.51

SERIES 2010-1 SUPPLEMENT, dated as of October 1, 2010, among 2010 U-HAUL S FLEET, LLC, 2010 TM-1, LLC, 2010 DC-1, LLC, and 2010 TT-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee.

Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.52	Pledge and Security Agreement, dated February 17, 2011, by and among AMERCO, U-Haul Leasing and Sales Co. and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
10.53	Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2011, file no. 1-11255
10.54	Amended and Restated AMERCO Employee Stock Ownership Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2011, file no. 1-11255
10.55	Credit Agreement, dated April 29, 2011, among Amerco Real Estate Company, U-Haul Company of Florida and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2011, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing

10.56	Amended and Restated Property Management Agreement among Eighteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.57	Amended and Restated Property Management Agreement among Twenty SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.58	Amended and Restated Property Management Agreement among Twenty-One SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.59	Amended and Restated Property Management Agreement among Twenty-Two SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.60	Amended and Restated Property Management Agreement among Twenty-Three SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.61	Amended and Restated Property Management Agreement among Twenty-Four SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.62	Amended and Restated Property Management Agreement among Twenty-Five SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.63	Amended and Restated Property Management Agreement among Twenty-Six SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.64	Amended and Restated Property Management Agreement among Twenty-Seven SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.65	Amended and Restated Property Management Agreement among Three-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.66	Amended and Restated Property Management Agreement among Three-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255

Exhibit Number	Description	Page or Method of Filing

10.67	Amended and Restated Property Management Agreement among Three-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.68	Amended and Restated Property Management Agreement among Three-D SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.69	Amended and Restated Property Management Agreement among Galaxy Storage One, LP and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.70	Amended and Restated Credit Agreement, dated March 15, 2012, among Amerco Real Estate Company, U-Haul Co. of Florida and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.71	U-Haul Dealership Contract Addendum	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.72	Stockholder Agreement dated April 29, 2013 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and David Holmes, as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on May 1, 2013, file number 5-39669
10.73	Amendment to the Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q, for the year ended December 31, 2012, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith

Exhibit Number	Description	Page or Method of Filing
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AMERCO

Reno, Nevada

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated subsidiaries (the “Company”) as of March 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

May 28, 2014

Amerco and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$495,112	$463,744
Reinsurance recoverables and trade receivables, net	199,322	261,789
Inventories, net	67,020	56,396
Prepaid expenses	55,269	57,451
Investments, fixed maturities and marketable equities	1,138,275	1,095,338
Investments, other	248,850	241,765
Deferred policy acquisition costs, net	118,707	93,043
Other assets	97,588	99,986
Related party assets	169,624	182,035
	2,589,767	2,551,547
Property, plant and equipment, at cost:
Land	405,177	333,228
Buildings and improvements	1,430,330	1,197,875
Furniture and equipment	322,088	311,142
Rental trailers and other rental equipment	373,325	317,476
Rental trucks	2,610,797	2,154,688
	5,141,717	4,314,409
Less: Accumulated depreciation	(1,732,506)	(1,559,355)
Total property, plant and equipment	3,409,211	2,755,054
Total assets	$5,998,978	$5,306,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$357,954	$358,491
Notes, loans and leases payable	1,942,359	1,661,845
Policy benefits and losses, claims and loss expenses payable	1,082,598	1,115,048
Liabilities from investment contracts	616,725	510,789
Other policyholders' funds and liabilities	7,988	7,294
Deferred income	31,390	30,217
Deferred income taxes	432,596	393,658
Total liabilities	4,471,610	4,077,342

Commitments and contingencies (notes 9, 17, 18, 19 and 20)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of March 31, 2014 and 2013	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2014 and 2013	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of March 31, 2014 and 2013	–	–
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of March 31, 2014 and 2013	10,497	10,497
Additional paid-in capital	444,210	438,168
Accumulated other comprehensive loss	(53,923)	(22,680)
Retained earnings	1,805,453	1,482,630
Cost of common shares in treasury, net (22,377,912 shares as of March 31, 2014 and 2013)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of March 31, 2014 and 2013)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(1,219)	(1,706)
Total stockholders' equity	1,527,368	1,229,259
Total liabilities and stockholders' equity	$5,998,978	$5,306,601

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$1,955,423	$1,767,520	$1,678,256
Self-storage revenues	181,794	152,660	134,376
Self-moving and self-storage products and service sales	234,187	221,117	213,854
Property management fees	24,493	24,378	23,266
Life insurance premiums	157,919	178,115	277,562
Property and casualty insurance premiums	41,052	34,342	32,631
Net investment and interest income	79,591	82,903	73,552
Other revenue	160,793	97,552	78,530
Total revenues	2,835,252	2,558,587	2,512,027

Costs and expenses:
Operating expenses	1,288,481	1,170,568	1,093,190
Commission expenses	252,525	228,124	212,190
Cost of sales	127,270	107,216	116,542
Benefits and losses	156,702	180,676	320,191
Amortization of deferred policy acquisition costs	19,982	17,376	13,791
Lease expense	100,466	117,448	131,215
Depreciation, net of (gains) losses on disposals of (($33,557), ($22,496) and ($20,888), respectively)	259,612	237,996	208,901
Total costs and expenses	2,205,038	2,059,404	2,096,020

Earnings from operations	630,214	499,183	416,007
Interest expense	(92,692)	(90,696)	(90,371)
Pretax earnings	537,522	408,487	325,636
Income tax expense	(195,131)	(143,779)	(120,269)
Net earnings	342,391	264,708	205,367
Less: Excess of redemption value over carrying value of preferred shares redeemed	–	–	(5,908)
Less: Preferred stock dividends	–	–	(2,913)
Earnings available to common stockholders	$342,391	$264,708	$196,546
Basic and diluted earnings per common share	$17.51	$13.56	$10.09
Weighted average common shares outstanding: Basic and diluted	19,558,758	19,518,779	19,476,187

Related party revenues for fiscal 2014, 2013 and 2012, net of elimination, were $36.9 million, $38.1 million and $48.1 million, respectively.

Related party costs and expenses for fiscal 2014, 2013, and 2012, net of eliminations, were $52.6 million, $46.5 million and $44.1 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements

Amerco and Consolidated Subsidiaries

Consolidated statements of comprehensive income (loss)

Fiscal Year Ended March 31, 2014	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$537,522	$(195,131)	$342,391
Other comprehensive income:
Foreign currency translation	(9,134)	–	(9,134)
Unrealized net loss on investments	(51,590)	17,936	(33,654)
Change in fair value of cash flow hedges	19,317	(7,340)	11,977
Postretirement benefit obligation loss	(697)	265	(432)
Total comprehensive income	$495,418	$(184,270)	$311,148

Fiscal Year Ended March 31, 2013	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$408,487	$(143,779)	$264,708
Other comprehensive income:
Foreign currency translation	(1,271)	–	(1,271)
Unrealized net gain on investments	29,099	(10,320)	18,779
Change in fair value of cash flow hedges	9,405	(3,574)	5,831
Postretirement benefit obligation gain	(974)	391	(583)
Total comprehensive income	$444,746	$(157,282)	$287,464

Fiscal Year Ended March 31, 2012	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$325,636	$(120,269)	$205,367
Other comprehensive income:
Foreign currency translation	(2,854)	–	(2,854)
Unrealized net gain on investments	15,094	(5,089)	10,005
Change in fair value of cash flow hedges	(9,179)	3,488	(5,691)
Postretirement benefit obligation loss	(692)	263	(429)
Total comprehensive income	$328,005	$(121,607)	$206,398

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and consolidated subsidiaries

consolidated statements of change in stockholders’ equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2011	$10,497	$425,212	$(46,467)	$1,140,002	$(525,653)	$(7,189)	$(3,382)	$993,020
Increase in market value of released ESOP shares	–	3,141	–	–	–	–	–	3,141
Release of unearned ESOP shares	–	–	–	–	–	–	984	984
Foreign currency translation	–	–	(2,854)	–	–	–	–	(2,854)
Unrealized gain on investments, net of tax	–	–	10,005	–	–	–	–	10,005
Fair market value of cash flow hedges, net of tax	–	–	(5,691)	–	–	–	–	(5,691)
Adjustment to post retirement benefit obligation	–	–	(429)	–	–	–	–	(429)
Net earnings	–	–	–	205,367	–	–	–	205,367
Less: Excess of redemption value over carrying value of preferred shares redeemed	–	–	–	(5,908)	–	–	–	(5,908)
Preferred stock dividends: Series A ($0.53 per share for fiscal 2012)	–	–	–	(2,913)	–	–	–	(2,913)
Common stock dividend: ($1.00 per share for fiscal 2012)	–	–	–	(19,484)	–	–	–	(19,484)
Redemption of preferred shares	–	–	–	–	–	(144,808)	–	(144,808)
Contribution to related party	–	5,390	–	–	–	–	–	5,390
Net activity	–	8,531	1,031	177,062	–	(144,808)	984	42,800
Balance as of March 31, 2012	$10,497	$433,743	$(45,436)	$1,317,064	$(525,653)	(151,997)	$(2,398)	$1,035,820
Adjustment to initially apply ASU 2010-26	–	–	–	(1,721)	–	–	–	(1,721)
Increase in market value of released ESOP shares	–	4,425	–	–	–	–	–	4,425
Release of unearned ESOP shares	–	–	–	–	–	–	692	692
Foreign currency translation	–	–	(1,271)	–	–	–	–	(1,271)
Unrealized gain on investments, net of tax	–	–	18,779	–	–	–	–	18,779
Fair market value of cash flow hedges, net of tax	–	–	5,831	–	–	–	–	5,831
Adjustment to post retirement benefit obligation	–	–	(583)	–	–	–	–	(583)
Net earnings	–	–	–	264,708	–	–	–	264,708
Common stock dividends: ($5.00 per share for fiscal 2013)	–	–	–	(97,421)	–	–	–	(97,421)
Net activity	–	4,425	22,756	165,566	–	–	692	193,439
Balance as of March 31, 2013	$10,497	$438,168	$(22,680)	$1,482,630	$(525,653)	$(151,997)	$(1,706)	$1,229,259
Increase in market value of released ESOP shares	–	6,042	–	–	–	–	–	6,042
Release of unearned ESOP shares	–	–	–	–	–	–	487	487
Foreign currency translation	–	–	(9,134)	–	–	–	–	(9,134)
Unrealized gain on investments, net of tax	–	–	(33,654)	–	–	–	–	(33,654)
Fair market value of cash flow hedges, net of tax	–	–	11,977	–	–	–	–	11,977
Adjustment to post retirement benefit obligation	–	–	(432)	–	–	–	–	(432)
Net earnings	–	–	–	342,391	–	–	–	342,391
Common stock dividends: ($1.00 per share for fiscal 2014)	–	–	–	(19,568)	–	–	–	(19,568)
Net activity	–	6,042	(31,243)	322,823	–	–	487	298,109
Balance as of March 31, 2014	$10,497	$444,210	$(53,923)	$1,805,453	$(525,653)	$(151,997)	$(1,219)	$1,527,368

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net earnings	$342,391	$264,708	$205,367
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	293,169	260,492	229,789
Amortization of deferred policy acquisition costs	19,982	17,376	13,791
Change in allowance for losses on trade receivables	(36)	(134)	(208)
Change in allowance for inventory reserves	871	1,133	1,382
Net gain on sale of real and personal property	(33,557)	(22,496)	(20,888)
Net gain on sale of investments	(6,411)	(8,323)	(5,579)
Deferred income taxes	46,371	13,518	104,360
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	62,506	36,322	(77,115)
Inventories	(11,495)	1,206	(173)
Prepaid expenses	2,186	(15,587)	15,748
Capitalization of deferred policy acquisition costs	(32,611)	(50,640)	(23,166)
Other assets	7,667	21,556	5,992
Related party assets	7,554	133,672	(14,210)
Accounts payable and accrued expenses	34,731	40,032	19,469
Policy benefits and losses, claims and loss expenses payable	(30,496)	(30,478)	212,330
Other policyholders' funds and liabilities	693	21	(1,458)
Deferred income	1,259	(1,312)	4,367
Related party liabilities	4,730	464	44
Net cash provided by operating activities	709,504	661,530	669,842

Cash flow from investing activities:
Purchase of:
Property, plant and equipment	(999,365)	(655,984)	(589,799)
Short term investments	(270,690)	(411,638)	(291,622)
Fixed maturity investments	(282,424)	(443,262)	(220,104)
Equity securities	(1,562)	(16,289)	(9,048)
Preferred stock	(640)	(6,296)	(2,717)
Real estate	(532)	(1,073)	(7,829)
Mortgage loans	(52,419)	(80,711)	(127,163)
Proceeds from sales and paydowns of:
Property, plant and equipment	270,053	220,699	168,912
Short term investments	269,052	417,520	300,893
Fixed maturity investments	138,401	160,806	128,486
Equity securities	29,139	372	10,222
Preferred stock	6,004	7,258	2,352
Real estate	544	671	440
Mortgage loans	48,686	95,714	54,840
Net cash used by investing activities	(845,753)	(712,213)	(582,137)

Cash flow from financing activities:
Borrowings from credit facilities	431,029	270,546	237,780
Principal repayments on credit facilities	(293,068)	(257,957)	(201,888)
Debt issuance costs	(3,943)	(2,223)	(2,004)
Capital lease payments	(53,079)	(26,877)	(8,328)
Leveraged Employee Stock Ownership Plan - Repayment from loan	487	692	984
Securitization deposits	–	1,195	42,088
Preferred stock redemption paid	–	–	(144,289)
Preferred stock dividends paid	–	–	(2,913)
Common stock dividends paid	(19,568)	(97,421)	(19,484)
Contribution to related party	–	–	(518)
Investment contract deposits	140,613	301,729	13,854
Investment contract withdrawals	(34,677)	(31,901)	(28,027)
Net cash provided (used) by financing activities	167,794	157,783	(112,745)

Effects of exchange rate on cash	(177)	(536)	(294)

Increase (decrease) in cash and cash equivalents	31,368	106,564	(25,334)
Cash and cash equivalents at the beginning of period	463,744	357,180	382,514
Cash and cash equivalents at the end of period	$495,112	$463,744	$357,180

The accompanying notes are an integral part of these consolidated financial statements amerco and consolidated subsidiaries

notes to consolidated financial statements

Note 1. Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2013, 2012 and 2011 correspond to fiscal 2014, 2013 and 2012 for AMERCO.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $100,000 CAD per account. At March 31, 2014 and March 31, 2013, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Recognition of Investment Income. Interest income from bonds and mortgage notes is recognized when earned. Dividends on common and preferred stocks are recognized on the ex-dividend dates. Realized gains and losses on the sale or exchange of investments are recognized at the trade date.

Derivative Financial Instruments

Our objective for holding derivative financial instruments is to manage interest rate risk exposure primarily through entering interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement.  We do not enter into these instruments for trading purposes. Counterparties to the interest rate swap agreements are major financial institutions. In accordance with ASC 815 - Derivatives and Hedging, we recognize interest rate swap agreements on the balance sheet at fair value, which is classified as prepaid expenses (asset) or accrued expenses (liability). Derivatives that are not designated as cash flow hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a cash flow hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recorded in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 11, Derivatives of the Notes to Consolidated Financial Statements.

Inventories, net

Inventories, net were as follows:

	March 31,
	2014	2013
	(In thousands)
Truck and trailer parts and accessories (a)	$61,843	$51,247
Hitches and towing components (b)	14,412	14,574
Moving supplies and propane (b)	8,040	6,979
Subtotal	84,295	72,800
Less: LIFO reserves	(14,788)	(14,693)
Less: excess and obsolete reserves	(2,487)	(1,711)
Total	$67,020	$56,396

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

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 96% of the total inventories for March 31, 2014 and 2013. Had we utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $14.8 million and $14.7 million higher at March 31, 2014 and 2013, respectively. In fiscal 2014, the positive effect on income due to liquidation of a portion of the LIFO inventory was $34 thousand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. We follow the deferral method of accounting based on ASC 908 - Airlines for major overhauls in which engine and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

expense when realized. The net amount of (gains) or losses netted against depreciation expense were ($33.6) million, ($22.5) million and ($20.9) million during fiscal 2014, 2013 and 2012, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

The carrying value of surplus real estate, which is lower than market value at the balance sheet date, was $14.1 million and $14.3 million for fiscal 2014 and 2013, respectively, and is included in Investments, other.

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

Reinsurance recoverables include case reserves and actuarial estimates of claims incurred but not reported ("IBNR"). These receivables are not expected to be collected until after the associated claim has been adjudicated and billed to the re-insurer. The reinsurance recoverables may have little or no allowance for doubtful accounts due to the fact that reinsurance is typically procured from carriers with strong credit ratings. Furthermore, we do not cede losses to a re-insurer if the carrier is deemed financially unable to perform on the contract. Reinsurance recoverables also include insurance ceded to other insurance companies.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Due to the nature of the underlying risks and high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle these liabilities cannot be precisely determined and may vary significantly from the estimated liability, especially for long-tailed casualty lines of business such as excess workers’ compensation.  As a result of the long-tailed nature of the excess workers’ compensation policies written by Repwest during 1983 through 2001, and similar policies assumed by Repwest during 2001 through 2003, it may take a number of years for claims to be fully reported and finally settled.

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

•            Changes in ceding entity and third party administrator reporting practices

•            Changes in environmental factors including legal and regulatory

•            Current conditions affecting claim settlements

•            Future economic conditions including inflation

We have reserved each claim based upon the accumulation of current claim costs projected through the claimants’ life expectancy and then adjusted for applicable reinsurance arrangements.  Management reviews each claim bi-annually to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.  We have factored in an estimate of what the potential cost increases could be in our IBNR liability.  We have not assumed settlement of the existing claims in calculating the reserve amount, unless it is in the final stages of completion.

Continued increases in claim costs, including medical inflation and new treatments and medications could lead to future adverse development resulting in additional reserve strengthening.  Conversely, settlement of existing claims or if injured workers return to work or expire prematurely, could lead to future positive development.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to the rental equipment. The consolidated balance sheets include $370.7 million and $380.8 million of liabilities related to these programs as of March 31, 2014 and 2013, respectively. These liabilities are recorded in Policy benefits and losses, claims and loss expenses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents. Based upon additional claims information obtained through the passage of time, we reduced our self-insurance reserve balance associated with prior accident years by $5 million in fiscal 2013, there was no such reduction in fiscal 2014.

Additionally, as of March 31, 2014 and 2013, the consolidated balance sheets include liabilities of $8.4 million and $8.1 million, respectively, related to our provided medical plan benefits for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of claims incurred but not reported. This liability is reported net of estimated recoveries from excess loss reinsurance policies with unaffiliated insurers of $0.2 million and $0.5 million for fiscal 2014 and 2013, respectively. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

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

Advertising

All advertising costs are expensed as incurred. Advertising expense was $7.1 million, $6.7 million and $10.3 million in fiscal 2014, 2013 and 2012, respectively.

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

Starting in fiscal 2013, new annuity contract holders were provided with a sales inducement in the form of a premium bonus.  Sales inducements are recognized as an asset with a corresponding increase to the policyholder liability and are amortized in a similar manner to Deferred Acquisition Cost.  As of December 31, 2013, the Sales Inducement Asset included with Deferred Acquisition Cost amounted to $23.3 million on the consolidated balance sheet and amortization expense totaled $ 2.1 million.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Adoption of New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ('ASU 2013-02"), an amendment to FASB ASC Topic 220. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. We adopted ASU 2013-02 in the first quarter of fiscal 2014 and it did not have a material impact on our financial statements.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 4.  Earnings Per Share

Our earnings per share for fiscal 2014 and 2013 is calculated by dividing our earnings available to common stockholders by the weighted average common shares outstanding, basic and diluted.

Our earnings available to common stockholders for purposes of computing earnings per common share for fiscal 2012 was net earnings less preferred stock dividends paid, adjusted for the price paid by us for the redemption of our preferred stock less its carrying value on our balance sheet. Preferred stock dividends include accrued dividends of AMERCO. Preferred stock dividends paid to or accrued for entities that are part of the consolidated group are eliminated in consolidation.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 33,173; 66,669; and 110,504 as of March 31, 2014, 2013, and 2012, respectively.

Note 5.  Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2014	2013
	(In thousands)
Reinsurance recoverable	$147,301	$186,533
Trade accounts receivable	29,011	43,413
Paid losses recoverable	3,315	1,677
Accrued investment income	14,936	13,210
Premiums and agents' balances	1,129	2,813
Independent dealer receivable	411	334
Other receivable	4,177	14,803
	200,280	262,783
Less: Allowance for doubtful accounts	(958)	(994)
	$199,322	$261,789

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 6.  Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.3 million and $16.4 million at March 31, 2014 and 2013, respectively.

Available-for-Sale Investments

Available-for-sale investments at March 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$49,883	$1,475	$–	$(1,004)	$50,354
U.S. government agency mortgage-backed securities	36,258	2,558	(4)	(425)	38,387
Obligations of states and political subdivisions	166,311	4,834	(308)	(3,627)	167,210
Corporate securities	834,923	26,075	(3,794)	(25,875)	831,329
Mortgage-backed securities	12,425	279	(3)	(514)	12,187
Redeemable preferred stocks	18,445	283	(82)	(1,113)	17,533
Common stocks	17,299	3,987	(1)	(10)	21,275
	$1,135,544	$39,491	$(4,192)	$(32,568)	$1,138,275

Available-for-sale investments at March 31, 2013 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$24,518	$2,749	$(3)	$(3)	$27,261
U.S. government agency mortgage-backed securities	44,934	4,027	(7)	(73)	48,881
Obligations of states and political subdivisions	154,692	16,056	(2)	(292)	170,454
Corporate securities	729,677	51,596	(373)	(2,265)	778,635
Mortgage-backed securities	6,730	282	(27)	–	6,985
Redeemable preferred stocks	23,705	751	(214)	(30)	24,212
Common stocks	43,729	273	(4,685)	(407)	38,910
	$1,027,985	$75,734	$(5,311)	$(3,070)	$1,095,338

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $170.0 million, $165.1 million and $141.1 million in fiscal 2014, 2013 and 2012, respectively. The gross realized gains on these sales totaled $5.0 million, $9.5 million and $5.9 million in fiscal 2014, 2013 and 2012, respectively. We realized gross losses on these sales of $1.4 million, $0.7 million and $0.2 million in fiscal 2014, 2013 and 2012, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. We recognized other-than-temporary impairments of $0.1 million in fiscal 2012. There were no write downs in fiscal 2014 and 2013.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for fiscal 2014 or 2013.

The adjusted cost and estimated market value of available-for-sale investments at March 31, 2014 and 2013, respectively, by contractual maturity, were as follows:

	March 31, 2014		March 31, 2013
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$20,235	$20,475	$43,658	$44,333
Due after one year through five years	185,447	194,563	180,448	191,930
Due after five years through ten years	350,048	350,953	281,546	302,188
Due after ten years	531,645	521,289	448,169	486,780
	1,087,375	1,087,280	953,821	1,025,231

Mortgage backed securities	12,425	12,187	6,730	6,985
Redeemable preferred stocks	18,445	17,533	23,705	24,212
Equity securities	17,299	21,275	43,729	38,910
	$1,135,544	$1,138,275	$1,027,985	$1,095,338

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2014	2013
	(In thousands)
Mortgage loans, net	$159,552	$156,934
Short-term investments	44,700	43,574
Real estate	18,878	20,406
Policy loans	16,973	16,460
Other equity investments	8,747	4,391
	$248,850	$241,765

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses and any unamortized premium or discount. The allowance for probable losses was $0.4 million as of March 31, 2014 and 2013. The estimated fair value of these loans as of March 31, 2014 and 2013 approximated the carrying value. These loans represent first lien mortgages held by us.

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

Note 7. Other Assets

Other assets were as follows:

	March 31,
	2014	2013
	(In thousands)
Deposits (debt-related)	$33,139	$41,153
Cash surrender value of life insurance policies	30,934	30,769
Excess of loss reinsurance recoverable	15,000	15,000
Deferred charges	9,047	8,661
Other	9,468	4,403
	$97,588	$99,986

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 8. Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2014	2013	2012
	(In thousands)
Fixed maturities	$53,634	$50,696	$41,439
Real estate	1,118	380	81
Insurance policy loans	1,159	1,126	489
Mortgage loans	9,450	17,952	7,002
Short-term, amounts held by ceding reinsurers, net and other investments	3,440	367	1,084
Investment income	68,801	70,521	50,095
Less: investment expenses	(1,629)	(1,375)	(1,338)
Investment income - related party	12,419	13,757	24,795
Net investment and interest income	$79,591	$82,903	$73,552

Note 9. Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2014 Rate (a)	Maturities	2014	2013
			(In thousands)
Real estate loan (amortizing term)	1.66% - 6.93%	2023	$250,000	$235,000
Real estate loan (amortizing term)	-	-	–	24,630
Real estate loan (revolving credit)	-	2015	–	–
Senior mortgages	2.67% - 5.75%	2015 - 2038	684,915	556,522
Working capital loan (revolving credit)	-	2016	–	–
Fleet loans (amortizing term)	1.95% - 5.57%	2015 - 2021	370,394	361,079
Fleet loan (securitization)	4.90%	2017	90,793	190,801
Fleet loan (revolving credit)	1.65% - 1.91%	2017 - 2018	89,632	–
Capital leases (rental equipment)	2.23% - 7.82%	2015 - 2021	416,750	273,458
Other obligations	3.00% - 8.00%	2014 - 2044	39,875	20,355
Total notes, loans and leases payable			$1,942,359	$1,661,845

(a) Interest rate as of March 31, 2014, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. During the first quarter of fiscal 2014 this loan was amended. As part of the amendment the revolver component of the agreement was terminated and certain collateral was released. The final maturity date of the term loan was extended to April 2023. As of March 31, 2014, the outstanding balance on the Real Estate Loan was $250.0 million. U-Haul International, Inc. is a guarantor of this loan.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At March 31, 2014, the applicable LIBOR was 0.16% and the applicable margin was 1.50%, the sum of which was 1.66% which applied to $25.8 million of the Real Estate Loan. The rate on the remaining balance of $224.2 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Amerco Real Estate Company and a subsidiary of U-Haul International, Inc. entered into a term loan facility with an initial availability of $26.1 million and a final maturity of June 2016. This note was paid in full in March 2014.

Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $50.0 million. This agreement has a maturity of April 2015. As of March 31, 2014, we had the full $50.0 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.25%. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of March 31, 2014 were in the aggregate amount of $684.9 million and mature between 2015 and 2038. The senior mortgages require average monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 4.90% and 5.75%. Additionally, $98.3 million of these loans have an interest rate comprised of an applicable LIBOR of 0.16% plus a margin of 2.50%, the sum of which was 2.66%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At March 31, 2014, we had the full $25.0 million available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement has a maturity of April 2016. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of March 31, 2014 was $255.4 million with the final maturities between May 2015 and March 2021.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At March 31, 2014, the applicable LIBOR was between 0.15% and 0.16% and applicable margins were between 1.35% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 5.57% based on current margins. Additionally, $112.0 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

A subsidiary of U-Haul International, Inc. is a borrower under amortizing term loans with an aggregate balance of $115.0 million that were used to fund new truck acquisitions. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At March 31, 2014, the aggregate outstanding balance was $115.0 million.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At March 31, 2014, the outstanding balance was $90.8 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $75 million, which can be increased to a maximum of $225 million. The loan matures in October 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At March 31, 2014, the applicable LIBOR was 0.16% and the margin was 1.75%, the sum of which was 1.91%. Only interest is paid during the first four years of the loan with principal due monthly over the last nine months. As of March 31, 2014, we had $29.4 million available to be drawn.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $100 million, which can be increased to a maximum of $125 million. The loan matures in October 2017. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At March 31, 2014, the applicable LIBOR was 0.15% and the margin was 1.50%, the sum of which was 1.65%. Only interest is paid during the first three years of the loan with principal due monthly over the last nine months. As of March 31, 2014, we had $56.0 million available to be drawn.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Capital Leases

We entered into capital leases for new equipment between April 2008 and March 2014, with terms of the leases between 3 and 7 years. At March 31, 2014, the balance of these leases was $416.8 million. The net book value of the corresponding capitalized assets was $453.6 million at March 31, 2014.

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

At March 31, 2014, the aggregate outstanding principal balance of the U-Notes issued was $47.0 million of which $7.1 million is with our insurance subsidiaries with interest rates between 3.00% and 8.00% and maturity dates between 2014 and 2044.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of March 31, 2014 for the next five years and thereafter are as follows:

	Year Ended March 31,
	2015	2016	2017	2018	2019	Thereafter
	(In thousands)
Notes, loans and leases payable, secured	$163,562	$589,368	$395,013	$217,451	$146,399	$430,566

Note 10. Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2014	2013	2012
	(In thousands)
Interest expense	$72,538	$66,159	$63,523
Capitalized interest	(571)	(415)	(221)
Amortization of transaction costs	3,551	4,133	4,428
Interest expense resulting from derivatives	17,174	20,819	22,641
Total interest expense	$92,692	$90,696	$90,371

Interest paid in cash, including payments related to derivative contracts, amounted to $87.8 million, $84.6 million and $87.0 million for fiscal 2014, 2013 and 2012, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Interest Rates

Interest rates and our borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2014	2013	2012
	(In thousands, except interest rates)
Weighted average interest rate during the year	1.10%	1.25%	1.73%
Interest rate at year end	1.78%	0.00%	1.74%
Maximum amount outstanding during the year	$89,632	$48,920	$38,920
Average amount outstanding during the year	$18,658	$18,707	$24,494
Facility fees	$301	$449	$521

Note 11.  Derivatives

We manage exposure to changes in market interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, the designated benchmark interest rate being hedged on certain of our LIBOR indexed variable rate debt and a variable rate operating lease. The interest rate swaps effectively fix our interest payments on certain LIBOR indexed variable rate debt. We monitor our positions and the credit ratings of its counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.

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

(a) forward swap

(b) operating lease

As of March 31, 2014, the total notional amount of our variable interest rate swaps on debt and an operating lease was $368.6 million and $12.3 million, respectively.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivative Fair Value as of
	March 31, 2014	March 31, 2013
	(In thousands)
Interest rate contracts designated as hedging instruments	$32,716	$51,550

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	March 31, 2014	March 31, 2013	March 31, 2012
	(In thousands)
Loss recognized in income on interest rate contracts	$17,174	$20,819	$22,641
(Gain) loss recognized in AOCI on interest rate contracts (effective portion)	$(19,317)	$(9,405)	$9,179
Loss reclassified from AOCI into income (effective portion)	$16,691	$19,178	$23,559
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$483	$1,641	$(918)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During fiscal 2014 we recognized a net increase in the fair value of our cash flows hedges of $12.0 million.  Embedded in this change was $16.7 million of losses reclassified from accumulated other comprehensive income to interest expense during the year, net of taxes. At March 31, 2014, we expect to reclassify $14.2 million of net losses on interest rate contracts from accumulated other comprehensive income (loss) to earnings as interest expense over the next twelve months. Please see Note 3, Accounting Policies in the Notes to Consolidated Financial Statements.

Note 12. Stockholders’ Equity

On December 4, 2013, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on January 10, 2014. The dividend was paid on February 14, 2014.

On November 7, 2012, we declared a cash dividend on our Common Stock of $5.00 per share to holders of record on November 19, 2012. The dividend was paid on November 30, 2012.

Note 13.  Change in Excess Workers’ Compensation Reserves Estimate

Our policy is to regularly review the adequacy of loss reserves associated with the lines of business of our insurance subsidiaries. A review of the underlying claims of Repwest’s excess workers’ compensation business in the third quarter of fiscal 2012, indicated that claims had been developing more adversely than previously anticipated based on a combination of issues including medical inflation, additional treatments, longer claim terms and changes in ceding entity and third party administrator reporting practices.  As a result, Repwest adjusted its estimate for excess workers’ compensation reserves in the third quarter of fiscal 2012. The effect of this change increased benefits and losses expense by $48.3 million and decreased net earnings by $31.4 million, or $1.61 per share, for fiscal 2012.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 14.  Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2014	2013	2012
	(In thousands)
Pretax earnings:
U.S.	$516,207	$389,342	$302,748
Non-U.S.	21,315	19,145	22,888
Total pretax earnings	$537,522	$408,487	$325,636

Current provision (benefit)
Federal	$131,246	$116,788	$10,899
State	12,641	12,199	5,514
Non-U.S.	3,787	3,344	4,786
	147,674	132,331	21,199
Deferred provision (benefit)
Federal	37,979	8,466	89,327
State	7,553	1,458	8,310
Non-U.S.	1,925	1,524	1,433
	47,457	11,448	99,070

Provision for income tax expense	$195,131	$143,779	$120,269

Income taxes paid (net of income tax refunds received)	$138,384	$144,682	$10,739

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2014	2013	2012
	(In percentages)
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefit	2.38%	2.08%	2.70%
Foreign rate differential	(0.33)%	(0.45)%	(0.55)%
Federal tax credits	(0.32)%	(0.51)%	(0.21)%
Interest on deferred tax	0.00%	0.00%	0.12%
Dividend received deduction	(0.03)%	(0.03)%	(0.06)%
Other	(0.40)%	(0.89)%	(0.07)%
Actual tax expense of operations	36.30%	35.20%	36.93%

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$2,040	$2,007
Accrued expenses	150,935	153,807
Policy benefit and losses, claims and loss expenses payable, net	22,479	24,137
Unrealized losses	1,857	–
Other	–	454
Total deferred tax assets	$177,311	$180,405

Deferred tax liabilities:
Property, plant and equipment	$593,654	$552,548
Deferred policy acquisition costs	16,250	12,270
Unrealized gains	–	9,245
Other	3	–
Total deferred tax liabilities	609,907	574,063
Net deferred tax liability	$432,596	$393,658

The net operating loss and credit carry-forwards in the above table are primarily attributable to $15.4 million of state net operating losses that will begin to expire March 31, 2015 if not utilized.

ASC 740 prescribes a minimum recognition and measurement methodology that a tax position is required to meet before being recognized in the financial statements. The total amount of unrecognized tax benefits at April 1, 2013 was $13.9 million. This entire amount of unrecognized tax benefits if resolved in our favor, would favorably impact our effective tax rate. During the current year we recorded tax expense (net of settlements), resulting from uncertain tax positions in the amount of $3.0 million. At March 31, 2014, the amount of unrecognized tax benefits and the amount that would favorably affect our effective tax rate was $16.9 million.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

	Unrecognized Tax Benefits
	March 31,
	2014	2013
	(In thousands)
Unrecognized tax benefits beginning balance	$13,862	$11,780
Additions based on tax positions related to the current year	3,000	2,163
Settlements	(12)	(81)
Unrecognized tax benefits ending balance	$16,850	$13,862

We recognize interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At April 1, 2013, the amount of interest and penalties accrued on unrecognized tax benefits was $4.3 million, net of tax. During the current year we recorded expense from interest and penalties in the amount of $0.4 million, net of tax. At March 31, 2014, the amount of interest and penalties accrued on unrecognized tax benefits was $4.7 million, net of tax.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, we are no longer subject to audit for years prior to the fiscal year ended March 31, 2011. No provision was made for U. S. taxes payable on undistributed foreign earnings since these amounts are permanently reinvested.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 15.  Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2014, 2013 or 2012.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor a leveraged ESOP that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. ESOP shares are committed to be released monthly and ESOP compensation expense is recorded based on the current market price at the end of the month. These shares then become outstanding for the earnings per share computations. ESOP compensation expense was $6.6 million, $5.0 million and $4.4 million for fiscal 2014, 2013 and 2012, respectively. Listed below is a summary of these financing arrangements as of fiscal year-end:

	Outstanding as of	Interest Payments
Financing Date	March 31, 2014	2014	2013	2012
	(In thousands)
June, 1991	$1,054	$53	$250	$299
March, 1999	–	–	–	–
February, 2000	–	–	–	–
April, 2001	–	–	–	5
July, 2009	744	17	35	15

Contributions to the Plan Trust during fiscal 2014, 2013 and 2012 were $0.7 million, $1.7 million and $2.0 million, respectively. In fiscal 2014 $0.6 million of common stock dividends paid to unallocated shares was applied towards debt service.

Shares held by the Plan were as follows:

	Years Ended March 31,
	2014	2013
	(In thousands)
Allocated shares	1,312	1,374
Unreleased shares	40	76
Fair value of unreleased shares	$9,277	$13,218

The fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2014 and March 31, 2013, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Post Retirement and Post Employment Benefits

We provide medical and life insurance benefits to our eligible employees and their dependents upon retirement from the Company. The retirees must have attained age sixty-five and earned twenty years of full-time service upon retirement for coverage under the medical plan. The medical benefits are capped at a $20,000 lifetime maximum per covered person. The benefits are coordinated with Medicare and any other medical policies in force. Retirees who have attained age sixty-five and earned at least ten years of full-time service upon retirement from the Company are entitled to group term life insurance benefits. The life insurance benefit is $2,000 plus $100 for each year of employment over ten years. The plan is not funded and claims are paid as they are incurred. We use a March 31 measurement date for our post retirement benefit disclosures.

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2014	2013	2012
	(In thousands)
Service cost for benefits earned during the period	$726	$622	$515
Interest cost on accumulated postretirement benefit	564	554	568
Other components	19	4	(16)
Net periodic postretirement benefit cost	$1,309	$1,180	$1,067

The fiscal 2014 and fiscal 2013 post retirement benefit liability included the following components:

	Years Ended March 31,
	2014	2013
	(In thousands)
Beginning of year	$14,376	$12,493
Service cost for benefits earned during the period	726	622
Interest cost on accumulated post retirement benefit	564	554
Net benefit payments and expense	(263)	(271)
Actuarial loss	716	978
Accumulated postretirement benefit obligation	16,119	14,376

Current liabilities	397	493
Non-current liabilities	15,722	13,883

Total post retirement benefit liability recognized in statement of financial position	16,119	14,376
Components included in accumulated other comprehensive income (loss):
Unrecognized net gain (loss)	(492)	205
Cumulative net periodic benefit cost (in excess of employer contribution)	$15,627	$14,581

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2014	2013	2012
	(In percentages)
Accumulated postretirement benefit obligation	4.49%	3.77%	4.17%

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Amounts shown on the previous page include the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2014 was 7.6% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2029. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2013 (and used to measure the fiscal 2014 net periodic benefit cost) was 7.8% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2029.

If the estimated health care cost trend rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by $316,531 and the total of the service cost and interest cost components would increase by $17,710. A decrease in the estimated health care cost trend rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $359,038 and the total of the service cost and interest cost components would decrease by $20,112.

Post employment benefits provided by us, other than upon retirement, are not material.

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2015	$397
2016	472
2017	565
2018	665
2019	787
2020 through 2024	6,401
Total	$9,287

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheet at March 31, 2014 and 2013, that are subject to ASC 820 and the valuation approach applied to each of these items.

Year Ended March 31, 2014	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$457,723	$457,723	$–	$–
Fixed maturities - available for sale	1,099,467	898,209	200,154	1,104
Preferred stock	17,533	17,533	–	–
Common stock	21,275	21,275	–	–
Derivatives	3,868	3,868	–	–
Total	$1,599,866	$1,398,608	$200,154	$1,104

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	32,716	–	32,716	–
Total	$32,716	$–	$32,716	$–

In light of our definition of an active market at the end of the fourth quarter of fiscal 2014, we reclassified $95.4 million of fixed maturities – available for sale from Level 1 to Level 2 due to a review of their trading activity.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Year Ended March 31, 2013	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$434,175	$434,175	$–	$–
Fixed maturities - available for sale	1,032,215	951,598	79,437	1,180
Preferred stock	24,212	24,212	–	–
Common stock	38,911	38,911	–	–
Derivatives	1,165	–	1,165	–
Total	$1,530,678	$1,448,896	$80,602	$1,180

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	51,550	–	51,550	–
Total	$51,550	$–	$51,550	$–

The following tables represent the fair value measurements for our assets at March 31, 2014 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(In thousands)
Balance at March 31, 2013	$1,180

Fixed Maturities - Asset Backed Securities - redemption	(128)
Fixed Maturities - Asset Backed Securities accretion	67
Fixed Maturities - Asset Backed Securities capitalized interest	9
Fixed Maturities - Asset Backed Securities - net gain (realized)	(24)
Balance at March 31, 2014	$1,104

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 17.  Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $110,000.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2013
Life insurance in force	$861,967	$403	$1,033,136	$1,894,700	55%
Premiums earned:
Life	$45,625	$212	$12,888	$58,301	22%
Accident and health	95,536	397	3,157	98,296	3%
Annuity	847	23	498	1,322	38%
Property and casualty	40,685	–	367	41,052	1%
Total	$182,693	$632	$16,910	$198,971

Year ended December 31, 2012
Life insurance in force	$811,035	$16,471	1,083,550	$1,878,114	58%
Premiums earned:
Life	$52,751	$2,685	$13,640	$63,706	21%
Accident and health	106,266	454	3,409	109,221	3%
Annuity	6,095	1,208	301	5,188	6%
Property and casualty	31,537	–	2,805	34,342	8%
Total	$196,649	$4,347	$20,155	$212,457

Year ended December 31, 2011
Life insurance in force	$761,070	$14,868	$1,142,247	$1,888,449	60%
Premiums earned:
Life	$63,396	$6,909	$94,982	$151,469	63%
Accident and health	115,599	503	3,635	118,731	3%
Annuity	9,049	1,920	233	7,362	3%
Property and casualty	30,145	–	2,486	32,631	8%
Total	$218,189	$9,332	$101,336	$310,193

(a)Balances are reported net of inter-segment transactions.

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Repwest holds letters of credit at year end in the amount of $0.6 million from re-insurers and has issued letters of credit in the amount of $4.3 million in favor of certain ceding companies.

Policy benefits and losses, claims and loss expenses payable for our Property and Casualty Insurance operating segment were as follows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Unpaid losses and loss adjustment expense	$295,126	$330,093
Reinsurance losses payable	90	91
Total	$295,216	$330,184

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Activity in the liability for unpaid losses and loss adjustment expenses for our Property and Casualty Insurance operating segment is summarized as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at January 1	$330,093	$382,328	$276,355
Less: reinsurance recoverable	176,439	223,865	167,315
Net balance at January 1	153,654	158,463	109,040
Incurred related to:
Current year	9,861	8,962	9,297
Prior years	1,652	7,036	56,445
Total incurred	11,513	15,998	65,742
Paid related to:
Current year	5,226	4,405	5,049
Prior years	1,350	16,402	11,270
Total paid	6,576	20,807	16,319
Net balance at December 31	158,591	153,654	158,463
Plus: reinsurance recoverable	136,535	176,439	223,865
Balance at December 31	$295,126	$330,093	$382,328

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $136.5 million) increased by $4.9 million in 2013.

Note 18.  Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2020. As of March 31, 2014, we have guaranteed $95.0 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease expenses were as follows:

	Years Ended March 31,
	2014	2013	2012
	(In thousands)
Lease expense	$100,466	$117,448	$131,215

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Operating lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
		(In thousands)
Year-ended March 31:
2015	$4,750	$60,062	$64,812
2016	2,152	32,396	34,548
2017	2,067	14,518	16,585
2018	1,811	11,053	12,864
2019	769	9,046	9,815
Thereafter	5,532	1,323	6,855
Total	$17,081	$128,398	$145,479

Note 19.  Contingencies

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

Other

We are named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion, none of these other matters will individually have a material effect on our financial position and results of operations.

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

SAC Holdings was established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we sold real estate and various self-storage properties to SAC Holdings, and such sales provided significant cash flows to us.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Related Party Revenues

	Years Ended March 31,
	2014	2013	2012
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$7,071	$8,373	$19,364
U-Haul interest income revenue from Private Mini	5,348	5,383	5,431
U-Haul management fee revenue from SAC Holdings	18,008	18,732	18,306
U-Haul management fee revenue from Private Mini	2,437	2,305	2,226
U-Haul management fee revenue from Mercury	4,049	3,342	2,734
	$36,913	$38,135	$48,061

During fiscal 2014, subsidiaries of ours held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $17.2 million, $12.6 million and $17.8 million, from SAC Holdings during fiscal 2014, 2013 and 2012, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2014 was $72.4 million and the aggregate notes receivable balance at March 31, 2014 was $71.5 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2017 and 2019.

During fiscal 2014, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $5.4 million from Private Mini during fiscal years 2014, 2013 and 2012. The largest aggregate amount outstanding during fiscal 2014 was $65.9 million and the aggregate notes receivable balance at March 31, 2014 was $65.5 million.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $25.8 million, $23.7 million and $22.5 million from the above mentioned entities during fiscal 2014, 2013 and 2012, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen.  James P. Shoen, a significant shareholder and director of AMERCO, and an estate planning trust benefitting Shoen children also have an interest in Mercury.

Related Party Costs and Expenses

	Years Ended March 31,
	2014	2013	2012
	(In thousands)
U-Haul lease expenses to SAC Holdings	$2,619	$2,626	$2,430
U-Haul commission expenses to SAC Holdings	46,886	41,185	39,167
U-Haul commission expenses to Private Mini	3,047	2,650	2,523
	$52,552	$46,461	$44,120

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

At March 31, 2014, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $32.9 million, expenses of $2.6 million and cash flows of $43.7 million during fiscal 2014. Revenues and commission expenses related to the Dealer Agreements were $228.6 million and $49.9 million, respectively for fiscal 2014.

Pursuant to the variable interest entity model under ASC 810 – Consolidation (“ASC 810”), Management determined that the junior notes of SAC Holdings and Private Mini as well as the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represent potential variable interests for us. Management evaluated whether it should be identified as the primary beneficiary of one or more of these VIE’s using a two-step approach in which management (i) identified all other parties that hold interests in the VIE’s, and (ii) determined if any variable interest holder has the power to direct the activities of the VIE’s that most significantly impact their economic performance.

Management determined that they do not have a variable interest in the holding entities SAC Holding II Corporation, Mercury, 4 SAC, 5 SAC, or Galaxy based upon management agreements which are with the individual operating entities or through the issuance of junior debt; therefore, we are precluded from consolidating these entities.

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

We do not have the power to direct the activities that most significantly impact the economic performance of the individual operating entities which have management agreements with U-Haul. There are no fees or penalties disclosed in the management agreement for termination of the agreement. Through control of the holding entities' assets, and its ability and history of making key decisions relating to the entity and its assets, Blackwater, and its owner, are the variable interest holder with the power to direct the activities that most significantly impact each of the individual holding entities and the individual operating entities’ performance.  As a result, we have no basis under ASC 810 to consolidate these entities.

We have not provided financial or other support explicitly or implicitly during the fiscal year ended March 31, 2014 to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Related Party Assets

	March 31,
	2014	2013
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$68,451	$68,593
U-Haul notes receivable from SAC Holding Corporation	71,464	72,397
U-Haul interest receivable from SAC Holdings	4,376	14,483
U-Haul receivable from SAC Holdings	19,418	22,336
U-Haul receivable from Mercury	5,930	3,640
Other (a)	(15)	586
	$169,624	$182,035

(a) Timing differences for intercompany balances with insurance subsidiaries.

Note 21. Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the State of Arizona require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income (loss) and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Repwest:
Audited statutory net income (loss)	$18,286	$16,923	$(37,417)
Audited statutory capital and surplus	126,836	94,284	77,285
ARCOA:
Audited statutory net income (loss)	532	(1,881)	(362)
Audited statutory capital and surplus	2,666	2,201	2,469
Oxford:
Audited statutory net income	11,130	13,936	1,677
Audited statutory capital and surplus	148,486	131,920	129,445
CFLIC:
Audited statutory net income	9,567	8,734	8,513
Audited statutory capital and surplus	28,848	28,042	36,200
NAI:
Audited statutory net income (loss)	(419)	(1,962)	(4,151)
Audited statutory capital and surplus	10,185	9,804	11,564
DGLIC:*
Audited statutory net income	–	–	1,828
Audited statutory capital and surplus	–	–	7,276

* Merged with CFLIC on December 31, 2012.

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest at December 31, 2013 that could be distributed as ordinary dividends was $10.2 million. The statutory surplus for Oxford at December 31, 2013 that could be distributed as ordinary dividends was $14.8 million. Repwest and Oxford did not pay a dividend to AMERCO in fiscal 2014 or 2013. In fiscal 2012, Repwest distributed a dividend of $6.8 million in property to AMERCO.

.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 22.  Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2014
Total revenues	$2,681,800	$153,452	$2,835,252
Depreciation and amortization, net of (gains) losses on disposal	272,236	7,358	279,594
Interest expense	92,128	564	92,692
Pretax earnings	516,207	21,315	537,522
Income tax expense	189,419	5,712	195,131
Identifiable assets	5,854,503	144,475	5,998,978

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2013
Total revenues	$2,409,291	$149,296	$2,558,587
Depreciation and amortization, net of (gains) losses on disposal	247,413	7,959	255,372
Interest expense	90,137	559	90,696
Pretax earnings	389,342	19,145	408,487
Income tax expense	138,911	4,868	143,779
Identifiable assets	5,160,889	145,712	5,306,601

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2012
Total revenues	$2,364,560	$147,467	$2,512,027
Depreciation and amortization, net of (gains) losses on disposal	214,800	7,892	222,692
Interest expense	89,730	641	90,371
Pretax earnings	302,748	22,888	325,636
Income tax expense	114,050	6,219	120,269
Identifiable assets	4,518,772	135,279	4,654,051

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

Note 22A. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of March 31, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$321,544	$140,844	$2,322	$–		$464,710	$12,758	$17,644	$–		$495,112
Reinsurance recoverables and trade receivables, net	–	28,784	177	–		28,961	142,335	28,026	–		199,322
Inventories, net	–	67,020	–	–		67,020	–	–	–		67,020
Prepaid expenses	18,537	36,236	496	–		55,269	–	–	–		55,269
Investments, fixed maturities and marketable equities	–	–	–	–		–	192,173	946,102	–		1,138,275
Investments, other	–	1,653	31,197	–		32,850	54,674	161,326	–		248,850
Deferred policy acquisition costs, net	–	–	–	–		–	–	118,707	–		118,707
Other assets	159	59,746	33,952	–		93,857	1,991	1,740	–		97,588
Related party assets	1,150,671	115,657	9	(1,093,830)	(c)	172,507	13,011	515	(16,409)	(c)	169,624
	1,490,911	449,940	68,153	(1,093,830)		915,174	416,942	1,274,060	(16,409)		2,589,767

Investment in subsidiaries	493,612	–	–	(120,122)	(b)	373,490	–	–	(373,490)	(b)	–

Property, plant and equipment, at cost:
Land	–	56,242	348,935	–		405,177	–	–	–		405,177
Buildings and improvements	–	205,762	1,224,568	–		1,430,330	–	–	–		1,430,330
Furniture and equipment	72	311,053	10,963	–		322,088	–	–	–		322,088
Rental trailers and other rental equipment	–	373,325	–	–		373,325	–	–	–		373,325
Rental trucks	–	2,610,797	–	–		2,610,797	–	–	–		2,610,797
	72	3,557,179	1,584,466	–		5,141,717	–	–	–		5,141,717
Less: Accumulated depreciation	(56)	(1,349,920)	(382,530)	–		(1,732,506)	–	–	–		(1,732,506)
Total property, plant and equipment	16	2,207,259	1,201,936	–		3,409,211	–	–	–		3,409,211
Total assets	$1,984,539	$2,657,199	$1,270,089	$(1,213,952)		$4,697,875	$416,942	$1,274,060	$(389,899)		$5,998,978

(a) Balances as of December 31, 2013
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$657	$351,050	$4,504	$–		$356,211	$–	$1,743	$–		$357,954
Notes, loans and leases payable	–	1,060,240	882,119	–		1,942,359	–	–	–		1,942,359
Policy benefits and losses, claims and loss expenses payable	–	370,668	–	–		370,668	295,216	416,714	–		1,082,598
Liabilities from investment contracts	–	–	–	–		–	–	616,725	–		616,725
Other policyholders' funds and liabilities	–	–	–	–		–	3,732	4,256	–		7,988
Deferred income	–	31,390	–	–		31,390	–	–	–		31,390
Deferred income taxes	455,295	–	–	–		455,295	(30,440)	7,741	–		432,596
Related party liabilities	–	588,919	519,495	(1,093,830)	(c)	14,584	1,647	178	(16,409)	(c)	–
Total liabilities	455,952	2,402,267	1,406,118	(1,093,830)		3,170,507	270,155	1,047,357	(16,409)		4,471,610

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–	–	–	–		–
Series B preferred stock	–	–	–	–		–	–	–	–		–
Series A common stock	–	–	–	–		–	–	–	–		–
Common stock	10,497	1	1	(2)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	444,420	121,230	147,941	(269,171)	(b)	444,420	91,120	26,271	(117,601)	(b)	444,210
Accumulated other comprehensive income (loss)	(53,923)	(59,914)	–	59,914	(b)	(53,923)	1,782	4,210	(5,992)	(b)	(53,923)
Retained earnings (deficit)	1,805,243	194,834	(283,971)	89,137	(b)	1,805,243	50,584	193,722	(244,096)	(b)	1,805,453
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	(1,219)	–	–		(1,219)	–	–	–		(1,219)
Total stockholders' equity (deficit)	1,528,587	254,932	(136,029)	(120,122)		1,527,368	146,787	226,703	(373,490)		1,527,368
Total liabilities and stockholders' equity	$1,984,539	$2,657,199	$1,270,089	$(1,213,952)		$4,697,875	$416,942	$1,274,060	$(389,899)		$5,998,978

(a) Balances as of December 31, 2013
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

Consolidating balance sheets by industry segment as of March 31, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)

Liabilities:
Accounts payable and accrued expenses	$110	$345,864	$4,378	$–		$350,352	$–	$8,139	$–		$358,491
Notes, loans and leases payable	–	881,766	780,079	–		1,661,845	–	–	–		1,661,845
Policy benefits and losses, claims and loss expenses payable	–	380,824	–	–		380,824	330,184	404,040	–		1,115,048
Liabilities from investment contracts	–	–	–	–		–	–	510,789	–		510,789
Other policyholders' funds and liabilities	–	–	–	–		–	3,157	4,137	–		7,294
Deferred income	–	30,217	–	–		30,217	–	–	–		30,217
Deferred income taxes	412,089	–	–	–		412,089	(36,241)	17,810	–		393,658
Related party liabilities	–	638,448	347,248	(975,683)	(c)	10,013	1,844	208	(12,065)	(c)	–
Total liabilities	412,199	2,277,119	1,131,705	(975,683)		2,845,340	298,944	945,123	(12,065)		4,077,342
Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–	–	–	–		–
Series B preferred stock	–	–	–	–		–	–	–	–		–
Series A common stock	–	–	–	–		–	–	–	–		–
Common stock	10,497	1	1	(2)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	438,378	121,230	147,941	(269,171)	(b)	438,378	91,120	26,271	(117,601)	(b)	438,168
Accumulated other comprehensive loss	(22,680)	(62,325)	–	62,325	(b)	(22,680)	4,568	37,567	(42,135)	(b)	(22,680)
Retained earnings (deficit)	1,482,420	(58,797)	(288,151)	346,948	(b)	1,482,420	37,922	176,392	(214,104)	(b)	1,482,630
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	(1,706)	–	–		(1,706)	–	–	–		(1,706)
Total stockholders' equity (deficit)	1,230,965	(1,597)	(140,209)	140,100		1,229,259	136,911	242,730	(379,641)		1,229,259
Total liabilities and stockholders' equity	$1,643,164	$2,275,522	$991,496	$(835,583)		$4,074,599	$435,855	$1,187,853	$(391,706)		$5,306,601

(a) Balances as of December 31, 2012
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,958,209	$–	$–		$1,958,209	$–	$–	$(2,786)	(c)	$1,955,423
Self-storage revenues	–	180,592	1,202	–		181,794	–	–	–		181,794
Self-moving & self-storage products & service sales	–	234,187	–	–		234,187	–	–	–		234,187
Property management fees	–	24,493	–	–		24,493	–	–	–		24,493
Life insurance premiums	–	–	–	–		–	–	157,919	–		157,919
Property and casualty insurance premiums	–	–	–	–		–	41,052	–	–		41,052
Net investment and interest income	6,205	8,107	900	–		15,212	10,592	54,398	(611)	(b)	79,591
Other revenue	260	164,450	103,456	(110,111)	(b)	158,055	–	3,211	(473)	(b)	160,793
Total revenues	6,465	2,570,038	105,558	(110,111)		2,571,950	51,644	215,528	(3,870)		2,835,252

Costs and expenses:
Operating expenses	6,636	1,338,635	12,053	(110,111)	(b)	1,247,213	20,799	23,686	(3,217)	(b,c)	1,288,481
Commission expenses	–	252,525	–	–		252,525	–	–	–		252,525
Cost of sales	–	127,270	–	–		127,270	–	–	–		127,270
Benefits and losses	–	–	–	–		–	11,513	145,189	–		156,702
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	19,982	–		19,982
Lease expense	92	100,521	36	–		100,649	–	–	(183)	(b)	100,466
Depreciation, net of (gains) losses on disposals	5	242,721	16,886	–		259,612	–	–	–		259,612
Total costs and expenses	6,733	2,061,672	28,975	(110,111)		1,987,269	32,312	188,857	(3,400)		2,205,038

Earnings (loss) from operations before equity in earnings of subsidiaries	(268)	508,366	76,583	–		584,681	19,332	26,671	(470)		630,214

Equity in earnings of subsidiaries	287,803	–	–	(257,811)	(d)	29,992	–	–	(29,992)	(d)	–

Earnings from operations	287,535	508,366	76,583	(257,811)		614,673	19,332	26,671	(30,462)		630,214
Interest income (expense)	86,916	(110,270)	(69,808)	–		(93,162)	–	–	470	(b)	(92,692)
Pretax earnings	374,451	398,096	6,775	(257,811)		521,511	19,332	26,671	(29,992)		537,522
Income tax expense	(32,060)	(144,465)	(2,595)	–		(179,120)	(6,670)	(9,341)	–		(195,131)
Earnings available to common shareholders	$342,391	$253,631	$4,180	$(257,811)		$342,391	$12,662	$17,330	$(29,992)		$342,391
(a) Balances for the year ended December 31, 2013
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

Consolidating cash flow statements by industry segment for the year ended March 31, 2014, are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$342,391	$253,631	$4,180	$(257,811)		$342,391	$12,662	$17,330	$(29,992)		$342,391
Earnings from consolidated subsidiaries	(287,803)	–	–	257,811		(29,992)	–	–	29,992		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	5	274,930	18,234	–		293,169	–	–	–		293,169
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	19,982	–		19,982
Change in allowance for losses on trade receivables	–	(28)	–	–		(28)	–	(8)	–		(36)
Change in allowance for inventory reserve	–	871	–	–		871	–	–	–		871
Net gain on sale of real and personal property	–	(32,209)	(1,348)	–		(33,557)	–	–	–		(33,557)
Net gain on sale of investments	(1,325)	–	–	–		(1,325)	(536)	(4,550)	–		(6,411)
Deferred income taxes	34,605	–	–	–		34,605	7,301	4,465	–		46,371
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	14,505	(177)	–		14,328	43,675	4,503	–		62,506
Inventories	–	(11,495)	–	–		(11,495)	–	–	–		(11,495)
Prepaid expenses	3,938	(1,276)	(476)	–		2,186	–	–	–		2,186
Capitalization of deferred policy acquisition costs	–	–	–	–		–	–	(32,611)	–		(32,611)
Other assets	(41)	11,124	(2,413)	–		8,670	(781)	(222)	–		7,667
Related party assets	–	11,060	–	–		11,060	(4,231)	–	725	(b)	7,554
Accounts payable and accrued expenses	6,589	24,102	131	–		30,822	–	3,909	–		34,731
Policy benefits and losses, claims and loss expenses payable	–	(8,202)	–	–		(8,202)	(34,968)	12,674	–		(30,496)
Other policyholders' funds and liabilities	–	–	–	–		–	575	118	–		693
Deferred income	–	1,259	–	–		1,259	–	–	–		1,259
Related party liabilities	–	1,398	4,249	–		5,647	(131)	(61)	(725)	(b)	4,730
Net cash provided (used) by operating activities	98,359	539,670	22,380	–		660,409	23,566	25,529	–		709,504

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2)	(688,613)	(310,750)	–		(999,365)	–	–	–		(999,365)
Short term investments	–	–	–	–		–	(60,551)	(210,139)	–		(270,690)
Fixed maturities investments	–	–	–	–		–	(58,790)	(223,634)	–		(282,424)
Equity securities	–	–	–	–		–	(746)	(816)	–		(1,562)
Preferred stock	–	–	–	–		–	(640)	–	–		(640)
Real estate	–	–	–	–		–	–	(532)	–		(532)
Mortgage loans	–	(3,233)	(20,630)	2,514	(b)	(21,349)	(3,500)	(39,159)	11,589	(b)	(52,419)
Proceeds from sales and paydowns of:
Property, plant and equipment	–	267,559	2,494	–		270,053	–	–	–		270,053
Short term investments	–	–	–	–		–	68,852	200,200	–		269,052
Fixed maturities investments	–	–	–	–		–	17,106	121,295	–		138,401
Equity securities	26,569	–	–	–		26,569	2,570	–	–		29,139
Preferred stock	–	–	–	–		–	4,504	1,500	–		6,004
Real estate	–	–	193	–		193	–	351	–		544
Mortgage loans	–	1,680	39,793	(2,514)	(b)	38,959	6,267	15,049	(11,589)	(b)	48,686
Net cash provided (used) by investing activities	26,567	(422,607)	(288,900)	–		(684,940)	(24,928)	(135,885)	–		(845,753)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2013
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2014, are as follows:

	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	–	224,943	206,086	–	431,029	–	–	–	431,029
Principal repayments on credit facilities	–	(189,022)	(104,046)	–	(293,068)	–	–	–	(293,068)
Debt issuance costs	–	(1,232)	(2,711)	–	(3,943)	–	–	–	(3,943)
Capital lease payments	–	(53,079)	–	–	(53,079)	–	–	–	(53,079)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	487	–	–	487	–	–	–	487
Proceeds from (repayment of) intercompany loans	(110,933)	(57,065)	167,998	–	–	–	–	–	–
Common stock dividends paid	(19,568)	–	–	–	(19,568)	–	–	–	(19,568)
Investment contract deposits	–	–	–	–	–	–	140,613	–	140,613
Investment contract withdrawals	–	–	–	–	–	–	(34,677)	–	(34,677)
Net cash provided (used) by financing activities	(130,501)	(74,968)	267,327	–	61,858	–	105,936	–	167,794

Effects of exchange rate on cash	–	(177)	–	–	(177)	–	–	–	(177)

Increase (decrease) in cash and cash equivalents	(5,575)	41,918	807	–	37,150	(1,362)	(4,420)	–	31,368
Cash and cash equivalents at beginning of period	327,119	98,926	1,515	–	427,560	14,120	22,064	–	463,744
Cash and cash equivalents at end of period	$321,544	$140,844	$2,322	$–	$464,710	$12,758	$17,644	$–	$495,112
	(page 2 of 2)
(a) Balance for the period ended December 31, 2013

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2013, are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$264,708	$180,404	$7,519	$(187,923)		$264,708	$9,256	$14,985	$(24,241)		$264,708
Earnings from consolidated subsidiaries	(212,164)	–	–	187,923		(24,241)	–	–	24,241		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	5	245,104	15,383	–		260,492	–	–	–		260,492
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	17,376	–		17,376
Change in allowance for losses on trade receivables	–	(134)	–	–		(134)	–	–	–		(134)
Change in allowance for inventory reserve	–	1,133	–	–		1,133	–	–	–		1,133
Net gain on sale of real and personal property	–	(20,697)	(1,799)	–		(22,496)	–	–	–		(22,496)
Net gain on sale of investments	(76)	–	–	–		(76)	(4,883)	(3,364)	–		(8,323)
Deferred income taxes	9,206	–	–	–		9,206	4,459	(147)	–		13,518
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	(6,022)	–	–		(6,022)	45,201	(2,857)	–		36,322
Inventories	–	1,206	–	–		1,206	–	–	–		1,206
Prepaid expenses	(12,979)	(2,899)	291	–		(15,587)	–	–	–		(15,587)
Capitalization of deferred policy acquisition costs	–	–	–	–		–	–	(50,640)	–		(50,640)
Other assets	365	21,186	(335)	–		21,216	294	46	–		21,556
Related party assets	–	133,970	–	–		133,970	(1,361)	–	1,063	(b)	133,672
Accounts payable and accrued expenses	2,659	37,910	761	–		41,330	–	(1,298)	–		40,032
Policy benefits and losses, claims and loss expenses payable	–	1,102	–	–		1,102	(52,755)	21,175	–		(30,478)
Other policyholders' funds and liabilities	–	–	–	–		–	(281)	302	–		21
Deferred income	–	(1,312)	–	–		(1,312)	–	–	–		(1,312)
Related party liabilities	–	1,145	–	–		1,145	346	36	(1,063)	(b)	464
Net cash provided (used) by operating activities	51,724	592,096	21,820	–		665,640	276	(4,386)	–		661,530

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(2)	(524,351)	(131,631)	–		(655,984)	–	–	–		(655,984)
Short term investments	–	–	–	–		–	(97,269)	(314,369)	–		(411,638)
Fixed maturities investments	–	–	–	–		–	(44,460)	(398,802)	–		(443,262)
Equity securities	–	–	–	–		–	(16,289)	–	–		(16,289)
Preferred stock	–	–	–	–		–	(6,296)	–	–		(6,296)
Real estate	–	–	(243)	–		(243)	–	(830)	–		(1,073)
Mortgage loans	–	(5,068)	(42,652)	2,514	(b)	(45,206)	(1,821)	(33,684)	–		(80,711)
Proceeds from sales and paydowns of:
Property, plant and equipment	–	214,980	5,719	–		220,699	–	–	–		220,699
Short term investments	–	–	–	–		–	87,738	329,782	–		417,520
Fixed maturities investments	–	–	–	–		–	35,493	125,313	–		160,806
Equity securities	372	–	–	–		372	–	–	–		372
Preferred stock	–	–	–	–		–	7,258	–	–		7,258
Real estate	–	–	667	–		667	–	4	–		671
Mortgage loans	–	14,848	34,134	(2,514)	(b)	46,468	25,448	23,798	–		95,714
Net cash provided (used) by investing activities	370	(299,591)	(134,006)	–		(433,227)	(10,198)	(268,788)	–		(712,213)
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

Consolidating cash flow statements by industry segment for the year ended March 31, 2012 are as follows:

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
Adjustments to reconcile net earnings to cash provided by operations:
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

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2012 are as follows:

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

Note 23.  Subsequent Events

Our management has evaluated subsequent events occurring after March 31, 2014, the date of our most recent balance sheet date, through the date our financial statements were issued. We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements than those stated below.

Financial Strength Ratings

In May 2014, A.M. Best upgraded the financial strength rating for Oxford to A- (Excellent) with a stable outlook.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2014	2013
	(In thousands)
ASSETS
Cash and cash equivalents	$321,544	$327,119
Investment in subsidiaries	493,612	240,080
Related party assets	1,150,671	1,032,124
Other assets	18,712	43,841
Total assets	$1,984,539	$1,643,164

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$455,952	$412,199
	455,952	412,199
Stockholders' equity:
Preferred stock	–	–
Common stock	10,497	10,497
Additional paid-in capital	444,420	438,378
Accumulated other comprehensive loss	(53,923)	(22,680)
Retained earnings:
Beginning of period	1,482,420	1,316,854
Adjustment to initially apply ASU 2010-26	–	(1,721)
Net earnings	342,391	264,708
Dividends	(19,568)	(97,421)
End of period	1,805,243	1,482,420

Cost of common shares in treasury	(525,653)	(525,653)
Cost of preferred shares in treasury	(151,997)	(151,997)
Total stockholders' equity	1,528,587	1,230,965
Total liabilities and stockholders' equity	$1,984,539	$1,643,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Revenues:
Net interest income and other revenues	$6,465	$5,329	$6,085
Expenses:
Operating expenses	6,636	13,611	9,081
Other expenses	97	97	98
Total expenses	6,733	13,708	9,179
Equity in earnings of subsidiaries	287,803	212,164	149,160
Interest income	86,916	91,125	94,278
Pretax earnings	374,451	294,910	240,344
Income tax expense	(32,060)	(30,202)	(34,649)
Net earnings	342,391	264,708	205,695
Less: Excess of redemption value over carrying value of preferred shares redeemed	–	–	(5,908)
Less: Preferred stock dividends	–	–	(3,241)
Earnings available to common shareholders	$342,391	$264,708	$196,546
Basic and diluted earnings per common share	$17.51	$13.56	$10.09
Weighted average common shares outstanding: Basic and diluted	19,558,758	19,518,779	19,476,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF comprehensive income

	Years Ended March 31,
	2014	2013	2012
	(In thousands, except share and per share data)

Net earnings	$342,391	$264,708	$205,695
Other comprehensive income (loss)	(31,243)	22,756	1,031
Total comprehensive income	$311,148	$287,464	$206,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net earnings	$342,391	$264,708	$205,695
Change in investments in subsidiaries	(287,803)	(212,164)	(149,160)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	5	5	5
Net gain on sale of investments	(1,325)	(76)	(488)
Deferred income taxes	34,605	9,206	109,680
Net change in other operating assets and liabilities:
Prepaid expenses	3,938	(12,979)	6,470
Other assets	(41)	365	2,380
Accounts payable and accrued expenses	6,589	2,659	4,163
Net cash provided by operating activities	98,359	51,724	178,745

Cash flows from investing activities:
Purchases of property, plant and equipment	(2)	(2)	(1)
Purchases of equity securities	–	–	(8,855)
Proceeds of equity securities	26,569	372	8,800
Net cash provided (used) by investing activities	26,567	370	(56)

Cash flows from financing activities:
Proceeds from (repayments) of intercompany loans	(110,933)	172,444	(52,051)
Preferred stock redemption paid	–	–	(151,997)
Preferred stock dividends paid	–	–	(3,241)
Common stock dividends paid	(19,568)	(97,421)	(19,484)
Contribution to related party	–	(1,500)	(518)
Net cash provided (used) by financing activities	(130,501)	73,523	(227,291)

Increase (decrease) in cash and cash equivalents	(5,575)	125,617	(48,602)
Cash and cash equivalents at beginning of period	327,119	201,502	250,104
Cash and cash equivalents at end of period	$321,544	$327,119	$201,502

Income taxes paid, net of income taxes refunds received, amounted to $138.4 million, $144.7 million and $10.7 million for fiscal 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2014, 2013, and 2012

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

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Years Ended March 31, 2014, 2013 and 2012

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2014	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$994	$958	$–	$(994)	$958
Allowance for obsolescence
(deducted from inventory)	$1,711	$776	$–	$–	$2,487
Allowance for LIFO
(deducted from inventory)	$14,693	$95	$–	$–	$14,788
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$–	$370

Year ended March 31, 2013
Allowance for doubtful accounts
(deducted from trade receivable)	$1,128	$1,184	$–	$(1,318)	$994
Allowance for obsolescence
(deducted from inventory)	$730	$981	$–	$–	$1,711
Allowance for LIFO
(deducted from inventory)	$14,541	$152	$–	$–	$14,693
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$–	$370

Year ended March 31, 2012
Allowance for doubtful accounts
(deducted from trade receivable)	$1,336	$1,485	$–	$(1,693)	$1,128
Allowance for obsolescence
(deducted from inventory)	$595	$135	$–	$–	$730
Allowance for LIFO
(deducted from inventory)	$13,294	$1,247	$–	$–	$14,541
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$–	$370

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended December 31, 2013, 2012 AND 2011

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses		Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2014	Consolidated property casualty entity	$–	$295,126	$	N/A	$–	$41,052	$10,057	$9,861	$1,652	$–	$6,576	$41,065
2013	Consolidated property casualty entity	–	330,093		N/A	–	34,342	8,976	8,962	7,036	–	20,807	34,378
2012	Consolidated property casualty entity	–	382,328		N/A	–	32,631	9,664	9,297	56,445	–	16,319	32,627

(1) The earned and written premiums are reported net of intersegment transactions. There were no earned premiums eliminated for the years ended December 31, 2013, 2012 and 2011, respectively.

(2) Net Investment Income excludes net realized (gains) losses on investments of ($0.5) million, ($4.9) million and ($0.3) million for the years ended December 31, 2013, 2012 and 2011, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

Date: May 28, 2014	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: May 28, 2014	/s/ Jason A. Berg
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

Signature	Title	Date
/s/ Jason A. Berg	Chief Accounting Officer (Principal Financial Officer)	May 28, 2014
Jason A. Berg
/s/ James E. Acridge	Director	May 28, 2014
James E. Acridge
/s/ Charles J. Bayer	Director	May 28, 2014
Charles J. Bayer
/s/ John P. Brogan	Director	May 28, 2014
John P. Brogan
/s/ John M. Dodds	Director	May 28, 2014
John M. Dodds
/s/ Michael L. Gallagher	Director	May 28, 2014
Michael L. Gallagher
/s/ Daniel R. Mullen	Director	May 28, 2014
Daniel R. Mullen
/s/ James P. Shoen	Director	May 28, 2014
James P. Shoen