Form 10-Q
period 2014-06-30
AMERCO /NV/
filed 2014-08-06
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 1, 2014.

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	June 30,	March 31,
	2014	2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$692,585	$495,112
Reinsurance recoverables and trade receivables, net	200,015	199,322
Inventories, net	69,341	67,020
Prepaid expenses	49,909	55,269
Investments, fixed maturities and marketable equities	1,213,312	1,138,275
Investments, other	244,557	248,850
Deferred policy acquisition costs, net	117,109	118,707
Other assets	106,834	97,588
Related party assets	159,721	169,624
	2,853,383	2,589,767
Property, plant and equipment, at cost:
Land	425,953	405,177
Buildings and improvements	1,498,731	1,430,330
Furniture and equipment	323,906	322,088
Rental trailers and other rental equipment	391,823	373,325
Rental trucks	2,817,303	2,610,797
	5,457,716	5,141,717
Less: Accumulated depreciation	(1,782,417)	(1,732,506)
Total property, plant and equipment	3,675,299	3,409,211
Total assets	$6,528,682	$5,998,978
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$450,972	$357,954
Notes, loans and leases payable	2,185,365	1,942,359
Policy benefits and losses, claims and loss expenses payable	1,073,488	1,082,598
Liabilities from investment contracts	643,066	616,725
Other policyholders' funds and liabilities	9,815	7,988
Deferred income	39,121	31,390
Deferred income taxes	452,398	432,596
Total liabilities	4,854,225	4,471,610

Commitments and contingencies (notes 4, 7, 8 and 9)	–	–
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of June 30 and March 31, 2014	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2014	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2014	–	–
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of June 30 and March 31, 2014	10,497	10,497
Additional paid-in capital	445,863	444,210
Accumulated other comprehensive loss	(33,048)	(53,923)
Retained earnings	1,929,927	1,805,453
Cost of common shares in treasury, net (22,377,912 shares as of June 30 and March 31, 2014)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of June 30 and March 31, 2014)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(1,132)	(1,219)
Total stockholders' equity	1,674,457	1,527,368
Total liabilities and stockholders' equity	$6,528,682	$5,998,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$580,708	$521,649
Self-storage revenues	49,134	42,099
Self-moving and self-storage products and service sales	74,479	70,691
Property management fees	5,677	5,161
Life insurance premiums	37,930	41,062
Property and casualty insurance premiums	9,618	7,966
Net investment and interest income	21,046	18,989
Other revenue	45,596	41,340
Total revenues	824,188	748,957

Costs and expenses:
Operating expenses	355,207	311,627
Commission expenses	79,665	68,627
Cost of sales	41,628	35,570
Benefits and losses	40,784	42,633
Amortization of deferred policy acquisition costs	4,184	3,683
Lease expense	22,470	27,007
Depreciation, net of (gains) on disposals of (($22,959) and ($11,565), respectively)	61,051	57,434
Total costs and expenses	604,989	546,581

Earnings from operations	219,199	202,376
Interest expense	(24,148)	(23,328)
Pretax earnings	195,051	179,048
Income tax expense	(70,577)	(66,080)
Earnings available to common stockholders	$124,474	$112,968
Basic and diluted earnings per common share	$6.36	$5.78
Weighted average common shares outstanding: Basic and diluted	19,577,802	19,545,618

Related party revenues for the first quarter of fiscal 2015 and 2014, net of eliminations, were $8.7 million and $8.4 million, respectively.

Related party costs and expenses for the first quarter of fiscal 2015 and 2014, net of eliminations, were $15.0 million and $14.0 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended June 30, 2014	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$195,051	$(70,577)	$124,474
Other comprehensive income (loss):
Foreign currency translation	2,743	–	2,743
Unrealized net gain on investments	26,612	(9,314)	17,298
Change in fair value of cash flow hedges	1,345	(511)	834
Total comprehensive income	$225,751	$(80,402)	$145,349

Quarter Ended June 30, 2013	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$179,048	$(66,080)	$112,968
Other comprehensive income (loss):
Foreign currency translation	(3,762)	–	(3,762)
Unrealized net gain on investments	89	(68)	21
Change in fair value of cash flow hedges	10,196	(3,874)	6,322
Total comprehensive income	$185,571	$(70,022)	$115,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Quarter Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$124,474	$112,968
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	84,010	68,999
Amortization of deferred policy acquisition costs	4,184	3,683
Change in allowance for losses on trade receivables	22	(14)
Change in allowance for inventory reserves	(1,760)	(935)
Net gain on sale of real and personal property	(22,959)	(11,565)
Net gain on sale of investments	(874)	(1,776)
Deferred income taxes	12,407	31,828
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(717)	(22,715)
Inventories	(561)	(973)
Prepaid expenses	5,368	14,098
Capitalization of deferred policy acquisition costs	(6,575)	(7,808)
Other assets	(6,814)	(4,532)
Related party assets	8,089	24,878
Accounts payable and accrued expenses	94,004	18,162
Policy benefits and losses, claims and loss expenses payable	(9,878)	1,609
Other policyholders' funds and liabilities	1,827	(180)
Deferred income	7,683	7,584
Related party liabilities	1,878	5,962
Net cash provided by operating activities	293,808	239,273

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(343,988)	(275,156)
Short term investments	(62,293)	(64,652)
Fixed maturities investments	(69,426)	(66,855)
Equity securities	(3,281)	(388)
Preferred stock	(2)	(634)
Real estate	(4,211)	(131)
Mortgage loans	(5,069)	(9,798)
Proceeds from sale of:
Property, plant and equipment	128,989	93,239
Short term investments	62,631	64,818
Fixed maturities investments	25,624	41,491
Equity securities	2,009	904
Preferred stock	1,000	3,295
Mortgage loans	12,069	20,152
Net cash used by investing activities	(255,948)	(193,715)

Cash flows from financing activities:
Borrowings from credit facilities	207,152	88,182
Principal repayments on credit facilities	(52,464)	(61,996)
Debt issuance costs	(2,422)	(232)
Capital lease payments	(18,007)	(10,449)
Leveraged Employee Stock Ownership Plan - repayments from loan	87	127
Investment contract deposits	37,892	34,742
Investment contract withdrawals	(11,551)	(6,754)
Net cash provided by financing activities	160,687	43,620

Effects of exchange rate on cash	(1,074)	(335)

Increase in cash and cash equivalents	197,473	88,843
Cash and cash equivalents at the beginning of period	495,112	463,744
Cash and cash equivalents at the end of period	$692,585	$552,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO and consolidated entities

notes to condensed consolidatED financial statements

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2014 and 2013 correspond to fiscal 2015 and 2014 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2014 and the related condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the first quarter of fiscal 2015 and 2014 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Description of Operating Segments

AMERCO has three reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

The Moving and Storage operating segment (“Moving and Storage”) includes AMERCO, U-Haul, and Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, and the rental of fixed and mobile self-storage spaces to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

AMERCO and consolidated entities

notes to condensed consolidatED financial statements (Continued)

The Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) includes Repwest and its wholly-owned subsidiaries and ARCOA risk retention group (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Safemove Plus, Safestor and Safestor Mobile protection packages to U-Haul customers. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs. ARCOA is a group captive insurer owned by us and our wholly-owned subsidiaries whose purpose is to provide insurance products related to the moving and storage business.

The Life Insurance operating segment (“Life Insurance”) includes Oxford and its wholly-owned subsidiaries. Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

2. Earnings per Share

Our earnings per share is calculated by dividing our earnings available to common stockholders by the weighted average common shares outstanding, basic and diluted.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 26,787 and 57,681 as of June 30, 2014 and June 30, 2013, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.8 million and $16.3 million at June 30, 2014 and March 31, 2014, respectively.

Available-for-Sale Investments

Available-for-sale investments at June 30, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$48,959	$2,405	$(261)	$(83)	$51,020
U.S. government agency mortgage-backed securities	34,679	2,754	(332)	(18)	37,083
Obligations of states and political subdivisions	167,039	7,955	(358)	(1,607)	173,029
Corporate securities	877,948	34,019	(5,028)	(9,838)	897,101
Mortgage-backed securities	15,335	296	(2)	(272)	15,357
Redeemable preferred stocks	17,447	426	–	(669)	17,204
Common stocks	18,570	3,970	(2)	(20)	22,518
	$1,179,977	$51,825	$(5,983)	$(12,507)	$1,213,312

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

We sold available-for-sale securities with a fair value of $26.4 million during the first quarter of fiscal 2015. The gross realized gains on these sales totaled $0.7 million. The gross realized losses on these sales totaled $0.1 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. There were no write downs in the first quarter of fiscal 2015 and 2014.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for the first quarter of fiscal 2015.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	June 30, 2014		March 31, 2014
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$24,809	$25,355	$20,235	$20,475
Due after one year through five years	205,496	216,743	185,447	194,563
Due after five years through ten years	484,926	499,837	350,048	350,953
Due after ten years	413,394	416,298	531,645	521,289
	1,128,625	1,158,233	1,087,375	1,087,280

Mortgage backed securities	15,335	15,357	12,425	12,187
Redeemable preferred stocks	17,447	17,204	18,445	17,533
Common stocks	18,570	22,518	17,299	21,275
	$1,179,977	$1,213,312	$1,135,544	$1,138,275

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			June 30,	March 31,
	2015 Rate (a)	Maturities	2014	2014
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	1.66% - 6.93%	2023	$247,500	$250,000
Real estate loan (revolving credit)	–	2015	–	–
Senior mortgages	2.15% - 5.75%	2015 - 2038	809,314	684,915
Working capital loan (revolving credit)	–	2016	–	–
Fleet loans (amortizing term)	1.95% - 5.57%	2015 - 2021	356,131	370,394
Fleet loans (securitization)	4.90%	2017	87,102	90,793
Fleet loans (revolving credit)	1.65% - 1.90%	2017 - 2018	139,632	89,632
Capital leases (rental equipment)	2.23% - 7.83%	2015 - 2021	504,779	416,750
Other obligations	3.00% - 8.00%	2014 - 2043	40,907	39,875
Total notes, loans and leases payable			$2,185,365	$1,942,359

(a) Interest rate as of June 30, 2014, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of June 30, 2014, the outstanding balance on the Real Estate Loan was $247.5 million. U-Haul International, Inc. is a guarantor of this loan.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity date of the term loan is April 2023.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At June 30, 2014, the applicable LIBOR was 0.16% and the applicable margin was 1.50%, the sum of which was 1.66% which applied to $25.0 million of the Real Estate Loan. The rate on the remaining balance of $222.5 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $50.0 million. This agreement has a maturity of April 2015. As of June 30, 2014, we had the full $50.0 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.25%. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of June 30, 2014 were in the aggregate amount of $809.3 million and mature between 2015 and 2038. The senior mortgages require monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 4.79% and 5.75%. Additionally, $147.1 million of these loans have interest rates comprised of an applicable LIBOR between 0.15% and 0.16% plus margins between 2.00% and 2.50%, the sum of which was between 2.15% and 2.66%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At June 30, 2014, the full $25.0 million was available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement has a maturity of April 2016. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate, per the provision of this loan agreement, is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of June 30, 2014 was $241.1 million with the final maturities between August 2015 and March 2021.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At June 30, 2014, the applicable LIBOR was between 0.15% and 0.16% and applicable margins were between 1.35% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 5.57% based on current margins. Additionally, $105.2 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

A subsidiary of U-Haul International, Inc. is a borrower under amortizing term loans with an aggregate balance of $115.0 million that were used to fund new truck acquisitions. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At June 30, 2014, the aggregate outstanding balance was $115.0 million.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At June 30, 2014, the outstanding balance was $87.1 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $75 million, which can be increased to a maximum of $225 million. The loan matures in October 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At June 30, 2014, the applicable LIBOR was 0.15% and the margin was 1.75%, the sum of which was 1.90%. Only interest is paid during the first four years of the loan with principal due monthly over the last nine months. As of June 30, 2014, we had $7.4 million available to be drawn.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $100 million, which can be increased to a maximum of $125 million. The loan matures in October 2017. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At June 30, 2014, the applicable LIBOR was 0.15% and the margin was 1.50%, the sum of which was 1.65%. Only interest is paid during the first three years of the loan with principal due monthly over the last nine months. As of June 30, 2014, we had $28.0 million available to be drawn.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $70 million. The loan matures in May 2019. This agreement contains an option to extend the maturity through February 2020. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin of 1.85%. Only interest is paid during the first five years of the loan with principal due upon maturity. As of June 30, 2014, we had the full $70 million available to be drawn.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Capital Leases

We entered into capital leases for new equipment between April 2008 and June 2014, with terms of the leases between 3 and 7 years. At June 30, 2014, the balance of these leases was $504.8 million. The net book value of the corresponding capitalized assets was $581.5 million at June 30, 2014.

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

At June 30, 2014, the aggregate outstanding principal balance of the U-Notes issued was $47.5 million of which $6.6 million is held by our insurance subsidiaries and eliminated in consolidations. Interest rates range between 3.00% and 8.00% and maturity dates between 2014 and 2043.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt, including capital leases, as of June 30, 2014 for the next five years and thereafter are as follows:

	Year Ending June 30,
	2015	2016	2017	2018	2019	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$185,435	$605,189	$438,630	$262,702	$220,352	$473,057

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands)
Interest expense	$19,921	$17,814
Capitalized interest	(167)	(142)
Amortization of transaction costs	753	851
Interest expense resulting from derivatives	3,641	4,805
Total interest expense	$24,148	$23,328

Interest paid in cash, including payments related to derivative contracts, amounted to $23.4 million and $22.0 million for the first quarter of fiscal 2015 and 2014, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.76%	1.48%
Interest rate at the end of the quarter	1.77%	0.00%
Maximum amount outstanding during the quarter	$164,632	$25,000
Average amount outstanding during the quarter	$142,170	$24,176
Facility fees	$117	$92

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

(a) forward swap
(b) operating lease

As of June 30, 2014, the total notional amount of our variable interest rate swaps on debt and an operating lease was $358.7 million and $12.0 million, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Net Liability Derivatives Fair Values as of
	June 30, 2014	March 31, 2014
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$31,365	$32,716

	The Effect of Interest Rate Contracts on the Statements of Operations

	June 30, 2014	June 30, 2013
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$3,641	$4,805
(Gain) loss recognized in AOCI on interest rate contracts (effective portion)	$(1,345)	$(10,196)
Loss reclassified from AOCI into income (effective portion)	$3,647	$4,410
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(6)	$395

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At June 30, 2014, we expect to reclassify $14.0 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months. During the first quarter of fiscal 2015, we reclassified $3.6 million of net losses on interest rate contracts from accumulated other comprehensive income to interest expense.

6. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2014	$(39,287)	$5,991	$(20,321)	$(306)	$(53,923)
Foreign currency translation	2,743	–	–	–	2,743
Unrealized net gain on investments	–	17,298	–	–	17,298
Change in fair value of cash flow hedges	–	–	(2,813)	–	(2,813)
Amounts reclassified from AOCI	–	–	3,647	–	3,647
Other comprehensive income (loss)	2,743	17,298	834	–	20,875
Balance at June 30, 2014	$(36,544)	$23,289	$(19,487)	$(306)	$(33,048)

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

7. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of June 30, 2014, we have guaranteed $83.7 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year-ended June 30:
2015	$15,172	$55,487	$70,659
2016	14,730	22,977	37,707
2017	14,639	13,261	27,900
2018	14,156	10,892	25,048
2019	13,321	7,310	20,631
Thereafter	68,383	434	68,817
Total	$140,401	$110,361	$250,762

8. Contingencies

PODS Enterprises, Inc. v. U-Haul International, Inc.

On July 3, 2012, PODS Enterprises, Inc. (“PEI”), filed a lawsuit against U-Haul International, Inc. (“U-Haul”), in the United States District Court for the Middle District of Florida, Tampa Division, alleging (1) Federal Trademark Infringement under Section 32 of the Lanham Act, (2) Federal Unfair Competition under Section 43(a) of the Lanham Act, (3) Federal Trademark dilution by blurring in violation of Section 43(c) of the Lanham Act, (4) common law trademark infringement under Florida law, (5) violation of the Florida Dilution; Injury to Business Reputation statute, (6) unfair competition and trade practices, false advertising and passing off under Florida common law, (7) violation of the Florida Deceptive and Unfair Trade Practices Act, and (8) unjust enrichment under Florida law.

The claims arise from U-Haul’s use of the word “pod” and “pods” to describe its U-Box moving and storage product. PEI alleges that such use is an inappropriate use of its PODS mark.  Under the claims alleged in its Complaint, PEI seeks a Court Order permanently enjoining U-Haul from: (1) the use of the PODS mark, or any other trade name or trademark confusingly similar to the mark; and (2) the use of any false descriptions or representations or committing any acts of unfair competition by using the PODS mark or any trade name or trademark confusingly similar to the mark. PEI also seeks a Court Order (1) finding all of PEI’s trademarks valid and enforceable and (2) requiring U-Haul to alter all web pages to promptly remove the PODS mark from all websites owned or operated on behalf of U-Haul. Finally, PEI seeks an award of damages in an amount to be proven at trial, but which are alleged to be approximately $70 million. PEI also seeks prejudgment interest, trebled damages, and punitive damages.

U-Haul is vigorously defending the lawsuit and does not believe that PEI’s claims have merit.  In addition, on September 17, 2012, U-Haul filed its Counterclaims, seeking a Court Order declaring that: U-Haul’s use of the term “pods” or “pod” does not infringe or dilute PEI’s purported trademarks or violate any of PEI’s purported rights; (2) The purported mark “PODS” is not a valid, protectable, or registrable trademark; and (3) The purported mark “PODS PORTABLE ON DEMAND STORAGE” is not a valid, protectable, or registrable trademark. U-Haul also is seeking a Court Order cancelling the marks at issue in the case.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The case is set for a jury trial beginning on September 8, 2014.

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

9. Related Party Transactions

As set forth in the Audit Committee Charter and consistent with Nasdaq Listing Rules, our Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. Our internal processes are designed to ensure that our legal and finance departments identify and monitor potential related party transactions which may require disclosure and Audit Committee oversight.

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

Related Party Revenue

	Quarter Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,704	$1,919
U-Haul interest income revenue from Private Mini	1,326	1,337
U-Haul management fee revenue from SAC Holdings	4,523	4,074
U-Haul management fee revenue from Private Mini	636	594
U-Haul management fee revenue from Mercury	518	493
	$8,707	$8,417

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

During the first quarter of fiscal 2015, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $1.6 million and $12.3 million from SAC Holdings during the first quarter of fiscal 2015 and 2014, respectively. During the first quarter of fiscal 2014, SAC Holdings made a payment of $10.4 million to reduce its outstanding deferred interest payable to AMERCO. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2015 was $71.5 million and the aggregate notes receivable balance at June 30, 2014 was $71.2 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2017 and 2019.

During the first quarter of fiscal 2015, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $1.3 million and $1.4 million from Private Mini during the first quarters of fiscal 2015 and 2014, respectively. The largest aggregate amount outstanding during the first quarter of fiscal 2015 was $65.5 million and the aggregate notes receivable balance at June 30, 2014 was $65.4 million.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $9.3 million and $10.3 million from the above mentioned entities during the first quarter of fiscal 2015 and 2014, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant stockholder and director of AMERCO and an estate planning trust benefitting the Shoen children have an interest in Mercury.

Related Party Costs and Expenses

	Quarter Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$655	$655
U-Haul commission expenses to SAC Holdings	13,484	12,520
U-Haul commission expenses to Private Mini	862	795
	$15,001	$13,970

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At June 30, 2014, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $8.2 million, expenses of $0.7 million and cash flows of $9.4 million during the first quarter of fiscal 2015. Revenues and commission expenses related to the Dealer Agreements were $65.6 million and $14.3 million, respectively during the first quarter of fiscal 2015.

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

We have not provided financial or other support explicitly or implicitly during the quarter ended June 30, 2014 to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	June 30,	March 31,
	2014	2014
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$68,010	$68,451
U-Haul notes receivable from SAC Holdings	71,227	71,464
U-Haul interest receivable from SAC Holdings	4,444	4,376
U-Haul receivable from SAC Holdings	13,338	19,418
U-Haul receivable from Mercury	4,042	5,930
Other (a)	(1,340)	(15)
	$159,721	$169,624

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

10. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$396,548	$270,875	$3,282	$–		$670,705	$12,529	$9,351	$–		$692,585
Reinsurance recoverables and trade receivables, net	–	42,326	177	–		42,503	128,447	29,065	–		200,015
Inventories, net	–	69,341	–	–		69,341	–	–	–		69,341
Prepaid expenses	–	49,210	699	–		49,909	–	–	–		49,909
Investments, fixed maturities and marketable equities	–	–	–	–		–	205,328	1,007,984	–		1,213,312
Investments, other	–	–	28,415	–		28,415	48,771	167,371	–		244,557
Deferred policy acquisition costs, net	–	–	–	–		–	–	117,109	–		117,109
Other assets	161	59,228	44,389	–		103,778	1,268	1,788	–		106,834
Related party assets	1,156,564	106,333	9	(1,099,735)	(c)	163,171	14,019	522	(17,991)	(c)	159,721
	1,553,273	597,313	76,971	(1,099,735)		1,127,822	410,362	1,333,190	(17,991)		2,853,383

Investment in subsidiaries	625,792	–	–	(229,412)	(b)	396,380	–	–	(396,380)	(b)	–

Property, plant and equipment, at cost:
Land	–	58,014	367,939	–		425,953	–	–	–		425,953
Buildings and improvements	–	224,676	1,274,055	–		1,498,731	–	–	–		1,498,731
Furniture and equipment	72	313,217	10,617	–		323,906	–	–	–		323,906
Rental trailers and other rental equipment	–	391,823	–	–		391,823	–	–	–		391,823
Rental trucks	–	2,817,303	–	–		2,817,303	–	–	–		2,817,303
	72	3,805,033	1,652,611	–		5,457,716	–	–	–		5,457,716
Less: Accumulated depreciation	(57)	(1,396,751)	(385,609)	–		(1,782,417)	–	–	–		(1,782,417)
Total property, plant and equipment	15	2,408,282	1,267,002	–		3,675,299	–	–	–		3,675,299
Total assets	$2,179,080	$3,005,595	$1,343,973	$(1,329,147)		$5,199,501	$410,362	$1,333,190	$(414,371)		$6,528,682

(a) Balances as of March 31, 2014
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of June 30, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$36,988	$404,907	$5,048	$–		$446,943	$–	$4,029	$–		$450,972
Notes, loans and leases payable	–	1,185,524	999,841	–		2,185,365	–	–	–		2,185,365
Policy benefits and losses, claims and loss expenses payable	–	372,049	–	–		372,049	280,373	421,066	–		1,073,488
Liabilities from investment contracts	–	–	–	–		–	–	643,066	–		643,066
Other policyholders' funds and liabilities	–	–	–	–		–	4,313	5,502	–		9,815
Deferred income	–	39,121	–	–		39,121	–	–	–		39,121
Deferred income taxes	466,503	–	–	–		466,503	(28,868)	14,763	–		452,398
Related party liabilities	–	640,777	474,021	(1,099,735)	(c)	15,063	2,438	490	(17,991)	(c)	–
Total liabilities	503,491	2,642,378	1,478,910	(1,099,735)		3,525,044	258,256	1,088,916	(17,991)		4,854,225

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–	–	–	–		–
Series B preferred stock	–	–	–	–		–	–	–	–		–
Series A common stock	–	–	–	–		–	–	–	–		–
Common stock	10,497	1	1	(2)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	446,073	121,230	147,941	(269,171)	(b)	446,073	91,120	26,271	(117,601)	(b)	445,863
Accumulated other comprehensive income (loss)	(33,048)	(56,338)	–	56,338	(b)	(33,048)	4,487	18,801	(23,288)	(b)	(33,048)
Retained earnings (deficit)	1,929,717	299,456	(282,879)	(16,577)	(b)	1,929,717	53,198	196,702	(249,690)	(b)	1,929,927
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	(1,132)	–	–		(1,132)	–	–	–		(1,132)
Total stockholders' equity (deficit)	1,675,589	363,217	(134,937)	(229,412)		1,674,457	152,106	244,274	(396,380)		1,674,457
Total liabilities and stockholders' equity	$2,179,080	$3,005,595	$1,343,973	$(1,329,147)		$5,199,501	$410,362	$1,333,190	$(414,371)		$6,528,682

(a) Balances as of March 31, 2014
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

Consolidating statement of operations by industry segment for the quarter ended June 30, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$581,400	$–	$–		$581,400	$–	$–	$(692)	(c)	$580,708
Self-storage revenues	–	48,851	283	–		49,134	–	–	–		49,134
Self-moving and self-storage products and service sales	–	74,479	–	–		74,479	–	–	–		74,479
Property management fees	–	5,677	–	–		5,677	–	–	–		5,677
Life insurance premiums	–	–	–	–		–	–	37,930	–		37,930
Property and casualty insurance premiums	–	–	–	–		–	9,618	–	–		9,618
Net investment and interest income	1,239	1,957	1,281	–		4,477	2,794	13,965	(190)	(b)	21,046
Other revenue	–	46,629	27,888	(29,530)	(b)	44,987	–	725	(116)	(b)	45,596
Total revenues	1,239	758,993	29,452	(29,530)		760,154	12,412	52,620	(998)		824,188

Costs and expenses:
Operating expenses	1,938	368,524	3,607	(29,530)	(b)	344,539	5,801	5,666	(799)	(b,c)	355,207
Commission expenses	–	79,665	–	–		79,665	–	–	–		79,665
Cost of sales	–	41,628	–	–		41,628	–	–	–		41,628
Benefits and losses	–	–	–	–		–	2,589	38,195	–		40,784
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	4,184	–		4,184
Lease expense	22	22,476	16	–		22,514	–	–	(44)	(b)	22,470
Depreciation, net of (gains) losses on disposals	1	56,010	5,040	–		61,051	–	–	–		61,051
Total costs and expenses	1,961	568,303	8,663	(29,530)		549,397	8,390	48,045	(843)		604,989

Earnings (loss) from operations before equity in earnings of subsidiaries	(722)	190,690	20,789	–		210,757	4,022	4,575	(155)		219,199

Equity in earnings of subsidiaries	111,308	–	–	(105,714)	(d)	5,594	–	–	(5,594)	(d)	–

Earnings from operations	110,586	190,690	20,789	(105,714)		216,351	4,022	4,575	(5,749)		219,199
Interest income (expense)	21,620	(26,899)	(19,024)	–		(24,303)	–	–	155	(b)	(24,148)
Pretax earnings	132,206	163,791	1,765	(105,714)		192,048	4,022	4,575	(5,594)		195,051
Income tax expense	(7,732)	(59,169)	(673)	–		(67,574)	(1,408)	(1,595)	–		(70,577)
Earnings available to common shareholders	$124,474	$104,622	$1,092	$(105,714)		$124,474	$2,614	$2,980	$(5,594)		$124,474
(a) Balances for the quarter ended March 31, 2014
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry for the quarter ended June 30, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$522,083	$–	$–		$522,083	$–	$–	$(434)	(c)	$521,649
Self-storage revenues	–	41,822	277	–		42,099	–	–	–		42,099
Self-moving and self-storage products and service sales	–	70,691	–	–		70,691	–	–	–		70,691
Property management fees	–	5,161	–	–		5,161	–	–	–		5,161
Life insurance premiums	–	–	–	–		–	–	41,062	–		41,062
Property and casualty insurance premiums	–	–	–	–		–	7,966	–	–		7,966
Net investment and interest income	1,238	2,170	1	–		3,409	2,477	13,222	(119)	(b)	18,989
Other revenue	–	42,530	24,569	(26,139)	(b)	40,960	–	495	(115)	(b)	41,340
Total revenues	1,238	684,457	24,847	(26,139)		684,403	10,443	54,779	(668)		748,957

Costs and expenses:
Operating expenses	2,221	323,007	2,622	(26,139)	(b)	301,711	4,096	6,360	(540)	(b,c)	311,627
Commission expenses	–	68,627	–	–		68,627	–	–	–		68,627
Cost of sales	–	35,570	–	–		35,570	–	–	–		35,570
Benefits and losses	–	–	–	–		–	1,957	40,676	–		42,633
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	3,683	–		3,683
Lease expense	23	26,998	32	–		27,053	–	–	(46)	(b)	27,007
Depreciation, net of (gains) losses on disposals	1	54,166	3,267	–		57,434	–	–	–		57,434
Total costs and expenses	2,245	508,368	5,921	(26,139)		490,395	6,053	50,719	(586)		546,581

Earnings (loss) from operations before equity in earnings of subsidiaries	(1,007)	176,089	18,926	–		194,008	4,390	4,060	(82)		202,376

Equity in earnings of subsidiaries	99,795	–	–	(94,287)	(d)	5,508	–	–	(5,508)	(d)	–

Earnings from operations	98,788	176,089	18,926	(94,287)		199,516	4,390	4,060	(5,590)		202,376
Interest income (expense)	21,932	(30,044)	(15,298)	–		(23,410)	–	–	82	(b)	(23,328)
Pretax earnings	120,720	146,045	3,628	(94,287)		176,106	4,390	4,060	(5,508)		179,048
Income tax expense	(7,752)	(53,996)	(1,390)	–		(63,138)	(1,537)	(1,405)	–		(66,080)
Earnings available to common shareholders	$112,968	$92,049	$2,238	$(94,287)		$112,968	$2,853	$2,655	$(5,508)		$112,968

(a) Balances for the quarter ended March 31, 2013
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2014 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$124,474	$104,622	$1,092	$(105,714)	$124,474	$2,614	$2,980	$(5,594)		$124,474
Earnings from consolidated entities	(111,308)	–	–	105,714	(5,594)	–	–	5,594		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	1	78,949	5,060	–	84,010	–	–	–		84,010
Amortization of deferred policy acquisition costs	–	–	–	–	–	–	4,184	–		4,184
Change in allowance for losses on trade receivables	–	18	–	–	18	–	4	–		22
Change in allowance for inventory reserve	–	(1,760)	–	–	(1,760)	–	–	–		(1,760)
Net gain on sale of real and personal property	–	(22,939)	(20)	–	(22,959)	–	–	–		(22,959)
Net gain on sale of investments	–	–	–	–	–	(127)	(747)	–		(874)
Deferred income taxes	10,697	–	–	–	10,697	115	1,595	–		12,407
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	(13,561)	–	–	(13,561)	13,888	(1,044)	–		(717)
Inventories	–	(561)	–	–	(561)	–	–	–		(561)
Prepaid expenses	18,537	(12,966)	(203)	–	5,368	–	–	–		5,368
Capitalization of deferred policy acquisition costs	–	–	–	–	–	–	(6,575)	–		(6,575)
Other assets	(2)	561	(8,046)	–	(7,487)	721	(48)	–		(6,814)
Related party assets	(526)	9,381	–	–	8,855	(885)	–	119	(b)	8,089
Accounts payable and accrued expenses	37,987	53,943	543	–	92,473	–	1,531	–		94,004
Policy benefits and losses, claims and loss expenses payable	–	613	–	–	613	(14,843)	4,352	–		(9,878)
Other policyholders' funds and liabilities	–	–	–	–	–	581	1,246	–		1,827
Deferred income	–	7,683	–	–	7,683	–	–	–		7,683
Related party liabilities	–	1,040	(22)	–	1,018	668	311	(119)	(b)	1,878
Net cash provided (used) by operating activities	79,860	205,023	(1,596)	–	283,287	2,732	7,789	–		293,808

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	–	(273,863)	(70,125)	–	(343,988)	–	–	–		(343,988)
Short term investments	–	–	–	–	–	(13,040)	(49,253)	–		(62,293)
Fixed maturities investments	–	–	–	–	–	(19,217)	(50,209)	–		(69,426)
Equity securities	–	–	–	–	–	(3,281)	–	–		(3,281)
Preferred stock	–	–	–	–	–	(2)	–	–		(2)
Real estate	–	–	–	–	–	–	(4,211)	–		(4,211)
Mortgage loans	–	–	(3,719)	–	(3,719)	(1,350)	–	–		(5,069)
Proceeds from sales and paydown's of:
Property, plant and equipment	–	128,969	20	–	128,989	–	–	–		128,989
Short term investments	–	–	–	–	–	20,051	42,580	–		62,631
Fixed maturities investments	–	–	–	–	–	11,626	13,998	–		25,624
Equity securities	–	–	–	–	–	2,009	–	–		2,009
Preferred stock	–	–	–	–	–	–	1,000	–		1,000
Mortgage loans	–	1,653	6,501	–	8,154	243	3,672	–		12,069
Net cash provided (used) by investing activities	–	(143,241)	(67,323)	–	(210,564)	(2,961)	(42,423)	–		(255,948)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2014
(b) Elimination of intercompany investments

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2014 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	–	56,470	150,682	–	207,152	–	–	–	207,152
Principal repayments on credit facilities	–	(19,504)	(32,960)	–	(52,464)	–	–	–	(52,464)
Debt issuance costs	–	(31)	(2,391)	–	(2,422)	–	–	–	(2,422)
Capital lease payments	–	(18,007)	–	–	(18,007)	–	–	–	(18,007)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	87	–	–	87	–	–	–	87
Proceeds from (repayment of) intercompany loans	(4,856)	50,308	(45,452)	–	–	–	–	–	–
Investment contract deposits	–	–	–	–	–	–	37,892	–	37,892
Investment contract withdrawals	–	–	–	–	–	–	(11,551)	–	(11,551)
Net cash provided (used) by financing activities	(4,856)	69,323	69,879	–	134,346	–	26,341	–	160,687

Effects of exchange rate on cash	–	(1,074)	–	–	(1,074)	–	–	–	(1,074)

Increase (decrease) in cash and cash equivalents	75,004	130,031	960	–	205,995	(229)	(8,293)	–	197,473
Cash and cash equivalents at beginning of period	321,544	140,844	2,322	–	464,710	12,758	17,644	–	495,112
Cash and cash equivalents at end of period	$396,548	$270,875	$3,282	$–	$670,705	$12,529	$9,351	$–	$692,585
	(page 2 of 2)
(a) Balance for the period ended March 31, 2014

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$112,968	$92,049	$2,238	$(94,287)		$112,968	$2,853	$2,655	$(5,508)		$112,968
Earnings from consolidated entities	(99,795)	–	–	94,287		(5,508)	–	–	5,508		–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	1	65,055	3,943	–		68,999	–	–	–		68,999
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	3,683	–		3,683
Change in allowance for losses on trade receivables	–	(14)	–	–		(14)	–	–	–		(14)
Change in allowance for inventory reserve	–	(935)	–	–		(935)	–	–	–		(935)
Net gain on sale of real and personal property	–	(10,889)	(676)	–		(11,565)	–	–	–		(11,565)
Net gain on sale of investments	(6)	–	–	–		(6)	(258)	(1,512)	–		(1,776)
Deferred income taxes	27,824	–	–	–		27,824	875	3,129	–		31,828
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	(21,081)	–	–		(21,081)	520	(2,154)	–		(22,715)
Inventories	–	(973)	–	–		(973)	–	–	–		(973)
Prepaid expenses	22,475	(7,723)	(679)	–		14,073	–	25	–		14,098
Capitalization of deferred policy acquisition costs	–	–	–	–		–	–	(7,808)	–		(7,808)
Other assets	–	(1,172)	(3,467)	–		(4,639)	190	(83)	–		(4,532)
Related party assets	552	24,213	–	–		24,765	(96)	–	209	(b)	24,878
Accounts payable and accrued expenses	8,633	10,400	(126)	–		18,907	–	(745)	–		18,162
Policy benefits and losses, claims and loss expenses payable	–	(5,590)	–	–		(5,590)	1,326	5,873	–		1,609
Other policyholders' funds and liabilities	–	–	–	–		–	(501)	321	–		(180)
Deferred income	–	7,584	–	–		7,584	–	–	–		7,584
Related party liabilities	–	1,158	4,313	–		5,471	467	233	(209)	(b)	5,962
Net cash provided (used) by operating activities	72,652	152,082	5,546	–		230,280	5,376	3,617	–		239,273

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	–	(156,306)	(118,850)	–		(275,156)	–	–	–		(275,156)
Short term investments	–	–	–	–		–	(16,298)	(48,354)	–		(64,652)
Fixed maturities investments	–	–	–	–		–	(14,285)	(52,570)	–		(66,855)
Equity securities	–	–	–	–		–	(388)	–	–		(388)
Preferred stock	–	–	–	–		–	(634)	–	–		(634)
Real estate	–	–	–	–		–	–	(131)	–		(131)
Mortgage loans	–	(1,580)	(6,500)	2,514	(b)	(5,566)	–	(5,785)	1,553	(b)	(9,798)
Proceeds from sales and paydown's of:
Property, plant and equipment	–	92,112	1,127	–		93,239	–	–	–		93,239
Short term investments	–	–	–	–		–	14,570	50,248	–		64,818
Fixed maturities investments	–	–	–	–		–	5,213	36,278	–		41,491
Equity securities	516	–	–	–		516	388	–	–		904
Preferred stock	–	–	–	–		–	2,295	1,000	–		3,295
Mortgage loans	–	1,680	21,466	(2,514)	(b)	20,632	221	852	(1,553)	(b)	20,152
Net cash provided (used) by investing activities	516	(64,094)	(102,757)	–		(166,335)	(8,918)	(18,462)	–		(193,715)
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

11. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2014
Total revenues	$778,276	$45,912	$824,188
Depreciation and amortization, net of (gains) losses on disposals	64,040	1,195	65,235
Interest expense	24,019	129	24,148
Pretax earnings	186,907	8,144	195,051
Income tax expense	68,419	2,158	70,577
Identifiable assets	6,358,303	170,379	6,528,682

Quarter ended June 30, 2013
Total revenues	$706,089	$42,868	$748,957
Depreciation and amortization, net of (gains) losses on disposals	59,170	1,947	61,117
Interest expense	23,186	142	23,328
Pretax earnings	171,756	7,292	179,048
Income tax expense	64,148	1,932	66,080
Identifiable assets	5,425,667	153,095	5,578,762

12. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$207	$181
Interest cost on accumulated postretirement benefit	180	141
Other components	3	5
Net periodic postretirement benefit cost	$390	$327

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheet as of June 30, 2014 and March 31, 2014 that are subject to ASC 820 and the valuation approach applied to each of these items.

As of June 30, 2014	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$639,029	$639,029	$–	$–
Fixed maturities - available for sale	1,173,590	958,980	213,612	998
Preferred stock	17,204	17,204	–	–
Common stock	22,518	22,518	–	–
Derivatives	2,712	2,712	–	–
Total	$1,855,053	$1,640,443	$213,612	$998

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	31,365	–	31,365	–
Total	$31,365	$–	$31,365	$–

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

As of March 31, 2014	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$457,723	$457,723	$–	$–
Fixed maturities - available for sale	1,099,467	898,209	200,154	1,104
Preferred stock	17,533	17,533	–	–
Common stock	21,275	21,275	–	–
Derivatives	3,868	3,868	–	–
Total	$1,599,866	$1,398,608	$200,154	$1,104

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	32,716	–	32,716	–
Total	$32,716	$–	$32,716	$–

The following table represents the fair value measurements for our assets at June 30, 2014 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2014	$1,104

Fixed Maturities - Asset Backed Securities - loss (unrealized)	(106)
Balance at June 30, 2014	$998

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2015.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

AMERCO, a Nevada corporation, has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. The Company discloses any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2014 and 2013 correspond to fiscal 2015 and 2014 for AMERCO.

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

Moving and Storage

Moving and Storage consists of the rental of trucks, trailers, portable moving and storage pods, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

Property and Casualty Insurance

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Safemove Plus, Safestor and Safestore Mobile protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

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

Insurance Reserves

Liabilities for life insurance and certain annuity and health policies are established to meet the estimated future obligations of policies in force, and are based on mortality, morbidity and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. In addition, liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported (“IBNR”). Liabilities for annuity contracts consist of contract account balances that accrue to the benefit of the policyholders.

Insurance reserves for Property and Casualty Insurance and U-Haul take into account losses incurred based upon actuarial estimates and are management’s best approximation of future payments.  These estimates are based upon past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation.  These reserves consist of case reserves for reported losses and a provision for losses IBNR, both reduced by applicable reinsurance recoverables, resulting in a net liability.

Due to the nature of the underlying risks and high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle these liabilities cannot be precisely determined and may vary significantly from the estimated liability, especially for long-tailed casualty lines of business such as excess workers’ compensation.  As a result of the long-tailed nature of the excess workers’ compensation policies written by Repwest during 1983 through 2001, it may take a number of years for claims to be fully reported and finally settled.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the first quarter of fiscal 2015 and 2014.

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

Subsequent Events

Our management has evaluated subsequent events occurring after June 30, 2014, the date of our most recent balance sheet, through the date our financial statements were issued. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Recent Accounting Pronouncements

In May 2014, the Fianancial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. While we are currently evaluating the impact of the adoption of this standard on our consolidated financial statements, based upon our preliminary assessment we do not believe that the new guidance will fundamentally change our revenue recognition policies or underlying systems.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2014 compared with the Quarter Ended June 30, 2013

Listed below on a consolidated basis are revenues for our major product lines for the first quarter of fiscal 2015 and the first quarter of fiscal 2014:

	Quarter Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$580,708	$521,649
Self-storage revenues	49,134	42,099
Self-moving and self-storage products and service sales	74,479	70,691
Property management fees	5,677	5,161
Life insurance premiums	37,930	41,062
Property and casualty insurance premiums	9,618	7,966
Net investment and interest income	21,046	18,989
Other revenue	45,596	41,340
Consolidated revenue	$824,188	$748,957

Self-moving equipment rental revenues increased $59.1 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014.  Growth of In-Town and one-way transactions in our truck, trailer and towing devices fleets led to the revenue improvement.  Our distribution network continues to expand to meet the needs of our customers.  We added both Company-owned locations and independent dealerships during the quarter and increased the size of the rental equipment fleet.

Self-storage revenues increased $7.0 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014 due primarily to an increase in the number of rooms rented.  The average monthly amount of occupied square feet increased by 14% during the first quarter of fiscal 2015 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 1.8 million net rentable square feet to the self-storage portfolio with over 0.5 million of that coming on during the first quarter.

Sales of self-moving and self-storage products and services increased $3.8 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Life insurance premiums decreased $3.1 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014 due primarily to reduced life and Medicare supplement premiums.

Property and casualty insurance premiums increased $1.7 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014 due to an increase in Safestor and Safetow sales which reflects the increased equipment and storage rental transactions.

Net investment and interest income increased $2.1 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014. Compared with the same period last year, Life Insurance recognized increased investment income due to a larger invested asset base while Moving and Storage recognized gains from its mortgage loan holdings.

Other revenue increased $4.3 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $824.2 million for the first quarter of fiscal 2015, compared with $749.0 million for the first quarter of fiscal 2014.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2015 and the first quarter of fiscal 2014. The insurance companies first quarters ended March 31, 2014 and 2013.

	Quarter Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$760,154	$684,403
Earnings from operations before equity in earnings of subsidiaries	210,757	194,008
Property and casualty insurance
Revenues	12,412	10,443
Earnings from operations	4,022	4,390
Life insurance
Revenues	52,620	54,779
Earnings from operations	4,575	4,060
Eliminations
Revenues	(998)	(668)
Earnings from operations before equity in earnings of subsidiaries	(155)	(82)
Consolidated results
Revenues	824,188	748,957
Earnings from operations	219,199	202,376

Total costs and expenses increased $58.4 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014 with $59.0 million of that occurring at Moving and Storage.  Operating expenses for Moving and Storage increased $42.8 million with a significant portion of this coming from spending on personnel and operating costs associated with the U-Box program along with an increase in rental equipment maintenance. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $15.0 million and gains from the disposal of property, plant and equipment increased $11.4 million. This resulted in a $3.6 million increase in depreciation expense, net.  Conversely, lease expense decreased $4.5 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $219.2 million for the first quarter of fiscal 2015, compared with $202.4 million for the first quarter of fiscal 2014.

Interest expense for the first quarter of fiscal 2015 was $24.1 million, compared with $23.3 million for the first quarter of fiscal 2014.

Income tax expense was $70.6 million for the first quarter of fiscal 2015, compared with $66.1 million for the first quarter of fiscal 2014.

As a result of the above mentioned items, earnings available to common shareholders were $124.5 million for the first quarter of fiscal 2015, compared with $113.0 million for the first quarter of fiscal 2014.

Basic and diluted earnings per share for the first quarter of fiscal 2015 were $6.36, compared with $5.78 for the first quarter of fiscal 2014.

The weighted average common shares outstanding basic and diluted were 19,577,802 for the first quarter of fiscal 2015, compared with 19,545,618 for the first quarter of fiscal 2014.

Moving and Storage

Quarter Ended June 30, 2014 compared with the Quarter Ended June 30, 2013

Listed below are revenues for the major product lines at our Moving and Storage for the first quarter of fiscal 2015 and the first quarter of fiscal 2014:

	Quarter Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$581,400	$522,083
Self-storage revenues	49,134	42,099
Self-moving and self-storage products and service sales	74,479	70,691
Property management fees	5,677	5,161
Net investment and interest income	4,477	3,409
Other revenue	44,987	40,960
Moving and Storage revenue	$760,154	$684,403

Self-moving equipment rental revenues increased $59.3 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014.  Growth of In-Town and one-way transactions in our truck, trailer and towing devices fleets led to the revenue improvement.  Our distribution network continues to expand to meet the needs of our customers.  We added both Company-owned locations and independent dealerships during the quarter and increased the size of the rental equipment fleet.

Self-storage revenues increased $7.0 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014 due primarily to an increase in the number of rooms rented.  The average monthly amount of occupied square feet increased by 14% during the first quarter of fiscal 2015 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 1.8 million net rentable square feet to the self-storage portfolio with over 0.5 million of that coming on during the first quarter.

Sales of self-moving and self-storage products and services increased $3.8 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014.  Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Net investment and interest income increased $1.1 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014 reflecting gains realized from mortgage loan holdings.

Other revenue increased $4.0 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of June 30	212	195
Square footage as of June 30	18,642	16,854
Average number of rooms occupied	173	153
Average occupancy rate based on room count	82.3%	80.2%
Average square footage occupied	15,335	13,448

Total costs and expenses increased $59.0 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014.  Operating expenses increased $42.8 million with a significant portion of this coming from spending on personnel and operating costs associated with the U-Box program along with an increase in rental equipment maintenance. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $15.0 million and gains from the disposal property, plant and equipment increased $11.4 million.  This resulted in a $3.6 million increase in depreciation expense, net.  Conversely, lease expense decreased $4.5 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $210.8 million for the first quarter of fiscal 2015, compared with $194.0 million for the first quarter of fiscal 2014.

Equity in the earnings of AMERCO’s insurance subsidiaries was $5.6 million and $5.5 million for the first quarter of fiscal 2015 and 2014, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $216.4 million for the first quarter of fiscal 2015, compared with $199.5 million for the first quarter of fiscal 2014.

Property and Casualty Insurance

Quarter Ended March 31, 2014 compared with the Quarter Ended March 31, 2013

Net premiums were $9.6 million and $8.0 million for the quarters ended March 31, 2014 and 2013, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $2.8 million and $2.5 million for the quarters ended March 31, 2014 and 2013, respectively. There was an increase of fixed maturity income due to a larger invested asset base.

Net operating expenses were $5.8 million and $4.1 million for the quarters ended March 31, 2014 and 2013, respectively due primarily to an increase in commissions.

Benefits and losses incurred were $2.6 million and $2.0 million for the quarters ended March 31, 2014 and 2013, respectively as a result of increased losses related to additional Safestor policies written.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $4.0 million and $4.4 million for the quarters ended March 31, 2014 and 2013, respectively.

Life Insurance

Quarter Ended March 31, 2014 compared with the Quarter Ended March 31, 2013

Net premiums were $37.9 million and $41.1 million for the quarters ended March 31, 2014 and 2013, respectively. Life insurance, immediate annuity and other premiums decreased $2.1 million while Medicare supplement premiums decreased $1.1 million due to the policy decrements exceeding new sales.  Annuity deposits were $32.7 million, an increase of $4.0 million compared with the same period last year. Annuity deposits are accounted for on the balance sheet as deposits rather than premium income.

Net investment income was $14.0 million and $13.2 million for the quarters ended March 31, 2014 and 2013, respectively. There was an increase of $1.3 million of investment income due to a larger invested asset base partially offset by a decrease in realized gains of $0.5 million compared with the same period last year.

Net operating expenses were $5.7 million and $6.4 million for the quarters ended March 31, 2014 and 2013, respectively. The variance was primarily due to a reduction in Medicare supplement commissions resulting from a lower Medicare supplement policy base and decreased sales of single premium life and immediate annuity policies.

Benefits and losses incurred were $38.2 million and $40.7 million for the quarter ended March 31, 2014 and 2013, respectively. Medicare supplement incurred benefits decreased by $2.5 million from a reduction of policies in force and an improved benefit ratio.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired was $4.2 million and $3.7 million for the quarters ended March 31, 2014 and 2013, respectively. The variance is a result of increased amortization of annuity DAC and SIA due to growth of the in force business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $4.6 million and $4.1 million for the quarters ended March 31, 2014 and 2013, respectively.

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

At June 30, 2014, cash and cash equivalents totaled $692.6 million, compared with $495.1 million on March 31, 2014. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of June 30, 2014 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$670,705	$12,529	$9,351
Other financial assets	234,089	396,565	1,204,942
Debt obligations	2,185,365	–	–

(a) As of March 31, 2014

At June 30, 2014, Moving and Storage had additional cash available under existing credit facilities of $180.4 million.

Net cash provided by operating activities increased $54.5 million in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 primarily due to an improvement in earnings and the timing of federal income tax payments.

Net cash used in investing activities increased $62.2 million in the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014. Purchases of property, plant and equipment, which are reported net of cash from leases, increased $114.8 million. Cash from the sales of property, plant and equipment increased $35.8 million largely due to an increase in fleet sales.

Net cash provided by financing activities increased $117.1 million in the first quarter of fiscal 2015, as compared with the first quarter of fiscal 2014 primarily driven by increased borrowings of $119.0 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2015, we will reinvest in our truck and trailer rental fleet approximately $350 million, net of equipment sales excluding any lease buyouts. Through the first quarter of fiscal 2015, we have invested, net of sales, approximately $200 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2015 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2015 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through internally generated funds. For the first quarter of fiscal 2015, we invested approximately $86 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2015, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $215.0 million and $181.9 million for the first quarter of fiscal 2015 and 2014, respectively. The components of our net capital expenditures are provided in the following table:

	Three Months Ended June 30,
	2014	2013
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$326,434	$213,255
Equipment lease buyouts	20,591	9,106
Purchases of real estate, construction and renovations	85,981	99,400
Other capital expenditures	17,017	13,394
Gross capital expenditures	450,023	335,155
Less: Lease proceeds	(106,035)	(59,999)
Less: Sales of property, plant and equipment	(128,989)	(93,239)
Net capital expenditures	214,999	181,917

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

We believe that stockholders equity at Property and Casualty remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Property and Casualty stockholder’s equity was $152.1 million and $146.8 million at March 31, 2014 and December 31, 2013, respectively. The increase resulted from net earnings of $2.6 million and an increase in other comprehensive income of $2.7 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the quarter ended March 31, 2014 were $26.3 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $244.3 million and $226.7 million at March 31, 2014 and December 31, 2013, respectively. The increase resulted from net earnings of $3.0 million and an increase in other comprehensive income of $14.6 million. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had a direct exposure to capital market conditions other than through its investment portfolio. Oxford is a member of the Federal Home Loan Bank system and has the ability to borrow funds through this facility. We believe this provides Life Insurance an additional option for liquidity.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $283.3 million and $230.3 million for the first quarter of fiscal 2015 and 2014, respectively primarily due to an improvement in earnings and the timing of federal income tax payments.

Property and Casualty Insurance

Net cash provided by operating activities were $2.7 million and $5.4 million for the first quarter ended March 31, 2014 and 2013, respectively. The reduction was primarily due to an increase in claim and commission payments.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $28.3 million and $35.5 million at March 31, 2014 and December 31, 2013, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $7.8 million and $3.6 million for the first quarter ended March 31, 2014 and 2013, respectively. The increase in cash provided was attributable to the decrease in federal income tax expense and commissions in addition to a net increase in revenues. This was offset by an increase in paid benefits.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At March 31, 2014 and December 31, 2013, cash and cash equivalents and short-term investments amounted to $38.6 million and $39.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At June 30, 2014, we had cash availability under existing credit facilities of $180.4 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At June 30, 2014, we had $1.0 million of available-for-sale assets classified in Level 3.

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

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Disclosures about Contractual Obligations and Commercial Commitments in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Off-Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $83.7 million of residual values at June 30, 2014 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $184.0 million at June 30, 2014.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $9.3 million and $10.3 million from the above mentioned entities during the first quarter of fiscal 2015 and 2014, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO and an estate planning trust benefitting the Shoen children have an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.7 million in the first quarters of both fiscal 2015 and 2014, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At June 30, 2014, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $14.3 million and $13.3 million in commissions pursuant to such dealership contracts during the first quarter of fiscal 2015 and 2014, respectively.

During the first quarter of fiscal 2015, subsidiaries of ours held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $1.7 million and $1.9 million, and received cash interest payments of $1.6 million and $12.3 million, from SAC Holdings during the first quarter of fiscal 2015 and 2014, respectively. During the first quarter of fiscal 2014, SAC Holdings made a payment of $10.4 million to reduce its outstanding deferred interest payable to AMERCO. The largest aggregate amount of notes receivable outstanding during the first quarter of fiscal 2014 was $71.5 million and the aggregate notes receivable balance at June 30, 2014 was $71.2 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are between 2017 and 2019

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $8.2 million, expenses of $0.7 million and cash flows of $9.4 million during the first quarter of fiscal 2015. Revenues and commission expenses related to the Dealer Agreements were $65.6 million and $14.3 million, respectively during the first quarter of fiscal 2015.

Fiscal 2015 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals. Revenue in the U-Move program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues due to unforeseen events including adverse economic conditions that are beyond our control.

With respect to our storage business, we have added new locations and expanded at existing locations. In fiscal 2015, we are looking to continue to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. In the current environment, we have focused fewer resources on new construction than in recent history. We will continue to invest capital and resources in the U-Box storage container program throughout fiscal 2015.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$221,666		$(29,183)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
7,000	(a)	(217)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
6,810		(246)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
10,568		(464)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
5,750	(a)	(167)	3/30/2009	3/30/2016	2.24%	1 Month LIBOR
6,675	(a)	(223)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
13,750	(a)	(508)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
26,250	(a)	(548)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
10,750	(a)	(189)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
11,946	(b)	(66)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
16,875		7	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
32,625		439	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of June 30, 2014, we had $670.1 million of variable rate debt obligations and $12.0 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $3.1 million annually (after consideration of the effect of the above derivative contracts.)

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.6% and 5.7% of our revenue was generated in Canada during the first quarter of fiscal 2015 and 2014, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the degree and nature of our competition; our leverage; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; the limited number of manufacturers that supply our rental trucks; our ability to effectively hedge our variable interest rate debt; that we are controlled by a small contingent of stockholders; risks relating to our notes receivable from SAC Holding and Private Mini; fluctuations in quarterly results and seasonality; changes in, and our compliance with, government regulations, particulary environmental regulations; our reliance on our third party dealer network; liability claims relating to our rental vehicles and equipment; our ability to attract, motivate and retain key employees; reliance on our automated systems and the internet; our credit ratings; our ability to recover under reinsurance arrangements and other factors described in our Annual Report on Form 10-K in Item 1A, Risk Factors and in this Quarterly Report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this Quarterly Report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 4. Controls and Procedures

Attached as exhibits to this Quarterly Report are certifications of our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in this section.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CAO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the most recently completed fiscal quarter covered by this Quarterly Report. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CAO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective related to the above stated design purposes.

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

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on September 5, 2013, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K ,filed on September 5, 2013, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith

Exhibit Number	Description	Page or Method of Filing
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2014	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: August 6, 2014	/s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)