Form 10-Q
period 2014-09-30
AMERCO /NV/
filed 2014-11-05
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 1, 2014

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	September 30,	March 31,
	2014	2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$849,146	$495,112
Reinsurance recoverables and trade receivables, net	186,145	199,322
Inventories, net	69,240	67,020
Prepaid expenses	41,176	55,269
Investments, fixed maturities and marketable equities	1,260,131	1,138,275
Investments, other	261,814	248,850
Deferred policy acquisition costs, net	113,943	118,707
Other assets	115,307	97,588
Related party assets	166,999	169,624
	3,063,901	2,589,767
Property, plant and equipment, at cost:
Land	446,347	405,177
Buildings and improvements	1,568,504	1,430,330
Furniture and equipment	332,859	322,088
Rental trailers and other rental equipment	418,590	373,325
Rental trucks	2,873,062	2,610,797
	5,639,362	5,141,717
Less: Accumulated depreciation	(1,833,472)	(1,732,506)
Total property, plant and equipment	3,805,890	3,409,211
Total assets	$6,869,791	$5,998,978
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$387,844	$357,954
Notes, loans and leases payable	2,382,323	1,942,359
Policy benefits and losses, claims and loss expenses payable	1,078,379	1,082,598
Liabilities from investment contracts	664,221	616,725
Other policyholders' funds and liabilities	9,343	7,988
Deferred income	33,332	31,390
Deferred income taxes	472,096	432,596
Total liabilities	5,027,538	4,471,610

Commitments and contingencies (notes 4, 7, 8 and 9)	–	–
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of September 30 and March 31, 2014	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2014	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2014	–	–
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of September 30 and March 31, 2014	10,497	10,497
Additional paid-in capital	447,485	444,210
Accumulated other comprehensive loss	(23,201)	(53,923)
Retained earnings	2,086,174	1,805,453
Cost of common shares in treasury, net (22,377,912 shares as of September 30 and March 31, 2014)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of September 30 and March 31, 2014)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(1,052)	(1,219)
Total stockholders' equity	1,842,253	1,527,368
Total liabilities and stockholders' equity	$6,869,791	$5,998,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$653,534	$598,931
Self-storage revenues	52,986	45,572
Self-moving and self-storage products and service sales	68,043	65,379
Property management fees	5,796	5,292
Life insurance premiums	39,041	39,448
Property and casualty insurance premiums	12,463	10,867
Net investment and interest income	21,856	19,960
Other revenue	52,772	53,774
Total revenues	906,491	839,223

Costs and expenses:
Operating expenses	383,970	361,551
Commission expenses	76,160	70,099
Cost of sales	39,836	34,532
Benefits and losses	39,558	37,992
Amortization of deferred policy acquisition costs	4,290	6,057
Lease expense	19,775	25,818
Depreciation, net of (gains) on disposals of (($21,541) and ($9,311), respectively)	67,066	63,208
Total costs and expenses	630,655	599,257

Earnings from operations	275,836	239,966
Interest expense	(24,877)	(23,118)
Fees and amortization on early extinguishment of debt	(4,081)	–
Pretax earnings	246,878	216,848
Income tax expense	(90,631)	(78,857)
Earnings available to common stockholders	$156,247	$137,991
Basic and diluted earnings per common share	$7.98	$7.06
Weighted average common shares outstanding: Basic and diluted	19,584,194	19,554,633

Related party revenues for the second quarter of fiscal 2015 and 2014, net of eliminations, were $8.9 million and $8.4 million, respectively.

Related party costs and expenses for the second quarter of fiscal 2015 and 2014, net of eliminations, were $16.4 million and $15.9 million, respectively.

Please see note 9, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Six Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,229,009	$1,120,580
Self-storage revenues	102,120	87,671
Self-moving and self-storage products and service sales	142,522	136,070
Property management fees	11,473	10,453
Life insurance premiums	76,971	80,510
Property and casualty insurance premiums	22,081	18,833
Net investment and interest income	42,902	38,949
Other revenue	98,368	95,114
Total revenues	1,725,446	1,588,180

Costs and expenses:
Operating expenses	747,269	680,515
Commission expenses	142,500	131,389
Cost of sales	81,464	70,102
Benefits and losses	80,342	80,625
Amortization of deferred policy acquisition costs	8,474	9,740
Lease expense	42,245	52,825
Depreciation, net of (gains) on disposals of (($44,500) and ($20,876), respectively)	128,117	120,642
Total costs and expenses	1,230,411	1,145,838

Earnings from operations	495,035	442,342
Interest expense	(49,025)	(46,446)
Fees and amortization on early extinguishment of debt	(4,081)	–
Pretax earnings	441,929	395,896
Income tax expense	(161,208)	(144,937)
Earnings available to common stockholders	$280,721	$250,959
Basic and diluted earnings per common share	$14.34	$12.84
Weighted average common shares outstanding: Basic and diluted	19,580,997	19,550,128

Related party revenues for the first six months of fiscal 2015 and 2014, net of eliminations, were $17.6 million and $16.8 million, respectively.

Related party costs and expenses for the first six months of fiscal 2015 and 2014, net of eliminations, were $31.4 million and $29.9 million, respectively.

Please see note 9, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended September 30, 2014	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$246,878	$(90,631)	$156,247
Other comprehensive income (loss):
Foreign currency translation	(6,282)	–	(6,282)
Unrealized net gain on investments	20,530	(7,186)	13,344
Change in fair value of cash flow hedges	4,492	(1,707)	2,785
Total comprehensive income	$265,618	$(99,524)	$166,094

Quarter Ended September 30, 2013	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$216,848	$(78,857)	$137,991
Other comprehensive income (loss):
Foreign currency translation	1,557	–	1,557
Unrealized net loss on investments	(41,095)	14,322	(26,773)
Change in fair value of cash flow hedges	1,946	(740)	1,206
Total comprehensive income	$179,256	$(65,275)	$113,981

Six Months Ended September 30, 2014	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$441,929	$(161,208)	$280,721
Other comprehensive income (loss):
Foreign currency translation	(3,539)	–	(3,539)
Unrealized net gain on investments	47,142	(16,500)	30,642
Change in fair value of cash flow hedges	5,837	(2,218)	3,619
Total comprehensive income	$491,369	$(179,926)	$311,443

Six Months Ended September 30, 2013	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$395,896	$(144,937)	$250,959
Other comprehensive income (loss):
Foreign currency translation	(2,205)	–	(2,205)
Unrealized net loss on investments	(41,006)	14,254	(26,752)
Change in fair value of cash flow hedges	12,142	(4,614)	7,528
Total comprehensive income	$364,827	$(135,297)	$229,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Six Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$280,721	$250,959
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	172,617	141,518
Amortization of deferred policy acquisition costs	8,474	9,740
Change in allowance for losses on trade receivables	(219)	(6)
Change in allowance for inventory reserves	(960)	716
Net gain on sale of real and personal property	(44,500)	(20,876)
Net gain on sale of investments	(2,788)	(4,060)
Deferred income taxes	23,212	63,947
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	13,396	24,561
Inventories	(1,260)	(5,750)
Prepaid expenses	14,012	2,323
Capitalization of deferred policy acquisition costs	(13,728)	(16,289)
Other assets	(7,885)	(4,370)
Related party assets	2,170	8,650
Accounts payable and accrued expenses	35,919	24,866
Policy benefits and losses, claims and loss expenses payable	(3,918)	309
Other policyholders' funds and liabilities	1,356	494
Deferred income	1,962	2,191
Related party liabilities	375	4,475
Net cash provided by operating activities	478,956	483,398

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(599,351)	(457,671)
Short term investments	(130,294)	(154,703)
Fixed maturities investments	(114,112)	(174,593)
Equity securities	(3,707)	(388)
Preferred stock	(3)	(635)
Real estate	(11,312)	(252)
Mortgage loans	(21,189)	(14,260)
Proceeds from sale of:
Property, plant and equipment	260,659	176,453
Short term investments	130,326	162,580
Fixed maturities investments	48,955	93,050
Equity securities	3,030	6,803
Preferred stock	1,000	6,004
Real estate	401	–
Mortgage loans	18,623	36,415
Net cash used by investing activities	(416,974)	(321,197)

Cash flows from financing activities:
Borrowings from credit facilities	506,792	138,041
Principal repayments on credit facilities	(208,101)	(122,945)
Debt issuance costs	(9,847)	(233)
Capital lease payments	(40,694)	(21,425)
Leveraged Employee Stock Ownership Plan - repayments from loan	167	260
Investment contract deposits	71,571	74,253
Investment contract withdrawals	(24,075)	(14,721)
Net cash provided by financing activities	295,813	53,230

Effects of exchange rate on cash	(3,761)	401

Increase in cash and cash equivalents	354,034	215,832
Cash and cash equivalents at the beginning of period	495,112	463,744
Cash and cash equivalents at the end of period	$849,146	$679,576

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

The condensed consolidated balance sheet as of September 30, 2014 and the related condensed consolidated statements of operations, comprehensive income (loss) for the second quarter and first six months and cash flows for the first six months of fiscal 2015 and 2014 are unaudited.

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

Description of Operating Segments

AMERCO has three reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

The Moving and Storage operating segment includes AMERCO, U-Haul, Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, rental of fixed and mobile self-storage spaces to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 20,422 and 48,649 as of September 30, 2014 and 2013, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.9 million and $16.3 million at September 30, 2014 and March 31, 2014, respectively.

Available-for-Sale Investments

Available-for-sale investments at September 30, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$71,987	$3,640	$(223)	$(20)	$75,384
U.S. government agency mortgage-backed securities	33,291	2,838	(129)	(3)	35,997
Obligations of states and political subdivisions	164,887	9,354	(1,242)	(39)	172,960
Corporate securities	877,833	45,736	(4,294)	(1,275)	918,000
Mortgage-backed securities	16,817	518	(2)	(80)	17,253
Redeemable preferred stocks	17,448	646	(348)	(25)	17,721
Common stocks	17,975	4,841	–	–	22,816
	$1,200,238	$67,573	$(6,238)	$(1,442)	$1,260,131

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

We sold available-for-sale securities with a fair value of $48.5 million during the first six months of fiscal 2015. The gross realized gains on these sales totaled $1.4 million. The gross realized losses on these sales totaled $0.3 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. There were no write downs in the second quarter or for the first six months of fiscal 2015 and 2014.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for the second quarter and first six months of fiscal 2015.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The adjusted cost and estimated market value of available-for-sale investments at September 30, 2014, by contractual maturity, were as follows:

	September 30, 2014		March 31, 2014
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$40,037	$41,254	$20,235	$20,475
Due after one year through five years	225,426	239,240	185,447	194,563
Due after five years through ten years	472,125	495,392	350,048	350,953
Due after ten years	410,410	426,455	531,645	521,289
	1,147,998	1,202,341	1,087,375	1,087,280

Mortgage backed securities	16,817	17,253	12,425	12,187
Redeemable preferred stocks	17,448	17,721	18,445	17,533
Common stocks	17,975	22,816	17,299	21,275
	$1,200,238	$1,260,131	$1,135,544	$1,138,275

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			September 30,	March 31,
	2015 Rate (a)	Maturities	2014	2014
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	1.66% - 6.93%	2023	$245,000	$250,000
Real estate loan (revolving credit)	–	2015	–	–
Senior mortgages	2.16% - 5.75%	2015 - 2038	880,186	684,915
Working capital loan (revolving credit)	–	2016	–	–
Fleet loans (amortizing term)	1.95% - 5.57%	2015 - 2021	342,431	370,394
Fleet loans (securitization)	4.90%	2017	81,571	90,793
Fleet loans (revolving credit)	1.15% - 2.00%	2017 - 2019	232,000	89,632
Capital leases (rental equipment)	2.23% - 7.83%	2015 - 2021	558,132	416,750
Other obligations	3.00% - 8.00%	2014 - 2043	43,003	39,875
Total notes, loans and leases payable			$2,382,323	$1,942,359

(a) Interest rate as of September 30, 2014, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of September 30, 2014, the outstanding balance on the Real Estate Loan was $245.0 million. U-Haul International, Inc. is a guarantor of this loan.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At September 30, 2014, the applicable LIBOR was 0.16% and the applicable margin was 1.50%, the sum of which was 1.66% which applied to $25.0 million of the Real Estate Loan. The rate on the remaining balance of $220.0 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $50.0 million. This agreement matures in April 2015. As of September 30, 2014, we had the full $50.0 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.25%. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of September 30, 2014 were in the aggregate amount of $880.2 million and mature between 2015 and 2038. During the second quarter of fiscal 2015, we paid off approximately $127 million of our senior mortgages before their maturity in July 2015. As part of this defeasence, we incurred costs associated with the early extinguishment of debt of $3.8 million in fees and $0.3 million of transaction cost amortization related to the defeased debt.

For the six months ended September 30, 2014, we entered into $334 million of senior mortgages with rates between 2.16% and 4.81% and mature between 2017 and 2034. The senior mortgages require monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 4.22% and 5.75%. Additionally, $145.6 million of these loans have interest rates comprised of an applicable LIBOR of 0.16% plus margins between 2.00% and 2.50%, the sum of which was between 2.16% and 2.66%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At September 30, 2014, the full $25.0 million was available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement matures in April 2016. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of September 30, 2014 was $227.4 million with the final maturities between August 2015 and March 2021.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At September 30, 2014, the applicable LIBOR was between 0.15% and 0.16% and applicable margins were between 1.35% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 5.57% based on current margins. Additionally, $98.3 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

A subsidiary of U-Haul International, Inc. is a borrower under amortizing term loans with an aggregate balance of $115.0 million that were used to fund new truck acquisitions. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At September 30, 2014, the aggregate outstanding balance was $115.0 million.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At September 30, 2014, the outstanding balance was $81.6 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $75 million, which can be increased to a maximum of $225 million. The loan matures in October 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At September 30, 2014, the applicable LIBOR was 0.15% and the margin was 1.75%, the sum of which was 1.90%. Only interest is paid during the first four years of the loan with principal due monthly over the last nine months. As of September 30, 2014, the outstanding balance was $75.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $100 million, which can be increased to a maximum of $125 million. The loan matures in October 2017. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At September 30, 2014, the applicable LIBOR was 0.15% and the margin was 1.00%, the sum of which was 1.15%. Only interest is paid during the first three years of the loan with principal due monthly over the last nine months. As of September 30, 2014, the outstanding balance was $100.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $70 million. The loan matures in May 2019. This agreement contains an option to extend the maturity through February 2020. At September 30, 2014, the applicable LIBOR was 0.15% and the margin was 1.85%, the sum of which was 2.00%. Only interest is paid during the first five years of the loan with principal due upon maturity. As of September 30, 2014, we had $13.0 million available to be drawn.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Capital Leases

We entered into capital leases for new equipment between April 2008 and September 2014, with terms of the leases between 3 and 7 years. At September 30, 2014, the balance of these leases was $558.1 million. The net book value of the corresponding capitalized assets was $670.8 million at September 30, 2014.

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

At September 30, 2014, the aggregate outstanding principal balance of the U-Notes issued was $49.8 million of which $6.8 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 3.00% and 8.00% and maturity dates between 2014 and 2043.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of September 30, 2014 for the next five years and thereafter are as follows:

	Twelve Months Ending September 30,
	2015	2016	2017	2018	2019	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$502,023	$322,471	$361,445	$318,263	$251,294	$626,827

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
Interest expense	$20,658	$18,055
Capitalized interest	(220)	(128)
Amortization of transaction costs	801	843
Interest expense resulting from derivatives	3,638	4,348
Total interest expense	24,877	23,118
Write-off of transaction costs related to early extinguishment of debt	298	–
Fees on early extinguishment of debt	3,783	–
Fees and amortization on early extinguishment of debt	4,081	–
Total	$28,958	$23,118

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Six Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
Interest expense	$40,579	$35,869
Capitalized interest	(387)	(270)
Amortization of transaction costs	1,554	1,694
Interest expense resulting from derivatives	7,279	9,153
Total interest expense	49,025	46,446
Write-off of transaction costs related to early extinguishment of debt	298	–
Fees on early extinguishment of debt	3,783	–
Fees and amortization on early extinguishment of debt	4,081	–
Total	$53,106	$46,446

Interest paid in cash, including payments related to derivative contracts, amounted to $24.1 million and $22.9 million for the second quarter of fiscal 2015 and 2014, respectively and $47.5 million and $44.9 million for the first six months of fiscal 2015 and 2014, respectively.

The costs associated with the early extinguishment of debt in the second quarter of fiscal 2015 included $3.8 million of fees and $0.3 million of transaction cost amortization related to retired debt.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.76%	1.52%
Interest rate at the end of the quarter	1.61%	1.52%
Maximum amount outstanding during the quarter	$232,000	$25,000
Average amount outstanding during the quarter	$202,977	$25,000
Facility fees	$81	$64

	Revolving Credit Activity
	Six Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	1.76%	1.50%
Interest rate at the end of the period	1.61%	1.52%
Maximum amount outstanding during the period	$232,000	$25,000
Average amount outstanding during the period	$172,740	$24,590
Facility fees	$198	$156

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

(a) forward swap
(b) operating lease

As of September 30, 2014, the total notional amount of our variable interest rate swaps on debt and an operating lease was $349.5 million and $11.6 million, respectively.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Values as of
	September 30, 2014	March 31, 2014
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$26,859	$32,716

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	The Effect of Interest Rate Contracts on the Statements of Operations for the Six Months Ended

	September 30, 2014	September 30, 2013
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$7,279	$9,153
(Gain) loss recognized in AOCI on interest rate contracts (effective portion)	$(5,837)	$(12,142)
Loss reclassified from AOCI into income (effective portion)	$7,298	$8,685
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(19)	$468

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At September 30, 2014, we expect to reclassify $13.6 million of net losses on interest rate contracts from accumulated other comprehensive income (loss) to earnings as interest expense over the next twelve months. During the first six months of fiscal 2015, we reclassified $7.3 million of net losses on interest rate contracts from accumulated other comprehensive income to interest expense.

6. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2014	$(39,287)	$5,991	$(20,321)	$(306)	$(53,923)
Foreign currency translation	(3,539)	–	–	–	(3,539)
Unrealized net gain on investments	–	30,642	–	–	30,642
Change in fair value of cash flow hedges	–	–	(3,679)	–	(3,679)
Amounts reclassified from AOCI	–	–	7,298	–	7,298
Other comprehensive income (loss)	(3,539)	30,642	3,619	–	30,722
Balance at September 30, 2014	$(42,826)	$36,633	$(16,702)	$(306)	$(23,201)

7. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of September 30, 2014, we have guaranteed $72.3 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Twelve Months Ended September 30:
2015	$15,016	$48,701	$63,717
2016	14,711	18,888	33,599
2017	14,594	12,177	26,771
2018	13,856	10,452	24,308
2019	13,283	5,396	18,679
Thereafter	65,091	–	65,091
Total	$136,551	$95,614	$232,165

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

The claims arise from U-Haul’s use of the word “pod” and “pods” as a generic term for its U-Box moving and storage product. PEI alleges that such use is an inappropriate use of its PODS mark.  Under the claims alleged in its Complaint, PEI seeks a Court Order permanently enjoining U-Haul from: (1) the use of the PODS mark, or any other trade name or trademark confusingly similar to the mark; and (2) the use of any false descriptions or representations or committing any acts of unfair competition by using the PODS mark or any trade name or trademark confusingly similar to the mark. PEI also seeks a Court Order (1) finding all of PEI’s trademarks valid and enforceable and (2) requiring U-Haul to alter all web pages to promptly remove the PODS mark from all websites owned or operated on behalf of U-Haul. Finally, PEI seeks an award of damages in an amount to be proven at trial, but which are alleged to be approximately $70 million. PEI also seeks prejudgment interest, trebled damages, and punitive damages.

U-Haul does not believe that PEI’s claims have merit and vigorously defended the lawsuit.  On September 17, 2012, U-Haul filed its Counterclaims, seeking a Court Order declaring that: U-Haul’s use of the term “pods” or “pod” does not infringe or dilute PEI’s purported trademarks or violate any of PEI’s purported rights; (2) The purported mark “PODS” is not a valid, protectable, or registrable trademark; and (3) The purported mark “PODS PORTABLE ON DEMAND STORAGE” is not a valid, protectable, or registrable trademark. U-Haul also sought a Court Order cancelling the marks at issue in the case.

The case was tried to an 8-person jury, beginning on September 8, 2014. On September 19, 2014, the Court granted U-Haul’s motion for directed verdict on the issue of punitive damages.  The Court deferred ruling on U-Haul’s motion for directed verdict on its defense that the words “pod” and “pods” were generic terms for a container used for the moving and storage of goods at the time PEI obtained its trademark (“genericness defense”).  Closing arguments were on September 22, 2014.

On September 25, 2014, the jury returned a unanimous verdict, finding in favor of PEI and against U-Haul on all claims and counterclaims.  The jury awarded PEI $45 million in actual damages and $15.7 million in U-Haul’s profits attributable to its use of the term “pod” or “pods”.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

U-Haul intends to file post-trial motions and, if necessary, appeal the verdict to the Eleventh Circuit Court of Appeals.  In this regard, on October 1, 2014, the Court ordered briefing on U-Haul’s oral motion for directed verdict on its genericness defense, the motion on which the Court had deferred ruling during trial.  Pursuant to the Court’s order, the parties’ briefing on that motion was completed by October 21, 2014.

Environmental

Compliance with environmental requirements of federal, state and local governments may significantly affect Real Estate’s business operations. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. We are aware of issues regarding hazardous substances on some of Real Estate’s properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Related Party Revenue

	Quarter Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,719	$1,733
U-Haul interest income revenue from Private Mini	1,340	1,349
U-Haul management fee revenue from SAC Holdings	4,622	4,188
U-Haul management fee revenue from Private Mini	648	604
U-Haul management fee revenue from Mercury	526	500
	$8,855	$8,374

	Six Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$3,423	$3,652
U-Haul interest income revenue from Private Mini	2,666	2,686
U-Haul management fee revenue from SAC Holdings	9,145	8,262
U-Haul management fee revenue from Private Mini	1,284	1,198
U-Haul management fee revenue from Mercury	1,044	993
	$17,562	$16,791

During the first six months of fiscal 2015, subsidiaries of the Company held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $3.3 million and $13.9 million from SAC Holdings during the first six months of fiscal 2015 and 2014, respectively. During the first quarter of fiscal 2014, SAC Holdings made a payment of $10.4 million to reduce its outstanding deferred interest payable to AMERCO. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2015 was $71.5 million and the aggregate notes receivable balance at September 30, 2014 was $71.0 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. We received repayments of $20.2 million during the third quarter of fiscal 2015 on these notes and interest receivables. After this repayment the scheduled maturities of these notes are 2017.

During the first six months of fiscal 2015, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $2.7 million from Private Mini during the first six months of both fiscal 2015 and 2014. The largest aggregate amount outstanding during the first six months of fiscal 2015 was $65.5 million and the aggregate notes receivable balance at September 30, 2014 was $65.3 million.  We received repayments of $9.0 million during the third quarter of fiscal 2015 on these notes and interest receivables.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $15.2 million and $15.7 million from the above mentioned entities during the first six months of fiscal 2015 and 2014, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant stockholder and director of AMERCO and an estate planning trust benefitting Shoen children have an interest in Mercury.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Related Party Costs and Expenses

	Quarter Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$655	$655
U-Haul commission expenses to SAC Holdings	14,742	14,407
U-Haul commission expenses to Private Mini	972	893
	$16,369	$15,955

	Six Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$1,310	$1,310
U-Haul commission expenses to SAC Holdings	28,226	26,927
U-Haul commission expenses to Private Mini	1,834	1,688
	$31,370	$29,925

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At September 30, 2014, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $16.5 million, expenses of $1.3 million and cash flows of $17.5 million during the first six months of fiscal 2015. Revenues and commission expenses related to the Dealer Agreements were $138.9 million and $30.1 million, respectively during the first six months of fiscal 2015.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

We have not provided financial or other support explicitly or implicitly during the quarter ended September 30, 2014 to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	September 30,	March 31,
	2014	2014
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$68,543	$68,451
U-Haul notes receivable from SAC Holdings	70,984	71,464
U-Haul interest receivable from SAC Holdings	4,533	4,376
U-Haul receivable from SAC Holdings	18,063	19,418
U-Haul receivable from Mercury	4,197	5,930
Other (a)	679	(15)
	$166,999	$169,624

(a) Timing differences for intercompany balances with insurance subsidiaries.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of September 30, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$511,053	$318,572	$3,777	$–		$833,402	$8,364	$7,380	$–		$849,146
Reinsurance recoverables and trade receivables, net	–	30,598	177	–		30,775	126,274	29,096	–		186,145
Inventories, net	–	69,240	–	–		69,240	–	–	–		69,240
Prepaid expenses	–	39,933	1,243	–		41,176	–	–	–		41,176
Investments, fixed maturities and marketable equities	–	–	–	–		–	212,586	1,047,545	–		1,260,131
Investments, other	–	–	28,227	–		28,227	55,109	178,478	–		261,814
Deferred policy acquisition costs, net	–	–	–	–		–	–	113,943	–		113,943
Other assets	161	59,125	52,234	–		111,520	1,189	2,598	–		115,307
Related party assets	1,027,924	111,924	4	(971,095)	(c)	168,757	14,562	476	(16,796)	(c)	166,999
	1,539,138	629,392	85,662	(971,095)		1,283,097	418,084	1,379,516	(16,796)		3,063,901

Investment in subsidiaries	781,094	–	–	(361,287)	(b)	419,807	–	–	(419,807)	(b)	–

Property, plant and equipment, at cost:
Land	–	64,080	382,267	–		446,347	–	–	–		446,347
Buildings and improvements	–	245,955	1,322,549	–		1,568,504	–	–	–		1,568,504
Furniture and equipment	73	316,724	16,062	–		332,859	–	–	–		332,859
Rental trailers and other rental equipment	–	418,590	–	–		418,590	–	–	–		418,590
Rental trucks	–	2,873,062	–	–		2,873,062	–	–	–		2,873,062
	73	3,918,411	1,720,878	–		5,639,362	–	–	–		5,639,362
Less: Accumulated depreciation	(59)	(1,443,431)	(389,982)	–		(1,833,472)	–	–	–		(1,833,472)
Total property, plant and equipment	14	2,474,980	1,330,896	–		3,805,890	–	–	–		3,805,890
Total assets	$2,320,246	$3,104,372	$1,416,558	$(1,332,382)		$5,508,794	$418,084	$1,379,516	$(436,603)		$6,869,791

(a) Balances as of June 30, 2014
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of September 30, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$556	$375,178	$5,483	$–		$381,217	$–	$6,627	$–		$387,844
Notes, loans and leases payable	–	1,314,130	1,068,193	–		2,382,323	–	–	–		2,382,323
Policy benefits and losses, claims and loss expenses payable	–	378,609	–	–		378,609	277,270	422,500	–		1,078,379
Liabilities from investment contracts	–	–	–	–		–	–	664,221	–		664,221
Other policyholders' funds and liabilities	–	–	–	–		–	4,137	5,206	–		9,343
Deferred income	–	33,332	–	–		33,332	–	–	–		33,332
Deferred income taxes	476,385	–	–	–		476,385	(24,858)	20,569	–		472,096
Related party liabilities	–	504,853	480,917	(971,095)	(c)	14,675	1,982	139	(16,796)	(c)	–
Total liabilities	476,941	2,606,102	1,554,593	(971,095)		3,666,541	258,531	1,119,262	(16,796)		5,027,538

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–	–	–	–		–
Series B preferred stock	–	–	–	–		–	–	–	–		–
Series A common stock	–	–	–	–		–	–	–	–		–
Common stock	10,497	1	1	(2)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	447,695	121,230	147,941	(269,171)	(b)	447,695	91,120	26,271	(117,601)	(b)	447,485
Accumulated other comprehensive income (loss)	(23,201)	(59,834)	–	59,834	(b)	(23,201)	7,403	29,231	(36,634)	(b)	(23,201)
Retained earnings (deficit)	2,085,964	437,925	(285,977)	(151,948)	(b)	2,085,964	57,729	202,252	(259,771)	(b)	2,086,174
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	(1,052)	–	–		(1,052)	–	–	–		(1,052)
Total stockholders' equity (deficit)	1,843,305	498,270	(138,035)	(361,287)		1,842,253	159,553	260,254	(419,807)		1,842,253
Total liabilities and stockholders' equity	$2,320,246	$3,104,372	$1,416,558	$(1,332,382)		$5,508,794	$418,084	$1,379,516	$(436,603)		$6,869,791

(a) Balances as of June 30, 2014
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

(a) Balances as of December 31, 2013
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$654,528	$–	$–		$654,528	$–	$–	$(994)	(c)	$653,534
Self-storage revenues	–	52,692	294	–		52,986	–	–	–		52,986
Self-moving and self-storage products and service sales	–	68,043	–	–		68,043	–	–	–		68,043
Property management fees	–	5,796	–	–		5,796	–	–	–		5,796
Life insurance premiums	–	–	–	–		–	–	39,041	–		39,041
Property and casualty insurance premiums	–	–	–	–		–	12,463	–	–		12,463
Net investment and interest income	1,214	1,998	258	–		3,470	4,068	14,518	(200)	(b)	21,856
Other revenue	–	53,044	28,502	(30,224)	(b)	51,322	–	1,564	(114)	(b)	52,772
Total revenues	1,214	836,101	29,054	(30,224)		836,145	16,531	55,123	(1,308)		906,491

Costs and expenses:
Operating expenses	1,846	397,637	3,507	(30,224)	(b)	372,766	6,711	5,592	(1,099)	(b,c)	383,970
Commission expenses	–	76,160	–	–		76,160	–	–	–		76,160
Cost of sales	–	39,836	–	–		39,836	–	–	–		39,836
Benefits and losses	–	–	–	–		–	2,848	36,710	–		39,558
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	4,290	–		4,290
Lease expense	24	19,787	10	–		19,821	–	–	(46)	(b)	19,775
Depreciation, net of (gains) losses on disposals	2	61,177	5,887	–		67,066	–	–	–		67,066
Total costs and expenses	1,872	594,597	9,404	(30,224)		575,649	9,559	46,592	(1,145)		630,655

Earnings (loss) from operations before equity in earnings of subsidiaries	(658)	241,504	19,650	–		260,496	6,972	8,531	(163)		275,836

Equity in earnings of subsidiaries	145,452	–	–	(135,371)	(d)	10,081	–	–	(10,081)	(d)	–

Earnings from operations	144,794	241,504	19,650	(135,371)		270,577	6,972	8,531	(10,244)		275,836
Interest income (expense)	17,792	(22,242)	(20,590)	–		(25,040)	–	–	163	(b)	(24,877)
Fees and amortization on early extinguishment of debt	–	–	(4,081)	–		(4,081)	–	–	–		(4,081)
Pretax earnings (loss)	162,586	219,262	(5,021)	(135,371)		241,456	6,972	8,531	(10,081)		246,878
Income tax (expense) benefit	(6,339)	(80,793)	1,923	–		(85,209)	(2,441)	(2,981)	–		(90,631)
Earnings (loss) available to common shareholders	$156,247	$138,469	$(3,098)	$(135,371)		$156,247	$4,531	$5,550	$(10,081)		$156,247
(a) Balances for the quarter ended June 30, 2014
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$599,657	$–	$–		$599,657	$–	$–	$(726)	(c)	$598,931
Self-storage revenues	–	45,266	306	–		45,572	–	–	–		45,572
Self-moving and self-storage products and service sales	–	65,379	–	–		65,379	–	–	–		65,379
Property management fees	–	5,292	–	–		5,292	–	–	–		5,292
Life insurance premiums	–	–	–	–		–	–	39,448	–		39,448
Property and casualty insurance premiums	–	–	–	–		–	10,867	–	–		10,867
Net investment and interest income	1,277	2,025	72	–		3,374	2,463	14,255	(132)	(b)	19,960
Other revenue	–	54,630	25,425	(27,130)	(b)	52,925	–	970	(121)	(b)	53,774
Total revenues	1,277	772,249	25,803	(27,130)		772,199	13,330	54,673	(979)		839,223

Costs and expenses:
Operating expenses	2,064	374,566	2,888	(27,130)	(b)	352,388	4,419	5,582	(838)	(b,c)	361,551
Commission expenses	–	70,099	–	–		70,099	–	–	–		70,099
Cost of sales	–	34,532	–	–		34,532	–	–	–		34,532
Benefits and losses	–	–	–	–		–	2,500	35,492	–		37,992
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	6,057	–		6,057
Lease expense	23	25,837	3	–		25,863	–	–	(45)	(b)	25,818
Depreciation, net of (gains) losses on disposals	2	58,735	4,471	–		63,208	–	–	–		63,208
Total costs and expenses	2,089	563,769	7,362	(27,130)		546,090	6,919	47,131	(883)		599,257

Earnings (loss) from operations before equity in earnings of subsidiaries	(812)	208,480	18,441	–		226,109	6,411	7,542	(96)		239,966

Equity in earnings of subsidiaries	125,151	–	–	(116,076)	(d)	9,075	–	–	(9,075)	(d)	–

Earnings from operations	124,339	208,480	18,441	(116,076)		235,184	6,411	7,542	(9,171)		239,966
Interest income (expense)	21,177	(27,027)	(17,364)	–		(23,214)	–	–	96	(b)	(23,118)
Pretax earnings	145,516	181,453	1,077	(116,076)		211,970	6,411	7,542	(9,075)		216,848
Income tax expense	(7,525)	(66,042)	(412)	–		(73,979)	(2,243)	(2,635)	–		(78,857)
Earnings available to common shareholders	$137,991	$115,411	$665	$(116,076)		$137,991	$4,168	$4,907	$(9,075)		$137,991

(a) Balances for the quarter ended June 30, 2013
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,230,695	$–	$–		$1,230,695	$–	$–	$(1,686)	(c)	$1,229,009
Self-storage revenues	–	101,543	577	–		102,120	–	–	–		102,120
Self-moving and self-storage products and service sales	–	142,522	–	–		142,522	–	–	–		142,522
Property management fees	–	11,473	–	–		11,473	–	–	–		11,473
Life insurance premiums	–	–	–	–		–	–	76,971	–		76,971
Property and casualty insurance premiums	–	–	–	–		–	22,081	–	–		22,081
Net investment and interest income	2,453	3,955	1,539	–		7,947	6,862	28,483	(390)	(b)	42,902
Other revenue	–	99,673	56,390	(59,754)	(b)	96,309	–	2,289	(230)	(b)	98,368
Total revenues	2,453	1,589,861	58,506	(59,754)		1,591,066	28,943	107,743	(2,306)		1,725,446

Costs and expenses:
Operating expenses	3,784	774,253	7,114	(59,754)	(b)	725,397	12,512	11,258	(1,898)	(b,c)	747,269
Commission expenses	–	142,500	–	–		142,500	–	–	–		142,500
Cost of sales	–	81,464	–	–		81,464	–	–	–		81,464
Benefits and losses	–	–	–	–		–	5,437	74,905	–		80,342
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	8,474	–		8,474
Lease expense	46	42,263	26	–		42,335	–	–	(90)	(b)	42,245
Depreciation, net of (gains) losses on disposals	3	117,187	10,927	–		128,117	–	–	–		128,117
Total costs and expenses	3,833	1,157,667	18,067	(59,754)		1,119,813	17,949	94,637	(1,988)		1,230,411

Earnings (loss) from operations before equity in earnings of subsidiaries	(1,380)	432,194	40,439	–		471,253	10,994	13,106	(318)		495,035

Equity in earnings of subsidiaries	256,760	–	–	(241,085)	(d)	15,675	–	–	(15,675)	(d)	–

Earnings from operations	255,380	432,194	40,439	(241,085)		486,928	10,994	13,106	(15,993)		495,035
Interest income (expense)	39,412	(49,141)	(39,614)	–		(49,343)	–	–	318	(b)	(49,025)
Fees and amortization on early extinguishment of debt	–	–	(4,081)	–		(4,081)	–	–	–		(4,081)
Pretax earnings (loss)	294,792	383,053	(3,256)	(241,085)		433,504	10,994	13,106	(15,675)		441,929
Income tax (expense) benefit	(14,071)	(139,962)	1,250	–		(152,783)	(3,849)	(4,576)	–		(161,208)
Earnings (loss) available to common shareholders	$280,721	$243,091	$(2,006)	$(241,085)		$280,721	$7,145	$8,530	$(15,675)		$280,721
(a) Balances for the six months ended June 30, 2014
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,121,740	$–	$–		$1,121,740	$–	$–	$(1,160)	(c)	$1,120,580
Self-storage revenues	–	87,088	583	–		87,671	–	–	–		87,671
Self-moving and self-storage products and service sales	–	136,070	–	–		136,070	–	–	–		136,070
Property management fees	–	10,453	–	–		10,453	–	–	–		10,453
Life insurance premiums	–	–	–	–		–	–	80,510	–		80,510
Property and casualty insurance premiums	–	–	–	–		–	18,833	–	–		18,833
Net investment and interest income	2,515	4,195	73	–		6,783	4,940	27,477	(251)	(b)	38,949
Other revenue	–	97,160	49,994	(53,269)	(b)	93,885	–	1,465	(236)	(b)	95,114
Total revenues	2,515	1,456,706	50,650	(53,269)		1,456,602	23,773	109,452	(1,647)		1,588,180

Costs and expenses:
Operating expenses	4,285	704,910	5,510	(53,269)	(b)	661,436	8,515	11,942	(1,378)	(b,c)	680,515
Commission expenses	–	131,389	–	–		131,389	–	–	–		131,389
Cost of sales	–	70,102	–	–		70,102	–	–	–		70,102
Benefits and losses	–	–	–	–		–	4,457	76,168	–		80,625
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	9,740	–		9,740
Lease expense	46	52,835	35	–		52,916	–	–	(91)	(b)	52,825
Depreciation, net of (gains) losses on disposals	3	112,901	7,738	–		120,642	–	–	–		120,642
Total costs and expenses	4,334	1,072,137	13,283	(53,269)		1,036,485	12,972	97,850	(1,469)		1,145,838

Earnings (loss) from operations before equity in earnings of subsidiaries	(1,819)	384,569	37,367	–		420,117	10,801	11,602	(178)		442,342

Equity in earnings of subsidiaries	224,946	–	–	(210,363)	(d)	14,583	–	–	(14,583)	(d)	–

Earnings from operations	223,127	384,569	37,367	(210,363)		434,700	10,801	11,602	(14,761)		442,342
Interest income (expense)	43,109	(57,071)	(32,662)	–		(46,624)	–	–	178	(b)	(46,446)
Pretax earnings	266,236	327,498	4,705	(210,363)		388,076	10,801	11,602	(14,583)		395,896
Income tax expense	(15,277)	(120,038)	(1,802)	–		(137,117)	(3,780)	(4,040)	–		(144,937)
Earnings available to common shareholders	$250,959	$207,460	$2,903	$(210,363)		$250,959	$7,021	$7,562	$(14,583)		$250,959

(a) Balances for the six months ended June 30, 2013
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2014 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$280,721	$243,091	$(2,006)	$(241,085)	$280,721	$7,145	$8,530	$(15,675)		$280,721
Earnings from consolidated entities	(256,760)	–	–	241,085	(15,675)	–	–	15,675		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	3	161,687	10,927	–	172,617	–	–	–		172,617
Amortization of deferred policy acquisition costs	–	–	–	–	–	–	8,474	–		8,474
Change in allowance for losses on trade receivables	–	(209)	–	–	(209)	–	(10)	–		(219)
Change in allowance for inventory reserve	–	(960)	–	–	(960)	–	–	–		(960)
Net gain on sale of real and personal property	–	(44,500)	–	–	(44,500)	–	–	–		(44,500)
Net gain on sale of investments	–	–	–	–	–	(870)	(1,918)	–		(2,788)
Deferred income taxes	18,872	–	–	–	18,872	2,556	1,784	–		23,212
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	(1,605)	–	–	(1,605)	16,061	(1,060)	–		13,396
Inventories	–	(1,260)	–	–	(1,260)	–	–	–		(1,260)
Prepaid expenses	18,537	(3,778)	(747)	–	14,012	–	–	–		14,012
Capitalization of deferred policy acquisition costs	–	–	–	–	–	–	(13,728)	–		(13,728)
Other assets	(2)	661	(8,488)	–	(7,829)	802	(858)	–		(7,885)
Related party assets	(527)	3,699	–	–	3,172	(1,395)	–	393	(b)	2,170
Accounts payable and accrued expenses	3,173	25,865	979	–	30,017	–	5,902	–		35,919
Policy benefits and losses, claims and loss expenses payable	–	8,241	–	–	8,241	(17,946)	5,787	–		(3,918)
Other policyholders' funds and liabilities	–	–	–	–	–	405	951	–		1,356
Deferred income	–	1,962	–	–	1,962	–	–	–		1,962
Related party liabilities	–	674	(45)	–	629	179	(40)	(393)	(b)	375
Net cash provided (used) by operating activities	64,017	393,568	620	–	458,205	6,937	13,814	–		478,956

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	–	(459,337)	(140,014)	–	(599,351)	–	–	–		(599,351)
Short term investments	–	–	–	–	–	(32,488)	(97,806)	–		(130,294)
Fixed maturities investments	–	–	–	–	–	(27,323)	(86,789)	–		(114,112)
Equity securities	–	–	–	–	–	(3,281)	(426)	–		(3,707)
Preferred stock	–	–	–	–	–	(3)	–	–		(3)
Real estate	–	–	–	–	–	(3,812)	(7,500)	–		(11,312)
Mortgage loans	–	–	(5,465)	–	(5,465)	(3,150)	(12,574)	–		(21,189)
Proceeds from sales and paydown's of:
Property, plant and equipment	–	260,532	127	–	260,659	–	–	–		260,659
Short term investments	–	–	–	–	–	36,003	94,323	–		130,326
Fixed maturities investments	–	–	–	–	–	15,928	33,027	–		48,955
Equity securities	–	–	–	–	–	3,030	–	–		3,030
Preferred stock	–	–	–	–	–	–	1,000	–		1,000
Real estate	–	–	–	–	–	5	396	–		401
Mortgage loans	–	1,653	8,435	–	10,088	3,760	4,775	–		18,623
Net cash provided (used) by investing activities	–	(197,152)	(136,917)	–	(334,069)	(11,331)	(71,574)	–		(416,974)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2014
(b) Elimination of intercompany investments

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2014 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	–	152,970	353,822	–	506,792	–	–	–	506,792
Principal repayments on credit facilities	–	(40,353)	(167,748)	–	(208,101)	–	–	–	(208,101)
Debt issuance costs	–	(53)	(9,794)	–	(9,847)	–	–	–	(9,847)
Capital lease payments	–	(40,694)	–	–	(40,694)	–	–	–	(40,694)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	167	–	–	167	–	–	–	167
Proceeds from (repayment of) intercompany loans	125,492	(86,964)	(38,528)	–	–	–	–	–	–
Investment contract deposits	–	–	–	–	–	–	71,571	–	71,571
Investment contract withdrawals	–	–	–	–	–	–	(24,075)	–	(24,075)
Net cash provided (used) by financing activities	125,492	(14,927)	137,752	–	248,317	–	47,496	–	295,813

Effects of exchange rate on cash	–	(3,761)	–	–	(3,761)	–	–	–	(3,761)

Increase (decrease) in cash and cash equivalents	189,509	177,728	1,455	–	368,692	(4,394)	(10,264)	–	354,034
Cash and cash equivalents at beginning of period	321,544	140,844	2,322	–	464,710	12,758	17,644	–	495,112
Cash and cash equivalents at end of period	$511,053	$318,572	$3,777	$–	$833,402	$8,364	$7,380	$–	$849,146
	(page 2 of 2)
(a) Balance for the period ended June 30, 2014

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
	(page 1 of 2)
(a) Balance for the period ended June 30, 2013
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
	(page 2 of 2)
(a) Balance for the period ended June 30, 2013

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended September 30, 2014
Total revenues	$852,935	$53,556	$906,491
Depreciation and amortization, net of (gains) losses on disposals	69,845	1,511	71,356
Interest expense	24,748	129	24,877
Pretax earnings	237,800	9,078	246,878
Income tax expense	88,225	2,406	90,631
Identifiable assets	6,681,237	188,554	6,869,791

Quarter ended September 30, 2013
Total revenues	$789,453	$49,770	$839,223
Depreciation and amortization, net of (gains) losses on disposals	67,355	1,910	69,265
Interest expense	22,977	141	23,118
Pretax earnings (loss)	207,480	9,368	216,848
Income tax expense	76,374	2,483	78,857
Identifiable assets	5,626,460	149,885	5,776,345

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months ended September 30, 2014
Total revenues	$1,625,978	$99,468	$1,725,446
Depreciation and amortization, net of (gains) losses on disposals	133,885	2,706	136,591
Interest expense	48,767	258	49,025
Pretax earnings	424,707	17,222	441,929
Income tax expense	156,644	4,564	161,208
Identifiable assets	6,681,237	188,554	6,869,791

Six Months ended September 30, 2013
Total revenues	$1,495,542	$92,638	$1,588,180
Depreciation and amortization, net of (gains) losses on disposals	126,525	3,857	130,382
Interest expense	46,163	283	46,446
Pretax earnings	379,236	16,660	395,896
Income tax expense	140,522	4,415	144,937
Identifiable assets	5,626,460	149,885	5,776,345

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$206	$181
Interest cost on accumulated postretirement benefit	180	141
Other components	4	5
Net periodic postretirement benefit cost	$390	$327

	Six Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$413	$362
Interest cost on accumulated postretirement benefit	360	282
Other components	7	10
Net periodic postretirement benefit cost	$780	$654

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at September 30, 2014 and March 31, 2014, that are subject to ASC 820 and the valuation approach applied to each of these items.

As of September 30, 2014	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$820,060	$820,060	$–	$–
Fixed maturities - available for sale	1,219,594	982,453	236,178	963
Preferred stock	17,721	17,721	–	–
Common stock	22,816	22,816	–	–
Derivatives	2,623	2,623	–	–
Total	$2,082,814	$1,845,673	$236,178	$963

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	26,859	–	26,859	–
Total	$26,859	$–	$26,859	$–

As of March 31, 2014	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$457,723	$457,723	$–	$–
Fixed maturities - available for sale	1,099,467	898,209	200,154	1,104
Preferred stock	17,533	17,533	–	–
Common stock	21,275	21,275	–	–
Derivatives	3,868	3,868	–	–
Total	$1,599,866	$1,398,608	$200,154	$1,104

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	32,716	–	32,716	–
Total	$32,716	$–	$32,716	$–

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents the fair value measurements for our assets at September 30, 2014 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2014	$1,104

Fixed Maturities - Asset Backed Securities redeemed	(4)
Fixed Maturities - Asset Backed Securities net loss (realized)	(3)
Fixed Maturities - Asset Backed Securities net loss (unrealized)	(134)
Balance at September 30, 2014	$963

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2015, compared with the second quarter and first six months of fiscal 2014, which is followed by an analysis of changes in our balance sheets and cash flows, a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2015.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage rooms and portable storage containers available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our growing eMove® capabilities.

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

Moving and Storage Operating Segment

Our Moving and Storage operating segment consists of the rental of trucks, trailers, portable moving and storage containers, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including, but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the second quarter or for the first six months of fiscal 2015 and 2014.

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

Subsequent Events

Our management has evaluated subsequent events occurring after September 30, 2014, the date of our most recent balance sheet, through the date our financial statements were issued. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. While we are currently evaluating the impact of the adoption of this standard on our consolidated financial statements, based upon our preliminary assessment we do not believe that the new guidance will fundamentally change our revenue recognition policies or underlying systems.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2014 compared with the Quarter Ended September 30, 2013

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2015 and the second quarter of fiscal 2014:

	Quarter Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$653,534	$598,931
Self-storage revenues	52,986	45,572
Self-moving and self-storage products and service sales	68,043	65,379
Property management fees	5,796	5,292
Life insurance premiums	39,041	39,448
Property and casualty insurance premiums	12,463	10,867
Net investment and interest income	21,856	19,960
Other revenue	52,772	53,774
Consolidated revenue	$906,491	$839,223

Self-moving equipment rental revenues increased $54.6 million during the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014.  Revenue improvement is primarily from the upward trend of In-Town and one-way transactions in our truck and trailer fleets.  During the quarter we increased the amount of equipment available to rent to our customers and also continued to expand the distribution network through the addition of both Company-owned locations and independent dealerships.

Self-storage revenues increased $7.4 million during the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014 due primarily to an increase in the number of rooms rented.  The average monthly amount of occupied square feet increased by 14% during the second quarter of fiscal 2015 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 2.3 million net rentable square feet to the self-storage portfolio with over 0.7 million of that coming on during the second quarter.

Sales of self-moving and self-storage products and services increased $2.7 million during the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014. Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Life insurance premiums decreased $0.4 million during the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014 due primarily to reduced life and Medicare supplement premiums.

Property and casualty insurance premiums increased $1.6 million during the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014 due to an increase in Safestor and Safetow sales which reflects the increased equipment and storage rental transactions.

Net investment and interest income increased $1.9 million during the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014. Compared with the same period last year, Life Insurance recognized increased investment income due to a larger invested asset base while Property and Casualty recognized gains from its mortgage loan holdings.

Other revenue decreased $1.0 million during the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014. Results for the second quarter of fiscal 2014 included a $1.1 million recovery of miscellaneous costs.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $906.5 million for the second quarter of fiscal 2015, compared with $839.2 million for the second quarter of fiscal 2014.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2015 and the second quarter of fiscal 2014. The insurance companies second quarters ended June 30, 2014 and 2013.

	Quarter Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$836,145	$772,199
Earnings from operations before equity in earnings of subsidiaries	260,496	226,109
Property and casualty insurance
Revenues	16,531	13,330
Earnings from operations	6,972	6,411
Life insurance
Revenues	55,123	54,673
Earnings from operations	8,531	7,542
Eliminations
Revenues	(1,308)	(979)
Earnings from operations before equity in earnings of subsidiaries	(163)	(96)
Consolidated results
Revenues	906,491	839,223
Earnings from operations	275,836	239,966

Total costs and expenses increased $31.4 million during the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014 with $29.6 million of that occurring at Moving and Storage.  Operating expenses for Moving and Storage increased $20.4 million with a significant portion of this coming from spending on personnel and operating costs associated with the U-Box program along with an increase in rental equipment maintenance. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $16.1 million and gains from the disposal of property, plant and equipment increased $12.2 million. This resulted in a $3.9 million increase in depreciation expense, net. Conversely, lease expense decreased $6.0 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $275.8 million for the second quarter of fiscal 2015, compared with $240.0 million for the second quarter of fiscal 2014.

Interest expense for the second quarter of fiscal 2015 was $24.9 million, compared with $23.1 million for the second quarter of fiscal 2014 due to an increase in average borrowings partially offset by a decrease in average borrowing costs. In addition, we also had costs associated with the early extinguishment of debt in the second quarter of fiscal 2015 which included $3.8 million of fees and $0.3 million of transaction cost amortization related to defeased debt.

Income tax expense was $90.6 million for the second quarter of fiscal 2015, compared with $78.9 million for the second quarter of fiscal 2014.

As a result of the above mentioned items, earnings available to common shareholders were $156.2 million for the second quarter of fiscal 2015, compared with $138.0 million for the second quarter of fiscal 2014.

Basic and diluted earnings per share for the second quarter of fiscal 2015 were $7.98, compared with $7.06 for the second quarter of fiscal 2014.

The weighted average common shares outstanding basic and diluted were 19,584,194 for the second quarter of fiscal 2015, compared with 19,554,633 for the second quarter of fiscal 2014.

Moving and Storage

Quarter Ended September 30, 2014 compared with the Quarter Ended September 30, 2013

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the second quarter of fiscal 2015 and the second quarter of fiscal 2014:

	Quarter Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$654,528	$599,657
Self-storage revenues	52,986	45,572
Self-moving and self-storage products and service sales	68,043	65,379
Property management fees	5,796	5,292
Net investment and interest income	3,470	3,374
Other revenue	51,322	52,925
Moving and Storage revenue	$836,145	$772,199

Self-moving equipment rental revenues increased $54.9 million during the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014 Revenue improvement is primarily from the upward trend of In-Town and one-way transactions in our truck and trailer fleets.  During the quarter we increased the amount of equipment available to rent to our customers and also continued to expand the distribution network through the addition of both Company-owned locations and independent dealerships.

Self-storage revenues increased $7.4 million during the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014 due primarily to an increase in the number of rooms rented.  The average monthly amount of occupied square feet increased by 14% during the second quarter of fiscal 2015 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 2.3 million net rentable square feet to the self-storage portfolio with over 0.7 million of that coming on during the second quarter.

Sales of self-moving and self-storage products and services increased $2.7 million during the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014.  Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Other revenue decreased $1.6 million during the second quarter of fiscal 2015, compared with the second quarter of fiscal 2014. Results for the second quarter of fiscal 2014 included a $1.1 million recovery of miscellaneous costs.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	219	197
Square footage as of September 30	19,314	17,044
Average number of rooms occupied	182	162
Average occupancy rate based on room count	84.1%	82.5%
Average square footage occupied	16,252	14,311

Total costs and expenses increased $29.6 million during the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014.  Operating expenses increased $20.4 million with a significant portion of this coming from spending on personnel and operating costs associated with the U-Box program along with an increase in rental equipment maintenance. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $16.1 million and gains from the disposal property, plant and equipment increased $12.2 million. This resulted in a $3.9 million increase in depreciation expense, net. Conversely, lease expense decreased $6.0 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $260.5 million for the second quarter of fiscal 2015, compared with $226.1 million for the second quarter of fiscal 2014.

Equity in the earnings of AMERCO’s insurance subsidiaries was $10.1 million and $9.1 million for the second quarter of fiscal 2015 and 2014, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $270.6 million for the second quarter of fiscal 2015, compared with $235.2 million for the second quarter of fiscal 2014.

Property and Casualty Insurance

Quarter Ended June 30, 2014 compared with the Quarter Ended June 30, 2013

Net premiums were $12.5 million and $10.9 million for the second quarters ended June 30, 2014 and 2013, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same time period as well as from sales of Safestor through independent storage operators not owned or managed by U-Haul.

Net investment income was $4.1 million and $2.5 million for the second quarters ended June 30, 2014 and 2013, respectively. The increase was due to investment gains of $0.8 million earned from the mortgage loan portfolio combined with additional income from an increased invested asset base.

Net operating expenses were $6.7 million and $4.4 million for the second quarters ended June 30, 2014 and 2013, respectively. The increase was primarily due to additional commissions.

Benefits and losses incurred were $2.8 million and $2.5 million for the second quarters ended June 30, 2014 and 2013, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.0 million and $6.4 million for the second quarters ended June 30, 2014 and 2013, respectively.

Life Insurance

Quarter Ended June 30, 2014 compared with the Quarter Ended June 30, 2013

Net premiums were $39.0 million and $39.4 million for the second quarters ended June 30, 2014 and 2013, respectively. Medicare Supplement premiums decreased $0.9 million due to policy decrements exceeding new policies written and rate increases on existing policies. Life premiums increased $0.6 million primarily from sales of final expense life insurance. Annuity deposits were $28.6 million, a decrease of $5.0 million compared with the same period last year. Sales of the deferred annuity policies are accounted for as deposits on the balance sheet instead of premium income.

Net investment income was $14.5 million and $14.3 million for the second quarters ended June 30, 2014 and 2013, respectively.

Net operating expenses were flat at $5.6 million for the second quarters ended June 30, 2014 and 2013.

Benefits and losses incurred were $36.7 million and $35.5 million for the second quarters ended June 30, 2014 and 2013, respectively. The variance was due to a $0.8 million increase in death and accident and health claims. In addition, interest credited to policyholders increased $0.4 million associated with added deferred annuity deposits. Medicare supplement incurred benefits were flat at $16.7 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $4.3 million and $6.1 million for the second quarters ended June 30, 2014 and 2013, respectively. During the second quarter of 2013 we recognized additional amortization related to older annuity policies; this additional amortization was not necessary during the quarter ended June 30, 2014.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $8.5 million and $7.5 million for the second quarters ended June 30, 2014 and 2013, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2014 compared with the Six Months Ended September 30, 2013

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2015 and the first six months of fiscal 2014:

	Six Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,229,009	$1,120,580
Self-storage revenues	102,120	87,671
Self-moving and self-storage products and service sales	142,522	136,070
Property management fees	11,473	10,453
Life insurance premiums	76,971	80,510
Property and casualty insurance premiums	22,081	18,833
Net investment and interest income	42,902	38,949
Other revenue	98,368	95,114
Consolidated revenue	$1,725,446	$1,588,180

Self-moving equipment rental revenues increased $108.4 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2014.  Revenue improvement is primarily from the growth of In-Town and one-way transactions in our truck and trailer fleets.  During the first six months of fiscal 2015 we increased the amount of equipment available to rent to our customers and also continued to expand the distribution network through the addition of both Company-owned locations and independent dealerships.

Self-storage revenues increased $14.4 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2014. The average monthly amount of occupied square feet increased by 14% during the first six months of fiscal 2015 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months, we have added approximately 2.3 million net rentable square feet to the self-storage portfolio with over 1.1 million of that coming on during the first six months of fiscal 2015.

Sales of self-moving and self-storage products and services increased $6.5 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2014. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Life insurance premiums decreased $3.5 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2014, primarily due to reduced life and Medicare supplement premiums.

Property and casualty insurance premiums increased $3.2 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2014, due to an increase in Safestor and Safetow sales which reflects the increased equipment and storage rental transactions.

Net investment and interest income increased $4.0 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2015. Compared with the same period last year, Life Insurance recognized increased investment income due to a larger invested asset base while Moving and Storage and Property and Casualty Insurance recognized gains from its mortgage loan holdings.

Other revenue increased $3.3 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2014 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,725.4 million for the first six months of fiscal 2015, as compared with $1,588.2 million for the first six months of fiscal 2014.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2015 and the first six months of fiscal 2014. The insurance companies’ first six months ended June 30, 2014 and 2013.

	Six Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,591,066	$1,456,602
Earnings from operations before equity in earnings of subsidiaries	471,253	420,117
Property and casualty insurance
Revenues	28,943	23,773
Earnings from operations	10,994	10,801
Life insurance
Revenues	107,743	109,452
Earnings from operations	13,106	11,602
Eliminations
Revenues	(2,306)	(1,647)
Earnings from operations before equity in earnings of subsidiaries	(318)	(178)
Consolidated results
Revenues	1,725,446	1,588,180
Earnings from operations	495,035	442,342

Total costs and expenses increased $84.6 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2014 with $83.3 million of that occurring at Moving and Storage. Operating expenses for the Moving and Storage operating segment increased $64.0 million primarily from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense, net, increased $7.5 million while lease expense decreased $10.6 million as a result of the Company’s shift in financing new equipment on the balance sheet rather than through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $495.0 million for the first six months of fiscal 2015, as compared with $442.3 million for the first six months of fiscal 2014.

Interest expense for the first six months of fiscal 2015 was $49.0 million, compared with $46.4 million for the first six months of fiscal 2014 due to an increase in average borrowings partially offset by a decrease in average borrowing costs. In addition we also had costs associated with the early extinguishment of debt in the second quarter of fiscal 2015 which included $3.8 million of fees and $0.3 million of transaction cost amortization related to defeased debt.

Income tax expense was $161.2 million for the first six months of fiscal 2015, compared with $144.9 million for first six months of fiscal 2014 due to higher pretax earnings for the first six months of fiscal 2015.

Basic and diluted earnings per common share for the first six months of fiscal 2015 were $14.34, compared with $12.84 for the first six months of fiscal 2014.

The weighted average common shares outstanding basic and diluted were 19,580,997 for the first six months of fiscal 2015, compared with 19,550,128 for the first six months of fiscal 2014.

Moving and Storage

Six Months Ended September 30, 2014 compared with the Six Months Ended September 30, 2013

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2015 and the first six months of fiscal 2014:

	Six Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,230,695	$1,121,740
Self-storage revenues	102,120	87,671
Self-moving and self-storage products and service sales	142,522	136,070
Property management fees	11,473	10,453
Net investment and interest income	7,947	6,783
Other revenue	96,309	93,885
Moving and Storage revenue	$1,591,066	$1,456,602

Self-moving equipment rental revenues increased $109.0 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2014.  Revenue improvement is primarily from the growth of In-Town and one-way transactions in our truck and trailer fleets.  During the first six months of fiscal 2015 we increased the amount of equipment available to rent to our customers and also continued to expand the distribution network through the addition of both Company-owned locations and independent dealerships.

Self-storage revenues increased $14.4 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2014. The average monthly amount of occupied square feet increased by 14% during the first six months of fiscal 2015 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months, we have added approximately 2.3 million net rentable square feet to the self-storage portfolio with over 1.1 million of that coming on during the first six months of fiscal 2015.

Sales of self-moving and self-storage products and services increased $6.5 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2014. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Net investment and interest income increased $1.2 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2015 primarily due to gains recognized from mortgage loan holdings.

Other revenue increased $2.4 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2014 primarily from the expansion of new business initiatives including our BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	219	197
Square footage as of September 30	19,314	17,044
Average number of rooms occupied	178	158
Average occupancy rate based on room count	83.2%	81.3%
Average square footage occupied	15,794	13,880

Total costs and expenses increased $83.3 million during the first six months of fiscal 2015, compared with the first six months of fiscal 2014.  Operating expenses increased $64.0 million primarily coming from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense, before gains on the disposal of equipment, increased $31.1 million while gains on the disposals increased by $23.6 million. Lease expense decreased $10.6 million as a result of the Company’s continued trend in financing new equipment on the balance sheet rather than through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries increased to $471.3 million for the first six months of fiscal 2015, compared with $420.1 million for the first six months of fiscal 2014.

Equity in the earnings of AMERCO’s insurance subsidiaries was $15.7 million for the first six months of fiscal 2015, compared with $14.6 million for the first six months of fiscal 2014.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $486.9 million for the first six months of fiscal 2015, compared with $434.7 million for the first six months of fiscal 2014.

Property and Casualty Insurance

Six Months Ended June 30, 2014 compared with the Six Months Ended June 30, 2013

Net premiums were $22.1 million and $18.8 million for the first six months ended June 30, 2014 and 2013, respectively.  A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $6.9 million and $4.9 million for the first six months ended June 30, 2014 and 2013, respectively. The increase was due to investment gains of earned from the mortgage loan portfolio combined with additional income from an increased invested asset base.

Net operating expenses were $12.5 million and $8.5 million for the first six months ended June 30, 2014 and 2013, respectively. The increase was primarily due to an increase in commissions.

Benefits and losses incurred were $5.4 million and $4.5 million for the first six months ended June 30, 2014 and 2013, respectively as a result of increases related to additional Safestor policies written.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $11.0 million and $10.8 million for the first six months ended June 30, 2014 and 2013, respectively.

Life Insurance

Six Months Ended June 30, 2014 compared with the Six Months Ended June 30, 2013

Net premiums were $77.0 million and $80.5 million for the first six months ended June 30, 2014 and 2013, respectively.  Life and immediate annuity premiums decreased $1.4 million resulting from decreased sales of single premium life and discontinued sales of immediate annuities. Medicare supplement premiums decreased by $2.0 million due to a reduction in the in force business offset by new sales. Annuity deposits decreased by $0.3 million; accounted for on balance sheet as deposits rather than premiums.

Net investment income was $28.5 million and $27.5 million for the first six months ended June 30, 2013 and 2012, respectively. There was an increase of $3.1 million of investment income due to a larger invested asset base offset by a $2.1 million decrease in realized gains recognized on sales of investments.

Net operating expenses were $11.3 million and $11.9 million for the first six months ended June 30, 2014 and 2013, respectively. The variance was primarily due to a reduced Medicare supplement, single premium life and immediate annuity commissions resulting from a lower Medicare supplement policy base and decreased sales.

Benefits and losses incurred were $74.9 million and $76.2 million for the first six months ended June 30, 2014 and 2013, respectively. Medicare supplement benefits decreased by $2.5 million due to reduced policies in force and lower benefit ratios. As a result of our larger base of annuity polices, we recognized an increase in interest credited to policyholders of $1.0 million.  All other lines accounted for a $0.2 million increase.

Amortization of DAC, SIA and VOBA were $8.5 million and $9.7 million for the first six months ended June 30, 2014 and 2013, respectively. A decrease over the prior year was primarily a result of additional amortization taken last year on older annuity and Medicare Supplement blocks offset by an increase in amortization associated with our life insurance businesses.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $13.1 million and $11.6 million for the first six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

We believe our current capital structure is a positive factor that will enable us to pursue our operational plans and goals, and provide us with sufficient liquidity for the foreseeable future. A majority of our obligations currently in place mature between fiscal years 2016 and 2019. However, since there are many factors which could affect our liquidity, including some which are beyond our control, there is no assurance that future cash flows and liquidity resources will be sufficient to meet our outstanding debt obligations and our other future capital needs.

At September 30, 2014, cash and cash equivalents totaled $849.1 million, compared with $495.1 million on March 31, 2014. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of September 30, 2014 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$833,402	$8,364	$7,380
Other financial assets	227,759	408,531	1,255,595
Debt obligations	2,382,323	–	–

(a) As of June 30, 2014

At September 30, 2014, our Moving and Storage operating segment had additional liquidity available under existing credit facilities of $88.0 million.

Net cash provided by operating activities decreased $4.4 million in the first six months of fiscal 2015 compared with the first six months of fiscal 2014 primarily due to an increase in federal income tax payments partially offset by an improvement in earnings.

Net cash used in investing activities increased $95.8 million in the first six months of fiscal 2015, compared with the first six months of fiscal 2014. Purchases of property, plant and equipment, which are reported net of cash from leases, increased $203.6 million. Cash from the sales of property, plant and equipment increased $84.2 million largely due to an increase in fleet sales.

Net cash provided by financing activities increased $242.6 million in the first six months of fiscal 2015, as compared with the first six months of fiscal 2015 primarily driven by increased borrowings of $368.8 million offset by an increase in repayments of $104.5 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2015, we will reinvest in our truck and trailer rental fleet approximately $400 million, net of equipment sales excluding any lease buyouts. Through the first six months of fiscal 2015, we have invested, net of sales, approximately $275 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2015 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2015 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through internally generated funds. For the first six months of fiscal 2015, we invested approximately $181 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2015, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $338.7 million and $281.2 million for the first six months of fiscal 2015 and 2014, respectively. The components of our net capital expenditures are provided in the following table:

	Six Months Ended September 30,
	2014	2013
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$535,828	$383,141
Equipment lease buyouts	40,448	11,868
Purchases of real estate, construction and renovations	181,028	155,224
Other capital expenditures	24,122	27,617
Gross capital expenditures	781,426	577,850
Less: Lease proceeds	(182,075)	(120,179)
Less: Sales of property, plant and equipment	(260,659)	(176,453)
Net capital expenditures	338,692	281,218

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

Property and Casualty stockholder’s equity was $159.6 million and $146.8 million at June 30, 2014 and December 31, 2013, respectively. The increase resulted from net earnings of $7.2 million and an increase in other comprehensive income of $5.6 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the quarter ended June 30, 2014 were $47.5 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $260.3 million and $226.7 million at June 30, 2014 and December 31, 2013, respectively. The increase resulted from net earnings of $8.5 million and an increase in other comprehensive income of $25.1 million. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had a direct exposure to capital market conditions other than through its investment portfolio. Oxford is a member of the Federal Home Loan Bank system and has the ability to borrow funds through this facility. We believe this provides Life Insurance an additional option for liquidity.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $458.2 million and $468.8 million for the first six months of fiscal 2015 and 2014, respectively primarily due to an increase in federal income tax payments partially offset by an improvement in earnings.

Property and Casualty Insurance

Net cash provided by operating activities were $6.9 million and $2.1 million for the first six months ended June 30, 2014 and 2013, respectively. The increase in cash provided in the 2014 period was primarily due to the purchase of related party assets in the 2013 period.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $27.6 million and $35.5 million at June 30, 2014 and December 31, 2013, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $13.8 million and $12.5 million for the first six months ended June 30, 2014 and 2013, respectively. The increase in cash provided was attributable to the reduction in commission and federal income tax expense.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At June 30, 2014 and December 31, 2014, cash and cash equivalents and short-term investments amounted to $33.4 million and $39.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At September 30, 2014, we had liquidity availability under existing credit facilities of $88.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At September 30, 2014, we had $1.0 million of available-for-sale assets classified in Level 3.

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

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $72.3 million of residual values at September 30, 2014 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $159.8 million at September 30, 2014.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $15.2 million and $15.7 million from the above mentioned entities during the first six months of fiscal 2015 and 2014, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO and an estate planning trust benefitting the Shoen children have an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.3 million in the first six months of both fiscal 2015 and 2014. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At September 30, 2014, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $30.1 million and $28.6 million in commissions pursuant to such dealership contracts during the first six months of fiscal 2014 and 2013, respectively.

During the first six months of fiscal 2015, subsidiaries of ours held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $3.4 million and $3.7 million, and received cash interest payments of $3.3 million and $13.9 million, from SAC Holdings during the first six months of fiscal 2015 and 2014, respectively. During the first quarter of fiscal 2014, SAC Holdings made a payment of $10.4 million to reduce its outstanding deferred interest payable to AMERCO. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2015 was $71.5 million and the aggregate notes receivable balance at September 30, 2014 was $71.0 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. We received repayments of $20.2 million during the third quarter of fiscal 2015 on these notes and interest receivables. After this repayment the scheduled maturities of these notes are 2017.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $16.5 million, expenses of $1.3 million and cash flows of $17.5 million during the first six months of fiscal 2015. Revenues and commission expenses related to the Dealer Agreements were $138.9 million and $30.1 million, respectively during the first six months of fiscal 2015.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$219,168		$(25,629)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
6,750	(a)	(156)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
6,572		(190)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
10,193		(359)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
5,600	(a)	(131)	3/30/2009	3/30/2016	2.24%	1 Month LIBOR
6,476	(a)	(174)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
13,125	(a)	(392)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
24,750	(a)	(369)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
10,000	(a)	(115)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
11,582	(b)	7	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
15,938		95	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
30,938		554	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of September 30, 2014, we had $751.7 million of variable rate debt obligations and a $11.6 million variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $4.0 million annually (after consideration of the effect of the above derivative contracts.)

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.7% and 5.8% of our revenue was generated in Canada during the first six months of fiscal 2015 and 2014, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the degree and nature of our competition; our leverage; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; the limited number of manufacturers that supply our rental trucks; our ability to effectively hedge our variable interest rate debt; that we are controlled by a small contingent of stockholders; risks relating to our notes receivable from SAC Holding and Private Mini; fluctuations in quarterly results and seasonality; changes in, and our compliance with, government regulations, particulary environmental regulations; our reliance on our third party dealer network; liability claims relating to our rental vehicles and equipment; our ability to attract, motivate and retain key employees; reliance on our automated systems and the internet; our credit ratings; our ability to recover under reinsurance arrangements and other factors described in our Annual Report on Form 10-K in Item 1A, Risk Factors and in this Quarterly Report or the other documents we file with the SEC. The above factors as well as other statements in this Quarterly Report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

PART II Other information

Item 1. Legal Proceedings

The discussion of legal proceedings in Note 8 to the Notes to Condensed Consolidated Financial Statements is incorporated by reference herein.

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

AMERCO

Date: November 5, 2014	/s/ Edward J. Shoen
Edward J. Shoen President and Chairman of the Board (Duly Authorized Officer)

Date: November 5, 2014	/s/ Jason A. Berg
Jason A. Berg Chief Accounting Officer (Principal Financial Officer)