Form 10-Q
period 2014-12-31
AMERCO /NV/
filed 2015-02-04
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2014

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 1, 2015

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	December 31,	March 31,
	2014	2014
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$729,023	$495,112
Reinsurance recoverables and trade receivables, net	197,640	199,322
Inventories, net	69,817	67,020
Prepaid expenses	94,076	55,269
Investments, fixed maturities and marketable equities	1,294,568	1,138,275
Investments, other	246,766	248,850
Deferred policy acquisition costs, net	116,191	118,707
Other assets	148,940	97,588
Related party assets	148,776	169,624
	3,045,797	2,589,767
Property, plant and equipment, at cost:
Land	457,229	405,177
Buildings and improvements	1,641,420	1,430,330
Furniture and equipment	344,016	322,088
Rental trailers and other rental equipment	428,197	373,325
Rental trucks	2,881,051	2,610,797
	5,751,913	5,141,717
Less: Accumulated depreciation	(1,891,178)	(1,732,506)
Total property, plant and equipment	3,860,735	3,409,211
Total assets	$6,906,532	$5,998,978
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$353,564	$357,954
Notes, loans and leases payable	2,364,513	1,942,359
Policy benefits and losses, claims and loss expenses payable	1,063,986	1,082,598
Liabilities from investment contracts	673,051	616,725
Other policyholders' funds and liabilities	10,469	7,988
Deferred income	14,605	31,390
Deferred income taxes	519,936	432,596
Total liabilities	5,000,124	4,471,610

Commitments and contingencies (notes 4, 7 and 8)	–	–
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of December 31 and March 31, 2014	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2014	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2014	–	–
Common stock, with $0.25 par value, 150,000,000 shares authorized:
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of December 31 and March 31, 2014	10,497	10,497
Additional paid-in capital	449,156	444,210
Accumulated other comprehensive loss	(27,357)	(53,923)
Retained earnings	2,152,714	1,805,453
Cost of common shares in treasury, net (22,377,912 shares as of December 31 and March 31, 2014)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of December 31 and March 31, 2014)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(952)	(1,219)
Total stockholders' equity	1,906,408	1,527,368
Total liabilities and stockholders' equity	$6,906,532	$5,998,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$487,415	$436,207
Self-storage revenues	53,503	46,120
Self-moving and self-storage products and service sales	49,081	47,045
Property management fees	7,497	7,133
Life insurance premiums	39,026	39,198
Property and casualty insurance premiums	13,584	12,219
Net investment and interest income	20,752	20,887
Other revenue	35,497	36,522
Total revenues	706,355	645,331

Costs and expenses:
Operating expenses	338,692	322,106
Commission expenses	58,439	50,679
Cost of sales	30,751	28,229
Benefits and losses	40,084	38,630
Amortization of deferred policy acquisition costs	4,722	4,457
Lease expense	18,705	24,468
Depreciation, net of (gains) on disposals of (($5,444) and ($1,961), respectively)	81,810	70,789
Total costs and expenses	573,203	539,358

Earnings from operations	133,152	105,973
Interest expense	(25,719)	(23,607)
Pretax earnings	107,433	82,366
Income tax expense	(40,893)	(30,145)
Earnings available to common stockholders	$66,540	$52,221
Basic and diluted earnings per common share	$3.40	$2.67
Weighted average common shares outstanding: Basic and diluted	19,590,555	19,563,663

Related party revenues for the third quarter of fiscal 2015 and 2014, net of eliminations, were $9.9 million and $10.2 million, respectively.

Related party costs and expenses for the third quarter of fiscal 2015 and 2014, net of eliminations, were $12.3 million and $11.8 million, respectively.

Please see note 9, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Nine Months Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,716,424	$1,556,787
Self-storage revenues	155,623	133,791
Self-moving and self-storage products and service sales	191,603	183,115
Property management fees	18,970	17,586
Life insurance premiums	115,997	119,708
Property and casualty insurance premiums	35,665	31,052
Net investment and interest income	63,654	59,836
Other revenue	133,865	131,636
Total revenues	2,431,801	2,233,511

Costs and expenses:
Operating expenses	1,085,961	1,002,621
Commission expenses	200,939	182,068
Cost of sales	112,215	98,331
Benefits and losses	120,426	119,255
Amortization of deferred policy acquisition costs	13,196	14,197
Lease expense	60,950	77,293
Depreciation, net of (gains) on disposals of (($49,944) and ($22,837), respectively)	209,927	191,431
Total costs and expenses	1,803,614	1,685,196

Earnings from operations	628,187	548,315
Interest expense	(74,744)	(70,053)
Fees and amortization on early extinguishment of debt	(4,081)	–
Pretax earnings	549,362	478,262
Income tax expense	(202,101)	(175,082)
Earnings available to common stockholders	$347,261	$303,180
Basic and diluted earnings per common share	$17.73	$15.50
Weighted average common shares outstanding: Basic and diluted	19,584,183	19,554,641

Related party revenues for the first nine months of fiscal 2015 and 2014, net of eliminations, were $27.5 million and $27.0 million, respectively.

Related party costs and expenses for the first nine months of fiscal 2015 and 2014, net of eliminations, were $43.7 million and $41.7 million, respectively.

Please see note 9, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended December 31, 2014	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$107,433	$(40,893)	$66,540
Other comprehensive income (loss):
Foreign currency translation	(3,213)	–	(3,213)
Unrealized net loss on investments	(2,959)	1,036	(1,923)
Change in fair value of cash flow hedges	1,582	(602)	980
Total comprehensive income	$102,843	$(40,459)	$62,384

Quarter Ended December 31, 2013	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$82,366	$(30,145)	$52,221
Other comprehensive income (loss):
Foreign currency translation	(3,325)	–	(3,325)
Unrealized net loss on investments	(2,251)	766	(1,485)
Change in fair value of cash flow hedges	4,398	(1,671)	2,727
Total comprehensive income	$81,188	$(31,050)	$50,138

Nine Months Ended December 31, 2014	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$549,362	$(202,101)	$347,261
Other comprehensive income (loss):
Foreign currency translation	(6,752)	–	(6,752)
Unrealized net gain on investments	44,183	(15,464)	28,719
Change in fair value of cash flow hedges	7,419	(2,820)	4,599
Total comprehensive income	$594,212	$(220,385)	$373,827

Nine Months Ended December 31, 2013	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$478,262	$(175,082)	$303,180
Other comprehensive income (loss):
Foreign currency translation	(5,530)	–	(5,530)
Unrealized net loss on investments	(43,257)	15,020	(28,237)
Change in fair value of cash flow hedges	16,540	(6,285)	10,255
Total comprehensive income	$446,015	$(166,347)	$279,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Nine Months Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$347,261	$303,180
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	259,871	214,268
Amortization of deferred policy acquisition costs	13,196	14,197
Change in allowance for losses on trade receivables	(212)	12
Change in allowance for inventory reserves	(744)	3,640
Net gain on sale of real and personal property	(49,944)	(22,837)
Net gain on sale of investments	(3,254)	(6,088)
Deferred income taxes	71,485	48,033
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	1,895	33,355
Inventories	(2,053)	(12,502)
Prepaid expenses	(38,905)	13,109
Capitalization of deferred policy acquisition costs	(20,158)	(25,128)
Other assets	(41,663)	7,929
Related party assets	20,770	5,630
Accounts payable and accrued expenses	(4,009)	(2,772)
Policy benefits and losses, claims and loss expenses payable	(17,587)	(18,337)
Other policyholders' funds and liabilities	2,482	(23)
Deferred income	(16,732)	(672)
Related party liabilities	22	6,257
Net cash provided by operating activities	521,721	561,251

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(725,447)	(690,293)
Short term investments	(203,018)	(203,763)
Fixed maturities investments	(181,824)	(237,502)
Equity securities	(3,759)	(388)
Preferred stock	(5)	(635)
Real estate	(11,328)	(431)
Mortgage loans	(37,365)	(48,632)
Proceeds from sales and paydowns of:
Property, plant and equipment	321,680	214,078
Short term investments	220,610	211,841
Fixed maturities investments	75,372	124,145
Equity securities	3,082	26,957
Preferred stock	2,027	6,004
Real estate	396	–
Mortgage loans	33,192	45,234
Net cash used by investing activities	(506,387)	(553,385)

Cash flows from financing activities:
Borrowings from credit facilities	510,074	323,039
Principal repayments on credit facilities	(266,672)	(238,553)
Debt issuance costs	(9,697)	(3,353)
Capital lease payments	(65,478)	(37,480)
Leveraged Employee Stock Ownership Plan - repayments from loan	267	390
Investment contract deposits	94,979	109,928
Investment contract withdrawals	(38,653)	(24,448)
Net cash provided by financing activities	224,820	129,523

Effects of exchange rate on cash	(6,243)	482

Increase in cash and cash equivalents	233,911	137,871
Cash and cash equivalents at the beginning of period	495,112	463,744
Cash and cash equivalents at the end of period	$729,023	$601,615

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

The condensed consolidated balance sheet as of December 31, 2014 and the related condensed consolidated statements of operations, comprehensive income (loss) for the third quarter and first nine months and cash flows for the first nine months of fiscal 2015 and 2014 are unaudited.

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

Description of Operating Segments

AMERCO has three reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

The Moving and Storage operating segment (“Moving and Storage”) includes AMERCO, U-Haul, Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, rental of fixed and mobile self-storage spaces to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

AMERCO and consolidated entities

notes to condensed consolidatED financial statements (Continued)

The Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) includes Repwest and its wholly-owned subsidiaries and ARCOA risk retention group (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Safemove Plus, Safestor and Safestor Mobile protection packages sold to U-Haul customers. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs. ARCOA is a group captive insurer owned by us and our wholly-owned subsidiaries whose purpose is to provide insurance products related to the moving and storage business.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 14,063 and 39,570 as of December 31, 2014 and 2013, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.2 million and $16.3 million at December 31, 2014 and March 31, 2014, respectively.

Available-for-Sale Investments

Available-for-sale investments at December 31, 2014 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$98,725	$3,869	$(211)	$(98)	$102,285
U.S. government agency mortgage-backed securities	31,868	2,636	(132)	(11)	34,361
Obligations of states and political subdivisions	164,739	10,440	(736)	(79)	174,364
Corporate securities	887,790	41,460	(4,559)	(1,623)	923,068
Mortgage-backed securities	20,628	465	(67)	–	21,026
Redeemable preferred stocks	16,450	494	(415)	(4)	16,525
Common stocks	17,975	4,995	–	(31)	22,939
	$1,238,175	$64,359	$(6,120)	$(1,846)	$1,294,568

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

We sold available-for-sale securities with a fair value of $76.1 million during the first nine months of fiscal 2015. The gross realized gains on these sales totaled $3.6 million. The gross realized losses on these sales totaled $0.4 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. There were no write downs in the third quarter or for the first nine months of fiscal 2015 or 2014.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for the third quarter and first nine months of fiscal 2015.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The adjusted cost and estimated market value of available-for-sale investments at December 31, 2014, by contractual maturity, were as follows:

	December 31, 2014		March 31, 2014
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$46,796	$47,453	$20,235	$20,475
Due after one year through five years	226,950	240,425	185,447	194,563
Due after five years through ten years	507,874	527,412	350,048	350,953
Due after ten years	401,502	418,788	531,645	521,289
	1,183,122	1,234,078	1,087,375	1,087,280

Mortgage backed securities	20,628	21,026	12,425	12,187
Redeemable preferred stocks	16,450	16,525	18,445	17,533
Common stocks	17,975	22,939	17,299	21,275
	$1,238,175	$1,294,568	$1,135,544	$1,138,275

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			December 31,	March 31,
	2015 Rate (a)	Maturities	2014	2014
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	1.67% - 6.93%	2023	$242,500	$250,000
Real estate loan (revolving credit)	–	2015	–	–
Senior mortgages	2.16% - 5.75%	2015 - 2038	873,193	684,915
Working capital loan (revolving credit)	–	2016	–	–
Fleet loans (amortizing term)	1.95% - 5.57%	2015 - 2021	331,585	370,394
Fleet loans (securitization)	4.90%	2017	78,391	90,793
Fleet loans (revolving credit)	1.16% - 2.01%	2017 - 2019	198,000	89,632
Capital leases (rental equipment)	2.18% - 7.83%	2015 - 2021	595,879	416,750
Other obligations	3.00% - 8.00%	2015 - 2044	44,965	39,875
Total notes, loans and leases payable			$2,364,513	$1,942,359

(a) Interest rate as of December 31, 2014, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of December 31, 2014, the outstanding balance on the Real Estate Loan was $242.5 million. U-Haul International, Inc. is a guarantor of this loan.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At December 31, 2014, the applicable LIBOR was 0.17% and the applicable margin was 1.50%, the sum of which was 1.67% which applied to $25.0 million of the Real Estate Loan. The rate on the remaining balance of $217.5 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $50.0 million. This agreement matures in April 2015. As of December 31, 2014, we had the full $50.0 million available to be drawn. The interest rate is the applicable LIBOR plus a margin of 1.25%. AMERCO and U-Haul International, Inc. are guarantors of this facility. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of December 31, 2014 were in the aggregate amount of $873.2 million and mature between 2015 and 2038. During the second quarter of fiscal 2015, we paid off approximately $127 million of our senior mortgages before their maturity in July 2015. As part of this defeasence, we incurred costs associated with the early extinguishment of debt of $3.8 million in fees and $0.3 million of transaction cost amortization related to the defeased debt.

For the nine months ended December 31, 2014, we entered into $334 million of senior mortgages with rates between 2.16% and 4.81% and mature between 2017 and 2034. The senior mortgages require monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 4.22% and 5.75%. Additionally, $144.1 million of these loans have interest rates comprised of applicable LIBOR between 0.16% and 0.17% plus margins between 2.00% and 2.50%, the sum of which was between 2.16% and 2.67%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

In January 2015, we paid off $245.9 million of our senior mortgages that were due July 2015. These loans carried interest rates between 5.52% and 5.68%. The note agreements allowed for prepayment without any extra costs or fees to us. These repayments were made from existing cash balances.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At December 31, 2014, the full $25.0 million was available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement matures in April 2016. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of December 31, 2014 was $216.6 million with the final maturities between August 2015 and March 2021.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At December 31, 2014, the applicable LIBOR was between 0.16% and 0.17% and applicable margins were between 1.35% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 5.57% based on current margins. Additionally, $93.0 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

A subsidiary of U-Haul International, Inc. is a borrower under amortizing term loans with an aggregate balance of $115.0 million that were used to fund new truck acquisitions. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At December 31, 2014, the aggregate outstanding balance was $115.0 million.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At December 31, 2014, the outstanding balance was $78.4 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $75 million, which can be increased to a maximum of $225 million. The loan matures in October 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At December 31, 2014, the applicable LIBOR was 0.16% and the margin was 1.75%, the sum of which was 1.91%. Only interest is paid during the first four years of the loan with principal due monthly over the last nine months. As of December 31, 2014, the outstanding balance was $68.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $100 million, which can be increased to a maximum of $125 million. The loan matures in October 2017. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At December 31, 2014, the applicable LIBOR was 0.16% and the margin was 1.00%, the sum of which was 1.16%. Only interest is paid during the first three years of the loan with principal due monthly over the last nine months. As of December 31, 2014, the outstanding balance was $73.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $70 million. The loan matures in May 2019. This agreement contains an option to extend the maturity through February 2020. At December 31, 2014, the applicable LIBOR was 0.16% and the margin was 1.85%, the sum of which was 2.01%. Only interest is paid during the first five years of the loan with principal due upon maturity. As of December 31, 2014, the outstanding balance was $57.0 million.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Capital Leases

We regularly entered into capital leases for new equipment between April 2008 and December 2014, with terms of the leases between 3 and 7 years. At December 31, 2014, the balance of these leases was $595.9 million. The net book value of the corresponding capitalized assets was $717.4 million at December 31, 2014.

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

At December 31, 2014, the aggregate outstanding principal balance of the U-Notes issued was $51.7 million of which $6.7 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 3.00% and 8.00% and maturity dates between 2015 and 2044.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of December 31, 2014 for the next five years and thereafter are as follows:

	Year Ending December 31,
	2015	2016	2017	2018	2019	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$523,113	$398,978	$336,571	$261,206	$244,716	$599,929

In the table above, 2015 does not reflect the $245.9 million reduction resulting from our January 2015 prepayment.

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
Interest expense	$21,547	$18,532
Capitalized interest	(330)	(162)
Amortization of transaction costs	888	1,106
Interest expense resulting from derivatives	3,614	4,131
Total interest expense	25,719	23,607
Write-off of transaction costs related to early extinguishment of debt	–	–
Fees on early extinguishment of debt	–	–
Fees and amortization on early extinguishment of debt	–	–
Total	$25,719	$23,607

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Nine Months Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
Interest expense	$62,126	$54,401
Capitalized interest	(717)	(432)
Amortization of transaction costs	2,442	2,800
Interest expense resulting from derivatives	10,893	13,284
Total interest expense	74,744	70,053
Write-off of transaction costs related to early extinguishment of debt	298	–
Fees on early extinguishment of debt	3,783	–
Fees and amortization on early extinguishment of debt	4,081	–
Total	$78,825	$70,053

Interest paid in cash, including payments related to derivative contracts, amounted to $25.0 million and $20.7 million for the third quarter of fiscal 2015 and 2014, respectively and $72.5 million and $65.6 million for the first nine months of fiscal 2015 and 2014, respectively.

The costs associated with the early extinguishment of debt in the second quarter of fiscal 2015 included $3.8 million of fees and $0.3 million of transaction cost amortization related to retired debt.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.62%	0.00%
Interest rate at the end of the quarter	1.66%	0.00%
Maximum amount outstanding during the quarter	$232,000	$–
Average amount outstanding during the quarter	$219,163	$–
Facility fees	$91	$56

	Revolving Credit Activity
	Nine Months Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	1.71%	1.00%
Interest rate at the end of the period	1.66%	0.00%
Maximum amount outstanding during the period	$232,000	$25,000
Average amount outstanding during the period	$188,271	$16,364
Facility fees	$289	$212

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

(a) forward swap
(b) operating lease

As of December 31, 2014, the total notional amount of our variable interest rate swaps on debt and an operating lease was $341.6 million and $11.2 million, respectively.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Values as of
	December 31, 2014	March 31, 2014
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$25,271	$32,716

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	The Effect of Interest Rate Contracts on the Statements of Operations for the Nine Months Ended

	December 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$10,893	$13,284
Gain recognized in AOCI on interest rate contracts (effective portion), net of tax	$(7,419)	$(16,540)
Loss reclassified from AOCI into income (effective portion)	$10,919	$12,832
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(26)	$452

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At December 31, 2014, we expect to reclassify $13.1 million of net losses on interest rate contracts from accumulated other comprehensive income (loss) to earnings as interest expense over the next twelve months. During the first nine months of fiscal 2015, we reclassified $10.9 million of net losses on interest rate contracts from accumulated other comprehensive income to interest expense.

6. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2014	$(39,287)	$5,991	$(20,321)	$(306)	$(53,923)
Foreign currency translation	(6,752)	–	–	–	(6,752)
Unrealized net gain on investments	–	28,719	–	–	28,719
Change in fair value of cash flow hedges	–	–	(6,320)	–	(6,320)
Amounts reclassified from AOCI	–	–	10,919	–	10,919
Other comprehensive income (loss)	(6,752)	28,719	4,599	–	26,566
Balance at December 31, 2014	$(46,039)	$34,710	$(15,722)	$(306)	$(27,357)

7. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of December 31, 2014, we have guaranteed $72.3 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Year Ended December 31:
2015	$15,712	$40,933	$56,645
2016	15,064	16,568	31,632
2017	14,917	11,257	26,174
2018	13,959	9,943	23,902
2019	13,684	3,107	16,791
Thereafter	64,209	–	64,209
Total	$137,545	$81,808	$219,353

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Related Party Revenue

	Quarter Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,261	$1,730
U-Haul interest income revenue from Private Mini	1,138	1,347
U-Haul management fee revenue from SAC Holdings	4,168	3,976
U-Haul management fee revenue from Private Mini	659	614
U-Haul management fee revenue from Mercury	2,670	2,543
	$9,896	$10,210

	Nine Months Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$4,684	$5,382
U-Haul interest income revenue from Private Mini	3,804	4,033
U-Haul management fee revenue from SAC Holdings	13,313	12,238
U-Haul management fee revenue from Private Mini	1,943	1,812
U-Haul management fee revenue from Mercury	3,714	3,536
	$27,458	$27,001

During the first nine months of fiscal 2015, subsidiaries of ours held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $4.6 million and $15.6 million from SAC Holdings during the first nine months of fiscal 2015 and 2014, respectively. During the first quarter of fiscal 2014, SAC Holdings made a payment of $10.4 million to reduce its outstanding deferred interest payable to AMERCO. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2015 was $71.5 million and the aggregate notes receivable balance at December 31, 2014 was $50.7 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. We received repayments of $20.2 million during the third quarter of fiscal 2015 on these notes and interest receivables. After this repayment the scheduled maturities of these notes are 2017.

During the first nine months of fiscal 2015, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $4.0 million from Private Mini during the first nine months of both fiscal 2015 and 2014. The largest aggregate amount outstanding during the first nine months of fiscal 2015 was $65.5 million and the aggregate notes receivable balance at December 31, 2014 was $56.5 million.  We received repayments of $9.0 million during the third quarter of fiscal 2015 on these notes and interest receivables.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $20.6 million and $20.8 million from the above mentioned entities during the first nine months of fiscal 2015 and 2014, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant stockholder and director of AMERCO and an estate planning trust benefitting Shoen children have an interest in Mercury.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Related Party Costs and Expenses

	Quarter Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$654	$655
U-Haul commission expenses to SAC Holdings	10,905	10,414
U-Haul commission expenses to Private Mini	734	691
	$12,293	$11,760

	Nine Months Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$1,964	$1,965
U-Haul commission expenses to SAC Holdings	39,131	37,341
U-Haul commission expenses to Private Mini	2,568	2,379
	$43,663	$41,685

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At December 31, 2014, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $23.7 million, expenses of $2.0 million and cash flows of $53.4 million during the first nine months of fiscal 2015. Revenues and commission expenses related to the Dealer Agreements were $193.0 million and $41.7 million, respectively during the first nine months of fiscal 2015.

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

We have junior debt payable to us from the holding entities SAC Holding Corporation and Private Mini which represents a variable interest in each individual entity. Though we have certain protective rights within these debt agreements, we have no present influence or control over these holding entities unless their protective rights become exercisable, which management considers unlikely based on their payment history. As a result, we have no basis under ASC 810 to consolidate these entities.

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

We have not provided financial or other support explicitly or implicitly during the quarter ended December 31, 2014 to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	December 31,	March 31,
	2014	2014
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$63,433	$68,451
U-Haul notes receivable from SAC Holdings	50,708	71,464
U-Haul interest receivable from SAC Holdings	4,488	4,376
U-Haul receivable from SAC Holdings	23,128	19,418
U-Haul receivable from Mercury	6,503	5,930
Other (a)	516	(15)
	$148,776	$169,624

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$335,559	$374,043	$4,100	$–		$713,702	$10,259	$5,062	$–		$729,023
Reinsurance recoverables and trade receivables, net	–	38,112	177	–		38,289	125,234	34,117	–		197,640
Inventories, net	–	69,817	–	–		69,817	–	–	–		69,817
Prepaid expenses	42,815	50,056	1,205	–		94,076	–	–	–		94,076
Investments, fixed maturities and marketable equities	–	–	–	–		–	216,455	1,078,113	–		1,294,568
Investments, other	–	–	31,229	–		31,229	54,277	161,260	–		246,766
Deferred policy acquisition costs, net	–	–	–	–		–	–	116,191	–		116,191
Other assets	37,056	64,092	44,288	–		145,436	917	2,587	–		148,940
Related party assets	1,180,920	93,561	9	(1,124,079)	(c)	150,411	14,084	543	(16,262)	(c)	148,776
	1,596,350	689,681	81,008	(1,124,079)		1,242,960	421,226	1,397,873	(16,262)		3,045,797

Investment in subsidiaries	833,496	–	–	(405,525)	(b)	427,971	–	–	(427,971)	(b)	–

Property, plant and equipment, at cost:
Land	–	66,792	390,437	–		457,229	–	–	–		457,229
Buildings and improvements	–	281,461	1,359,959	–		1,641,420	–	–	–		1,641,420
Furniture and equipment	72	323,753	20,191	–		344,016	–	–	–		344,016
Rental trailers and other rental equipment	–	428,197	–	–		428,197	–	–	–		428,197
Rental trucks	–	2,881,051	–	–		2,881,051	–	–	–		2,881,051
	72	3,981,254	1,770,587	–		5,751,913	–	–	–		5,751,913
Less: Accumulated depreciation	(59)	(1,496,451)	(394,668)	–		(1,891,178)	–	–	–		(1,891,178)
Total property, plant and equipment	13	2,484,803	1,375,919	–		3,860,735	–	–	–		3,860,735
Total assets	$2,429,859	$3,174,484	$1,456,927	$(1,529,604)		$5,531,666	$421,226	$1,397,873	$(444,233)		$6,906,532

(a) Balances as of September 30, 2014
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of December 31, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$326	$338,920	$5,890	$–		$345,136	$–	$8,428	$–		$353,564
Notes, loans and leases payable	–	1,305,089	1,059,424	–		2,364,513	–	–	–		2,364,513
Policy benefits and losses, claims and loss expenses payable	–	365,020	–	–		365,020	273,303	425,663	–		1,063,986
Liabilities from investment contracts	–	–	–	–		–	–	673,051	–		673,051
Other policyholders' funds and liabilities	–	–	–	–		–	4,879	5,590	–		10,469
Deferred income	–	14,594	11	–		14,605	–	–	–		14,605
Deferred income taxes	522,173	–	–	–		522,173	(22,657)	20,420	–		519,936
Related party liabilities	–	607,678	530,212	(1,124,079)	(c)	13,811	2,058	393	(16,262)	(c)	–
Total liabilities	522,499	2,631,301	1,595,537	(1,124,079)		3,625,258	257,583	1,133,545	(16,262)		5,000,124

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–	–	–	–		–
Series B preferred stock	–	–	–	–		–	–	–	–		–
Series A common stock	–	–	–	–		–	–	–	–		–
Common stock	10,497	1	1	(2)	(b)	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	449,366	121,230	147,941	(269,171)	(b)	449,366	91,120	26,271	(117,601)	(b)	449,156
Accumulated other comprehensive income (loss)	(27,357)	(62,067)	–	62,067	(b)	(27,357)	6,980	27,730	(34,710)	(b)	(27,357)
Retained earnings (deficit)	2,152,504	484,971	(286,552)	(198,419)	(b)	2,152,504	62,242	207,827	(269,859)	(b)	2,152,714
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	(952)	–	–		(952)	–	–	–		(952)
Total stockholders' equity (deficit)	1,907,360	543,183	(138,610)	(405,525)		1,906,408	163,643	264,328	(427,971)		1,906,408
Total liabilities and stockholders' equity	$2,429,859	$3,174,484	$1,456,927	$(1,529,604)		$5,531,666	$421,226	$1,397,873	$(444,233)		$6,906,532

(a) Balances as of September 30, 2014
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

(a) Balances as of December 31, 2013
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$488,505	$–	$–		$488,505	$–	$–	$(1,090)	(c)	$487,415
Self-storage revenues	–	53,121	382	–		53,503	–	–	–		53,503
Self-moving and self-storage products and service sales	–	49,081	–	–		49,081	–	–	–		49,081
Property management fees	–	7,497	–	–		7,497	–	–	–		7,497
Life insurance premiums	–	–	–	–		–	–	39,026	–		39,026
Property and casualty insurance premiums	–	–	–	–		–	13,584	–	–		13,584
Net investment and interest income	1,234	1,371	233	–		2,838	2,961	15,149	(196)	(b)	20,752
Other revenue	–	36,040	29,405	(31,036)	(b)	34,409	–	1,202	(114)	(b)	35,497
Total revenues	1,234	635,615	30,020	(31,036)		635,833	16,545	55,377	(1,400)		706,355

Costs and expenses:
Operating expenses	1,502	354,219	3,502	(31,036)	(b)	328,187	6,123	5,576	(1,194)	(b,c)	338,692
Commission expenses	–	58,439	–	–		58,439	–	–	–		58,439
Cost of sales	–	30,751	–	–		30,751	–	–	–		30,751
Benefits and losses	–	–	–	–		–	3,481	36,603	–		40,084
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	4,722	–		4,722
Lease expense	24	18,695	36	–		18,755	–	–	(50)	(b)	18,705
Depreciation, net of (gains) losses on disposals	1	75,573	6,236	–		81,810	–	–	–		81,810
Total costs and expenses	1,527	537,677	9,774	(31,036)		517,942	9,604	46,901	(1,244)		573,203

Earnings (loss) from operations before equity in earnings of subsidiaries	(293)	97,938	20,246	–		117,891	6,941	8,476	(156)		133,152

Equity in earnings of subsidiaries	56,559	–	–	(46,471)	(d)	10,088	–	–	(10,088)	(d)	–

Earnings from operations	56,266	97,938	20,246	(46,471)		127,979	6,941	8,476	(10,244)		133,152
Interest income (expense)	16,139	(20,836)	(21,178)	–		(25,875)	–	–	156	(b)	(25,719)
Pretax earnings (loss)	72,405	77,102	(932)	(46,471)		102,104	6,941	8,476	(10,088)		107,433
Income tax (expense) benefit	(5,865)	(30,056)	357	–		(35,564)	(2,428)	(2,901)	–		(40,893)
Earnings (loss) available to common shareholders	$66,540	$47,046	$(575)	$(46,471)		$66,540	$4,513	$5,575	$(10,088)		$66,540
(a) Balances for the quarter ended September 30, 2014
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$437,117	$–	$–		$437,117	$–	$–	$(910)	(c)	$436,207
Self-storage revenues	–	45,818	302	–		46,120	–	–	–		46,120
Self-moving and self-storage products and service sales	–	47,045	–	–		47,045	–	–	–		47,045
Property management fees	–	7,133	–	–		7,133	–	–	–		7,133
Life insurance premiums	–	–	–	–		–	–	39,198	–		39,198
Property and casualty insurance premiums	–	–	–	–		–	12,219	–	–		12,219
Net investment and interest income	2,516	1,988	661	–		5,165	3,009	12,895	(182)	(b)	20,887
Other revenue	260	37,021	26,091	(27,790)	(b)	35,582	–	1,059	(119)	(b)	36,522
Total revenues	2,776	576,122	27,054	(27,790)		578,162	15,228	53,152	(1,211)		645,331

Costs and expenses:
Operating expenses	1,782	334,489	3,297	(27,790)	(b)	311,778	5,223	6,125	(1,020)	(b,c)	322,106
Commission expenses	–	50,679	–	–		50,679	–	–	–		50,679
Cost of sales	–	28,229	–	–		28,229	–	–	–		28,229
Benefits and losses	–	–	–	–		–	4,289	34,341	–		38,630
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	4,457	–		4,457
Lease expense	23	24,482	9	–		24,514	–	–	(46)	(b)	24,468
Depreciation, net of (gains) losses on disposals	1	66,340	4,448	–		70,789	–	–	–		70,789
Total costs and expenses	1,806	504,219	7,754	(27,790)		485,989	9,512	44,923	(1,066)		539,358

Earnings from operations before equity in earnings of subsidiaries	970	71,903	19,300	–		92,173	5,716	8,229	(145)		105,973

Equity in earnings of subsidiaries	38,578	–	–	(29,297)	(d)	9,281	–	–	(9,281)	(d)	–

Earnings from operations	39,548	71,903	19,300	(29,297)		101,454	5,716	8,229	(9,426)		105,973
Interest income (expense)	20,687	(26,371)	(18,068)	–		(23,752)	–	–	145	(b)	(23,607)
Pretax earnings	60,235	45,532	1,232	(29,297)		77,702	5,716	8,229	(9,281)		82,366
Income tax expense	(8,014)	(16,995)	(472)	–		(25,481)	(2,000)	(2,664)	–		(30,145)
Earnings available to common shareholders	$52,221	$28,537	$760	$(29,297)		$52,221	$3,716	$5,565	$(9,281)		$52,221

(a) Balances for the quarter ended September 30, 2013
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2014 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,719,200	$–	$–		$1,719,200	$–	$–	$(2,776)	(c)	$1,716,424
Self-storage revenues	–	154,664	959	–		155,623	–	–	–		155,623
Self-moving and self-storage products and service sales	–	191,603	–	–		191,603	–	–	–		191,603
Property management fees	–	18,970	–	–		18,970	–	–	–		18,970
Life insurance premiums	–	–	–	–		–	–	115,997	–		115,997
Property and casualty insurance premiums	–	–	–	–		–	35,665	–	–		35,665
Net investment and interest income	3,687	5,326	1,772	–		10,785	9,823	43,632	(586)	(b)	63,654
Other revenue	–	135,713	85,795	(90,790)	(b)	130,718	–	3,491	(344)	(b)	133,865
Total revenues	3,687	2,225,476	88,526	(90,790)		2,226,899	45,488	163,120	(3,706)		2,431,801

Costs and expenses:
Operating expenses	5,286	1,128,472	10,616	(90,790)	(b)	1,053,584	18,635	16,834	(3,092)	(b,c)	1,085,961
Commission expenses	–	200,939	–	–		200,939	–	–	–		200,939
Cost of sales	–	112,215	–	–		112,215	–	–	–		112,215
Benefits and losses	–	–	–	–		–	8,918	111,508	–		120,426
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	13,196	–		13,196
Lease expense	70	60,958	62	–		61,090	–	–	(140)	(b)	60,950
Depreciation, net of (gains) losses on disposals	4	192,760	17,163	–		209,927	–	–	–		209,927
Total costs and expenses	5,360	1,695,344	27,841	(90,790)		1,637,755	27,553	141,538	(3,232)		1,803,614

Earnings (loss) from operations before equity in earnings of subsidiaries	(1,673)	530,132	60,685	–		589,144	17,935	21,582	(474)		628,187

Equity in earnings of subsidiaries	313,319	–	–	(287,556)	(d)	25,763	–	–	(25,763)	(d)	–

Earnings from operations	311,646	530,132	60,685	(287,556)		614,907	17,935	21,582	(26,237)		628,187
Interest income (expense)	55,551	(69,977)	(60,792)	–		(75,218)	–	–	474	(b)	(74,744)
Fees and amortization on early extinguishment of debt	–	–	(4,081)	–		(4,081)	–	–	–		(4,081)
Pretax earnings (loss)	367,197	460,155	(4,188)	(287,556)		535,608	17,935	21,582	(25,763)		549,362
Income tax (expense) benefit	(19,936)	(170,018)	1,607	–		(188,347)	(6,277)	(7,477)	–		(202,101)
Earnings (loss) available to common shareholders	$347,261	$290,137	$(2,581)	$(287,556)		$347,261	$11,658	$14,105	$(25,763)		$347,261
(a) Balances for the nine months ended September 30, 2014
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2013 are as follows:

	Moving & Storage						AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Eliminations		Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$–	$1,558,857	$–	$–		$1,558,857	$–	$–	$(2,070)	(c)	$1,556,787
Self-storage revenues	–	132,906	885	–		133,791	–	–	–		133,791
Self-moving and self-storage products and service sales	–	183,115	–	–		183,115	–	–	–		183,115
Property management fees	–	17,586	–	–		17,586	–	–	–		17,586
Life insurance premiums	–	–	–	–		–	–	119,708	–		119,708
Property and casualty insurance premiums	–	–	–	–		–	31,052	–	–		31,052
Net investment and interest income	5,031	6,183	734	–		11,948	7,949	40,372	(433)	(b)	59,836
Other revenue	260	134,181	76,085	(81,059)	(b)	129,467	–	2,524	(355)	(b)	131,636
Total revenues	5,291	2,032,828	77,704	(81,059)		2,034,764	39,001	162,604	(2,858)		2,233,511

Costs and expenses:
Operating expenses	6,067	1,039,399	8,807	(81,059)	(b)	973,214	13,738	18,067	(2,398)	(b,c)	1,002,621
Commission expenses	–	182,068	–	–		182,068	–	–	–		182,068
Cost of sales	–	98,331	–	–		98,331	–	–	–		98,331
Benefits and losses	–	–	–	–		–	8,746	110,509	–		119,255
Amortization of deferred policy acquisition costs	–	–	–	–		–	–	14,197	–		14,197
Lease expense	69	77,317	44	–		77,430	–	–	(137)	(b)	77,293
Depreciation, net of (gains) losses on disposals	4	179,241	12,186	–		191,431	–	–	–		191,431
Total costs and expenses	6,140	1,576,356	21,037	(81,059)		1,522,474	22,484	142,773	(2,535)		1,685,196

Earnings (loss) from operations before equity in earnings of subsidiaries	(849)	456,472	56,667	–		512,290	16,517	19,831	(323)		548,315

Equity in earnings of subsidiaries	263,524	–	–	(239,660)	(d)	23,864	–	–	(23,864)	(d)	–

Earnings from operations	262,675	456,472	56,667	(239,660)		536,154	16,517	19,831	(24,187)		548,315
Interest income (expense)	63,796	(83,442)	(50,730)	–		(70,376)	–	–	323	(b)	(70,053)
Pretax earnings	326,471	373,030	5,937	(239,660)		465,778	16,517	19,831	(23,864)		478,262
Income tax expense	(23,291)	(137,033)	(2,274)	–		(162,598)	(5,780)	(6,704)	–		(175,082)
Earnings available to common shareholders	$303,180	$235,997	$3,663	$(239,660)		$303,180	$10,737	$13,127	$(23,864)		$303,180

(a) Balances for the nine months ended September 30, 2013
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2014 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings (loss)	$347,261	$290,137	$(2,581)	$(287,556)	$347,261	$11,658	$14,105	$(25,763)		$347,261
Earnings from consolidated entities	(313,319)	–	–	287,556	(25,763)	–	–	25,763		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	4	242,708	17,159	–	259,871	–	–	–		259,871
Amortization of deferred policy acquisition costs	–	–	–	–	–	–	13,196	–		13,196
Change in allowance for losses on trade receivables	–	(201)	–	–	(201)	–	(11)	–		(212)
Change in allowance for inventory reserve	–	(744)	–	–	(744)	–	–	–		(744)
Net gain on sale of real and personal property	–	(49,948)	4	–	(49,944)	–	–	–		(49,944)
Net gain on sale of investments	–	–	–	–	–	(839)	(2,415)	–		(3,254)
Deferred income taxes	64,058	–	–	–	64,058	4,983	2,444	–		71,485
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	(9,126)	–	–	(9,126)	17,101	(6,080)	–		1,895
Inventories	–	(2,053)	–	–	(2,053)	–	–	–		(2,053)
Prepaid expenses	(24,278)	(13,918)	(709)	–	(38,905)	–	–	–		(38,905)
Capitalization of deferred policy acquisition costs	–	–	–	–	–	–	(20,158)	–		(20,158)
Other assets	(36,897)	(4,316)	(692)	–	(41,905)	1,088	(846)	–		(41,663)
Related party assets	(534)	22,008	–	–	21,474	(947)	–	243	(b)	20,770
Accounts payable and accrued expenses	4,614	(19,545)	1,385	–	(13,546)	–	9,537	–		(4,009)
Policy benefits and losses, claims and loss expenses payable	–	(4,623)	–	–	(4,623)	(21,913)	8,949	–		(17,587)
Other policyholders' funds and liabilities	–	–	–	–	–	1,147	1,335	–		2,482
Deferred income	–	(16,743)	11	–	(16,732)	–	–	–		(16,732)
Related party liabilities	–	(168)	(67)	–	(235)	285	215	(243)	(b)	22
Net cash provided (used) by operating activities	40,909	433,468	14,510	–	488,887	12,563	20,271	–		521,721

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	–	(534,117)	(191,330)	–	(725,447)	–	–	–		(725,447)
Short term investments	–	–	–	–	–	(35,624)	(167,394)	–		(203,018)
Fixed maturities investments	–	–	–	–	–	(33,735)	(148,089)	–		(181,824)
Equity securities	–	–	–	–	–	(3,333)	(426)	–		(3,759)
Preferred stock	–	–	–	–	–	(5)	–	–		(5)
Real estate	–	–	–	–	–	(3,812)	(7,516)	–		(11,328)
Mortgage loans	–	–	(21,593)	–	(21,593)	(3,150)	(12,622)	–		(37,365)
Proceeds from sales and paydown's of:
Property, plant and equipment	–	321,495	185	–	321,680	–	–	–		321,680
Short term investments	–	–	–	–	–	39,745	180,865	–		220,610
Fixed maturities investments	–	–	–	–	–	17,794	57,578	–		75,372
Equity securities	–	–	–	–	–	3,082	–	–		3,082
Preferred stock	–	–	–	–	–	–	2,027	–		2,027
Real estate	–	–	–	–	–	–	396	–		396
Mortgage loans	–	1,653	21,561	–	23,214	3,976	6,002	–		33,192
Net cash provided (used) by investing activities	–	(210,969)	(191,177)	–	(402,146)	(15,062)	(89,179)	–		(506,387)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2014
(b) Elimination of intercompany investments

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2014 are as follows:

	Moving & Storage					AMERCO Legal Group
	AMERCO	U-Haul	Real Estate	Elimination	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	–	156,251	353,823	–	510,074	–	–	–	510,074
Principal repayments on credit facilities	–	(90,154)	(176,518)	–	(266,672)	–	–	–	(266,672)
Debt issuance costs	–	(53)	(9,644)	–	(9,697)	–	–	–	(9,697)
Capital lease payments	–	(65,478)	–	–	(65,478)	–	–	–	(65,478)
Leveraged Employee Stock Ownership Plan - repayments from loan	–	267	–	–	267	–	–	–	267
Proceeds from (repayment of) intercompany loans	(26,894)	16,110	10,784	–	–	–	–	–	–
Investment contract deposits	–	–	–	–	–	–	94,979	–	94,979
Investment contract withdrawals	–	–	–	–	–	–	(38,653)	–	(38,653)
Net cash provided (used) by financing activities	(26,894)	16,943	178,445	–	168,494	–	56,326	–	224,820

Effects of exchange rate on cash	–	(6,243)	–	–	(6,243)	–	–	–	(6,243)

Increase (decrease) in cash and cash equivalents	14,015	233,199	1,778	–	248,992	(2,499)	(12,582)	–	233,911
Cash and cash equivalents at beginning of period	321,544	140,844	2,322	–	464,710	12,758	17,644	–	495,112
Cash and cash equivalents at end of period	$335,559	$374,043	$4,100	$–	$713,702	$10,259	$5,062	$–	$729,023
	(page 2 of 2)
(a) Balance for the period ended September 30, 2014

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
	(page 1 of 2)
(a) Balance for the period ended September 30, 2013
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
	(page 2 of 2)
(a) Balance for the period ended September 30, 2013

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended December 31, 2014
Total revenues	$671,311	$35,044	$706,355
Depreciation and amortization, net of (gains) losses on disposals	85,038	1,494	86,532
Interest expense	25,580	139	25,719
Pretax earnings	104,830	2,603	107,433
Income tax expense	40,203	690	40,893
Identifiable assets	6,715,544	190,988	6,906,532

Quarter ended December 31, 2013
Total revenues	$611,428	$33,903	$645,331
Depreciation and amortization, net of (gains) losses on disposals	73,684	1,562	75,246
Interest expense	23,470	137	23,607
Pretax earnings	78,745	3,621	82,366
Income tax expense	29,186	959	30,145
Identifiable assets	5,731,164	142,945	5,874,109

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine Months ended December 31, 2014
Total revenues	$2,297,289	$134,512	$2,431,801
Depreciation and amortization, net of (gains) losses on disposals	218,923	4,200	223,123
Interest expense	74,347	397	74,744
Pretax earnings	529,537	19,825	549,362
Income tax expense	196,847	5,254	202,101
Identifiable assets	6,715,544	190,988	6,906,532

Nine Months ended December 31, 2013
Total revenues	$2,106,970	$126,541	$2,233,511
Depreciation and amortization, net of (gains) losses on disposals	200,209	5,419	205,628
Interest expense	69,633	420	70,053
Pretax earnings	457,981	20,281	478,262
Income tax expense	169,708	5,374	175,082
Identifiable assets	5,731,164	142,945	5,874,109

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$207	$182
Interest cost on accumulated postretirement benefit	180	140
Other components	3	5
Net periodic postretirement benefit cost	$390	$327

	Nine Months Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$620	$544
Interest cost on accumulated postretirement benefit	540	422
Other components	10	15
Net periodic postretirement benefit cost	$1,170	$981

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at December 31, 2014 and March 31, 2014, that are subject to ASC 820 and the valuation approach applied to each of these items.

As of December 31, 2014	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$503,625	$503,625	$–	$–
Fixed maturities - available for sale	1,255,104	989,922	264,144	1,038
Preferred stock	16,525	16,525	–	–
Common stock	22,939	22,939	–	–
Derivatives	3,555	3,555	–	–
Total	$1,801,748	$1,536,566	$264,144	$1,038

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	25,271	–	25,271	–
Total	$25,271	$–	$25,271	$–

As of March 31, 2014	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$457,723	$457,723	$–	$–
Fixed maturities - available for sale	1,099,467	898,209	200,154	1,104
Preferred stock	17,533	17,533	–	–
Common stock	21,275	21,275	–	–
Derivatives	3,868	3,868	–	–
Total	$1,599,866	$1,398,608	$200,154	$1,104

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	32,716	–	32,716	–
Total	$32,716	$–	$32,716	$–

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents the fair value measurements for our assets at December 31, 2014 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2014	$1,104

Fixed Maturities - Asset Backed Securities redeemed	(62)
Fixed Maturities - Asset Backed Securities net gain (realized)	22
Fixed Maturities - Asset Backed Securities net loss (unrealized)	(26)
Balance at December 31, 2014	$1,038

14.  Subsequent Events

In January 2015, we paid off $245.9 million of our senior mortgages that were due July 2015. These loans carried interest rates between 5.52% and 5.68%. The note agreements allowed for prepayment without any extra costs or fees to us. These repayments were made from existing cash balances.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2015, compared with the third quarter and first nine months of fiscal 2014, which is followed by an analysis of changes in our balance sheets and cash flows, a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2015.

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

Moving and Storage Operating Segment

Moving and Storage consists of the rental of trucks, trailers, portable moving and storage containers, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including but not limited to, the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and the depreciation rates with respect to the vehicle. We typically sell our used vehicles at our sales centers throughout North America, on our web site at uhaul.com/truck sales or by phone at 1-866-404-0355. Additionally, we sell a large portion of our pickup and cargo van fleet at automobile dealer auctions.

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

  Claimant longevity
  Cost trends associated with claimant treatments
  Changes in ceding entity and third party administrator reporting practices
  Changes in environmental factors including legal and regulatory
  Current conditions affecting claim settlements
  Future economic conditions including inflation

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including, but not limited to: ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the third quarter or for the first nine months of fiscal 2015 and 2014.

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

Subsequent Events

Our management has evaluated subsequent events occurring after December 31, 2014, the date of our most recent balance sheet, through the date our financial statements were issued. We paid off $245.9 million of senior mortgage loans please see Note 14, Subsequent Events of the Notes to Condensed Consolidated Financial Statements for a discussion of these events that occurred after December 31, 2014. Other than this pay off on borrowings, we do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2014 compared with the Quarter Ended December 31, 2013

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2015 and the third quarter of fiscal 2014:

	Quarter Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$487,415	$436,207
Self-storage revenues	53,503	46,120
Self-moving and self-storage products and service sales	49,081	47,045
Property management fees	7,497	7,133
Life insurance premiums	39,026	39,198
Property and casualty insurance premiums	13,584	12,219
Net investment and interest income	20,752	20,887
Other revenue	35,497	36,522
Consolidated revenue	$706,355	$645,331

Self-moving equipment rental revenues increased $51.2 million during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014.  Our In-Town and one-way truck and trailer business continues to improve from increased transactions.  Compared to the third quarter of last year we have increased the number of trucks and trailers in our rental fleet and have continued to expand our distribution network through the addition of both Company-owned locations and independent dealerships.

Self-storage revenues increased $7.4 million during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014 due primarily to an increase in the number of rooms rented.  The average monthly amount of occupied square feet increased by 13% during the third quarter of fiscal 2015 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 1.8 million net rentable square feet to the self-storage portfolio with over 0.3 million of that coming on during the third quarter.

Sales of self-moving and self-storage products and services increased $2.0 million during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014. Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Life insurance premiums decreased $0.2 million during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014 due primarily to reduced life and Medicare supplement premiums.

Property and casualty insurance premiums increased $1.4 million during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014 due to an increase in Safestor and Safetow sales which reflects the increased equipment and storage rental transactions.

Other revenue decreased $1.0 million during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $706.4 million for the third quarter of fiscal 2015, compared with $645.3 million for the third quarter of fiscal 2014.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2015 and the third quarter of fiscal 2014. The insurance companies third quarters ended September 30, 2014 and 2013.

	Quarter Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$635,833	$578,162
Earnings from operations before equity in earnings of subsidiaries	117,891	92,173
Property and casualty insurance
Revenues	16,545	15,228
Earnings from operations	6,941	5,716
Life insurance
Revenues	55,377	53,152
Earnings from operations	8,476	8,229
Eliminations
Revenues	(1,400)	(1,211)
Earnings from operations before equity in earnings of subsidiaries	(156)	(145)
Consolidated results
Revenues	706,355	645,331
Earnings from operations	133,152	105,973

Total costs and expenses increased $33.8 million during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014 with $32.0 million of that occurring at Moving and Storage.  Operating expenses for Moving and Storage increased $16.4 million with a significant portion of this coming from spending on personnel. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $14.5 million and gains from the disposal of property, plant and equipment increased $3.5 million. This resulted in an $11.0 million increase in depreciation expense, net. Conversely, lease expense decreased $5.8 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $133.2 million for the third quarter of fiscal 2015, compared with $106.0 million for the third quarter of fiscal 2014.

Interest expense for the third quarter of fiscal 2015 was $25.7 million, compared with $23.6 million for the third quarter of fiscal 2014 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

Income tax expense was $40.9 million for the third quarter of fiscal 2015, compared with $30.1 million for the third quarter of fiscal 2014.

As a result of the above mentioned items, earnings available to common shareholders were $66.5 million for the third quarter of fiscal 2015, compared with $52.2 million for the third quarter of fiscal 2014.

Basic and diluted earnings per share for the third quarter of fiscal 2015 were $3.40, compared with $2.67 for the third quarter of fiscal 2014.

The weighted average common shares outstanding basic and diluted were 19,590,555 for the third quarter of fiscal 2015, compared with 19,563,663 for the third quarter of fiscal 2014.

Moving and Storage

Quarter Ended December 31, 2014 compared with the Quarter Ended December 31, 2013

Listed below are revenues for the major product lines at Moving and Storage for the third quarter of fiscal 2015 and the third quarter of fiscal 2014:

	Quarter Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$488,505	$437,117
Self-storage revenues	53,503	46,120
Self-moving and self-storage products and service sales	49,081	47,045
Property management fees	7,497	7,133
Net investment and interest income	2,838	5,165
Other revenue	34,409	35,582
Moving and Storage revenue	$635,833	$578,162

Self-moving equipment rental revenues increased $51.4 million during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014. Our In-Town and one-way truck and trailer business continues to improve from increased transactions. Compared to the third quarter of last year we have increased the number of trucks and trailers in our rental fleet and have continued to expand our distribution network through the addition of both Company-owned locations and independent dealerships.

Self-storage revenues increased $7.4 million during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014 due primarily to an increase in the number of rooms rented.  The average monthly amount of occupied square feet increased by 13% during the third quarter of fiscal 2015 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 1.8 million net rentable square feet to the self-storage portfolio with over 0.3 million of that coming on during the third quarter.

Sales of self-moving and self-storage products and services increased $2.0 million during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014.  Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Net investment and interest income decreased $2.3 million during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014.  The third quarter of fiscal 2014 included a $1.3 million gain from the sale of unaffiliated common stock.  During fiscal 2015 SAC and Private Mini repaid portions of their notes due to AMERCO resulting in a reduction of interest income for the Company.

Other revenue decreased $1.2 million during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	224	203
Square footage as of December 31	19,617	17,793
Average number of rooms occupied	180	161
Average occupancy rate based on room count	81.1%	80.0%
Average square footage occupied	16,144	14,290

Total costs and expenses increased $32.0 million during the third quarter of fiscal 2015, compared with the third quarter of fiscal 2014.  Operating expenses increased $16.4 million with a significant portion of this coming from spending on personnel. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $14.5 million and gains from the disposal property, plant and equipment increased $3.5 million. This resulted in an $11.0 million increase in depreciation expense, net. Conversely, lease expense decreased $5.8 million as a result of the Company’s shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $117.9 million for the third quarter of fiscal 2015, compared with $92.2 million for the third quarter of fiscal 2014.

Equity in the earnings of AMERCO’s insurance subsidiaries was $10.1 million and $9.3 million for the third quarter of fiscal 2015 and 2014, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $128.0 million for the third quarter of fiscal 2015, compared with $101.5 million for the third quarter of fiscal 2014.

Property and Casualty Insurance

Quarter Ended September 30, 2014 compared with the Quarter Ended September 30, 2013

Net premiums were $13.6 million and $12.2 million for the third quarters ended September 30, 2014 and 2013, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $3.0 million for both the third quarters ended September 30, 2014 and 2013, respectively.

Net operating expenses were $6.1 million and $5.2 million for the third quarters ended September 30, 2014 and 2013, respectively. The increase was primarily due to increased commissions.

Benefits and losses incurred were $3.5 million and $4.3 million for the third quarters ended September 30, 2014 and 2013, respectively. The decrease was due to a $1.0 million decrease in assumed reserves offset by a $0.2 million increase in Safe product claims.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $6.9 million and $5.7 million for the third quarters ended September 30, 2014 and 2013, respectively.

Life Insurance

Quarter Ended September 30, 2014 compared with the Quarter Ended September 30, 2013

Net premiums were $39.0 million and $39.2 million for the quarters ended September 30, 2014 and 2013, respectively. Medicare Supplement premiums decreased $0.6 million due to policy decrements exceeding new business offset by rate increases. Life and annuity considerations increased $0.4 million from the continued sales of final expense life insurance and new supplementary contracts.   Annuity deposits were $18.7 million, a decrease of $11.6 million compared with the same period last year. Sales of the deferred annuity policies are accounted for as deposits on the balance sheet instead of premium income.

Net investment income was $15.1 million and $12.9 million for the quarters ended September 30, 2014 and 2013, respectively. Interest income increased by $0.6 million due to a larger invested asset base. Realized gains increased by $1.6 million compared with the same period last year.

Net operating expenses were $5.6 million and $6.1 million for the quarters ended September 30, 2014 and 2013, respectively. The variance was primarily due to a reduction in single premium whole life commissions resulting from decreased sales.

Benefits and losses incurred were $36.6 million and $34.3 million for the quarters ended September 30, 2014 and 2013, respectively. Life benefits increased $1.2 million as a result of higher mortality exposure. Medicare Supplement incurred benefits increased $0.5 million. Interest credited to policyholders increased $0.6 million resulting from the increased deferred annuity deposits.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $4.7 million and $4.5 million for the quarters ended September 30, 2014 and 2013, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $8.5 million and $8.2 million for the quarters ended September 30, 2014 and 2013, respectively.

AMERCO and Consolidated Entities

Nine Months Ended December 31, 2014 compared with the Nine Months Ended December 31, 2013

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2015 and the first nine months of fiscal 2014:

	Nine Months Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,716,424	$1,556,787
Self-storage revenues	155,623	133,791
Self-moving and self-storage products and service sales	191,603	183,115
Property management fees	18,970	17,586
Life insurance premiums	115,997	119,708
Property and casualty insurance premiums	35,665	31,052
Net investment and interest income	63,654	59,836
Other revenue	133,865	131,636
Consolidated revenue	$2,431,801	$2,233,511

Self-moving equipment rental revenues increased $159.6 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014.  Revenue improvement is primarily from the growth of In-Town and one-way transactions in our truck and trailer fleets.  During the first nine months of fiscal 2015 we increased the amount of equipment available to rent to our customers and also continued to expand the distribution network through the addition of both Company-owned locations and independent dealerships.

Self-storage revenues increased $21.8 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014. The average monthly amount of occupied square feet increased by 14% during the first nine months of fiscal 2015 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months, we have added approximately 1.8 million net rentable square feet to the self-storage portfolio with over 1.5 million of that coming on during the first nine months of fiscal 2015.

Sales of self-moving and self-storage products and services increased $8.5 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014. Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Life insurance premiums decreased $3.7 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014, primarily due to reduced life and Medicare supplement premiums.

Property and casualty insurance premiums increased $4.6 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014, due to an increase in Safestor and Safetow sales which reflects the increased equipment and storage rental transactions.

Net investment and interest income increased $3.8 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2015. Compared with the same period last year, Life Insurance and Property and Casualty Insurance recognized increased investment income due to a larger invested asset base and realized gains.  This is partially offset by a decrease at Moving and Storage from declining interest income earned from the SAC and Private Mini junior notes.

Other revenue increased $2.2 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014 primarily from the expansion of new business initiatives including our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,431.8 million for the first nine months of fiscal 2015, as compared with $2,233.5 million for the first nine months of fiscal 2014.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2015 and the first nine months of fiscal 2014. The insurance companies’ first nine months ended September 30, 2014 and 2013.

	Nine Months Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$2,226,899	$2,034,764
Earnings from operations before equity in earnings of subsidiaries	589,144	512,290
Property and casualty insurance
Revenues	45,488	39,001
Earnings from operations	17,935	16,517
Life insurance
Revenues	163,120	162,604
Earnings from operations	21,582	19,831
Eliminations
Revenues	(3,706)	(2,858)
Earnings from operations before equity in earnings of subsidiaries	(474)	(323)
Consolidated results
Revenues	2,431,801	2,233,511
Earnings from operations	628,187	548,315

Total costs and expenses increased $118.4 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014 with $115.3 million of that occurring at Moving and Storage. Operating expenses for Moving and Storage increased $80.2 million primarily from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense, net, increased $18.5 million while lease expense decreased $16.3 million as a result of the Company’s shift in financing new equipment on the balance sheet rather than through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $628.2 million for the first nine months of fiscal 2015, as compared with $548.3 million for the first nine months of fiscal 2014.

Interest expense for the first nine months of fiscal 2015 was $74.7 million, compared with $70.1 million for the first nine months of fiscal 2014 due to an increase in average borrowings partially offset by a decrease in average borrowing costs. In addition we also had costs associated with the early extinguishment of debt in the second quarter of fiscal 2015 which included $3.8 million of fees and $0.3 million of transaction cost amortization related to defeased debt.

Income tax expense was $202.1 million for the first nine months of fiscal 2015, compared with $175.1 million for first nine months of fiscal 2014 due to higher pretax earnings for the first nine months of fiscal 2015.

As a result of the above mentioned items, earnings available to common shareholders were $347.3 million for the first nine months of fiscal 2015, compared with $303.2 million for the first nine months of fiscal 2014.

Basic and diluted earnings per common share for the first nine months of fiscal 2015 were $17.73, compared with $15.50 for the first nine months of fiscal 2014.

The weighted average common shares outstanding basic and diluted were 19,584,183 for the first nine months of fiscal 2015, compared with 19,554,641 for the first nine months of fiscal 2014.

Moving and Storage

Nine Months Ended December 31, 2014 compared with the Nine Months Ended December 31, 2013

Listed below are revenues for the major product lines at Moving and Storage for the first nine months of fiscal 2015 and the first nine months of fiscal 2014:

	Nine Months Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,719,200	$1,558,857
Self-storage revenues	155,623	133,791
Self-moving and self-storage products and service sales	191,603	183,115
Property management fees	18,970	17,586
Net investment and interest income	10,785	11,948
Other revenue	130,718	129,467
Moving and Storage revenue	$2,226,899	$2,034,764

Self-moving equipment rental revenues increased $160.3 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014.  Revenue improvement is primarily from the growth of In-Town and one-way transactions in our truck and trailer fleets.  During the first nine months of fiscal 2015 we increased the amount of equipment available to rent to our customers and also continued to expand the distribution network through the addition of both Company-owned locations and independent dealerships.

Self-storage revenues increased $21.8 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014. The average monthly amount of occupied square feet increased by 14% during the first nine months of fiscal 2015 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months, we have added approximately 1.8 million net rentable square feet to the self-storage portfolio with over 1.5 million of that coming on during the first nine months of fiscal 2015.

Sales of self-moving and self-storage products and services increased $8.5 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014. Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Net investment and interest income decreased $1.2 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2015.  During fiscal 2015 SAC and Private Mini repaid portions of their notes due to AMERCO resulting in a reduction of interest income for the Company.

Other revenue increased $1.3 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014 primarily from the expansion of new business initiatives including our U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	224	203
Square footage as of December 31	19,617	17,793
Average number of rooms occupied	179	159
Average occupancy rate based on room count	82.5%	80.9%
Average square footage occupied	15,910	14,016

Total costs and expenses increased $115.3 million during the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014.  Operating expenses increased $80.4 million primarily coming from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program.  Commission expenses increased in relation to the associated revenues. Depreciation expense, before gains on the disposal of equipment, increased $45.6 million while gains on the disposals increased by $27.1 million. Lease expense decreased $16.3 million as a result of the Company’s continued trend in financing new equipment on the balance sheet rather than through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries increased to $589.1 million for the first nine months of fiscal 2015, compared with $512.3 million for the first nine months of fiscal 2014.

Equity in the earnings of AMERCO’s insurance subsidiaries was $25.8 million for the first nine months of fiscal 2015, compared with $23.9 million for the first nine months of fiscal 2014.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $614.9 million for the first nine months of fiscal 2015, compared with $536.2 million for the first nine months of fiscal 2014.

Property and Casualty Insurance

Nine Months Ended September 30, 2014 compared with the Nine Months Ended September 30, 2013

Net premiums were $35.7 million and $31.1 million for the nine months ended September 30, 2014 and 2013, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul transactions. The premiums increased corresponded with the increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $9.8 million and $7.9 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was due to $0.2 million gain on disposals in 2014, $0.6 million increase in other investment income and $1.2 million increase in fixed maturity income due to an increase in invested assets.

Net operating expenses were $18.6 million and $13.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was a result of a $3.9 million increase in commission and a $1.0 million decrease in loss adjusting income.

Benefits and losses incurred were $8.9 million and $8.7 million for the nine months ended September 30, 2014 and 2013, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $17.9 million and $16.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Life Insurance

Nine Months Ended September 30, 2014 compared with the Nine Months Ended September 30, 2013

Net premiums were $116.0 million and $119.7 million for the nine months ended September 30, 2014 and 2013, respectively. Life premiums decreased $0.3 million resulting from the decreased sales of single premium life insurance and a reduction in reinsurance premiums offset by the increase in final expense life insurance. Immediate annuity premiums decreased $0.7 million as a result of discontinued sales of immediate annuities.  Medicare supplement premiums decreased by $2.6 million due to a reduction in the in force business offset by new sales. Other health premiums reduced by $0.1 million. Annuity deposits decreased by $11.9 million; accounted for on balance sheet as deposits rather than premiums.

Net investment income was $43.6 million and $40.4 million for the nine months ended September 30, 2014 and 2013, respectively. The variance was primarily due to a $3.7 million increase in the investment income due to a larger invested asset base.

Net operating expenses were $16.8 million and $18.1 million for the nine months ended September 30, 2014 and 2013, respectively. The variance is due to a reduction in commission expense.

Benefits and losses incurred were $111.5 million and $110.5 million for the nine months ended September 30, 2014 and 2013, respectively. Life benefits increased $1.3 million resulting from higher mortality exposure. Medicare supplement benefits decreased $2.0 million from a net reduction in the number of active policyholders. Increase in interest credited to policyholders was $1.7 million as a result of a larger annuity account value.

Amortization of DAC, SIA and VOBA was $13.2 million and $14.2 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease over prior year was primarily a result of DAC balance write off on older annuity blocks and National States Medicare Supplement offset by an increased amortization of life and annuity DAC due to continued sales of final expense and annuity products.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $21.6 million and $19.8 million for the nine months ended September 30, 2014 and 2013, respectively.

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

At December 31, 2014, cash and cash equivalents totaled $731.5 million, compared with $495.1 million on March 31, 2014. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of December 31, 2014 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$713,702	$10,259	$5,062
Other financial assets	219,929	410,050	1,274,033
Debt obligations	2,364,513	–	–

(a) As of September 30, 2014

At December 31, 2014, Moving and Storage had additional liquidity available under existing credit facilities of $122.0 million.

Net cash provided by operating activities decreased $39.5 million in the first nine months of fiscal 2015 compared with the first nine months of fiscal 2014 primarily due to an increase in federal income tax payments.

Net cash used in investing activities decreased $47.0 million in the first nine months of fiscal 2015, compared with the first nine months of fiscal 2014.  Purchases of property, plant and equipment, which are reported net of cash from leases, increased $35.2 million.  Cash from the sales of property, plant and equipment increased $107.6 million largely due to an increase in fleet sales.

Net cash provided by financing activities increased $95.3 million in the first nine months of fiscal 2015, as compared with the first nine months of fiscal 2014 primarily driven by increased borrowings of $187.0 million offset by an increase in repayments of debt and capital leases of $56.1 million. Net annuity deposits at Life Insurance decreased by $29.2 million compared with the same period last year.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2015, we will reinvest in our truck and trailer rental fleet approximately $400 million, net of equipment sales excluding any lease buyouts. Through the first nine months of fiscal 2015, we have invested, net of sales, approximately $315 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2015 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that during the remainder of fiscal 2015 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through internally generated funds. For the first nine months of fiscal 2015, we invested approximately $268 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2015, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the eMove program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $403.8 million and $476.2 million for the first nine months of fiscal 2015 and 2014, respectively. The components of our net capital expenditures are provided in the following table:

	Nine Months Ended December 31,
	2014	2013
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$634,867	$512,414
Equipment lease buyouts	40,448	33,920
Purchases of real estate, construction and renovations	268,288	256,444
Other capital expenditures	35,024	42,484
Gross capital expenditures	978,627	845,262
Less: Lease proceeds	(253,180)	(154,969)
Less: Sales of property, plant and equipment	(321,680)	(214,078)
Net capital expenditures	403,767	476,215

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

Property and Casualty stockholder’s equity was $163.6 million and $146.8 million at September 30, 2014 and December 31, 2013, respectively. The increase resulted from net earnings of $11.7 million and an increase in other comprehensive income of $5.1 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the quarter ended September 30, 2014 were $56.3 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $264.3 million and $226.7 million at September 30, 2014 and December 31, 2013, respectively. The increase resulted from net earnings of $14.1 million and an increase in other comprehensive income of $23.5 million. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had a direct exposure to capital market conditions other than through its investment portfolio. Oxford is a member of the Federal Home Loan Bank system and has the ability to borrow funds through this facility. We believe this provides Life Insurance an additional option for liquidity.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $491.4 million and $530.7 million for the first nine months of fiscal 2015 and 2014, respectively primarily due to an increase in federal income tax payments.

Property and Casualty Insurance

Net cash provided by operating activities were $12.6 million and $7.0 million for the first nine months ended September 30, 2014 and 2013, respectively. The increase in cash provided by operations was primarily due to increased premium income.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $28.9 million and $35.5 million at September 30, 2014 and December 31, 2013, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $20.3 million and $23.6 million for the first nine months ended September 30, 2014 and 2013, respectively. The increase in cash provided was attributable to the increase in federal income tax expense and paid losses partially offset by the decrease in commission and the increase in investment income.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At September 30, 2014 and December 31, 2014, cash and cash equivalents and short-term investments amounted to $14.3 million and $39.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment operating leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management feels it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At December 31, 2014, we had liquidity availability under existing credit facilities of $122.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At December 31, 2014, we had $1.0 million of available-for-sale assets classified in Level 3.

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

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $72.3 million of residual values at September 30, 2014 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $147.1 million at December 31, 2014.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $20.6 million and $20.8 million from the above mentioned entities during the first nine months of fiscal 2015 and 2014, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder and director of AMERCO and an estate planning trust benefitting the Shoen children have an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.0 million in the first nine months of both fiscal 2015 and 2014. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At December 31, 2014, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $41.7 million and $39.7 million in commissions pursuant to such dealership contracts during the first nine months of fiscal 2015 and 2014, respectively.

During the first nine months of fiscal 2015, subsidiaries of ours held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $4.7 million and $5.4 million, and received cash interest payments of $4.6 million and $15.6 million, from SAC Holdings during the first nine months of fiscal 2015 and 2014, respectively. During the first quarter of fiscal 2014, SAC Holdings made a payment of $10.4 million to reduce its outstanding deferred interest payable to AMERCO. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2015 was $71.5 million and the aggregate notes receivable balance at December 31, 2014 was $50.7 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. We received repayments of $20.2 million during the third quarter of fiscal 2015 on these notes and interest receivables. After this repayment the scheduled maturities of these notes are 2017.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $23.7 million, expenses of $2.0 million and cash flows of $53.4 million during the first nine months of fiscal 2015. Revenues and commission expenses related to the Dealer Agreements were $193.0 million and $41.7 million, respectively during the first nine months of fiscal 2015.

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

With respect to our storage business, we have added new locations and expanded at existing locations. In the remainder of fiscal 2015, we are looking to continue to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. In the current environment, we have focused fewer resources on new construction than in recent history. We will continue to invest capital and resources in the U-Box storage container program throughout the remainder of fiscal 2015.

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

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$216,670		$(23,873)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
6,500	(a)	(99)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
6,335		(133)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
9,893		(260)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
5,450	(a)	(111)	3/30/2009	3/30/2016	2.24%	1 Month LIBOR
6,288	(a)	(165)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
12,500	(a)	(398)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
24,000	(a)	(427)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
9,700	(a)	(142)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
11,215	(b)	(43)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
15,000		24	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
29,250		356	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of December 31, 2014, we had $708.2 million of variable rate debt obligations and a $11.2 million variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $3.7 million annually (after consideration of the effect of the above derivative contracts.)

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.5% and 5.7% of our revenue was generated in Canada during the first nine months of fiscal 2015 and 2014, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

AMERCO

Date: February 4, 2015	/s/ Edward J. Shoen
Edward J. Shoen President and Chairman of the Board (Duly Authorized Officer)

Date: February 4, 2015	/s/ Jason A. Berg
Jason A. Berg Chief Accounting Officer (Principal Financial Officer)