Form 10-K
period 2015-03-31
AMERCO /NV/
filed 2015-05-27
CIK 4457

United States Securities and exchange commission

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]Annual Report Pursuant to Section 13 or 15(d) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2015

or

[ ]Transition report pursuant to section 13 or 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to _________________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.25 par value	NASDAQ Global Selection Market

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

Large accelerated filer [X]   Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2014 was $1,313,271,761. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at May 23, 2015.

Documents incorporated by reference: portions of AMERCO’s definitive proxy statement for the 2015 annual meeting of stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2015, are incorporated by reference into Part III of this report.

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

We were founded in 1945 as a sole proprietorship under the name "U-Haul Trailer Rental Company" and have rented trailers ever since. Starting in 1959, we rented trucks on a one-way and in-town basis exclusively through independent U-Haul dealers. In 1974, we began developing our network of U-Haul managed retail stores, through which we rent our trucks and trailers, self-storage rooms and portable moving and storage units and sell moving and self-storage products and services to complement our independent dealer network.

We rent our distinctive orange and white U-Haul trucks and trailers as well as offer self-storage rooms through a network of approximately 1,600 Company operated retail moving stores and approximately 18,200 independent U-Haul dealers. We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our eMove® web site.

We believe U-Haul is the most convenient supplier of products and services addressing the needs of North America’s “do-it-yourself” moving and storage market. Our broad geographic coverage throughout the United States and Canada and our extensive selection of U-Haul brand moving equipment rentals, self-storage rooms, portable moving and storage units and related moving and storage products and services provide our customers with convenient “one-stop” shopping.

Since 1945 U-Haul has incorporated sustainable practices into its everyday operations. We believe that our basic business premise of equipment sharing helps reduce greenhouse gas emissions and reduces the inventory of total large capacity vehicles. We continue to look for ways to reduce waste within our business and are dedicated to manufacturing reusable components and recyclable products. We believe that our commitment to sustainability, through our products and services and everyday operations has helped us to reduce our impact on the environment.

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

As of March 31, 2015, our rental fleet consisted of approximately 135,000 trucks, 107,000 trailers and 38,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving stores and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul rentals.

Our rental truck chassis are engineered by domestic truck manufacturers. These chassis are joined with the U-Haul designed and manufactured van boxes primarily at U-Haul operated manufacturing and assembly facilities strategically located throughout the United States. U-Haul rental trucks feature our proprietary Lowest DeckSM, which provides our customers with extra ease of loading. The loading ramps on our trucks are the widest in the industry, which reduce the effort needed to move belongings. Our trucks are fitted with convenient, padded rub rails with tie downs on every interior wall. Our Gentle Ride SuspensionSM helps our customers safely move delicate and prized possessions. Also, the engineers at our U-Haul Technical Center determined that the softest ride in our trucks was at the front of the van box. Consequently, we designed the part of the van box that hangs over the front cab of the truck to be the location for our customers to place their most fragile items during their move. We call this area Mom’s AtticSM.

Our distinctive trailers are also manufactured at these same U-Haul operated manufacturing and assembly facilities. These trailers are well suited to the low profile of many of today’s newly manufactured automobiles. Our engineering staff is committed to making our trailers easy to tow, safe, aerodynamic and fuel efficient.

To provide our self-move customers with added value, our rental trucks and trailers are designed with fuel efficiency in mind. Many of our trucks are fitted with fuel economy gauges, another tool that assists our customers in conserving fuel. To help make our rental equipment more reliable, we routinely perform extensive preventive maintenance and repairs.

We also provide customers with equipment to transport their vehicles. We provide two towing options; auto transport, in which all four wheels are off the ground, and a tow dolly, in which the front wheels of the towed vehicle are off the ground.

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

The total package U-Haul offers to the “do-it-yourself” household mover doesn’t end with trucks, trailers and accessory rental items. Our moving supplies include a wide array of affordably priced U-Haul brand boxes, tape and packing materials. We also provide specialty boxes for dishes, computers and sensitive electronic equipment, as well as tape, security locks, and packing supplies. U-Haul brand boxes are specifically sized to make loading easier.

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

U-Haul has one of North America’s largest propane refilling networks, with nearly 1,100 locations providing this convenient service. We employ trained, certified personnel to refill propane cylinders and alternative fuel vehicles. Our network of propane dispensing locations is one of the largest automobile alternative refueling networks in North America.

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. As of March 31, 2015, we operate nearly 1,280 self-storage locations in North America, with over 491,000 rentable rooms comprising 44.2 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our U-Box® program.  A U-Box portable moving and storage unit is delivered to a location of our customer’s choosing either by the customers themselves through the use of a U-Box trailer, with the assistance of a Moving Helper or by Company personnel. Once the U-Box portable moving and storage unit is filled, it can be stored at the customer’s location, or taken to anyone of our Company operated locations, a participating independent dealer, or moved to a location of the customer’s choice.

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

We believe that our web site, uhaul.com, the Company has aggregated the largest network of customers and independent businesses in the self-moving and self-storage industry. In particular, our Moving Helper program connects “do-it-yourself” movers with thousands of independent service providers across North America to assist our customers in packing, loading, unloading, cleaning, driving and performing other services.

Through the U-Haul Storage Affiliate Program, independent storage businesses can join the world’s largest self-storage reservation system. Self-storage customers making a reservation through uhaul.com can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs. For the independent storage operator, our network gives them access to products and services allowing them to compete with larger operators more cost effectively.

We own the registered trademarks or service marks “U-Haul®”, “AMERCO®”, “In-Town®”, “eMove®”, “C.A.R.D.®”, “Safemove®”, “WebSelfStorage®”, “webselfstorage.com(SM)”, “uhaul.com®”, “Lowest Decks(SM)”, “Gentle Ride Suspension(SM)”, “Mom’s Attic®”, “U-Box®”, “Moving Help®”, “Safestor®”, “U-Haul Investors Club™”, “uhaulinvestorsclub.com(SM)”, “U-Note™”, among others, for use in connection with the moving and storage business.

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

Moving and Storage Operating Segment

Moving and Storage operating segment (“Moving and Storage”) consists of the rental of trucks, trailers, portable moving and storage units, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

Net revenue from Moving and Storage was approximately 91.0%, 90.6% and 89.1% of consolidated net revenue in fiscal 2015, 2014 and 2013, respectively.

During fiscal 2015, the Company placed approximately 37,000 new trucks in service. These additions and replacements to the fleet were a combination of U-Haul manufactured vehicles and purchases. Typically as new trucks are added to the fleet the Company removes older trucks from the fleet. The total number of rental trucks in the fleet increased during fiscal 2015 as the pace of new additions was greater than those trucks removed for retirement and sale.

Within our truck and trailer rental operation we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul maximizes vehicle utilization by managing distribution of the truck and trailer fleets among the approximately 1,600 Company operated stores and approximately 18,200 independent dealers. Utilizing its proprietary reservations management system, the Company’s centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Approximately 54% of all U-Move rental revenue originates from the Company operated centers.

At our owned and operated retail stores we are implementing new initiatives to improve customer service. These initiatives include improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effective marketing of our broad line of self-moving related products and services, expanding accessibility to provide more convenience to our customers, and enhancing our ability to properly staff locations during our peak hours of operations by attracting and retaining “moonlighters” (part-time U-Haul employees with full-time jobs elsewhere) during our peak hours of operation.

Our self-moving related products and services, such as boxes, pads and insurance, help our customers have a better moving experience and help them to protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

Our self-storage business operations consist of the rental of self-storage rooms, portable moving and storage units, sales of self-storage related products, the facilitation of sales of services, and the management of self-storage facilities owned by others.

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates over 491,000 storage rooms, comprising 44.2 million square feet of storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s owned and managed self-storage facility locations range in size up to 201,000 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

The primary market for storage rooms is the storage of household goods. We believe that our self-storage services provide a competitive advantage through such things as Max Security, an electronic system that monitors the storage facility 24 hours a day, climate control in select units, individually alarmed rooms, extended hours access, and an internet-based customer reservation and account management system.

Moving Help and U-Haul Storage Affiliates on uhaul.com are online marketplaces that connect consumers to independent Moving Help™ service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated affiliates provides pack and load help, cleaning help, self-storage and similar services all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

Moving and Storage business is seasonal and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the first and second fiscal quarters due to the overall increase in moving activity during the spring and summer months. The fourth fiscal quarter is generally our weakest.

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Safemove Plus and Safestor protection packages to U-Haul customers. We attempt to price our products to be a good value to our customers. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Net revenue from Property and Casualty Insurance was approximately 1.9%, 1.8% and 1.9% of consolidated net revenue in fiscal 2015, 2014 and 2013, respectively.

Life Insurance Operating Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from Life Insurance was approximately 7.1%, 7.6% and 9.0% of consolidated net revenue in fiscal 2015, 2014 and 2013, respectively.

Employees

As of March 31, 2015, we employed nearly 25,400 people throughout North America with approximately 98% of these employees working within Moving and Storage and approximately 55% of these employees working on a part-time basis.

Sales and Marketing

We promote U-Haul brand awareness through direct and co-marketing arrangements. Our direct marketing activities consist of web based initiatives, print and social media as well as trade events, movie cameos of our rental fleet and boxes, and industry and consumer communications. We believe that our rental equipment is our best form of advertisement. We support our independent U-Haul dealers through marketing U-Haul moving and self-storage rentals, products and services.

Our marketing plan focuses on maintaining our leadership position in the “do-it-yourself” moving and storage industry by continually improving the ease of use and economy of our rental equipment, by providing added convenience to our retail centers through independent U-Haul dealers, and by expanding the capabilities of our U-Haul web sites.

A significant driver of U-Haul’s rental transaction volume is our utilization of an online reservation and sales system, through uhaul.com and our 24-hour 1-800-GO-U-HAUL telephone reservations system. These points of contact are prominently featured and are a major driver of customer lead sources.

Competition

Moving and Storage Operating Segment

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. Generally speaking, we consider there to be two distinct users of rental trucks: commercial and “do-it-yourself” residential users. We primarily focus on the “do-it-yourself” residential user. Within this segment, we believe the principal competitive factors are convenience of rental locations, availability of quality rental moving equipment, breadth of essential products and services, and total cost to the user. Our major national competitors in both the In-Town and one-way moving equipment rental market are Avis Budget Group, Inc. and Penske Truck Leasing. Additionally, we have numerous competitors throughout North America who compete with us in the In-Town market.

The self-storage market is large and very fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Our largest competitors in the self-storage market are Public Storage Inc., Extra Space Storage, Inc., Cubesmart and Sovran Self-Storage Inc.

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

Recent Developments

Financial Strength Ratings

In May 2015, A.M. Best affirmed the financial strength rating for Oxford to A- (Excellent) with a stable outlook.

Financial Data of Segment and Geographic Areas

For financial data of our segments and geographic areas please see Note 21, Financial Information by Geographic Area and Note 21A, Consolidating Financial Information by Industry Segment to our Notes to Consolidated Financial Statements.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements may include, but are not limited to, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets the impact of our compliance with environmental laws and cleanup costs, our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our capital resources and the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

We are highly leveraged.

As of March 31, 2015, we had total debt outstanding of $2,190.9 million and total undiscounted operating lease commitments of $201.5 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways among other considerations:

  require us to allocate a considerable portion of cash flows from operations to debt service and operating lease payments;
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
  limit our ability to obtain additional financing; and
  place us at a disadvantage compared to our competitors who may have less debt.

Our ability to make payments on our debt and operating leases depends upon our ability to maintain and improve our operating performance and generate cash flow. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, some of which are beyond our control. If we are unable to generate sufficient cash flow from operations to service our debt and meet our other cash needs, including our operating leases, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. If we must sell our assets, it may negatively affect our ability to generate revenue. In addition, we may incur additional debt or leases that would exacerbate the risks associated with our indebtedness.

Economic conditions, including those related to the credit markets, may adversely affect our industry, business and results of operations.

The United States economy has undergone a period of slowdown and unprecedented volatility, which resulted in a recession.  It is difficult to gauge the pace of the economic recovery or if such recovery may stall or reverse course in the future.  Consumer and commercial spending is generally affected by the health of the economy, which places some of the factors affecting the success of our business beyond our control. Our industries, although not as traditionally cyclical as some, could experience significant downturns in connection with or in anticipation of, declines, or sustained lack of recovery, in general economic conditions. In times of declining consumer spending we may be driven, along with our competitors, to reduce pricing which would have a negative impact on gross profit.  We cannot predict if another downturn, or sustained lack of recovery, in the economy will occur, which could result in reduced revenues and working capital.

Should credit markets in the United States tighten or if interest rates increase significantly, we may not be able to refinance existing debt or find additional financing on favorable terms, if at all.  If one or more of the financial institutions that support our existing credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under credit facilities.  If our operating results were to worsen significantly and our cash flows or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

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

Another important aspect of our fleet rotation program is the sale of used rental equipment. The sale of used equipment provides us with funds that can be used to purchase new equipment. Conditions may arise that could lead to the decrease in demand and/or resale values for our used equipment. This could have a material adverse effect on our financial results, which could result in substantial losses on the sale of equipment and decreases in cash flows from the sales of equipment.

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

As of March 31, 2015, Edward J. Shoen, President and Chairman of the Board of AMERCO, James P. Shoen, and Mark V. Shoen collectively are the beneficial owners of 9,139,166 shares (approximately 46.6%) of the outstanding common stock of AMERCO. Edward J., James P. and Mark V. Shoen are brothers. In addition, Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan (Trustee of the Shoen Irrevocable Trusts) and David L. Holmes (Successor Trustee of the Irrevocable “C” Trusts) (collectively, the “Reporting Persons”) are parties to a stockholder agreement dated, June 30, 2006, in which the Reporting Persons agreed to vote as one as provided in the agreement (the “Stockholder Agreement”).  Pursuant to the Stockholder Agreement, a collective 10,897,889 shares (approximately 55.6%) of the Company’s common stock are voted at the direction of a majority in interest of the Reporting Persons.  For additional information, refer to the Schedule 13Ds filed on July 13, 2006, March 9, 2007, June 26, 2009 and on May 1, 2013 with the SEC. In addition, 1,287,968 shares (approximately 6.6%) of the outstanding common stock of AMERCO are held by our Employee Savings and Employee Stock Ownership Trust.

As a result of their stock ownership and the Stockholder Agreement, Edward J. Shoen, Mark V. Shoen and James P. Shoen are in a position to significantly influence our business affairs and policies of the Company, including the approval of significant transactions, the election of the members of our Board of Directors (the “Board”) and other matters submitted to our stockholders. There can be no assurance that the interests of the Reporting Persons will not conflict with the interests of our other stockholders. Furthermore, as a result of the Reporting Persons’ voting power, the Company is a “controlled company” as defined in the Nasdaq Listing Rules and, therefore, may avail itself of certain exemptions under the Nasdaq rules, regarding having a majority of independent directors and independent director oversight of executive compensation and director nominations.

We bear certain risks related to our notes receivable from SAC Holding and Private Mini.

At March 31, 2015, we held $106.9 million of notes receivable from SAC Holding and Private Mini Storage Realty, L.P. (“Private Mini”), which consist of junior unsecured notes. These entities are highly leveraged with significant indebtedness to others. If SAC Holding or Private Mini are unable to meet their obligations to their senior lenders, it could trigger a default of their obligations to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral of SAC Holding and Private Mini is inadequate to repay their senior lenders and our junior unsecured notes. We cannot assure you that SAC Holding or Private Mini will not default on their loans to their senior lenders or that the value of their assets upon liquidation would be sufficient to repay us in full.

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

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remediation plan at each site where we believe such a plan is necessary. See Note 18, Contingencies of the Notes to Consolidated Financial Statements. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks.  Despite these compliance efforts, we believe that risk of environmental liability is part of the nature of our business.

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

A significant portion of our revenues are generated through third-parties.

Our business plan relies upon a network of independent dealers strategically placed throughout North America.  As of March 31, 2015 we had approximately 18,200 independent equipment rental dealers.  In fiscal 2015, approximately 46% of our equipment rental revenues were generated through this network.

Our inability to maintain this network or its current cost structure could inhibit our ability to adequately serve our customers and may negatively affect our results of operations and financial position.

We face liability risks associated with the operation of our rental fleet.

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

In May 2015, A.M. Best affirmed the financial strength rating for Oxford and Christian Fidelity Life Insurance Company (“CFLIC”) to A- with a stable outlook and affirmed the financial strength rating for North American Insurance Company (“NAI”) of B++ with a stable outlook. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

We may incur losses due to our reinsurers’ or counterparties’ failure to perform under existing contracts or we may be unable to secure sufficient reinsurance or hedging protection in the future.

We use reinsurance and derivative contracts to mitigate our risk of loss in various circumstances; primarily at Repwest and for Moving and Storage. These agreements do not release us from our primary obligations and therefore we remain ultimately responsible for these potential costs. We cannot provide assurance that these reinsurers or counterparties will fulfill their obligations. Their inability or unwillingness to make payments to us under the terms of the contracts may have a material adverse effect on our financial condition and results of operation.

At December 31, 2014, Repwest reported $1.7 million of reinsurance recoverables, net of allowances and $120.9 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $61.5 million.

Item 1B. Unresolved Staff Comments

To our knowledge, we have no unresolved staff comments as of March 31, 2015.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate approximately 1,600 U-Haul retail centers of which 481 are managed for other owners, and operates 11 manufacturing and assembly facilities. We also operate 134 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of Moving and Storage.

Item 3. Legal Proceedings

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

The claims arose from U-Haul’s use of the word “pod” and “pods” as a generic term for its U-Box moving and storage product. PEI alleged that such use is an inappropriate use of its PODS mark.  Under the claims alleged in its Complaint, PEI sought a Court Order permanently enjoining U-Haul from: (1) the use of the PODS mark, or any other trade name or trademark confusingly similar to the mark; and (2) the use of any false descriptions or representations or committing any acts of unfair competition by using the PODS mark or any trade name or trademark confusingly similar to the mark. PEI also sought a Court Order (1) finding all of PEI’s trademarks valid and enforceable and (2) requiring U-Haul to alter all web pages to promptly remove the PODS mark from all websites owned or operated on behalf of U-Haul. Finally, PEI sought an award of damages in an amount to be proven at trial, but which are alleged to be approximately $70 million. PEI also sought prejudgment interest, trebled damages, and punitive damages.

U-Haul does not believe that PEI’s claims have merit and vigorously defended the lawsuit.  On September 17, 2012, U-Haul filed its Counterclaims, seeking a Court Order declaring that: (1) U-Haul’s use of the term “pods” or “pod” does not infringe or dilute PEI’s purported trademarks or violate any of PEI’s purported rights; (2) The purported mark “PODS” is not a valid, protectable, or registrable trademark; and (3) The purported mark “PODS PORTABLE ON DEMAND STORAGE” is not a valid, protectable, or registrable trademark. U-Haul also sought a Court Order cancelling the marks at issue in the case.

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

On September 25, 2014, the jury returned a unanimous verdict, finding in favor of PEI and against U-Haul on all claims and counterclaims.  The jury awarded PEI $45 million in actual damages and $15.7 million in U-Haul’s alleged profits attributable to its use of the term “pod” or “pods”.

On October 1, 2014, the Court ordered briefing on U-Haul’s oral motion for directed verdict on its genericness defense, the motion on which the Court had deferred ruling during trial.  Pursuant to the Court’s order, the parties’ briefing on that motion was completed by October 21, 2014.

On March 11, 2015, the Court denied U-Haul’s Renewed Motion for Directed Verdict, For Judgment as a Matter of Law, Or in the Alternative, Motion for a New Trial. Also on March 11, 2015, the Court entered Judgment on the jury verdict in favor of PEI and against U-Haul in the amount of $60.7 million.

The parties have filed a series of post-Judgment motions:

On March 25, 2015, PEI filed a motion for an award of attorneys’ fees and expenses in the amount of $6.5 million, with supporting Affidavits.  On April 27, 2015, U-Haul filed its opposition brief to that motion.

On March 25, 2015, PEI filed a Proposed Bill of Costs in the amount of $186,411.  On April 14, 2015, U-Haul filed an opposition to PEI’s proposed bill of costs.  On May 1, 2015, PEI filed an amended bill of costs, in the amount of $196,133.

On April 6, 2015, U-Haul filed, with PEI’s consent, a motion to stay execution of the Judgment, pending the trial court’s rulings on UHI’s post-Judgment motions.  That motion was supported by a supersedeas bond in the amount of $60.9 million, which represents 100% of the Judgment plus post-Judgment interest at the rate of 0.25% per year for 18 months. PEI and U-Haul both reserved the right to modify the amount of the bond in the event the Judgment is modified by the Court’s rulings on the parties’ post-Judgment motions (described below).  On April 7, 2015, the Court granted U-Haul’s motion on consent, staying the Judgment pending rulings on U-Haul’s post-Judgment motions.

On April 8, 2015, U-Haul filed its Renewed Motion for Judgment As Matter of Law, or in the Alternative, Motion for New Trial, or to Alter the Judgment.  U-Haul argued that it is entitled to judgment as a matter of law because even when all evidence is viewed in PEI’s favor, it was legally insufficient for the jury to find for PEI.  Alternatively, U-Haul argued that it is entitled to a new trial because the verdict is against the weight of the evidence. Alternatively, U-Haul argued that the Court should reduce the damages and profits award under principles of equity. On April, 27, 2015, PEI filed its opposition brief.

On April 8, 2015, PEI filed a Motion to Amend the Judgment pursuant to Fed. R. Civ. P. 59(e), in which it asked that the Judgment be amended to include (i) the entry of a permanent injunction, (ii) an award of pre-Judgment interest, in the amount of $4.9 million, (iii) an award of post-Judgment interest in the amount of $11,441 and continuing to accrue at the rate of 0.25% while the case proceeds, (iv) doubling of the damages award to $121.4 million, and (v) the entry of an order directing the Patent and Trademark Office to dismiss the cancellation proceedings that U-Haul filed, which sought cancellation of the PODS trademarks.  On April 27, 2015, U-Haul filed its opposition brief arguing, among other things, that (1) PEI is not entitled to recover double the windfall the jury incorrectly awarded it, (2) PEI is not entitled to the overreaching injunction it seeks, (3) PEI is not entitled to pre-judgment interest, (4) PEI has overstated the amount of post-Judgment interest to which it is entitled, and (5) PEI’s request that the Court order the Trademark Trial and Appeal Board to dismiss U-Haul’s cancellation proceeding is premature.

On April 9, 2015, U-Haul filed a protective Notice of Appeal.  We expect that this notice of appeal will be automatically stayed and will become effective upon the disposition of (1) U-Haul’s renewed motion for judgment or a new trial or alteration of the Judgment or (2) PEI’s motion to alter or amend the Judgment, whichever comes later.

During the fourth quarter of fiscal 2015 the Company recorded an accrual related to the PEI litigation resulting in an increase in operating expenses of $60.7 million.

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

Part ii

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of May 1, 2015, there were approximately 3,200 holders of record of our common stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings. AMERCO’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “UHAL”.

The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	Years Ended March 31,
	2015		2014
	High	Low	High	Low
First quarter	$297.08	$224.71	$182.77	$150.24
Second quarter	294.45	255.97	192.17	158.23
Third quarter	291.54	231.53	240.40	184.01
Fourth quarter	335.00	266.26	244.69	210.00

Dividends

AMERCO does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances.

On February 5, 2015, the Company declared a cash dividend on its Common Stock of $1.00 per share to holders of record on March 6, 2015. The dividend was paid on March 17, 2015.

On December 4, 2013, the Company declared a cash dividend on its Common Stock of $1.00 per share to holders of record on January 10, 2014.  The dividend was paid on February 14, 2014.

On November 7, 2012, the Company declared a cash dividend on its Common Stock of $5.00 per share to holders of record on November 19, 2012. The dividend was paid on November 30, 2012.

See Note 20, Statutory Financial Information of Insurance Subsidiaries of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock for the period March 31, 2010 through March 31, 2015 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2010 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on NASDAQ on March 31, 2011, 2012, 2013, 2014 and 2015.

Fiscal years ended March 31:	2010	2011	2012	2013	2014	2015

AMERCO	$100	$179	$197	$338	$454	$648
Dow Jones US Total Market	100	113	122	134	152	164
Dow Jones US Transportation Average	100	121	120	143	173	200

Item 6.Selected Financial Data

The following selected financial data should be read in conjunction with the MD&A, and the Consolidated Financial Statements and related notes in this Annual Report.

Listed below is selected financial data for AMERCO and consolidated subsidiaries for each of the last five years:

	Years Ended March 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$2,146,391	$1,955,423	$1,767,520	$1,678,256	$1,547,015
Self-storage revenues	211,136	181,794	152,660	134,376	120,698
Self-moving and self-storage products and service sales	244,177	234,187	221,117	213,854	205,570
Property management fees	25,341	24,493	24,378	23,266	22,132
Life insurance premiums	156,103	157,919	178,115	277,562	206,992
Property and casualty insurance premiums	46,456	41,052	34,342	32,631	30,704
Net investment and interest income	84,728	79,591	82,903	73,552	62,745
Other revenue	160,199	160,793	97,552	78,530	55,503
Total revenues	3,074,531	2,835,252	2,558,587	2,512,027	2,251,359

Operating expenses	1,479,409	1,313,674	1,193,934	1,115,126	1,046,850
Commission expenses	249,642	227,332	204,758	190,254	170,708
Cost of sales	146,072	127,270	107,216	116,542	106,024
Benefits and losses	158,760	156,702	180,676	320,191	200,513
Amortization of deferred policy acquisition costs	19,661	19,982	17,376	13,791	9,494
Lease expense	79,798	100,466	117,448	131,215	150,809
Depreciation, net of (gains) losses on disposals (b)	278,165	259,612	237,996	208,901	189,266
Total costs and expenses	2,411,507	2,205,038	2,059,404	2,096,020	1,873,664

Earnings from operations	663,024	630,214	499,183	416,007	377,695
Interest expense	(97,525)	(92,692)	(90,696)	(90,371)	(88,381)
Fees and amortization on early extinguishment of debt	(4,081)	–	–	–	–
Pretax earnings	561,418	537,522	408,487	325,636	289,314
Income tax expense	(204,677)	(195,131)	(143,779)	(120,269)	(105,739)
Net earnings	356,741	342,391	264,708	205,367	183,575
Less: Excess of redemption value over carrying value of preferred shares redeemed	–	–	–	(5,908)	(178)
Less: Preferred stock dividends (a)	–	–	–	(2,913)	(12,412)
Earnings available to common shareholders	$356,741	$342,391	$264,708	$196,546	$170,985
Basic and diluted earnings per common share	$18.21	$17.51	$13.56	$10.09	$8.80
Weighted average common shares outstanding: Basic and diluted	19,586,633	19,558,758	19,518,779	19,476,187	19,432,781
Cash dividends declared and accrued Preferred stock (a)	$–	$–	$–	$2,913	$12,412
Cash dividends declared and accrued Common stock	19,594	19,568	97,421	–	–

Balance Sheet Data:
Property, plant and equipment, net	$4,107,637	$3,409,211	$2,755,054	$2,372,365	$2,094,573
Total assets	6,872,175	5,998,978	5,306,601	4,654,051	4,191,433
Notes, loans and leases payable	2,190,869	1,942,359	1,661,845	1,486,211	1,397,842
Stockholders' equity	1,884,359	1,527,368	1,229,259	1,035,820	993,020

(a) Fiscal 2012 and 2011 reflect eliminations of $0.3 million and $0.6 million, respectively paid to affiliates.
(b) (Gains) losses were ($74.6) million, ($33.6) million, ($22.5) million, ($20.9) million and ($23.1) million for fiscal 2015, 2014, 2013, 2012 and 2011, respectively.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2015 compared with fiscal 2014, and for fiscal 2014 compared with fiscal 2013 which are followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for fiscal 2016.

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

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2014, 2013 and 2012 correspond to fiscal 2015, 2014 and 2013 for AMERCO.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage rooms and portable moving and storage units available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our eMove capabilities.

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

See Note 1, Basis of Presentation, Note 21, Financial Information by Geographic Area and Note 21A, Consolidating Financial Information by Industry Segment of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data of this Annual Report.

Moving and Storage Operating Segment

Moving and Storage consists of the rental of trucks, trailers, portable moving and storage unit, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

uhaul.com is an online marketplace that connects consumers to Company operations as well as independent Moving Help® service providers and thousands of independent Self-Storage Affiliates. Our network of customer rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

Since 1945 U-Haul has incorporated sustainable practices into its everyday operations. We believe that our basic business premise of equipment sharing helps reduce greenhouse gas emissions and reduces the inventory of total large capacity vehicles. We continue to look for ways to reduce waste within our business and are dedicated to manufacturing reusable components and recyclable products. We believe that our commitment to sustainability, through our products and services and everyday operations has helped us to reduce our impact on the environment.

Property and Casualty Insurance Operating Segment

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Safemove Plus and Safestor protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

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

Recoverability of Property, Plant and Equipment

Our Property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. We follow the deferral method of accounting based on ASC 908 - Airlines for major overhauls in which engine and transmission overhauls are currently capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the remaining life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Management determined that additions to the fleet resulting from purchases should be depreciated on an accelerated method based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced by approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively, and then reduced on a straight line basis to a salvage value of 20% by the end of year fifteen. Beginning in October 2012, new purchased rental equipment subject to this depreciation schedule is depreciated to a salvage value of 15%. Comparatively, a standard straight line approach would reduce the book value by approximately 5.7% per year over the life of the truck. In fiscal 2015, we recorded $3.2 million of depreciation expense associated with the extension of the useful lives of rental equipment.

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

We have reserved each claim based upon the accumulation of current claim costs projected through each claimant’s life expectancy, and then adjusted for applicable reinsurance arrangements.  Management reviews each claim bi-annually to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.  We have factored in an estimate of what the potential cost increases could be in our IBNR liability.  We have not assumed settlement of the existing claims in calculating the reserve amount, unless it is in the final stages of completion.

Continued increases in claim costs, including medical inflation and new treatments and medications could lead to future adverse development resulting in additional reserve strengthening.  Conversely, settlement of existing claims or if injured workers return to work or expire prematurely, could lead to future positive development.

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in fiscal 2015, 2014 and 2013, respectively.

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

Financial Strength Ratings

In May 2015, A.M. Best affirmed the financial strength rating for Oxford to A- (Excellent) with a stable outlook.

Adoption of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for interim periods and annual period beginning after December 15, 2015; however early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

AMERCO and Consolidated Subsidiaries

Fiscal 2015 Compared with Fiscal 2014

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2015 and fiscal 2014:

	Year Ended March 31,
	2015	2014
	(In thousands)
Self-moving equipment rentals	$2,146,391	$1,955,423
Self-storage revenues	211,136	181,794
Self-moving and self-storage products and service sales	244,177	234,187
Property management fees	25,341	24,493
Life insurance premiums	156,103	157,919
Property and casualty insurance premiums	46,456	41,052
Net investment and interest income	84,728	79,591
Other revenue	160,199	160,793
Consolidated revenue	$3,074,531	$2,835,252

Self-moving equipment rental revenues increased $191.0 million for fiscal 2015, compared with fiscal 2014.  During fiscal 2015 we continued to broaden our retail distribution network through the expansion of our independent dealer network combined with the acquisition and development of new Company owned and operated locations.  Our rental equipment fleet expanded as we increased the number of trucks, trailers and towing devices available for customer use.  These initiatives, in tandem with our continued focus improving the rental process through the use of technology resulted in our ability to facilitate the increase in both our In-Town and one-way rental transactions.  These additional transactions account for the majority of the improvement in revenues during fiscal 2015.

Self-storage revenues increased $29.3 million for fiscal 2015, compared with fiscal 2014.  The improvement in revenue comes from an increase in the number of rooms rented at both new and existing locations along with an improvement in overall rental rates across our portfolio.  During fiscal 2015, we added approximately 2.1 million net rentable square feet or nearly a 12% increase, with approximately 0.7 million of that coming during the fourth quarter.  Meanwhile, the average monthly amount of occupied square feet increased by 13% compared with fiscal 2014.

Sales of self-moving and self-storage products and services increased $10.0 million for fiscal 2015, compared with fiscal 2014.  We earned increases from the sale of moving supplies, towing accessories and installation.

Life insurance premiums decreased $1.8 million for fiscal 2015, compared with fiscal 2014, primarily attributable to reduced life and Medicare supplement premiums.

Property and casualty insurance premiums increased $5.4 million for fiscal 2015, compared with fiscal 2014, primarily from policies sold in conjunction with U-Haul rental transactions. As moving transactions increased this year so did the sales of insurance products related to these transactions.

Net investment and interest income increased $5.1 million for fiscal 2015, compared with fiscal 2014.  Increases at our Life Insurance and Property and Casualty Insurance segments were due to a larger invested asset base along with realized gains.  Conversely, interest income from Moving and Storage has decreased since SAC Holdings and Private Mini repaid a combined $29.1 million of their junior note debt due to the Company in October 2014.

Other revenue decreased $0.6 million for fiscal 2015, compared with fiscal 2014 due in large part to our U-Box program performing below expectations.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $3,074.5 million for fiscal 2015 as compared with $2,835.3 million for fiscal 2014.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2015 and 2014. The insurance companies’ years ended December 31, 2014 and 2013.

	Year Ended March 31,
	2015	2014
	(In thousands)
Moving and storage
Revenues	$2,800,438	$2,571,950
Earnings from operations before equity in earnings of subsidiaries	610,430	584,681
Property and casualty insurance
Revenues	59,275	51,644
Earnings from operations	23,477	19,332
Life insurance
Revenues	219,656	215,528
Earnings from operations	29,755	26,671
Eliminations
Revenues	(4,838)	(3,870)
Earnings from operations before equity in earnings of subsidiaries	(638)	(470)
Consolidated Results
Revenues	3,074,531	2,835,252
Earnings from operations	663,024	630,214

Total costs and expenses increased $206.5 million for fiscal 2015 as compared with fiscal 2014. The Moving and Storage operating segment accounted for $202.7 million of the total increase for fiscal 2015 as compared with fiscal 2014. Operating expenses increased $165.7 million primarily from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense, net, increased $18.6 million while lease expense decreased $20.7 million as a result of the Company’s continued focus in financing new equipment on the balance sheet versus through operating leases. During the fourth quarter of fiscal 2015 the Company recorded an accrual related to the PEI litigation resulting in an increase in operating expenses of $60.7 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $663.0 million for fiscal 2015, compared with $630.2 million for fiscal 2014.

Interest expense for fiscal 2015 was $97.5 million, compared with $92.7 million for fiscal 2014 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.  In addition, we incurred costs associated with the early extinguishment of debt during the second quarter of fiscal 2015, which included $3.8 million of fees and $0.3 million of transaction cost amortization related to defeased debt.

Income tax expense was $204.7 million for fiscal 2015, compared with $195.1 million for fiscal 2014. The increase was due to higher pretax earnings for fiscal 2015.

As a result of the above mentioned items, earnings available to common shareholders were $356.7 million for fiscal 2015, compared with $342.4 million for fiscal 2014.

Basic and diluted earnings per common share for fiscal 2015 were $18.21, compared with $17.51 for fiscal 2014.

The weighted average common shares outstanding basic and diluted were 19,586,633 for fiscal 2015, compared with 19,558,758 for fiscal 2014.

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

Self-moving equipment rental revenues increased $187.9 million for fiscal 2014, compared with fiscal 2013. The convenience provided to our customers through additional company operated locations and our growing independent dealer network, combined with the expansion of the equipment rental fleet contributed to the increase in rental transactions. An increase in both In-Town and one-way transactions across our truck, trailer and towing device fleets is resulting in the growth in revenues Our focus continues to be on improving the rental experience for our customers through the availability of equipment, convenient access to rental locations and ease of the rental process.

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

Net investment and interest income decreased $3.3 million for fiscal 2014, compared with fiscal 2013.  Increases at Life Insurance from a larger invested asset base were more than offset by a decrease in gains related to the Company’s mortgage loan portfolio.

Other revenue increased $63.2 million for fiscal 2014, compared with fiscal 2013, primarily from the expansion of new business initiatives including our U-Box program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,835.3 million for fiscal 2014 as compared with $2,558.6 million for fiscal 2013.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2014 and 2013. The insurance companies’ years ended December 31, 2013 and 2012.

	Year Ended March 31,
	2014	2013
	(In thousands)
Moving and storage
Revenues	$2,571,950	$2,282,342
Earnings from operations before equity in earnings of subsidiaries	584,681	462,328
Property and casualty insurance	–
Revenues	51,644	48,200
Earnings from operations	19,332	14,194
Life insurance	–
Revenues	215,528	231,490
Earnings from operations	26,671	22,955
Eliminations	–
Revenues	(3,870)	(3,445)
Earnings from operations before equity in earnings of subsidiaries	(470)	(294)
Consolidated Results	–
Revenues	2,835,252	2,558,587
Earnings from operations	630,214	499,183

Total costs and expenses increased $145.6 million for fiscal 2014 as compared to fiscal 2013. Life Insurance decreased $19.7 million primarily due to reduced reserves and declines in Medicare supplement benefits.

Total costs and expenses at Moving and Storage increased $167.3 million for fiscal 2014 as compared to fiscal 2013. Operating expenses increased $120.0 million primarily from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense, net, increased $21.6 million while lease expense decreased $17.0 million as a result of the Company’s continued focus in financing new equipment on the balance sheet versus through operating leases.

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

Moving and Storage

Fiscal 2015 Compared with Fiscal 2014

Listed below are revenues for the major product lines at Moving and Storage for fiscal 2015 and fiscal 2014:

	Year Ended March 31,
	2015	2014
	(In thousands)
Self-moving equipment rentals	$2,149,986	$1,958,209
Self-storage revenues	211,136	181,794
Self-moving and self-storage products and service sales	244,177	234,187
Property management fees	25,341	24,493
Net investment and interest income	13,644	15,212
Other revenue	156,154	158,055
Moving and Storage revenue	$2,800,438	$2,571,950

Self-moving equipment rental revenues increased $191.8 million for fiscal 2015, compared with fiscal 2014.  During fiscal 2015 we continued to broaden our retail distribution network through the expansion of our independent dealer network combined with the acquisition and development of new Company owned and operated locations.  Our rental equipment fleet expanded as we increased the number of trucks, trailers and towing devices available for customer use.  These initiatives, in tandem with our continued focus on improving the rental process through the use of technology resulted in our ability to facilitate the increase in both our In-Town and one-way rental transactions.  These additional transactions account for the majority of the improvement in revenues during fiscal 2015.

Self-storage revenues increased $29.3 million for fiscal 2015, compared with fiscal 2014. The improvement in revenue comes from an increase in the number of rooms rented at both new and existing locations along with an improvement in overall rental rates across our portfolio.  During fiscal 2015, we added approximately 2.1 million net rentable square feet or nearly a 12% increase, with approximately 0.7 million of that coming during the fourth quarter.  Meanwhile, the average monthly amount of occupied square feet increased by 13% compared with fiscal 2014.

Sales of self-moving and self-storage products and services increased $10.0 million for fiscal 2015, compared with fiscal 2014.  We earned increases from the sale of moving supplies, towing accessories and installation.

Net investment and interest income decreased $1.6 million for fiscal 2015, compared with fiscal 2014.  SAC Holdings and Private Mini repaid a combined $29.1 million of their junior note debt due to the Company in October 2014 resulting in reduced interest income earned by the Company.

Other revenue decreased $1.9 million for fiscal 2015, compared with fiscal 2014 due in large part to our U-Box program performing below expectations.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2015	2014
	(In thousands, except occupancy rate)
Room count as of March 31	232	207
Square footage as of March 31	20,318	18,164
Average monthly number of rooms occupied	180	160
Average monthly occupancy rate based on room count	81.7%	80.5%
Average monthly square footage occupied	16,021	14,148

Total costs and expenses increased $202.7 million for fiscal 2015 as compared with fiscal 2014. Operating expenses increased $163.7 million primarily from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $59.6 million and gains from the disposal of property, plant and equipment increased by $41.1 million. Lease expense decreased $20.7 million as a result of the Company’s continued focus towards financing new equipment on the balance sheet versus through operating leases. During the fourth quarter of fiscal 2015 the Company recorded an accrual related to the PEI litigation resulting in an increase in operating expenses of $60.7 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries increased to $610.4 million for fiscal 2015 as compared with $584.7 million for fiscal 2014.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $4.8 million for fiscal 2015, compared with fiscal 2014.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $645.2 million for fiscal 2015, compared with $614.7 million for fiscal 2014.

Fiscal 2014 Compared with Fiscal 2013

Listed below are revenues for the major product lines at Moving and Storage for fiscal 2014 and fiscal 2013:

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

Other revenue increased $61.5 million for fiscal 2014, compared with fiscal 2013, primarily from the expansion of new business initiatives including our U-Box program.

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

Total costs and expenses increased $167.3 million for fiscal 2014 as compared to fiscal 2013. Operating expenses increased $120.0 million primarily from spending on personnel, rental equipment maintenance and operating costs associated with the U-Box program. Commission expenses increased in relation to the associated revenues. Depreciation expense increased $32.7 million and gains from the disposal of property, plant and equipment increased by $11.1 million. Lease expense decreased $17.0 million as a result of the Company’s continued focus towards financing new equipment on the balance sheet versus through operating leases.

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

Property and Casualty Insurance

2014 Compared with 2013

Net premiums were $46.5 million and $41.1 million for the years ended December 31, 2014 and 2013, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium growth corresponded with the increased moving and storage transactions at U-Haul.

Net investment income was $12.8 million and $10.6 million for the years ended December 31, 2014 and 2013, respectively. The increase was due to a $0.3 million gain on disposals in 2014, $0.4 million in real estate rental income and a $1.4 million increase in fixed maturity income due to an increase in invested assets.

Net operating expenses were $24.8 million and $20.8 million for the years ended December 31, 2014 and 2013, respectively. The increase was primarily due to a $3.7 million increase in commission expense.

Benefits and losses incurred were $11.0 million and $11.5 million for the years ended December 31, 2014 and 2013, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $23.5 million and $19.3 million for the years ended December 31, 2014 and 2013, respectively.

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

Net operating expenses were $20.8 million and $18.0 million for the years ended December 31, 2013 and 2012, respectively. The increase was a result of an increase in commission expense offset by a charge related to a reinsurance contract in 2012 and an increase in loss adjusting fee income.

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

Life Insurance

2014 Compared with 2013

Net premiums were $156.1 million and $157.9 million for the years ended December 31, 2014 and 2013, respectively. Medicare supplement premiums decreased by $2.4 million due to a reduction in the in force business offset by new sales. Medicare Supplement first year premiums were $9.4 million, or a $6.4 million increase above prior year.  Other product lines experienced a $0.6 million increase.  Annuity deposits, which are accounted for on our balance sheet as deposits rather than premiums, decreased by $16.9 million.

Net investment income was $59.1 million and $54.4 million for the years ended December 31, 2014 and 2013, respectively. Investment income increased $3.8 million due to a larger invested asset base while approximately $0.8 million came from realized gains.

Net operating expenses were $22.5 million and $23.7 million for the years ended December 31, 2014 and 2013, respectively. The variance was due to a reduction in commission expenses on declining earned premiums.

Benefits and losses incurred were $147.8 million and $145.2 million for the years ended December 31, 2014 and 2013, respectively. Life benefits increased $2.5 million resulting from higher mortality exposure. Medicare supplement benefits decreased $1.1 million from a reduction in the in force on the existing blocks offset by the increased benefits from new sales. Annuity benefits decreased $1.3 million due to the reserve reduction in single premium annuities and guaranteed life withdrawal benefit rider. Supplementary contract payments increased $0.2 million. Increase in interest credited to policyholders was $2.2 million as a result of a larger annuity account value.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $19.7 million and $20.0 million for the years ended December 31, 2014 and 2013, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $29.8 million and $26.7 million for the year ended December 31, 2014 and 2013, respectively.

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

Amortization of DAC, SIA and VOBA was $20.0 million and $17.4 million for the year ended December 31, 2013 and 2012, respectively. The increase over the prior year was primarily a result of increased amortization of annuity DAC and SIA from increased in force business along with amortization from legacy reinsured annuity blocks.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $26.7 million and $23.0 million for the year ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

We believe our current capital structure is a positive factor that will enable us to pursue our operational plans and goals and provide us with sufficient liquidity for the foreseeable future. There are many factors which could affect our liquidity, including some which are beyond our control, and there is no assurance that future cash flows and liquidity resources will be sufficient to meet our outstanding debt obligations and our other future capital needs.

At March 31, 2015, cash and cash equivalents totaled $441.9 million, compared with $495.1 million on March 31, 2014. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2015 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$431,873	$8,495	$1,482
Other financial assets	197,678	418,171	1,299,233
Debt obligations	2,190,869	–	–

(a) As of December 31, 2014

At March 31, 2015, Moving and Storage had available borrowing capacity under existing credit facilities of $130.0 million.

A summary of our consolidated cash flows for fiscal 2015, 2014 and 2013 is shown in the table below:

	Years Ended March 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$808,190	$709,504	$661,530
Net cash used by investing activities	(825,229)	(845,753)	(712,213)
Net cash provided (used) by financing activities	(25,461)	167,794	157,783
Effects of exchange rate on cash	(10,762)	(177)	(536)
Net cash flow	(53,262)	31,368	106,564
Cash at the beginning of the period	495,112	463,744	357,180
Cash at the end of the period	$441,850	$495,112	$463,744

Net cash provided by operating activities increased $98.7 million in fiscal 2015, compared with fiscal 2014, primarily from improving revenues along with an increase of $28.8 million of note repayments from SAC Holdings and Private Mini. These were partially offset by a $56.7 million increase in income tax payments.

Net cash used in investing activities decreased $20.5 million in fiscal 2015, compared with fiscal 2014. Purchases of property, plant and equipment, which are reported net of cash from sale and lease-back transactions, increased $222.5 million. Cash provided from the sales of property, plant and equipment increased $141.6 million largely due to an increase in truck sales. Life Insurance had a decrease in net cash used for investing of $26.6 million due to a decline in new annuity deposits.

Net cash used by financing activities increased $193.3 million in fiscal 2015, as compared with fiscal 2014 primarily driven by an increase in repayments of debt and capital leases of $368.8 million, offset by an increase in borrowings of $226.5 million. Net annuity deposits at Life Insurance decreased by $36.9 million compared with the same period last year.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2016 the Company will reinvest in its truck and trailer rental fleet approximately $500 million, net of equipment sales and excluding any lease buyouts. For fiscal 2015, the Company invested, net of sales, approximately $552 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2016 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2016 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through construction loans and internally generated funds. For fiscal 2015, the Company invested $375 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2016, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $700.3 million, $729.3 million and $435.3 million for fiscal 2015, 2014 and 2013, respectively. The components of our net capital expenditures are provided in the following table:

	Years Ended March 31,
	2015	2014	2013
	(In thousands)
Purchases of rental equipment	$958,872	$775,808	$599,044
Equipment lease buyouts	40,448	36,552	60,041
Purchases of real estate, construction and renovations	374,978	321,344	169,535
Other capital expenditures	44,556	62,569	47,330
Gross capital expenditures	1,418,854	1,196,273	875,950
Less: Lease proceeds	(306,955)	(196,908)	(219,966)
Less: Sales of property, plant and equipment	(411,629)	(270,053)	(220,699)
Net capital expenditures	700,270	729,312	435,285

Moving and Storage continues to hold significant cash and we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage market place, or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance's assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

We believe that stockholders equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Our Property and Casualty operating segment stockholder’s equity was $169.3 million, $146.8 million, and $136.9 million at December 31, 2014, 2013, and 2012, respectively. The increase in 2014 compared with 2013 resulted from net earnings of $15.4 million and an increase in accumulated other comprehensive income of $7.1 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance's net deposits for the year ended December 31, 2014 were $69.0 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Our Life Insurance operating segment stockholder’s equity was $274.2 million, $226.7 million, and $242.7 million at December 31, 2014, 2013 and 2012, respectively. The increase in 2014 compared with 2013 resulted from earnings of $19.4 million and a decrease in accumulated other comprehensive income of $28.1 million. Life Insurance has not historically used debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio. Oxford is a member of the Federal Home Loan Bank system and has the ability to borrow funds through this facility. As of December 31, 2014, Oxford had not drawn on this facility.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $767.5 million, $660.4 million and $665.6 million in fiscal 2015, 2014 and 2013, respectively primarily from improving revenues along with an increase of $28.8 million of note repayments from SAC Holdings and Private Mini. These were partially offset by a $56.7 million increase in income tax payments.

Property and Casualty Insurance

Net cash provided by operating activities was $16.6 million, $23.6 million, and $0.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. The decrease was primarily due to the commutation of excess workers’ compensation reinsurance in 2013.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $18.7 million, $35.5 million, and $45.2 million at December 31, 2014, 2013, and 2012, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided (used) by operating activities was $24.2 million, $25.5 million and ($4.4) million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in cash provided was primarily attributable to the increase in federal income tax expense and paid losses partially offset by the decrease in commission and the increase in investment income.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio. At December 31, 2014, 2013 and 2012, cash and cash equivalents and short-term investments amounted to $39.0 million, $39.6 million and $34.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At March 31, 2015, we had available borrowing capacity under existing credit facilities of $130.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 9, Borrowings of the Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

Certain assets and liabilities are recorded at fair value on the consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 15, Fair Value Measurements of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At March 31, 2015, we had $1.0 million of available-for-sale assets classified in Level 3.

The interest rate swaps held by us as hedges against interest rate risk for our variable rate debt are recorded at fair value. These values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate and are classified as Level 2.

Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2015:

		Payment due by Period (as of March 31, 2015)
Contractual Obligations	Total	04/01/15 - 03/31/16	04/01/16 - 03/31/18	04/01/18 - 03/31/20	Thereafter
	(In thousands)
Notes and loans payable - Principal	$1,398,399	$149,919	475,723	$174,046	$598,711
Notes and loans payable - Interest	382,311	60,666	90,940	58,559	172,146
Revolving credit agreements - Principal	190,000	–	90,029	99,971	–
Revolving credit agreements - Interest	10,296	3,132	5,596	1,568	–
Capital leases - Principal	602,470	110,891	194,064	227,322	70,193
Capital leases - Interest	51,380	16,472	23,015	10,791	1,102
Operating leases	273,792	97,650	61,901	53,430	60,811
Property and casualty obligations (a)	150,715	12,669	16,830	13,395	107,821
Life, health and annuity obligations (b)	2,628,177	161,719	293,584	263,430	1,909,444
Self insurance accruals (c)	363,552	99,400	150,701	59,224	54,227
Post retirement benefit liability	11,414	513	1,338	1,847	7,716
Total contractual obligations	$6,062,506	$713,031	$1,403,721	$963,583	$2,982,171

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

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.  The cash flows shown are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $1,112.1 million included in our consolidated balance sheet as of March 31, 2015. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

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

ASC 740 - Income Taxes liabilities and interest of $25.2 million is not included above due to uncertainty surrounding ultimate settlements, if any.

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed $72.3 million of residual values at March 31, 2015 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees were $134.5 million at March 31, 2015.

Historically, we have used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 19, Related Party Transactions of the Notes to Consolidated Financial Statements. These arrangements were primarily used when our overall borrowing structure was more limited. We do not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $25.8 million, $25.8 million and $23.7 million from the above mentioned entities during fiscal 2015, 2014 and 2013, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder of AMERCO and an estate planning trust benefitting Shoen children also have an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.6 million for each of fiscal years 2015, 2014 and 2013, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased by us.

At March 31, 2015, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $52.1 million, $49.9 million and $43.8 million in commissions pursuant to such dealership contracts during fiscal 2015, 2014 and 2013, respectively.

During fiscal 2015, subsidiaries of ours held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $5.9 million, $7.1 million and $8.4 million and received cash interest payments of $5.7 million, $17.2 million and $12.6 million from SAC Holdings during fiscal 2015, 2014 and 2013, respectively. During the first quarter of fiscal 2014, SAC Holdings made a payment of $10.4 million to reduce its outstanding deferred interest payable to AMERCO. We received repayments of $20.2 million during the third quarter of fiscal 2015 on these notes and interest receivables. After this repayment the scheduled maturities of these notes are 2017. The largest aggregate amount of notes receivable outstanding during fiscal 2015 was $71.5 million and the aggregate notes receivable balance at March 31, 2015 was $50.4 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $31.9 million, expenses of $2.6 million and cash flows of $60.0 million during fiscal 2015. Revenues and commission expenses related to the Dealer Agreements were $241.3 million and $52.1 million, respectively during fiscal 2015.

Fiscal 2016 Outlook

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

With respect to our storage business, we have added new locations and expanded at existing locations. In fiscal 2016, we are actively looking to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box program throughout fiscal 2016.

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

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2013 and ending March 31, 2015. We believe that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with GAAP, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(In thousands, except for share and per share data)
Total revenues	$642,730	$706,355	$906,491	$818,955
Earnings from operations	34,837	133,152	275,836	219,199
Earnings available to common shareholders	9,480	66,540	156,247	124,474
Basic and diluted earnings per common share	$0.47	$3.40	$7.98	$6.36
Weighted average common shares outstanding: basic and diluted	19,594,530	19,590,555	19,584,194	19,577,802

	Quarter Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(In thousands, except for share and per share data)
Total revenues	$601,741	$645,331	$839,223	$748,957
Earnings from operations	81,899	105,973	239,966	202,376
Earnings available to common shareholders	39,211	52,221	137,991	112,968
Basic and diluted earnings per common share	$2.00	$2.67	$7.06	$5.78
Weighted average common shares outstanding: basic and diluted	19,571,417	19,563,663	19,554,633	19,545,618

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at March 31, 2015:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$214,165		$(22,690)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
6,250	(a)	(45)	8/15/2008	6/15/2015	3.62%	1 Month LIBOR
6,097		(78)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
9,594		(166)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
5,300	(a)	(94)	3/30/2009	3/30/2016	2.24%	1 Month LIBOR
6,101	(a)	(172)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
11,875	(a)	(434)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
23,250	(a)	(546)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
9,400	(a)	(197)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
10,845	(b)	(114)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
14,063		(74)	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
27,563		126	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of March 31, 2015, we had $690.6 million of variable rate debt obligations and $10.8 million of a variable rate operating lease. If the London Inter-Bank Offer Rate were to increase 100 basis points, the increase in interest expense on the variable rate debt and a variable rate operating lease would decrease future earnings and cash flows by $3.6 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.2%, 5.4% and 5.8% of our revenue was generated in Canada in fiscal 2015, 2014 and 2013, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of March 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2015. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO USA, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AMERCO

Reno, Nevada

We have audited AMERCO and consolidated subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2015 and our report dated May 27, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

May 27, 2015

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, in connection with its 2015 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the 2015 fiscal year.

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

Item 11.   Executive Compensation

The information required to be disclosed under this Item 11 is incorporated herein by reference to the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed under this Item 12 is incorporated herein by reference to the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed under this Item 13 is incorporated herein by reference to the Proxy Statement.

Item 14.   Principal Accounting Fees and Services

The information required to be disclosed under this Item 14 is incorporated herein by reference to the Proxy Statement.

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

Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.52	Pledge and Security Agreement, dated February 17, 2011, by and among AMERCO, U-Haul Leasing and Sales Co. and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
10.53	Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2011, file no. 1-11255
10.54	Amended and Restated AMERCO Employee Stock Ownership Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2011, file no. 1-11255
10.55	Credit Agreement, dated April 29, 2011, among Amerco Real Estate Company, U-Haul Company of Florida and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2011, file no. 1-11255
10.56	Amended and Restated Property Management Agreement among Eighteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.57	Amended and Restated Property Management Agreement among Twenty SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.58	Amended and Restated Property Management Agreement among Twenty-One SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.59	Amended and Restated Property Management Agreement among Twenty-Two SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.60	Amended and Restated Property Management Agreement among Twenty-Three SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.61	Amended and Restated Property Management Agreement among Twenty-Four SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.62	Amended and Restated Property Management Agreement among Twenty-Five SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.63	Amended and Restated Property Management Agreement among Twenty-Six SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255

10.64	Amended and Restated Property Management Agreement among Twenty-Seven SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.65	Amended and Restated Property Management Agreement among Three-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.66	Amended and Restated Property Management Agreement among Three-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.67	Amended and Restated Property Management Agreement among Three-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.68	Amended and Restated Property Management Agreement among Three-D SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.69	Amended and Restated Property Management Agreement among Galaxy Storage One, LP and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.70	Amended and Restated Credit Agreement, dated March 15, 2012, among Amerco Real Estate Company, U-Haul Co. of Florida and J.P. Morgan Chase Bank, N.A.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.71	U-Haul Dealership Contract Addendum	Incorporated by reference to AMERCO’s Annual Report on Form 10-K, for the year ended March 31, 2012, file no. 1-11255
10.72	Stockholder Agreement dated April 29, 2013 between Edward J. Shoen, James P. Shoen, Mark V. Shoen, Rosmarie T. Donovan, as Trustee, and David Holmes, as Trustee	Incorporated by reference to Exhibit 99.2, filed with the Schedule 13-D, filed on May 1, 2013, file number 5-39669
10.73	Amendment to the Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q, for the year ended December 31, 2012, file no. 1-11255
14	Code of Ethics	Incorporated by reference to AMERCO’s Quarterly Report on Form 8-K, filed on April 15, 2014, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith

32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

* Indicates management plan or compensatory arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AMERCO

Reno, Nevada

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated subsidiaries (the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 27, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

May 27, 2015

Amerco and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2015	2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$441,850	$495,112
Reinsurance recoverables and trade receivables, net	189,869	199,322
Inventories, net	69,472	67,020
Prepaid expenses	126,296	55,269
Investments, fixed maturities and marketable equities	1,304,962	1,138,275
Investments, other	268,720	248,850
Deferred policy acquisition costs, net	115,422	118,707
Other assets	106,157	97,588
Related party assets	141,790	169,624
	2,764,538	2,589,767
Property, plant and equipment, at cost:
Land	467,482	405,177
Buildings and improvements	1,728,033	1,430,272
Furniture and equipment	355,349	322,146
Rental trailers and other rental equipment	436,642	373,325
Rental trucks	3,059,987	2,610,797
	6,047,493	5,141,717
Less: Accumulated depreciation	(1,939,856)	(1,732,506)
Total property, plant and equipment	4,107,637	3,409,211
Total assets	$6,872,175	$5,998,978
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$495,135	$357,954
Notes, loans and leases payable	2,190,869	1,942,359
Policy benefits and losses, claims and loss expenses payable	1,062,188	1,082,598
Liabilities from investment contracts	685,745	616,725
Other policyholders' funds and liabilities	8,999	7,988
Deferred income	18,081	31,390
Deferred income taxes, net	526,799	432,596
Total liabilities	4,987,816	4,471,610

Commitments and contingencies (notes 9, 16, 17, and 18)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of March 31, 2015 and 2014	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2015 and 2014	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of March 31, 2015 and 2014	–	–
Common stock, with 0.25 par value, 150,000,000 shares authorized:
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of March 31, 2015 and 2014	10,497	10,497
Additional paid-in capital	449,668	444,210
Accumulated other comprehensive loss	(34,365)	(53,923)
Retained earnings	2,142,600	1,805,453
Cost of common shares in treasury, net (22,377,912 shares as of March 31, 2015 and 2014)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of March 31, 2015 and 2014)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(6,391)	(1,219)
Total stockholders' equity	1,884,359	1,527,368
Total liabilities and stockholders' equity	$6,872,175	$5,998,978

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$2,146,391	$1,955,423	$1,767,520
Self-storage revenues	211,136	181,794	152,660
Self-moving and self-storage products and service sales	244,177	234,187	221,117
Property management fees	25,341	24,493	24,378
Life insurance premiums	156,103	157,919	178,115
Property and casualty insurance premiums	46,456	41,052	34,342
Net investment and interest income	84,728	79,591	82,903
Other revenue	160,199	160,793	97,552
Total revenues	3,074,531	2,835,252	2,558,587

Costs and expenses:
Operating expenses	1,479,409	1,313,674	1,193,934
Commission expenses	249,642	227,332	204,758
Cost of sales	146,072	127,270	107,216
Benefits and losses	158,760	156,702	180,676
Amortization of deferred policy acquisition costs	19,661	19,982	17,376
Lease expense	79,798	100,466	117,448
Depreciation, net of (gains) losses on disposals of (($74,631), ($33,557) and ($22,496), respectively)	278,165	259,612	237,996
Total costs and expenses	2,411,507	2,205,038	2,059,404

Earnings from operations	663,024	630,214	499,183
Interest expense	(97,525)	(92,692)	(90,696)
Fees and amortization on early extinguishment of debt	(4,081)	–	–
Pretax earnings	561,418	537,522	408,487
Income tax expense	(204,677)	(195,131)	(143,779)
Earnings available to common stockholders	$356,741	$342,391	$264,708
Basic and diluted earnings per common share	$18.21	$17.51	$13.56
Weighted average common shares outstanding: Basic and diluted	19,586,633	19,558,758	19,518,779

Related party revenues for fiscal 2015, 2014 and 2013, net of elimination, were $36.2 million, $36.9 million and $38.1 million, respectively.

Related party costs and expenses for fiscal 2015, 2014, and 2013, net of eliminations, were $54.7 million, $52.6 million and $46.5 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and Consolidated Subsidiaries

Consolidated statements of comprehensive income (loss)

Fiscal Year Ended March 31, 2015	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$561,418	$(204,677)	$356,741
Other comprehensive income:
Foreign currency translation	(19,883)	–	(19,883)
Unrealized net gain on investments	54,139	(18,949)	35,190
Change in fair value of cash flow hedges	8,203	(3,117)	5,086
Postretirement benefit obligations loss	(1,325)	490	(835)
Total comprehensive income	$602,552	$(226,253)	$376,299

Fiscal Year Ended March 31, 2014	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$537,522	$(195,131)	$342,391
Other comprehensive income:
Foreign currency translation	(9,134)	–	(9,134)
Unrealized net loss on investments	(51,590)	17,936	(33,654)
Change in fair value of cash flow hedges	19,317	(7,340)	11,977
Postretirement benefit obligations loss	(697)	265	(432)
Total comprehensive income	$495,418	$(184,270)	$311,148

Fiscal Year Ended March 31, 2013	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$408,487	$(143,779)	$264,708
Other comprehensive income:
Foreign currency translation	(1,271)	–	(1,271)
Unrealized net gain on investments	29,099	(10,320)	18,779
Change in fair value of cash flow hedges	9,405	(3,574)	5,831
Postretirement benefit obligations loss	(974)	391	(583)
Total comprehensive income	$444,746	$(157,282)	$287,464

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2012	$10,497	$433,743	$(45,436)	$1,317,064	$(525,653)	$(151,997)	$(2,398)	$1,035,820
Adjustment to initially apply ASU 2010-26	–	–	–	(1,721)	–	–	–	(1,721)
Increase in market value of released ESOP shares	–	4,425	–	–	–	–	–	4,425
Release of unearned ESOP shares	–	–	–	–	–	–	692	692
Foreign currency translation	–	–	(1,271)	–	–	–	–	(1,271)
Unrealized net gain on investments, net of tax	–	–	18,779	–	–	–	–	18,779
Fair market value of cash flow hedges, net of tax	–	–	5,831	–	–	–	–	5,831
Adjustment to post retirement benefit obligation	–	–	(583)	–	–	–	–	(583)
Net earnings	–	–	–	264,708	–	–	–	264,708
Common stock dividend: ($5.00 per share for fiscal 2013)	–	–	–	(97,421)	–	–	–	(97,421)
Net activity	–	4,425	22,756	165,566	–	–	692	193,439
Balance as of March 31, 2013	$10,497	$438,168	$(22,680)	$1,482,630	$(525,653)	(151,997)	$(1,706)	$1,229,259
Increase in market value of released ESOP shares	–	6,042	–	–	–	–	–	6,042
Release of unearned ESOP shares	–	–	–	–	–	–	487	487
Foreign currency translation	–	–	(9,134)	–	–	–	–	(9,134)
Unrealized net loss on investments, net of tax	–	–	(33,654)	–	–	–	–	(33,654)
Fair market value of cash flow hedges, net of tax	–	–	11,977	–	–	–	–	11,977
Adjustment to post retirement benefit obligation	–	–	(432)	–	–	–	–	(432)
Net earnings	–	–	–	342,391	–	–	–	342,391
Common stock dividends: ($1.00 per share for fiscal 2014)	–	–	–	(19,568)	–	–	–	(19,568)
Net activity	–	6,042	(31,243)	322,823	–	–	487	298,109
Balance as of March 31, 2014	$10,497	$444,210	$(53,923)	$1,805,453	$(525,653)	$(151,997)	$(1,219)	$1,527,368
Increase in market value of released ESOP shares	–	5,458	–	–	–	–	–	5,458
Release of unearned ESOP shares	–	–	–	–	–	–	265	265
Purchase of ESOP shares	–	–	–	–	–	–	(5,437)	(5,437)
Foreign currency translation	–	–	(19,883)	–	–	–	–	(19,883)
Unrealized net gain on investments, net of tax	–	–	35,190	–	–	–	–	35,190
Fair market value of cash flow hedges, net of tax	–	–	5,086	–	–	–	–	5,086
Adjustment to post retirement benefit obligation	–	–	(835)	–	–	–	–	(835)
Net earnings	–	–	–	356,741	–	–	–	356,741
Common stock dividends: ($1.00 per share for fiscal 2015)	–	–	–	(19,594)	–	–	–	(19,594)
Net activity	–	5,458	19,558	337,147	–	–	(5,172)	356,991
Balance as of March 31, 2015	$10,497	$449,668	$(34,365)	$2,142,600	$(525,653)	$(151,997)	$(6,391)	$1,884,359

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net earnings	$356,741	$342,391	$264,708
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	352,796	293,169	260,492
Amortization of deferred policy acquisition costs	19,661	19,982	17,376
Change in allowance for losses on trade receivables	(168)	(36)	(134)
Change in allowance for inventory reserves	(872)	871	1,133
Net gain on sale of real and personal property	(74,631)	(33,557)	(22,496)
Net gain on sale of investments	(3,925)	(6,411)	(8,323)
Deferred income taxes	76,500	46,371	13,518
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	9,632	62,506	36,322
Inventories	(1,579)	(11,495)	1,206
Prepaid expenses	(65,720)	2,186	(15,587)
Capitalization of deferred policy acquisition costs	(27,084)	(32,611)	(50,640)
Other assets	3,735	7,667	21,556
Related party assets	27,706	7,554	133,672
Accounts payable and accrued expenses	166,056	34,731	40,032
Policy benefits and losses, claims and loss expenses payable	(17,621)	(30,496)	(30,478)
Other policyholders' funds and liabilities	1,010	693	21
Deferred income	(13,181)	1,259	(1,312)
Related party liabilities	(866)	4,730	464
Net cash provided by operating activities	808,190	709,504	661,530

Cash flow from investing activities:
Purchase of:
Property, plant and equipment	(1,111,899)	(999,365)	(655,984)
Short term investments	(290,379)	(270,690)	(411,638)
Fixed maturity investments	(214,371)	(282,424)	(443,262)
Equity securities	(3,759)	(1,562)	(16,289)
Preferred stock	(2,006)	(640)	(6,296)
Real estate	(15,399)	(532)	(1,073)
Mortgage loans	(42,683)	(52,419)	(80,711)
Proceeds from sales and paydowns of:
Property, plant and equipment	411,629	270,053	220,699
Short term investments	287,883	269,052	417,520
Fixed maturity investments	107,867	138,401	160,806
Equity securities	3,082	29,139	372
Preferred stock	2,427	6,004	7,258
Real estate	396	544	671
Mortgage loans	41,983	48,686	95,714
Net cash used by investing activities	(825,229)	(845,753)	(712,213)

Cash flow from financing activities:
Borrowings from credit facilities	657,535	431,029	270,546
Principal repayments on credit facilities	(593,722)	(293,068)	(257,957)
Debt issuance costs	(12,327)	(3,943)	(2,223)
Capital lease payments	(121,202)	(53,079)	(26,877)
Leveraged Employee Stock Ownership Plan	(5,172)	487	692
Securitization deposits	–	–	1,195
Common stock dividends paid	(19,594)	(19,568)	(97,421)
Investment contract deposits	123,129	140,613	301,729
Investment contract withdrawals	(54,108)	(34,677)	(31,901)
Net cash provided (used) by financing activities	(25,461)	167,794	157,783

Effects of exchange rate on cash	(10,762)	(177)	(536)

Increase (decrease) in cash and cash equivalents	(53,262)	31,368	106,564
Cash and cash equivalents at the beginning of period	495,112	463,744	357,180
Cash and cash equivalents at the end of period	$441,850	$495,112	$463,744

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements

Note 1. Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2014, 2013 and 2012 correspond to fiscal 2015, 2014 and 2013 for AMERCO.

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

Description of Operating Segments

AMERCO has three reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

Moving and Storage includes AMERCO, U-Haul, and Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, and the rental of fixed and portable moving and storage units to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $100,000 CAD per account. At March 31, 2015 and March 31, 2014, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

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

In determining if and when a decline in market value below carrying value is an other-than-temporary impairment, management makes certain assumptions or judgments in its assessment including but not limited to: our ability to hold the security, quoted market prices, dealer quotes, discounted cash flows, industry factors, financial factors, and issuer specific information. Other-than-temporary impairments, to the extent of the decline, as well as realized gains or losses on the sale or exchange of investments are recognized in the current period operating results.

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

Inventories, net

Inventories, net were as follows:

	March 31,
	2015	2014
	(In thousands)
Truck and trailer parts and accessories (a)	$62,701	$61,843
Hitches and towing components (b)	15,308	14,412
Moving supplies and propane (b)	7,866	8,040
Subtotal	85,875	84,295
Less: LIFO reserves	(15,019)	(14,788)
Less: excess and obsolete reserves	(1,384)	(2,487)
Total	$69,472	$67,020

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

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 97% of the total inventories for March 31, 2015 and 2014. Had we utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $15.0 million and $14.8 million higher at March 31, 2015 and 2014, respectively. In fiscal 2015, the positive effect on income due to liquidation of a portion of the LIFO inventory was $0.1 million.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Property, Plant and Equipment

Our Property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. We follow the deferral method of accounting based on ASC 908 - Airlines for major overhauls in which engine and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. The net amount of (gains) or losses netted against depreciation expense were ($74.6) million, ($33.6) million and ($22.5) million during fiscal 2015, 2014 and 2013, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the remaining life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

Management determined that additions to the fleet resulting from purchases should be depreciated on an accelerated method based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis to a salvage value of 20% by the end of year fifteen. Beginning in October 2012, new purchased rental equipment subject to this depreciation schedule is depreciated to a salvage value of 15%. Comparatively, a standard straight line approach would reduce the book value by approximately 5.7% per year over the life of the truck. In fiscal 2015, we recorded $3.2 million of depreciation expense associated with the extension of the useful lives of rental equipment.

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

The carrying value of surplus real estate, which is lower than market value at the balance sheet date, was $14.1 million for both fiscal 2015 and 2014, respectively, and is included in Investments, other.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Property and Casualty Insurance’s liability for reported and unreported losses is based on Repwest’s historical data along with industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from re-insurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the re-insured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from re-insurers on unpaid losses are charged or credited to expense in the periods in which they are made.

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

We have reserved each claim based upon the accumulation of current claim costs projected through each claimant’s life expectancy and then adjusted for applicable reinsurance arrangements.  Management reviews each claim bi-annually to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.  We have factored in an estimate of what the potential cost increases could be in our IBNR liability.  We have not assumed settlement of the existing claims in calculating the reserve amount, unless it is in the final stages of completion.

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

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to the rental equipment. The consolidated balance sheets include $363.6 million and $370.7 million of liabilities related to these programs as of March 31, 2015 and 2014, respectively. These liabilities are recorded in Policy benefits and losses, claims and loss expenses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

Additionally, as of March 31, 2015 and 2014, the consolidated balance sheets include liabilities of $8.7 million and $8.4 million, respectively, related to our provided medical plan benefits for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of claims incurred but not reported. This liability is reported net of estimated recoveries from excess loss reinsurance policies with unaffiliated insurers of $0.3 million and $0.2 million for fiscal 2015 and 2014, respectively. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

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

Advertising

All advertising costs are expensed as incurred. Advertising expense was $7.5 million, $7.1 million and $6.7 million in fiscal 2015, 2014 and 2013, respectively.

Deferred Policy Acquisition Costs

Commissions and other costs that fluctuate with and are primarily related to the acquisition or renewal of certain insurance premiums are deferred. For our Life Insurance’s life and health insurance products, these costs are amortized, with interest, in relation to revenue such that costs are realized as a constant percentage of revenue. For its annuity insurance products the costs are amortized, with interest, in relation to the present value of actual and expected gross profits.

Starting in fiscal 2014, new annuity contract holders were provided with a sales inducement in the form of a premium bonus.  Sales inducements are recognized as an asset with a corresponding increase to the policyholder liability and are amortized in a similar manner to Deferred Acquisition Cost.  As of December 31, 2014, the Sales Inducement Asset included with Deferred Acquisition Cost amounted to $24.8 million on the consolidated balance sheet and amortization expense totaled $2.4 million.

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

Adoption of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for interim periods and annual period beginning after December 15, 2015; however early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 12,470; 33,173; and 66,669 as of March 31, 2015, 2014, and 2013, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 5.  Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2015	2014
	(In thousands)
Reinsurance recoverable	$130,734	$147,301
Trade accounts receivable	32,493	29,011
Paid losses recoverable	1,690	3,315
Accrued investment income	15,609	14,936
Premiums and agents' balances	1,082	1,129
Independent dealer receivable	154	411
Other receivable	8,897	4,177
	190,659	200,280
Less: Allowance for doubtful accounts	(790)	(958)
	$189,869	$199,322

Note 6.  Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.4 million and $16.3 million at December 31, 2014 and 2013, respectively.

Available-for-Sale Investments

Available-for-sale investments at March 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$99,722	$5,658	$(64)	$–	$105,316
U.S. government agency mortgage-backed securities	30,569	2,614	(39)	(3)	33,141
Obligations of states and political subdivisions	165,724	13,052	(298)	(10)	178,468
Corporate securities	885,470	44,426	(2,522)	(2,966)	924,408
Mortgage-backed securities	19,874	806	(1)	–	20,679
Redeemable preferred stocks	18,052	521	(253)	(24)	18,296
Common stocks	17,975	6,719	–	(40)	24,654
	$1,237,386	$73,796	$(3,177)	$(3,043)	$1,304,962

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

We sold available-for-sale securities with a fair value of $109.1 million, $170.0 million and $165.1 million in fiscal 2015, 2014 and 2013, respectively. The gross realized gains on these sales totaled $4.6 million, $5.0 million and $9.5 million in fiscal 2015, 2014 and 2013, respectively. We realized gross losses on these sales of $0.7 million, $1.4 million and $0.7 million in fiscal 2015, 2014 and 2013, respectively.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. There were no write downs in fiscal 2015, 2014 and 2013.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for fiscal 2015 or 2014.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	March 31, 2015		March 31, 2014
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$36,355	$37,055	$20,235	$20,475
Due after one year through five years	198,488	209,404	185,447	194,563
Due after five years through ten years	474,639	492,782	350,048	350,953
Due after ten years	472,003	502,092	531,645	521,289
	1,181,485	1,241,333	1,087,375	1,087,280

Mortgage backed securities	19,874	20,679	12,425	12,187
Redeemable preferred stocks	18,052	18,296	18,445	17,533
Equity securities	17,975	24,654	17,299	21,275
	$1,237,386	$1,304,962	$1,135,544	$1,138,275

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2015	2014
	(In thousands)
Mortgage loans, net	$161,851	$159,552
Short-term investments	47,739	44,700
Real estate	34,597	18,878
Policy loans	16,431	16,973
Other equity investments	8,102	8,747
	$268,720	$248,850

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses and any unamortized premium or discount. The allowance for probable losses was $0.4 million as of March 31, 2015 and 2014. The estimated fair value of these loans as of March 31, 2015 and 2014 approximated the carrying value. These loans represent first lien mortgages held by us.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 7. Other Assets

Other assets were as follows:

	March 31,
	2015	2014
	(In thousands)
Deposits (debt-related)	$49,467	$33,139
Cash surrender value of life insurance policies	30,563	30,934
Excess of loss reinsurance recoverable	–	15,000
Deferred charges (debt-related)	16,575	9,047
Other	9,552	9,468
	$106,157	$97,588

Note 8. Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2015	2014	2013
	(In thousands)
Fixed maturities	$58,716	$53,634	$50,696
Real estate	2,669	1,118	380
Insurance policy loans	1,072	1,159	1,126
Mortgage loans	10,677	9,450	17,952
Short-term, amounts held by ceding reinsurers, net and other investments	2,724	3,440	367
Investment income	75,858	68,801	70,521
Less: investment expenses	(1,962)	(1,629)	(1,374)
Investment income - related party	10,832	12,419	13,756
Net investment and interest income	$84,728	$79,591	$82,903

Note 9. Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2015 Rate (a)	Maturities	2015	2014
			(In thousands)
Real estate loan (amortizing term)	1.68% - 6.93%	2015 - 2023	$240,000	$250,000
Real estate loan (revolving credit)	-	2015	–	–
Senior mortgages	2.17% - 5.75%	2015 - 2038	717,512	684,915
Working capital loan (revolving credit)	-	2016	–	–
Fleet loans (amortizing term)	1.95% - 5.57%	2015 - 2021	317,784	370,394
Fleet loan (securitization)	4.90%	2017	75,846	90,793
Fleet loans (revolving credit)	1.17% - 2.02%	2017 - 2019	190,000	89,632
Capital leases (rental equipment)	1.95% - 7.84%	2015 - 2022	602,470	416,750
Other obligations	3.00% - 8.00%	2015 - 2045	47,257	39,875
Total notes, loans and leases payable			$2,190,869	$1,942,359

(a) Interest rate as of March 31, 2015, including the effect of applicable hedging instruments amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of March 31, 2015, the outstanding balance on the Real Estate Loan was $240.0 million. U-Haul International, Inc. is a guarantor of this loan.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At March 31, 2015, the applicable LIBOR was 0.18% and the applicable margin was 1.50%, the sum of which was 1.68% which applied to $25.0 million of the Real Estate Loan and matures September 2015, but can be paid off in full before this date. The rate on the remaining balance of $215.0 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The interest rate swap expires in August 2018, after this date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Amerco Real Estate Company and U-Haul Company of Florida entered into a revolving credit agreement for $50.0 million. As of March 31, 2015, we had the full $50.0 million available to be drawn. This agreement matured in April 2015.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of March 31, 2015 were in the aggregate amount of $717.5 million and mature between 2015 and 2038. During the second quarter of fiscal 2015, we paid off approximately $127 million of our senior mortgages before their maturity in July 2015. As part of this defeasance, we incurred costs associated with the early extinguishment of debt of $3.8 million in fees and $0.3 million of transaction cost amortization related to the defeased debt.

In January 2015, we paid off $245.9 million of our senior mortgages that were due July 2015. These loans carried interest rates between 5.52% and 5.68%. The note agreements allowed for prepayment without any extra costs or fees to us.

During fiscal 2015, we entered into $448.0 million of senior mortgages with rates between 2.17% and 4.81% that mature between 2017 and 2034. The senior mortgages require monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 4.22% and 5.75%. Additionally, $142.6 million of these loans have variable interest rates comprised of applicable LIBOR base rates between 0.17% and 0.18% plus margins between 2.00% and 2.50%, the sum of which was between 2.17% and 2.68%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At March 31, 2015, the full $25.0 million was available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement matures in April 2016. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate is the applicable LIBOR plus a margin of 1.25%.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of March 31, 2015 was $202.8 million with the final maturities between July 2015 and March 2021.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At March 31, 2015, the applicable LIBOR was between 0.17% and 0.18% and applicable margins were between 1.35% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 5.57% based on current margins. Additionally, $84.8 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

A subsidiary of U-Haul International, Inc. is a borrower under amortizing term loans with an aggregate balance of $115.0 million that were used to fund new truck acquisitions. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At March 31, 2015, the aggregate outstanding balance was $115.0 million.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At March 31, 2015, the outstanding balance was $75.8 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $75 million, which can be increased to a maximum of $225 million. The loan matures in October 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At March 31, 2015, the applicable LIBOR was 0.17% and the margin was 1.75%, the sum of which was 1.92%. Only interest is paid during the first four years of the loan with principal due monthly over the last nine months. As of March 31, 2015, the outstanding balance was $65.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $100 million, which can be increased to a maximum of $125 million. The loan matures in October 2017. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At March 31, 2015, the applicable LIBOR was 0.17% and the margin was 1.00%, the sum of which was 1.17%. Only interest is paid during the first three years of the loan with principal due monthly over the last nine months. As of March 31, 2015, the outstanding balance was $75.0 million.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $70 million. The loan matures in May 2019. This agreement contains an option to extend the maturity through February 2020. At March 31, 2015, the applicable LIBOR was 0.17% and the margin was 1.85%, the sum of which was 2.02%. Only interest is paid during the first five years of the loan with principal due upon maturity. As of March 31, 2015, the outstanding balance was $50.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between 5 and 7 years. At March 31, 2015, the balance of these leases was $602.5 million. The net book value of the corresponding capitalized assets was $735.6 million at March 31, 2015.

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

At March 31, 2015, the aggregate outstanding principal balance of the U-Notes issued was $53.6 million of which $6.3 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 3.00% and 8.00% and maturity dates between 2015 and 2045.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of March 31, 2015 for the next five years and thereafter are as follows:

	Year Ended March 31,
	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Notes, loans and leases payable, secured	$260,810	$420,347	$339,469	$250,204	$251,135	$668,904

Note 10. Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2015	2014	2013
	(In thousands)
Interest expense	$80,905	$72,538	$66,159
Capitalized interest	(1,204)	(571)	(415)
Amortization of transaction costs	3,495	3,551	4,133
Interest expense resulting from derivatives	14,329	17,174	20,819
Total interest expense	97,525	92,692	90,696
Write-off of transaction costs related to early extinguishment of debt	298	–	–
Fees on early extinguishment of debt	3,783	–	–
Fees and amortization on early extinguishment of debt	4,081	–	–
Total	$101,606	$92,692	$90,696

Interest paid in cash, including payments related to derivative contracts, amounted to $95.0 million, $87.8 million and $84.6 million for fiscal 2015, 2014 and 2013, respectively. In addition, during fiscal 2015, we paid $3.8 million associated to the fees on the early extinguishment of debt.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Interest Rates

Interest rates and our revolving credit borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2015	2014	2013
	(In thousands, except interest rates)
Weighted average interest rate during the year	1.70%	1.10%	1.25%
Interest rate at year end	1.65%	1.78%	0.00%
Maximum amount outstanding during the year	$232,000	$89,632	$48,920
Average amount outstanding during the year	$187,004	$18,658	$18,707
Facility fees	$336	$301	$449

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

(a) forward swap

(b) operating lease

As of March 31, 2015, the total notional amount of our variable interest rate swaps on debt and an operating lease was $333.7 million and $10.8 million, respectively.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivative Fair Value as of
	March 31, 2015	March 31, 2014
	(In thousands)
Interest rate contracts designated as hedging instruments	$24,484	$32,716

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	Years Ended March 31,
	2015	2014	2013
	(In thousands)
Loss recognized in income on interest rate contracts	$14,329	$17,174	$20,819
Gain recognized in AOCI on interest rate contracts (effective portion)	$(8,203)	$(19,317)	$(9,405)
Loss reclassified from AOCI into income (effective portion)	$14,358	$16,691	$19,178
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(29)	$483	$1,641

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During fiscal 2015, we recognized an increase in the fair value of our cash flows hedges of $5.1 million, net of taxes.  Embedded in this change was $14.4 million of losses reclassified from accumulated other comprehensive income to interest expense during the year, net of taxes. At March 31, 2015, we expect to reclassify $12.7 million of net losses on interest rate contracts from accumulated other comprehensive income (loss) to earnings as interest expense over the next twelve months. Please see Note 3, Accounting Policies in the Notes to Consolidated Financial Statements.

Note 12. Stockholders’ Equity

On February 4, 2015, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on March 6, 2015. The dividend was paid on March 17, 2015.

On December 4, 2013, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on January 10, 2014. The dividend was paid on February 14, 2014.

On November 7, 2012, we declared a cash dividend on our Common Stock of $5.00 per share to holders of record on November 19, 2012. The dividend was paid on November 30, 2012.

Note 13.  Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2015	2014	2013
	(In thousands)
Pretax earnings:
U.S.	$541,371	$516,207	$389,342
Non-U.S.	20,047	21,315	19,145
Total pretax earnings	$561,418	$537,522	$408,487

Current provision (benefit)
Federal	$112,634	$131,246	$116,788
State	14,248	12,641	12,199
Non-U.S.	2,599	3,787	3,344
	129,481	147,674	132,331
Deferred provision (benefit)
Federal	67,306	37,979	8,466
State	5,256	7,553	1,458
Non-U.S.	2,634	1,925	1,524
	75,196	47,457	11,448

Provision for income tax expense	$204,677	$195,131	$143,779

Income taxes paid (net of income tax refunds received)	$195,072	$138,384	$144,682

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2015	2014	2013
	(In percentages)
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefit	2.21%	2.38%	2.08%
Foreign rate differential	(0.32)%	(0.33)%	(0.45)%
Federal tax credits	(0.29)%	(0.32)%	(0.51)%
Dividend received deduction	(0.03)%	(0.03)%	(0.03)%
Other	(0.11)%	(0.40)%	(0.89)%
Actual tax expense of operations	36.46%	36.30%	35.20%

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$1,228	$2,040
Accrued expenses	171,761	150,935
Policy benefit and losses, claims and loss expenses payable, net	19,560	22,479
Unrealized losses	–	1,857
Total deferred tax assets	$192,549	$177,311

Deferred tax liabilities:
Property, plant and equipment	$680,501	$593,654
Deferred policy acquisition costs	18,369	16,250
Unrealized gains	20,216	–
Other	262	3
Total deferred tax liabilities	719,348	609,907
Net deferred tax liability	$526,799	$432,596

The net operating loss and credit carry-forwards in the above table are primarily attributable to $18.1 million of state net operating losses that will begin to expire March 31, 2016 if not utilized.

ASC 740 prescribes a minimum recognition and measurement methodology that a tax position is required to meet before being recognized in the financial statements. The total amount of unrecognized tax benefits at April 1, 2014 was $16.9 million. This entire amount of unrecognized tax benefits if resolved in our favor, would favorably impact our effective tax rate. During the current year we recorded tax expense (net of settlements), resulting from uncertain tax positions in the amount of $3.1 million. At March 31, 2015, the amount of unrecognized tax benefits and the amount that would favorably affect our effective tax rate was $20.0 million.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

	Unrecognized Tax Benefits
	March 31,
	2015	2014
	(In thousands)

Unrecognized tax benefits beginning balance	$16,850	$13,862
Additions based on tax positions related to the current year	3,079	3,000
Settlements	–	(12)
Unrecognized tax benefits ending balance	$19,929	$16,850

We recognize interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At April 1, 2014, the amount of interest and penalties accrued on unrecognized tax benefits was $4.7 million, net of tax. During the current year we recorded expense from interest and penalties in the amount of $0.5 million, net of tax. At March 31, 2015, the amount of interest and penalties accrued on unrecognized tax benefits was $5.2 million, net of tax.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, we are no longer subject to audit for years prior to the fiscal year ended March 31, 2012. No provision was made for U.S. taxes payable on undistributed foreign earnings since these amounts are permanently reinvested.

Note 14.  Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2015, 2014 or 2013.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor a leveraged ESOP that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. ESOP shares are committed to be released monthly and ESOP compensation expense is recorded based on the current market price at the end of the month. These shares then become outstanding for the earnings per share computations. ESOP compensation expense was $6.9 million, $6.6 million and $5.0 million for fiscal 2015, 2014 and 2013, respectively. Listed below is a summary of these financing arrangements as of fiscal year-end:

	Outstanding as of	Interest Payments
Financing Date	March 31, 2015	2015	2014	2013
	(In thousands)
June, 1991	$240	$48	$53	$250
March, 1999	–	–	–	–
February, 2000	–	–	–	–
April, 2001	–	–	–	–
July, 2009	866	31	17	35

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Leveraged contributions to the Plan Trust during fiscal 2015, 2014 and 2013 were $1.0 million, $0.7 million and $1.7 million, respectively. In fiscal 2015, the Company made a non-leveraged contribution of  $8.0 million to the Plan Trust. In fiscal 2014 $0.6 million of common stock dividends paid to unallocated shares was applied towards debt service.

Shares held by the Plan were as follows:

	Years Ended March 31,
	2015	2014
	(In thousands)
Allocated shares	1,249	1,312
Unreleased shares - leveraged	14	40
Fair value of unreleased shares - leveraged	$4,781	$9,277
Unreleased shares - non-leveraged	25	–
Fair value of unreleased shares - non-leveraged	$8,242	$–

The fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2015 and March 31, 2014, respectively.

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

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2015	2014	2013
	(In thousands)
Service cost for benefits earned during the period	$827	$726	$622
Interest cost on accumulated postretirement benefit	720	564	554
Other components	14	19	4
Net periodic postretirement benefit cost	$1,561	$1,309	$1,180

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The fiscal 2015 and fiscal 2014 post retirement benefit liability included the following components:

	Years Ended March 31,
	2015	2014
	(In thousands)
Beginning of year	$16,119	$14,376
Service cost for benefits earned during the period	827	726
Interest cost on accumulated post retirement benefit	720	564
Net benefit payments and expense	(450)	(263)
Actuarial loss	1,338	716
Accumulated postretirement benefit obligation	18,554	16,119

Current liabilities	513	397
Non-current liabilities	18,041	15,722

Total post retirement benefit liability recognized in statement of financial position	18,554	16,119
Components included in accumulated other comprehensive income (loss):
Unrecognized net loss	(1,817)	(492)
Cumulative net periodic benefit cost (in excess of employer contribution)	$16,737	$15,627

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2015	2014	2013
	(In percentages)
Accumulated postretirement benefit obligation	3.99%	4.49%	3.77%

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Amounts shown on the previous page include the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2015 was 7.3% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2029. The assumed health care cost trend rate used to measure the accumulated post retirement benefit obligation as of the end of fiscal 2014 (and used to measure the fiscal 2015 net periodic benefit cost) was 7.6% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2029.

If the estimated health care cost trend rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by $265,390 and the total of the service cost and interest cost components would increase by $31,993. A decrease in the estimated health care cost trend rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $300,327 and the total of the service cost and interest cost components would decrease by $36,715.

Post employment benefits provided by us, other than upon retirement, are not material.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2016	$513
2017	615
2018	723
2019	852
2020	995
2021 through 2025	7,716
Total	$11,414

Note 15.  Fair Value Measurements

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheet at March 31, 2015 and 2014, that are subject to ASC 820 and the valuation approach applied to each of these items.

Year Ended March 31, 2015	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$460,762	$460,762	$–	$–
Fixed maturities - available for sale	1,262,012	967,986	293,022	1,004
Preferred stock	18,296	18,296	–	–
Common stock	24,654	24,654	–	–
Derivatives	4,876	4,876	–	–
Total	$1,770,600	$1,476,574	$293,022	$1,004

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	24,484	–	24,484	–
Total	$24,484	$–	$24,484	$–

In light of our definition of an active market at the end of the fourth quarter of fiscal 2015, we reclassified $28.9 million of fixed maturities – available for sale from Level 1 to Level 2 due to a review of their trading activity.

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

The following tables represent the fair value measurements for our assets at March 31, 2015 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(In thousands)
Balance at March 31, 2014	$1,104

Fixed Maturities - Asset Backed Securities - redeemed	(75)
Fixed Maturities - Asset Backed Securities - net gain (realized)	26
Fixed Maturities - Asset Backed Securities - net loss (unrealized)	(51)
Balance at March 31, 2015	$1,004

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 16.  Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $110,000.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2014
Life insurance in force	$905,987	$402	$990,406	$1,895,991	52%
Premiums earned:
Life	$47,298	$–	$12,337	$59,635	21%
Accident and health	93,319	345	2,796	95,770	3%
Annuity	386	–	312	698	45%
Property and casualty	46,417	–	39	46,456	0%
Total	$187,420	$345	$15,484	$202,559

Year ended December 31, 2013
Life insurance in force	$861,967	$403	$1,033,136	$1,894,700	55%
Premiums earned:
Life	$45,625	$212	$12,888	$58,301	22%
Accident and health	95,536	397	3,157	98,296	3%
Annuity	847	23	498	1,322	38%
Property and casualty	40,685	–	367	41,052	1%
Total	$182,693	$632	$16,910	$198,971

Year ended December 31, 2012
Life insurance in force	$811,035	$16,471	1,083,550	$1,878,114	58%
Premiums earned:
Life	$52,751	$2,685	$13,640	$63,706	21%
Accident and health	106,266	454	3,409	109,221	3%
Annuity	6,095	1,208	301	5,188	6%
Property and casualty	31,537	–	2,805	34,342	8%
Total	$196,649	$4,347	$20,155	$212,457

  Balances are reported net of inter-segment transactions.

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Repwest holds letters of credit at year end in the amount of $0.4 million from re-insurers and has issued letters of credit in the amount of $1.9 million in favor of certain ceding companies.

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	December 31,
	2014	2013
	(In thousands)
Unpaid losses and loss adjustment expense	$271,609	$295,126
Reinsurance losses payable	135	90
Total	$271,744	$295,216

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Balance at January 1	$295,126	$330,093	$382,328
Less: reinsurance recoverable	136,535	176,439	223,865
Net balance at January 1	158,591	153,654	158,463
Incurred related to:
Current year	11,690	9,861	8,962
Prior years	(694)	1,652	7,036
Total incurred	10,996	11,513	15,998
Paid related to:
Current year	6,155	5,226	4,405
Prior years	12,717	1,350	16,402
Total paid	18,872	6,576	20,807
Net balance at December 31	150,715	158,591	153,654
Plus: reinsurance recoverable	120,894	136,535	176,439
Balance at December 31	$271,609	$295,126	$330,093

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $120.9 million) decreased by $7.9 million in 2014.

Note 17.  Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of March 31, 2015, we have guaranteed $72.3 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and has experienced no material losses relating to these types of residual value guarantees.

Lease expenses were as follows:

	Years Ended March 31,
	2015	2014	2013
	(In thousands)
Lease expense	$79,798	$100,466	$117,448

Operating lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(In thousands)
Year-ended March 31:
2016	$15,388	$32,265	$47,653
2017	15,039	14,462	29,501
2018	14,787	11,007	25,794
2019	13,772	9,004	22,776
2020	13,658	1,312	14,970
Thereafter	60,811	–	60,811
Total	$133,455	$68,050	$201,505

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

The claims arose from U-Haul’s use of the word “pod” and “pods” as a generic term for its U-Box moving and storage product. PEI alleged that such use is an inappropriate use of its PODS mark.  Under the claims alleged in its Complaint, PEI sought a Court Order permanently enjoining U-Haul from: (1) the use of the PODS mark, or any other trade name or trademark confusingly similar to the mark; and (2) the use of any false descriptions or representations or committing any acts of unfair competition by using the PODS mark or any trade name or trademark confusingly similar to the mark. PEI also sought a Court Order (1) finding all of PEI’s trademarks valid and enforceable and (2) requiring U-Haul to alter all web pages to promptly remove the PODS mark from all websites owned or operated on behalf of U-Haul. Finally, PEI sought an award of damages in an amount to be proven at trial, but which are alleged to be approximately $70 million. PEI also sought prejudgment interest, trebled damages, and punitive damages.

U-Haul does not believe that PEI’s claims have merit and vigorously defended the lawsuit.  On September 17, 2012, U-Haul filed its Counterclaims, seeking a Court Order declaring that: (1) U-Haul’s use of the term “pods” or “pod” does not infringe or dilute PEI’s purported trademarks or violate any of PEI’s purported rights; (2) The purported mark “PODS” is not a valid, protectable, or registrable trademark; and (3) The purported mark “PODS PORTABLE ON DEMAND STORAGE” is not a valid, protectable, or registrable trademark. U-Haul also sought a Court Order cancelling the marks at issue in the case.

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

On September 25, 2014, the jury returned a unanimous verdict, finding in favor of PEI and against U-Haul on all claims and counterclaims.  The jury awarded PEI $45 million in actual damages and $15.7 million in U-Haul’s alleged profits attributable to its use of the term “pod” or “pods”.

On October 1, 2014, the Court ordered briefing on U-Haul’s oral motion for directed verdict on its genericness defense, the motion on which the Court had deferred ruling during trial.  Pursuant to the Court’s order, the parties’ briefing on that motion was completed by October 21, 2014.

On March 11, 2015, the Court denied U-Haul’s Renewed Motion for Directed Verdict, For Judgment as a Matter of Law, Or in the Alternative, Motion for a New Trial. Also on March 11, 2015, the Court entered Judgment on the jury verdict in favor of PEI and against U-Haul in the amount of $60.7 million.

The parties have filed a series of post-Judgment motions:

On March 25, 2015, PEI filed a motion for an award of attorneys’ fees and expenses in the amount of $6.5 million, with supporting Affidavits.  On April 27, 2015, U-Haul filed its opposition brief to that motion.

On March 25, 2015, PEI filed a Proposed Bill of Costs in the amount of $186,411.  On April 14, 2015, U-Haul filed an opposition to PEI’s proposed bill of costs.  On May 1, 2015, PEI filed an amended bill of costs, in the amount of $196,133.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

On April 6, 2015, U-Haul filed, with PEI’s consent, a motion to stay execution of the Judgment, pending the trial court’s rulings on UHI’s post-Judgment motions.  That motion was supported by a supersedeas bond in the amount of $60.9 million, which represents 100% of the Judgment plus post-Judgment interest at the rate of 0.25% per year for 18 months. PEI and U-Haul both reserved the right to modify the amount of the bond in the event the Judgment is modified by the Court’s rulings on the parties’ post-Judgment motions (described below).  On April 7, 2015, the Court granted U-Haul’s motion on consent, staying the Judgment pending rulings on U-Haul’s post-Judgment motions.

On April 8, 2015, U-Haul filed its Renewed Motion for Judgment As Matter of Law, or in the Alternative, Motion for New Trial, or to Alter the Judgment.  U-Haul argued that it is entitled to judgment as a matter of law because even when all evidence is viewed in PEI’s favor, it was legally insufficient for the jury to find for PEI.  Alternatively, U-Haul argued that it is entitled to a new trial because the verdict is against the weight of the evidence. Alternatively, U-Haul argued that the Court should reduce the damages and profits award under principles of equity. On April, 27, 2015, PEI filed its opposition brief.

On April 8, 2015, PEI filed a Motion to Amend the Judgment pursuant to Fed. R. Civ. P. 59(e), in which it asked that the Judgment be amended to include (i) the entry of a permanent injunction, (ii) an award of pre-Judgment interest, in the amount of $4.9 million, (iii) an award of post-Judgment interest in the amount of $11,441 and continuing to accrue at the rate of 0.25% while the case proceeds, (iv) doubling of the damages award to $121.4 million, and (v) the entry of an order directing the Patent and Trademark Office to dismiss the cancellation proceedings that U-Haul filed, which sought cancellation of the PODS trademarks.  On April 27, 2015, U-Haul filed its opposition brief arguing, among other things, that (1) PEI is not entitled to recover double the windfall the jury incorrectly awarded it, (2) PEI is not entitled to the overreaching injunction it seeks, (3) PEI is not entitled to pre-judgment interest, (4) PEI has overstated the amount of post-Judgment interest to which it is entitled, and (5) PEI’s request that the Court order the Trademark Trial and Appeal Board to dismiss U-Haul’s cancellation proceeding is premature.

On April 9, 2015, U-Haul filed a protective Notice of Appeal.  We expect that this notice of appeal will be automatically stayed and will become effective upon the disposition of (1) U-Haul’s renewed motion for judgment or a new trial or alteration of the Judgment or (2) PEI’s motion to alter or amend the Judgment, whichever comes later.

During the fourth quarter of fiscal 2015 the Company recorded an accrual related to the PEI litigation resulting in an increase in operating expenses of $60.7 million.

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

Note 19.  Related Party Transactions

As set forth in the Audit Committee Charter and consistent with NASDAQ Listing Rules, our Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance to GAAP. Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. Our internal processes are designed to ensure that our legal and finance departments identify and monitor potential related party transactions that may require disclosure and Audit Committee oversight.

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

Related Party Revenues

	Years Ended March 31,
	2015	2014	2013
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$5,914	$7,071	$8,373
U-Haul interest income revenue from Private Mini	4,918	5,348	5,383
U-Haul management fee revenue from SAC Holdings	18,472	18,007	18,731
U-Haul management fee revenue from Private Mini	2,614	2,437	2,305
U-Haul management fee revenue from Mercury	4,255	4,049	3,342
	$36,173	$36,912	$38,134

During fiscal 2015, subsidiaries of ours held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant shareholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $5.7 million, $17.2 million and $12.6 million, from SAC Holdings during fiscal 2015, 2014 and 2013, respectively. During the first quarter of fiscal 2014, SAC Holdings made a payment of $10.4 million to reduce its outstanding deferred interest payable to AMERCO. We received repayments of $20.2 million during the third quarter of fiscal 2015 on these notes and interest receivables. After this repayment the scheduled maturities of these notes are 2017. The largest aggregate amount of notes receivable outstanding during fiscal 2015 was $71.5 million and the aggregate notes receivable balance at March 31, 2015 was $50.4 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time.

During fiscal 2015, AMERCO and U-Haul held various junior notes issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $5.1 million, $5.4 million and $5.4 million from Private Mini during fiscal years 2015, 2014 and 2013, respectively. The largest aggregate amount outstanding during fiscal 2015 was $65.5 million and the aggregate notes receivable balance at March 31, 2015 was $56.5 million. We received repayments of $9.0 million during the third quarter of fiscal 2015 on these notes and interest receivables.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $25.8 million, $25.8 million and $23.7 million from the above mentioned entities during fiscal 2015, 2014 and 2013, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen.  James P. Shoen, a significant shareholder of AMERCO, and an estate planning trust benefitting Shoen children also have an interest in Mercury.

Related Party Costs and Expenses

	Years Ended March 31,
	2015	2014	2012
	(In thousands)
U-Haul lease expenses to SAC Holdings	$2,618	$2,619	$2,626
U-Haul commission expenses to SAC Holdings	48,833	46,886	41,185
U-Haul commission expenses to Private Mini	3,258	3,047	2,650
	$54,709	$52,552	$46,461

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At March 31, 2015, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $31.9 million, expenses of $2.6 million and cash flows of $60.0 million during fiscal 2015. Revenues and commission expenses related to the Dealer Agreements were $241.3 million and $52.1 million, respectively for fiscal 2015.

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

We have not provided financial or other support explicitly or implicitly during the fiscal year ended March 31, 2015 to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	March 31,
	2015	2014
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$59,375	$68,451
U-Haul notes receivable from SAC Holding Corporation	50,428	71,464
U-Haul interest receivable from SAC Holdings	4,579	4,376
U-Haul receivable from SAC Holdings	20,108	19,418
U-Haul receivable from Mercury	6,667	5,930
Other (a)	633	(15)
	$141,790	$169,624

(a) Timing differences for intercompany balances with insurance subsidiaries resulting from the three month difference in reporting periods.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 20.  Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the State of Arizona require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income (loss) and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Repwest:
Audited statutory net income	$21,287	$18,286	$16,923
Audited statutory capital and surplus	155,835	126,836	94,284
ARCOA:
Audited statutory net income (loss)	1,358	532	(1,881)
Audited statutory capital and surplus	4,175	2,666	2,201
Oxford:
Audited statutory net income	12,115	11,130	13,936
Audited statutory capital and surplus	158,512	148,486	131,920
CFLIC:
Audited statutory net income	9,157	9,567	8,734
Audited statutory capital and surplus	28,551	28,848	28,042
NAI:
Audited statutory net income (loss)	886	(419)	(1,962)
Audited statutory capital and surplus	11,589	10,185	9,804

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest at December 31, 2014 that could be distributed as ordinary dividends was $15.6 million. The statutory surplus for Oxford at December 31, 2014 that could be distributed as ordinary dividends was $12.1 million. Repwest and Oxford did not pay a dividend to AMERCO in fiscal 2015, 2014 or 2013.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 21.  Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2015
Total revenues	$2,916,027	$158,504	$3,074,531
Depreciation and amortization, net of (gains) losses on disposal	292,345	5,481	297,826
Interest expense	96,979	546	97,525
Pretax earnings	541,371	20,047	561,418
Income tax expense	199,444	5,233	204,677
Identifiable assets	6,685,572	186,603	6,872,175

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2014
Total revenues	$2,681,800	$153,452	$2,835,252
Depreciation and amortization, net of (gains) losses on disposal	272,236	7,358	279,594
Interest expense	92,128	564	92,692
Pretax earnings	516,207	21,315	537,522
Income tax expense	189,419	5,712	195,131
Identifiable assets	5,854,503	144,475	5,998,978

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2013
Total revenues	$2,409,291	$149,296	$2,558,587
Depreciation and amortization, net of (gains) losses on disposal	247,413	7,959	255,372
Interest expense	90,137	559	90,696
Pretax earnings	389,342	19,145	408,487
Income tax expense	138,911	4,868	143,779
Identifiable assets	5,160,889	145,712	5,306,601

Note 21A.  Consolidating Financial Information by Industry Segment

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

Note 21A. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of March 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$431,873	$8,495	$1,482	$–		$441,850
Reinsurance recoverables and trade receivables, net	32,364	125,506	31,999	–		189,869
Inventories, net	69,472	–	–	–		69,472
Prepaid expenses	126,296	–	–	–		126,296
Investments, fixed maturities and marketable equities	–	228,530	1,076,432	–		1,304,962
Investments, other	27,637	50,867	190,216	–		268,720
Deferred policy acquisition costs, net	–	–	115,422	–		115,422
Other assets	101,689	1,924	2,544	–		106,157
Related party assets	144,040	13,268	586	(16,104)	(c)	141,790
	933,371	428,590	1,418,681	(16,104)		2,764,538

Investment in subsidiaries	443,462	–	–	(443,462)	(b)	–

Property, plant and equipment, at cost:
Land	467,482	–	–	–		467,482
Buildings and improvements	1,728,033	–	–	–		1,728,033
Furniture and equipment	355,349	–	–	–		355,349
Rental trailers and other rental equipment	436,642	–	–	–		436,642
Rental trucks	3,059,987	–	–	–		3,059,987
	6,047,493	–	–	–		6,047,493
Less: Accumulated depreciation	(1,939,856)	–	–	–		(1,939,856)
Total property, plant and equipment	4,107,637	–	–	–		4,107,637
Total assets	$5,484,470	$428,590	$1,418,681	$(459,566)		$6,872,175

(a) Balances as of December 31, 2014
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$489,140	$–	$5,995	$–		$495,135
Notes, loans and leases payable	2,190,869	–	–	–		2,190,869
Policy benefits and losses, claims and loss expenses payable	363,552	271,744	426,892	–		1,062,188
Liabilities from investment contracts	–	–	685,745	–		685,745
Other policyholders' funds and liabilities	–	4,072	4,927	–		8,999
Deferred income	18,081	–	–	–		18,081
Deferred income taxes	524,550	(18,592)	20,841	–		526,799
Related party liabilities	13,919	2,073	112	(16,104)	(c)	–
Total liabilities	3,600,111	259,297	1,144,512	(16,104)		4,987,816

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	449,878	91,120	26,271	(117,601)	(b)	449,668
Accumulated other comprehensive income (loss)	(34,365)	8,871	32,310	(41,181)	(b)	(34,365)
Retained earnings	2,142,390	66,001	213,088	(278,879)	(b)	2,142,600
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(6,391)	–	–	–		(6,391)
Total stockholders' equity	1,884,359	169,293	274,169	(443,462)		1,884,359
Total liabilities and stockholders' equity	$5,484,470	$428,590	$1,418,681	$(459,566)		$6,872,175

(a) Balances as of December 31, 2014
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$464,710	$12,758	$17,644	$–		$495,112
Reinsurance recoverables and trade receivables, net	28,961	142,335	28,026	–		199,322
Inventories, net	67,020	–	–	–		67,020
Prepaid expenses	55,269	–	–	–		55,269
Investments, fixed maturities and marketable equities	–	192,173	946,102	–		1,138,275
Investments, other	32,850	54,674	161,326	–		248,850
Deferred policy acquisition costs, net	–	–	118,707	–		118,707
Other assets	93,857	1,991	1,740	–		97,588
Related party assets	172,507	13,011	515	(16,409)	(c)	169,624
	915,174	416,942	1,274,060	(16,409)		2,589,767

Investment in subsidiaries	373,490	–	–	(373,490)	(b)	–

Property, plant and equipment, at cost:
Land	405,177	–	–	–		405,177
Buildings and improvements	1,430,272	–	–	–		1,430,272
Furniture and equipment	322,146	–	–	–		322,146
Rental trailers and other rental equipment	373,325	–	–	–		373,325
Rental trucks	2,610,797	–	–	–		2,610,797
	5,141,717	–	–	–		5,141,717
Less: Accumulated depreciation	(1,732,506)	–	–	–		(1,732,506)
Total property, plant and equipment	3,409,211	–	–	–		3,409,211
Total assets	$4,697,875	$416,942	$1,274,060	$(389,899)		$5,998,978

(a) Balances as of December 31, 2013
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$356,211	$–	$1,743	$–		$357,954
Notes, loans and leases payable	1,942,359	–	–	–		1,942,359
Policy benefits and losses, claims and loss expenses payable	370,668	295,216	416,714	–		1,082,598
Liabilities from investment contracts	–	–	616,725	–		616,725
Other policyholders' funds and liabilities	–	3,732	4,256	–		7,988
Deferred income	31,390	–	–	–		31,390
Deferred income taxes	455,295	(30,440)	7,741	–		432,596
Related party liabilities	14,584	1,647	178	(16,409)	(c)	–
Total liabilities	3,170,507	270,155	1,047,357	(16,409)		4,471,610

Stockholders' equity :
Series preferred stock:	–	–	–	–		–
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	444,420	91,120	26,271	(117,601)	(b)	444,210
Accumulated other comprehensive income (loss)	(53,923)	1,782	4,210	(5,992)	(b)	(53,923)
Retained earnings (deficit)	1,805,243	50,584	193,722	(244,096)	(b)	1,805,453
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(1,219)	–	–	–		(1,219)
Total stockholders' equity (deficit)	$1,527,368	146,787	226,703	(373,490)		1,527,368
Total liabilities and stockholders' equity	4,697,875	$416,942	$1,274,060	$(389,899)		$5,998,978

(a) Balances as of December 31, 2013
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,149,986	$–	$–	$(3,595)	(c)	$2,146,391
Self-storage revenues	211,136	–	–	–		211,136
Self-moving & self-storage products & service sales	244,177	–	–	–		244,177
Property management fees	25,341	–	–	–		25,341
Life insurance premiums	–	–	156,103	–		156,103
Property and casualty insurance premiums	–	46,456	–	–		46,456
Net investment and interest income	13,644	12,819	59,051	(786)	(b)	84,728
Other revenue	156,154	–	4,502	(457)	(b)	160,199
Total revenues	2,800,438	59,275	219,656	(4,838)		3,074,531

Costs and expenses:
Operating expenses	1,436,145	24,802	22,476	(4,014)	(b,c)	1,479,409
Commission expenses	249,642	–	–	–		249,642
Cost of sales	146,072	–	–	–		146,072
Benefits and losses	–	10,996	147,764	–		158,760
Amortization of deferred policy acquisition costs	–	–	19,661	–		19,661
Lease expense	79,984	–	–	(186)	(b)	79,798
Depreciation, net of (gains) losses on disposals	278,165	–	–	–		278,165
Total costs and expenses	2,190,008	35,798	189,901	(4,200)		2,411,507

Earnings from operations before equity in earnings of subsidiaries	610,430	23,477	29,755	(638)		663,024

Equity in earnings of subsidiaries	34,783	–	–	(34,783)	(d)	–

Earnings from operations	645,213	23,477	29,755	(35,421)		663,024
Interest expense	(98,163)	–	–	638	(b)	(97,525)
Fees and amortization on early extinguishment of debt	(4,081)	–	–	–		(4,081)
Pretax earnings	542,969	23,477	29,755	(34,783)		561,418
Income tax expense	(186,228)	(8,060)	(10,389)	–		(204,677)
Earnings available to common shareholders	$356,741	$15,417	$19,366	$(34,783)		$356,741

(a) Balances for the year ended December 31, 2014
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,958,209	$–	$–	$(2,786)	(c)	$1,955,423
Self-storage revenues	181,794	–	–	–		181,794
Self-moving & self-storage products & service sales	234,187	–	–	–		234,187
Property management fees	24,493	–	–	–		24,493
Life insurance premiums	–	–	157,919	–		157,919
Property and casualty insurance premiums	–	41,052	–	–		41,052
Net investment and interest income	15,212	10,592	54,398	(611)	(b)	79,591
Other revenue	158,055	–	3,211	(473)	(b)	160,793
Total revenues	2,571,950	51,644	215,528	(3,870)		2,835,252

Costs and expenses:
Operating expenses	1,272,406	20,799	23,686	(3,217)	(b,c)	1,313,674
Commission expenses	227,332	–	–	–		227,332
Cost of sales	127,270	–	–	–		127,270
Benefits and losses	–	11,513	145,189	–		156,702
Amortization of deferred policy acquisition costs	–	–	19,982	–		19,982
Lease expense	100,649	–	–	(183)	(b)	100,466
Depreciation, net of (gains) losses on disposals	259,612	–	–	–		259,612
Total costs and expenses	1,987,269	32,312	188,857	(3,400)		2,205,038

Earnings from operations before equity in earnings of subsidiaries	584,681	19,332	26,671	(470)		630,214

Equity in earnings of subsidiaries	29,992	–	–	(29,992)	(d)	–

Earnings from operations	614,673	19,332	26,671	(30,462)		630,214
Interest expense	(93,162)	–	–	470	(b)	(92,692)
Pretax earnings	521,511	19,332	26,671	(29,992)		537,522
Income tax expense	(179,120)	(6,670)	(9,341)	–		(195,131)
Earnings available to common shareholders	$342,391	$12,662	$17,330	$(29,992)		$342,391

(a) Balances for the year ended December 31, 2013
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2013 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,769,058	$–	$–	$(1,538)	(c)	$1,767,520
Self-storage revenues	152,660	–	–	–		152,660
Self-moving & self-storage products & service sales	221,117	–	–	–		221,117
Property management fees	24,378	–	–	–		24,378
Life insurance premiums	–	–	178,115	–		178,115
Property and casualty insurance premiums	–	34,342	–	–		34,342
Net investment and interest income	18,622	13,858	50,850	(427)	(b)	82,903
Other revenue	96,507	–	2,525	(1,480)	(b)	97,552
Total revenues	2,282,342	48,200	231,490	(3,445)		2,558,587

Costs and expenses:
Operating expenses	1,152,429	18,007	26,482	(2,984)	(b,c)	1,193,934
Commission expenses	204,758	–	–	–		204,758
Cost of sales	107,216	–	–	–		107,216
Benefits and losses	–	15,999	164,677	–		180,676
Amortization of deferred policy acquisition costs	–	–	17,376	–		17,376
Lease expense	117,615	–	–	(167)	(b)	117,448
Depreciation, net of (gains) losses on disposals	237,996	–	–	–		237,996
Total costs and expenses	1,820,014	34,006	208,535	(3,151)		2,059,404

Earnings from operations before equity in earnings of subsidiaries	462,328	14,194	22,955	(294)		499,183

Equity in earnings of subsidiaries	24,241	–	–	(24,241)	(d)	–

Earnings from operations	486,569	14,194	22,955	(24,535)		499,183
Interest expense	(90,990)	–	–	294	(b)	(90,696)
Pretax earnings	395,579	14,194	22,955	(24,241)		408,487
Income tax expense	(130,871)	(4,938)	(7,970)	–		(143,779)
Earnings available to common shareholders	$264,708	$9,256	$14,985	$(24,241)		$264,708

(a) Balances for the year ended December 31, 2012
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2015, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$356,741	$15,417	$19,366	$(34,783)		$356,741
Earnings from consolidated subsidiaries	(34,783)	–	–	34,783		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	352,796	–	–	–		352,796
Amortization of deferred policy acquisition costs	–	–	19,661	–		19,661
Change in allowance for losses on trade receivables	(179)	–	11	–		(168)
Change in allowance for inventory reserve	(872)	–	–	–		(872)
Net gain on sale of real and personal property	(74,631)	–	–	–		(74,631)
Net gain on sale of investments	–	(841)	(3,084)	–		(3,925)
Deferred income taxes	66,628	8,030	1,842	–		76,500
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(3,213)	16,830	(3,985)	–		9,632
Inventories	(1,579)	–	–	–		(1,579)
Prepaid expenses	(65,720)	–	–	–		(65,720)
Capitalization of deferred policy acquisition costs	–	–	(27,084)	–		(27,084)
Other assets	4,437	102	(804)	–		3,735
Related party assets	27,753	(258)	–	211	(b)	27,706
Accounts payable and accrued expenses	158,610	–	7,446	–		166,056
Policy benefits and losses, claims and loss expenses payable	(4,327)	(23,472)	10,178	–		(17,621)
Other policyholders' funds and liabilities	–	339	671	–		1,010
Deferred income	(13,181)	–	–	–		(13,181)
Related party liabilities	(1,016)	428	(67)	(211)	(b)	(866)
Net cash provided (used) by operating activities	767,464	16,575	24,151	–		808,190

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,111,899)	–	–	–		(1,111,899)
Short term investments	–	(40,583)	(249,796)	–		(290,379)
Fixed maturities investments	–	(43,062)	(171,309)	–		(214,371)
Equity securities	–	(3,333)	(426)	–		(3,759)
Preferred stock	–	(1,006)	(1,000)	–		(2,006)
Real estate	–	(7,857)	(7,542)	–		(15,399)
Mortgage loans	(22,876)	(4,350)	(15,457)	–		(42,683)
Proceeds from sales and paydowns of:
Property, plant and equipment	411,629	–	–	–		411,629
Short term investments	–	53,112	234,771	–		287,883
Fixed maturities investments	–	18,556	89,311	–		107,867
Equity securities	–	3,082	–	–		3,082
Preferred stock	–	400	2,027	–		2,427
Real estate	–	–	396	–		396
Mortgage loans	28,089	4,203	9,691	–		41,983
Net cash provided (used) by investing activities	(695,057)	(20,838)	(109,334)	–		(825,229)

(a) Balance for the period ended December 31, 2014
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2015, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	657,535	–	–	–	657,535
Principal repayments on credit facilities	(593,722)	–	–	–	(593,722)
Debt issuance costs	(12,327)	–	–	–	(12,327)
Capital lease payments	(121,202)	–	–	–	(121,202)
Leveraged Employee Stock Ownership Plan	(5,172)	–	–	–	(5,172)
Common stock dividends paid	(19,594)	–	–	–	(19,594)
Investment contract deposits	–	–	123,129	–	123,129
Investment contract withdrawals	–	–	(54,108)	–	(54,108)
Net cash provided (used) by financing activities	(94,482)	–	69,021	–	(25,461)

Effects of exchange rate on cash	(10,762)	–	–	–	(10,762)

Decrease in cash and cash equivalents	(32,837)	(4,263)	(16,162)	–	(53,262)
Cash and cash equivalents at beginning of period	464,710	12,758	17,644	–	495,112
Cash and cash equivalents at end of period	$431,873	$8,495	$1,482	$–	$441,850

(a) Balance for the period ended December 31, 2014

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2014, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$342,391	$12,662	$17,330	$(29,992)		$342,391
Earnings from consolidated subsidiaries	(29,992)	–	–	29,992		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	293,169	–	–	–		293,169
Amortization of deferred policy acquisition costs	–	–	19,982	–		19,982
Change in allowance for losses on trade receivables	(28)	–	(8)	–		(36)
Change in allowance for inventory reserve	871	–	–	–		871
Net gain on sale of real and personal property	(33,557)	–	–	–		(33,557)
Net gain on sale of investments	(1,325)	(536)	(4,550)	–		(6,411)
Deferred income taxes	34,605	7,301	4,465	–		46,371
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	14,328	43,675	4,503	–		62,506
Inventories	(11,495)	–	–	–		(11,495)
Prepaid expenses	2,186	–	–	–		2,186
Capitalization of deferred policy acquisition costs	–	–	(32,611)	–		(32,611)
Other assets	8,670	(781)	(222)	–		7,667
Related party assets	11,060	(4,231)	–	725	(b)	7,554
Accounts payable and accrued expenses	30,822	–	3,909	–		34,731
Policy benefits and losses, claims and loss expenses payable	(8,202)	(34,968)	12,674	–		(30,496)
Other policyholders' funds and liabilities	–	575	118	–		693
Deferred income	1,259	–	–	–		1,259
Related party liabilities	5,647	(131)	(61)	(725)	(b)	4,730
Net cash provided (used) by operating activities	660,409	23,566	25,529	–		709,504

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(999,365)	–	–	–		(999,365)
Short term investments	–	(60,551)	(210,139)	–		(270,690)
Fixed maturities investments	–	(58,790)	(223,634)	–		(282,424)
Equity securities	–	(746)	(816)	–		(1,562)
Preferred stock	–	(640)	–	–		(640)
Real estate	–	–	(532)	–		(532)
Mortgage loans	(21,349)	(3,500)	(39,159)	11,589	(b)	(52,419)
Proceeds from sales and paydowns of:
Property, plant and equipment	270,053	–	–	–		270,053
Short term investments	–	68,852	200,200	–		269,052
Fixed maturities investments	–	17,106	121,295	–		138,401
Equity securities	26,569	2,570	–	–		29,139
Preferred stock	–	4,504	1,500	–		6,004
Real estate	193	–	351	–		544
Mortgage loans	38,959	6,267	15,049	(11,589)	(b)	48,686
Net cash provided (used) by investing activities	(684,940)	(24,928)	(135,885)	–		(845,753)

(a) Balance for the period ended December 31, 2013
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2014, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	431,029	–	–	–	431,029
Principal repayments on credit facilities	(293,068)	–	–	–	(293,068)
Debt issuance costs	(3,943)	–	–	–	(3,943)
Capital lease payments	(53,079)	–	–	–	(53,079)
Leveraged Employee Stock Ownership Plan - repayments from loan	487	–	–	–	487
Proceeds from (repayment of) intercompany loans	–	–	–	–	–
Common stock dividends paid	(19,568)	–	–	–	(19,568)
Investment contract deposits	–	–	140,613	–	140,613
Investment contract withdrawals	–	–	(34,677)	–	(34,677)
Net cash provided (used) by financing activities	61,858	–	105,936	–	167,794

Effects of exchange rate on cash	(177)	–	–	–	(177)

Increase (decrease) in cash and cash equivalents	37,150	(1,362)	(4,420)	–	31,368
Cash and cash equivalents at beginning of period	427,560	14,120	22,064	–	463,744
Cash and cash equivalents at end of period	$464,710	$12,758	$17,644	$–	$495,112

(a) Balance for the period ended December 31, 2013

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2013 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$264,708	$9,256	$14,985	$(24,241)		$264,708
Earnings from consolidated subsidiaries	(24,241)	–	–	24,241		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	260,492	–	–	–		260,492
Amortization of deferred policy acquisition costs	–	–	17,376	–		17,376
Change in allowance for losses on trade receivables	(134)	–	–	–		(134)
Change in allowance for inventory reserve	1,133	–	–	–		1,133
Net gain on sale of real and personal property	(22,496)	–	–	–		(22,496)
Net gain on sale of investments	(76)	(4,883)	(3,364)	–		(8,323)
Deferred income taxes	9,206	4,459	(147)	–		13,518
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(6,022)	45,201	(2,857)	–		36,322
Inventories	1,206	–	–	–		1,206
Prepaid expenses	(15,587)	–	–	–		(15,587)
Capitalization of deferred policy acquisition costs	–	–	(50,640)	–		(50,640)
Other assets	21,216	294	46	–		21,556
Related party assets	133,970	(1,361)	–	1,063	(b)	133,672
Accounts payable and accrued expenses	41,330	–	(1,298)	–		40,032
Policy benefits and losses, claims and loss expenses payable	1,102	(52,755)	21,175	–		(30,478)
Other policyholders' funds and liabilities	–	(281)	302	–		21
Deferred income	(1,312)	–	–	–		(1,312)
Related party liabilities	1,145	346	36	(1,063)	(b)	464
Net cash provided (used) by operating activities	665,640	276	(4,386)	–		661,530

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(655,984)	–	–	–		(655,984)
Short term investments	–	(97,269)	(314,369)	–		(411,638)
Fixed maturities investments	–	(44,460)	(398,802)	–		(443,262)
Equity securities	–	(16,289)	–	–		(16,289)
Preferred stock	–	(6,296)	–	–		(6,296)
Real estate	(243)	–	(830)	–		(1,073)
Mortgage loans	(45,206)	(1,821)	(33,684)	–		(80,711)
Proceeds from sales and paydowns of:
Property, plant and equipment	220,699	–	–	–		220,699
Short term investments	–	87,738	329,782	–		417,520
Fixed maturities investments	–	35,493	125,313	–		160,806
Equity securities	372	–	–	–		372
Preferred stock	–	7,258	–	–		7,258
Real estate	667	–	4	–		671
Mortgage loans	46,468	25,448	23,798	–		95,714
Net cash provided (used) by investing activities	(433,227)	(10,198)	(268,788)	–		(712,213)

(a) Balance for the period ended December 31, 2012
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2013 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	270,546	–	–	–	270,546
Principal repayments on credit facilities	(257,957)	–	–	–	(257,957)
Debt issuance costs	(2,223)	–	–	–	(2,223)
Capital lease payments	(26,877)	–	–	–	(26,877)
Leveraged Employee Stock Ownership Plan - repayments from loan	692	–	–	–	692
Securitization deposits	1,195	–	–	–	1,195
Proceeds from (repayment of) intercompany loans	–	–	–	–	–
Common stock dividends paid	(97,421)	–	–	–	(97,421)
Contribution to related party	(1,500)	1,500	–	–	–
Investment contract deposits	–	–	301,729	–	301,729
Investment contract withdrawals	–	–	(31,901)	–	(31,901)
Net cash provided (used) by financing activities	(113,545)	1,500	269,828	–	157,783

Effects of exchange rate on cash	(536)	–	–	–	(536)

Increase (decrease) in cash and cash equivalents	118,332	(8,422)	(3,346)	–	106,564
Cash and cash equivalents at beginning of period	309,228	22,542	25,410	–	357,180
Cash and cash equivalents at end of period	$427,560	$14,120	$22,064	$–	$463,744

(a) Balance for the period ended December 31, 2012

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 22.  Subsequent Events

Our management has evaluated subsequent events occurring after March 31, 2015, the date of our most recent balance sheet date, through the date our financial statements were issued. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2015	2014
	(In thousands)
ASSETS
Cash and cash equivalents	$291,550	$321,544
Investment in subsidiaries	813,735	493,612
Related party assets	1,225,044	1,150,671
Other assets	85,409	18,712
Total assets	$2,415,738	$1,984,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$524,988	$455,952
	524,988	455,952
Stockholders' equity:
Preferred stock	–	–
Common stock	10,497	10,497
Additional paid-in capital	449,878	444,420
Accumulated other comprehensive loss	(34,365)	(53,923)
Retained earnings:
Beginning of period	1,805,243	1,482,420
Net earnings	356,741	342,391
Dividends	(19,594)	(19,568)
End of period	2,142,390	1,805,243

Cost of common shares in treasury	(525,653)	(525,653)
Cost of preferred shares in treasury	(151,997)	(151,997)
Total stockholders' equity	1,890,750	1,528,587
Total liabilities and stockholders' equity	$2,415,738	$1,984,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Revenues:
Net interest income and other revenues	$4,862	$6,465	$5,329
Expenses:
Operating expenses	7,055	6,636	13,611
Other expenses	99	97	97
Total expenses	7,154	6,733	13,708
Equity in earnings of subsidiaries	300,566	287,803	212,164
Interest income	75,241	86,916	91,125
Pretax earnings	373,515	374,451	294,910
Income tax expense	(16,774)	(32,060)	(30,202)
Earnings available to common shareholders	$356,741	$342,391	$264,708
Basic and diluted earnings per common share	$18.21	$17.51	$13.56
Weighted average common shares outstanding: Basic and diluted	19,586,633	19,558,758	19,518,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF comprehensive income

	Years Ended March 31,
	2015	2014	2013
	(In thousands, except share and per share data)

Net earnings	$356,741	$342,391	$264,708
Other comprehensive income (loss)	19,558	(31,243)	22,756
Total comprehensive income	$376,299	$311,148	$287,464

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net earnings	$356,741	$342,391	$264,708
Change in investments in subsidiaries	(300,566)	(287,803)	(212,164)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	6	5	5
Net gain on sale of investments	–	(1,325)	(76)
Deferred income taxes	66,628	34,605	9,206
Net change in other operating assets and liabilities:
Prepaid expenses	(66,786)	3,938	(12,979)
Other assets	84	(41)	365
Related party assets	(539)	–	–
Accounts payable and accrued expenses	5,239	6,589	2,659
Net cash provided by operating activities	60,807	98,359	51,724

Cash flows from investing activities:
Purchases of property, plant and equipment	–	(2)	(2)
Proceeds of equity securities	–	26,569	372
Net cash provided by investing activities	–	26,567	370

Cash flows from financing activities:
Proceeds from (repayments) of intercompany loans	(71,207)	(110,933)	172,444
Common stock dividends paid	(19,594)	(19,568)	(97,421)
Contribution to related party	–	–	(1,500)
Net cash provided (used) by financing activities	(90,801)	(130,501)	73,523

Increase (decrease) in cash and cash equivalents	(29,994)	(5,575)	125,617
Cash and cash equivalents at beginning of period	321,544	327,119	201,502
Cash and cash equivalents at end of period	$291,550	$321,544	$327,119

Income taxes paid, net of income taxes refunds received, amounted to $195.1 million, $138.4 million and $144.7 million for fiscal 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2015, 2014, and 2013

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

2.  Guarantees

AMERCO has guaranteed performance of certain long-term leases and other obligations. See Note 17, Contingent Liabilities and Commitments and Note 19, Related Party Transactions of the Notes to Consolidated Financial Statements.

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2015	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$958	$994	$–	$(1,162)	$790
Allowance for obsolescence
(deducted from inventory)	$2,487	$–	$–	$(1,103)	$1,384
Allowance for LIFO
(deducted from inventory)	$14,788	$231	$–	$–	$15,019
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$–	$370

Year ended March 31, 2014
Allowance for doubtful accounts
(deducted from trade receivable)	$994	$958	$–	$(994)	$958
Allowance for obsolescence
(deducted from inventory)	$1,711	$776	$–	$–	$2,487
Allowance for LIFO
(deducted from inventory)	$14,693	$95	$–	$–	$14,788
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$–	$370

Year ended March 31, 2013
Allowance for doubtful accounts
(deducted from trade receivable)	$1,128	$1,184	$–	$(1,318)	$994
Allowance for obsolescence
(deducted from inventory)	$730	$981	$–	$–	$1,711
Allowance for LIFO
(deducted from inventory)	$14,541	$152	$–	$–	$14,693
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$–	$370

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended December 31, 2014, 2013 AND 2012

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses		Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2015	Consolidated property casualty entity	$–	$271,609	$	N/A	$–	$46,456	$11,980	$11,690	$(694)	$–	$18,872	$46,452
2014	Consolidated property casualty entity	–	295,126		N/A	–	41,052	10,057	9,861	1,652	–	6,576	41,065
2013	Consolidated property casualty entity	–	330,093		N/A	–	34,342	8,976	8,962	7,036	–	20,807	34,378

(1) The earned and written premiums are reported net of intersegment transactions. There were no earned premiums eliminated for the years ended December 31, 2014, 2013 and 2012, respectively.

(2) Net Investment Income excludes net realized (gains) losses on investments of ($0.8) million, ($0.5) million and ($4.9) million for the years ended December 31, 2014, 2013 and 2012, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

Date: May 27, 2015	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: May 27, 2015	/s/ Jason A. Berg
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

Signature	Title	Date
/s/ Jason A. Berg	Chief Accounting Officer (Principal Financial Officer)	May 27, 2015
Jason A. Berg
/s/ James E. Acridge	Director	May 27, 2015
James E. Acridge
/s/ Charles J. Bayer	Director	May 27, 2015
Charles J. Bayer
/s/ John P. Brogan	Director	May 27, 2015
John P. Brogan
/s/ John M. Dodds	Director	May 27, 2015
John M. Dodds
/s/ Michael L. Gallagher	Director	May 27, 2015
Michael L. Gallagher
/s/ Daniel R. Mullen	Director	May 27, 2015
Daniel R. Mullen
/s/ Samuel J. Shoen	Director	May 27, 2015
Samuel J. Shoen