Form 10-Q
period 2015-06-30
AMERCO /NV/
filed 2015-08-05
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(Nevada Corporation)
1325 Airmotive Way, Ste. 100
Reno, Nevada 89502-3239
Telephone (775) 688-6300

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 1, 2015.

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	June 30,	March 31,
	2015	2015
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$475,562	$441,850
Reinsurance recoverables and trade receivables, net	209,274	189,869
Inventories, net	69,889	69,472
Prepaid expenses	67,511	126,296
Investments, fixed maturities and marketable equities	1,334,199	1,304,962
Investments, other	322,894	268,720
Deferred policy acquisition costs, net	115,388	115,422
Other assets	96,097	106,157
Related party assets	134,653	141,790
	2,825,467	2,764,538
Property, plant and equipment, at cost:
Land	488,931	467,482
Buildings and improvements	1,812,899	1,728,033
Furniture and equipment	359,500	355,349
Rental trailers and other rental equipment	449,810	436,642
Rental trucks	3,133,198	3,059,987
	6,244,338	6,047,493
Less: Accumulated depreciation	(1,979,171)	(1,939,856)
Total property, plant and equipment	4,265,167	4,107,637
Total assets	$7,090,634	$6,872,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$470,925	$495,135
Notes, loans and leases payable	2,192,671	2,190,869
Policy benefits and losses, claims and loss expenses payable	1,074,173	1,062,188
Liabilities from investment contracts	711,782	685,745
Other policyholders' funds and liabilities	13,467	8,999
Deferred income	26,438	18,081
Deferred income taxes, net	552,117	526,799
Total liabilities	5,041,573	4,987,816

Commitments and contingencies (notes 4, 8, and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of June 30 and March 31, 2015	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2015	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2015	–	–
Common stock, with 0.25 par value, 150,000,000 shares authorized:
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of June 30 and March 31, 2015	10,497	10,497
Additional paid-in capital	450,203	449,668
Accumulated other comprehensive loss	(22,818)	(34,365)
Retained earnings	2,294,291	2,142,600
Cost of common shares in treasury, net (22,377,912 shares as of June 30 and March 31, 2015)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of June 30 and March 31, 2015)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(5,462)	(6,391)
Total stockholders' equity	2,049,061	1,884,359
Total liabilities and stockholders' equity	$7,090,634	$6,872,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$629,286	$575,475
Self-storage revenues	57,191	49,134
Self-moving and self-storage products and service sales	77,258	74,479
Property management fees	6,111	5,677
Life insurance premiums	40,266	37,930
Property and casualty insurance premiums	10,556	9,618
Net investment and interest income	21,972	21,046
Other revenue	42,165	45,596
Total revenues	884,805	818,955

Costs and expenses:
Operating expenses	363,169	363,299
Commission expenses	73,058	66,340
Cost of sales	41,255	41,628
Benefits and losses	43,391	40,784
Amortization of deferred policy acquisition costs	4,778	4,184
Lease expense	17,064	22,470
Depreciation, net of (gains) losses on disposals of ($45,984) and ($22,959), respectively	50,982	61,051
Total costs and expenses	593,697	599,756

Earnings from operations	291,108	219,199
Interest expense	(22,100)	(24,148)
Pretax earnings	269,008	195,051
Income tax expense	(97,723)	(70,577)
Earnings available to common stockholders	$171,285	$124,474
Basic and diluted earnings per common share	$8.74	$6.36
Weighted average common shares outstanding: Basic and diluted	19,596,129	19,577,802

Related party revenues for the first quarter of fiscal 2016 and 2015, net of eliminations, were $8.5 million and $8.7 million, respectively.

Related party costs and expenses for the first quarter of fiscal 2016 and 2015, net of eliminations, were $15.6 million and $15.0 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended June 30, 2015	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$269,008	$(97,723)	$171,285
Other comprehensive income:
Foreign currency translation	2,533	–	2,533
Unrealized net gain on investments	10,653	(3,728)	6,925
Change in fair value of cash flow hedges	3,370	(1,281)	2,089
Total comprehensive income	$285,564	$(102,732)	$182,832

Quarter Ended June 30, 2014	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$195,051	$(70,577)	$124,474
Other comprehensive income:
Foreign currency translation	2,743	–	2,743
Unrealized net gain on investments	26,612	(9,314)	17,298
Change in fair value of cash flow hedges	1,345	(511)	834
Total comprehensive income	$225,751	$(80,402)	$145,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Quarter Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$171,285	$124,474
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	96,966	84,010
Amortization of deferred policy acquisition costs	4,778	4,184
Change in allowance for losses on trade receivables	(61)	22
Change in allowance for inventory reserves	(248)	(1,760)
Net gain on sale of real and personal property	(45,984)	(22,959)
Net gain on sale of investments	(1,453)	(874)
Deferred income taxes	18,866	12,407
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(19,349)	(717)
Inventories	(140)	(561)
Prepaid expenses	56,624	5,368
Capitalization of deferred policy acquisition costs	(7,137)	(6,575)
Other assets	10,111	(6,814)
Related party assets	5,666	8,089
Accounts payable and accrued expenses	51,912	94,004
Policy benefits and losses, claims and loss expenses payable	11,669	(9,878)
Other policyholders' funds and liabilities	4,468	1,827
Deferred income	8,342	7,683
Related party liabilities	1,438	1,878
Net cash provided by operating activities	367,753	293,808

Cash flow from investing activities:
Purchase of:
Property, plant and equipment	(452,572)	(343,988)
Short term investments	(73,517)	(62,293)
Fixed maturity investments	(47,072)	(69,426)
Equity securities	(967)	(3,281)
Preferred stock	(2)	(2)
Real estate	(23)	(4,211)
Mortgage loans	(82,839)	(5,069)
Proceeds from sales and paydowns of:
Property, plant and equipment	194,133	128,989
Short term investments	88,332	62,631
Fixed maturity investments	30,340	25,624
Equity securities	799	2,009
Preferred stock	–	1,000
Mortgage loans	14,306	12,069
Net cash used by investing activities	(329,082)	(255,948)

Cash flow from financing activities:
Borrowings from credit facilities	88,206	207,152
Principal repayments on credit facilities	(82,797)	(52,464)
Debt issuance costs	–	(2,422)
Capital lease payments	(33,974)	(18,007)
Leveraged Employee Stock Ownership Plan	929	87
Investment contract deposits	39,252	37,892
Investment contract withdrawals	(13,215)	(11,551)
Net cash provided (used) by financing activities	(1,599)	160,687

Effects of exchange rate on cash	(3,360)	(1,074)

Increase in cash and cash equivalents	33,712	197,473
Cash and cash equivalents at the beginning of period	441,850	495,112
Cash and cash equivalents at the end of period	$475,562	$692,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO and consolidated entities

notes to condensed consolidatED financial statements

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose any material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2015 and 2014 correspond to fiscal 2016 and 2015 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2015 and the related condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the first quarter of fiscal 2016 and 2015 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Description of Operating Segments

AMERCO has three reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

The Moving and Storage operating segment (“Moving and Storage”) includes AMERCO, U-Haul, and Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, and the rental of fixed and mobile self-storage units to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 10,851 and 26,787 as of June 30, 2015 and June 30, 2014, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $17.6 million and $16.4 million at June 30, 2015 and March 31, 2015, respectively.

Available-for-Sale Investments

Available-for-sale investments at June 30, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$88,561	$5,796	$–	$(33)	$94,324
U.S. government agency mortgage-backed securities	29,224	2,712	–	(2)	31,934
Obligations of states and political subdivisions	162,859	14,467	(34)	(87)	177,205
Corporate securities	917,476	52,995	(1,489)	(1,867)	967,115
Mortgage-backed securities	19,259	994	(1)	–	20,252
Redeemable preferred stocks	18,053	591	(54)	(38)	18,552
Common stocks	18,143	6,786	–	(112)	24,817
	$1,253,575	$84,341	$(1,578)	$(2,139)	$1,334,199

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

We sold available-for-sale securities with a fair value of $29.7 million during the first quarter of fiscal 2016. The gross realized gains on these sales totaled $1.2 million. There were no gross realized losses on these sales.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs, if any, through earnings. There were no write downs in the first quarter of fiscal 2016 or 2015.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for the first quarter of fiscal 2016.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	June 30, 2015		March 31, 2015
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$52,734	$53,626	$36,355	$37,055
Due after one year through five years	182,786	194,033	198,488	209,404
Due after five years through ten years	494,677	519,766	474,639	492,782
Due after ten years	467,923	503,153	472,003	502,092
	1,198,120	1,270,578	1,181,485	1,241,333

Mortgage backed securities	19,259	20,252	19,874	20,679
Redeemable preferred stocks	18,053	18,552	18,052	18,296
Equity securities	18,143	24,817	17,975	24,654
	$1,253,575	$1,334,199	$1,237,386	$1,304,962

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			June 30,	March 31,
	2016 Rate (a)	Maturities	2015	2015
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	1.69% - 6.93%	2015 - 2023	$237,500	$240,000
Senior mortgages	2.19% - 5.75%	2015 - 2038	694,118	717,512
Working capital loan (revolving credit)	-	2016	–	–
Fleet loans (amortizing term)	1.95% - 5.57%	2015 - 2022	323,236	317,784
Fleet loan (securitization)	4.90%	2017	72,591	75,846
Fleet loans (revolving credit)	1.18% - 2.03%	2017 - 2019	185,000	190,000
Capital leases (rental equipment)	2.19% - 7.84%	2016 - 2022	598,747	602,470
Other obligations	0.22% - 8.00%	2015 - 2045	81,479	47,257
Total notes, loans and leases payable			$2,192,671	$2,190,869

(a) Interest rate as of June 30, 2015, including the effect of applicable hedging instruments

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of June 30, 2015, the outstanding balance on the Real Estate Loan was $237.5 million. U-Haul International, Inc. is a guarantor of this loan.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At June 30, 2015, the applicable LIBOR was 0.19% and the applicable margin was 1.50%, the sum of which was 1.69% which applied to $25.0 million of the Real Estate Loan and matures September 2015, but can be paid off in full before this date. The rate on the remaining balance of $212.5 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The interest rate swap expires in August 2018, after this date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of June 30, 2015 were in the aggregate amount of $694.1 million and mature between 2015 and 2038. The senior mortgages require monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 4.22% and 5.75%. Additionally, $141.1 million of these loans have variable interest rates comprised of applicable LIBOR base rates between 0.18% and 0.19% plus margins between 2.00% and 2.50%, the sum of which was between 2.18% and 2.69%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At June 30, 2015, the full $25.0 million was available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement matures in April 2016. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of June 30, 2015 was $208.2 million with the final maturities between July 2015 and June 2022.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At June 30, 2015, the applicable LIBOR was between 0.18% and 0.19% and applicable margins were between 1.35% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 5.57% based on current margins. Additionally, $95.6 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

A subsidiary of U-Haul International, Inc. is a borrower under amortizing term loans with an aggregate balance of $115.0 million that were used to fund new truck acquisitions. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%. At June 30, 2015, the aggregate outstanding balance was $115.0 million.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At June 30, 2015, the outstanding balance was $72.6 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $75 million, which can be increased to a maximum of $225 million. The loan matures in September 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At June 30, 2015, the applicable LIBOR was 0.19% and the margin was 1.75%, the sum of which was 1.94%. Only interest is paid during the first four years of the loan with principal due monthly over the last nine months. As of June 30, 2015, the outstanding balance was $75.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $100 million, which can be increased to a maximum of $125 million. The loan matures in October 2017. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At June 30, 2015, the applicable LIBOR was 0.18% and the margin was 1.00%, the sum of which was 1.18%. Only interest is paid during the first three years of the loan with principal due monthly over the last nine months. As of June 30, 2015, the outstanding balance was $76.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $70 million. The loan matures in May 2019. This agreement contains an option to extend the maturity through February 2020. At June 30, 2015, the applicable LIBOR was 0.18% and the margin was 1.85%, the sum of which was 2.03%. Only interest is paid during the first five years of the loan with principal due upon maturity. As of June 30, 2015, the outstanding balance was $34.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between 5 and 7 years. At June 30, 2015, the balance of these leases was $598.7 million. The net book value of the corresponding capitalized assets was $736.7 million at June 30, 2015.

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

At June 30, 2015, the aggregate outstanding principal balance of the U-Notes issued was $57.9 million of which $6.4 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 3.00% and 8.00% and maturity dates range between 2015 and 2045.

Our Life Insurance subsidiary is a member of the Federal Home Loan Bank (“FHLB”) and as such has the ability to borrow under the FHLB’s securities backed credit program. As of March 31, 2015, we have borrowed $30.0 million in the form of a variable rate credit advance which carried a rate of 0.22%. The rate is calculated daily based upon a spread of the overnight FED funds benchmark and is payable monthly. The borrowing does not have a scheduled maturity date.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt, including capital leases, as of June 30, 2015 for the next five years and thereafter are as follows:

	Year Ended June 30,
	2016	2017	2018	2019	2020	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$248,670	$482,362	$317,165	$292,793	$175,023	$676,658

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)
Interest expense	$18,542	$19,921
Capitalized interest	(551)	(167)
Amortization of transaction costs	743	753
Interest expense resulting from derivatives	3,366	3,641
Total interest expense	$22,100	$24,148

Interest paid in cash, including payments related to derivative contracts, amounted to $22.0 million and $23.4 million for the first quarter of fiscal 2016 and 2015, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the year	1.65%	1.76%
Interest rate at year end	1.65%	1.77%
Maximum amount outstanding during the year	$191,000	$164,632
Average amount outstanding during the year	$180,714	$142,170
Facility fees	$94	$117

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

(a) forward swaps

(b) operating lease

As of June 30, 2015, the total notional amount of our variable interest rate swaps on debt and an operating lease was $319.9 million and $10.5 million, respectively amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Net Liability Derivative Fair Value as of
	June 30, 2015	March 31, 2015
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$21,121	$24,484

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	Quarter Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$3,366	$3,641
Gain recognized in AOCI on interest rate contracts (effective portion)	$(3,370)	$(1,345)
Loss reclassified from AOCI into income (effective portion)	$3,360	$3,647
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$6	$(6)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At June 30, 2015, we expect to reclassify $12.3 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months. During the first quarter of fiscal 2016, we recognized an increase in the fair value of our cash flow hedges of $2.1 million, net of taxes. Embedded in this gain was $3.4 million of losses reclassified from accumulated other comprehensive income to interest expense during the first quarter of fiscal 2016, net of taxes.

6. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2015	$(59,170)	$41,181	$(15,235)	$(1,141)	$(34,365)
Foreign currency translation	2,533	–	–	–	2,533
Unrealized net gain on investments	–	6,925	–	–	6,925
Change in fair value of cash flow hedges	–	–	5,449	–	5,449
Amounts reclassified from AOCI	–	–	(3,360)	–	(3,360)
Other comprehensive income (loss)	2,533	6,925	2,089	–	11,547
Balance at June 30, 2015	$(56,637)	$48,106	$(13,146)	$(1,141)	$(22,818)

7. Stockholders’ Equity

On June 5, 2015, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on June 19, 2015. The dividend was paid on July 1, 2015.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of June 30, 2015, we have guaranteed $52.0 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
	(In thousands)
Year-ended June 30:
2016	$15,219	$22,886	$38,105
2017	15,004	13,212	28,216
2018	14,524	10,854	25,378
2019	13,732	7,279	21,011
2020	13,658	431	14,089
Thereafter	57,388	–	57,388
Total	$129,525	$54,662	$184,187

9. Contingencies

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

The claims arose from U-Haul’s use of the word “pod” and “pods” as a generic term for its U-Box moving and storage product. PEI alleged that such use is an inappropriate use of its PODS mark.  Under the claims alleged in its Complaint, PEI sought a Court Order permanently enjoining U-Haul from: (1) the use of the PODS mark, or any other trade name or trademark confusingly similar to the mark; and (2) the use of any false descriptions or representations or committing any acts of unfair competition by using the PODS mark or any trade name or trademark confusingly similar to the mark. PEI also sought a Court Order (1) finding all of PEI’s trademarks valid and enforceable and (2) requiring U-Haul to alter all web pages to promptly remove the PODS mark from all websites owned or operated on behalf of U-Haul. Finally, PEI sought an award of damages in an amount to be proven at trial, but which are alleged to be approximately $70 million. PEI also sought pre-judgment interest, trebled damages, and punitive damages.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

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

The parties have filed a series of post-Judgment motions:

On March 25, 2015, PEI filed a motion for an award of attorneys’ fees and expenses in the amount of $6.5 million.  On April 27, 2015, U-Haul filed its opposition brief to that motion.

On March 25, 2015, PEI filed a Proposed Bill of Costs in the amount of $186,411.  On April 14, 2015, U-Haul filed an opposition to PEI’s proposed bill of costs.  On May 1, 2015, PEI filed an amended bill of costs, in the amount of $196,133.

On April 6, 2015, U-Haul filed, with PEI’s consent, a motion to stay execution of the Judgment, pending the trial court’s rulings on U-Haul’s post-Judgment motions.  That motion was supported by a supersedeas bond in the amount of $60.9 million, which represents 100% of the Judgment plus post-Judgment interest at the rate of 0.25% per year for 18 months. PEI and U-Haul both reserved the right to modify the amount of the bond in the event the Judgment is modified by the Court’s rulings on the parties’ post-Judgment motions (described below).  On April 7, 2015, the Court granted U-Haul’s motion on consent, staying the Judgment pending rulings on U-Haul’s post-Judgment motions.

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

On April 8, 2015, PEI filed a Motion to Amend the Judgment pursuant to Fed. R. Civ. P. 59(e), in which it asked that the Judgment be amended to include (i) the entry of a permanent injunction; (ii) an award of pre-Judgment interest in the amount of $4.9 million; (iii) an award of post-Judgment interest in the amount of $11,441 and continuing to accrue at the rate of 0.25% while the case proceeds; (iv) doubling of the damages award to $121.4 million; and (v) the entry of an order directing the Patent and Trademark Office to dismiss the cancellation proceedings that U-Haul filed, which sought cancellation of the PODS trademarks.  On April 27, 2015, U-Haul filed its opposition brief arguing, among other things, that (1) PEI is not entitled to recover double the windfall the jury incorrectly awarded it; (2) PEI is not entitled to the overreaching injunction it seeks; (3) PEI is not entitled to pre-judgment interest; (4) PEI has overstated the amount of post-Judgment interest to which it is entitled; and (5) PEI’s request that the Court order the Trademark Trial and Appeal Board to dismiss U-Haul’s cancellation proceeding is premature.

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

As of June 30, 2015, the parties’ post-Judgement motions remain before the trial court for decision.

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

10. Related Party Transactions

As set forth in the Audit Committee Charter and consistent with NASDAQ Listing Rules, our Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance with the generally accepted accounting principles (“GAAP”). Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. Our internal processes are designed to ensure that our legal and finance departments identify and monitor potential related party transactions that may require disclosure and Audit Committee oversight.

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

Related Party Revenue

	Quarter Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,239	$1,704
U-Haul interest income revenue from Private Mini	1,126	1,326
U-Haul management fee revenue from SAC Holdings	4,814	4,523
U-Haul management fee revenue from Private Mini	746	636
U-Haul management fee revenue from Mercury	551	518
	$8,476	$8,707

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

During the first quarter of fiscal 2016, a subsidiary of ours held a junior unsecured note from SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $1.2 million and $1.6 million from SAC Holdings during the first quarter of fiscal 2016 and 2015, respectively. The largest aggregate amount of the note receivable outstanding during the first quarter of fiscal 2016 was $50.4 million and the aggregate note receivable balance at June 30, 2015 was $50.2 million. In accordance with the terms of this note, SAC Holdings may prepay the note without penalty or premium at any time. The scheduled maturity of this note is 2017.

During the first quarter of fiscal 2016, AMERCO held a junior note issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $1.1 million and $1.3 million from Private Mini during the first quarters of fiscal 2016 and 2015, respectively. The largest aggregate amount outstanding during the first quarter of fiscal 2016 was $56.5 million and the aggregate note receivable balance at June 30, 2015 was $56.5 million. In July 2015, Private Mini repaid its note and all outstanding interest due AMERCO totalling $56.8 million.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $9.0 million and $9.3 million from the above mentioned entities during the first quarter of fiscal 2016 and 2015, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant stockholder of AMERCO and an estate planning trust benefitting the Shoen children have an interest in Mercury.

Related Party Costs and Expenses

	Quarter Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$654	$655
U-Haul commission expenses to SAC Holdings	13,991	13,484
U-Haul commission expenses to Private Mini	980	862
	$15,625	$15,001

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At June 30, 2015, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $7.9 million, expenses of $0.7 million and cash flows of $8.2 million during the first quarter of fiscal 2016. Revenues and commission expenses related to the Dealer Agreements were $68.9 million and $15.0 million, respectively during the first quarter of fiscal 2016.

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

We have not provided financial or other support explicitly or implicitly during the quarter ended June 30, 2015 to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	June 30,	March 31,
	2015	2015
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$59,259	$59,375
U-Haul notes receivable from SAC Holding Corporation	50,167	50,428
U-Haul interest receivable from SAC Holdings	4,660	4,579
U-Haul receivable from SAC Holdings	18,482	20,108
U-Haul receivable from Mercury	3,549	6,667
Other (a)	(1,464)	633
	$134,653	$141,790

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

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$459,636	$10,091	$5,835	$–		$475,562
Reinsurance recoverables and trade receivables, net	49,542	127,081	32,651	–		209,274
Inventories, net	69,889	–	–	–		69,889
Prepaid expenses	67,511	–	–	–		67,511
Investments, fixed maturities and marketable equities	–	234,595	1,099,604	–		1,334,199
Investments, other	34,788	48,966	239,140	–		322,894
Deferred policy acquisition costs, net	–	–	115,388	–		115,388
Other assets	92,473	1,123	2,501	–		96,097
Related party assets	138,553	13,231	546	(17,677)	(c)	134,653
	912,392	435,087	1,495,665	(17,677)		2,825,467

Investment in subsidiaries	457,337	–	–	(457,337)	(b)	–

Property, plant and equipment, at cost:
Land	488,931	–	–	–		488,931
Buildings and improvements	1,812,899	–	–	–		1,812,899
Furniture and equipment	359,500	–	–	–		359,500
Rental trailers and other rental equipment	449,810	–	–	–		449,810
Rental trucks	3,133,198	–	–	–		3,133,198
	6,244,338	–	–	–		6,244,338
Less: Accumulated depreciation	(1,979,171)	–	–	–		(1,979,171)
Total property, plant and equipment	4,265,167	–	–	–		4,265,167
Total assets	$5,634,896	$435,087	$1,495,665	$(475,014)		$7,090,634

(a) Balances as of March 31, 2015
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of June 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$466,528	$–	$4,397	$–		$470,925
Notes, loans and leases payable	2,162,671	–	30,000	–		2,192,671
Policy benefits and losses, claims and loss expenses payable	369,943	270,836	433,394	–		1,074,173
Liabilities from investment contracts	–	–	711,782	–		711,782
Other policyholders' funds and liabilities	–	3,647	9,820	–		13,467
Deferred income	26,438	–	–	–		26,438
Deferred income taxes	545,506	(16,771)	23,382	–		552,117
Related party liabilities	14,749	2,353	575	(17,677)	(c)	–
Total liabilities	3,585,835	260,065	1,213,350	(17,677)		5,041,573

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	450,413	91,120	26,271	(117,601)	(b)	450,203
Accumulated other comprehensive income (loss)	(22,818)	10,389	37,717	(48,106)	(b)	(22,818)
Retained earnings	2,294,081	70,212	215,827	(285,829)	(b)	2,294,291
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(5,462)	–	–	–		(5,462)
Total stockholders' equity	2,049,061	175,022	282,315	(457,337)		2,049,061
Total liabilities and stockholders' equity	$5,634,896	$435,087	$1,495,665	$(475,014)		$7,090,634

(a) Balances as of March 31, 2015
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

Consolidating balance sheets by industry segment as of March 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$489,140	$–	$5,995	$–		$495,135
Notes, loans and leases payable	2,190,869	–	–	–		2,190,869
Policy benefits and losses, claims and loss expenses payable	363,552	271,744	426,892	–		1,062,188
Liabilities from investment contracts	–	–	685,745	–		685,745
Other policyholders' funds and liabilities	–	4,072	4,927	–		8,999
Deferred income	18,081	–	–	–		18,081
Deferred income taxes	524,550	(18,592)	20,841	–		526,799
Related party liabilities	13,919	2,073	112	(16,104)	(c)	–
Total liabilities	3,600,111	259,297	1,144,512	(16,104)		4,987,816

Stockholders' equity :
Series preferred stock:	–	–	–	–		–
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	449,878	91,120	26,271	(117,601)	(b)	449,668
Accumulated other comprehensive income (loss)	(34,365)	8,871	32,310	(41,181)	(b)	(34,365)
Retained earnings (deficit)	2,142,390	66,001	213,088	(278,879)	(b)	2,142,600
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(6,391)	–	–	–		(6,391)
Total stockholders' equity (deficit)	$1,884,359	169,293	274,169	(443,462)		1,884,359
Total liabilities and stockholders' equity	5,484,470	$428,590	$1,418,681	$(459,566)		$6,872,175

(a) Balances as of December 31, 2014
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statement of operations by industry segment for the quarter ended June 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$630,039	$–	$–	$(753)	(c)	$629,286
Self-storage revenues	57,191	–	–	–		57,191
Self-moving & self-storage products & service sales	77,258	–	–	–		77,258
Property management fees	6,111	–	–	–		6,111
Life insurance premiums	–	–	40,266	–		40,266
Property and casualty insurance premiums	–	10,556	–	–		10,556
Net investment and interest income	2,817	4,334	15,020	(199)	(b)	21,972
Other revenue	41,424	–	783	(42)	(b)	42,165
Total revenues	814,840	14,890	56,069	(994)		884,805

Costs and expenses:
Operating expenses	351,855	6,339	5,762	(787)	(b,c)	363,169
Commission expenses	73,058	–	–	–		73,058
Cost of sales	41,255	–	–	–		41,255
Benefits and losses	–	2,073	41,318	–		43,391
Amortization of deferred policy acquisition costs	–	–	4,778	–		4,778
Lease expense	17,111	–	–	(47)	(b)	17,064
Depreciation, net of (gains) losses on disposals	50,982	–	–	–		50,982
Total costs and expenses	534,261	8,412	51,858	(834)		593,697

Earnings from operations before equity in earnings of subsidiaries	280,579	6,478	4,211	(160)		291,108

Equity in earnings of subsidiaries	6,950	–	–	(6,950)	(d)	–

Earnings from operations	287,529	6,478	4,211	(7,110)		291,108
Interest expense	(22,260)	–	–	160	(b)	(22,100)
Pretax earnings	265,269	6,478	4,211	(6,950)		269,008
Income tax expense	(93,984)	(2,267)	(1,472)	–		(97,723)
Earnings available to common shareholders	$171,285	$4,211	$2,739	$(6,950)		$171,285

(a) Balances for the quarter ended March 31, 2015
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry for the quarter ended June 30, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$576,167	$–	$–	$(692)	(c)	$575,475
Self-storage revenues	49,134	–	–	–		49,134
Self-moving & self-storage products & service sales	74,479	–	–	–		74,479
Property management fees	5,677	–	–	–		5,677
Life insurance premiums	–	–	37,930	–		37,930
Property and casualty insurance premiums	–	9,618	–	–		9,618
Net investment and interest income	4,477	2,794	13,965	(190)	(b)	21,046
Other revenue	44,987	–	725	(116)	(b)	45,596
Total revenues	754,921	12,412	52,620	(998)		818,955

Costs and expenses:
Operating expenses	352,631	5,801	5,666	(799)	(b,c)	363,299
Commission expenses	66,340	–	–	–		66,340
Cost of sales	41,628	–	–	–		41,628
Benefits and losses	–	2,589	38,195	–		40,784
Amortization of deferred policy acquisition costs	–	–	4,184	–		4,184
Lease expense	22,514	–	–	(44)	(b)	22,470
Depreciation, net of (gains) losses on disposals	61,051	–	–	–		61,051
Total costs and expenses	544,164	8,390	48,045	(843)		599,756

Earnings from operations before equity in earnings of subsidiaries	210,757	4,022	4,575	(155)		219,199

Equity in earnings of subsidiaries	5,594	–	–	(5,594)	(d)	–

Earnings from operations	216,351	4,022	4,575	(5,749)		219,199
Interest expense	(24,303)	–	–	155	(b)	(24,148)
Pretax earnings	192,048	4,022	4,575	(5,594)		195,051
Income tax expense	(67,574)	(1,408)	(1,595)	–		(70,577)
Earnings available to common shareholders	$124,474	$2,614	$2,980	$(5,594)		$124,474

(a) Balances for the quarter ended March 31, 2014
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$171,285	$4,211	$2,739	$(6,950)	$171,285
Earnings from consolidated subsidiaries	(6,950)	–	–	6,950	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	96,966	–	–	–	96,966
Amortization of deferred policy acquisition costs	–	–	4,778	–	4,778
Change in allowance for losses on trade receivables	(61)	–	–	–	(61)
Change in allowance for inventory reserve	(248)	–	–	–	(248)
Net gain on sale of real and personal property	(45,984)	–	–	–	(45,984)
Net gain on sale of investments	–	(781)	(672)	–	(1,453)
Deferred income taxes	19,675	1,004	(1,813)	–	18,866
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(17,122)	(1,576)	(651)	–	(19,349)
Inventories	(140)	–	–	–	(140)
Prepaid expenses	56,624	–	–	–	56,624
Capitalization of deferred policy acquisition costs	–	–	(7,137)	–	(7,137)
Other assets	9,237	831	43	–	10,111
Related party assets	5,496	170	–	–	5,666
Accounts payable and accrued expenses	50,325	–	1,587	–	51,912
Policy benefits and losses, claims and loss expenses payable	6,074	(908)	6,503	–	11,669
Other policyholders' funds and liabilities	–	(425)	4,893	–	4,468
Deferred income	8,342	–	–	–	8,342
Related party liabilities	830	146	462	–	1,438
Net cash provided (used) by operating activities	354,349	2,672	10,732	–	367,753

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(452,572)	–	–	–	(452,572)
Short term investments	–	(11,824)	(61,693)	–	(73,517)
Fixed maturities investments	–	(9,827)	(37,245)	–	(47,072)
Equity securities	–	–	(967)	–	(967)
Preferred stock	–	(2)	–	–	(2)
Real estate	–	(6)	(17)	–	(23)
Mortgage loans	(8,226)	–	(74,613)	–	(82,839)
Proceeds from sales and paydowns of:
Property, plant and equipment	194,133	–	–	–	194,133
Short term investments	–	10,298	78,034	–	88,332
Fixed maturities investments	–	6,221	24,119	–	30,340
Equity securities	–	–	799	–	799
Mortgage loans	1,075	4,064	9,167	–	14,306
Net cash provided (used) by investing activities	(265,590)	(1,076)	(62,416)	–	(329,082)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2015
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	41,206	–	47,000	–	88,206
Principal repayments on credit facilities	(65,797)	–	(17,000)	–	(82,797)
Capital lease payments	(33,974)	–	–	–	(33,974)
Leveraged Employee Stock Ownership Plan	929	–	–	–	929
Investment contract deposits	–	–	39,252	–	39,252
Investment contract withdrawals	–	–	(13,215)	–	(13,215)
Net cash provided (used) by financing activities	(57,636)	–	56,037	–	(1,599)

Effects of exchange rate on cash	(3,360)	–	–	–	(3,360)

Increase in cash and cash equivalents	27,763	1,596	4,353	–	33,712
Cash and cash equivalents at beginning of period	431,873	8,495	1,482	–	441,850
Cash and cash equivalents at end of period	$459,636	$10,091	$5,835	$–	$475,562
	(page 2 of 2)
(a) Balance for the period ended March 31, 2015

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$124,474	$2,614	$2,980	$(5,594)		$124,474
Earnings from consolidated subsidiaries	(5,594)	–	–	5,594		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	84,010	–	–	–		84,010
Amortization of deferred policy acquisition costs	–	–	4,184	–		4,184
Change in allowance for losses on trade receivables	18	–	4	–		22
Change in allowance for inventory reserve	(1,760)	–	–	–		(1,760)
Net gain on sale of real and personal property	(22,959)	–	–	–		(22,959)
Net gain on sale of investments	–	(127)	(747)	–		(874)
Deferred income taxes	10,697	115	1,595	–		12,407
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(13,561)	13,888	(1,044)	–		(717)
Inventories	(561)	–	–	–		(561)
Prepaid expenses	5,368	–	–	–		5,368
Capitalization of deferred policy acquisition costs	–	–	(6,575)	–		(6,575)
Other assets	(7,487)	721	(48)	–		(6,814)
Related party assets	8,855	(885)	–	119	(b)	8,089
Accounts payable and accrued expenses	92,473	–	1,531	–		94,004
Policy benefits and losses, claims and loss expenses payable	613	(14,843)	4,352	–		(9,878)
Other policyholders' funds and liabilities	–	581	1,246	–		1,827
Deferred income	7,683	–	–	–		7,683
Related party liabilities	1,018	668	311	(119)	(b)	1,878
Net cash provided (used) by operating activities	283,287	2,732	7,789	–		293,808

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(343,988)	–	–	–		(343,988)
Short term investments	–	(13,040)	(49,253)	–		(62,293)
Fixed maturities investments	–	(19,217)	(50,209)	–		(69,426)
Equity securities	–	(3,281)	–	–		(3,281)
Preferred stock	–	(2)	–	–		(2)
Real estate	–	–	(4,211)	–		(4,211)
Mortgage loans	(3,719)	(1,350)	–	–		(5,069)
Proceeds from sales and paydowns of:
Property, plant and equipment	128,989	–	–	–		128,989
Short term investments	–	20,051	42,580	–		62,631
Fixed maturities investments	–	11,626	13,998	–		25,624
Equity securities	–	2,009	–	–		2,009
Preferred stock	–	–	1,000	–		1,000
Mortgage loans	8,154	243	3,672	–		12,069
Net cash provided (used) by investing activities	(210,564)	(2,961)	(42,423)	–		(255,948)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2014
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	207,152	–	–	–	207,152
Principal repayments on credit facilities	(52,464)	–	–	–	(52,464)
Debt issuance costs	(2,422)	–	–	–	(2,422)
Capital lease payments	(18,007)	–	–	–	(18,007)
Leveraged Employee Stock Ownership Plan - repayments from loan	87	–	–	–	87
Investment contract deposits	–	–	37,892	–	37,892
Investment contract withdrawals	–	–	(11,551)	–	(11,551)
Net cash provided (used) by financing activities	134,346	–	26,341	–	160,687

Effects of exchange rate on cash	(1,074)	–	–	–	(1,074)

Increase (decrease) in cash and cash equivalents	205,995	(229)	(8,293)	–	197,473
Cash and cash equivalents at beginning of period	464,710	12,758	17,644	–	495,112
Cash and cash equivalents at end of period	$670,705	$12,529	$9,351	$–	$692,585
	(page 1 of 2)
(a) Balance for the period ended March 31, 2014

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands U.S. $'s)
Quarter Ended June 30, 2015
Total revenues	$841,463	$43,342	$884,805
Depreciation and amortization, net of (gains) losses on disposal	56,739	(979)	55,760
Interest expense	21,989	111	22,100
Pretax earnings	259,127	9,881	269,008
Income tax expense	95,095	2,628	97,723
Identifiable assets	6,874,093	216,541	7,090,634

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands U.S. $'s)
Quarter Ended June 30, 2014
Total revenues	$773,043	$45,912	$818,955
Depreciation and amortization, net of (gains) losses on disposal	64,040	1,195	65,235
Interest expense	24,019	129	24,148
Pretax earnings	186,907	8,144	195,051
Income tax expense	68,419	2,158	70,577
Identifiable assets	6,358,303	170,379	6,528,682

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$240	$207
Interest cost on accumulated postretirement benefit	188	180
Other components	9	3
Net periodic postretirement benefit cost	$437	$390

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

Certain assets and liabilities are recorded at fair value on the condensed consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820 - Fair Value Measurements and Disclosure (“ASC 820”) requires that financial assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheet as of June 30, 2015 and March 31, 2015 that are subject to ASC 820 and the valuation approach applied to each of these items.

Year Ended June 30, 2015	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$391,113	$391,113	$–	$–
Fixed maturities - available for sale	1,290,830	1,007,559	282,315	956
Preferred stock	18,552	18,552	–	–
Common stock	24,817	24,817	–	–
Derivatives	4,351	4,351	–	–
Total	$1,729,663	$1,446,392	$282,315	$956

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	21,121	–	21,121	–
Total	$21,121	$–	$21,121	$–

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

The following table represents the fair value measurements for our assets at June 30, 2015 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2015	$1,004

Fixed Maturities - Asset Backed Securities - redeemed	(54)
Fixed Maturities - Asset Backed Securities - net gain (realized)	22
Fixed Maturities - Asset Backed Securities - net loss (unrealized)	(16)
Balance at June 30, 2015	$956

15. Subsequent Events

On June 5, 2015, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on June 19, 2015. The dividend was paid on July 1, 2015.

In July 2015, Private Mini repaid its note and all outstanding interest due AMERCO totalling $56.8 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015, which are followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2016.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

AMERCO, a Nevada corporation, has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2015 and 2014 correspond to fiscal 2016 and 2015 for AMERCO.

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

Moving and Storage

Moving and Storage consists of the rental of trucks, trailers, portable moving and storage units, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with GAAP in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of the need to estimate matters that are inherently uncertain.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the first quarter of fiscal 2016 or 2015.

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

Subsequent Events

Our management has evaluated subsequent events occurring after June 30, 2015, the date of our most recent balance sheet, through the date our financial statements were issued. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Recent Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for interim periods and annual period beginning after December 15, 2015; however early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2015 compared with the Quarter Ended June 30, 2014

Listed below, on a consolidated basis, are revenues for our major product lines for the first quarter of fiscal 2016 and the first quarter of fiscal 2015:

	Quarter Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$629,286	$575,475
Self-storage revenues	57,191	49,134
Self-moving and self-storage products and service sales	77,258	74,479
Property management fees	6,111	5,677
Life insurance premiums	40,266	37,930
Property and casualty insurance premiums	10,556	9,618
Net investment and interest income	21,972	21,046
Other revenue	42,165	45,596
Consolidated revenue	$884,805	$818,955

Self-moving equipment rental revenues increased $53.8 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015.  Compared to the same period last year we increased the number of trucks in our rental equipment fleet, expanded the number of independent dealers in our distribution network and added Company-owned locations. Truck, trailer and towing device revenue and transactions for both our In-Town and one-way moving markets increased.

Self-storage revenues increased $8.1 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015.  The average monthly amount of occupied square feet increased by 13% during the first quarter of fiscal 2016 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 2.1 million net rentable square feet to the self-storage portfolio with over 0.4 million of that coming on during the first quarter.

Sales of self-moving and self-storage products and services increased $2.8 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015. Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Life insurance premiums increased $2.3 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015 due primarily to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.9 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015 due to an increase in Safestor and Safetow sales which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $0.9 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015. Compared with the same period last year, our Insurance segments recognized increased investment income due to a larger invested asset base and gains from their mortgage loan portfolios.

Other revenue decreased $3.4 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015 caused primarily by the U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $884.8 million for the first quarter of fiscal 2016, compared with $819.0 million for the first quarter of fiscal 2015.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2016 and the first quarter of fiscal 2015. The insurance companies first quarters ended March 31, 2015 and 2014.

	Quarter Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$814,840	$754,921
Earnings from operations before equity in earnings of subsidiaries	280,579	210,757
Property and casualty insurance
Revenues	14,890	12,412
Earnings from operations	6,478	4,022
Life insurance
Revenues	56,069	52,620
Earnings from operations	4,211	4,575
Eliminations
Revenues	(994)	(998)
Earnings from operations before equity in earnings of subsidiaries	(160)	(155)
Consolidated Results
Revenues	884,805	818,955
Earnings from operations	291,108	219,199

Total costs and expenses decreased $6.1 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015. Moving and Storage experienced a $9.9 million decline.  Operating expenses for Moving and Storage decreased $0.8 million.  This was a function of increased personnel costs being more than offset by a decline in direct operating costs associated with the U-Box program.  Commission expenses increased in relation to the associated revenues. Depreciation expense increased $12.9 million; however, gains from the disposal of property, plant and equipment increased $23.0 million. This resulted in a net decrease of $10.1 million in depreciation expense, net. We have increased the number of trucks sold compared to the same quarter last year and the resale market for these trucks remains strong.  Lease expense decreased $5.4 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $291.1 million for the first quarter of fiscal 2016, compared with $219.2 million for the first quarter of fiscal 2015.

Interest expense for the first quarter of fiscal 2016 was $22.1 million, compared with $24.1 million for the first quarter of fiscal 2015 primarily due to lowering costs of borrowing.

Income tax expense was $97.7 million for the first quarter of fiscal 2016, compared with $70.6 million for the first quarter of fiscal 2015.

As a result of the above mentioned items, earnings available to common shareholders were $171.3 million for the first quarter of fiscal 2016, compared with $124.5 million for the first quarter of fiscal 2015.

Basic and diluted earnings per share for the first quarter of fiscal 2016 were $8.74, compared with $6.36 for the first quarter of fiscal 2015.

The weighted average common shares outstanding basic and diluted were 19,596,129 for the first quarter of fiscal 2016, compared with 19,577,802 for the first quarter of fiscal 2015.

Moving and Storage

Quarter Ended June 30, 2015 compared with the Quarter Ended June 30, 2014

Listed below are revenues for our major product lines at Moving and Storage for the first quarter of fiscal 2016 and the first quarter of fiscal 2015:

	Quarter Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$630,039	$576,167
Self-storage revenues	57,191	49,134
Self-moving and self-storage products and service sales	77,258	74,479
Property management fees	6,111	5,677
Net investment and interest income	2,817	4,477
Other revenue	41,424	44,987
Moving and Storage revenue	$814,840	$754,921

Self-moving equipment rental revenues increased $53.9 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015.  Compared to the same period last year we increased the number of trucks in our rental equipment fleet, expanded the number of independent dealers in our distribution network and added Company-owned locations. Truck, trailer and towing device revenue and transactions for both our In-Town and one-way moving markets increased.

Self-storage revenues increased $8.1 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015.  The average monthly amount of occupied square feet increased by 13% during the first quarter of fiscal 2016 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 2.1 million net rentable square feet to the self-storage portfolio with over 0.4 million of that coming on during the first quarter.

Sales of self-moving and self-storage products and services increased $2.8 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015.  Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Net investment and interest income decreased $1.7 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015. The decrease was due to lower interest income earned from SAC Holdings and Private Mini due to reduced receivable balances compared with the same period last year and gains realized from mortgage loan holdings in the first quarter of fiscal 2015 that did not recur in the first quarter of fiscal 2016.

Other revenue decreased $3.6 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015 caused primarily by the U-BoxTM program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of June 30	237	212
Square footage as of June 30	20,735	18,642
Average monthly number of rooms occupied	194	173
Average monthly occupancy rate based on room count	82.5%	82.3%
Average monthly square footage occupied	17,334	15,335

Total costs and expenses decreased $9.9 million during the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015.  Operating expenses decreased $0.8 million.  This was a function of increased personnel costs being more than offset by a decline in direct operating costs associated with the U-Box program.  Commission expenses increased in relation to the associated revenues. Depreciation expense increased $12.9 million; however, gains from the disposal of property, plant and equipment increased $23.0 million. This resulted in a net decrease of $10.1 million in depreciation expense, net. We have increased the number of trucks sold compared to the same quarter last year and the resale market for these trucks remains strong.  Lease expense decreased $5.4 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $280.6 million for the first quarter of fiscal 2016, compared with $210.8 million for the first quarter of fiscal 2015.

Equity in the earnings of AMERCO’s insurance subsidiaries was $7.0 million and $5.6 million for the first quarter of fiscal 2016 and 2015, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $287.5 million for the first quarter of fiscal 2016, compared with $216.4 million for the first quarter of fiscal 2015.

Property and Casualty Insurance

Quarter Ended March 31, 2015 compared with the Quarter Ended March 31, 2014

Net premiums were $10.6 million and $9.6 million for the quarters ended March 31, 2015 and 2014, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same time period.

Net investment and interest income was $4.3 million and $2.8 million for the quarters ended March 31, 2015 and 2014, respectively. There was a $1.0 million gain associated with the repayment of a mortgage loan combined with an increase and real estate related rental income of $0.4 million.

Net operating expenses were $6.3 million and $5.8 million for the quarters ended March 31, 2015 and 2014, respectively due primarily to an increase in commissions.

Benefits and losses incurred were $2.1 million and $2.6 million for the quarters ended March 31, 2015 and 2014, respectively as a result of a $0.6 million improvement in loss experience associated with the moving and storage related insurance business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $6.5 million and $4.0 million for the quarters ended March 31, 2015 and 2014, respectively.

Life Insurance

Quarter Ended March 31, 2015 compared with the Quarter Ended March 31, 2014

Net premiums were $40.3 million and $37.9 million for the quarters ended March 31, 2015 and 2014, respectively. Life premiums increased $0.9 million primarily due to an increase in sales of single premium whole life and final expense policies. Medicare supplement premiums increased $1.2 million due to improved sales of new policies, offset by a reduction in renewal premiums from policy decrements on older blocks. Other premiums increased $0.3 million. Annuity deposits, which are accounted for on our balance sheet as deposits rather than premiums, were $33.8 million, an increase of $1.1 million.

Net investment and interest income was $15.0 million and $14.0 million for the quarters ended March 31, 2015 and 2014, respectively. Interest and real estate related rental income increased by $0.8 million due to a larger invested asset base.  Realized gains increased $0.2 million compared to the same period last year.

Net operating expenses were $5.8 million and $5.7 million for the quarters ended March 31, 2015 and 2014, respectively.

Benefits and losses incurred were $41.3 million and $38.2 million for the quarters ended March 31, 2015 and 2014, respectively. Incurred Medicare supplement benefits increased $2.4 million as a result of new business.  Other benefits increased $0.2 million. As a result of our increased deferred annuity deposit base we experienced an increase in interest credited to policyholders of $0.5 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $4.8 million and $4.2 million for the quarters ended March 31, 2015 and 2014, respectively. The variance was a result of the increased amortization of life, Medicare supplement and annuity DAC and SIA due to new sales.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $4.2 million and $4.6 million for the quarters ended March 31, 2015 and 2014, respectively.

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

At June 30, 2015, cash and cash equivalents totaled $475.6 million, compared with $441.9 million at March 31, 2015. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of June 30, 2015 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$459,636	$10,091	$5,835
Other financial assets	222,883	423,873	1,371,941
Debt obligations	2,162,671	–	30,000

(a) As of March 31, 2015

At June 30, 2015, Moving and Storage had additional cash available under existing credit facilities of $85.0 million.

Net cash provided by operating activities increased $73.9 million in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 primarily due to an improvement in earnings.

Net cash used in investing activities increased $73.1 million in the first quarter of fiscal 2016, compared with the first quarter of fiscal 2015. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, increased $33.0 million. Cash from the sales of property, plant and equipment increased $65.1 million largely due to an increase in fleet sales. Life Insurance had an increase in net cash used for investing of $20.0 million due to additional investment purchases with cash generated from financing activities.

Net cash used by financing activities increased $162.3 million in the first quarter of fiscal 2016, as compared with the first quarter of fiscal 2015 primarily driven by an increase in repayments of debt and capital leases of $46.3 million and a decrease in borrowings of $118.9 million..

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2016, we will reinvest in our truck and trailer rental fleet approximately $500 million, net of equipment sales excluding any lease buyouts. Through the first quarter of fiscal 2016, we have invested, net of sales, approximately $117 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2016 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2016 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through internally generated funds. For the first quarter of fiscal 2016, we invested approximately $113 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2016, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $258.4 million and $215.0 million for the first quarter of fiscal 2016 and 2015, respectively. The components of our net capital expenditures are provided in the following table:

	Quarter Ended June 30,
	2015	2014
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$310,145	$326,434
Equipment lease buyouts	38,608	20,591
Purchases of real estate, construction and renovations	113,070	85,981
Other capital expenditures	21,174	17,017
Gross capital expenditures	482,997	450,023
Less: Lease proceeds	(30,425)	(106,035)
Less: Sales of property, plant and equipment	(194,133)	(128,989)
Net capital expenditures	258,439	214,999

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

Property and Casualty stockholder’s equity was $175.0 million and $169.3 million at March 31, 2015 and December 31, 2014, respectively. The increase resulted from net earnings of $4.2 million and an increase in other comprehensive income of $1.5 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the quarter ended March 31, 2015 were $26.0 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $282.3 million and $274.2 million at March 31, 2015 and December 31, 2014, respectively. The increase resulted from net earnings of $2.7 million and an increase in other comprehensive income of $5.4 million. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had a direct exposure to capital market conditions other than through its investment portfolio. However, as of March 31, 2015 Oxford had drawn $30.0 million on a debt facility available to them through their membership in the FHLB system. For a more detailed discussion of this facility, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $354.3 million and $283.3 million for the first quarter of fiscal 2016 and 2015, respectively. The increase was primarily driven by earnings.

Property and Casualty Insurance

Net cash provided by operating activities were $2.7 million for both the first quarter ended March 31, 2015 and 2014, respectively.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $21.8 million and $18.7 million at March 31, 2015 and December 31, 2014, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $10.7 million and $7.8 million for the first quarter ended March 31, 2015 and 2014, respectively. The increase in cash provided was primarily due to the increase in pending business offset by the increase in federal income tax payments.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At March 31, 2015 and December 31, 2014, cash and cash equivalents and short-term investments amounted to $26.9 million and $39.0 million, respectively.  Additionally, Oxford has the ability to draw additional funds through their membership in the FHLB system. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At June 30, 2015, we had cash availability under existing credit facilities of $85.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

Certain assets and liabilities are recorded at fair value on the condensed consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 14, Fair Value Measurements of the Notes to Condensed Consolidated Financial Statements.

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At June 30, 2015, we had $1.0 million of available-for-sale assets classified in Level 3.

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

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Disclosures about Contractual Obligations and Commercial Commitments in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $52.0 million of residual values at June 30, 2015 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $101.7 million at June 30, 2015.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $9.0 million and $9.3 million from the above mentioned entities during the first quarter of fiscal 2016 and 2015, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder of AMERCO and an estate planning trust benefitting the Shoen children have an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.7 million in the first quarters of both fiscal 2016 and 2015, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At June 30, 2015, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $15.0 million and $14.3 million in commissions pursuant to such dealership contracts during the first quarter of fiscal 2016 and 2015, respectively.

During the first quarter of fiscal 2016, a subsidiary of ours held a junior unsecured note of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $1.2 million and $1.7 million, and received cash interest payments of $1.2 million and $1.6 million, from SAC Holdings during the first quarter of fiscal 2016 and 2015, respectively. The largest aggregate amount of the note receivable outstanding during the first quarter of fiscal 2016 was $50.4 million and the aggregate note receivable balance at June 30, 2015 was $50.2 million. In accordance with the terms of this note, SAC Holdings may prepay the note without penalty or premium at any time. The scheduled maturity of this note is 2017.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $7.9 million, expenses of $0.7 million and cash flows of $8.2 million during the first quarter of fiscal 2016. Revenues and commission expenses related to the Dealer Agreements were $68.9 million and $15.0 million, respectively during the first quarter of fiscal 2016.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease.  We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at June 30, 2015:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$211,666		$(19,947)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
5,860		(19)	8/29/2008	7/10/2015	4.04%	1 Month LIBOR
9,294		(73)	9/30/2008	9/10/2015	4.16%	1 Month LIBOR
5,126	(a)	(70)	3/30/2009	3/30/2016	2.24%	1 Month LIBOR
5,913	(a)	(152)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
11,250	(a)	(380)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
22,500	(a)	(455)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
9,100	(a)	(165)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
10,473	(b)	(78)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
13,333		(32)	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
25,875		250	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of June 30, 2015, we had $676.2 million of variable rate debt obligations and $10.5 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $3.6 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.9% and 5.6% of our revenue was generated in Canada during the first quarter of fiscal 2016 and 2015, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements may include, but are not limited to, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and pending litigation against us, the adequacy of our liquidity, our goals and strategies, and plans for new business, our access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, projections of capital expenditures and our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our capital resources and the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the degree and nature of our competition; our leverage; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; the limited number of manufacturers that supply our rental trucks; our ability to effectively hedge our variable interest rate debt; that we are controlled by a small contingent of stockholders; risks relating to our notes receivable from SAC Holding; fluctuations in quarterly results and seasonality; changes in, and our compliance with, government regulations, particulary environmental regulations and regulations relating to motor carrier operations; our reliance on our third party dealer network; liability claims relating to our rental vehicles and equipment; our ability to attract, motivate and retain key employees; reliance on our automated systems and the internet; our credit ratings; our ability to recover under reinsurance arrangements and other factors described in our Annual Report on Form 10-K in Item 1A, Risk Factors and in this Quarterly Report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this Quarterly Report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the CEO and CAO, conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the most recently completed fiscal quarter covered by this Quarterly Report. Our Disclosure Controls are designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CAO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective related to the above stated design purposes.

Inherent Limitations on the Effectiveness of Controls

Our management, including our CEO and CAO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1. Legal Proceedings

The information regarding our legal proceedings in Note 9, Contingencies, of the Notes to Condensed Consolidated Financial Statements is incorporated by reference herein.

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Date: August 5, 2015	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: August 5, 2015	/s/ Jason A. Berg
Jason A. Berg
Chief Accounting Officer
(Principal Financial Officer)