Form 10-Q
period 2015-09-30
AMERCO /NV/
filed 2015-11-04
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
5555 Kietzke Lane, Ste. 100
Reno, Nevada 89511
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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 1, 2015

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	September 30,	March 31,
	2015	2015
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$961,647	$441,850
Reinsurance recoverables and trade receivables, net	176,128	189,869
Inventories, net	72,022	69,472
Prepaid expenses	51,961	126,296
Investments, fixed maturities and marketable equities	1,360,780	1,304,962
Investments, other	330,233	268,720
Deferred policy acquisition costs, net	125,052	115,422
Other assets	93,508	106,157
Related party assets	83,917	141,790
	3,255,248	2,764,538
Property, plant and equipment, at cost:
Land	521,964	467,482
Buildings and improvements	1,930,042	1,728,033
Furniture and equipment	370,557	355,349
Rental trailers and other rental equipment	458,472	436,642
Rental trucks	3,085,800	3,059,987
	6,366,835	6,047,493
Less: Accumulated depreciation	(2,021,538)	(1,939,856)
Total property, plant and equipment	4,345,297	4,107,637
Total assets	$7,600,545	$6,872,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$508,453	$496,370
Notes, loans and leases payable	2,483,190	2,190,869
Policy benefits and losses, claims and loss expenses payable	1,072,884	1,062,188
Liabilities from investment contracts	810,474	685,745
Other policyholders' funds and liabilities	11,683	7,764
Deferred income	20,333	18,081
Deferred income taxes	549,910	526,799
Total liabilities	5,456,927	4,987,816

Commitments and contingencies (notes 4, 8 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of September 30 and March 31, 2015	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2015	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2015	–	–
Common stock, with $0.25 par value, 150,000,000 shares authorized:
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of September 30 and March 31, 2015	10,497	10,497
Additional paid-in capital	450,830	449,668
Accumulated other comprehensive loss	(55,706)	(34,365)
Retained earnings	2,418,890	2,142,600
Cost of common shares in treasury, net (22,377,912 shares as of September 30 and March 31, 2015)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of September 30 and March 31, 2015)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(3,243)	(6,391)
Total stockholders' equity	2,143,618	1,884,359
Total liabilities and stockholders' equity	$7,600,545	$6,872,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$698,219	$653,534
Self-storage revenues	62,060	52,986
Self-moving and self-storage products and service sales	70,703	68,043
Property management fees	6,320	5,796
Life insurance premiums	40,515	39,041
Property and casualty insurance premiums	13,372	12,463
Net investment and interest income	22,151	21,856
Other revenue	49,563	52,772
Total revenues	962,903	906,491

Costs and expenses:
Operating expenses	406,282	383,970
Commission expenses	80,799	76,160
Cost of sales	39,881	39,836
Benefits and losses	43,428	39,558
Amortization of deferred policy acquisition costs	5,643	4,290
Lease expense	12,724	19,775
Depreciation, net of (gains) on disposals of (($32,821) and ($21,541), respectively)	63,078	67,066
Total costs and expenses	651,835	630,655

Earnings from operations	311,068	275,836
Interest expense	(23,973)	(24,877)
Fees and amortization on early extinguishment of debt	–	(4,081)
Pretax earnings	287,095	246,878
Income tax expense	(103,716)	(90,631)
Earnings available to common stockholders	$183,379	$156,247
Basic and diluted earnings per common share	$9.36	$7.98
Weighted average common shares outstanding: Basic and diluted	19,597,717	19,584,194

Related party revenues for the second quarter of fiscal 2016 and 2015, net of eliminations, were $7.6 million and $8.9 million, respectively.

Related party costs and expenses for the second quarter of fiscal 2016 and 2015, net of eliminations, were $17.0 million and $16.4 million, respectively.

Please see note 10, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Six Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,327,505	$1,229,009
Self-storage revenues	119,251	102,120
Self-moving and self-storage products and service sales	147,961	142,522
Property management fees	12,431	11,473
Life insurance premiums	80,781	76,971
Property and casualty insurance premiums	23,928	22,081
Net investment and interest income	44,123	42,902
Other revenue	91,728	98,368
Total revenues	1,847,708	1,725,446

Costs and expenses:
Operating expenses	769,451	747,269
Commission expenses	153,857	142,500
Cost of sales	81,136	81,464
Benefits and losses	86,819	80,342
Amortization of deferred policy acquisition costs	10,421	8,474
Lease expense	29,788	42,245
Depreciation, net of (gains) on disposals of (($78,805) and ($44,500), respectively)	114,060	128,117
Total costs and expenses	1,245,532	1,230,411

Earnings from operations	602,176	495,035
Interest expense	(46,073)	(49,025)
Fees and amortization on early extinguishment of debt	–	(4,081)
Pretax earnings	556,103	441,929
Income tax expense	(201,439)	(161,208)
Earnings available to common stockholders	$354,664	$280,721
Basic and diluted earnings per common share	$18.10	$14.34
Weighted average common shares outstanding: Basic and diluted	19,596,921	19,580,997

Related party revenues for the first six months of fiscal 2016 and 2015, net of eliminations, were $16.0 million and $17.6 million, respectively.

Related party costs and expenses for the first six months of fiscal 2016 and 2015, net of eliminations, were $32.6 million and $31.4 million, respectively.

Please see note 10, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended September 30, 2015	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$287,095	$(103,716)	$183,379
Other comprehensive income (loss):
Foreign currency translation	(13,098)	–	(13,098)
Unrealized net loss on investments	(31,625)	11,069	(20,556)
Change in fair value of cash flow hedges	1,235	(469)	766
Total comprehensive income	$243,607	$(93,116)	$150,491

Quarter Ended September 30, 2014	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$246,878	$(90,631)	$156,247
Other comprehensive income (loss):
Foreign currency translation	(6,282)	–	(6,282)
Unrealized net gain on investments	20,530	(7,186)	13,344
Change in fair value of cash flow hedges	4,492	(1,707)	2,785
Total comprehensive income	$265,618	$(99,524)	$166,094

Six Months Ended September 30, 2015	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$556,103	$(201,439)	$354,664
Other comprehensive income (loss):
Foreign currency translation	(10,565)	–	(10,565)
Unrealized net loss on investments	(20,972)	7,341	(13,631)
Change in fair value of cash flow hedges	4,605	(1,750)	2,855
Total comprehensive income	$529,171	$(195,848)	$333,323

Six Months Ended September 30, 2014	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$441,929	$(161,208)	$280,721
Other comprehensive income (loss):
Foreign currency translation	(3,539)	–	(3,539)
Unrealized net gain on investments	47,142	(16,500)	30,642
Change in fair value of cash flow hedges	5,837	(2,218)	3,619
Total comprehensive income	$491,369	$(179,926)	$311,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Six Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$354,664	$280,721
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	192,865	172,617
Amortization of deferred policy acquisition costs	10,421	8,474
Change in allowance for losses on trade receivables	(9)	(219)
Change in allowance for inventory reserves	(603)	(960)
Net gain on sale of real and personal property	(78,805)	(44,500)
Net gain on sale of investments	(3,022)	(2,788)
Deferred income taxes	27,259	23,212
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	13,618	13,396
Inventories	(2,107)	(1,260)
Prepaid expenses	71,813	14,012
Capitalization of deferred policy acquisition costs	(15,636)	(13,728)
Other assets	18,306	(7,885)
Related party assets	57,767	2,170
Accounts payable and accrued expenses	59,525	36,410
Policy benefits and losses, claims and loss expenses payable	11,702	(3,918)
Other policyholders' funds and liabilities	2,684	1,156
Deferred income	2,339	1,962
Related party liabilities	(97)	375
Net cash provided by operating activities	722,684	479,247

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(720,265)	(599,351)
Short term investments	(249,082)	(130,294)
Fixed maturities investments	(169,899)	(114,112)
Equity securities	(1,315)	(3,707)
Preferred stock	(3)	(3)
Real estate	(23)	(11,312)
Mortgage loans	(86,361)	(21,189)
Proceeds from sales and paydowns of:
Property, plant and equipment	379,198	260,659
Short term investments	243,634	130,326
Fixed maturities investments	89,085	48,955
Equity securities	808	3,030
Preferred stock	–	1,000
Real estate	–	401
Mortgage loans	29,895	18,623
Net cash used by investing activities	(484,328)	(416,974)

Cash flows from financing activities:
Borrowings from credit facilities	461,735	506,792
Principal repayments on credit facilities	(187,958)	(208,101)
Debt issuance costs	(5,957)	(9,847)
Capital lease payments	(77,786)	(40,694)
Employee Stock Ownership Plan	(1,484)	(124)
Securitization deposits	298	–
Common stock dividends paid	(19,594)	–
Investment contract deposits	150,704	71,571
Investment contract withdrawals	(25,974)	(24,075)
Net cash provided by financing activities	293,984	295,522

Effects of exchange rate on cash	(12,543)	(3,761)

Increase in cash and cash equivalents	519,797	354,034
Cash and cash equivalents at the beginning of period	441,850	495,112
Cash and cash equivalents at the end of period	$961,647	$849,146

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

The condensed consolidated balance sheet as of September 30, 2015 and the related condensed consolidated statements of operations, comprehensive income (loss) for the second quarter and first six months and cash flows for the first six months of fiscal 2016 and 2015 are unaudited.

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

Description of Operating Segments

AMERCO has three reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

The Moving and Storage operating segment (“Moving and Storage”) includes AMERCO, U-Haul, Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane and the rental of fixed and mobile self-storage spaces to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

AMERCO and consolidated entities

notes to condensed consolidatED financial statements (Continued)

The Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) includes Repwest and its wholly-owned subsidiaries and ARCOA Risk Retention Group, Inc. (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Safemove Plus, Safestor and Safestor Mobile protection packages to U-Haul customers. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs. ARCOA is a group captive insurer owned by us and our wholly-owned subsidiaries whose purpose is to provide insurance products related to the moving and storage business.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 9,280 and 20,422 as of September 30, 2015 and 2014, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $17.3 million and $16.4 million at September 30, 2015 and March 31, 2015, respectively.

Available-for-Sale Investments

Available-for-sale investments at September 30, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$91,443	$3,681	$–	$(369)	$94,755
U.S. government agency mortgage-backed securities	28,050	2,397	(5)	(69)	30,373
Obligations of states and political subdivisions	161,134	10,175	(82)	(607)	170,620
Corporate securities	982,345	33,646	(1,637)	(11,720)	1,002,634
Mortgage-backed securities	19,079	666	–	(46)	19,699
Redeemable preferred stocks	18,055	351	–	(308)	18,098
Common stocks	18,482	6,164	–	(45)	24,601
	$1,318,588	$57,080	$(1,724)	$(13,164)	$1,360,780

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Available-for-sale investments at March 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$99,722	$5,658	$(64)	$–	$105,316
U.S. government agency mortgage-backed securities	30,569	2,614	(39)	(3)	33,141
Obligations of states and political subdivisions	165,724	13,052	(298)	(10)	178,468
Corporate securities	885,470	44,426	(2,522)	(2,966)	924,408
Mortgage-backed securities	19,874	806	(1)	–	20,679
Redeemable preferred stocks	18,052	521	(253)	(24)	18,296
Common stocks	17,975	6,719	–	(40)	24,654
	$1,237,386	$73,796	$(3,177)	$(3,043)	$1,304,962

The available for sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $85.9 million during the first six months of fiscal 2016. The gross realized gains on these sales totaled $3.0 million. The gross realized losses on these sales totaled $0.3 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines that we determine to be other-than-temporary and we recognized these write-downs,if any, through earnings. There were no write downs in the second quarter or for the first six months of fiscal 2016 or 2015.

The investment portfolio primarily consists of corporate securities and U.S. government securities. We believe we monitor our investments as appropriate. Our methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. Nothing has come to our attention that would lead to the belief that each issuer would not have the ability to meet the remaining contractual obligations of the security, including payment at maturity. We have the ability and intent not to sell our fixed maturity and common stock investments for a period of time sufficient to allow us to recover our costs.

The significant inputs utilized in the evaluation of mortgage backed securities credit losses include ratings, delinquency rates, and prepayment activity. The significant inputs utilized in the evaluation of asset backed securities credit losses include the time frame for principal recovery and the subordination and value of the underlying collateral.

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for the second quarter or first six months of fiscal 2016.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	September 30, 2015		March 31, 2015
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$53,310	$54,085	$36,355	$37,055
Due after one year through five years	185,138	195,011	198,488	209,404
Due after five years through ten years	502,261	514,431	474,639	492,782
Due after ten years	522,263	534,855	472,003	502,092
	1,262,972	1,298,382	1,181,485	1,241,333

Mortgage backed securities	19,079	19,699	19,874	20,679
Redeemable preferred stocks	18,055	18,098	18,052	18,296
Common stocks	18,482	24,601	17,975	24,654
	$1,318,588	$1,360,780	$1,237,386	$1,304,962

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			September 30,	March 31,
	2016 Rate (a)	Maturities	2015	2015
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2023	$210,000	$240,000
Senior mortgages	2.20% - 5.50%	2016 - 2038	956,129	717,512
Working capital loan (revolving credit)	1.53%	2016	25,000	–
Fleet loans (amortizing)	1.95% - 4.76%	2016 - 2022	208,644	202,784
Fleet loans (term)	3.52% - 3.53%	2016	115,000	115,000
Fleet loans (securitization)	4.90%	2017	67,801	75,846
Fleet loans (revolving credit)	1.21% - 2.05%	2017 - 2019	225,000	190,000
Capital leases (rental equipment)	2.18% - 7.84%	2016 - 2022	621,054	602,470
Other obligations	3.00% - 8.00%	2015 - 2045	54,562	47,257
Total notes, loans and leases payable			$2,483,190	$2,190,869

(a) Interest rate as of September 30, 2015, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of September 30, 2015, the outstanding balance on the Real Estate Loan was $210.0 million. U-Haul International, Inc. is a guarantor of this loan.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At September 30, 2015, the applicable LIBOR was 0.21% and the applicable margin was 1.50%, the sum of which was 1.71%. The rate on the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The interest rate swap expires in August 2018, after this date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of September 30, 2015 were in the aggregate amount of $956.1 million and mature between 2016 and 2038. The senior mortgages require monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 4.22% and 5.50%. Additionally, $139.6 million of these loans have variable interest rates comprised of applicable LIBOR base rates between 0.20% and 0.21% plus margins between 2.00% and 2.50%, the sum of which was between 2.20% and 2.71%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At September 30, 2015 the outstanding balance was $25.0 million. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement matures in April 2016. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate is the applicable LIBOR of 0.28% plus a margin of 1.25% the sum of which was 1.53%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of September 30, 2015 was $208.6 million with the final maturities between April 2016 and July 2022.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At September 30, 2015, the applicable LIBOR was between 0.20% and 0.21% and applicable margins were between 1.72% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 4.76% based on current margins. Additionally, $120.6 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Rental Truck Term Loans

A subsidiary of U-Haul International, Inc. is a borrower under term loans with an aggregate balance at September 30, 2015 of $115.0 million that were used to fund new truck acquisitions. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At September 30, 2015, the outstanding balance was $67.8 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $75 million, which can be increased to a maximum of $225 million. The loan matures in September 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At September 30, 2015, the applicable LIBOR was 0.20% and the margin was 1.75%, the sum of which was 1.95%. Only interest is paid during the first four years of the loan with principal due monthly over the last nine months. As of September 30, 2015, the outstanding balance was $75.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $100 million, which can be increased to a maximum of $125 million. The loan matures in October 2017. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At September 30, 2015, the applicable LIBOR was 0.21% and the margin was 1.00%, the sum of which was 1.21%. Only interest is paid during the first three years of the loan with principal due monthly over the last nine months. As of September 30, 2015, the outstanding balance was $100.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $70 million. The loan matures in May 2019. This agreement contains an option to extend the maturity through February 2020. At September 30, 2015, the applicable LIBOR was 0.20% and the margin was 1.85%, the sum of which was 2.05%. Only interest is paid during the first five years of the loan with principal due upon maturity. As of September 30, 2015, the outstanding balance was $50.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between 5 and 7 years. At September 30, 2015, the balance of these leases was $621.1 million. The net book value of the corresponding capitalized assets was $795.8 million at September 30, 2015.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Obligations

In February 2011, the Company and US Bank, NA (the “Trustee”) entered into the U-Haul Investors Club Indenture.  The Company and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes”). The U-Notes are secured by various types of collateral including rental equipment and real estate.  U-Notes are issued in smaller series that vary as to principal amount, interest rate and maturity.  U-Notes are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

At September 30, 2015, the aggregate outstanding principal balance of the U-Notes issued was $60.7 million of which $6.1 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 3.00% and 8.00% and maturity dates range between 2015 and 2045.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of September 30, 2015 for the next five years and thereafter are as follows:

	Twelve Months Ending September 30,
	2016	2017	2018	2019	2020	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$379,610	$430,008	$350,953	$275,164	$171,028	$876,427

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Interest expense	$20,762	$20,658
Capitalized interest	(871)	(220)
Amortization of transaction costs	748	801
Interest expense resulting from derivatives	3,334	3,638
Total interest expense	23,973	24,877
Write-off of transaction costs related to early extinguishment of debt	–	298
Fees on early extinguishment of debt	–	3,783
Fees and amortization on early extinguishment of debt	–	4,081
Total	$23,973	$28,958

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Six Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Interest expense	$39,304	$40,579
Capitalized interest	(1,422)	(387)
Amortization of transaction costs	1,491	1,554
Interest expense resulting from derivatives	6,700	7,279
Total interest expense	46,073	49,025
Write-off of transaction costs related to early extinguishment of debt	–	298
Fees on early extinguishment of debt	–	3,783
Fees and amortization on early extinguishment of debt	–	4,081
Total	$46,073	$53,106

Interest paid in cash, including payments related to derivative contracts, amounted to $22.6 million and $24.1 million for the second quarter of fiscal 2016 and 2015, respectively and $44.6 million and $47.5 million for the first six months of fiscal 2016 and 2015, respectively.

The costs associated with the early extinguishment of debt in the second quarter of fiscal 2015 included $3.8 million of fees and $0.3 million of transaction cost amortization related to retired debt.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.63%	1.76%
Interest rate at the end of the quarter	1.63%	1.61%
Maximum amount outstanding during the quarter	$250,000	$232,000
Average amount outstanding during the quarter	$234,348	$202,977
Facility fees	$50	$81

	Revolving Credit Activity
	Six Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	1.64%	1.76%
Interest rate at the end of the period	1.63%	1.61%
Maximum amount outstanding during the period	$250,000	$232,000
Average amount outstanding during the period	$207,678	$172,740
Facility fees	$144	$198

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

(a) forward swap
(b) operating lease

As of September 30, 2015, the total notional amount of our variable interest rate swaps on debt and an operating lease was $298.3 million and $10.1 million, respectively.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Values as of
	September 30, 2015	March 31, 2015
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$19,958	$24,484

	The Effect of Interest Rate Contracts on the Statements of Operations for the Six Months Ended

	September 30, 2015	September 30, 2014
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$6,700	$7,279
Gain recognized in AOCI on interest rate contracts (effective portion)	$(4,605)	$(5,837)
Loss reclassified from AOCI into income (effective portion)	$6,621	$7,298
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$79	$(19)

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At September 30, 2015, we expect to reclassify $11.7 million of net losses on interest rate contracts from accumulated other comprehensive income (loss) to earnings as interest expense over the next twelve months. During the first six months of fiscal 2016, we recognized an increase in the fair value of our cash flow hedges of $2.9 million, net of taxes. Embedded in this gain was $6.6 million of losses reclassified from accumulated other comprehensive income (loss) to interest expense during the first six months of fiscal 2016, net of taxes.

6. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2015	$(59,170)	$41,181	$(15,235)	$(1,141)	$(34,365)
Foreign currency translation	(10,565)	–	–	–	(10,565)
Unrealized net loss on investments	–	(13,631)	–	–	(13,631)
Change in fair value of cash flow hedges	–	–	9,476	–	9,476
Amounts reclassified from AOCI	–	–	(6,621)	–	(6,621)
Other comprehensive income (loss)	(10,565)	(13,631)	2,855	–	(21,341)
Balance at September 30, 2015	$(69,735)	$27,550	$(12,380)	$(1,141)	$(55,706)

7. Stockholders’ Equity

On June 4, 2015, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on June 19, 2015. The dividend was paid on July 1, 2015.

On August 28, 2015, we declared a cash dividend on our Common Stock of $3.00 per share to holders of record on September 16, 2015. The dividend was paid on October 2, 2015.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of September 30, 2015, we have guaranteed $44.7 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Twelve Months Ended September 30:
2016	$15,321	$18,833	$34,154
2017	15,044	12,142	27,186
2018	14,307	10,422	24,729
2019	13,765	5,375	19,140
2020	13,658	–	13,658
Thereafter	53,990	–	53,990
Total	$126,085	$46,772	$172,857

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

The case was tried to a jury, beginning on September 8, 2014. On September 19, 2014, the Court granted U-Haul’s motion for directed verdict on the issue of punitive damages.  The Court deferred ruling on U-Haul’s motion for directed verdict on its defense that the words “pod” and “pods” were generic terms for a container used for the moving and storage of goods at the time PEI obtained its trademark (“genericness defense”).  Closing arguments were on September 22, 2014.

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

On March 25, 2015, PEI filed a Proposed Bill of Costs in the amount of $186,411.  On April 14, 2015, U-Haul filed an opposition to PEI’s proposed bill of costs.  On May 1, 2015, PEI filed an amended bill of costs in the amount of $196,133.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

On August 24, 2015, the trial court entered two orders resolving the parties' post-trial motions.  In short, U-Haul’s efforts at setting aside the judgment, getting a new trial or reducing the amount of the jury award were denied, PEI’s motions to enhance (e.g., double) the jury award and receive an award for attorneys’ fees were denied, but the Court entered a permanent injunction, and awarded PEI $4.9 million in pre-judgment interest, $82,727 in costs, and post-judgment interest at the rate of 0.25%, beginning March 11, 2015, computed daily and compounded annually.

On September 4, 2015, U-Haul filed in the trial court its (i) amended notice of appeal, (ii) motion on consent of PEI to approve the bond and stay execution of the judgment pending appeal, and (iii) motion to stay or modify the injunction.

On September 8, 2015, the trial court entered an Order granting U-Haul’s Motion on Consent to Approve Bond and Stay Execution of Judgment.  The Judgment, as amended by the trial court’s orders adding an award of costs and pre-judgment interest, is stayed pending resolution of appeals.

On October 15, 2015, the trial court denied U-Haul’s motion to modify or stay the injunction pending appeal. But in the process, the Court clarified that (i) the reach of the injunction is limited to “advertising, promoting, marketing, or describing any products or services” and (ii) use of the terms “pod” and “pods” in comparative advertising is not prohibited, thereby allowing “nominative fair use" and truthful communications in customer dialogue and making clear that “nothing in the injunction mandates censorship with respect to consumer comments”.

PEI’s deadline for filing a notice of cross-appeal was September 23, 2015, and PEI did not file a notice of cross-appeal.

On September 23, 2015, the Eleventh Circuit Court of Appeals granted the parties’ joint motion for an extension of time for filing their respective briefs on appeal.  U-Haul’s initial brief is due on December 17, 2015, PEI’s response brief is due on March 16, 2016, and U-Haul’s reply is due on April 29, 2016.

On September 24, 2015, the Eleventh Circuit Court of Appeals issued a Notice setting a telephonic mediation for November 16, 2015, beginning at 2:00 p.m., Eastern Time.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Related Party Revenue

	Quarter Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,249	$1,719
U-Haul interest income revenue from Private Mini	–	1,340
U-Haul management fee revenue from SAC Holdings	4,883	4,622
U-Haul management fee revenue from Private Mini	878	648
U-Haul management fee revenue from Mercury	559	526
	$7,569	$8,855

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Six Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$2,488	$3,423
U-Haul interest income revenue from Private Mini	1,126	2,666
U-Haul management fee revenue from SAC Holdings	9,697	9,145
U-Haul management fee revenue from Private Mini	1,624	1,284
U-Haul management fee revenue from Mercury	1,110	1,044
	$16,045	$17,562

During the first six months of fiscal 2016, a subsidiary of ours held a junior unsecured note from SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $2.3 million and $3.3 million from SAC Holdings during the first six months of fiscal 2016 and 2015, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2016 was $50.4 million and the aggregate notes receivable balance at September 30, 2015 was $49.9 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturity of this note is 2017.

During the first six months of fiscal 2016, AMERCO held a junior note issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $1.5 million and $2.7 million from Private Mini during the first six months of fiscal 2016 and 2015, respectively. The largest aggregate amount outstanding during the first six months of fiscal 2016 was $56.5 million. In July 2015, Private Mini repaid its note and all outstanding interest due AMERCO totalling $56.8 million.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $15.5 million and $15.2 million from the above mentioned entities during the first six months of fiscal 2016 and 2015, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant stockholder of AMERCO and an estate planning trust benefitting Shoen children have an interest in Mercury.

Related Party Costs and Expenses

	Quarter Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$654	$655
U-Haul commission expenses to SAC Holdings	15,268	14,742
U-Haul commission expenses to Private Mini	1,058	972
	$16,980	$16,369

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Six Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$1,308	$1,310
U-Haul commission expenses to SAC Holdings	29,259	28,226
U-Haul commission expenses to Private Mini	2,038	1,834
	$32,605	$31,370

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At September 30, 2015, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $14.9 million, expenses of $1.3 million and cash flows of $71.7 million during the first six months of fiscal 2016. Revenues and commission expenses related to the Dealer Agreements were $145.2 million and $31.3 million, respectively during the first six months of fiscal 2016.

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

Management determined that they do not have a variable interest in the holding entities SAC Holding II Corporation, Private Mini, Mercury, 4 SAC, 5 SAC, or Galaxy based upon management agreements which are with the individual operating entities or through the issuance of junior debt; therefore, we are precluded from consolidating these entities.

We have junior debt with SAC Holding Corporation which represents a variable interest. Though we have certain protective rights within this debt agreement, we have no present influence or control over this holding entity unless their protective rights become exercisable, which management considers unlikely based on their payment history. As a result, we have no basis under ASC 810 to consolidate this entity. A redetermination event caused by the Private Mini repayment of the outstanding principal on its junior note with AMERCO occurred during the second quarter of fiscal 2016. After evaluation, Management has concluded that we do not have a variable interest in Private Mini.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We have not provided financial or other support explicitly or implicitly during the quarter ended September 30, 2015 to any of these entities that we were not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	September 30,	March 31,
	2015	2015
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$2,885	$59,375
U-Haul notes receivable from SAC Holdings	49,900	50,428
U-Haul interest receivable from SAC Holdings	4,757	4,579
U-Haul receivable from SAC Holdings	19,972	20,108
U-Haul receivable from Mercury	5,723	6,667
Other (a)	680	633
	$83,917	$141,790

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of September 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$941,398	$13,166	$7,083	$–		$961,647
Reinsurance recoverables and trade receivables, net	31,230	116,680	28,218	–		176,128
Inventories, net	72,022	–	–	–		72,022
Prepaid expenses	51,961	–	–	–		51,961
Investments, fixed maturities and marketable equities	–	231,944	1,128,836	–		1,360,780
Investments, other	29,374	45,605	255,254	–		330,233
Deferred policy acquisition costs, net	–	–	125,052	–		125,052
Other assets	90,172	881	2,455	–		93,508
Related party assets	85,559	14,003	500	(16,145)	(c)	83,917
	1,301,716	422,279	1,547,398	(16,145)		3,255,248

Investment in subsidiaries	445,960	–	–	(445,960)	(b)	–

Property, plant and equipment, at cost:
Land	521,964	–	–	–		521,964
Buildings and improvements	1,930,042	–	–	–		1,930,042
Furniture and equipment	370,557	–	–	–		370,557
Rental trailers and other rental equipment	458,472	–	–	–		458,472
Rental trucks	3,085,800	–	–	–		3,085,800
	6,366,835	–	–	–		6,366,835
Less: Accumulated depreciation	(2,021,538)	–	–	–		(2,021,538)
Total property, plant and equipment	4,345,297	–	–	–		4,345,297
Total assets	$6,092,973	$422,279	$1,547,398	$(462,105)		$7,600,545

(a) Balances as of June 30, 2015
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of September 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$499,312	$1,242	$7,899	$–		$508,453
Notes, loans and leases payable	2,483,190	–	–	–		2,483,190
Policy benefits and losses, claims and loss expenses payable	383,194	258,408	431,282	–		1,072,884
Liabilities from investment contracts	–	–	810,474	–		810,474
Other policyholders' funds and liabilities	–	2,764	8,919	–		11,683
Deferred income	20,333	–	–	–		20,333
Deferred income taxes	549,425	(16,951)	17,436	–		549,910
Related party liabilities	13,901	2,127	117	(16,145)	(c)	–
Total liabilities	3,949,355	247,590	1,276,127	(16,145)		5,456,927

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	451,040	91,120	26,271	(117,601)	(b)	450,830
Accumulated other comprehensive income (loss)	(55,706)	6,114	21,436	(27,550)	(b)	(55,706)
Retained earnings	2,418,680	74,154	221,064	(295,008)	(b)	2,418,890
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(3,243)	–	–	–		(3,243)
Total stockholders' equity	2,143,618	174,689	271,271	(445,960)		2,143,618
Total liabilities and stockholders' equity	$6,092,973	$422,279	$1,547,398	$(462,105)		$7,600,545

(a) Balances as of June 30, 2015
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$431,873	$8,495	$1,482	$–		$441,850
Reinsurance recoverables and trade receivables, net	32,364	125,506	31,999	–		189,869
Inventories, net	69,472	–	–	–		69,472
Prepaid expenses	126,296	–	–	–		126,296
Investments, fixed maturities and marketable equities	–	228,530	1,076,432	–		1,304,962
Investments, other	27,637	50,867	190,216	–		268,720
Deferred policy acquisition costs, net	–	–	115,422	–		115,422
Other assets	101,689	1,924	2,544	–		106,157
Related party assets	144,040	13,268	586	(16,104)	(c)	141,790
	933,371	428,590	1,418,681	(16,104)		2,764,538

Investment in subsidiaries	443,462	–	–	(443,462)	(b)	–

Property, plant and equipment, at cost:
Land	467,482	–	–	–		467,482
Buildings and improvements	1,728,033	–	–	–		1,728,033
Furniture and equipment	355,349	–	–	–		355,349
Rental trailers and other rental equipment	436,642	–	–	–		436,642
Rental trucks	3,059,987	–	–	–		3,059,987
	6,047,493	–	–	–		6,047,493
Less: Accumulated depreciation	(1,939,856)	–	–	–		(1,939,856)
Total property, plant and equipment	4,107,637	–	–	–		4,107,637
Total assets	$5,484,470	$428,590	$1,418,681	$(459,566)		$6,872,175

(a) Balances as of December 31, 2014
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$489,140	$1,235	$5,995	$–		$496,370
Notes, loans and leases payable	2,190,869	–	–	–		2,190,869
Policy benefits and losses, claims and loss expenses payable	363,552	271,744	426,892	–		1,062,188
Liabilities from investment contracts	–	–	685,745	–		685,745
Other policyholders' funds and liabilities	–	2,837	4,927	–		7,764
Deferred income	18,081	–	–	–		18,081
Deferred income taxes	524,550	(18,592)	20,841	–		526,799
Related party liabilities	13,919	2,073	112	(16,104)	(c)	–
Total liabilities	3,600,111	259,297	1,144,512	(16,104)		4,987,816

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	449,878	91,120	26,271	(117,601)	(b)	449,668
Accumulated other comprehensive income (loss)	(34,365)	8,871	32,310	(41,181)	(b)	(34,365)
Retained earnings	2,142,390	66,001	213,088	(278,879)	(b)	2,142,600
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(6,391)	–	–	–		(6,391)
Total stockholders' equity	1,884,359	169,293	274,169	(443,462)		1,884,359
Total liabilities and stockholders' equity	$5,484,470	$428,590	$1,418,681	$(459,566)		$6,872,175

(a) Balances as of December 31, 2014
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$699,184	$–	$–	$(965)	(c)	$698,219
Self-storage revenues	62,060	–	–	–		62,060
Self-moving and self-storage products and service sales	70,703	–	–	–		70,703
Property management fees	6,320	–	–	–		6,320
Life insurance premiums	–	–	40,515	–		40,515
Property and casualty insurance premiums	–	13,372	–	–		13,372
Net investment and interest income	1,845	3,253	17,248	(195)	(b)	22,151
Other revenue	48,182	–	1,424	(43)	(b)	49,563
Total revenues	888,294	16,625	59,187	(1,203)		962,903

Costs and expenses:
Operating expenses	394,660	7,089	5,530	(997)	(b,c)	406,282
Commission expenses	80,799	–	–	–		80,799
Cost of sales	39,881	–	–	–		39,881
Benefits and losses	–	3,471	39,957	–		43,428
Amortization of deferred policy acquisition costs	–	–	5,643	–		5,643
Lease expense	12,770	–	–	(46)	(b)	12,724
Depreciation, net of (gains) losses on disposals	63,078	–	–	–		63,078
Total costs and expenses	591,188	10,560	51,130	(1,043)		651,835

Earnings from operations before equity in earnings of subsidiaries	297,106	6,065	8,057	(160)		311,068

Equity in earnings of subsidiaries	9,179	–	–	(9,179)	(d)	–

Earnings from operations	306,285	6,065	8,057	(9,339)		311,068
Interest expense	(24,133)	–	–	160	(b)	(23,973)
Pretax earnings	282,152	6,065	8,057	(9,179)		287,095
Income tax expense	(98,773)	(2,123)	(2,820)	–		(103,716)
Earnings available to common shareholders	$183,379	$3,942	$5,237	$(9,179)		$183,379

(a) Balances for the quarter ended June 30, 2015
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$654,528	$–	$–	$(994)	(c)	$653,534
Self-storage revenues	52,986	–	–	–		52,986
Self-moving and self-storage products and service sales	68,043	–	–	–		68,043
Property management fees	5,796	–	–	–		5,796
Life insurance premiums	–	–	39,041	–		39,041
Property and casualty insurance premiums	–	12,463	–	–		12,463
Net investment and interest income	3,470	4,068	14,518	(200)	(b)	21,856
Other revenue	51,322	–	1,564	(114)	(b)	52,772
Total revenues	836,145	16,531	55,123	(1,308)		906,491

Costs and expenses:
Operating expenses	372,766	6,711	5,592	(1,099)	(b,c)	383,970
Commission expenses	76,160	–	–	–		76,160
Cost of sales	39,836	–	–	–		39,836
Benefits and losses	–	2,848	36,710	–		39,558
Amortization of deferred policy acquisition costs	–	–	4,290	–		4,290
Lease expense	19,821	–	–	(46)	(b)	19,775
Depreciation, net of (gains) losses on disposals	67,066	–	–	–		67,066
Total costs and expenses	575,649	9,559	46,592	(1,145)		630,655

Earnings from operations before equity in earnings of subsidiaries	260,496	6,972	8,531	(163)		275,836

Equity in earnings of subsidiaries	10,081	–	–	(10,081)	(d)	–

Earnings from operations	270,577	6,972	8,531	(10,244)		275,836
Interest expense	(25,040)	–	–	163	(b)	(24,877)
Fees and amortization on early extinguishment of debt	(4,081)	–	–	–		(4,081)
Pretax earnings	241,456	6,972	8,531	(10,081)		246,878
Income tax expense	(85,209)	(2,441)	(2,981)	–		(90,631)
Earnings available to common shareholders	$156,247	$4,531	$5,550	$(10,081)		$156,247

(a) Balances for the quarter ended June 30, 2014
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,329,223	$–	$–	$(1,718)	(c)	$1,327,505
Self-storage revenues	119,251	–	–	–		119,251
Self-moving and self-storage products and service sales	147,961	–	–	–		147,961
Property management fees	12,431	–	–	–		12,431
Life insurance premiums	–	–	80,781	–		80,781
Property and casualty insurance premiums	–	23,928	–	–		23,928
Net investment and interest income	4,662	7,587	32,268	(394)	(b)	44,123
Other revenue	89,606	–	2,207	(85)	(b)	91,728
Total revenues	1,703,134	31,515	115,256	(2,197)		1,847,708

Costs and expenses:
Operating expenses	746,515	13,428	11,292	(1,784)	(b,c)	769,451
Commission expenses	153,857	–	–	–		153,857
Cost of sales	81,136	–	–	–		81,136
Benefits and losses	–	5,544	81,275	–		86,819
Amortization of deferred policy acquisition costs	–	–	10,421	–		10,421
Lease expense	29,881	–	–	(93)	(b)	29,788
Depreciation, net of (gains) losses on disposals	114,060	–	–	–		114,060
Total costs and expenses	1,125,449	18,972	102,988	(1,877)		1,245,532

Earnings from operations before equity in earnings of subsidiaries	577,685	12,543	12,268	(320)		602,176

Equity in earnings of subsidiaries	16,129	–	–	(16,129)	(d)	–

Earnings from operations	593,814	12,543	12,268	(16,449)		602,176
Interest expense	(46,393)	–	–	320	(b)	(46,073)
Pretax earnings	547,421	12,543	12,268	(16,129)		556,103
Income tax expense	(192,757)	(4,390)	(4,292)	–		(201,439)
Earnings available to common shareholders	$354,664	$8,153	$7,976	$(16,129)		$354,664

(a) Balances for the six months ended June 30, 2015
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,230,695	$–	$–	$(1,686)	(c)	$1,229,009
Self-storage revenues	102,120	–	–	–		102,120
Self-moving and self-storage products and service sales	142,522	–	–	–		142,522
Property management fees	11,473	–	–	–		11,473
Life insurance premiums	–	–	76,971	–		76,971
Property and casualty insurance premiums	–	22,081	–	–		22,081
Net investment and interest income	7,947	6,862	28,483	(390)	(b)	42,902
Other revenue	96,309	–	2,289	(230)	(b)	98,368
Total revenues	1,591,066	28,943	107,743	(2,306)		1,725,446

Costs and expenses:
Operating expenses	725,397	12,512	11,258	(1,898)	(b,c)	747,269
Commission expenses	142,500	–	–	–		142,500
Cost of sales	81,464	–	–	–		81,464
Benefits and losses	–	5,437	74,905	–		80,342
Amortization of deferred policy acquisition costs	–	–	8,474	–		8,474
Lease expense	42,335	–	–	(90)	(b)	42,245
Depreciation, net of (gains) losses on disposals	128,117	–	–	–		128,117
Total costs and expenses	1,119,813	17,949	94,637	(1,988)		1,230,411

Earnings from operations before equity in earnings of subsidiaries	471,253	10,994	13,106	(318)		495,035

Equity in earnings of subsidiaries	15,675	–	–	(15,675)	(d)	–

Earnings from operations	486,928	10,994	13,106	(15,993)		495,035
Interest expense	(49,343)	–	–	318	(b)	(49,025)
Fees and amortization on early extinguishment of debt	(4,081)	–	–	–		(4,081)
Pretax earnings	433,504	10,994	13,106	(15,675)		441,929
Income tax expense	(152,783)	(3,849)	(4,576)	–		(161,208)
Earnings available to common shareholders	$280,721	$7,145	$8,530	$(15,675)		$280,721

(a) Balances for the six months ended June 30, 2014
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$354,664	$8,153	$7,976	$(16,129)	$354,664
Earnings from consolidated entities	(16,129)	–	–	16,129	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	192,865	–	–	–	192,865
Amortization of deferred policy acquisition costs	–	–	10,421	–	10,421
Change in allowance for losses on trade receivables	(21)	–	12	–	(9)
Change in allowance for inventory reserve	(603)	–	–	–	(603)
Net gain on sale of real and personal property	(78,805)	–	–	–	(78,805)
Net gain on sale of investments	–	(810)	(2,212)	–	(3,022)
Deferred income taxes	23,125	3,127	1,007	–	27,259
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	1,021	8,827	3,770	–	13,618
Inventories	(2,107)	–	–	–	(2,107)
Prepaid expenses	71,813	–	–	–	71,813
Capitalization of deferred policy acquisition costs	–	–	(15,636)	–	(15,636)
Other assets	17,121	1,097	88	–	18,306
Related party assets	58,373	(606)	–	–	57,767
Accounts payable and accrued expenses	51,340	1,243	6,942	–	59,525
Policy benefits and losses, claims and loss expenses payable	20,648	(13,336)	4,390	–	11,702
Other policyholders' funds and liabilities	–	(1,308)	3,992	–	2,684
Deferred income	2,339	–	–	–	2,339
Related party liabilities	(26)	(75)	4	–	(97)
Net cash provided (used) by operating activities	695,618	6,312	20,754	–	722,684

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(720,265)	–	–	–	(720,265)
Short term investments	–	(19,247)	(229,835)	–	(249,082)
Fixed maturities investments	–	(20,286)	(149,613)	–	(169,899)
Equity securities	–	–	(1,315)	–	(1,315)
Preferred stock	–	(3)	–	–	(3)
Real estate	–	(6)	(17)	–	(23)
Mortgage loans	(11,748)	–	(74,613)	–	(86,361)
Proceeds from sales and paydown's of:
Property, plant and equipment	379,198	–	–	–	379,198
Short term investments	–	20,865	222,769	–	243,634
Fixed maturities investments	–	12,783	76,302	–	89,085
Equity securities	–	–	808	–	808
Mortgage loans	10,011	4,253	15,631	–	29,895
Net cash provided (used) by investing activities	(342,804)	(1,641)	(139,883)	–	(484,328)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2015
(b) Elimination of intercompany investments

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	414,735	–	47,000	–	461,735
Principal repayments on credit facilities	(140,958)	–	(47,000)	–	(187,958)
Debt issuance costs	(5,957)	–	–	–	(5,957)
Capital lease payments	(77,786)	–	–	–	(77,786)
Employee Stock Ownership Plan	(1,484)	–	–	–	(1,484)
Securitization deposits	298	–	–	–	298
Common stock dividend paid	(19,594)	–	–	–	(19,594)
Investment contract deposits	–	–	150,704	–	150,704
Investment contract withdrawals	–	–	(25,974)	–	(25,974)
Net cash provided (used) by financing activities	169,254	–	124,730	–	293,984

Effects of exchange rate on cash	(12,543)	–	–	–	(12,543)

Increase (decrease) in cash and cash equivalents	509,525	4,671	5,601	–	519,797
Cash and cash equivalents at beginning of period	431,873	8,495	1,482	–	441,850
Cash and cash equivalents at end of period	$941,398	$13,166	$7,083	$–	$961,647
	(page 2 of 2)
(a) Balance for the period ended June 30, 2015

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$280,721	$7,145	$8,530	$(15,675)		$280,721
Earnings from consolidated entities	(15,675)	–	–	15,675		–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	172,617	–	–	–		172,617
Amortization of deferred policy acquisition costs	–	–	8,474	–		8,474
Change in allowance for losses on trade receivables	(209)	–	(10)	–		(219)
Change in allowance for inventory reserve	(960)	–	–	–		(960)
Net gain on sale of real and personal property	(44,500)	–	–	–		(44,500)
Net gain on sale of investments	–	(870)	(1,918)	–		(2,788)
Deferred income taxes	18,872	2,556	1,784	–		23,212
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(1,605)	16,061	(1,060)	–		13,396
Inventories	(1,260)	–	–	–		(1,260)
Prepaid expenses	14,012	–	–	–		14,012
Capitalization of deferred policy acquisition costs	–	–	(13,728)	–		(13,728)
Other assets	(7,829)	802	(858)	–		(7,885)
Related party assets	3,172	(1,395)	–	393	(b)	2,170
Accounts payable and accrued expenses	30,308	200	5,902	–		36,410
Policy benefits and losses, claims and loss expenses payable	8,241	(17,946)	5,787	–		(3,918)
Other policyholders' funds and liabilities	–	205	951	–		1,156
Deferred income	1,962	–	–	–		1,962
Related party liabilities	629	179	(40)	(393)	(b)	375
Net cash provided (used) by operating activities	458,496	6,937	13,814	–		479,247

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(599,351)	–	–	–		(599,351)
Short term investments	–	(32,488)	(97,806)	–		(130,294)
Fixed maturities investments	–	(27,323)	(86,789)	–		(114,112)
Equity securities	–	(3,281)	(426)	–		(3,707)
Preferred stock	–	(3)	–	–		(3)
Real estate	–	(3,812)	(7,500)	–		(11,312)
Mortgage loans	(5,465)	(3,150)	(12,574)	–		(21,189)
Proceeds from sales and paydown's of:
Property, plant and equipment	260,659	–	–	–		260,659
Short term investments	–	36,003	94,323	–		130,326
Fixed maturities investments	–	15,928	33,027	–		48,955
Equity securities	–	3,030	–	–		3,030
Preferred stock	–	–	1,000	–		1,000
Real estate	–	5	396	–		401
Mortgage loans	10,088	3,760	4,775	–		18,623
Net cash provided (used) by investing activities	(334,069)	(11,331)	(71,574)	–		(416,974)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2014
(b) Elimination of intercompany investments

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	506,792	–	–	–	506,792
Principal repayments on credit facilities	(208,101)	–	–	–	(208,101)
Debt issuance costs	(9,847)	–	–	–	(9,847)
Capital lease payments	(40,694)	–	–	–	(40,694)
Employee Stock Ownership Plan	(124)	–	–	–	(124)
Investment contract deposits	–	–	71,571	–	71,571
Investment contract withdrawals	–	–	(24,075)	–	(24,075)
Net cash provided (used) by financing activities	248,026	–	47,496	–	295,522

Effects of exchange rate on cash	(3,761)	–	–	–	(3,761)

Increase (decrease) in cash and cash equivalents	368,692	(4,394)	(10,264)	–	354,034
Cash and cash equivalents at beginning of period	464,710	12,758	17,644	–	495,112
Cash and cash equivalents at end of period	$833,402	$8,364	$7,380	$–	$849,146
	(page 2 of 2)
(a) Balance for the period ended June 30, 2014

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended September 30, 2015
Total revenues	$915,906	$46,997	$962,903
Depreciation and amortization, net of (gains) losses on disposals	68,983	(262)	68,721
Interest expense	23,973	–	23,973
Pretax earnings	276,263	10,832	287,095
Income tax expense	100,926	2,790	103,716
Identifiable assets	7,376,921	223,624	7,600,545

Quarter ended September 30, 2014
Total revenues	$852,935	$53,556	$906,491
Depreciation and amortization, net of (gains) losses on disposals	69,845	1,511	71,356
Interest expense	24,748	129	24,877
Pretax earnings	237,800	9,078	246,878
Income tax expense	88,225	2,406	90,631
Identifiable assets	6,681,237	188,554	6,869,791

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months ended September 30, 2015
Total revenues	$1,757,369	$90,339	$1,847,708
Depreciation and amortization, net of (gains) losses on disposals	125,722	(1,241)	124,481
Interest expense	45,962	111	46,073
Pretax earnings	535,390	20,713	556,103
Income tax expense	196,021	5,418	201,439
Identifiable assets	7,376,921	223,624	7,600,545

Six Months ended September 30, 2014
Total revenues	$1,625,978	$99,468	$1,725,446
Depreciation and amortization, net of (gains) losses on disposals	133,885	2,706	136,591
Interest expense	48,767	258	49,025
Pretax earnings	424,707	17,222	441,929
Income tax expense	156,644	4,564	161,208
Identifiable assets	6,681,237	188,554	6,869,791

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$240	$206
Interest cost on accumulated postretirement benefit	188	180
Other components	9	4
Net periodic postretirement benefit cost	$437	$390

	Six Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$480	$413
Interest cost on accumulated postretirement benefit	376	360
Other components	18	7
Net periodic postretirement benefit cost	$874	$780

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

We have mortgage receivables, which potentially expose us to credit risk. The portfolio of notes is principally collateralized by self-storage facilities and commercial properties. Historically, we have not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at September 30, 2015 and March 31, 2015, that are subject to ASC 820 and the valuation approach applied to each of these items.

As of September 30, 2015	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$825,071	$825,071	$–	$–
Fixed maturities - available for sale	1,318,081	1,041,024	276,177	880
Preferred stock	18,098	18,098	–	–
Common stock	24,601	24,601	–	–
Derivatives	3,463	3,463	–	–
Total	$2,189,314	$1,912,257	$276,177	$880

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	19,958	–	19,958	–
Total	$19,958	$–	$19,958	$–

As of March 31, 2015	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$460,762	$460,762	$–	$–
Fixed maturities - available for sale	1,262,012	967,986	293,022	1,004
Preferred stock	18,296	18,296	–	–
Common stock	24,654	24,654	–	–
Derivatives	4,876	4,876	–	–
Total	$1,770,600	$1,476,574	$293,022	$1,004

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	24,484	–	24,484	–
Total	$24,484	$–	$24,484	$–

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents the fair value measurements for our assets at September 30, 2015 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2015	$1,004

Fixed Maturities - Asset Backed Securities - redeemed	(68)
Fixed Maturities - Asset Backed Securities - net gain (realized)	27
Fixed Maturities - Asset Backed Securities - net loss (unrealized)	(83)
Balance at September 30, 2015	$880

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015, which are followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2016.

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

uhaul.com is an online marketplace that connects consumers to Company operations as well as independent Moving Help® service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated affiliates provide pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

During the second quarter of fiscal 2016, Private Mini fully repaid the $56.8 million of its note and all outstanding interest due to AMERCO. Pursuant to ASC 810-10-35-4, we considered this a redetermination event and concluded that the repayment of the junior note had no impact on the existing individual operating entity management agreements thereby affirming our conclusion that these agreements do not constitute variable interests due to the presence of contractual ‘kick-out’ rights.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value, if any, is recognized in the current period operating results. There were no write downs in the second quarter or first six months of fiscal 2016 or 2015.

Income Taxes

We file a consolidated tax return with all of its legal subsidiaries.

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

Subsequent Events

Our management has evaluated subsequent events occurring after September 30, 2015, the date of our most recent balance sheet, through the date our financial statements were issued. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Recent Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for interim periods and annual period beginning after December 15, 2015; however early adoption is permitted. The adoption of this standard will not have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update extends the effective date of ASU 2014-09, Revenue from Contracts with Customers, to fiscal periods beginning after December 15, 2017 from December 15, 2016.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2015 compared with the Quarter Ended September 30, 2014

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2016 and the second quarter of fiscal 2015:

	Quarter Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$698,219	$653,534
Self-storage revenues	62,060	52,986
Self-moving and self-storage products and service sales	70,703	68,043
Property management fees	6,320	5,796
Life insurance premiums	40,515	39,041
Property and casualty insurance premiums	13,372	12,463
Net investment and interest income	22,151	21,856
Other revenue	49,563	52,772
Consolidated revenue	$962,903	$906,491

Self-moving equipment rental revenues increased $44.7 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015.  Revenue and transactions from both our In-Town and one-way truck and trailer markets increased compared to the same period last year.  During the quarter we continued to add new independent dealers and Company-owned locations to our distribution network.

Self-storage revenues increased $9.1 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015.  The average monthly amount of occupied square feet increased by 13% during the second quarter of fiscal 2016 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 2.7 million net rentable square feet to the self-storage portfolio with over 1.3 million of that coming on during the second quarter.

Sales of self-moving and self-storage products and services increased $2.7 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Life insurance premiums increased $1.5 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015 due primarily to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.9 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015 due to an increase in Safestor and Safetow sales which is a reflection of increased equipment and storage rental transactions.

Net investment and interest income increased $0.3 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015.

Other revenue decreased $3.2 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015 caused primarily by reduced revenue in the U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $962.9 million for the second quarter of fiscal 2016, compared with $906.5 million for the second quarter of fiscal 2015.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2016 and the second quarter of fiscal 2015. The insurance companies second quarters ended June 30, 2015 and 2014.

	Quarter Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$888,294	$836,145
Earnings from operations before equity in earnings of subsidiaries	297,106	260,496
Property and casualty insurance
Revenues	16,625	16,531
Earnings from operations	6,065	6,972
Life insurance
Revenues	59,187	55,123
Earnings from operations	8,057	8,531
Eliminations
Revenues	(1,203)	(1,308)
Earnings from operations before equity in earnings of subsidiaries	(160)	(163)
Consolidated results
Revenues	962,903	906,491
Earnings from operations	311,068	275,836

Total costs and expenses increased $21.2 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015.  Benefits and losses primarily associated with additional new business written at the insurance segments increased $3.9 million.

Moving and Storage accounted for $15.5 million of the increase.  Operating expenses for Moving and Storage increased $21.9 million.  Personnel and overhead cost increases were partially offset by decreased direct operating costs associated with the U-Box program.  During the quarter we accrued an additional $5.0 million of expenses associated with the PEI litigation.  Commission expenses increased in relation to the associated revenues.  Depreciation expense increased $7.3 million; however, gains from the disposal of property, plant and equipment increased $11.3 million. This resulted in a net decrease of $4.0 million in depreciation expense, net. We have increased the number of trucks sold compared with the same quarter last year and the resale market for these trucks remains strong.  Lease expense decreased $7.1 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $311.1 million for the second quarter of fiscal 2016, compared with $275.8 million for the second quarter of fiscal 2015.

Interest expense for the second quarter of fiscal 2016 was $24.0 million, compared with $24.9 million for the second quarter of fiscal 2015 primarily due to lower borrowing costs.

Income tax expense was $103.7 million for the second quarter of fiscal 2016, compared with $90.6 million for the second quarter of fiscal 2016.

As a result of the above mentioned items, earnings available to common shareholders were $183.4 million for the second quarter of fiscal 2016, compared with $156.2 million for the second quarter of fiscal 2015.

Basic and diluted earnings per share for the second quarter of fiscal 2016 were $9.36, compared with $7.98 for the second quarter of fiscal 2015.

The weighted average common shares outstanding basic and diluted were 19,597,717 for the second quarter of fiscal 2016, compared with 19,584,194 for the second quarter of fiscal 2015.

Moving and Storage

Quarter Ended September 30, 2015 compared with the Quarter Ended September 30, 2014

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the second quarter of fiscal 2016 and the second quarter of fiscal 2015:

	Quarter Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$699,184	$654,528
Self-storage revenues	62,060	52,986
Self-moving and self-storage products and service sales	70,703	68,043
Property management fees	6,320	5,796
Net investment and interest income	1,845	3,470
Other revenue	48,182	51,322
Moving and Storage revenue	$888,294	$836,145

Self-moving equipment rental revenues increased $44.7 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015. Revenue and transactions from both our In-Town and one-way truck and trailer markets increased compared to the same period last year.  During the quarter we continued to add new independent dealers and Company-owned locations to our distribution network.

Self-storage revenues increased $9.1 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015. The average monthly amount of occupied square feet increased by 13% during the second quarter of fiscal 2016 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 2.7 million net rentable square feet to the self-storage portfolio with over 1.3 million of that coming on during the second quarter.

Sales of self-moving and self-storage products and services increased $2.7 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015.  Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Net investment and interest income decreased $1.6 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015. The decrease was due to lower interest income earned from SAC Holdings and Private Mini due to reduced note balances compared with the same period last year.

Other revenue decreased $3.1 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015 caused primarily by lower sales relating to the U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	252	219
Square footage as of September 30	22,023	19,314
Average number of rooms occupied	205	182
Average occupancy rate based on room count	84.0%	84.1%
Average square footage occupied	18,364	16,252

Total costs and expenses increased $15.5 million during the second quarter of fiscal 2016, compared with the second quarter of fiscal 2015.  Operating expenses increased $21.9 million.  Personnel and overhead cost increases were partially offset by decreased direct operating costs associated with the U-Box program.  During the quarter we accrued an additional $5.0 million of expenses associated with the PEI litigation.  Commission expenses increased in relation to the associated revenues.  Depreciation expense increased $7.3 million; however, gains from the disposal of property, plant and equipment increased $11.3 million. This resulted in a net decrease of $4.0 million in depreciation expense, net. We have increased the number of trucks sold compared with the same quarter last year and the resale market for these trucks remains strong.  Lease expense decreased $7.1 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $297.1 million for the second quarter of fiscal 2016, compared with $260.5 million for the second quarter of fiscal 2015.

Equity in the earnings of AMERCO’s insurance subsidiaries was $9.2 million and $10.1 million for the second quarter of fiscal 2016 and 2015, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $306.3 million for the second quarter of fiscal 2016, compared with $270.6 million for the second quarter of fiscal 2015.

Property and Casualty Insurance

Quarter Ended June 30, 2015 compared with the Quarter Ended June 30, 2014

Net premiums were $13.4 million and $12.5 million for the second quarters ended June 30, 2015 and 2014, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same time period as well as from sales of Safestor through independent storage operators not owned or managed by U-Haul.

Net investment income was $3.3 million and $4.1 million for the second quarters ended June 30, 2015 and 2014, respectively. The decrease was due to investment gains of $0.8 million earned from the mortgage loan portfolio in 2014 that did not recur in 2015.

Net operating expenses were $7.1 million and $6.7 million for the second quarters ended June 30, 2015 and 2014, respectively. The increase was primarily due to additional commissions offset by a decrease in administrative expenses.

Benefits and losses incurred were $3.5 million and $2.8 million for the second quarters ended June 30, 2015 and 2014, respectively, as a result of increased Safe claims in 2015.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $6.1 million and $7.0 million for the second quarters ended June 30, 2015 and 2014, respectively.

Life Insurance

Quarter Ended June 30, 2015 compared with the Quarter Ended June 30, 2014

Net premiums were $40.5 million and $39.0 million for the quarters ended June 30, 2015 and 2014, respectively. Medicare Supplement premiums increased $1.6 million due to the increased sales of new policies.  Annuity deposits, which are accounted for on the balance sheet as deposits, were $76.4 million, an increase of $47.8 million.

Net investment and interest income was $17.2 million and $14.5 million for the quarters ended June 30, 2015 and 2014, respectively. Interest income increased by $1.3 million due to a larger invested asset base. Realized gains increased $1.4 million compared with the same period last year.

Net operating expenses were $5.5 million and $5.6 million for the quarters ended June 30, 2015 and 2014, respectively.

Benefits and losses incurred were $40.0 million and $36.7 million for the quarters ended June 30, 2015 and 2014, respectively. Incurred Medicare supplement benefits increased $2.1 million resulting from new business. Incurred claims on life policies increased $1.5 million. Other benefits decreased $0.8 million. As a result of the increased deferred annuity deposit base, interest credited to policyholders increased $0.5 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $5.6 million and $4.3 million for the quarters ended June 30, 2015 and 2014, respectively. The variance was primarily due to an increase in the annuity DAC asset base and sales of a new annuity product.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $8.1 million and $8.5 million for the quarters ended June 30, 2015 and 2014, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2015 compared with the Six Months Ended September 30, 2014

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2016 and the first six months of fiscal 2015:

	Six Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,327,505	$1,229,009
Self-storage revenues	119,251	102,120
Self-moving and self-storage products and service sales	147,961	142,522
Property management fees	12,431	11,473
Life insurance premiums	80,781	76,971
Property and casualty insurance premiums	23,928	22,081
Net investment and interest income	44,123	42,902
Other revenue	91,728	98,368
Consolidated revenue	$1,847,708	$1,725,446

Self-moving equipment rental revenues increased $98.5 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015.  Revenue and transactions from both our In-Town and one-way truck and trailer markets increased compared to the same period last year.  For the six months ended September 30, 2015, we increased the number of trucks, trailers and towing devices in the fleet and added new independent dealers and Company-owned locations to our distribution network.

Self-storage revenues increased $17.1 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015.  The average monthly amount of occupied square feet increased by 13% during the first six months of fiscal 2016 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 2.7 million net rentable square feet to the self-storage portfolio with over 1.7 million of that coming on during the first six months of fiscal 2016.

Sales of self-moving and self-storage products and services increased $5.4 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015. Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Life insurance premiums increased $3.8 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015 due primarily to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $1.8 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015 due to an increase in Safestor and Safetow sales which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $1.2 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015 primarily due to a larger invested asset base at our insurance companies.  This was partially offset by a decrease in the Moving and Storage segment resulting from reduced notes receivable balances from SAC Holdings and Private Mini.

Other revenue decreased $6.6 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015 caused primarily by lower sales relating to the U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,847.7 million for the first six months of fiscal 2016, as compared with $1,725.4 million for the first six months of fiscal 2015.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2016 and the first six months of fiscal 2015. The insurance companies’ first six months ended June 30, 2015 and 2014.

	Six Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,703,134	$1,591,066
Earnings from operations before equity in earnings of subsidiaries	577,685	471,253
Property and casualty insurance
Revenues	31,515	28,943
Earnings from operations	12,543	10,994
Life insurance
Revenues	115,256	107,743
Earnings from operations	12,268	13,106
Eliminations
Revenues	(2,197)	(2,306)
Earnings from operations before equity in earnings of subsidiaries	(320)	(318)
Consolidated results
Revenues	1,847,708	1,725,446
Earnings from operations	602,176	495,035

Total costs and expenses increased $15.1 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015.  The insurance segments accounted for $9.4 million of the increase primarily due to expenses associated with additional new business written.

Moving and Storage experienced a $5.6 million rise in total costs and expenses.  Operating expenses for Moving and Storage increased $21.1 million.  Personnel and overhead cost increases were partially offset by decreased direct operating costs associated with the U-Box program.  During the six months ended September 30, 2015, we accrued an additional $5.0 million of expenses associated with the PEI litigation.  Depreciation expense increased $20.2 million; however, gains from the disposal of property, plant and equipment increased $34.3 million. This resulted in a net decrease of $14.1 million in depreciation expense, net. We have increased the number of trucks sold compared to the same period last year and the resale market for these trucks remains strong.  Lease expense decreased $12.5 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $602.2 million for the first six months of fiscal 2016, as compared with $495.0 million for the first six months of fiscal 2015.

Interest expense for the first six months of fiscal 2016 was $46.1 million, compared with $49.0 million for the first six months of fiscal 2015.  Fiscal 2015 included $4.1 million of costs associated with defeased debt.  In fiscal 2016 lower costs of borrowing are partially offsetting the effect of an increased borrowing base.

Income tax expense was $201.4 million for the first six months of fiscal 2016, compared with $161.2 million for first six months of fiscal 2015 due to higher pretax earnings for the first six months of fiscal 2016.

As a result of the above mentioned items, earnings available to common shareholders were $354.7 million for the first six months of fiscal 2016, compared with $280.7 million for the first six months of fiscal 2015.

Basic and diluted earnings per common share for the first six months of fiscal 2016 were $18.10, compared with $14.34 for the first six months of fiscal 2015.

The weighted average common shares outstanding basic and diluted were 19,596,921 for the first six months of fiscal 2016, compared with 19,580,997 for the first six months of fiscal 2015.

Moving and Storage

Six Months Ended September 30, 2015 compared with the Six Months Ended September 30, 2014

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2016 and the first six months of fiscal 2015:

	Six Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,329,223	$1,230,695
Self-storage revenues	119,251	102,120
Self-moving and self-storage products and service sales	147,961	142,522
Property management fees	12,431	11,473
Net investment and interest income	4,662	7,947
Other revenue	89,606	96,309
Moving and Storage revenue	$1,703,134	$1,591,066

Self-moving equipment rental revenues increased $98.5 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015.  Revenue and transactions from both our In-Town and one-way truck and trailer markets increased compared to the same period last year.  For the six months ended September 30, 2015, we increased the number of trucks, trailers and towing devices in the fleet and added new independent dealers and Company-owned locations to our distribution network.

Self-storage revenues increased $17.1 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015.  The average monthly amount of occupied square feet increased by 13% during the first six months of fiscal 2016 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 2.7 million net rentable square feet to the self-storage portfolio with over 1.7 million of that coming on during the first six months of fiscal 2016.

Sales of self-moving and self-storage products and services increased $5.4 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015.  Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Net investment and interest income decreased $3.3 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015. The decrease was due to lower interest income earned from SAC Holdings and Private Mini due to reduced note balances compared with the same period last year.

Other revenue decreased $6.7 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015 caused primarily by lower sales relating to the U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	252	219
Square footage as of September 30	22,023	19,314
Average number of rooms occupied	200	178
Average occupancy rate based on room count	83.2%	83.2%
Average square footage occupied	17,849	15,794

Total costs and expenses increased $5.6 million during the first six months of fiscal 2016, compared with the first six months of fiscal 2015.  Operating expenses increased $21.1 million.  Personnel and overhead cost increases were partially offset by decreased direct operating costs associated with the U-Box program.  During the six months we accrued an additional $5.0 million of expenses associated with the PEI litigation.  Commission expenses increased in relation to the associated revenues.  Depreciation expense increased $20.2 million; however, gains from the disposal of property, plant and equipment increased $34.3 million. This resulted in a net decrease of $14.1 million in depreciation expense, net. We have increased the number of trucks sold compared to the same quarter last year and the resale market for these trucks remains strong.  Lease expense decreased $12.5 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries increased to $577.7 million for the first six months of fiscal 2016, compared with $471.3 million for the first six months of fiscal 2015.

Equity in the earnings of AMERCO’s insurance subsidiaries was $16.1 million for the first six months of fiscal 2016, compared with $15.7 million for the first six months of fiscal 2015.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $593.8 million for the first six months of fiscal 2016, compared with $486.9 million for the first six months of fiscal 2015.

Property and Casualty Insurance

Six Months Ended June 30, 2015 compared with the Six Months Ended June 30, 2014

Net premiums were $23.9 million and $22.1 million for the first six months ended June 30, 2015 and 2014, respectively.  A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $7.6 million and $6.9 million for the first six months ended June 30, 2015 and 2014, respectively. The increase was a gain associated with the repayment of a mortgage loan combined with additional income from an increased invested asset base.

Net operating expenses were $13.4 million and $12.5 million for the first six months ended June 30, 2015 and 2014, respectively, due primarily to an increase in commissions.

Benefits and losses incurred were $5.5 million and $5.4 million for the first six months ended June 30, 2015 and 2014, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $12.5 million and $11.0 million for the first six months ended June 30, 2015 and 2014, respectively.

Life Insurance

Six Months Ended June 30, 2015 compared with the Six Months Ended June 30, 2014

Net premiums were $80.8 million and $77.0 million for the six months ended June 30, 2015 and 2014, respectively.  Life premiums increased by $1.0 million primarily as a result of final expense renewal premiums. Medicare supplement premiums increased $2.8 million due to the increased sales of new policies. Annuity deposits were $49.0 million higher during the first six months of 2015, compared with the same period in 2014; accounted for on balance sheet as deposits rather than premiums.

Net investment income was $32.3 million and $28.5 million for the six months ended June 30, 2015 and 2014, respectively. There was an increase of $2.2 million of interest income due to a larger invested asset base. In addition, realized gains recognized on sale of investments increased $1.6 million.

Net operating expenses were $11.3 million for both the six months ended June 30, 2015 and 2014, respectively.

Benefits and losses incurred were $81.3 million and $74.9 million for the six months ended June 30, 2015 and 2014, respectively. Medicare supplement benefits increased by $4.5 million as a result of new business. Life insurance benefits increased $1.8 million while other benefits decreased $1.0 million. As a result of our increased deferred annuity deposit base we experienced an increase in interest credited to policyholders of $1.0 million.

DAC, SIA and VOBA was $10.4 million and $8.5 million for the six months ended June 30, 2015 and 2014, respectively. The variance was a result of an increased amortization of annuity DAC due to the increased DAC asset base and new sales.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $12.3 million and $13.1 million for the six months ended June 30, 2015 and 2014, respectively.

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

At September 30, 2015, cash and cash equivalents totaled $961.6 million, compared with $441.9 million at March 31, 2015. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of September 30, 2015 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$941,398	$13,166	$7,083
Other financial assets	146,163	408,232	1,412,808
Debt obligations	2,483,190	–	–

(a) As of June 30, 2015

At September 30, 2015, Moving and Storage had borrwoing capacity available under existing credit facilities of $20.0 million.

Net cash provided by operating activities increased $243.4 million in the first six months of fiscal 2016 compared with the first six months of fiscal 2015 primarily due to an improvement in earnings combined with $56.8 million of note and interest repayments from Private Mini.

Net cash used in investing activities increased $67.4 million in the first six months of fiscal 2016, compared with the first six months of fiscal 2015. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, increased $120.9 million. Cash from the sales of property, plant and equipment increased $118.5 million largely due to an increase in fleet sales. Life Insurance had an increase in net cash used for investing of $68.3 million due to additional investment purchases.

Net cash provided by financing activities decreased $1.5 million in the first six months of fiscal 2016, as compared with the first six months of fiscal 2015 due to an increase in repayments of debt and capital leases of $17.0 million, a decrease in borrowings of $45.1 million, an increase in annuity deposits by Life Insurance of $77.2 million and the payment of $19.6 million in common stock dividends in fiscal 2016.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2016, we will reinvest in our truck and trailer rental fleet approximately $400 million, net of equipment sales and excluding any lease buyouts. Through the first six months of fiscal 2016, we have invested, net of sales, approximately $43 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2016 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2016 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through internally generated funds. For the first six months of fiscal 2016, we invested approximately $276 million in real estate acquisitions, new construction and renovation and repair. For the remainder of fiscal 2016, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $341.1 million and $338.7 million for the first six months of fiscal 2016 and 2015, respectively. The components of our net capital expenditures are provided in the following table:

	Six Months Ended September 30,
	2015	2014
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$426,051	$535,828
Equipment lease buyouts	74,064	40,448
Purchases of real estate, construction and renovations	275,693	181,028
Other capital expenditures	41,597	24,122
Gross capital expenditures	817,405	781,426
Less: Lease proceeds	(97,140)	(182,075)
Less: Sales of property, plant and equipment	(379,198)	(260,659)
Net capital expenditures	341,067	338,692

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

Property and Casualty stockholder’s equity was $174.7 million and $169.3 million at June 30, 2015 and December 31, 2014, respectively. The increase resulted from net earnings of $8.2 million and a decrease in other comprehensive income of $2.8 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the first six months ended June 30, 2015 were $124.7 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $271.3 million and $274.2 million at June 30, 2015 and December 31, 2014, respectively. The decrease resulted from net earnings of $8.0 million offset by a decrease in other comprehensive income of $10.9 million. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had a direct exposure to capital market conditions other than through its investment portfolio. However, as of June 30, 2015 Oxford had received deposits of $30.0 million through their membership in the Federal Home Loan Bank (“FHLB”) system

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $695.6 million and $458.5 million for the first six months of fiscal 2016 and 2015, respectively primarily due to an improvement in earnings combined with $56.8 million of note and interest repayments from Private Mini.

Property and Casualty Insurance

Net cash provided by operating activities were $6.3 million and $6.9 million for the first six months ended June 30, 2015 and 2014, respectively.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $21.8 million and $18.7 million at June 30, 2015 and December 31, 2014, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $20.8 million and $13.8 million for the first six months ended June 30, 2015 and 2014, respectively. The increase in cash provided was primarily due to the increase in pending business and the purchase of operating and actuarial software in 2014 that did not recur in 2015.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At June 30, 2015 and December 31, 2014, cash and cash equivalents and short-term investments amounted to $51.4 million and $39.0 million, respectively.  Additionally, Oxford has the ability to receive deposits through their membership in the FHLB system. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At September 30, 2015, we had cash availability under existing credit facilities of $20.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At September 30, 2015, we had $0.9 million of available-for-sale assets classified in Level 3.

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

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $44.7 million of residual values at September 30, 2015 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $75.6 million at September 30, 2015.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $15.5 million and $15.2 million from the above mentioned entities during the first six months of fiscal 2016 and 2015, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder of AMERCO and an estate planning trust benefitting the Shoen children have an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.3 million in the first six months of both fiscal 2016 and 2015. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At September 30, 2014, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $31.3 million and $30.1 million in commissions pursuant to such dealership contracts during the first six months of fiscal 2016 and 2015, respectively.

During the first six months of fiscal 2016, a subsidiary of ours held a junior unsecured note of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $2.5 million and $3.4 million, and received cash interest payments of $2.3 million and $3.3 million, from SAC Holdings during the first six months of fiscal 2016 and 2015, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2016 was $50.4 million and the aggregate notes receivable balance at September 30, 2015 was $49.9 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturity of this note is 2017.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $14.9 million, expenses of $1.3 million and cash flows of $71.7 million during the first six months of fiscal 2016. Revenues and commission expenses related to the Dealer Agreements were $145.2 million and $31.3 million, respectively during the first six months of fiscal 2016.

Fiscal 2016 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals. Revenue in the U-Move program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to unforeseen events including the return of adverse economic conditions or heightened competition that is beyond our control.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease.  We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at September 30, 2015:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$209,165		$(18,281)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
4,938	(a)	(47)	3/30/2009	3/30/2016	2.24%	1 Month LIBOR
5,750	(a)	(146)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
10,938	(a)	(401)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
21,792	(a)	(564)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
8,800	(a)	(205)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
10,098	(b)	(146)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
12,708		(128)	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
24,188		(40)	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of September 30, 2015, we had $687.6 million of variable rate debt obligations and $10.1 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $3.9 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.9% and 5.7% of our revenue was generated in Canada during the first six months of fiscal 2016 and 2015, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements may include, but are not limited to, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and pending litigation against us, the adequacy of our liquidity, our goals and strategies, plans for new business, our access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, projections of capital expenditures and our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our liquidity and capital resources, including the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the degree and nature of our competition; our leverage; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; the limited number of manufacturers that supply our rental trucks; our ability to effectively hedge our variable interest rate debt; that we are controlled by a small contingent of stockholders; risks relating to our notes receivable from SAC Holding; fluctuations in quarterly results and seasonality; changes in, and our compliance with, government regulations, particularly environmental regulations and regulations relating to motor carrier operations; our reliance on our third party dealer network; liability claims relating to our rental vehicles and equipment; our ability to attract, motivate and retain key employees; reliance on our automated systems and the internet; our credit ratings; our ability to recover under reinsurance arrangements and other factors described in our Annual Report on Form 10-K in Item 1A, Risk Factors and in this Quarterly Report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this Quarterly Report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the CEO and CAO, conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the most recently completed fiscal quarter covered by this Quarterly Report. Our Disclosure Controls are designed to reasonably ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably ensure that such information is accumulated and communicated to our management, including our CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CAO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective related to the above stated design purposes.

Inherent Limitations on the Effectiveness of Controls

Our management, including our CEO and CAO, does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
4.1	Series UIC-1E, 2E, 3E, 4E and 5E Twenty-fifth Supplemental Indenture and Pledge and Security Agreement dated July 7, 2015, by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on July 7, 2015, file no. 1-11255
4.2	Series UIC-6E,7E, 8E, 9E and 10E Twenty-Sixth Supplemental Indenture and Pledge and Security Agreement dated September 29, 2015, by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 29, 2015, file no. 1-11255
10.1

Loan Agreement, dated as of August 2, 2015 amount U-Haul Co. of Florida 8, LLC, U-Haul Co. of Florida 9, LLC, U-Haul Co. of Florida 10, LLC, UHIL 8, LLC, UHIL 9, LLC, UHIL 10, LLC, UHIL 13, LLC, AREC 8, LLC, AREC 9, LLC, AREC 10, LLC and AREC 13, LLC, each a Delaware limited liability company, collectively as Borrower, and Morgan Stanley Bank, N.A. and JP Morgan Chase Bank, National Association, collectively as Lender

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 14, 2015, file no. 1-11255
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

AMERCO

Date: November 4, 2015	/s/ Edward J. Shoen
Edward J. Shoen President and Chairman of the Board (Duly Authorized Officer)

Date: November 4, 2015	/s/ Jason A. Berg
Jason A. Berg Chief Accounting Officer (Principal Financial Officer)