Form 10-Q
period 2015-12-31
AMERCO /NV/
filed 2016-02-03
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2015

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 1, 2016

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	December 31,	March 31,
	2015	2015
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$674,627	$441,850
Reinsurance recoverables and trade receivables, net	181,326	189,869
Inventories, net	75,032	69,472
Prepaid expenses	180,628	126,296
Investments, fixed maturities and marketable equities	1,463,997	1,304,962
Investments, other	323,039	268,720
Deferred policy acquisition costs, net	129,218	115,422
Other assets	90,989	106,157
Related party assets	92,677	141,790
	3,211,533	2,764,538
Property, plant and equipment, at cost:
Land	589,492	467,482
Buildings and improvements	2,026,840	1,728,033
Furniture and equipment	383,914	355,349
Rental trailers and other rental equipment	463,034	436,642
Rental trucks	3,162,170	3,059,987
	6,625,450	6,047,493
Less: Accumulated depreciation	(2,074,449)	(1,939,856)
Total property, plant and equipment	4,551,001	4,107,637
Total assets	$7,762,534	$6,872,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$446,044	$496,370
Notes, loans and leases payable	2,424,671	2,190,869
Policy benefits and losses, claims and loss expenses payable	1,073,600	1,062,188
Liabilities from investment contracts	891,243	685,745
Other policyholders' funds and liabilities	8,439	7,764
Deferred income	18,977	18,081
Deferred income taxes	674,621	526,799
Total liabilities	5,537,595	4,987,816

Commitments and contingencies (notes 4, 8 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of December 31 and March 31, 2015	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2015	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2015	–	–
Common stock, with $0.25 par value, 150,000,000 shares authorized:
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of December 31 and March 31, 2015	10,497	10,497
Additional paid-in capital	451,492	449,668
Accumulated other comprehensive loss	(59,068)	(34,365)
Retained earnings	2,500,659	2,142,600
Cost of common shares in treasury, net (22,377,912 shares as of December 31 and March 31, 2015)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of December 31 and March 31, 2015)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(991)	(6,391)
Total stockholders' equity	2,224,939	1,884,359
Total liabilities and stockholders' equity	$7,762,534	$6,872,175

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$517,403	$487,415
Self-storage revenues	63,164	53,503
Self-moving and self-storage products and service sales	50,038	49,081
Property management fees	8,170	7,497
Life insurance premiums	40,657	39,026
Property and casualty insurance premiums	14,105	13,584
Net investment and interest income	19,026	20,752
Other revenue	32,188	35,497
Total revenues	744,751	706,355

Costs and expenses:
Operating expenses	356,156	338,692
Commission expenses	58,347	58,439
Cost of sales	29,460	30,751
Benefits and losses	41,574	40,084
Amortization of deferred policy acquisition costs	5,138	4,722
Lease expense	10,461	18,705
Depreciation, net of (gains) on disposals of (($8,984) and ($5,444), respectively)	85,713	81,810
Total costs and expenses	586,849	573,203

Earnings from operations	157,902	133,152
Interest expense	(25,407)	(25,719)
Pretax earnings	132,495	107,433
Income tax expense	(50,726)	(40,893)
Earnings available to common stockholders	$81,769	$66,540
Basic and diluted earnings per common share	$4.17	$3.40
Weighted average common shares outstanding: Basic and diluted	19,599,352	19,590,555

Related party revenues for the third quarter of fiscal 2016 and 2015, net of eliminations, were $9.4 million and $9.9 million, respectively.

Related party costs and expenses for the third quarter of fiscal 2016 and 2015, net of eliminations, were $13.0 million and $12.3 million, respectively.

Please see Note 10, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Nine Months Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,844,908	$1,716,424
Self-storage revenues	182,415	155,623
Self-moving and self-storage products and service sales	197,999	191,603
Property management fees	20,601	18,970
Life insurance premiums	121,438	115,997
Property and casualty insurance premiums	38,033	35,665
Net investment and interest income	63,149	63,654
Other revenue	123,916	133,865
Total revenues	2,592,459	2,431,801

Costs and expenses:
Operating expenses	1,125,607	1,085,961
Commission expenses	212,204	200,939
Cost of sales	110,596	112,215
Benefits and losses	128,393	120,426
Amortization of deferred policy acquisition costs	15,559	13,196
Lease expense	40,249	60,950
Depreciation, net of (gains) on disposals of (($87,789) and ($49,944), respectively)	199,773	209,927
Total costs and expenses	1,832,381	1,803,614

Earnings from operations	760,078	628,187
Interest expense	(71,480)	(74,744)
Fees and amortization on early extinguishment of debt	–	(4,081)
Pretax earnings	688,598	549,362
Income tax expense	(252,165)	(202,101)
Earnings available to common stockholders	$436,433	$347,261
Basic and diluted earnings per common share	$22.27	$17.73
Weighted average common shares outstanding: Basic and diluted	19,597,735	19,584,183

Related party revenues for the first nine months of fiscal 2016 and 2015, net of eliminations, were $25.5 million and $27.5 million, respectively.

Related party costs and expenses for the first nine months of fiscal 2016 and 2015, net of eliminations, were $45.6 million and $43.7 million, respectively.

Please see Note 10, Related Party Transactions of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended December 31, 2015	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$132,495	$(50,726)	$81,769
Other comprehensive income (loss):
Foreign currency translation	(6,727)	–	(6,727)
Unrealized net gain on investments	1,025	(359)	666
Change in fair value of cash flow hedges	4,353	(1,654)	2,699
Total comprehensive income	$131,146	$(52,739)	$78,407

Quarter Ended December 31, 2014	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$107,433	$(40,893)	$66,540
Other comprehensive income (loss):
Foreign currency translation	(3,213)	–	(3,213)
Unrealized net loss on investments	(2,959)	1,036	(1,923)
Change in fair value of cash flow hedges	1,582	(602)	980
Total comprehensive income	$102,843	$(40,459)	$62,384

Nine Months Ended December 31, 2015	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$688,598	$(252,165)	$436,433
Other comprehensive income (loss):
Foreign currency translation	(17,292)	–	(17,292)
Unrealized net loss on investments	(19,947)	6,982	(12,965)
Change in fair value of cash flow hedges	8,958	(3,404)	5,554
Total comprehensive income	$660,317	$(248,587)	$411,730

Nine Months Ended December 31, 2014	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$549,362	$(202,101)	$347,261
Other comprehensive income (loss):
Foreign currency translation	(6,752)	–	(6,752)
Unrealized net gain on investments	44,183	(15,464)	28,719
Change in fair value of cash flow hedges	7,419	(2,820)	4,599
Total comprehensive income	$594,212	$(220,385)	$373,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Nine Months Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$436,433	$347,261
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	287,562	259,871
Amortization of deferred policy acquisition costs	15,559	13,196
Change in allowance for losses on trade receivables	(182)	(212)
Change in allowance for inventory reserves	(1,939)	(744)
Net gain on sale of real and personal property	(87,789)	(49,944)
Net gain on sale of investments	(3,779)	(3,254)
Deferred income taxes	151,399	71,485
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	8,568	1,895
Inventories	(3,887)	(2,053)
Prepaid expenses	(57,015)	(38,905)
Capitalization of deferred policy acquisition costs	(24,803)	(20,158)
Other assets	20,680	(41,663)
Related party assets	49,803	20,770
Accounts payable and accrued expenses	37,323	(3,806)
Policy benefits and losses, claims and loss expenses payable	12,976	(17,587)
Other policyholders' funds and liabilities	(560)	2,730
Deferred income	1,005	(16,732)
Related party liabilities	(878)	22
Net cash provided by operating activities	840,476	522,172

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,051,830)	(725,447)
Short term investments	(391,683)	(203,018)
Fixed maturities investments	(318,664)	(181,824)
Equity securities	(1,315)	(3,759)
Preferred stock	(5)	(5)
Real estate	(23)	(11,328)
Mortgage loans	(99,549)	(37,365)
Proceeds from sales and paydowns of:
Property, plant and equipment	463,602	321,680
Short term investments	400,844	220,610
Fixed maturities investments	135,727	75,372
Equity securities	808	3,082
Preferred stock	–	2,027
Real estate	–	396
Mortgage loans	34,141	33,192
Net cash used by investing activities	(827,947)	(506,387)

Cash flows from financing activities:
Borrowings from credit facilities	508,276	510,074
Principal repayments on credit facilities	(280,304)	(266,672)
Debt issuance costs	(5,957)	(9,697)
Capital lease payments	(110,202)	(65,478)
Employee Stock Ownership Plan	(1,559)	(184)
Securitization deposits	448	–
Common stock dividends paid	(78,374)	–
Investment contract deposits	246,756	94,979
Investment contract withdrawals	(41,258)	(38,653)
Net cash provided by financing activities	237,826	224,369

Effects of exchange rate on cash	(17,578)	(6,243)

Increase in cash and cash equivalents	232,777	233,911
Cash and cash equivalents at the beginning of period	441,850	495,112
Cash and cash equivalents at the end of period	$674,627	$729,023

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

The condensed consolidated balance sheet as of December 31, 2015 and the related condensed consolidated statements of operations, comprehensive income (loss) for the third quarter and first nine months and cash flows for the first nine months of fiscal 2016 and 2015 are unaudited.

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

U-Haul International, Inc. (“U-Haul”),

Amerco Real Estate Company (“Real Estate”),

Repwest Insurance Company (“Repwest”), and

Oxford Life Insurance Company (“Oxford”).

Unless the context otherwise requires, the terms “Company,” “we,” “us” or “our” refer to AMERCO and all of its legal subsidiaries.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 7,587 and 14,063 as of December 31, 2015 and 2014, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $17.5 million and $16.4 million at December 31, 2015 and March 31, 2015, respectively.

Available-for-Sale Investments

Available-for-sale investments at December 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$76,429	$5,155	$–	$–	$81,584
U.S. government agency mortgage-backed securities	22,875	1,959	(5)	–	24,829
Obligations of states and political subdivisions	168,889	12,156	(58)	(264)	180,723
Corporate securities	1,073,111	36,145	(2,259)	(16,496)	1,090,501
Mortgage-backed securities	43,076	1,014	–	–	44,090
Redeemable preferred stocks	18,056	312	–	(198)	18,170
Common stocks	18,492	5,848	(10)	(230)	24,100
	$1,420,928	$62,589	$(2,332)	$(17,188)	$1,463,997

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Available-for-sale investments at March 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$99,722	$5,658	$(64)	$–	$105,316
U.S. government agency mortgage-backed securities	30,569	2,614	(39)	(3)	33,141
Obligations of states and political subdivisions	165,724	13,052	(298)	(10)	178,468
Corporate securities	885,470	44,426	(2,522)	(2,966)	924,408
Mortgage-backed securities	19,874	806	(1)	–	20,679
Redeemable preferred stocks	18,052	521	(253)	(24)	18,296
Common stocks	17,975	6,719	–	(40)	24,654
	$1,237,386	$73,796	$(3,177)	$(3,043)	$1,304,962

The available for sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $129.3 million during the first nine months of fiscal 2016. The gross realized gains on these sales totaled $4.1 million. The gross realized losses on these sales totaled $0.6 million.

The unrealized losses of more than twelve months in the available-for-sale table are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines that we determine to be other-than-temporary and we recognized these write-downs, if any, through earnings. There were no write downs in the third quarter or for the first nine months of fiscal 2016 or 2015.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for the third quarter or first nine months of fiscal 2016.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	December 31, 2015		March 31, 2015
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$51,630	$52,331	$36,355	$37,055
Due after one year through five years	206,310	216,005	198,488	209,404
Due after five years through ten years	515,059	526,263	474,639	492,782
Due after ten years	568,305	583,038	472,003	502,092
	1,341,304	1,377,637	1,181,485	1,241,333

Mortgage backed securities	43,076	44,090	19,874	20,679
Redeemable preferred stocks	18,056	18,170	18,052	18,296
Common stocks	18,492	24,100	17,975	24,654
	$1,420,928	$1,463,997	$1,237,386	$1,304,962

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			December 31,	March 31,
	2016 Rate (a)	Maturities	2015	2015
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2023	$207,500	$240,000
Senior mortgages	2.27% - 5.50%	2016 - 2038	949,163	717,512
Working capital loan (revolving credit)	-	2016	–	–
Fleet loans (amortizing)	1.95% - 4.76%	2016 - 2022	198,350	202,784
Fleet loans (term)	3.52% - 3.53%	2016	115,000	115,000
Fleet loans (securitization)	4.90%	2017	65,000	75,846
Fleet loans (revolving credit)	1.24% - 2.08%	2017 - 2019	222,000	190,000
Capital leases (rental equipment)	2.18% - 7.92%	2016 - 2022	608,336	602,470
Other obligations	3.00% - 8.00%	2016 - 2045	59,322	47,257
Total notes, loans and leases payable			$2,424,671	$2,190,869

(a) Interest rate as of December 31, 2015, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of December 31, 2015, the outstanding balance on the Real Estate Loan was $207.5 million. U-Haul International, Inc. is a guarantor of this loan.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At December 31, 2015, the applicable LIBOR was 0.30% and the applicable margin was 1.50%, the sum of which was 1.80%. The rate on the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The interest rate swap expires in August 2018, after which date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of December 31, 2015 were in the aggregate amount of $949.2 million and mature between 2016 and 2038. The senior mortgages require monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 4.22% and 5.50%. Additionally, $138.1 million of these loans have variable interest rates comprised of applicable LIBOR base rates between 0.27% and 0.32% plus margins between 2.00% and 2.50%, the sum of which was between 2.27% and 2.82%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At December 31, 2015 the full $25.0 million was available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement matures in April 2016. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of December 31, 2015 was $198.4 million with the final maturities between April 2016 and July 2022.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At December 31, 2015, the applicable LIBOR was between 0.24% and 0.33% and applicable margins were between 1.72% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 4.76% based on current margins. Additionally, $114.1 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Rental Truck Term Loans

A subsidiary of U-Haul International, Inc. is a borrower under term loans with an aggregate balance at December 31, 2015 of $115.0 million that were used to fund new truck acquisitions. The final maturity date of these notes is August 2016.  The agreements contain options to extend the maturity through May 2017. These notes are secured by the purchased equipment and the corresponding operating cash flows associated with their operation.  These notes have fixed interest rates between 3.52% and 3.53%.

AMERCO and U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Securitizations

2010 U-Haul S Fleet and its subsidiaries (collectively, “2010 USF”) issued a $155.0 million asset-backed note (“2010 Box Truck Note”). 2010 USF is a bankruptcy-remote special purpose entity wholly-owned by U-Haul International, Inc. The net proceeds from the securitized transaction were used to finance new box truck purchases. U.S. Bank, NA acts as the trustee for this securitization.

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At December 31, 2015, the outstanding balance was $65.0 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $75 million, which can be increased to a maximum of $225 million. The loan matures in September 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At December 31, 2015, the applicable LIBOR was 0.23% and the margin was 1.75%, the sum of which was 1.98%. Only interest is paid during the first four years of the loan with principal due monthly over the last nine months. As of December 31, 2015, the outstanding balance was $57.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $100 million, which can be increased to a maximum of $125 million. The loan matures in October 2017. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At December 31, 2015, the applicable LIBOR was 0.24% and the margin was 1.00%, the sum of which was 1.24%. Only interest is paid during the first three years of the loan with principal due monthly over the last nine months. As of December 31, 2015, the outstanding balance was $100.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $70 million. The loan matures in May 2019. This agreement contains an option to extend the maturity through February 2020. At December 31, 2015, the applicable LIBOR was 0.23% and the margin was 1.85%, the sum of which was 2.08%. Only interest is paid during the first five years of the loan with principal due upon maturity. As of December 31, 2015, the outstanding balance was $65.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between 5 and 7 years. At December 31, 2015, the balance of these leases was $608.3 million. The net book value of the corresponding capitalized assets was $799.3 million at December 31, 2015.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Obligations

In February 2011, the Company and U.S. Bank, NA (the “Trustee”) entered into the U-Haul Investors Club Indenture.  The Company and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes”). The U-Notes are secured by various types of collateral including rental equipment and real estate.  U-Notes are issued in smaller series that vary as to principal amount, interest rate and maturity.  U-Notes are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

At December 31, 2015, the aggregate outstanding principal balance of the U-Notes issued was $65.1 million of which $5.8 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 3.00% and 8.00% and maturity dates range between 2016 and 2045.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of December 31, 2015 for the next five years and thereafter are as follows:

	Twelve Months Ending December 31,
	2016	2017	2018	2019	2020	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$440,590	$401,471	$290,888	$278,723	$156,195	$856,804

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Interest expense	$22,452	$21,547
Capitalized interest	(958)	(330)
Amortization of transaction costs	807	888
Interest expense resulting from derivatives	3,106	3,614
Total interest expense	$25,407	$25,719

	Nine Months Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Interest expense	$61,756	$62,126
Capitalized interest	(2,380)	(717)
Amortization of transaction costs	2,298	2,442
Interest expense resulting from derivatives	9,806	10,893
Total interest expense	71,480	74,744
Write-off of transaction costs related to early extinguishment of debt	–	298
Fees on early extinguishment of debt	–	3,783
Fees and amortization on early extinguishment of debt	–	4,081
Total	$71,480	$78,825

Interest paid in cash, including payments related to derivative contracts, amounted to $25.0 million and $25.0 million for the third quarter of fiscal 2016 and 2015, respectively and $69.6 million and $72.5 million for the first nine months of fiscal 2016 and 2015, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The costs associated with the early extinguishment of debt in the second quarter of fiscal 2015 included $3.8 million of fees and $0.3 million of transaction cost amortization related to retired debt.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.66%	1.62%
Interest rate at the end of the quarter	1.69%	1.66%
Maximum amount outstanding during the quarter	$265,000	$232,000
Average amount outstanding during the quarter	$258,207	$219,163
Facility fees	$25	$91

	Revolving Credit Activity
	Nine Months Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	1.65%	1.71%
Interest rate at the end of the period	1.69%	1.66%
Maximum amount outstanding during the period	$265,000	$232,000
Average amount outstanding during the period	$224,582	$188,271
Facility fees	$169	$289

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

(a) forward swap
(b) operating lease

As of December 31, 2015, the total notional amount of our variable interest rate swaps on debt and an operating lease was $291.9 million and $9.7 million, respectively.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Values as of
	December 31, 2015	March 31, 2015
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$15,596	$24,484

	The Effect of Interest Rate Contracts on the Statements of Operations for the Nine Months Ended

	December 31, 2015	December 31, 2014
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$9,806	$10,893
Gain recognized in AOCI on interest rate contracts (effective portion)	$(8,958)	$(7,419)
Loss reclassified from AOCI into income (effective portion)	$9,736	$10,919
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$70	$(26)

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. At December 31, 2015, we expect to reclassify $10.5 million of net losses on interest rate contracts from accumulated other comprehensive income (loss) to earnings as interest expense over the next twelve months. During the first nine months of fiscal 2016, we recognized an increase in the fair value of our cash flow hedges of $5.6 million, net of taxes. Embedded in this gain was $9.7 million of losses reclassified from accumulated other comprehensive income (loss) to interest expense during the first nine months of fiscal 2016, net of taxes.

6. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2015	$(59,170)	$41,181	$(15,235)	$(1,141)	$(34,365)
Foreign currency translation	(17,292)	–	–	–	(17,292)
Unrealized net loss on investments	–	(12,965)	–	–	(12,965)
Change in fair value of cash flow hedges	–	–	15,290	–	15,290
Amounts reclassified from AOCI	–	–	(9,736)	–	(9,736)
Other comprehensive income (loss)	(17,292)	(12,965)	5,554	–	(24,703)
Balance at December 31, 2015	$(76,462)	$28,216	$(9,681)	$(1,141)	$(59,068)

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of December 31, 2015, we have guaranteed $39.1 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Twelve Months Ended December 31:
2016	$16,159	$16,531	$32,690
2017	15,450	11,241	26,691
2018	14,485	9,929	24,414
2019	14,170	3,100	17,270
2020	14,087	–	14,087
Thereafter	50,929	–	50,929
Total	$125,280	$40,801	$166,081

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

On September 25, 2014, the jury returned a unanimous verdict, finding in favor of PEI and against U-Haul on all claims and counterclaims.  The jury awarded PEI $45 million in actual damages and $15.7 million in U-Haul’s alleged profits attributable to its use of the term “pod” or “pods.”

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

On August 24, 2015, the trial court entered two orders resolving the parties' post-trial motions.  In short, U-Haul’s efforts at setting aside the judgment, getting a new trial or reducing the amount of the jury award were denied, PEI’s motions to enhance (i.e., double) the jury award and receive an award for attorneys’ fees were denied, but the Court entered a permanent injunction, and awarded PEI $4.9 million in pre-judgment interest, $82,727 in costs, and post-judgment interest at the rate of 0.25%, beginning March 11, 2015, computed daily and compounded annually.

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

On October 15, 2015, the trial court denied U-Haul’s motion to modify or stay the injunction pending appeal. But in the process, the Court clarified that (i) the reach of the injunction is limited to “advertising, promoting, marketing, or describing any products or services” and (ii) use of the terms “pod” and “pods” in comparative advertising is not prohibited, thereby allowing “nominative fair use" and truthful communications in customer dialogue and making clear that “nothing in the injunction mandates censorship with respect to consumer comments.”

PEI’s deadline for filing a notice of cross-appeal was September 23, 2015, and PEI did not file a notice of cross-appeal.

On September 23, 2015, the Eleventh Circuit Court of Appeals granted the parties’ joint motion for an extension of time for filing their respective briefs on appeal.  U-Haul’s initial brief was due on December 17, 2015, PEI’s response brief is due on March 16, 2016, and U-Haul’s reply is due on April 29, 2016.

On September 24, 2015, the Eleventh Circuit Court of Appeals issued a Notice setting a telephonic mediation for November 16, 2015, beginning at 2:00 p.m., Eastern Time. The mediation was unsuccessful.

U-Haul filed its opening brief on appeal with the Eleventh Circuit Court of Appeals on December 17, 2015. PEI’s response brief is due on March 16, 2016, and U-Haul’s reply is due on April 29, 2016.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

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

SAC Holding Corporation and SAC Holding II Corporation, (collectively, “SAC Holdings”) were established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we sold real estate and various self-storage properties to SAC Holdings, and such sales provided significant cash flows to us.

Related Party Revenue

	Quarter Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,245	$1,261
U-Haul interest income revenue from Private Mini	–	1,138
U-Haul management fee revenue from SAC Holdings	4,461	4,168
U-Haul management fee revenue from Private Mini	849	659
U-Haul management fee revenue from Mercury	2,860	2,670
	$9,415	$9,896

	Nine Months Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$3,733	$4,684
U-Haul interest income revenue from Private Mini	1,126	3,804
U-Haul management fee revenue from SAC Holdings	14,158	13,313
U-Haul management fee revenue from Private Mini	2,473	1,943
U-Haul management fee revenue from Mercury	3,970	3,714
	$25,460	$27,458

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During the first nine months of fiscal 2016, a subsidiary of ours held a junior unsecured note from SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $3.4 million and $4.6 million from SAC Holdings during the first nine months of fiscal 2016 and 2015, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2016 was $50.4 million and the aggregate notes receivable balance at December 31, 2015 was $49.6 million. In accordance with the terms of this note, SAC Holdings may prepay the note without penalty or premium at any time. The scheduled maturity of this note is 2017.

During the first nine months of fiscal 2016, AMERCO held a junior note issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $1.5 million and $4.0 million from Private Mini during the first nine months of fiscal 2016 and 2015, respectively. The largest aggregate amount outstanding during the first nine months of fiscal 2016 was $56.5 million. In July 2015, Private Mini repaid its note and all outstanding interest due AMERCO totalling $56.8 million.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $21.4 million and $20.6 million from the above mentioned entities during the first nine months of fiscal 2016 and 2015, respectively. This management fee is consistent with the fee received for other properties the Company previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant stockholder of AMERCO and an estate planning trust benefitting Shoen children have an interest in Mercury.

Related Party Costs and Expenses

	Quarter Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$654	$654
U-Haul commission expenses to SAC Holdings	11,521	10,905
U-Haul commission expenses to Private Mini	841	734
	$13,016	$12,293

	Nine Months Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$1,962	$1,964
U-Haul commission expenses to SAC Holdings	40,780	39,131
U-Haul commission expenses to Private Mini	2,879	2,568
	$45,621	$43,663

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At December 31, 2015, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by the Company based upon equipment rental revenues.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $21.5 million, expenses of $2.0 million and cash flows of $77.8 million during the first nine months of fiscal 2016. Revenues and commission expenses related to the Dealer Agreements were $202.8 million and $43.7 million, respectively during the first nine months of fiscal 2016.

Pursuant to the variable interest entity model under ASC 810 – Consolidation (“ASC 810”), Management determined that the junior notes of SAC Holdings and Private Mini as well as the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represent potential variable interests for us. Management evaluated whether it should be identified as the primary beneficiary of one or more of these VIEs using a two-step approach in which management (i) identified all other parties that hold interests in the VIEs, and (ii) determined if any variable interest holder has the power to direct the activities of the VIEs that most significantly impact their economic performance.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We have not provided financial or other support explicitly or implicitly during the quarter ended December 31, 2015 to any of these entities that we were not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	December 31,	March 31,
	2015	2015
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$6,982	$59,375
U-Haul notes receivable from SAC Holdings	49,614	50,428
U-Haul interest receivable from SAC Holdings	4,869	4,579
U-Haul receivable from SAC Holdings	21,509	20,108
U-Haul receivable from Mercury	9,046	6,667
Other (a)	657	633
	$92,677	$141,790

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$649,191	$13,882	$11,554	$–		$674,627
Reinsurance recoverables and trade receivables, net	37,598	113,429	30,299	–		181,326
Inventories, net	75,032	–	–	–		75,032
Prepaid expenses	180,628	–	–	–		180,628
Investments, fixed maturities and marketable equities	–	236,058	1,227,939	–		1,463,997
Investments, other	31,107	47,521	244,411	–		323,039
Deferred policy acquisition costs, net	–	–	129,218	–		129,218
Other assets	87,890	651	2,448	–		90,989
Related party assets	94,370	13,118	555	(15,366)	(c)	92,677
	1,155,816	424,659	1,646,424	(15,366)		3,211,533

Investment in subsidiaries	455,716	–	–	(455,716)	(b)	–

Property, plant and equipment, at cost:
Land	589,492	–	–	–		589,492
Buildings and improvements	2,026,840	–	–	–		2,026,840
Furniture and equipment	383,914	–	–	–		383,914
Rental trailers and other rental equipment	463,034	–	–	–		463,034
Rental trucks	3,162,170	–	–	–		3,162,170
	6,625,450	–	–	–		6,625,450
Less: Accumulated depreciation	(2,074,449)	–	–	–		(2,074,449)
Total property, plant and equipment	4,551,001	–	–	–		4,551,001
Total assets	$6,162,533	$424,659	$1,646,424	$(471,082)		$7,762,534

(a) Balances as of September 30, 2015
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of December 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$425,022	$821	$20,201	$–		$446,044
Notes, loans and leases payable	2,424,671	–	–	–		2,424,671
Policy benefits and losses, claims and loss expenses payable	382,701	256,342	434,557	–		1,073,600
Liabilities from investment contracts	–	–	891,243	–		891,243
Other policyholders' funds and liabilities	–	2,833	5,606	–		8,439
Deferred income	18,977	–	–	–		18,977
Deferred income taxes	673,058	(15,243)	16,806	–		674,621
Related party liabilities	13,165	2,046	155	(15,366)	(c)	–
Total liabilities	3,937,594	246,799	1,368,568	(15,366)		5,537,595

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	451,702	91,120	26,271	(117,601)	(b)	451,492
Accumulated other comprehensive income (loss)	(59,068)	5,209	23,007	(28,216)	(b)	(59,068)
Retained earnings	2,500,449	78,230	226,078	(304,098)	(b)	2,500,659
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(991)	–	–	–		(991)
Total stockholders' equity	2,224,939	177,860	277,856	(455,716)		2,224,939
Total liabilities and stockholders' equity	$6,162,533	$424,659	$1,646,424	$(471,082)		$7,762,534

(a) Balances as of September 30, 2015
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

(a) Balances as of December 31, 2014
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$518,438	$–	$–	$(1,035)	(c)	$517,403
Self-storage revenues	63,164	–	–	–		63,164
Self-moving and self-storage products and service sales	50,038	–	–	–		50,038
Property management fees	8,170	–	–	–		8,170
Life insurance premiums	–	–	40,657	–		40,657
Property and casualty insurance premiums	–	14,105	–	–		14,105
Net investment and interest income	1,976	3,252	13,993	(195)	(b)	19,026
Other revenue	30,966	–	1,498	(276)	(b)	32,188
Total revenues	672,752	17,357	56,148	(1,506)		744,751

Costs and expenses:
Operating expenses	344,654	7,048	5,756	(1,302)	(b,c)	356,156
Commission expenses	58,347	–	–	–		58,347
Cost of sales	29,460	–	–	–		29,460
Benefits and losses	–	4,038	37,536	–		41,574
Amortization of deferred policy acquisition costs	–	–	5,138	–		5,138
Lease expense	10,508	–	–	(47)	(b)	10,461
Depreciation, net of (gains) losses on disposals	85,713	–	–	–		85,713
Total costs and expenses	528,682	11,086	48,430	(1,349)		586,849

Earnings from operations before equity in earnings of subsidiaries	144,070	6,271	7,718	(157)		157,902

Equity in earnings of subsidiaries	9,090	–	–	(9,090)	(d)	–

Earnings from operations	153,160	6,271	7,718	(9,247)		157,902
Interest expense	(25,564)	–	–	157	(b)	(25,407)
Pretax earnings	127,596	6,271	7,718	(9,090)		132,495
Income tax expense	(45,827)	(2,195)	(2,704)	–		(50,726)
Earnings available to common shareholders	$81,769	$4,076	$5,014	$(9,090)		$81,769

(a) Balances for the quarter ended September 30, 2015
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$488,505	$–	$–	$(1,090)	(c)	$487,415
Self-storage revenues	53,503	–	–	–		53,503
Self-moving and self-storage products and service sales	49,081	–	–	–		49,081
Property management fees	7,497	–	–	–		7,497
Life insurance premiums	–	–	39,026	–		39,026
Property and casualty insurance premiums	–	13,584	–	–		13,584
Net investment and interest income	2,838	2,961	15,149	(196)	(b)	20,752
Other revenue	34,409	–	1,202	(114)	(b)	35,497
Total revenues	635,833	16,545	55,377	(1,400)		706,355

Costs and expenses:
Operating expenses	328,187	6,123	5,576	(1,194)	(b,c)	338,692
Commission expenses	58,439	–	–	–		58,439
Cost of sales	30,751	–	–	–		30,751
Benefits and losses	–	3,481	36,603	–		40,084
Amortization of deferred policy acquisition costs	–	–	4,722	–		4,722
Lease expense	18,755	–	–	(50)	(b)	18,705
Depreciation, net of (gains) losses on disposals	81,810	–	–	–		81,810
Total costs and expenses	517,942	9,604	46,901	(1,244)		573,203

Earnings from operations before equity in earnings of subsidiaries	117,891	6,941	8,476	(156)		133,152

Equity in earnings of subsidiaries	10,088	–	–	(10,088)	(d)	–

Earnings from operations	127,979	6,941	8,476	(10,244)		133,152
Interest expense	(25,875)	–	–	156	(b)	(25,719)
Pretax earnings	102,104	6,941	8,476	(10,088)		107,433
Income tax expense	(35,564)	(2,428)	(2,901)	–		(40,893)
Earnings available to common shareholders	$66,540	$4,513	$5,575	$(10,088)		$66,540

(a) Balances for the quarter ended September 30, 2014
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,847,661	$–	$–	$(2,753)	(c)	$1,844,908
Self-storage revenues	182,415	–	–	–		182,415
Self-moving and self-storage products and service sales	197,999	–	–	–		197,999
Property management fees	20,601	–	–	–		20,601
Life insurance premiums	–	–	121,438	–		121,438
Property and casualty insurance premiums	–	38,033	–	–		38,033
Net investment and interest income	6,638	10,839	46,261	(589)	(b)	63,149
Other revenue	120,572	–	3,705	(361)	(b)	123,916
Total revenues	2,375,886	48,872	171,404	(3,703)		2,592,459

Costs and expenses:
Operating expenses	1,091,169	20,476	17,048	(3,086)	(b,c)	1,125,607
Commission expenses	212,204	–	–	–		212,204
Cost of sales	110,596	–	–	–		110,596
Benefits and losses	–	9,582	118,811	–		128,393
Amortization of deferred policy acquisition costs	–	–	15,559	–		15,559
Lease expense	40,389	–	–	(140)	(b)	40,249
Depreciation, net of (gains) losses on disposals	199,773	–	–	–		199,773
Total costs and expenses	1,654,131	30,058	151,418	(3,226)		1,832,381

Earnings from operations before equity in earnings of subsidiaries	721,755	18,814	19,986	(477)		760,078

Equity in earnings of subsidiaries	25,219	–	–	(25,219)	(d)	–

Earnings from operations	746,974	18,814	19,986	(25,696)		760,078
Interest expense	(71,957)	–	–	477	(b)	(71,480)
Pretax earnings	675,017	18,814	19,986	(25,219)		688,598
Income tax expense	(238,584)	(6,585)	(6,996)	–		(252,165)
Earnings available to common shareholders	$436,433	$12,229	$12,990	$(25,219)		$436,433

(a) Balances for the nine months ended September 30, 2015
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,719,200	$–	$–	$(2,776)	(c)	$1,716,424
Self-storage revenues	155,623	–	–	–		155,623
Self-moving and self-storage products and service sales	191,603	–	–	–		191,603
Property management fees	18,970	–	–	–		18,970
Life insurance premiums	–	–	115,997	–		115,997
Property and casualty insurance premiums	–	35,665	–	–		35,665
Net investment and interest income	10,785	9,823	43,632	(586)	(b)	63,654
Other revenue	130,718	–	3,491	(344)	(b)	133,865
Total revenues	2,226,899	45,488	163,120	(3,706)		2,431,801

Costs and expenses:
Operating expenses	1,053,584	18,635	16,834	(3,092)	(b,c)	1,085,961
Commission expenses	200,939	–	–	–		200,939
Cost of sales	112,215	–	–	–		112,215
Benefits and losses	–	8,918	111,508	–		120,426
Amortization of deferred policy acquisition costs	–	–	13,196	–		13,196
Lease expense	61,090	–	–	(140)	(b)	60,950
Depreciation, net of (gains) losses on disposals	209,927	–	–	–		209,927
Total costs and expenses	1,637,755	27,553	141,538	(3,232)		1,803,614

Earnings from operations before equity in earnings of subsidiaries	589,144	17,935	21,582	(474)		628,187

Equity in earnings of subsidiaries	25,763	–	–	(25,763)	(d)	–

Earnings from operations	614,907	17,935	21,582	(26,237)		628,187
Interest expense	(75,218)	–	–	474	(b)	(74,744)
Fees and amortization on early extinguishment of debt	(4,081)	–	–	–		(4,081)
Pretax earnings	535,608	17,935	21,582	(25,763)		549,362
Income tax expense	(188,347)	(6,277)	(7,477)	–		(202,101)
Earnings available to common shareholders	$347,261	$11,658	$14,105	$(25,763)		$347,261

(a) Balances for the nine months ended September 30, 2014
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$436,433	$12,229	$12,990	$(25,219)	$436,433
Earnings from consolidated entities	(25,219)	–	–	25,219	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	287,562	–	–	–	287,562
Amortization of deferred policy acquisition costs	–	–	15,559	–	15,559
Change in allowance for losses on trade receivables	29	–	(211)	–	(182)
Change in allowance for inventory reserve	(1,939)	–	–	–	(1,939)
Net gain on sale of real and personal property	(87,789)	–	–	–	(87,789)
Net gain on sale of investments	–	(652)	(3,127)	–	(3,779)
Deferred income taxes	145,104	5,321	974	–	151,399
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(5,420)	12,077	1,911	–	8,568
Inventories	(3,887)	–	–	–	(3,887)
Prepaid expenses	(57,015)	–	–	–	(57,015)
Capitalization of deferred policy acquisition costs	–	–	(24,803)	–	(24,803)
Other assets	19,226	1,358	96	–	20,680
Related party assets	49,512	291	–	–	49,803
Accounts payable and accrued expenses	16,703	822	19,798	–	37,323
Policy benefits and losses, claims and loss expenses payable	20,712	(15,402)	7,666	–	12,976
Other policyholders' funds and liabilities	–	(1,239)	679	–	(560)
Deferred income	1,005	–	–	–	1,005
Related party liabilities	(752)	(169)	43	–	(878)
Net cash provided (used) by operating activities	794,265	14,636	31,575	–	840,476

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,051,830)	–	–	–	(1,051,830)
Short term investments	–	(30,536)	(361,147)	–	(391,683)
Fixed maturities investments	–	(32,593)	(286,071)	–	(318,664)
Equity securities	–	–	(1,315)	–	(1,315)
Preferred stock	–	(5)	–	–	(5)
Real estate	–	(6)	(17)	–	(23)
Mortgage loans	(15,104)	(1,800)	(82,645)	–	(99,549)
Proceeds from sales and paydown's of:
Property, plant and equipment	463,602	–	–	–	463,602
Short term investments	–	31,816	369,028	–	400,844
Fixed maturities investments	–	19,428	116,299	–	135,727
Equity securities	–	–	808	–	808
Mortgage loans	11,635	4,447	18,059	–	34,141
Net cash provided (used) by investing activities	(591,697)	(9,249)	(227,001)	–	(827,947)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2015

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	461,276	–	47,000	–	508,276
Principal repayments on credit facilities	(233,304)	–	(47,000)	–	(280,304)
Debt issuance costs	(5,957)	–	–	–	(5,957)
Capital lease payments	(110,202)	–	–	–	(110,202)
Employee Stock Ownership Plan	(1,559)	–	–	–	(1,559)
Securitization deposits	448	–	–	–	448
Common stock dividend paid	(78,374)	–	–	–	(78,374)
Investment contract deposits	–	–	246,756	–	246,756
Investment contract withdrawals	–	–	(41,258)	–	(41,258)
Net cash provided (used) by financing activities	32,328	–	205,498	–	237,826

Effects of exchange rate on cash	(17,578)	–	–	–	(17,578)

Increase (decrease) in cash and cash equivalents	217,318	5,387	10,072	–	232,777
Cash and cash equivalents at beginning of period	431,873	8,495	1,482	–	441,850
Cash and cash equivalents at end of period	$649,191	$13,882	$11,554	$–	$674,627
	(page 2 of 2)
(a) Balance for the period ended September 30, 2015

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$347,261	$11,658	$14,105	$(25,763)		$347,261
Earnings from consolidated entities	(25,763)	–	–	25,763		–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	259,871	–	–	–		259,871
Amortization of deferred policy acquisition costs	–	–	13,196	–		13,196
Change in allowance for losses on trade receivables	(201)	–	(11)	–		(212)
Change in allowance for inventory reserve	(744)	–	–	–		(744)
Net gain on sale of real and personal property	(49,944)	–	–	–		(49,944)
Net gain on sale of investments	–	(839)	(2,415)	–		(3,254)
Deferred income taxes	64,058	4,983	2,444	–		71,485
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(9,126)	17,101	(6,080)	–		1,895
Inventories	(2,053)	–	–	–		(2,053)
Prepaid expenses	(38,905)	–	–	–		(38,905)
Capitalization of deferred policy acquisition costs	–	–	(20,158)	–		(20,158)
Other assets	(41,905)	1,088	(846)	–		(41,663)
Related party assets	21,474	(947)	–	243	(b)	20,770
Accounts payable and accrued expenses	(13,095)	(248)	9,537	–		(3,806)
Policy benefits and losses, claims and loss expenses payable	(4,623)	(21,913)	8,949	–		(17,587)
Other policyholders' funds and liabilities	–	1,395	1,335	–		2,730
Deferred income	(16,732)	–	–	–		(16,732)
Related party liabilities	(235)	285	215	(243)	(b)	22
Net cash provided (used) by operating activities	489,338	12,563	20,271	–		522,172

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(725,447)	–	–	–		(725,447)
Short term investments	–	(35,624)	(167,394)	–		(203,018)
Fixed maturities investments	–	(33,735)	(148,089)	–		(181,824)
Equity securities	–	(3,333)	(426)	–		(3,759)
Preferred stock	–	(5)	–	–		(5)
Real estate	–	(3,812)	(7,516)	–		(11,328)
Mortgage loans	(21,593)	(3,150)	(12,622)	–		(37,365)
Proceeds from sales and paydown's of:
Property, plant and equipment	321,680	–	–	–		321,680
Short term investments	–	39,745	180,865	–		220,610
Fixed maturities investments	–	17,794	57,578	–		75,372
Equity securities	–	3,082	–	–		3,082
Preferred stock	–	–	2,027	–		2,027
Real estate	–	–	396	–		396
Mortgage loans	23,214	3,976	6,002	–		33,192
Net cash provided (used) by investing activities	(402,146)	(15,062)	(89,179)	–		(506,387)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2014
(b) Elimination of intercompany investments

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	510,074	–	–	–	510,074
Principal repayments on credit facilities	(266,672)	–	–	–	(266,672)
Debt issuance costs	(9,697)	–	–	–	(9,697)
Capital lease payments	(65,478)	–	–	–	(65,478)
Employee Stock Ownership Plan	(184)	–	–	–	(184)
Investment contract deposits	–	–	94,979	–	94,979
Investment contract withdrawals	–	–	(38,653)	–	(38,653)
Net cash provided (used) by financing activities	168,043	–	56,326	–	224,369

Effects of exchange rate on cash	(6,243)	–	–	–	(6,243)

Increase (decrease) in cash and cash equivalents	248,992	(2,499)	(12,582)	–	233,911
Cash and cash equivalents at beginning of period	464,710	12,758	17,644	–	495,112
Cash and cash equivalents at end of period	$713,702	$10,259	$5,062	$–	$729,023
	(page 2 of 2)
(a) Balance for the period ended September 30, 2014

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended December 31, 2015
Total revenues	$713,416	$31,335	$744,751
Depreciation and amortization, net of (gains) losses on disposals	90,273	578	90,851
Interest expense	25,357	50	25,407
Pretax earnings	128,799	3,696	132,495
Income tax expense	49,776	950	50,726
Identifiable assets	7,534,725	227,809	7,762,534

Quarter ended December 31, 2014
Total revenues	$671,311	$35,044	$706,355
Depreciation and amortization, net of (gains) losses on disposals	85,038	1,494	86,532
Interest expense	25,580	139	25,719
Pretax earnings	104,830	2,603	107,433
Income tax expense	40,203	690	40,893
Identifiable assets	6,715,544	190,988	6,906,532

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine Months ended December 31, 2015
Total revenues	$2,470,785	$121,674	$2,592,459
Depreciation and amortization, net of (gains) losses on disposals	215,995	(663)	215,332
Interest expense	71,319	161	71,480
Pretax earnings	664,189	24,409	688,598
Income tax expense	245,797	6,368	252,165
Identifiable assets	7,534,725	227,809	7,762,534

Nine Months ended December 31, 2014
Total revenues	$2,297,289	$134,512	$2,431,801
Depreciation and amortization, net of (gains) losses on disposals	218,923	4,200	223,123
Interest expense	74,347	397	74,744
Pretax earnings	529,537	19,825	549,362
Income tax expense	196,847	5,254	202,101
Identifiable assets	6,715,544	190,988	6,906,532

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$240	$207
Interest cost on accumulated postretirement benefit	188	180
Other components	9	3
Net periodic postretirement benefit cost	$437	$390

	Nine Months Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$720	$620
Interest cost on accumulated postretirement benefit	564	540
Other components	27	10
Net periodic postretirement benefit cost	$1,311	$1,170

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

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the condensed consolidated balance sheet at December 31, 2015 and March 31, 2015, that are subject to ASC 820 and the valuation approach applied to each of these items.

As of December 31, 2015	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$557,879	$557,879	$–	$–
Fixed maturities - available for sale	1,421,727	1,132,444	288,942	341
Preferred stock	18,170	18,170	–	–
Common stock	24,100	24,100	–	–
Derivatives	1,906	1,906	–	–
Total	$2,023,782	$1,734,499	$288,942	$341

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	15,596	–	15,596	–
Total	$15,596	$–	$15,596	$–

As of March 31, 2015	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$460,762	$460,762	$–	$–
Fixed maturities - available for sale	1,262,012	967,986	293,022	1,004
Preferred stock	18,296	18,296	–	–
Common stock	24,654	24,654	–	–
Derivatives	4,876	4,876	–	–
Total	$1,770,600	$1,476,574	$293,022	$1,004

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	24,484	–	24,484	–
Total	$24,484	$–	$24,484	$–

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents the fair value measurements for our assets at December 31, 2015 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2015	$1,004

Fixed Maturities - Asset Backed Securities - redeemed	(747)
Fixed Maturities - Asset Backed Securities - net gain (realized)	32
Fixed Maturities - Asset Backed Securities - net gain (unrealized)	52
Balance at December 31, 2015	$341

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015, and for the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015, which are followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2016.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the availability of moving equipment and storage rooms and portable moving and storage units available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our eMove® capabilities.

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

uhaul.com is an online marketplace that connects consumers to Company operations as well as independent Moving Help® service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated providers and affiliates provide pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense,if any, incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. We follow the deferral method of accounting based on ASC 908 - Airlines for major overhauls in which engine and transmission overhauls are currently capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

Insurance reserve adequacy is reviewed on a regular basis by management to determine if existing assumptions need to be updated. In determining the assumptions for calculating workers’ compensation reserves, management considers multiple factors including the following:

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value, if any, is recognized in the current period operating results. There were no write downs in the third quarter or first nine months of fiscal 2016 or 2015.

Income Taxes

We file a consolidated tax return with all of our legal subsidiaries.

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

Subsequent Events

Our management has evaluated subsequent events occurring after December 31, 2015, the date of our most recent balance sheet, through the date our financial statements were issued. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

Recent Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for interim periods and annual period beginning after December 15, 2015; however early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update extends the effective date of ASU 2014-09, Revenue from Contracts with Customers, to fiscal periods beginning after December 15, 2017 from December 15, 2016.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2015 compared with the Quarter Ended December 31, 2014

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2016 and the third quarter of fiscal 2015:

	Quarter Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$517,403	$487,415
Self-storage revenues	63,164	53,503
Self-moving and self-storage products and service sales	50,038	49,081
Property management fees	8,170	7,497
Life insurance premiums	40,657	39,026
Property and casualty insurance premiums	14,105	13,584
Net investment and interest income	19,026	20,752
Other revenue	32,188	35,497
Consolidated revenue	$744,751	$706,355

Self-moving equipment rental revenues increased $30.0 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015.  Revenue and transactions from both our In-Town and one-way truck and trailer markets increased compared to the same period last year.  During the quarter we continued to add new independent dealers and Company-owned locations to our distribution network.

Self-storage revenues increased $9.7 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015.  The average monthly amount of occupied square feet increased by 14.5% during the third quarter of fiscal 2016 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 3.6 million net rentable square feet to the self-storage portfolio with over 1.2 million of that coming on during the third quarter.

Sales of self-moving and self-storage products and services increased $1.0 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015. Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Life insurance premiums increased $1.6 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015 due primarily to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.5 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015 due to an increase in Safestor and Safetow sales which is a reflection of increased equipment and storage rental transactions.

Net investment and interest income decreased $1.7 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015. Reduced note balances due from SAC Holdings and Private Mini resulted in decreased interest income at Moving and Storage combined with a decline at Oxford from lower option income.

Other revenue decreased $3.3 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015 caused primarily by reduced revenue in the U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $744.8 million for the third quarter of fiscal 2016, compared with $706.4 million for the third quarter of fiscal 2015.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2016 and the third quarter of fiscal 2015. The insurance companies third quarters ended September 30, 2015 and 2014.

	Quarter Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$672,752	$635,833
Earnings from operations before equity in earnings of subsidiaries	144,070	117,891
Property and casualty insurance
Revenues	17,357	16,545
Earnings from operations	6,271	6,941
Life insurance
Revenues	56,148	55,377
Earnings from operations	7,718	8,476
Eliminations
Revenues	(1,506)	(1,400)
Earnings from operations before equity in earnings of subsidiaries	(157)	(156)
Consolidated results
Revenues	744,751	706,355
Earnings from operations	157,902	133,152

Total costs and expenses increased $13.6 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015.  The insurance companies were responsible for $3.0 million of the increase as a result of costs associated with increased new business.

Moving and Storage accounted for $10.7 million of the increase.  Operating expenses for Moving and Storage increased $16.5 million.  Personnel and overhead cost increases were partially offset by decreased direct operating costs associated with the U-Box program. Depreciation expense increased $7.4 million; however, gains from the disposal of property, plant and equipment increased $3.5 million. This resulted in a net increase of $3.9 million in depreciation expense, net. We have increased the number of trucks sold compared with the same quarter last year and the resale market for these trucks remains strong.  Lease expense decreased $8.2 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $157.9 million for the third quarter of fiscal 2016, compared with $133.2 million for the third quarter of fiscal 2015.

Interest expense for the third quarter of fiscal 2016 was $25.4 million, compared with $25.7 million for the third quarter of fiscal 2015 primarily due to lower borrowing costs.

Income tax expense was $50.7 million for the third quarter of fiscal 2016, compared with $40.9 million for the third quarter of fiscal 2016.

As a result of the above mentioned items, earnings available to common shareholders were $81.8 million for the third quarter of fiscal 2016, compared with $66.5 million for the third quarter of fiscal 2015.

Basic and diluted earnings per share for the third quarter of fiscal 2016 were $4.17, compared with $3.40 for the third quarter of fiscal 2015.

The weighted average common shares outstanding basic and diluted were 19,599,352 for the third quarter of fiscal 2016, compared with 19,590,555 for the third quarter of fiscal 2015.

Moving and Storage

Quarter Ended December 31, 2015 compared with the Quarter Ended December 31, 2014

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the third quarter of fiscal 2016 and the third quarter of fiscal 2015:

	Quarter Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$518,438	$488,505
Self-storage revenues	63,164	53,503
Self-moving and self-storage products and service sales	50,038	49,081
Property management fees	8,170	7,497
Net investment and interest income	1,976	2,838
Other revenue	30,966	34,409
Moving and Storage revenue	$672,752	$635,833

Self-moving equipment rental revenues increased $29.9 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015.  Revenue and transactions from both our In-Town and one-way truck and trailer markets increased compared to the same period last year.  During the quarter, we continued to add new independent dealers and Company-owned locations to our distribution network.

Self-storage revenues increased $9.7 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015. The average monthly amount of occupied square feet increased by 14.5% during the third quarter of fiscal 2016 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 3.6 million net rentable square feet to the self-storage portfolio with over 1.2 million of that coming on during the third quarter.

Sales of self-moving and self-storage products and services increased $1.0 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015.  Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Net investment and interest income decreased $0.9 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015. Reduced note balances due from SAC Holdings and Private Mini resulted in decreased interest income.

Other revenue decreased $3.4 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015 caused primarily by lower sales relating to the U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	265	224
Square footage as of December 31	23,178	19,617
Average number of rooms occupied	205	180
Average occupancy rate based on room count	78.4%	81.1%
Average square footage occupied	18,493	16,144

Total costs and expenses increased $10.7 million during the third quarter of fiscal 2016, compared with the third quarter of fiscal 2015.  Operating expenses increased $16.5 million.  Personnel and overhead cost increases were partially offset by decreased direct operating costs associated with the U-Box program.  Depreciation expense increased $7.4 million; however, gains from the disposal of property, plant and equipment increased $3.5 million. This resulted in a net increase of $3.9 million in depreciation expense, net. We have increased the number of trucks sold compared with the same quarter last year and the resale market for these trucks remains strong.  Lease expense decreased $8.2 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $144.1 million for the third quarter of fiscal 2016, compared with $117.9 million for the third quarter of fiscal 2015.

Equity in the earnings of AMERCO’s insurance subsidiaries was $9.1 million and $10.1 million for the third quarter of fiscal 2016 and 2015, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $153.2 million for the third quarter of fiscal 2016, compared with $128.0 million for the third quarter of fiscal 2015.

Property and Casualty Insurance

Quarter Ended September 30, 2015 compared with the Quarter Ended September 30, 2014

Net premiums were $14.1 million and $13.6 million for the third quarters ended September 30, 2015 and 2014, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same time period as well as from sales of Safestor through independent storage operators not owned or managed by U-Haul.

Net investment income was $3.3 million and $3.0 million for the third quarters ended September 30, 2015 and 2014, respectively primarily from increases in real estate income.

Net operating expenses were $7.0 million and $6.1 million for the third quarters ended September 30, 2015 and 2014, respectively due primarily to an increase in commissions.

Benefits and losses incurred were $4.0 million and $3.5 million for the third quarters ended September 30, 2015 and 2014, respectively, as a result of increased claims associated with our Safemove and SafeStor business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $6.3 million and $6.9 million for the third quarters ended September 30, 2015 and 2014, respectively.

Life Insurance

Quarter Ended September 30, 2015 compared with the Quarter Ended September 30, 2014

Net premiums were $40.7 million and $39.0 million for the quarters ended September 30, 2015 and 2014, respectively. Medicare Supplement premiums increased $1.7 million due to the increased sales of new policies. Annuity deposits, which are accounted for on the balance sheet as deposits, were $122.7 million, an increase of $104.0 million compared with the same period last year. Of the increase, $30.0 million represents a deposit on the funding agreement with the Federal Home Loan Bank of San Francisco (“FHLB”).

Net investment and interest income was $14.0 million and $15.1 million for the quarters ended September 30, 2015 and 2014, respectively. A reduction of $0.8 million was primarily due to a decrease in income associated with equity market options purchased to hedge our indexed annuity business.  Realized gains decreased $0.3 million compared with the same period last year.

Net operating expenses were $5.8 million and $5.6 million for the quarters ended September 30, 2015 and 2014, respectively.

Benefits and losses incurred were $37.5 million and $36.6 million for the quarters ended September 30, 2015 and 2014, respectively. Incurred Medicare supplement benefits increased $2.8 million resulting from new business. Incurred claims on life policies decreased $0.6 million. As a result of a significant decline in the S&P index, interest credited to policyholders decreased $1.2 million. Interest credited to policyholders on indexed annuities is based on S&P performance.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $5.1 million and $4.7 million for the quarters ended September 30, 2015 and 2014, respectively. The variance was primarily due to an increase in the annuity and Medicare Supplement DAC asset base from sales of a new annuity product and Medicare Supplement policies.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.7 million and $8.5 million for the quarters ended September 30, 2015 and 2014, respectively.

AMERCO and Consolidated Entities

Nine months Ended December 31, 2015 compared with the Nine months Ended December 31, 2014

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2016 and the first nine months of fiscal 2015:

	Nine Months Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,844,908	$1,716,424
Self-storage revenues	182,415	155,623
Self-moving and self-storage products and service sales	197,999	191,603
Property management fees	20,601	18,970
Life insurance premiums	121,438	115,997
Property and casualty insurance premiums	38,033	35,665
Net investment and interest income	63,149	63,654
Other revenue	123,916	133,865
Consolidated revenue	$2,592,459	$2,431,801

Self-moving equipment rental revenues increased $128.5 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015.  Revenue and transactions from both our In-Town and one-way truck and trailer markets increased compared to the same period last year.  For the nine months ended December 31, 2015, we increased the number of trucks, trailers and towing devices in the fleet and added new independent dealers and Company-owned locations to our distribution network.

Self-storage revenues increased $26.8 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015.  The average monthly amount of occupied square feet increased by 13.5% during the first nine months of fiscal 2016 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 3.6 million net rentable square feet to the self-storage portfolio with over 2.9 million of that coming on during the first nine months of fiscal 2016.

Sales of self-moving and self-storage products and services increased $6.4 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015. Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Life insurance premiums increased $5.4 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015 due primarily to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $2.4 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015 due to an increase in Safestor and Safetow sales which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income decreased $0.5 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015.  Reduced note balances due from SAC Holdings and Private Mini resulted in decreased interest income at Moving and Storage.  This was partially offset by larger invested asset base at our insurance companies.

Other revenue decreased $9.9 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015 caused primarily by lower sales relating to the U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,592.5 million for the first nine months of fiscal 2016, as compared with $2,431.8 million for the first nine months of fiscal 2015.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2016 and the first nine months of fiscal 2015. The insurance companies’ first nine months ended September 30, 2015 and 2014.

	Nine Months Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$2,375,886	$2,226,899
Earnings from operations before equity in earnings of subsidiaries	721,755	589,144
Property and casualty insurance
Revenues	48,872	45,488
Earnings from operations	18,814	17,935
Life insurance
Revenues	171,404	163,120
Earnings from operations	19,986	21,582
Eliminations
Revenues	(3,703)	(3,706)
Earnings from operations before equity in earnings of subsidiaries	(477)	(474)
Consolidated results
Revenues	2,592,459	2,431,801
Earnings from operations	760,078	628,187

Total costs and expenses increased $28.8 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015.  The insurance segments accounted for $12.4 million of the increase primarily due to expenses associated with additional new business written.

Moving and Storage experienced a $16.4 million rise in total costs and expenses.  Operating expenses for Moving and Storage increased $37.6 million.  Personnel and overhead cost increases were partially offset by decreased direct operating costs associated with the U-Box program.  During the nine months ended December 31, 2015, we accrued an additional $5.0 million of expenses associated with the PEI litigation.  Depreciation expense increased $27.7 million; however, gains from the disposal of property, plant and equipment increased $37.8 million. This resulted in a net decrease of $10.2 million in depreciation expense, net. We have increased the number of trucks sold compared to the same period last year and the resale market for these trucks remains strong.  Lease expense decreased $20.7 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $760.1 million for the first nine months of fiscal 2016, as compared with $628.2 million for the first nine months of fiscal 2015.

Interest expense for the first nine months of fiscal 2016 was $71.5 million, compared with $74.7 million for the first nine months of fiscal 2015.  Fiscal 2015 included $4.1 million of costs associated with defeased debt.  In fiscal 2016 lower costs of borrowing are partially offsetting the effect of an increased borrowing base.

Income tax expense was $252.2 million for the first nine months of fiscal 2016, compared with $202.1 million for first nine months of fiscal 2015 due to higher pretax earnings for the first nine months of fiscal 2016.

As a result of the above mentioned items, earnings available to common shareholders were $436.4 million for the first nine months of fiscal 2016, compared with $347.3 million for the first nine months of fiscal 2015.

Basic and diluted earnings per common share for the first nine months of fiscal 2016 were $22.27, compared with $17.73 for the first nine months of fiscal 2015.

The weighted average common shares outstanding basic and diluted were 19,597,735 for the first nine months of fiscal 2016, compared with 19,584,183 for the first nine months of fiscal 2015.

Moving and Storage

Nine months Ended December 31, 2015 compared with the Nine months Ended December 31, 2014

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2016 and the first nine months of fiscal 2015:

	Nine Months Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,847,661	$1,719,200
Self-storage revenues	182,415	155,623
Self-moving and self-storage products and service sales	197,999	191,603
Property management fees	20,601	18,970
Net investment and interest income	6,638	10,785
Other revenue	120,572	130,718
Moving and Storage revenue	$2,375,886	$2,226,899

Self-moving equipment rental revenues increased $128.5 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015.  Revenue and transactions from both our In-Town and one-way truck and trailer markets increased compared to the same period last year.  For the nine months ended December 31, 2015, we increased the number of trucks, trailers and towing devices in the fleet and added new independent dealers and Company-owned locations to our distribution network.

Self-storage revenues increased $26.8 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015.  The average monthly amount of occupied square feet increased by 13.5% during the first nine months of fiscal 2016 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved occupancy at existing locations as well as the addition of new facilities to the portfolio. Over the last twelve months we have added approximately 3.6 million net rentable square feet to the self-storage portfolio with over 2.9 million of that coming on during the first nine months of fiscal 2016.

Sales of self-moving and self-storage products and services increased $6.4 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015.  Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Net investment and interest income decreased $4.1 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015. Reduced note balances due from SAC Holdings and Private Mini resulted in decreased interest income.

Other revenue decreased $10.1 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015 caused primarily by lower sales relating to the U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	265	224
Square footage as of December 31	23,178	19,617
Average number of rooms occupied	201	179
Average occupancy rate based on room count	81.5%	82.5%
Average square footage occupied	18,064	15,910

Total costs and expenses increased $16.4 million during the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015.  Operating expenses increased $37.6 million.  Personnel and overhead cost increases were partially offset by decreased direct operating costs associated with the U-Box program.  During the nine months we accrued an additional $5.0 million of expenses associated with the PEI litigation.  Commission expenses increased in relation to the associated revenues.  Depreciation expense increased $27.7 million; however, gains from the disposal of property, plant and equipment increased $37.8 million. This resulted in a net decrease of $10.2 million in depreciation expense, net. We have increased the number of trucks sold compared to the same period last year and the resale market for these trucks remains strong.  Lease expense decreased $20.7 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries increased to $721.8 million for the first nine months of fiscal 2016, compared with $589.1 million for the first nine months of fiscal 2015.

Equity in the earnings of AMERCO’s insurance subsidiaries was $25.2 million for the first nine months of fiscal 2016, compared with $25.8 million for the first nine months of fiscal 2015.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $747.0 million for the first nine months of fiscal 2016, compared with $614.9 million for the first nine months of fiscal 2015.

Property and Casualty Insurance

Nine months Ended September 30, 2015 compared with the Nine months Ended September 30, 2014

Net premiums were $38.0 million and $35.7 million for the first nine months ended September 30, 2015 and 2014, respectively.  A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $10.8 million and $9.8 million for the first nine months ended September 30, 2015 and 2014, respectively. The increase was primarily due to income from real estate investments.

Net operating expenses were $20.5 million and $18.6 million for the first nine months ended September 30, 2015 and 2014, respectively, primarily due to an increase in commissions.

Benefits and losses incurred were $9.6 million and $8.9 million for the first nine months ended September 30, 2015 and 2014, respectively, as a result of increased claims associated with our Safemove and SafeStor business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $18.8 million and $17.9 million for the first nine months ended September 30, 2015 and 2014, respectively.

Life Insurance

Nine months Ended September 30, 2015 compared with the Nine months Ended September 30, 2014

Net premiums were $121.4 million and $116.0 million for the nine months ended September 30, 2015 and 2014, respectively. Life premiums increased by $0.9 million primarily as a result of final expense renewal premiums. Medicare supplement premiums increased $4.5 million due to the increased sales of new policies offset by a reduction in renewal premiums on older blocks. Annuity deposits were $153.1 million higher for the first nine months of 2015 compared with the same period in 2014. Annuity deposits are accounted for on the balance sheet as deposits rather than premiums. Of the increase, $30.0 million represents a deposit on the funding agreement with the FHLB.

Net investment income was $46.3 million and $43.6 million for the nine months ended September 30, 2015 and 2014, respectively. There was an increase of $1.4 million of interest and other investment income due to a larger invested asset base despite the reduction in option income from the market decline in August and September 2015. Realized gains recognized on sale of investments increased $1.3 million.

Net operating expenses were $17.0 million and $16.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Benefits and losses incurred were $118.8 million and $111.5 million for the nine months ended September 30, 2015 and 2014, respectively. Medicare supplement benefits increased by $7.2 million as a result of new business. Life insurance benefits increased $1.2 million while other benefits decreased $0.9 million.  Interest credited to policyholders decreased $0.2 million as a result of a drop in S&P index in August and September 2015. Interest credited to policyholders on certain indexed annuities is based on S&P performance.

DAC, SIA and VOBA were $15.6 million and $13.2 million for the nine months ended September 30, 2015 and 2014, respectively. An increase over prior year was primarily a result of an increased amortization of annuity and Medicare Supplement DAC due to the increased DAC asset base and new sales.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $20.0 million and $21.6 million for the nine months ended September 30, 2015 and 2014, respectively.

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

At December 31, 2015, cash and cash equivalents totaled $674.6 million, compared with $441.9 million at March 31, 2015. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of December 31, 2015 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$649,191	$13,882	$11,554
Other financial assets	163,075	410,126	1,503,204
Debt obligations	2,424,671	–	–

(a) As of September 30, 2015

At December 31, 2015, Moving and Storage had borrowing capacity available under existing credit facilities of $48.0 million.

Net cash provided by operating activities increased $318.3 million in the first nine months of fiscal 2016 compared with the first nine months of fiscal 2015 primarily due to an improvement in earnings, lower federal income tax payments, combined with $56.8 million of note and interest repayments from Private Mini.

Net cash used in investing activities increased $321.6 million in the first nine months of fiscal 2016, compared with the first nine months of fiscal 2015. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, increased $326.4 million. Cash from the sales of property, plant and equipment increased $141.9 million largely due to an increase in fleet sales. Life Insurance had an increase in net cash used for investing of $137.8 million due to additional investment purchases.

Net cash provided by financing activities increased $13.5 million in the first nine months of fiscal 2016, as compared with the first nine months of fiscal 2015 due to a net increase in repayments of debt and capital leases of $58.3 million, a decrease in borrowings of $1.8 million, an increase in annuity deposits by Life Insurance of $149.2 million and the payment of $78.4 million in common stock dividends in fiscal 2016.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily reflected new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during the remainder of fiscal 2016, we will reinvest in our truck and trailer rental fleet approximately $350 million, net of equipment sales and excluding any lease buyouts. Through the first nine months of fiscal 2016, we have invested, net of sales, approximately $127 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2016 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the remaining fiscal 2016 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through internally generated funds. For the first nine months of fiscal 2016, we invested approximately $439 million in real estate acquisitions, new construction and renovation and repair. For the remainder of fiscal 2016, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $588.2 million and $403.8 million for the first nine months of fiscal 2016 and 2015, respectively. The components of our net capital expenditures are provided in the following table:

	Nine Months Ended December 31,
	2015	2014
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$585,623	$634,867
Equipment lease buyouts	81,718	40,448
Purchases of real estate, construction and renovations	439,117	268,288
Other capital expenditures	62,423	35,024
Gross capital expenditures	1,168,881	978,627
Less: Lease proceeds	(117,051)	(253,180)
Less: Sales of property, plant and equipment	(463,602)	(321,680)
Net capital expenditures	$588,228	$403,767

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

Property and Casualty stockholder’s equity was $177.9 million and $169.3 million at September 30, 2015 and December 31, 2014, respectively. The increase resulted from net earnings of $12.2 million and a decrease in other comprehensive income of $3.6 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the first nine months ended September 30, 2015 were $205.5 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $277.9 million and $274.2 million at September 30, 2015 and December 31, 2014, respectively. The increase resulted from net earnings of $13.0 million offset by a decrease in other comprehensive income of $9.3 million. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had a direct exposure to capital market conditions other than through its investment portfolio. However, as of September 30, 2015 Oxford had received deposits of $30.0 million through their membership in the FHLB.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $794.3 million and $489.3 million for the first nine months of fiscal 2016 and 2015, respectively primarily due to an improvement in earnings, lower federal income tax payments, combined with $56.8 million of note and interest repayments from Private Mini.

Property and Casualty Insurance

Net cash provided by operating activities were $14.6 million and $12.6 million for the first nine months ended September 30, 2015 and 2014, respectively.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolio amounted to $22.8 million and $18.7 million at September 30, 2015 and December 31, 2014, respectively. This balance reflects funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $31.6 million and $20.3 million for the first nine months ended September 30, 2015 and 2014, respectively. The increase in cash provided was primarily due to the increase in payable for securities and a decrease in receivable for securities offset by the increase in paid commissions and administrative expenses.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio. At September 30, 2015 and December 31, 2014, cash and cash equivalents and short-term investments amounted to $40.9 million and $39.0 million, respectively.  Additionally, Oxford has the ability to receive deposits through their membership in the FHLB system. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At December 31, 2015, we had cash availability under existing credit facilities of $48.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At December 31, 2015, we had $0.3 million of available-for-sale assets classified in Level 3.

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

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $39.1 million of residual values at December 31, 2015 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $64.4 million at December 31, 2015.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $21.4 million and $20.6 million from the above mentioned entities during the first nine months of fiscal 2016 and 2015, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Mark V. Shoen, a significant stockholder of AMERCO. Mercury is substantially controlled by Mark V. Shoen. James P. Shoen, a significant shareholder of AMERCO and an estate planning trust benefitting the Shoen children have an interest in Mercury.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.0 million in the first nine months of both fiscal 2016 and 2015. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At December 31, 2015, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $43.7 million and $41.7 million in commissions pursuant to such dealership contracts during the first nine months of fiscal 2016 and 2015, respectively.

During the first nine months of fiscal 2016, a subsidiary of ours held a junior unsecured note of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $3.7 million and $4.7 million, and received cash interest payments of $3.4 million and $4.6 million, from SAC Holdings during the first nine months of fiscal 2016 and 2015, respectively. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2016 was $50.4 million and the aggregate notes receivable balance at December 31, 2015 was $49.6 million. In accordance with the terms of this note, SAC Holdings may prepay the note without penalty or premium at any time. The scheduled maturity of this note is 2017.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $21.5 million, expenses of $2.0 million and cash flows of $77.8 million during the first nine months of fiscal 2016. Revenues and commission expenses related to the Dealer Agreements were $202.8 million and $43.7 million, respectively during the first nine months of fiscal 2016.

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

With respect to our storage business, we have added new locations and expanded at existing locations. For the remainder of fiscal 2016, we are actively looking to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box program throughout the remainder of fiscal 2016.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease.  We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at December 31, 2015:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$206,666		$(14,804)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
4,751	(a)	(21)	3/30/2009	3/30/2016	2.24%	1 Month LIBOR
5,600	(a)	(101)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
10,625	(a)	(289)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
21,167	(a)	(354)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
8,550	(a)	(125)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
9,719	(b)	(58)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
12,083		(19)	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
22,500		175	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of December 31, 2015, we had $651.8 million of variable rate debt obligations and $9.7 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $3.6 million annually (after consideration of the effect of the above derivative contracts).

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.7% and 5.5% of our revenue was generated in Canada during the first nine months of fiscal 2016 and 2015, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements may include, but are not limited to, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and pending litigation against us, the adequacy of our liquidity, our goals and strategies, plans for new business, our access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, projections of capital expenditures and our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our liquidity and capital resources, including the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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
4.1

Series UIC-11E,12E, 13E, 14E, 15E, 16E, 17E, 18E, 19E, 20E, 21E, 22E, 23E, 24E, 25E, 26E, 27E, 28E, 29E, 30E  and 31E Twenty-Seventh Supplemental Indenture and Pledge and Security Agreement dated December 15, 2015, by and between AMERCO and U.S. Bank National Association, as trustee

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 15, 2015, file no. 1-11255
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

AMERCO

Date: February 3, 2016	/s/ Edward J. Shoen
Edward J. Shoen President and Chairman of the Board (Duly Authorized Officer)

Date: February 3, 2016	/s/ Jason A. Berg
Jason A. Berg Chief Accounting Officer (Principal Financial Officer)