Form 10-K
period 2016-03-31
AMERCO /NV/
filed 2016-05-25
CIK 4457

United States Securities and exchange commission

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]Annual Report Pursuant to Section 13 or 15(d) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2016

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

Large accelerated filer [X]   Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2015 was $2,392,872,853. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at May 20, 2016.

Documents incorporated by reference: portions of AMERCO’s definitive proxy statement for the 2016 annual meeting of stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2016, are incorporated by reference into Part III of this report.

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

We rent our distinctive orange and white U-Haul trucks and trailers as well as offer self-storage rooms through a network of approximately 1,700 Company operated retail moving stores and approximately 19,500 independent U-Haul dealers. We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our uhaul.com and eMove® web sites.

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

Through Repwest Insurance Company (“Repwest”) and ARCOA Risk Retention Group ("ARCOA"), our property and casualty insurance subsidiaries, we manage the property, liability and related insurance claims processing for U-Haul. Oxford Life Insurance Company (“Oxford”), our life insurance subsidiary, sells life insurance, Medicare supplement insurance, annuities and other related products to the senior market.

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

As of March 31, 2016, our rental fleet consisted of approximately 139,000 trucks, 108,000 trailers and 38,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving stores and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul rentals.

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

U-Haul has one of North America’s largest propane refilling networks, with over 1,100 locations providing this convenient service. We employ trained, certified personnel to refill propane cylinders and alternative fuel vehicles. Our network of propane dispensing locations is one of the largest automobile alternative refueling networks in North America.

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. As of March 31, 2016, we operate nearly 1,360 self-storage locations in North America, with over 536,000 rentable rooms comprising 47.9 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our U-Box® program.  A U-Box portable moving and storage unit is delivered to a location of our customer’s choosing either by the customers themselves through the use of a U-Box trailer, with the assistance of a Moving Helper or by Company personnel. Once the U-Box portable moving and storage unit is filled, it can be stored at the customer’s location, or taken to one of our Company operated locations, a participating independent dealer, or moved to a location of the customer’s choice.

Additionally, we offer moving and storage protection packages such as Safemove and Safetow. These programs provide moving and towing customers with a damage waiver, cargo protection and medical and life insurance coverage. Safestor provides protection for storage customers from loss on their goods in storage. Safestor Mobile provides protection for customers stored belongings when using our U-Box portable and moving storage units. For our customers who desire additional coverage over and above the standard Safemove protection, we also offer our Safemove Plus product. This package provides the rental customer with a layer of primary liability protection.

We believe that through our web site, uhaul.com, we have aggregated the largest network of customers and independent businesses in the self-moving and self-storage industry. In particular, our Moving Helper program connects “do-it-yourself” movers with thousands of independent service providers across North America to assist our customers in packing, loading, unloading, cleaning, driving and performing other services.

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

Net revenue from Moving and Storage was approximately 91.0%, 91.0% and 90.6% of consolidated net revenue in fiscal 2016, 2015 and 2014, respectively.

During fiscal 2016, the Company placed over 38,000 new trucks in service. These additions and replacements to the fleet were a combination of U-Haul manufactured vehicles and purchases. Typically as new trucks are added to the fleet the Company removes older trucks from the fleet. The total number of rental trucks in the fleet increased during fiscal 2016 as the pace of new additions was greater than those trucks removed for retirement and sale.

Within our truck and trailer rental operation we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul maximizes vehicle utilization by managing distribution of the truck and trailer fleets among the approximately 1,700 Company operated stores and approximately 19,500 independent dealers. Utilizing its proprietary reservations management system, the Company’s centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Approximately 53% of all U-Move rental revenue originates from the Company operated centers.

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

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates over 536,000 storage rooms, comprising 47.9 million square feet of storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s owned and managed self-storage facility locations range in size up to 172,000 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

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

Moving Help and U-Haul Storage Affiliates on uhaul.com are online marketplaces that connect consumers to independent Moving Help™ service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated Moving Help and affiliates provide pack and load help, cleaning help, self-storage and similar services all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) provides loss adjusting and claims handling for U-Haul through regional offices across North America. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Safemove Plus, Safestore Mobile and Safestor protection packages to U-Haul customers. We attempt to price our products to be a good value to our customers. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Net revenue from Property and Casualty Insurance was approximately 2.0%, 1.9% and 1.8% of consolidated net revenue in fiscal 2016, 2015 and 2014, respectively.

Life Insurance Operating Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from Life Insurance was approximately 7.0%, 7.1% and 7.6% of consolidated net revenue in fiscal 2016, 2015 and 2014, respectively.

Employees

As of March 31, 2016, we employed nearly 26,400 people throughout North America with approximately 98% of these employees working within Moving and Storage and approximately 55% of these employees working on a part-time basis.

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

Our marketing plan focuses on maintaining our leadership position in the “do-it-yourself” moving and storage industry by continually improving the ease of use and economy of our rental equipment, by providing added convenience to our retail centers, through independent U-Haul dealers, and by expanding the capabilities of our U-Haul web sites.

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

We are highly leveraged.

As of March 31, 2016, we had total debt outstanding of $2,688.8 million and total undiscounted operating lease commitments of $157.0 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways among other considerations:

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

Consumer and commercial spending is generally affected by the health of the economy, which places some of the factors affecting the success of our business beyond our control. Our businesses, although not as traditionally cyclical as some, could experience significant downturns in connection with or in anticipation of, declines, or sustained lack of recovery, in general economic conditions. In times of declining consumer spending we may be driven, along with our competitors, to reduce pricing which would have a negative impact on gross profit.  We cannot predict if another downturn, or sustained lack of recovery, in the economy will occur, which could result in reduced revenues and working capital.

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

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Our rental truck fleet rotation program is funded internally through operations and externally from debt and lease financing. Our ability to fund our routine fleet rotation program could be adversely affected if financial market conditions limit the general availability of external financing. This could lead us to operate trucks longer than initially planned and/or reduce the size of the fleet, either of which could materially and negatively affect our results of operations.

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

A substantial amount of our shares is owned by a small contingent of stockholders.

Willow Grove Holdings LP, James P. Shoen, David L. Holmes as trustee, Rosemarie T. Donovan as trustee, Mark V. Shoen and Edward J. Shoen, directly and through controlled entities as applicable (collectively, the “Reporting Persons”) are parties to a stockholder agreement (the “Stockholder Agreement”) in which the Reporting Persons have agreed to vote their collective 10,898,124 shares (approximately 55.6%) of AMERCO common stock as one group, as provided in the Stockholder Agreement.  Pursuant to the Stockholder Agreement, all such 10,898,124 shares are required to be voted at the direction of a majority in interest of the Reporting Persons.  For additional information, refer to the Schedule 13Ds filed on July 13, 2006, March 9, 2007, June 26, 2009, May 1, 2013, December 17, 2015 and on February 12, 2016 with the SEC.

In December 2015, each of James P. Shoen, Rosemarie Donovan as trustee, and David L. Holmes as trustee provided written notice that they intend to withdraw their shares, constituting a total of 2,538,622 shares, from the Stockholder Agreement on June 30, 2016. James P. Shoen, Rosemarie T. Donovan and David L. Holmes shall remain subject to the Stockholder Agreement until the effective date of such withdrawal, which is expected to occur before our next annual meeting of stockholders. The withdrawal of such shares from the Stockholder Agreement will result in us no longer being a “controlled company” pursuant to the Nasdaq listing rules as of July 1, 2016. However, Willow Grove Holdings, LP, directly and through controlled entities, owns 8,307,584 shares of AMERCO common stock, and together with Edward J. Shoen and Mark V. Shoen, owns 8,359,502 shares (approximately 42.6%) of AMERCO common stock.  Accordingly, Edward J. Shoen and Mark V. Shoen, brothers, are in a position to significantly influence our business and policies, including the approval of certain significant transactions, the election of the members of our Board of Directors and other matters submitted to our stockholders. There can be no assurance that their interests will not conflict with the interests of our other stockholders.

In addition, 1,232,753 shares (approximately 6.3%) of AMERCO common stock is owned under our Employee Stock Ownership Plan (“ESOP”).  Each ESOP participant is entitled to vote the shares allocated to himself or herself in their discretion.  In the event an ESOP participant does not vote his or her shares, such shares shall be voted by the ESOP trustee, in the ESOP trustee’s discretion.

We bear certain risks related to our notes receivable from SAC Holding.

At March 31, 2016, we held a $49.3 million note receivable from SAC Holding, which consists of a junior unsecured note. This entity is highly leveraged with significant indebtedness to others. If SAC Holding is unable to meet its obligations to its senior lenders, it could trigger a default of its obligation to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral of SAC Holding is inadequate to repay its senior lenders and our junior unsecured note. We cannot assure you that SAC Holding will not default on its loans to their senior lenders or that the value of its assets upon liquidation would be sufficient to repay us in full.

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

Our truck and trailer rental business is subject to regulation by various federal, state and foreign governmental entities. Specifically, the U.S. Department of Transportation and various state, federal and Canadian agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. In addition, our storage business is also subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. The failure to adhere to these laws and regulations may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowings. Compliance with changing regulations could substantially impair real property and equipment productivity and increase our costs. In addition, the Federal government may institute some regulation that limits carbon emissions by setting a maximum amount of carbon entities can emit without penalty. This would likely affect everyone who uses fossil fuels and would disproportionately affect users in the highway transportation industries. While there are too many variables at this time to assess the impact of the various proposed federal and state regulations that could affect carbon emissions, many experts believe these proposed rules could significantly affect the way companies operate in their industries.

Our operations can be limited by land-use regulations.  Zoning choices enacted by individual municipalities across North America may limit our ability to serve certain markets with our products and services.

Our insurance companies are heavily regulated by state insurance departments and the NAIC. These insurance regulations are primarily in place to protect the interests of our policyholders and not our investors. Changes in these laws and regulations could increase our costs, inhibit new sales, or limit our ability to implement rate increases.

A significant portion of our revenues are generated through third-parties.

Our business plan relies upon a network of independent dealers strategically placed throughout North America.  As of March 31, 2016 we had approximately 19,500 independent equipment rental dealers.  In fiscal 2016, approximately 47% of our equipment rental revenues were generated through this network.

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

We use reinsurance and derivative contracts to mitigate our risk of loss in various circumstances; primarily at Repwest and for Moving and Storage. These agreements do not release us from our primary obligations and therefore we remain ultimately responsible for these potential costs. We cannot provide assurance that these reinsurers or counterparties will fulfill their obligations. Their inability or unwillingness to make payments to us under the terms of the contracts may have a material adverse effect on our financial condition and results of operations.

At December 31, 2015, Repwest reported $1.7 million of reinsurance recoverables, net of allowances and $107.3 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $60.5 million.

Item 1B. Unresolved Staff Comments

To our knowledge, we have no unresolved staff comments as of March 31, 2016.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate approximately 1,700 U-Haul retail centers of which approximately 480 are managed for other owners, and 11 manufacturing and assembly facilities. We also operate over 130 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of Moving and Storage.

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

On March 11, 2015, the Court denied U-Haul’s Renewed Motion for Directed Verdict, For Judgment as a Matter of Law, Or in the Alternative, Motion for a New Trial. Also on March 11, 2015, the Court entered Judgment on the jury verdict in favor of PEI and against U-Haul in the amount of $60.7 million. This was recorded as an accrual in our financial statements.

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

On August 24, 2015, the trial court entered two orders resolving the parties' post-trial motions.  In short, U-Haul’s efforts at setting aside the judgment, getting a new trial or reducing the amount of the jury award were denied, PEI’s motions to enhance (i.e., double) the jury award and receive an award for attorneys’ fees were denied, but the Court entered a permanent injunction, and awarded PEI $4.9 million in pre-judgment interest, $82,727 in costs, and post-judgment interest at the rate of 0.25%, beginning March 11, 2015, computed daily and compounded annually. This was recorded as an accrual of $5.0 million in our financial statements during fiscal 2016.

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

On September 23, 2015, the Eleventh Circuit Court of Appeals granted the parties’ joint motion for an extension of time for filing their respective briefs on appeal.  U-Haul’s initial brief was due on December 17, 2015, PEI’s response brief was due on March 16, 2016, and U-Haul’s reply was due on April 29, 2016.

On September 24, 2015, the Eleventh Circuit Court of Appeals issued a Notice setting a telephonic mediation for November 16, 2015, beginning at 2:00 p.m., Eastern Time. The mediation was unsuccessful.

U-Haul filed its opening brief on appeal with the Eleventh Circuit Court of Appeals on December 17, 2015. PEI filed its response brief on March 16, 2016. U-Haul filed its reply brief on April 29, 2016.  U-Haul has requested oral argument, PEI did not oppose that request, and the Eleventh Circuit Court of Appeals has not yet acted on that request.

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

Part ii

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of May 2, 2016, there were approximately 2,900 holders of record of our common stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings. AMERCO’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “UHAL”.

The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	Years Ended March 31,
	2016		2015
	High	Low	High	Low
First quarter	$338.41	$318.55	$297.08	$224.71
Second quarter	414.13	321.47	294.45	255.97
Third quarter	436.89	375.00	291.54	231.53
Fourth quarter	389.00	305.66	335.00	266.26

Dividends

AMERCO does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 15, 2016	$1.00	April 5, 2016	April 21, 2016
August 28, 2015	3.00	September 16, 2015	October 2, 2015
June 4, 2015	1.00	June 19, 2015	July 1, 2015
February 4, 2015	1.00	March 6, 2015	March 17, 2015
December 4, 2013	1.00	January 10, 2014	February 14, 2014

See Note 20, Statutory Financial Information of Insurance Subsidiaries of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock for the period March 31, 2011 through March 31, 2016 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2011 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on NASDAQ on March 31, 2012, 2013, 2014, 2015 and 2016.

Fiscal years ended March 31:	2011	2012	2013	2014	2015	2016

AMERCO	$100	$110	$189	$254	$363	$396
Dow Jones US Total Market	100	107	118	134	144	144
Dow Jones US Transportation Average	100	99	118	143	165	150

Item 6.Selected Financial Data

The following selected financial data should be read in conjunction with the MD&A, and the Consolidated Financial Statements and related notes in this Annual Report.

Listed below is selected financial data for AMERCO and consolidated subsidiaries for each of the last five years:

	Years Ended March 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$2,297,980	$2,146,391	$1,955,423	$1,767,520	$1,678,256
Self-storage revenues	247,944	211,136	181,794	152,660	134,376
Self-moving and self-storage products and service sales	251,541	244,177	234,187	221,117	213,854
Property management fees	26,533	25,341	24,493	24,378	23,266
Life insurance premiums	162,662	156,103	157,919	178,115	277,562
Property and casualty insurance premiums	50,020	46,456	41,052	34,342	32,631
Net investment and interest income	86,805	84,728	79,591	82,903	73,552
Other revenue	152,171	160,199	160,793	97,552	78,530
Total revenues	3,275,656	3,074,531	2,835,252	2,558,587	2,512,027

Operating expenses	1,470,047	1,479,409	1,313,674	1,193,934	1,115,126
Commission expenses	262,627	249,642	227,332	204,758	190,254
Cost of sales	144,990	146,072	127,270	107,216	116,542
Benefits and losses	167,436	158,760	156,702	180,676	320,191
Amortization of deferred policy acquisition costs	23,272	19,661	19,982	17,376	13,791
Lease expense	49,780	79,798	100,466	117,448	131,215
Depreciation, net of (gains) losses on disposals (b)	290,690	278,165	259,612	237,996	208,901
Total costs and expenses	2,408,842	2,411,507	2,205,038	2,059,404	2,096,020

Earnings from operations	866,814	663,024	630,214	499,183	416,007
Interest expense	(97,903)	(97,525)	(92,692)	(90,696)	(90,371)
Fees and amortization on early extinguishment of debt	–	(4,081)	–	–	–
Pretax earnings	768,911	561,418	537,522	408,487	325,636
Income tax expense	(279,910)	(204,677)	(195,131)	(143,779)	(120,269)
Net earnings	489,001	356,741	342,391	264,708	205,367
Less: Excess of redemption value over carrying value of preferred shares redeemed	–	–	–	–	(5,908)
Less: Preferred stock dividends (a)	–	–	–	–	(2,913)
Earnings available to common shareholders	$489,001	$356,741	$342,391	$264,708	$196,546
Basic and diluted earnings per common share	$24.95	$18.21	$17.51	$13.56	$10.09
Weighted average common shares outstanding: Basic and diluted	19,596,110	19,586,633	19,558,758	19,518,779	19,476,187
Cash dividends declared and accrued Preferred stock (a)	$–	$–	$–	$–	$2,913
Cash dividends declared and accrued Common stock	97,960	19,594	19,568	97,421	–

Balance Sheet Data:
Property, plant and equipment, net	$5,017,511	$4,107,637	$3,409,211	$2,755,054	$2,372,365
Total assets	8,150,725	6,872,175	5,998,978	5,306,601	4,654,051
Notes, loans and leases payable	2,688,758	2,190,869	1,942,359	1,661,845	1,486,211
Stockholders' equity	2,251,406	1,884,359	1,527,368	1,229,259	1,035,820

(a) Fiscal 2012 reflects the elimination of $0.3 million paid to affiliates.
(b) (Gains) losses were ($98.7) million, ($74.6) million, ($33.6) million, ($22.5) million and ($20.9) million for fiscal 2016, 2015, 2014, 2013 and 2012, respectively.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2016 compared with fiscal 2015, and for fiscal 2015 compared with fiscal 2014 which are followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for fiscal 2017.

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

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2015, 2014 and 2013 correspond to fiscal 2016, 2015 and 2014 for AMERCO.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and portable moving and storage units and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage rooms and portable moving and storage units available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our eMove capabilities.

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

uhaul.com is an online marketplace that connects consumers to our operations as well as independent Moving Help® service providers and thousands of independent Self-Storage Affiliates. Our network of customer rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services, all over North America. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Following is a detailed description of the accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments. These estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions; such differences may be material.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in fiscal 2016, 2015 and 2014, respectively.

Income Taxes

AMERCO files a consolidated tax return with all of its legal subsidiaries.

Our tax returns are periodically reviewed by various taxing authorities. The final outcome of these audits may cause changes that could materially impact our financial results. Please see Note 13, Provision for Taxes for more information.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance is effective for interim periods and annual period beginning after December 15, 2017. Early adoption is not permitted, except for certain provisions relating to financial liabilities. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases - (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for interim periods and annual period beginning after December 15, 2018; however early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements. For the last nine years, we have reported a discounted estimate of the off-balance sheet lease obligations in our MD&A.

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

AMERCO and Consolidated Subsidiaries

Fiscal 2016 Compared with Fiscal 2015

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2016 and fiscal 2015:

	Year Ended March 31,
	2016	2015
	(In thousands)
Self-moving equipment rentals	$2,297,980	$2,146,391
Self-storage revenues	247,944	211,136
Self-moving and self-storage products and service sales	251,541	244,177
Property management fees	26,533	25,341
Life insurance premiums	162,662	156,103
Property and casualty insurance premiums	50,020	46,456
Net investment and interest income	86,805	84,728
Other revenue	152,171	160,199
Consolidated revenue	$3,275,656	$3,074,531

Self-moving equipment rental revenues increased $151.6 million during fiscal 2016, compared with the fiscal 2015.  We continue to focus on enhancing our convenience to our customers by expanding our retail distribution system and growing our rental equipment fleet.  During fiscal 2016, we added both independent dealers and Company-owned locations further extending our network reach.  Our truck, trailer and towing device fleets experienced net additions during fiscal 2016.  These activities, combined with operational improvements resulted in increases in both our one-way and In-Town rental transactions compared with last year.  Revenue increased primarily from these transaction gains.

Self-storage revenues increased $36.8 million during fiscal 2016, compared with fiscal 2015.  The average monthly amount of occupied square feet increased by 13.8% during fiscal 2016 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. During fiscal 2016, we added approximately 3.6 million net rentable square feet or a 17.9% increase, with approximately 0.8 million of that coming during the fourth quarter.

Sales of self-moving and self-storage products and services increased $7.4 million during fiscal 2016, compared with fiscal 2015. Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Life insurance premiums increased $6.6 million during fiscal 2016, compared with fiscal 2015 due primarily to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $3.6 million during fiscal 2016, compared with fiscal 2015 due to an increase in Safestor and Safetow sales, which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $2.1 million during fiscal 2016, compared with fiscal 2015, due to a larger invested asset base at our insurance companies.  This was partially offset by decreased interest income at Moving and Storage resulting from reduced note balances due from SAC Holding and Private Mini Storage Realty (“Private Mini”).

Other revenue decreased $8.0 million during fiscal 2016, compared with fiscal 2015 caused primarily by lower U-BoxTM program rentals.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $3,275.7 million for fiscal 2016 as compared with $3,074.5 million for fiscal 2015.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2016 and 2015. The insurance companies’ years ended December 31, 2015 and 2014.

	Year Ended March 31,
	2016	2015
	(In thousands)
Moving and storage
Revenues	$2,984,504	$2,800,438
Earnings from operations before equity in earnings of subsidiaries	813,124	610,430
Property and casualty insurance
Revenues	64,803	59,275
Earnings from operations	24,547	23,477
Life insurance
Revenues	231,220	219,656
Earnings from operations	29,773	29,755
Eliminations
Revenues	(4,871)	(4,838)
Earnings from operations before equity in earnings of subsidiaries	(630)	(638)
Consolidated Results
Revenues	3,275,656	3,074,531
Earnings from operations	866,814	663,024

Total costs and expenses decreased $2.7 million during fiscal 2016, compared with fiscal 2015.  Total costs at Moving and Storage decreased $18.6 million. The largest component of the decrease was related to our accruals for expenses associated with the PEI litigation which were $5.0 million and $60.7 million for fiscal 2016 and 2015, respectively. Personnel and overhead cost increases were partially offset by decreased direct operating costs associated with the U-Box program. Depreciation expense increased $36.6 million; however, gains from the disposal of property, plant and equipment increased $24.1 million. This resulted in a net increase of $12.5 million in depreciation expense, net. We have increased the number of trucks sold compared with the same period last year and the resale market for these trucks remained relatively strong.  Lease expense decreased $30.0 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.  Total costs and expenses in the insurance segments increased $15.9 million primarily due to expenses associated with additional new business written.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $866.8 million for fiscal 2016, compared with $663.0 million for fiscal 2015.

Interest expense for fiscal 2016 was $97.9 million, compared with $97.5 million for fiscal 2015 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

Income tax expense was $279.9 million for fiscal 2016, compared with $204.7 million for fiscal 2015. The increase was due to higher pretax earnings for fiscal 2016. The effective tax rate was 36.4% and 36.5% for fiscal 2016 and 2015, respectively.

As a result of the above mentioned items, earnings available to common shareholders were $489.0 million for fiscal 2016, compared with $356.7 million for fiscal 2015.

Basic and diluted earnings per common share for fiscal 2016 were $24.95, compared with $18.21 for fiscal 2015.

The weighted average common shares outstanding basic and diluted were 19,596,110 for fiscal 2016, compared with 19,586,633 for fiscal 2015.

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

Self-moving equipment rental revenues increased $191.0 million for fiscal 2015, compared with fiscal 2014.  During fiscal 2015, we continued to broaden our retail distribution network through the expansion of our independent dealer network combined with the acquisition and development of new Company owned and operated locations.  Our rental equipment fleet expanded as we increased the number of trucks, trailers and towing devices available for customer use.  These initiatives, in tandem with our continued focus improving the rental process through the use of technology resulted in our ability to facilitate the increase in both our In-Town and one-way rental transactions.  These additional transactions account for the majority of the improvement in revenues during fiscal 2015.

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

Net investment and interest income increased $5.1 million for fiscal 2015, compared with fiscal 2014.  Increases at our Life Insurance and Property and Casualty Insurance segments were due to a larger invested asset base along with realized gains.  Conversely, interest income from Moving and Storage has decreased since SAC Holding and Private Mini repaid a combined $29.1 million of their junior note debt due to the Company in October 2014.

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

Moving and Storage

Fiscal 2016 Compared with Fiscal 2015

Listed below are revenues for the major product lines at Moving and Storage for fiscal 2016 and fiscal 2015:

	Year Ended March 31,
	2016	2015
	(In thousands)
Self-moving equipment rentals	$2,301,586	$2,149,986
Self-storage revenues	247,944	211,136
Self-moving and self-storage products and service sales	251,541	244,177
Property management fees	26,533	25,341
Net investment and interest income	8,801	13,644
Other revenue	148,099	156,154
Moving and Storage revenue	$2,984,504	$2,800,438

Self-moving equipment rental revenues increased $151.6 million during fiscal 2016, compared with fiscal 2015.  We continue to focus on enhancing our convenience to our customers by expanding our retail distribution system and growing our rental equipment fleet.  During fiscal 2016, we added both independent dealers and Company-owned locations further extending our network reach.  Our truck, trailer and towing device fleets experienced net additions during fiscal 2016.  These activities, combined with operational improvements resulted in increases in both our one-way and In-Town rental transactions compared with last year.  Revenue increased primarily from these transaction gains.

Self-storage revenues increased $36.8 million during fiscal 2016, compared with fiscal 2015. The average monthly amount of occupied square feet increased by 13.8% during fiscal 2016 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. During fiscal 2016, we added approximately 3.6 million net rentable square feet or a 17.9% increase, with approximately 0.8 million of that coming during the fourth quarter.

Sales of self-moving and self-storage products and services increased $7.4 million during fiscal 2016, compared with fiscal 2015.  Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Net investment and interest income decreased $4.8 million during fiscal 2016, compared with fiscal 2015. Reduced note balances due from SAC Holding and Private Mini resulted in decreased interest income.

Other revenue decreased $8.1 million during fiscal 2016, compared with fiscal 2015 caused primarily by lower U-BoxTM program rentals.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2016	2015
	(In thousands, except occupancy rate)
Room count as of March 31	275	232
Square footage as of March 31	23,951	20,318
Average monthly number of rooms occupied	203	180
Average monthly occupancy rate based on room count	80.1%	81.7%
Average monthly square footage occupied	18,231	16,021

Total costs and expenses decreased $18.6 million for fiscal 2016 as compared with fiscal 2015. The largest component of the decrease was related to our accruals for expenses associated with the PEI litigation which were $5.0 million and $60.7 million for fiscal 2016 and 2015, respectively. Personnel and overhead cost increases were partially offset by decreased direct operating costs associated with the U-Box program. Depreciation expense increased $36.6 million; however, gains from the disposal of property, plant and equipment increased $24.1 million. This resulted in a net increase of $12.5 million in depreciation expense, net. We have increased the number of trucks sold compared with the same period last year and the resale market for these trucks remained relatively strong.  Lease expense decreased $30.0 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries increased to $813.1 million for fiscal 2016 as compared with $610.4 million for fiscal 2015.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $0.7 million for fiscal 2016, compared with fiscal 2015.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $848.6 million for fiscal 2016, compared with $645.2 million for fiscal 2015.

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

Sales of self-moving and self-storage products and services increased $10.0 million for fiscal 2015, compared with fiscal 2014.  We earned increases from the sale of moving supplies, towing accessories and installations.

Net investment and interest income decreased $1.6 million for fiscal 2015, compared with fiscal 2014.  SAC Holding and Private Mini repaid a combined $29.1 million of their junior note debt due to the Company in October 2014 resulting in reduced interest income earned by the Company.

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

Property and Casualty Insurance

2015 Compared with 2014

Net premiums were $50.0 million and $46.5 million for the years ended December 31, 2015 and 2014, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium growth corresponded with the increased moving and storage transactions at U-Haul.

Net investment income was $14.8 million and $12.8 million for the years ended December 31, 2015 and 2014, respectively. The increase came from the real estate and fixed maturity portfolios that both grew in size compared to 2014.

Net operating expenses were $28.0 million and $24.8 million for the years ended December 31, 2015 and 2014, respectively. The increase was due largely to additional commission expenses and higher loss adjusting expenses.

Benefits and losses incurred were $12.3 million and $11.0 million for the years ended December 31, 2015 and 2014, respectively. The increase was due to claims activity coming from additional new business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $24.5 million and $23.5 million for the years ended December 31, 2015 and 2014, respectively.

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

Life Insurance

2015 Compared with 2014

Net premiums were $162.7 million and $156.1 million for the years ended December 31, 2015 and 2014, respectively.  Medicare supplement premiums increased $5.8 million from new sales offset by a reduction in renewal premiums due to reduction in the in force business on older blocks. Medicare supplement first year premiums were $16.9 million, an increase of $7.5 million over prior year. Life premiums increased by $0.8 million primarily as a result of final expense renewals. Annuity deposits, which are accounted for on the balance sheet as deposits rather than premiums, increased $195.8 million over prior year. Included in the deposit increase is a $30.0 million deposit relating to a funding agreement with Federal Home Loan Bank system (“FHLB”).

Net investment income was $64.0 million and $59.1 million for the years ended December 31, 2015 and 2014, respectively. Investment income increased $4.3 million due to a larger invested asset base while $0.7 million came from realized gains from sales of investments.

Net operating expenses were $23.0 million and $22.5 million for the years ended December 31, 2015 and 2014, respectively. The moderate increase was primarily due to the increased administrative expenses supporting new sales.

Benefits and losses incurred were $155.1 million and $147.8 million for the years ended December 31, 2015 and 2014, respectively. Medicare supplement benefits increased by $4.6 million primarily as a result of the increase in incurred benefits from new sales partially offset by a decrease in Medicare supplement active life reserve from the change in reserve valuation basis. Life insurance benefits increased $2.5 million due to higher mortality exposure while other benefits decreased $1.0 million.  Interest credited to policyholders increased $1.2 million reflecting the increase in annuity deposits.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $23.3 million and $19.7 million for the years ended December 31, 2015 and 2014, respectively. The increase over prior year was a result of an increased amortization on annuity and Medicare Supplement DAC due to the increased DAC asset base. This was partially offset by the decrease in life amortization due to a prior year DAC balance write off on older blocks.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $29.8 million for both years ended December 31, 2015 and 2014.

Life Insurance

2014 Compared with 2013

Net premiums were $156.1 million and $157.9 million for the years ended December 31, 2014 and 2013, respectively. Medicare supplement premiums decreased by $2.4 million due to a reduction in the in force business offset by new sales. Medicare Supplement first year premiums were $9.4 million, or a $6.4 million increase above prior year.  Other product lines experienced a $0.6 million increase.  Annuity deposits, which are accounted for on our balance sheet as deposits rather than premiums, decreased by $16.9 million compared with the prior year.

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

At March 31, 2016, cash and cash equivalents totaled $600.6 million, compared with $441.9 million on March 31, 2015. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2016 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$585,666	$14,049	$931
Other financial assets	143,904	410,387	1,542,629
Debt obligations	2,688,758	–	–

(a) As of December 31, 2015

At March 31, 2016, Moving and Storage had available borrowing capacity under existing credit facilities of $48.0 million.

A summary of our consolidated cash flows for fiscal 2016, 2015 and 2014 is shown in the table below:

	Years Ended March 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$1,041,063	$759,099	$733,966
Net cash used by investing activities	(1,273,399)	(755,261)	(846,631)
Net cash provided (used) by financing activities	406,872	(46,338)	144,210
Effects of exchange rate on cash	(15,740)	(10,762)	(177)
Net cash flow	158,796	(53,262)	31,368
Cash at the beginning of the period	441,850	495,112	463,744
Cash at the end of the period	$600,646	$441,850	$495,112

Net cash provided by operating activities increased $282.0 million in fiscal 2016, compared with fiscal 2015, primarily due to an improvement in earnings, lower federal income tax payments, combined with $56.8 million of note and interest repayments from Private Mini.

Net cash used in investing activities increased $518.1 million in fiscal 2016, compared with fiscal 2015. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, increased $467.2 million. Cash from the sales of property, plant and equipment increased $127.6 million largely due to an increase in fleet sales. Life Insurance had an increase in net cash used for investing of $186.9 million due to additional investment purchases.

Net cash provided by financing activities increased $453.2 million in fiscal 2016, as compared with fiscal 2015 due to an increase in borrowings of $198.4 million, net decrease in repayments of debt and capital leases of $117.8 million, an increase in annuity deposits, net of withdrawals, by Life Insurance of $194.4 million and an increase in dividends paid of $58.8 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2017 the Company will reinvest in its truck and trailer rental fleet approximately $600 million, net of equipment sales and excluding any lease buyouts. For fiscal 2016, the Company invested, net of sales, approximately $365 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2017 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2017 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through construction loans and internally generated funds. For fiscal 2016, the Company invested $592.4 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2017, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $969.9 million, $630.3 million and $730.2 million for fiscal 2016, 2015 and 2014, respectively. The components of our net capital expenditures are provided in the following table:

	Years Ended March 31,
	2016	2015	2014
	(In thousands)
Purchases of rental equipment	$881,331	$898,420	$782,463
Equipment lease buyouts	81,718	40,448	36,552
Purchases of real estate, construction and renovations	592,363	368,257	315,160
Other capital expenditures	90,788	41,761	62,976
Gross capital expenditures	1,646,200	1,348,886	1,197,151
Less: Lease proceeds	(137,046)	(306,955)	(196,908)
Less: Sales of property, plant and equipment	(539,256)	(411,629)	(270,053)
Net capital expenditures	969,898	630,302	730,190

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

Our Property and Casualty operating segment stockholder’s equity was $160.6 million, $169.3 million, and $146.8 million at December 31, 2015, 2014, and 2013, respectively. The decrease in 2015 compared with 2014 resulted from net earnings of $16.2 million, a decrease in accumulated other comprehensive income of $5.3 million and a non-cash dividend paid to AMERCO of $19.6 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance's net deposit increase for the year ended December 31, 2015 was $245.3 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Our Life Insurance operating segment stockholder’s equity was $271.7 million, $274.2 million, and $226.7 million at December 31, 2015, 2014 and 2013, respectively. The decrease in 2015 compared with 2014 resulted from earnings of $19.4 million and a decrease in accumulated other comprehensive income of $21.9 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio. However, as of December 31, 2015, Oxford has outstanding deposits of $30.0 million through their membership in the FHLB.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $971.6 million, $700.3 million and $662.0 million in fiscal 2016, 2015 and 2014, respectively primarily due to an improvement in earnings, lower federal income tax payments, combined with $56.8 million of note and interest repayments from Private Mini.

Property and Casualty Insurance

Net cash provided by operating activities was $19.0 million, $16.6 million, and $23.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. The increases were consistent with typical claims activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $24.3 million, $18.7 million, and $35.5 million at December 31, 2015, 2014, and 2013, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities was $50.4 million, $42.3 million and $48.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in cash provided during the year ended December 31, 2015 was primarily due to the decrease in receivable for securities and an increase in short term current liabilities from cash overdrafts offset by the increase in paid commissions and administrative expenses exceeding premium and investment income revenue.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. At December 31, 2015, 2014 and 2013, cash and cash equivalents and short-term investments amounted to $25.5 million, $39.0 million and $39.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At March 31, 2016, we had available borrowing capacity under existing credit facilities of $48.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 9, Borrowings of the Notes to Consolidated Financial Statements.

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

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At March 31, 2016, we had $0.3 million of available-for-sale assets classified in Level 3.

The interest rate swaps held by us as hedges against interest rate risk for our variable rate debt are recorded at fair value. These values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate and are classified as Level 2.

Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2016:

		Payment due by Period (as of March 31, 2016)
Contractual Obligations	Total	04/01/16 - 03/31/17	04/01/17 - 03/31/19	04/01/19 - 03/31/21	Thereafter
	(In thousands)
Notes and loans payable - Principal	$1,668,933	$215,344	336,609	$156,920	$960,060
Notes and loans payable - Interest	566,309	72,402	113,627	92,069	288,211
Revolving credit agreements - Principal	347,000	–	57,000	178,887	111,113
Revolving credit agreements - Interest	24,268	6,300	11,560	5,755	653
Capital leases - Principal	672,825	138,463	252,909	236,212	45,241
Capital leases - Interest	50,275	17,712	23,805	7,904	854
Operating leases	179,844	36,622	61,064	34,685	47,473
Property and casualty obligations (a)	144,652	12,275	16,638	12,779	102,960
Life, health and annuity obligations (b)	2,925,140	219,492	397,441	364,409	1,943,798
Self insurance accruals (c)	384,921	108,008	160,212	63,384	53,317
Post retirement benefit liability	13,850	658	1,687	2,336	9,169
Total contractual obligations	$6,978,017	$827,276	$1,432,552	$1,155,340	$3,562,849

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

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.  The cash flows shown are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $1,383.7 million included in our consolidated balance sheet as of March 31, 2016. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

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

ASC 740 - Income Taxes liabilities and interest of $29.8 million is not included above due to uncertainty surrounding ultimate settlements, if any.

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed $22.3 million of residual values at March 31, 2016 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees was $55.5 million at March 31, 2016.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $27.1 million, $25.8 million and $25.8 million from the above mentioned entities during fiscal 2016, 2015 and 2014, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Willow Grove, which is owned by Mark V. Shoen (a significant shareholder), and various trusts associated with Edward J. Shoen and Mark V. Shoen. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by James P. Shoen (a significant shareholder), Mark V. Shoen and a trust benefitting the children and grandchild of Edward J. Shoen (our Chairman of the Board, President and a significant shareholder).

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.6 million for each of fiscal years 2016, 2015 and 2014, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased by us.

At March 31, 2016, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $54.7 million, $52.1 million and $49.9 million in commissions pursuant to such dealership contracts during fiscal 2016, 2015 and 2014, respectively.

During fiscal 2016, subsidiaries of ours held various junior unsecured notes of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $5.0 million, $5.9 million and $7.1 million and received cash interest payments of $4.6 million, $5.7 million and $17.2 million from SAC Holdings during fiscal 2016, 2015 and 2014, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2016 was $50.4 million and the aggregate notes receivable balance at March 31, 2016 was $49.3 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturities of these notes are 2017.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $28.1 million, expenses of $2.6 million and cash flows of $83.8 million during fiscal 2016. Revenues and commission expenses related to the Dealer Agreements were $254.7 million and $54.7 million, respectively during fiscal 2016.

Fiscal 2017 Outlook

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

With respect to our storage business, we have added new locations and expanded at existing locations. In fiscal 2017, we are actively looking to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box program throughout fiscal 2017.

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

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2014 and ending March 31, 2016. We believe that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with GAAP, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(In thousands, except for share and per share data)
Total revenues	$683,197	$744,751	$962,903	$884,805
Earnings from operations	106,736	157,902	311,068	291,108
Earnings available to common shareholders	52,568	81,769	183,379	171,285
Basic and diluted earnings per common share	$2.68	$4.17	$9.36	$8.74
Weighted average common shares outstanding: basic and diluted	19,593,071	19,599,352	19,597,717	19,596,129

	Quarter Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(In thousands, except for share and per share data)
Total revenues	$642,730	$706,355	$906,491	$818,955
Earnings from operations	34,837	133,152	275,836	219,199
Earnings available to common shareholders	9,480	66,540	156,247	124,474
Basic and diluted earnings per common share	$0.47	$3.40	$7.98	$6.36
Weighted average common shares outstanding: basic and diluted	19,594,530	19,590,555	19,584,194	19,577,802

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at March 31, 2016:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$204,166		$(13,322)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
5,450	(a)	(101)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
10,313	(a)	(328)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
20,542	(a)	(485)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
8,300	(a)	(181)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
9,338	(b)	(142)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
11,458		(142)	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
21,825		(144)	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of March 31, 2016, we had $770.0 million of variable rate debt obligations and $9.3 million of a variable rate operating lease. If the London Inter-Bank Offer Rate were to increase 100 basis points, the increase in interest expense on the variable rate debt and a variable rate operating lease would decrease future earnings and cash flows by $3.6 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.4%, 5.2% and 5.4% of our revenue was generated in Canada in fiscal 2016, 2015 and 2014, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Management assessed our internal control over financial reporting as of March 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2016. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO USA, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AMERCO

Reno, Nevada

We have audited AMERCO and consolidated subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2016 and our report dated May 25, 2016 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Phoenix, Arizona

May 25, 2016

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, in connection with its 2016 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the 2016 fiscal year.

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

Exhibits:

Exhibit Number	Description	Page or Method of Filing
3.1	Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on September 5, 2013, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on September 5, 2013, file no. 1-11255
4.1	Termination of Rights Agreement, dated as of March 5, 2008	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 11, 2008, file no. 1-11255
4.2	U-Haul Investors Club Base Indenture, dated February 12, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.3	Second Supplemental Indenture, dated February 17, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.4	Fourth Supplemental Indenture, dated March 15, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.5	Seventh Supplemental Indenture, dated March 29, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.6	Tenth Supplemental Indenture, dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.7	Eleventh Supplemental Indenture dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 31, 2011, file no. 1-11255
4.8	Twelfth Supplemental Indenture dated June 14, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.9	Fourteenth Supplemental Indenture dated July 20, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.10	Fifteenth Supplemental Indenture dated July 27, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.11	Sixteenth Supplemental Indenture dated August 31, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 28, 2011, file no. 1-11255
4.12	Seventeenth Supplemental Indenture dated November 8, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 18, 2012, file no. 1-11255

4.13	Eighteenth Supplemental Indenture dated January 7, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 26, 2012, file no. 1-11255
4.14	Nineteenth Supplemental Indenture dated May 14, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 15, 2012, file no. 1-11255
4.15	Eighth Supplemental Indenture, dated April 12, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 2012, file no. 1-11255
4.16	Twentieth Supplemental Indenture dated September 4, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 4, 2012, file no. 1-11255
4.17	Twenty-first Supplemental Indenture dated January 15, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 15, 2013, file no. 1-11255
4.18	Twenty-second Supplemental Indenture, dated May 28, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 30, 2013, file no. 1-11255
4.19	Twenty-third Supplemental Indenture, dated November 26, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on November 26, 2013, file no. 1-11255
4.20	Twenty-fourth Supplemental Indenture, dated April 22, 2014 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on April 22, 2014, file no. 1-11255
4.21	Twenty-fifth Supplemental Indenture, dated July 7, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on July 7, 2015, file no. 1-11255
4.22	Twenty-sixth Supplemental Indenture, dated September 29, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 29, 2015, file no. 1-11255
4.23	Twenty-seventh Supplemental Indenture, dated December 15, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on December 15, 2015, file no. 1-11255
10.1	U-Haul Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 1993, file no. 1-11255
10.2	ESOP Loan Credit Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.3	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.4	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.5	Amended Indemnification Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255

10.6	Indemnification Trust Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.7	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.8	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.9	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.10	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.11	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.12

Amended and Restated Credit Agreement, dated June 8, 2005, among Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and Merrill Lynch Commercial Finance Corp.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.13

Security Agreement dated June 8, 2005, by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Finance Corp.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.14	Guarantee, dated June 8, 2005, by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255
10.15

Promissory Note, dated June 8, 2005 by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc. and U-Haul International, Inc.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed June 14, 2005, file no. 1-11255

10.16

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

Incorporated by reference to AMERCO’s Current Report on Form 8-K filed August 23, 2006, file no. 1-11255
10.17	Amended and Restated Property Management Agreement among Six-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.18	Amended and Restated Property Management Agreement among Six-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.19	Amended and Restated Property Management Agreement among Six-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.20	Amended and Restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.21	Amended and Restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.22	Amended and Restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.23	Amended and Restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.24	Amended and Restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.25	Amended and Restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.26	Amended and Restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.27	Amended and Restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.28	Amended and Restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.29	Amended and Restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.30

2010-1 BOX TRUCK BASE INDENTURE, dated as of October 1, 2010, among 2010 U-HAUL S FLEET, LLC, 2010 TM-1, LLC, 2010 DC-1, LLC, and 2010 TT-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee.

Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.31	Schedule I to 2010-1 Base Indenture – Definitions List	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.32

SERIES 2010-1 SUPPLEMENT, dated as of October 1, 2010, among 2010 U-HAUL S FLEET, LLC, 2010 TM-1, LLC, 2010 DC-1, LLC, and 2010 TT-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee.

Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.33	Pledge and Security Agreement, dated February 17, 2011, by and among AMERCO, U-Haul Leasing and Sales Co. and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
10.34	Amended and Restated Property Management Agreement among Eighteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.35	Amended and Restated Property Management Agreement among Twenty SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.36	Amended and Restated Property Management Agreement among Twenty-One SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.37	Amended and Restated Property Management Agreement among Twenty-Two SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.38	Amended and Restated Property Management Agreement among Twenty-Three SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.39	Amended and Restated Property Management Agreement among Twenty-Four SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.40	Amended and Restated Property Management Agreement among Twenty-Five SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.41	Amended and Restated Property Management Agreement among Twenty-Six SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.42	Amended and Restated Property Management Agreement among Twenty-Seven SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.43	Amended and Restated Property Management Agreement among Three-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.44	Amended and Restated Property Management Agreement among Three-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.45	Amended and Restated Property Management Agreement among Three-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.46	Amended and Restated Property Management Agreement among Three-D SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.47	Amended and Restated Property Management Agreement among Galaxy Storage One, LP and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.48	U-Haul Dealership Contract Addendum	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.49

Stockholder Agreement dated February 1, 2016, between Edward J. Shoen, Mark V. Shoen, Blackwater Investments, Inc., SAC Holdings Corporation, Willow Grove Holdings LP, Foster Road LLC, James P. Shoen,  Rosmarie T. Donovan, as Trustee, and David Holmes, as Trustee

Incorporated by reference to Exhibit 99.1, filed with the Schedule 13-D, filed on February 12, 2016, file number 5-39669

10.50	Amendment to the Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q, for the year ended December 31, 2012, file no. 1-11255
10.51

Loan Agreement, dated as of August 12, 2015 among U-Haul Co of Florida 8, LLC, U-Haulo Co. of Florida 9, LLC, U-Haul Co. of Florida 10, UHIL 8, LLC, UHIL 9, LLC, UHIL 10, LLC, UHIL 13, LLC, AREC 8, LLC, AREC 9, LLC, AREC 10, LLC and AREC 13, LLC, each a Delaware limitied liability company, collectively as Borrower, and Morgan Stanley Bank, N.A. and JP Morgan Chage Bank, National Association, collectively as Lender

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 24, 2015, file no. 1-11255
10.52	Property Management Agreement dated December 11, 2014 between Three SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd	Filed herewith
10.53	Property Management Agreement dated December 16, 2014 among Galaxy Storage Two, L.P. and certain subsidiaries of AMERCO	Filed herewith
10.54	Property Management Agreement dated June 25, 2015 among 2015 SAC Self-Storage, LLC and certain subsidiaries of AMERCO	Filed herewith
10.55	Property Management Agreement dated March 21, 2016 among Five SAC RW, LLC and certain subsidiaries of AMERCO	Filed herewith
10.56	Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Filed herewith
10.57	Amended and Restated AMERCO Employee Stock Ownership Plan*	Filed herewith
10.58	ESOP Loan Agreement	Filed herewith
14	Code of Ethics	Incorporated by reference to AMERCO’s Quarterly Report on Form 8-K, filed on April 15, 2014, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO	Filed herewith

32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Principal Financial Officer and Chief Accounting Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

* Indicates management plan or compensatory arrangement.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AMERCO

Reno, Nevada

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated subsidiaries (the “Company”) as of March 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 25, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

May 25, 2016

Amerco and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2016	2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$600,646	$441,850
Reinsurance recoverables and trade receivables, net	175,210	189,869
Inventories, net	79,756	69,472
Prepaid expenses	134,300	126,296
Investments, fixed maturities and marketable equities	1,510,538	1,304,962
Investments, other	310,072	268,720
Deferred policy acquisition costs, net	136,386	115,422
Other assets	100,572	106,157
Related party assets	85,734	141,790
	3,133,214	2,764,538
Property, plant and equipment, at cost:
Land	587,347	467,482
Buildings and improvements	2,187,400	1,728,033
Furniture and equipment	399,943	355,349
Rental trailers and other rental equipment	462,379	436,642
Rental trucks	3,514,175	3,059,987
	7,151,244	6,047,493
Less: Accumulated depreciation	(2,133,733)	(1,939,856)
Total property, plant and equipment	5,017,511	4,107,637
Total assets	$8,150,725	$6,872,175
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$502,613	$496,370
Notes, loans and leases payable	2,688,758	2,190,869
Policy benefits and losses, claims and loss expenses payable	1,071,412	1,062,188
Liabilities from investment contracts	951,490	685,745
Other policyholders' funds and liabilities	8,650	7,764
Deferred income	22,784	18,081
Deferred income taxes, net	653,612	526,799
Total liabilities	5,899,319	4,987,816

Commitments and contingencies (notes 9, 16, 17, and 18)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of March 31, 2016 and 2015	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2016 and 2015	–	–
Series common stock, with or without par value, 150,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of March 31, 2016 and 2015	–	–
Common stock, with 0.25 par value, 150,000,000 shares authorized:
Common stock of $0.25 par value, 150,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of March 31, 2016 and 2015	10,497	10,497
Additional paid-in capital	451,629	449,668
Accumulated other comprehensive loss	(60,525)	(34,365)
Retained earnings	2,533,641	2,142,600
Cost of common shares in treasury, net (22,377,912 shares as of March 31, 2016 and 2015)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of March 31, 2016 and 2015)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(6,186)	(6,391)
Total stockholders' equity	2,251,406	1,884,359
Total liabilities and stockholders' equity	$8,150,725	$6,872,175

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$2,297,980	$2,146,391	$1,955,423
Self-storage revenues	247,944	211,136	181,794
Self-moving and self-storage products and service sales	251,541	244,177	234,187
Property management fees	26,533	25,341	24,493
Life insurance premiums	162,662	156,103	157,919
Property and casualty insurance premiums	50,020	46,456	41,052
Net investment and interest income	86,805	84,728	79,591
Other revenue	152,171	160,199	160,793
Total revenues	3,275,656	3,074,531	2,835,252

Costs and expenses:
Operating expenses	1,470,047	1,479,409	1,313,674
Commission expenses	262,627	249,642	227,332
Cost of sales	144,990	146,072	127,270
Benefits and losses	167,436	158,760	156,702
Amortization of deferred policy acquisition costs	23,272	19,661	19,982
Lease expense	49,780	79,798	100,466
Depreciation, net of (gains) losses on disposals of (($98,703), ($74,631) and ($33,557), respectively)	290,690	278,165	259,612
Total costs and expenses	2,408,842	2,411,507	2,205,038

Earnings from operations	866,814	663,024	630,214
Interest expense	(97,903)	(97,525)	(92,692)
Fees and amortization on early extinguishment of debt	–	(4,081)	–
Pretax earnings	768,911	561,418	537,522
Income tax expense	(279,910)	(204,677)	(195,131)
Earnings available to common stockholders	$489,001	$356,741	$342,391
Basic and diluted earnings per common share	$24.95	$18.21	$17.51
Weighted average common shares outstanding: Basic and diluted	19,596,110	19,586,633	19,558,758

Related party revenues for fiscal 2016, 2015 and 2014, net of eliminations, were $32.6 million, $36.2 million and $36.9 million, respectively.

Related party costs and expenses for fiscal 2016, 2015, and 2014, net of eliminations, were $57.4 million, $54.7 million and $52.6 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and Consolidated Subsidiaries

Consolidated statements of comprehensive income (loss)

Fiscal Year Ended March 31, 2016	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$768,911	$(279,910)	$489,001
Other comprehensive income:
Foreign currency translation	(4,473)	–	(4,473)
Unrealized net loss on investments	(41,639)	14,573	(27,066)
Change in fair value of cash flow hedges	9,721	(3,694)	6,027
Postretirement benefit obligations loss	(1,029)	381	(648)
Total comprehensive income	$731,491	$(268,650)	$462,841

Fiscal Year Ended March 31, 2015	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$561,418	$(204,677)	$356,741
Other comprehensive income:
Foreign currency translation	(19,883)	–	(19,883)
Unrealized net gain on investments	54,139	(18,949)	35,190
Change in fair value of cash flow hedges	8,203	(3,117)	5,086
Postretirement benefit obligations loss	(1,325)	490	(835)
Total comprehensive income	$602,552	$(226,253)	$376,299

Fiscal Year Ended March 31, 2014	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$537,522	$(195,131)	$342,391
Other comprehensive income:
Foreign currency translation	(9,134)	–	(9,134)
Unrealized net loss on investments	(51,590)	17,936	(33,654)
Change in fair value of cash flow hedges	19,317	(7,340)	11,977
Postretirement benefit obligations loss	(697)	265	(432)
Total comprehensive income	$495,418	$(184,270)	$311,148

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2013	$10,497	$438,168	$(22,680)	$1,482,630	$(525,653)	$(151,997)	$(1,706)	$1,229,259
Increase in market value of released ESOP shares	–	6,042	–	–	–	–	–	6,042
Release of unearned ESOP shares	–	–	–	–	–	–	694	694
Purchase of ESOP shares	–	–	–	–	–	–	(207)	(207)
Foreign currency translation	–	–	(9,134)	–	–	–	–	(9,134)
Unrealized net loss on investments, net of tax	–	–	(33,654)	–	–	–	–	(33,654)
Fair market value of cash flow hedges, net of tax	–	–	11,977	–	–	–	–	11,977
Adjustment to post retirement benefit obligation	–	–	(432)	–	–	–	–	(432)
Net earnings	–	–	–	342,391	–	–	–	342,391
Common stock dividend: ($1.00 per share for fiscal 2014)	–	–	–	(19,568)	–	–	–	(19,568)
Net activity	–	6,042	(31,243)	322,823	–	–	487	298,109
Balance as of March 31, 2014	$10,497	$444,210	$(53,923)	$1,805,453	$(525,653)	(151,997)	$(1,219)	$1,527,368
Increase in market value of released ESOP shares	–	5,458	–	–	–	–	–	5,458
Release of unearned ESOP shares	–	–	–	–	–	–	2,767	2,767
Purchase of ESOP shares	–	–	–	–	–	–	(7,939)	(7,939)
Foreign currency translation	–	–	(19,883)	–	–	–	–	(19,883)
Unrealized net gain on investments, net of tax	–	–	35,190	–	–	–	–	35,190
Fair market value of cash flow hedges, net of tax	–	–	5,086	–	–	–	–	5,086
Adjustment to post retirement benefit obligation	–	–	(835)	–	–	–	–	(835)
Net earnings	–	–	–	356,741	–	–	–	356,741
Common stock dividends: ($1.00 per share for fiscal 2015)	–	–	–	(19,594)	–	–	–	(19,594)
Net activity	–	5,458	19,558	337,147	–	–	(5,172)	356,991
Balance as of March 31, 2015	$10,497	$449,668	$(34,365)	$2,142,600	$(525,653)	$(151,997)	$(6,391)	$1,884,359
Increase in market value of released ESOP shares	–	1,961	–	–	–	–	–	1,961
Release of unearned ESOP shares	–	–	–	–	–	–	9,507	9,507
Purchase of ESOP shares	–	–	–	–	–	–	(9,302)	(9,302)
Foreign currency translation	–	–	(4,473)	–	–	–	–	(4,473)
Unrealized net loss on investments, net of tax	–	–	(27,066)	–	–	–	–	(27,066)
Fair market value of cash flow hedges, net of tax	–	–	6,027	–	–	–	–	6,027
Adjustment to post retirement benefit obligation	–	–	(648)	–	–	–	–	(648)
Net earnings	–	–	–	489,001	–	–	–	489,001
Common stock dividends: ($5.00 per share for fiscal 2016)	–	–	–	(97,960)	–	–	–	(97,960)
Net activity	–	1,961	(26,160)	391,041	–	–	205	367,047
Balance as of March 31, 2016	$10,497	$451,629	$(60,525)	$2,533,641	$(525,653)	$(151,997)	$(6,186)	$2,251,406

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net earnings	$489,001	$356,741	$342,391
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	389,393	352,796	293,169
Amortization of deferred policy acquisition costs	23,272	19,661	19,982
Interest credited to policyholders	20,465	18,110	22,890
Change in allowance for losses on trade receivables	(205)	(168)	(36)
Change in allowance for inventory reserves	(1,343)	(872)	871
Net gain on sale of real and personal property	(98,703)	(74,631)	(33,557)
Net gain on sale of investments	(4,491)	(3,925)	(6,411)
Deferred income taxes	138,075	76,500	46,371
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	14,765	9,632	62,506
Inventories	(9,009)	(1,579)	(11,495)
Prepaid expenses	(10,338)	(65,720)	2,186
Capitalization of deferred policy acquisition costs	(32,590)	(27,084)	(32,611)
Other assets	15,322	3,735	7,667
Related party assets	56,644	27,706	7,554
Accounts payable and accrued expenses	37,387	98,877	36,365
Policy benefits and losses, claims and loss expenses payable	9,626	(17,621)	(30,496)
Other policyholders' funds and liabilities	(349)	988	631
Deferred income	4,757	(13,181)	1,259
Related party liabilities	(616)	(866)	4,730
Net cash provided by operating activities	1,041,063	759,099	733,966

Cash flow from investing activities:
Purchase of:
Property, plant and equipment	(1,509,154)	(1,041,931)	(1,000,243)
Short term investments	(515,899)	(290,379)	(270,690)
Fixed maturity investments	(417,062)	(214,371)	(282,424)
Equity securities	(1,315)	(3,759)	(1,562)
Preferred stock	(1,005)	(2,006)	(640)
Real estate	(75)	(15,399)	(532)
Mortgage loans	(102,588)	(42,683)	(52,419)
Proceeds from sales and paydowns of:
Property, plant and equipment	539,256	411,629	270,053
Short term investments	528,180	287,883	269,052
Fixed maturity investments	154,536	107,867	138,401
Equity securities	2,044	3,082	29,139
Preferred stock	1,126	2,427	6,004
Real estate	–	396	544
Mortgage loans	48,557	41,983	48,686
Net cash used by investing activities	(1,273,399)	(755,261)	(846,631)

Cash flow from financing activities:
Borrowings from credit facilities	855,972	657,535	431,029
Principal repayments on credit facilities	(428,403)	(593,722)	(293,068)
Debt issuance costs	(10,184)	(12,327)	(3,943)
Capital lease payments	(168,661)	(121,202)	(53,079)
Purchases of Employee Stock Ownership Plan Shares	(9,302)	(7,939)	(207)
Securitization deposits	544	–	–
Common stock dividends paid	(78,374)	(19,594)	(19,568)
Investment contract deposits	298,237	105,019	117,723
Investment contract withdrawals	(52,957)	(54,108)	(34,677)
Net cash provided (used) by financing activities	406,872	(46,338)	144,210

Effects of exchange rate on cash	(15,740)	(10,762)	(177)

Increase (decrease) in cash and cash equivalents	158,796	(53,262)	31,368
Cash and cash equivalents at the beginning of period	441,850	495,112	463,744
Cash and cash equivalents at the end of period	$600,646	$441,850	$495,112

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements

Note 1. Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2015, 2014 and 2013 correspond to fiscal 2016, 2015 and 2014 for AMERCO.

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $100,000 CAD per account. At March 31, 2016 and March 31, 2015, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

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

Inventories, net

Inventories, net were as follows:

	March 31,
	2016	2015
	(In thousands)
Truck and trailer parts and accessories (a)	$68,665	$62,701
Hitches and towing components (b)	17,483	15,308
Moving supplies and propane (b)	8,668	7,866
Subtotal	94,816	85,875
Less: LIFO reserves	(13,463)	(15,019)
Less: excess and obsolete reserves	(1,597)	(1,384)
Total	$79,756	$69,472

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

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 97% of the total inventories for both March 31, 2016 and 2015. Had we utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $13.5 million and $15.0 million higher at March 31, 2016 and 2015, respectively. In fiscal 2016, the negative effect on income due to liquidation of a portion of the LIFO inventory was $0.1 million.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Property, Plant and Equipment

Our Property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. We follow the deferral method of accounting based on ASC 908 - Airlines for major overhauls in which engine and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. The net amount of (gains) or losses netted against depreciation expense were ($98.7) million, ($74.6) million and ($33.6) million during fiscal 2016, 2015 and 2014, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

The carrying value of surplus real estate, which is lower than market value at the balance sheet date, was $14.1 million for both fiscal 2016 and 2015 and is included in Investments, other.

Receivables

Trade receivables include trade accounts from moving and self-storage customers and dealers, insurance premiums and amounts due from re-insurers, less management’s estimate of uncollectible accounts.

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

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to our rental equipment. The consolidated balance sheets include $386.4 million and $363.6 million of liabilities related to these programs as of March 31, 2016 and 2015, respectively. These liabilities are recorded in Policy benefits and losses, claims and loss expenses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

Additionally, as of March 31, 2016 and 2015, the consolidated balance sheets include liabilities of $9.5 million and $8.7 million, respectively, related to our provided medical plan benefits for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of claims incurred but not reported. This liability is reported net of estimated recoveries from excess loss reinsurance policies with unaffiliated insurers of $0.2 million and $0.3 million for fiscal 2016 and 2015, respectively. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

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

Advertising

All advertising costs are expensed as incurred. Advertising expense was $9.6 million, $7.5 million and $7.1 million in fiscal 2016, 2015 and 2014, respectively.

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

Starting in fiscal 2014, new annuity contract holders were provided with a sales inducement in the form of a premium bonus.  Sales inducements are recognized as an asset with a corresponding increase to the policyholder liability and are amortized in a similar manner to Deferred Acquisition Cost.  As of December 31, 2015 and 2014, the Sales Inducement Asset included with Deferred Acquisition Costs amounted to $24.6 million and $24.8 million, respectively on the consolidated balance sheet and amortization expense totaled $3.0 million $2.4 million and $2.1 million for the periods ended December 31, 2015, 2014 and 2013, respectively .

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, unrealized gains and losses on investments, the change in fair value of cash flow hedges and the change in postretirement benefit obligations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance is effective for interim periods and annual period beginning after December 15, 2017. Early adoption is not permitted, except for certain provisions relating to financial liabilities. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

In February 2016, the FASB issued ASU 2016-02, Leases - (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. . The guidance is effective for interim periods and annual period beginning after December 15, 2018; however early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements. For the last nine years, we have reported a discounted estimate of the off-balance sheet lease obligations in our MD&A.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 21,883; 12,470; and 33,173 as of March 31, 2016, 2015, and 2014, respectively.

Note 5.  Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2016	2015
	(In thousands)
Reinsurance recoverable	$115,653	$130,734
Trade accounts receivable	34,350	32,493
Paid losses recoverable	1,697	1,690
Accrued investment income	18,797	15,609
Premiums and agents' balances	1,163	1,082
Independent dealer receivable	390	154
Other receivables	3,745	8,897
	175,795	190,659
Less: Allowance for doubtful accounts	(585)	(790)
	$175,210	$189,869

Note 6.  Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $17.3 million and $16.4 million at December 31, 2015 and 2014, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Available-for-Sale Investments

Available-for-sale investments at March 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$85,861	$3,791	$–	$(193)	$89,459
U.S. government agency mortgage-backed securities	21,845	1,596	(6)	(39)	23,396
Obligations of states and political subdivisions	166,725	10,660	(81)	(414)	176,890
Corporate securities	1,143,125	26,861	(8,013)	(28,181)	1,133,792
Mortgage-backed securities	42,991	475	–	(62)	43,404
Redeemable preferred stocks	17,977	556	–	(105)	18,428
Common stocks	17,732	7,822	(10)	(375)	25,169
	$1,496,256	$51,761	$(8,110)	$(29,369)	$1,510,538

Available-for-sale investments at March 31, 2015 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$99,722	$5,658	$(64)	$–	$105,316
U.S. government agency mortgage-backed securities	30,569	2,614	(39)	(3)	33,141
Obligations of states and political subdivisions	165,724	13,052	(298)	(10)	178,468
Corporate securities	885,470	44,426	(2,522)	(2,966)	924,408
Mortgage-backed securities	19,874	806	(1)	–	20,679
Redeemable preferred stocks	18,052	521	(253)	(24)	18,296
Common stocks	17,975	6,719	–	(40)	24,654
	$1,237,386	$73,796	$(3,177)	$(3,043)	$1,304,962

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $150.7 million, $109.1 million and $170.0 million in fiscal 2016, 2015 and 2014, respectively. The gross realized gains on these sales totaled $4.2 million, $4.6 million and $5.0 million in fiscal 2016, 2015 and 2014, respectively. We realized gross losses on these sales of $0.6 million, $0.7 million and $1.4 million in fiscal 2016, 2015 and 2014, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. There were no write downs in fiscal 2016, 2015 and 2014.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive loss for fiscal 2016 or 2015.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	March 31, 2016		March 31, 2015
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$48,679	$49,146	$36,355	$37,055
Due after one year through five years	250,576	256,597	198,488	209,404
Due after five years through ten years	557,984	557,961	474,639	492,782
Due after ten years	560,317	559,833	472,003	502,092
	1,417,556	1,423,537	1,181,485	1,241,333

Mortgage backed securities	42,991	43,404	19,874	20,679
Redeemable preferred stocks	17,977	18,428	18,052	18,296
Equity securities	17,732	25,169	17,975	24,654
	$1,496,256	$1,510,538	$1,237,386	$1,304,962

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2016	2015
	(In thousands)
Mortgage loans, net	$217,198	$161,851
Short-term investments	34,798	47,739
Real estate	34,416	34,597
Policy loans	17,091	16,431
Other equity investments	6,569	8,102
	$310,072	$268,720

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses net of any unamortized premium or discount. The allowance for probable losses was $0.4 million as of March 31, 2016 and 2015. The estimated fair value of these loans as of March 31, 2016 and 2015 approximated the carrying value. These loans represent first lien mortgages held by us.

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

Note 7.  Other Assets

Other assets were as follows:

	March 31,
	2016	2015
	(In thousands)
Deposits (debt-related)	$30,660	$49,467
Cash surrender value of life insurance policies	31,619	30,563
Deferred charges (debt-related)	23,362	16,575
Other	14,931	9,552
	$100,572	$106,157

Note 8. Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2016	2015	2014
	(In thousands)
Fixed maturities	$63,641	$58,716	$53,634
Real estate	3,775	2,669	1,118
Insurance policy loans	1,188	1,072	1,159
Mortgage loans	14,631	10,677	9,450
Short-term, amounts held by ceding reinsurers, net and other investments	208	2,724	3,440
Investment income	83,443	75,858	68,801
Less: investment expenses	(2,724)	(1,962)	(1,629)
Investment income - related party	6,086	10,832	12,419
Net investment and interest income	$86,805	$84,728	$79,591

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 9. Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2016 Rate (a)	Maturities	2016	2015
			(In thousands)
Real estate loan (amortizing term)	6.93%	2023	$205,000	$240,000
Senior mortgages	2.44% - 5.50%	2016 - 2038	1,121,897	717,512
Working capital loan (revolving credit)	-	2018	–	–
Fleet loans (amortizing term)	1.95% - 4.76%	2016 - 2022	218,998	202,784
Fleet loans (term)	3.52% - 3.53%	2016	–	115,000
Fleet loan (securitization)	4.90%	2017	62,838	75,846
Fleet loans (revolving credit)	1.59% - 2.28%	2018 - 2021	347,000	190,000
Capital leases (rental equipment)	2.18% - 7.75%	2016 - 2023	672,825	602,470
Other obligations	3.00% - 8.00%	2016 - 2045	60,200	47,257
Total notes, loans and leases payable			$2,688,758	$2,190,869

(a) Interest rate as of March 31, 2016, including the effect of applicable hedging instruments

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of March 31, 2016, the outstanding balance on the Real Estate Loan was $205.0 million. U-Haul International, Inc. is a guarantor of this loan.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At March 31, 2016, the applicable LIBOR was 0.45% and the applicable margin was 1.50%, the sum of which was 1.95%. The rate on the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The interest rate swap expires in August 2018, after which date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of March 31, 2016 were in the aggregate amount of $1,121.9 million and mature between 2016 and 2038. The senior mortgages require monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 4.20% and 5.50%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Additionally, $136.6 million of these loans have variable interest rates comprised of applicable LIBOR base rate of 0.44% plus margins between 2.00% and 2.50%, the sum of which was between 2.44% and 2.94%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $25.0 million. At March 31, 2016 the full $25.0 million was available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This agreement was amended on April 30, 2016. As part of the amendment the maximum amount that can be borrowed was increased to $50 million and the maturity date was extended to September 2018. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. U-Haul International, Inc. and AMERCO are the guarantors of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of March 31, 2016 was $219.0 million with the final maturities between April 2016 and July 2022.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At March 31, 2016, the applicable LIBOR was between 0.44% and 0.45% and applicable margins were between 1.72% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 4.76% based on current margins. Additionally, $137.6 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At March 31, 2016, the outstanding balance was $62.8 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $75 million, which can be increased to a maximum of $225 million. The loan matures in September 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At March 31, 2016, the applicable LIBOR was 0.44% and the margin was 1.75%, the sum of which was 2.19%. Only interest is paid during the first four years of the loan with principal due monthly over the last nine months. As of March 31, 2016, the outstanding balance was $57.0 million.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $100 million, which can be increased to a maximum of $125 million. This loan was amended in February 2016 pursuant to which the maturity was extended to March 2020. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At March 31, 2016, the applicable LIBOR was 0.44% and the margin was 1.15%, the sum of which was 1.59%. Only interest is paid during the first three years of the loan with principal due monthly over the last nine months. As of March 31, 2016, the outstanding balance was $100.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $70 million. The loan matures in May 2019. This agreement contains an option to extend the maturity through January 2020. At March 31, 2016, the applicable LIBOR was 0.43% and the margin was 1.85%, the sum of which was 2.28%. Only interest is paid during the first five years of the loan with principal due upon maturity. As of March 31, 2016, the outstanding balance was $65.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $125 million. The loan matures in November 2021. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At March 31, 2016, the applicable LIBOR was 0.44% and the margin was 1.15%, the sum of which was 1.59%. Only interest is paid during the first five years of the loan with principal due monthly over the last nine months. As of March 31, 2016, the outstanding balance was $125.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between 5 and 7 years. During fiscal 2016, we entered into $241.7 million of capial leases. At March 31, 2016, the balance of our capital leases was $672.8 million. The net book value of the corresponding capitalized assets was $900.6 million at March 31, 2016.

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

At March 31, 2016, the aggregate outstanding principal balance of the U-Notes issued was $65.8 million of which $5.6 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 3.00% and 8.00% and maturity dates range between 2016 and 2045.

Our Life Insurance subsidiary is a member of the FHLB and as such has a deposit with the FHLB. As of December 31, 2015, they have a deposit of $30.0 million which carried a rate of 0.39%. The rate is calculated daily based upon a spread of the overnight FED funds benchmark and is payable monthly. The deposit does not have a scheduled maturity date. The balance of the deposit is included within the balance of Liabilities from investment contracts on the consolidated balance sheet.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of March 31, 2016 for the next five years and thereafter are as follows:

	Year Ended March 31,
	2017	2018	2019	2020	2021	Thereafter
	(In thousands)
Notes, loans and leases payable, secured	$353,807	$348,984	$297,534	$416,616	$155,403	$1,116,414

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 10. Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2016	2015	2014
	(In thousands)
Interest expense	$85,592	$80,905	$72,538
Capitalized interest	(3,623)	(1,204)	(571)
Amortization of transaction costs	3,235	3,495	3,551
Interest expense resulting from derivatives	12,699	14,329	17,174
Total interest expense	97,903	97,525	92,692
Write-off of transaction costs related to early extinguishment of debt	–	298	–
Fees on early extinguishment of debt	–	3,783	–
Fees and amortization on early extinguishment of debt	–	4,081	–
Total	$97,903	$101,606	$92,692

Interest paid in cash, including payments related to derivative contracts, amounted to $95.1 million, $95.0 million and $87.8 million for fiscal 2016, 2015 and 2014, respectively. In addition, during fiscal 2015, we paid $3.8 million of fees associated with the early extinguishment of debt.

Interest Rates

Interest rates and our revolving credit borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2016	2015	2014
	(In thousands, except interest rates)
Weighted average interest rate during the year	1.67%	1.70%	1.10%
Interest rate at year end	1.82%	1.65%	1.78%
Maximum amount outstanding during the year	$347,000	$232,000	$89,632
Average amount outstanding during the year	$237,372	$187,004	$18,658
Facility fees	$201	$336	$301

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

(a) forward swap
(b) operating lease

As of March 31, 2016, the total notional amount of our variable interest rate swaps on debt and an operating lease was $282.1 million and $9.3 million, respectively.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivative Fair Value as of
	March 31, 2016	March 31, 2015
	(In thousands)
Interest rate contracts designated as hedging instruments	$14,845	$24,484

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	Years Ended March 31,
	2016	2015	2014
	(In thousands)
Loss recognized in income on interest rate contracts	$12,699	$14,329	$17,174
Gain recognized in AOCI on interest rate contracts (effective portion)	$(9,721)	$(8,203)	$(19,317)
Loss reclassified from AOCI into income (effective portion)	$12,616	$14,358	$16,691
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$83	$(29)	$483

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During fiscal 2016, we recognized an increase in the fair value of our cash flows hedges of $6.0 million, net of taxes.  Embedded in this change was $12.6 million of losses reclassified from accumulated other comprehensive income to interest expense during the year, net of taxes. At March 31, 2016, we expect to reclassify $9.0 million of net losses on interest rate contracts from accumulated other comprehensive income (loss) to earnings as interest expense over the next twelve months. Please see Note 3, Accounting Policies in the Notes to Consolidated Financial Statements.

Note 12. Stockholders’ Equity

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 15, 2016	$1.00	April 5, 2016	April 21, 2016
August 28, 2015	3.00	September 16, 2015	October 2, 2015
June 4, 2015	1.00	June 19, 2015	July 1, 2015
February 4, 2015	1.00	March 6, 2015	March 17, 2015
December 4, 2013	1.00	January 10, 2014	February 14, 2014

Note 13.  Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2016	2015	2014
	(In thousands)
Pretax earnings:
U.S.	$745,194	$541,371	$516,207
Non-U.S.	23,717	20,047	21,315
Total pretax earnings	$768,911	$561,418	$537,522

Current provision (benefit)
Federal	$118,974	$112,634	$131,246
State	15,988	14,248	12,641
Non-U.S.	3,303	2,599	3,787
	138,265	129,481	147,674
Deferred provision (benefit)
Federal	125,950	67,306	37,979
State	12,561	5,256	7,553
Non-U.S.	3,134	2,634	1,925
	141,645	75,196	47,457

Provision for income tax expense	$279,910	$204,677	$195,131

Income taxes paid (net of income tax refunds received)	$141,901	$195,072	$138,384

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2016	2015	2014

Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefit	2.34%	2.21%	2.38%
Foreign rate differential	(0.24)%	(0.32)%	(0.33)%
Federal tax credits	(0.19)%	(0.29)%	(0.32)%
Dividend received deduction	(0.02)%	(0.03)%	(0.03)%
Other	(0.49)%	(0.11)%	(0.40)%
Actual tax expense of operations	36.40%	36.46%	36.30%

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$1,462	$1,228
Accrued expenses	185,088	171,761
Policy benefit and losses, claims and loss expenses payable, net	21,911	19,560
Unrealized losses	–	–
Total deferred tax assets	$208,461	$192,549

Deferred tax liabilities:
Property, plant and equipment	$831,914	$680,501
Deferred policy acquisition costs	20,557	18,369
Unrealized gains	9,593	20,216
Other	9	262
Total deferred tax liabilities	862,073	719,348
Net deferred tax liability	$653,612	$526,799

The net operating loss and credit carry-forwards in the above table are primarily attributable to $22.0 million of state net operating losses that will begin to expire March 31, 2017 if not utilized.

ASC 740 prescribes a minimum recognition and measurement methodology that a tax position is required to meet before being recognized in the financial statements. The total amount of unrecognized tax benefits at March 31, 2015 was $19.9 million. This entire amount of unrecognized tax benefits if resolved in our favor, would favorably impact our effective tax rate. During the current year we recorded tax expense (net of settlements), resulting from uncertain tax positions in the amount of $4.0 million. At March 31, 2016, the amount of unrecognized tax benefits and the amount that would favorably affect our effective tax rate was $23.9 million.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

	Unrecognized Tax Benefits
	March 31,
	2016	2015
	(In thousands)

Unrecognized tax benefits beginning balance	$19,929	$16,850
Additions based on tax positions related to the current year	4,313	3,695
Reductions for tax positions of prior years	(327)	(616)
Settlements	(3)	–
Unrecognized tax benefits ending balance	$23,912	$19,929

We recognize interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At March 31, 2015, the amount of interest and penalties accrued on unrecognized tax benefits was $5.2 million, net of tax. During the current year we recorded expense from interest and penalties in the amount of $0.7 million, net of tax. At March 31, 2016, the amount of interest and penalties accrued on unrecognized tax benefits was $5.9 million, net of tax.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, we are no longer subject to audit for years prior to the fiscal year ended March 31, 2013. No provision was made for U.S. taxes payable on undistributed foreign earnings since these amounts are permanently reinvested; the amount of this unrecognized deferred tax liability is not practical to determine at this time.

Note 14.  Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the U.S. and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2016, 2015 or 2014.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor a leveraged ESOP that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. ESOP shares are committed to be released monthly and ESOP compensation expense is recorded based on the current market price at the end of the month. These shares then become outstanding for the earnings per share computations. ESOP compensation expense was $11.6 million, $6.9 million and $6.6 million for fiscal 2016, 2015 and 2014, respectively. Listed below is a summary of these financing arrangements as of fiscal year-end:

	Outstanding as of	Interest Payments
Financing Date	March 31, 2016	2016	2015	2014
	(In thousands)
June, 1991	$46	$10	$48	$53
July, 2009	991	33	31	17
February, 2016	5,000	–	–	–

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Leveraged contributions to the Plan Trust during fiscal 2016, 2015 and 2014 were $0.4 million, $1.0 million and $0.7 million, respectively. In fiscal 2016 and 2015, the Company made  non-leveraged contributions of $4.0 and $8.0 million, respectively to the Plan Trust. In fiscal 2014, $0.6 million of common stock dividends paid to unallocated shares was applied towards debt service.

Shares held by the Plan were as follows:

	Years Ended March 31,
	2016	2015
	(In thousands)
Allocated shares	1,203	1,249
Unreleased shares - leveraged	22	14
Fair value of unreleased shares - leveraged	$8,072	$4,781
Unreleased shares - non-leveraged	8	25
Fair value of unreleased shares - non-leveraged	$2,756	$8,242

The fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2016 and March 31, 2015, respectively.

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

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2016	2015	2014
	(In thousands)
Service cost for benefits earned during the period	$961	$827	$726
Interest cost on accumulated postretirement benefit	752	720	564
Other components	35	14	19
Net periodic postretirement benefit cost	$1,748	$1,561	$1,309

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The fiscal 2016 and fiscal 2015 post retirement benefit liability included the following components:

	Years Ended March 31,
	2016	2015
	(In thousands)
Beginning of year	$18,554	$16,119
Service cost for benefits earned during the period	961	827
Interest cost on accumulated post retirement benefit	752	720
Net benefit payments and expense	(541)	(450)
Actuarial loss	1,065	1,338
Accumulated postretirement benefit obligation	20,791	18,554

Current liabilities	658	513
Non-current liabilities	20,133	18,041

Total post retirement benefit liability recognized in statement of financial position	20,791	18,554
Components included in accumulated other comprehensive income (loss):
Unrecognized net loss	(2,847)	(1,817)
Cumulative net periodic benefit cost (in excess of employer contribution)	$17,944	$16,737

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2016	2015	2014
	(In percentages)
Accumulated postretirement benefit obligation	3.89%	3.99%	4.49%

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Net periodic post retirement benefit cost above includes the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2016 was 7.3% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2038. The assumed health care cost trend rate used to measure the accumulated post retirement benefit obligation as of the end of fiscal 2015 (and used to measure the fiscal 2016 net periodic benefit cost) was 7.3% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2029.

If the estimated health care cost trend rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by $219,243 and the total of the service cost and interest cost components would increase by $26,180. A decrease in the estimated health care cost trend rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $314,603 and the total of the service cost and interest cost components would decrease by $30,103.

Post employment benefits provided by us, other than upon retirement, are not material.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2017	$658
2018	773
2019	914
2020	1,073
2021	1,263
2022 through 2026	9,169
Total	$13,850

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheet at March 31, 2016 and 2015, that are subject to ASC 820 and the valuation approach applied to each of these items.

Year Ended March 31, 2016	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$499,491	$499,491	$–	$–
Fixed maturities - available for sale	1,466,941	96,328	1,370,275	338
Preferred stock	18,428	18,428	–	–
Common stock	25,169	25,169	–	–
Derivatives	3,344	3,344	–	–
Total	$2,013,373	$642,760	$1,370,275	$338

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	14,845	–	14,845	–
Total	$14,845	$–	$14,845	$–

Year Ended March 31, 2015	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$460,762	$460,762	$–	$–
Fixed maturities - available for sale	1,262,012	101,201	1,159,807	1,004
Preferred stock	18,296	18,296	–	–
Common stock	24,654	24,654	–	–
Derivatives	4,876	4,876	–	–
Total	$1,770,600	$609,789	$1,159,807	$1,004

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	24,484	–	24,484	–
Total	$24,484	$–	$24,484	$–

In light of our definition of an active market at the end of the fourth quarter of fiscal 2016, we reclassified $1,079.0 million and $895.7 million of fixed maturities – available for sale from Level 1 to Level 2 due to a review of their trading activity for fiscal 2016 and 2015, respectively.

The following tables represent the fair value measurements for our assets at March 31, 2016 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(In thousands)
Balance at March 31, 2015	$1,004

Fixed Maturities - Asset Backed Securities - redeemed	(753)
Fixed Maturities - Asset Backed Securities - net gain (realized)	34
Fixed Maturities - Asset Backed Securities - net gain (unrealized)	53
Balance at March 31, 2016	$338

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

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2015
Life insurance in force	$927,647	$397	$949,413	$1,876,663	51%
Premiums earned:
Life	$49,126	$8	$11,310	$60,428	19%
Accident and health	99,354	312	2,545	101,587	3%
Annuity	392	–	255	647	39%
Property and casualty	50,012	–	8	50,020	0%
Total	$198,884	$320	$14,118	$212,682

Year ended December 31, 2014
Life insurance in force	$905,987	$402	$990,406	$1,895,991	52%
Premiums earned:
Life	$47,298	$–	$12,337	$59,635	21%
Accident and health	93,319	345	2,796	95,770	3%
Annuity	386	–	312	698	45%
Property and casualty	46,417	–	39	46,456	0%
Total	$187,420	$345	$15,484	$202,559

Year ended December 31, 2013
Life insurance in force	$861,967	$403	$1,033,136	$1,894,700	55%
Premiums earned:
Life	$45,625	$212	$12,888	$58,301	22%
Accident and health	95,536	397	3,157	98,296	3%
Annuity	847	23	498	1,322	38%
Property and casualty	40,685	–	367	41,052	1%
Total	$182,693	$632	$16,910	$198,971

(a)  Balances are reported net of inter-segment transactions.

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Repwest holds letters of credit as of December 31, 2015 in the amount of $0.5 million from re-insurers and has issued letters of credit in the amount of $1.9 million in favor of certain ceding companies.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	December 31,
	2015	2014
	(In thousands)
Unpaid losses and loss adjustment expense	$251,964	$271,609
Reinsurance losses payable	855	135
Total	$252,819	$271,744

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

	December 31,
	2015	2014	2013
	(In thousands)
Balance at January 1	$271,609	$295,126	$330,093
Less: reinsurance recoverable	120,894	136,535	176,439
Net balance at January 1	150,715	158,591	153,654
Incurred related to:
Current year	12,214	11,690	9,861
Prior years	84	(694)	1,652
Total incurred	12,298	10,996	11,513
Paid related to:
Current year	7,509	6,155	5,226
Prior years	10,851	12,717	1,350
Total paid	18,360	18,872	6,576
Net balance at December 31	144,653	150,715	158,591
Plus: reinsurance recoverable	107,311	120,894	136,535
Balance at December 31	$251,964	$271,609	$295,126

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $107.3 million) decreased by $6.1 million in 2015.

Note 17.  Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of March 31, 2016, we have guaranteed $22.3 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Lease expenses were as follows:

	Years Ended March 31,
	2016	2015	2014
	(In thousands)
Lease expense	$49,780	$79,798	$100,466

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Operating lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(In thousands)
Year-ended March 31:
2017	$16,360	$14,433	$30,793
2018	15,457	10,989	26,446
2019	14,313	9,058	23,371
2020	14,132	1,310	15,442
2021	14,029	–	14,029
Thereafter	47,473	–	47,473
Total	$121,764	$35,790	$157,554

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

On October 1, 2014, the Court ordered briefing on U-Haul’s oral motion for directed verdict on its genericness defense, the motion on which the Court had deferred ruling during trial.  Pursuant to the Court’s order, the parties’ briefing on that motion was completed by October 21, 2014.

On March 11, 2015, the Court denied U-Haul’s Renewed Motion for Directed Verdict, For Judgment as a Matter of Law, Or in the Alternative, Motion for a New Trial. Also on March 11, 2015, the Court entered Judgment on the jury verdict in favor of PEI and against U-Haul in the amount of $60.7 million. This was recorded as an accrual in our financial statements.

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

On August 24, 2015, the trial court entered two orders resolving the parties' post-trial motions.  In short, U-Haul’s efforts at setting aside the judgment, getting a new trial or reducing the amount of the jury award were denied, PEI’s motions to enhance (i.e., double) the jury award and receive an award for attorneys’ fees were denied, but the Court entered a permanent injunction, and awarded PEI $4.9 million in pre-judgment interest, $82,727 in costs, and post-judgment interest at the rate of 0.25%, beginning March 11, 2015, computed daily and compounded annually. This was recorded as an accrual of $5.0 million in our financial statements during fiscal 2016.

On September 4, 2015, U-Haul filed in the trial court its (i) amended notice of appeal, (ii) motion on consent of PEI to approve the bond and stay execution of the judgment pending appeal, and (iii) motion to stay or modify the injunction.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

On September 23, 2015, the Eleventh Circuit Court of Appeals granted the parties’ joint motion for an extension of time for filing their respective briefs on appeal.  U-Haul’s initial brief was due on December 17, 2015, PEI’s response brief was due on March 16, 2016, and U-Haul’s reply was due on April 29, 2016.

On September 24, 2015, the Eleventh Circuit Court of Appeals issued a Notice setting a telephonic mediation for November 16, 2015, beginning at 2:00 p.m., Eastern Time. The mediation was unsuccessful.

U-Haul filed its opening brief on appeal with the Eleventh Circuit Court of Appeals on December 17, 2015. PEI filed its response brief on March 16, 2016. U-Haul filed its reply brief on April 29, 2016.  U-Haul has requested oral argument, PEI did not oppose that request, and the Eleventh Circuit Court of Appeals has not yet acted on that request.

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

Related Party Revenues

	Years Ended March 31,
	2016	2015	2014
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$4,960	$5,914	$7,071
U-Haul interest income revenue from Private Mini	1,126	4,918	5,348
U-Haul management fee revenue from SAC Holdings	18,657	18,472	18,007
U-Haul management fee revenue from Private Mini	3,330	2,614	2,437
U-Haul management fee revenue from Mercury	4,546	4,255	4,049
	$32,619	$36,173	$36,912

During fiscal 2016, a subsidiary of ours held a junior unsecured note of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Willow Grove Holdings LP, which is owned by Mark V. Shoen (a significant shareholder), and various trusts associated with Edward J.Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen.  We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $4.6 million, $5.7 million and $17.2 million, from SAC Holdings during fiscal 2016, 2015 and 2014, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2016 was $50.4 million and the aggregate notes receivable balance at March 31, 2016 was $49.3 million. In accordance with the terms of these notes, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturity of this note is 2017.

During fiscal 2016, AMERCO held a junior note issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $1.5 million, $5.1 million and $5.4 million from Private Mini during fiscal years 2016, 2015 and 2014, respectively. The largest aggregate amount outstanding during fiscal 2016 was $56.5 million. In July 2015, Private Mini repaid its note and all outstanding interest due AMERCO totaling $56.8 million.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $27.1 million, $25.8 million and $25.8 million from the above mentioned entities during fiscal 2016, 2015 and 2014, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by James P. Shoen (a significant shareholder), Mark V. Shoen and a trust benefitting the children and grandchild of Edward J. Shoen.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Related Party Costs and Expenses

	Years Ended March 31,
	2016	2015	2014
	(In thousands)
U-Haul lease expenses to SAC Holdings	$2,648	$2,618	$2,619
U-Haul commission expenses to SAC Holdings	51,036	48,833	46,886
U-Haul commission expenses to Private Mini	3,684	3,258	3,047
	$57,368	$54,709	$52,552

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At March 31, 2016, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $28.1 million, expenses of $2.6 million and cash flows of $83.8 million during fiscal 2016. Revenues and commission expenses related to the Dealer Agreements were $254.7 million and $54.7 million, respectively for fiscal 2016.

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

We have junior debt with the holding entity SAC Holding Corporation which represents a variable interest in the entity. Though we have certain protective rights within this debt agreement, we have no present influence or control over this holding entity unless the protective rights become exercisable, which management considers unlikely based on their payment history. As a result, we have no basis under ASC 810 to consolidate this entity.

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

We have not provided financial or other support explicitly or implicitly during the fiscal year ended March 31, 2016 to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	March 31,
	2016	2015
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$2,752	$59,375
U-Haul note receivable from SAC Holding Corporation	49,322	50,428
U-Haul interest receivable from SAC Holdings	4,970	4,579
U-Haul receivable from SAC Holdings	20,375	20,108
U-Haul receivable from Mercury	8,016	6,667
Other (a)	299	633
	$85,734	$141,790

(a) Timing differences for intercompany balances with insurance subsidiaries resulting from the three month difference in reporting periods.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 20.  Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the States of Arizona and Nevada require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income (loss) and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Repwest:
Audited statutory net income	$22,308	$21,287	$18,286
Audited statutory capital and surplus	158,376	155,835	126,836
ARCOA:
Audited statutory net income	1,391	1,358	532
Audited statutory capital and surplus	5,386	4,175	2,666
Oxford:
Audited statutory net income	12,150	12,115	11,130
Audited statutory capital and surplus	172,282	158,512	148,486
CFLIC:
Audited statutory net income	9,217	9,157	9,567
Audited statutory capital and surplus	28,892	28,551	28,848
NAI:
Audited statutory net income (loss)	1,161	886	(419)
Audited statutory capital and surplus	12,685	11,589	10,185

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest at December 31, 2015 that could be distributed as ordinary dividends was $15.8 million. The statutory surplus for Oxford at December 31, 2015 that could be distributed as ordinary dividends was $12.0 million. Oxford did not pay a dividend to AMERCO in fiscal 2016, 2015 or 2014. After receiving approval from the Arizona Department of Insurance, Repwest paid a $19.6 million non-cash dividend to AMERCO in fiscal 2016.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 21.  Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2016
Total revenues	$3,130,097	$145,559	$3,275,656
Depreciation and amortization, net of (gains) losses on disposal	313,099	863	313,962
Interest expense	97,739	164	97,903
Pretax earnings	745,194	23,717	768,911
Income tax expense	273,473	6,437	279,910
Identifiable assets	7,901,365	249,360	8,150,725

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2015
Total revenues	$2,916,027	$158,504	$3,074,531
Depreciation and amortization, net of (gains) losses on disposal	292,345	5,481	297,826
Interest expense	96,979	546	97,525
Pretax earnings	541,371	20,047	561,418
Income tax expense	199,444	5,233	204,677
Identifiable assets	6,685,572	186,603	6,872,175

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2014
Total revenues	$2,681,800	$153,452	$2,835,252
Depreciation and amortization, net of (gains) losses on disposal	272,236	7,358	279,594
Interest expense	92,128	564	92,692
Pretax earnings	516,207	21,315	537,522
Income tax expense	189,419	5,712	195,131
Identifiable assets	5,854,503	144,475	5,998,978

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

Note 21A. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of March 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$585,666	$14,049	$931	$–		$600,646
Reinsurance recoverables and trade receivables, net	34,451	111,978	28,781	–		175,210
Inventories, net	79,756	–	–	–		79,756
Prepaid expenses	134,300	–	–	–		134,300
Investments, fixed maturities and marketable equities	–	238,570	1,271,968	–		1,510,538
Investments, other	21,431	47,374	241,267	–		310,072
Deferred policy acquisition costs, net	–	–	136,386	–		136,386
Other assets	95,081	3,088	2,403	–		100,572
Related party assets	88,022	12,465	613	(15,366)	(c)	85,734
	1,038,707	427,524	1,682,349	(15,366)		3,133,214

Investment in subsidiaries	432,277	–	–	(432,277)	(b)	–

Property, plant and equipment, at cost:
Land	587,347	–	–	–		587,347
Buildings and improvements	2,187,400	–	–	–		2,187,400
Furniture and equipment	399,943	–	–	–		399,943
Rental trailers and other rental equipment	462,379	–	–	–		462,379
Rental trucks	3,514,175	–	–	–		3,514,175
	7,151,244	–	–	–		7,151,244
Less: Accumulated depreciation	(2,133,733)	–	–	–		(2,133,733)
Total property, plant and equipment	5,017,511	–	–	–		5,017,511
Total assets	$6,488,495	$427,524	$1,682,349	$(447,643)		$8,150,725

(a) Balances as of December 31, 2015
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$492,982	$1,535	$8,096	$–		$502,613
Notes, loans and leases payable	2,688,758	–	–	–		2,688,758
Policy benefits and losses, claims and loss expenses payable	386,366	252,819	432,227	–		1,071,412
Liabilities from investment contracts	–	–	951,490	–		951,490
Other policyholders' funds and liabilities	–	3,017	5,633	–		8,650
Deferred income	22,784	–	–	–		22,784
Deferred income taxes	633,061	7,526	13,025	–		653,612
Related party liabilities	13,138	2,067	161	(15,366)	(c)	–
Total liabilities	4,237,089	266,964	1,410,632	(15,366)		5,899,319

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	451,839	91,120	26,271	(117,601)	(b)	451,629
Accumulated other comprehensive income (loss)	(60,525)	3,611	10,504	(14,115)	(b)	(60,525)
Retained earnings	2,533,431	62,528	232,442	(294,760)	(b)	2,533,641
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(6,186)	–	–	–		(6,186)
Total stockholders' equity	2,251,406	160,560	271,717	(432,277)		2,251,406
Total liabilities and stockholders' equity	$6,488,495	$427,524	$1,682,349	$(447,643)		$8,150,725

(a) Balances as of December 31, 2015
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

Consolidating statements of operations by industry segment for period ending March 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,301,586	$–	$–	$(3,606)	(c)	$2,297,980
Self-storage revenues	247,944	–	–	–		247,944
Self-moving & self-storage products & service sales	251,541	–	–	–		251,541
Property management fees	26,533	–	–	–		26,533
Life insurance premiums	–	–	162,662	–		162,662
Property and casualty insurance premiums	–	50,020	–	–		50,020
Net investment and interest income	8,801	14,783	63,999	(778)	(b)	86,805
Other revenue	148,099	–	4,559	(487)	(b)	152,171
Total revenues	2,984,504	64,803	231,220	(4,871)		3,275,656

Costs and expenses:
Operating expenses	1,423,107	27,958	23,037	(4,055)	(b,c)	1,470,047
Commission expenses	262,627	–	–	–		262,627
Cost of sales	144,990	–	–	–		144,990
Benefits and losses	–	12,298	155,138	–		167,436
Amortization of deferred policy acquisition costs	–	–	23,272	–		23,272
Lease expense	49,966	–	–	(186)	(b)	49,780
Depreciation, net of (gains) losses on disposals	290,690	–	–	–		290,690
Total costs and expenses	2,171,380	40,256	201,447	(4,241)		2,408,842

Earnings from operations before equity in earnings of subsidiaries	813,124	24,547	29,773	(630)		866,814

Equity in earnings of subsidiaries	35,522	–	–	(35,522)	(d)	–

Earnings from operations	848,646	24,547	29,773	(36,152)		866,814
Interest expense	(98,533)	–	–	630	(b)	(97,903)
Pretax earnings	750,113	24,547	29,773	(35,522)		768,911
Income tax expense	(261,112)	(8,379)	(10,419)	–		(279,910)
Earnings available to common shareholders	$489,001	$16,168	$19,354	$(35,522)		$489,001

(a) Balances for the year ended December 31, 2015
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

Consolidating cash flow statements by industry segment for the year ended March 31, 2016, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$489,001	$16,168	$19,354	$(35,522)	$489,001
Earnings from consolidated subsidiaries	(35,522)	–	–	35,522	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	389,393	–	–	–	389,393
Amortization of deferred policy acquisition costs	–	–	23,272	–	23,272
Interest credited to policyholders	–	–	20,465	–	20,465
Change in allowance for losses on trade receivables	7	–	(212)	–	(205)
Change in allowance for inventory reserve	(1,343)	–	–	–	(1,343)
Net gain on sale of real and personal property	(98,703)	–	–	–	(98,703)
Net gain on sale of investments	–	(1,317)	(3,174)	–	(4,491)
Deferred income taxes	124,838	9,311	3,926	–	138,075
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(2,169)	13,528	3,406	–	14,765
Inventories	(9,009)	–	–	–	(9,009)
Prepaid expenses	(10,338)	–	–	–	(10,338)
Capitalization of deferred policy acquisition costs	–	–	(32,590)	–	(32,590)
Other assets	16,231	(1,050)	141	–	15,322
Related party assets	55,962	682	–	–	56,644
Accounts payable and accrued expenses	26,093	1,533	9,761	–	37,387
Policy benefits and losses, claims and loss expenses payable	23,215	(18,925)	5,336	–	9,626
Other policyholders' funds and liabilities	–	(1,056)	707	–	(349)
Deferred income	4,757	–	–	–	4,757
Related party liabilities	(779)	115	48	–	(616)
Net cash provided (used) by operating activities	971,634	18,989	50,440	–	1,041,063

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,509,154)	–	–	–	(1,509,154)
Short term investments	–	(44,735)	(471,164)	–	(515,899)
Fixed maturities investments	–	(45,048)	(372,014)	–	(417,062)
Equity securities	–	–	(1,315)	–	(1,315)
Preferred stock	–	(1,005)	–	–	(1,005)
Real estate	–	(36)	(39)	–	(75)
Mortgage loans	(15,384)	(1,800)	(85,404)	–	(102,588)
Proceeds from sales and paydowns of:
Property, plant and equipment	539,256	–	–	–	539,256
Short term investments	–	44,756	483,424	–	528,180
Fixed maturities investments	–	26,193	128,343	–	154,536
Equity securities	–	1,236	808	–	2,044
Preferred stock	–	1,126	–	–	1,126
Real estate	–	–	–	–	–
Mortgage loans	21,589	5,878	21,090	–	48,557
Net cash provided (used) by investing activities	(963,693)	(13,435)	(296,271)	–	(1,273,399)

(a) Balance for the period ended December 31, 2015
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2016, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	808,972	–	47,000	–	855,972
Principal repayments on credit facilities	(381,403)	–	(47,000)	–	(428,403)
Debt issuance costs	(10,184)	–	–	–	(10,184)
Capital lease payments	(168,661)	–	–	–	(168,661)
Purchases of Employee Stock Ownership Plan Shares	(9,302)	–	–	–	(9,302)
Securitization deposits	544	–	–	–	544
Common stock dividends paid	(78,374)	–	–	–	(78,374)
Investment contract deposits	–	–	298,237	–	298,237
Investment contract withdrawals	–	–	(52,957)	–	(52,957)
Net cash provided (used) by financing activities	161,592	–	245,280	–	406,872

Effects of exchange rate on cash	(15,740)	–	–	–	(15,740)

Decrease in cash and cash equivalents	153,793	5,554	(551)	–	158,796
Cash and cash equivalents at beginning of period	431,873	8,495	1,482	–	441,850
Cash and cash equivalents at end of period	$585,666	$14,049	$931	$–	$600,646

(a) Balance for the period ended December 31, 2015

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2015, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$356,741	$15,417	$19,366	$(34,783)		$356,741
Earnings from consolidated subsidiaries	(34,783)	–	–	34,783		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	352,796	–	–	–		352,796
Amortization of deferred policy acquisition costs	–	–	19,661	–		19,661
Interest credited to policyholders	–	–	18,110	–		18,110
Change in allowance for losses on trade receivables	(179)	–	11	–		(168)
Change in allowance for inventory reserve	(872)	–	–	–		(872)
Net gain on sale of real and personal property	(74,631)	–	–	–		(74,631)
Net gain on sale of investments	–	(841)	(3,084)	–		(3,925)
Deferred income taxes	66,628	8,030	1,842	–		76,500
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(3,213)	16,830	(3,985)	–		9,632
Inventories	(1,579)	–	–	–		(1,579)
Prepaid expenses	(65,720)	–	–	–		(65,720)
Capitalization of deferred policy acquisition costs	–	–	(27,084)	–		(27,084)
Other assets	4,437	102	(804)	–		3,735
Related party assets	27,753	(258)	–	211	(b)	27,706
Accounts payable and accrued expenses	91,409	22	7,446	–		98,877
Policy benefits and losses, claims and loss expenses payable	(4,327)	(23,472)	10,178	–		(17,621)
Other policyholders' funds and liabilities	–	317	671	–		988
Deferred income	(13,181)	–	–	–		(13,181)
Related party liabilities	(1,016)	428	(67)	(211)	(b)	(866)
Net cash provided (used) by operating activities	700,263	16,575	42,261	–		759,099

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,041,931)	–	–	–		(1,041,931)
Short term investments	–	(40,583)	(249,796)	–		(290,379)
Fixed maturities investments	–	(43,062)	(171,309)	–		(214,371)
Equity securities	–	(3,333)	(426)	–		(3,759)
Preferred stock	–	(1,006)	(1,000)	–		(2,006)
Real estate	–	(7,857)	(7,542)	–		(15,399)
Mortgage loans	(22,876)	(4,350)	(15,457)	–		(42,683)
Proceeds from sales and paydowns of:
Property, plant and equipment	411,629	–	–	–		411,629
Short term investments	–	53,112	234,771	–		287,883
Fixed maturities investments	–	18,556	89,311	–		107,867
Equity securities	–	3,082	–	–		3,082
Preferred stock	–	400	2,027	–		2,427
Real estate	–	–	396	–		396
Mortgage loans	28,089	4,203	9,691	–		41,983
Net cash provided (used) by investing activities	(625,089)	(20,838)	(109,334)	–		(755,261)

(a) Balance for the period ended December 31, 2014
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2015, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	657,535	–	–	–	657,535
Principal repayments on credit facilities	(593,722)	–	–	–	(593,722)
Debt issuance costs	(12,327)	–	–	–	(12,327)
Capital lease payments	(121,202)	–	–	–	(121,202)
Purchases of Employee Stock Ownership Plan Shares	(7,939)	–	–	–	(7,939)
Common stock dividends paid	(19,594)	–	–	–	(19,594)
Investment contract deposits	–	–	105,019	–	105,019
Investment contract withdrawals	–	–	(54,108)	–	(54,108)
Net cash provided (used) by financing activities	(97,249)	–	50,911	–	(46,338)

Effects of exchange rate on cash	(10,762)	–	–	–	(10,762)

Increase (decrease) in cash and cash equivalents	(32,837)	(4,263)	(16,162)	–	(53,262)
Cash and cash equivalents at beginning of period	464,710	12,758	17,644	–	495,112
Cash and cash equivalents at end of period	$431,873	$8,495	$1,482	$–	$441,850

(a) Balance for the period ended December 31, 2014

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$342,391	$12,662	$17,330	$(29,992)		$342,391
Earnings from consolidated subsidiaries	(29,992)	–	–	29,992		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	293,169	–	–	–		293,169
Amortization of deferred policy acquisition costs	–	–	19,982	–		19,982
Interest credited to policyholders	–	–	22,890	–		22,890
Change in allowance for losses on trade receivables	(28)	–	(8)	–		(36)
Change in allowance for inventory reserve	871	–	–	–		871
Net gain on sale of real and personal property	(33,557)	–	–	–		(33,557)
Net gain on sale of investments	(1,325)	(536)	(4,550)	–		(6,411)
Deferred income taxes	34,605	7,301	4,465	–		46,371
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	14,328	43,675	4,503	–		62,506
Inventories	(11,495)	–	–	–		(11,495)
Prepaid expenses	2,186	–	–	–		2,186
Capitalization of deferred policy acquisition costs	–	–	(32,611)	–		(32,611)
Other assets	8,670	(781)	(222)	–		7,667
Related party assets	11,060	(4,231)	–	725	(b)	7,554
Accounts payable and accrued expenses	32,394	62	3,909	–		36,365
Policy benefits and losses, claims and loss expenses payable	(8,202)	(34,968)	12,674	–		(30,496)
Other policyholders' funds and liabilities	–	513	118	–		631
Deferred income	1,259	–	–	–		1,259
Related party liabilities	5,647	(131)	(61)	(725)	(b)	4,730
Net cash provided (used) by operating activities	661,981	23,566	48,419	–		733,966

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,000,243)	–	–	–		(1,000,243)
Short term investments	–	(60,551)	(210,139)	–		(270,690)
Fixed maturities investments	–	(58,790)	(223,634)	–		(282,424)
Equity securities	–	(746)	(816)	–		(1,562)
Preferred stock	–	(640)	–	–		(640)
Real estate	–	–	(532)	–		(532)
Mortgage loans	(21,349)	(3,500)	(39,159)	11,589	(b)	(52,419)
Proceeds from sales and paydowns of:
Property, plant and equipment	270,053	–	–	–		270,053
Short term investments	–	68,852	200,200	–		269,052
Fixed maturities investments	–	17,106	121,295	–		138,401
Equity securities	26,569	2,570	–	–		29,139
Preferred stock	–	4,504	1,500	–		6,004
Real estate	193	–	351	–		544
Mortgage loans	38,959	6,267	15,049	(11,589)	(b)	48,686
Net cash provided (used) by investing activities	(685,818)	(24,928)	(135,885)	–		(846,631)

(a) Balance for the period ended December 31, 2013
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2014 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	431,029	–	–	–	431,029
Principal repayments on credit facilities	(293,068)	–	–	–	(293,068)
Debt issuance costs	(3,943)	–	–	–	(3,943)
Capital lease payments	(53,079)	–	–	–	(53,079)
Purchases of Employee Stock Ownership Plan Shares	(207)	–	–	–	(207)
Securitization deposits	–	–	–	–	–
Common stock dividends paid	(19,568)	–	–	–	(19,568)
Investment contract deposits	–	–	117,723	–	117,723
Investment contract withdrawals	–	–	(34,677)	–	(34,677)
Net cash provided (used) by financing activities	61,164	–	83,046	–	144,210

Effects of exchange rate on cash	(177)	–	–	–	(177)

Increase (decrease) in cash and cash equivalents	37,150	(1,362)	(4,420)	–	31,368
Cash and cash equivalents at beginning of period	427,560	14,120	22,064	–	463,744
Cash and cash equivalents at end of period	$464,710	$12,758	$17,644	$–	$495,112

(a) Balance for the period ended December 31, 2013

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2016	2015
	(In thousands)
ASSETS
Cash and cash equivalents	$381,690	$291,550
Investment in subsidiaries	1,185,021	813,735
Related party assets	1,249,835	1,225,044
Other assets	94,128	85,409
Total assets	$2,910,674	$2,415,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$653,082	$524,988
	653,082	524,988
Stockholders' equity:
Preferred stock	–	–
Common stock	10,497	10,497
Additional paid-in capital	451,839	449,878
Accumulated other comprehensive loss	(60,525)	(34,365)
Retained earnings:
Beginning of period	2,142,390	1,805,243
Net earnings	489,001	356,741
Dividends	(97,960)	(19,594)
End of period	2,533,431	2,142,390

Cost of common shares in treasury	(525,653)	(525,653)
Cost of preferred shares in treasury	(151,997)	(151,997)
Total stockholders' equity	2,257,592	1,890,750
Total liabilities and stockholders' equity	$2,910,674	$2,415,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Revenues:
Net interest income and other revenues	$2,420	$4,862	$6,465
Expenses:
Operating expenses	7,525	7,055	6,636
Other expenses	111	99	97
Total expenses	7,636	7,154	6,733
Equity in earnings of subsidiaries	417,087	300,566	287,803
Interest income	93,873	75,241	86,916
Pretax earnings	505,744	373,515	374,451
Income tax expense	(16,743)	(16,774)	(32,060)
Earnings available to common shareholders	$489,001	$356,741	$342,391
Basic and diluted earnings per common share	$24.95	$18.21	$17.51
Weighted average common shares outstanding: Basic and diluted	19,596,110	19,586,633	19,558,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF comprehensive income

	Years Ended March 31,
	2016	2015	2014
	(In thousands, except share and per share data)

Net earnings	$489,001	$356,741	$342,391
Other comprehensive income (loss)	(26,160)	19,558	(31,243)
Total comprehensive income	$462,841	$376,299	$311,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net earnings	$489,001	$356,741	$342,391
Change in investments in subsidiaries	(417,087)	(300,566)	(287,803)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	6	6	5
Net gain on sale of investments	–	–	(1,325)
Deferred income taxes	124,838	66,628	34,605
Net change in other operating assets and liabilities:
Prepaid expenses	(8,723)	(66,786)	3,938
Other assets	6	84	(41)
Related party assets	56,849	(539)	–
Accounts payable and accrued expenses	(14)	5,239	6,589
Net cash provided by operating activities	244,876	60,807	98,359

Cash flows from investing activities:
Purchases of property, plant and equipment	(8)	–	(2)
Proceeds of equity securities	–	–	26,569
Net cash provided by investing activities	(8)	–	26,567

Cash flows from financing activities:
Proceeds from (repayments) of intercompany loans	(76,354)	(71,207)	(110,933)
Common stock dividends paid	(78,374)	(19,594)	(19,568)
Net cash provided (used) by financing activities	(154,728)	(90,801)	(130,501)

Increase (decrease) in cash and cash equivalents	90,140	(29,994)	(5,575)
Cash and cash equivalents at beginning of period	291,550	321,544	327,119
Cash and cash equivalents at end of period	$381,690	$291,550	$321,544

Income taxes paid, net of income taxes refunds received, amounted to $141.9 million, $195.1 million and $138.4 million for fiscal 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2016, 2015, and 2014

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

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2016	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$790	$967	$–	$(1,172)	$585
Allowance for obsolescence
(deducted from inventory)	$1,384	$213	$–	$–	$1,597
Allowance for LIFO
(deducted from inventory)	$15,019	$–	$–	$(1,556)	$13,463
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$(2)	$368

Year ended March 31, 2015
Allowance for doubtful accounts
(deducted from trade receivable)	$958	$994	$–	$(1,162)	$790
Allowance for obsolescence
(deducted from inventory)	$2,487	$–	$–	$(1,103)	$1,384
Allowance for LIFO
(deducted from inventory)	$14,788	$231	$–	$–	$15,019
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$–	$370

Year ended March 31, 2014
Allowance for doubtful accounts
(deducted from trade receivable)	$994	$958	$–	$(994)	$958
Allowance for obsolescence
(deducted from inventory)	$1,711	$776	$–	$–	$2,487
Allowance for LIFO
(deducted from inventory)	$14,693	$95	$–	$–	$14,788
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$–	$370

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended December 31, 2015, 2014 AND 2013

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses		Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2016	Consolidated property casualty entity	$–	$251,964	$	N/A	$59	$50,020	$13,491	$12,214	$84	$–	$18,360	$50,034
2015	Consolidated property casualty entity	$–	$271,609	$	N/A	$45	$46,456	$11,980	$11,690	$(694)	$–	$18,872	$46,452
2014	Consolidated property casualty entity	–	295,126		N/A	49	41,052	10,057	9,861	1,652	–	6,576	41,065

(1) The earned and written premiums are reported net of intersegment transactions. There were no earned premiums eliminated for the years ended December 31, 2015, 2014 and 2013, respectively.

(2) Net Investment Income excludes net realized (gains) losses on investments of ($1.3) million, ($0.8) million and ($0.5) million for the years ended December 31, 2015, 2014 and 2013, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

Date: May 25, 2016	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: May 25, 2016	/s/ Jason A. Berg
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

Signature	Title	Date
/s/ Jason A. Berg	Chief Accounting Officer (Principal Financial Officer)	May 25, 2016
Jason A. Berg
/s/ James E. Acridge	Director	May 25, 2016
James E. Acridge
/s/ Charles J. Bayer	Director	May 25, 2016
Charles J. Bayer
/s/ John P. Brogan	Director	May 25, 2016
John P. Brogan
/s/ John M. Dodds	Director	May 25, 2016
John M. Dodds
/s/ Michael L. Gallagher	Director	May 25, 2016
Michael L. Gallagher
/s/ Daniel R. Mullen	Director	May 25, 2016
Daniel R. Mullen
/s/ Samuel J. Shoen	Director	May 25, 2016
Samuel J. Shoen