Form 10-Q
period 2016-06-30
AMERCO /NV/
filed 2016-08-03
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 1, 2016.

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	June 30,	March 31,
	2016	2016
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$646,188	$600,646
Reinsurance recoverables and trade receivables, net	189,317	175,210
Inventories, net	82,923	79,756
Prepaid expenses	94,540	134,300
Investments, fixed maturities and marketable equities	1,656,159	1,510,538
Investments, other	280,860	310,072
Deferred policy acquisition costs, net	126,830	136,386
Other assets	80,467	77,210
Related party assets	80,812	85,734
	3,238,096	3,109,852
Property, plant and equipment, at cost:
Land	603,246	587,347
Buildings and improvements	2,289,715	2,187,400
Furniture and equipment	422,404	399,943
Rental trailers and other rental equipment	479,071	462,379
Rental trucks	3,702,784	3,514,175
	7,497,220	7,151,244
Less: Accumulated depreciation	(2,191,507)	(2,133,733)
Total property, plant and equipment	5,305,713	5,017,511
Total assets	$8,543,809	$8,127,363
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$480,116	$502,613
Notes, loans and leases payable	2,827,052	2,665,396
Policy benefits and losses, claims and loss expenses payable	1,072,728	1,071,412
Liabilities from investment contracts	1,016,653	951,490
Other policyholders' funds and liabilities	8,891	8,650
Deferred income	31,506	22,784
Deferred income taxes, net	687,576	653,612
Total liabilities	6,124,522	5,875,957

Commitments and contingencies (notes 4, 8, and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of June 30 and March 31, 2016	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2016	–	–
Series common stock, with or without par value, 250,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2016	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of June 30 and March 31, 2016	10,497	10,497
Additional paid-in capital	451,773	451,629
Accumulated other comprehensive loss	(40,125)	(60,525)
Retained earnings	2,680,814	2,533,641
Cost of common shares in treasury, net (22,377,912 shares as of June 30 and March 31, 2016)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of June 30 and March 31, 2016)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(6,022)	(6,186)
Total stockholders' equity	2,419,287	2,251,406
Total liabilities and stockholders' equity	$8,543,809	$8,127,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$646,336	$629,286
Self-storage revenues	67,722	57,191
Self-moving and self-storage products and service sales	77,303	77,258
Property management fees	6,604	6,111
Life insurance premiums	40,892	40,266
Property and casualty insurance premiums	11,255	10,556
Net investment and interest income	27,549	21,972
Other revenue	45,748	42,165
Total revenues	923,409	884,805

Costs and expenses:
Operating expenses	385,082	363,169
Commission expenses	73,816	73,058
Cost of sales	43,362	41,255
Benefits and losses	47,003	43,391
Amortization of deferred policy acquisition costs	7,942	4,778
Lease expense	11,048	17,064
Depreciation, net of (gains) losses on disposals of ($18,640) and ($45,984), respectively	95,381	50,982
Total costs and expenses	663,634	593,697

Earnings from operations	259,775	291,108
Interest expense	(26,644)	(22,100)
Pretax earnings	233,131	269,008
Income tax expense	(85,958)	(97,723)
Earnings available to common stockholders	$147,173	$171,285
Basic and diluted earnings per common share	$7.51	$8.74
Weighted average common shares outstanding: Basic and diluted	19,586,069	19,596,129

Related party revenues for the first quarter of fiscal 2017 and 2016, net of eliminations, were $7.8 million and $8.5 million, respectively.

Related party costs and expenses for the first quarter of fiscal 2017 and 2016, net of eliminations, were $16.4 million and $15.6 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended June 30, 2016	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$233,131	$(85,958)	$147,173
Other comprehensive income:
Foreign currency translation	(278)	–	(278)
Unrealized net gain on investments	29,828	(10,440)	19,388
Change in fair value of cash flow hedges	2,081	(791)	1,290
Total comprehensive income	$264,762	$(97,189)	$167,573

Quarter Ended June 30, 2015	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$269,008	$(97,723)	$171,285
Other comprehensive income:
Foreign currency translation	2,533	–	2,533
Unrealized net gain on investments	10,653	(3,728)	6,925
Change in fair value of cash flow hedges	3,370	(1,281)	2,089
Total comprehensive income	$285,564	$(102,732)	$182,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Quarter Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$147,173	$171,285
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	114,021	96,966
Amortization of deferred policy acquisition costs	7,942	4,778
Amortization of debt issuance costs	961	743
Interest credited to policyholders	5,059	5,484
Change in allowance for losses on trade receivables	21	(61)
Change in allowance for inventory reserves	1,221	(248)
Net gain on sale of real and personal property	(18,640)	(45,984)
Net gain on sale of investments	(2,406)	(1,453)
Deferred income taxes	22,733	18,866
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(14,138)	(19,349)
Inventories	(4,391)	(140)
Prepaid expenses	39,828	56,624
Capitalization of deferred policy acquisition costs	(7,252)	(7,137)
Other assets	(3,392)	9,368
Related party assets	4,084	5,666
Accounts payable and accrued expenses	57,099	53,997
Policy benefits and losses, claims and loss expenses payable	1,373	11,669
Other policyholders' funds and liabilities	242	4,700
Deferred income	8,727	8,342
Related party liabilities	781	1,438
Net cash provided by operating activities	361,046	375,554

Cash flow from investing activities:
Purchase of:
Property, plant and equipment	(437,287)	(452,572)
Short term investments	(277,038)	(73,517)
Fixed maturity investments	(166,648)	(47,072)
Equity securities	–	(967)
Preferred stock	–	(2)
Real estate	(3,495)	(23)
Mortgage loans	(62,572)	(82,839)
Proceeds from sales and paydowns of:
Property, plant and equipment	147,196	194,133
Short term investments	279,341	88,332
Fixed maturity investments	55,946	30,340
Equity securities	–	799
Preferred stock	2,000	–
Real estate	831	–
Mortgage loans	94,015	14,306
Net cash used by investing activities	(367,711)	(329,082)

Cash flow from financing activities:
Borrowings from credit facilities	103,338	88,206
Principal repayments on credit facilities	(48,326)	(82,797)
Debt issuance costs	(223)	–
Capital lease payments	(37,405)	(33,974)
Employee Stock Ownership Plan	(1,393)	(1,388)
Securitization deposits	93	–
Common stock dividends paid	(19,586)	–
Investment contract deposits	74,157	33,768
Investment contract withdrawals	(14,051)	(13,215)
Net cash provided (used) by financing activities	56,604	(9,400)

Effects of exchange rate on cash	(4,397)	(3,360)

Increase in cash and cash equivalents	45,542	33,712
Cash and cash equivalents at the beginning of period	600,646	441,850
Cash and cash equivalents at the end of period	$646,188	$475,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO and consolidated entities

notes to condensed consolidatED financial statements

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose any material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2016 and 2015 correspond to fiscal 2017 and 2016 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2016 and the related condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the first quarter of fiscal 2017 and 2016 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 21,548 and 10,851 as of June 30, 2016 and June 30, 2015, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $17.4 million and $17.3 million at June 30, 2016 and March 31, 2016, respectively.

Available-for-Sale Investments

Available-for-sale investments at June 30, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$98,134	$6,159	$–	$(50)	$104,243
U.S. government agency mortgage-backed securities	30,884	1,741	(5)	–	32,620
Obligations of states and political subdivisions	165,322	14,339	(32)	(16)	179,613
Corporate securities	1,232,287	45,160	(7,890)	(16,275)	1,253,282
Mortgage-backed securities	42,850	855	–	(7)	43,698
Redeemable preferred stocks	15,977	530	–	(191)	16,316
Common stocks	17,732	8,700	(10)	(35)	26,387
	$1,603,186	$77,484	$(7,937)	$(16,574)	$1,656,159

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

We sold available-for-sale securities with a fair value of $56.9 million during the first quarter of fiscal 2017. The gross realized gains on these sales totaled $1.1 million. The gross realized losses on these sales totaled $0.6 million.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs, if any, through earnings. There were no write downs in the first quarter of fiscal 2017 or 2016.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for the first quarter of fiscal 2017.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	June 30, 2016		March 31, 2016
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$31,772	$32,158	$48,679	$49,146
Due after one year through five years	298,190	307,633	250,576	256,597
Due after five years through ten years	628,082	644,932	557,984	557,961
Due after ten years	568,583	585,035	560,317	559,833
	1,526,627	1,569,758	1,417,556	1,423,537

Mortgage backed securities	42,850	43,698	42,991	43,404
Redeemable preferred stocks	15,977	16,316	17,977	18,428
Equity securities	17,732	26,387	17,732	25,169
	$1,603,186	$1,656,159	$1,496,256	$1,510,538

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			June 30,	March 31,
	2017 Rate (a)	Maturities	2016	2016
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	6.93%	2023	$202,500	$205,000
Senior mortgages	2.46% - 5.50%	2016 - 2038	1,116,682	1,121,897
Working capital loan (revolving credit)	-	2018	–	–
Fleet loans (amortizing term)	1.95% - 4.76%	2017 - 2023	218,076	218,998
Fleet loan (securitization)	4.90%	2017	60,139	62,838
Fleet loans (revolving credit)	1.60% - 2.30%	2018 - 2021	410,000	347,000
Capital leases (rental equipment)	2.12% - 7.92%	2016 - 2023	778,731	672,825
Other obligations	3.00% - 8.00%	2016 - 2045	63,547	60,200
Less: Debt issuance costs			(22,623)	(23,362)
Total notes, loans and leases payable			$2,827,052	$2,665,396

(a) Interest rate as of June 30, 2016, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of June 30, 2016, the outstanding balance on the Real Estate Loan was $202.5 million. The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At June 30, 2016, the applicable LIBOR was 0.45% and the applicable margin was 1.50%, the sum of which was 1.95%. The rate on the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The interest rate swap expires in August 2018, after which date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of June 30, 2016 were in the aggregate amount of $1,116.7 million and mature between 2016 and 2038. The senior mortgages require monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 4.20% and 5.50%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Additionally, $135.1 million of these loans have variable interest rates comprised of applicable LIBOR base rates between 0.45% and 0.46% plus margins between 2.00% and 2.50%, the sum of which was between 2.46% and 2.95%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $50.0 million. At June 30, 2016 the full $50.0 million was available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2018. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. The interest rate is the applicable LIBOR plus a margin of 1.25%.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of June 30, 2016 was $218.1 million with the final maturities between July 2017 and May 2023.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At June 30, 2016, the applicable LIBOR was between 0.44% and 0.46% and applicable margins were between 1.72% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 4.76% based on current margins. Additionally, $143.6 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

AMERCO and, in some cases, U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At June 30, 2016, the outstanding balance was $60.1 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $75 million, which can be increased to a maximum of $225 million. In June 2016, the loan commitment was increased to $150 million. The loan matures in September 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At June 30, 2016, the applicable LIBOR was 0.45% and the margin was reduced to 1.15% in April 2016, the sum of which was 1.60%. Only interest is paid during the first four years of the loan with principal due monthly over the last nine months. As of June 30, 2016, the outstanding balance was $127.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $100 million, which can be increased to a maximum of $215 million. This loan matures March 2020. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At June 30, 2016, the applicable LIBOR was 0.46% and the margin was 1.15%, the sum of which was 1.61%. Only interest is paid on the loan until the last nine months when principal is due monthly. As of June 30, 2016, the outstanding balance was $88.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $70 million. The loan matures in May 2019. This agreement contains an option to extend the maturity through January 2020. At June 30, 2016, the applicable LIBOR was 0.45% and the margin was 1.85%, the sum of which was 2.30%. Only interest is paid during the first five years of the loan with principal due upon maturity. As of June 30, 2016, the outstanding balance was $70.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $125 million. The loan matures in November 2021. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At June 30, 2016, the applicable LIBOR was 0.46% and the margin was 1.15%, the sum of which was 1.61%. Only interest is paid during the first five years of the loan with principal due monthly over the last nine months. As of June 30, 2016, the outstanding balance was $125.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between five and seven years. During the first quarter of fiscal 2017, we entered into $143.5 million of new capital leases. At June 30, 2016, the balance of our capital leases was $778.7 million. The net book value of the corresponding capitalized assets was $1,065.1 million at June 30, 2016.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Other Obligations

In February 2011, the Company and U.S. Bank, NA (the “Trustee”) entered into the U-Haul Investors Club® Indenture.  The Company and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes”). The U-Notes® are secured by various types of collateral including rental equipment and real estate.  U-Notes are issued in smaller series that vary as to principal amount, interest rate and maturity.  U-Notes are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

At June 30, 2016, the aggregate outstanding principal balance of the U-Notes issued was $68.8 million of which $5.3 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 3.00% and 8.00% and maturity dates range between 2016 and 2045.

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and as such the FHLB has made a deposit with Oxford. As of March 31, 2016, the FHLB made two deposits that totaled $48.4 million. The first deposit is for $30.0 million to which Oxford pays a fixed interest rate of 0.57% due on the maturity date of September 30, 2016. The other deposit is for $18.4 million with a variable rate of 0.48%, which is calculated daily based upon a spread of the overnight FED funds benchmark and is payable monthly. This deposit does not have a scheduled maturity date. The balance of the deposits is included within the balance of Liabilities from investment contracts on the consolidated balance sheet.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt, including capital leases, as of June 30, 2016 for the next five years and thereafter are as follows:

	Year Ended June 30,
	2017	2018	2019	2020	2021	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$412,924	$399,936	$364,383	$379,501	$218,793	$1,051,515

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)
Interest expense	$24,303	$18,542
Capitalized interest	(1,313)	(551)
Amortization of transaction costs	843	743
Interest expense resulting from derivatives	2,811	3,366
Total interest expense	$26,644	$22,100

Interest paid in cash, including payments related to derivative contracts, amounted to $27.2 million and $22.0 million for the first quarter of fiscal 2017 and 2016, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.73%	1.65%
Interest rate at year end	1.72%	1.65%
Maximum amount outstanding during the quarter	$410,000	$191,000
Average amount outstanding during the quarter	$369,637	$180,714
Facility fees	$41	$94

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

(a) forward swap
(b) operating lease

As of June 30, 2016, the total notional amount of our variable interest rate swaps on debt and an operating lease was $277.1 million and $9.0 million, respectively

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Net Liability Derivative Fair Value as of
	June 30, 2016	March 31, 2016
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$12,766	$14,845

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	Quarters Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$2,811	$3,366
Gain recognized in AOCI on interest rate contracts (effective portion)	$(2,081)	$(3,370)
Loss reclassified from AOCI into income (effective portion)	$2,809	$3,360
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$2	$6

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During the first quarter of fiscal 2017, we recognized an increase in the fair value of our cash flow hedges of $1.3 million, net of taxes. Embedded in this change was $2.8 million of losses reclassified from accumulated other comprehensive income to interest expense during the first quarter of fiscal 2017, net of taxes. At June 30, 2016, we expect to reclassify $8.0 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months.

6. Accumulated Other Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2016	$(63,643)	$14,115	$(9,208)	$(1,789)	$(60,525)
Foreign currency translation	(278)	–	–	–	(278)
Unrealized net gain on investments	–	19,388	–	–	19,388
Change in fair value of cash flow hedges	–	–	4,099	–	4,099
Amounts reclassified from AOCI	–	–	(2,809)	–	(2,809)
Other comprehensive income (loss)	(278)	19,388	1,290	–	20,400
Balance at June 30, 2016	$(63,921)	$33,503	$(7,918)	$(1,789)	$(40,125)

7. Stockholders’ Equity

On March 15, 2016, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on April 5, 2016. The dividend was paid on April 21, 2016.

On June 8, 2016, the stockholder’s approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of June 30, 2016, no awards had been issued under this plan.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of June 30, 2016, we have guaranteed $21.6 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Operating lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
	(In thousands)
Year-ended June 30:
2017	$16,187	$13,181	$29,368
2018	15,147	10,829	25,976
2019	14,444	7,329	21,773
2020	15,494	430	15,924
2021	15,346	–	15,346
Thereafter	48,897	–	48,897
Total	$125,515	$31,769	$157,284

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

The case was tried to a jury beginning on September 8, 2014. On September 19, 2014, the Court granted U-Haul’s motion for directed verdict on the issue of punitive damages.  The Court deferred ruling on U-Haul’s motion for directed verdict on its defense that the words “pod” and “pods” were generic terms for a container used for the moving and storage of goods at the time PEI obtained its trademark (“genericness defense”).  Closing arguments were on September 22, 2014.

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

The parties filed a series of post-Judgment motions:

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

On July 19, 2016, the Eleventh Circuit Court of Appeals issued a Memorandum setting oral argument for September 13, 2016, in Jacksonville, Florida.

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

10. Related Party Transactions

As set forth in the Audit Committee Charter and consistent with NASDAQ Listing Rules, our Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance with generally accepted accounting principles (“GAAP”). Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. Our internal processes are designed to ensure that our legal and finance departments identify and monitor potential related party transactions that may require disclosure and Audit Committee oversight.

AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below. Management believes that the transactions described below and in the related notes were completed on terms substantially equivalent to those that would prevail in arm’s-length transactions.

SAC Holding Corporation and SAC Holding II Corporation (collectively “SAC Holdings”) were established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we sold real estate and various self-storage properties to SAC Holdings, and such sales provided significant cash flows to us.

Related Party Revenue

	Quarter Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,223	$1,239
U-Haul interest income revenue from Private Mini	–	1,126
U-Haul management fee revenue from SAC Holdings	5,118	4,814
U-Haul management fee revenue from Private Mini	901	746
U-Haul management fee revenue from Mercury	584	551
	$7,826	$8,476

During the first quarter of fiscal 2017, a subsidiary of ours held a junior unsecured note from SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Willow Grove Holdings LP, which is owned by Mark V. Shoen (a significant stockholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $1.1 million and $1.2 million from SAC Holdings during the first quarter of fiscal 2017 and 2016, respectively. The largest aggregate amount of the note receivable outstanding during the first quarter of fiscal 2017 was $49.3 million and the aggregate note receivable balance at June 30, 2016 was $49.0 million. In accordance with the terms of this note, SAC Holdings may prepay the note without penalty or premium at any time. The scheduled maturity of this note is 2017.

During fiscal 2016, AMERCO held a junior note issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $1.1 million from Private Mini during the first quarter of fiscal 2016. In July 2015, Private Mini repaid its note and all outstanding interest due AMERCO totaling $56.8 million.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $8.7 million and $9.0 million from the above mentioned entities during the first quarter of fiscal 2017 and 2016, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant stockholder) and a trust benefitting the children and grandchild of Edward J. Shoen.

Related Party Costs and Expenses

	Quarter Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$688	$654
U-Haul commission expenses to SAC Holdings	14,701	13,991
U-Haul commission expenses to Private Mini	1,052	980
	$16,441	$15,625

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At June 30, 2016, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and note with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $7.2 million, expenses of $0.7 million and cash flows of $6.6 million during the first quarter of fiscal 2017. Revenues and commission expenses related to the Dealer Agreements were $72.5 million and $15.8 million, respectively during the first quarter of fiscal 2017.

Pursuant to the variable interest entity model under Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), Management determined that the junior note of SAC Holdings as well as the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represents potential variable interests for us. Management evaluated whether it should be identified as the primary beneficiary of one or more of these VIEs using a two-step approach in which management (i) identified all other parties that hold interests in the VIEs, and (ii) determined if any variable interest holder has the power to direct the activities of the VIEs that most significantly impact their economic performance.

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

We have not provided financial or other support explicitly or implicitly during the quarter ended June 30, 2016 to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	June 30,	March 31,
	2016	2016
	(Unaudited)
	(In thousands)
U-Haul receivable from Private Mini	$2,661	$2,752
U-Haul notes receivable from SAC Holding Corporation	49,035	49,322
U-Haul interest receivable from SAC Holdings	5,061	4,970
U-Haul receivable from SAC Holdings	19,809	20,375
U-Haul receivable from Mercury	4,854	8,016
Other (a)	(608)	299
	$80,812	$85,734

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

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$634,665	$9,439	$2,084	$–		$646,188
Reinsurance recoverables and trade receivables, net	45,166	112,399	31,752	–		189,317
Inventories, net	82,923	–	–	–		82,923
Prepaid expenses	94,540	–	–	–		94,540
Investments, fixed maturities and marketable equities	–	248,016	1,408,143	–		1,656,159
Investments, other	23,274	53,775	203,811	–		280,860
Deferred policy acquisition costs, net	–	–	126,830	–		126,830
Other assets	77,372	740	2,355	–		80,467
Related party assets	84,329	12,326	562	(16,405)	(c)	80,812
	1,042,269	436,695	1,775,537	(16,405)		3,238,096

Investment in subsidiaries	459,239	–	–	(459,239)	(b)	–

Property, plant and equipment, at cost:
Land	603,246	–	–	–		603,246
Buildings and improvements	2,289,715	–	–	–		2,289,715
Furniture and equipment	422,404	–	–	–		422,404
Rental trailers and other rental equipment	479,071	–	–	–		479,071
Rental trucks	3,702,784	–	–	–		3,702,784
	7,497,220	–	–	–		7,497,220
Less: Accumulated depreciation	(2,191,507)	–	–	–		(2,191,507)
Total property, plant and equipment	5,305,713	–	–	–		5,305,713
Total assets	$6,807,221	$436,695	$1,775,537	$(475,644)		$8,543,809

(a) Balances as of March 31, 2016
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of June 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$474,414	$1,396	$4,306	$–		$480,116
Notes, loans and leases payable	2,827,052	–	–	–		2,827,052
Policy benefits and losses, claims and loss expenses payable	384,710	251,072	436,946	–		1,072,728
Liabilities from investment contracts	–	–	1,016,653	–		1,016,653
Other policyholders' funds and liabilities	–	3,024	5,867	–		8,891
Deferred income	31,506	–	–	–		31,506
Deferred income taxes	656,252	9,586	21,738	–		687,576
Related party liabilities	14,000	2,317	88	(16,405)	(c)	–
Total liabilities	4,387,934	267,395	1,485,598	(16,405)		6,124,522

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	451,983	91,120	26,271	(117,601)	(b)	451,773
Accumulated other comprehensive income (loss)	(40,125)	7,474	26,029	(33,503)	(b)	(40,125)
Retained earnings	2,680,604	67,405	235,139	(302,334)	(b)	2,680,814
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(6,022)	–	–	–		(6,022)
Total stockholders' equity	2,419,287	169,300	289,939	(459,239)		2,419,287
Total liabilities and stockholders' equity	$6,807,221	$436,695	$1,775,537	$(475,644)		$8,543,809

(a) Balances as of March 31, 2016
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$585,666	$14,049	$931	$–		$600,646
Reinsurance recoverables and trade receivables, net	34,451	111,978	28,781	–		175,210
Inventories, net	79,756	–	–	–		79,756
Prepaid expenses	134,300	–	–	–		134,300
Investments, fixed maturities and marketable equities	–	238,570	1,271,968	–		1,510,538
Investments, other	21,431	47,374	241,267	–		310,072
Deferred policy acquisition costs, net	–	–	136,386	–		136,386
Other assets	71,719	3,088	2,403	–		77,210
Related party assets	88,022	12,465	613	(15,366)	(c)	85,734
	1,015,345	427,524	1,682,349	(15,366)		3,109,852

Investment in subsidiaries	432,277	–	–	(432,277)	(b)	–

Property, plant and equipment, at cost:
Land	587,347	–	–	–		587,347
Buildings and improvements	2,187,400	–	–	–		2,187,400
Furniture and equipment	399,943	–	–	–		399,943
Rental trailers and other rental equipment	462,379	–	–	–		462,379
Rental trucks	3,514,175	–	–	–		3,514,175
	7,151,244	–	–	–		7,151,244
Less: Accumulated depreciation	(2,133,733)	–	–	–		(2,133,733)
Total property, plant and equipment	5,017,511	–	–	–		5,017,511
Total assets	$6,465,133	$427,524	$1,682,349	$(447,643)		$8,127,363

(a) Balances as of December 31, 2015
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$492,982	$1,535	$8,096	$–		$502,613
Notes, loans and leases payable	2,665,396	–	–	–		2,665,396
Policy benefits and losses, claims and loss expenses payable	386,366	252,819	432,227	–		1,071,412
Liabilities from investment contracts	–	–	951,490	–		951,490
Other policyholders' funds and liabilities	–	3,017	5,633	–		8,650
Deferred income	22,784	–	–	–		22,784
Deferred income taxes	633,061	7,526	13,025	–		653,612
Related party liabilities	13,138	2,067	161	(15,366)	(c)	–
Total liabilities	4,213,727	266,964	1,410,632	(15,366)		5,875,957

Stockholders' equity :
Series preferred stock:	–	–	–	–		–
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	451,839	91,120	26,271	(117,601)	(b)	451,629
Accumulated other comprehensive income (loss)	(60,525)	3,611	10,504	(14,115)	(b)	(60,525)
Retained earnings	2,533,431	62,528	232,442	(294,760)	(b)	2,533,641
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(6,186)	–	–	–		(6,186)
Total stockholders' equity	$2,251,406	160,560	271,717	(432,277)		2,251,406
Total liabilities and stockholders' equity	6,465,133	$427,524	$1,682,349	$(447,643)		$8,127,363

(a) Balances as of December 31, 2015
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statement of operations by industry segment for the quarter ended June 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$647,116	$–	$–	$(780)	(c)	$646,336
Self-storage revenues	67,722	–	–	–		67,722
Self-moving and self-storage products and service sales	77,303	–	–	–		77,303
Property management fees	6,604	–	–	–		6,604
Life insurance premiums	–	–	40,892	–		40,892
Property and casualty insurance premiums	–	11,255	–	–		11,255
Net investment and interest income	2,112	5,630	19,994	(187)	(b)	27,549
Other revenue	44,974	–	909	(135)	(b)	45,748
Total revenues	845,831	16,885	61,795	(1,102)		923,409

Costs and expenses:
Operating expenses	373,672	6,285	6,031	(906)	(b,c)	385,082
Commission expenses	73,816	–	–	–		73,816
Cost of sales	43,362	–	–	–		43,362
Benefits and losses	–	3,097	43,906	–		47,003
Amortization of deferred policy acquisition costs	–	–	7,942	–		7,942
Lease expense	11,095	–	–	(47)	(b)	11,048
Depreciation, net of (gains) losses on disposals	95,381	–	–	–		95,381
Total costs and expenses	597,326	9,382	57,879	(953)		663,634

Earnings from operations before equity in earnings of subsidiaries	248,505	7,503	3,916	(149)		259,775

Equity in earnings of subsidiaries	7,574	–	–	(7,574)	(d)	–

Earnings from operations	256,079	7,503	3,916	(7,723)		259,775
Interest expense	(26,793)	–	–	149	(b)	(26,644)
Pretax earnings	229,286	7,503	3,916	(7,574)		233,131
Income tax expense	(82,113)	(2,626)	(1,219)	–		(85,958)
Earnings available to common shareholders	$147,173	$4,877	$2,697	$(7,574)		$147,173

(a) Balances for the quarter ended March 31, 2016
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry for the quarter ended June 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$630,039	$–	$–	$(753)	(c)	$629,286
Self-storage revenues	57,191	–	–	–		57,191
Self-moving and self-storage products and service sales	77,258	–	–	–		77,258
Property management fees	6,111	–	–	–		6,111
Life insurance premiums	–	–	40,266	–		40,266
Property and casualty insurance premiums	–	10,556	–	–		10,556
Net investment and interest income	2,817	4,334	15,020	(199)	(b)	21,972
Other revenue	41,424	–	783	(42)	(b)	42,165
Total revenues	814,840	14,890	56,069	(994)		884,805

Costs and expenses:
Operating expenses	351,855	6,339	5,762	(787)	(b,c)	363,169
Commission expenses	73,058	–	–	–		73,058
Cost of sales	41,255	–	–	–		41,255
Benefits and losses	–	2,073	41,318	–		43,391
Amortization of deferred policy acquisition costs	–	–	4,778	–		4,778
Lease expense	17,111	–	–	(47)	(b)	17,064
Depreciation, net of (gains) losses on disposals	50,982	–	–	–		50,982
Total costs and expenses	534,261	8,412	51,858	(834)		593,697

Earnings from operations before equity in earnings of subsidiaries	280,579	6,478	4,211	(160)		291,108

Equity in earnings of subsidiaries	6,950	–	–	(6,950)	(d)	–

Earnings from operations	287,529	6,478	4,211	(7,110)		291,108
Interest expense	(22,260)	–	–	160	(b)	(22,100)
Pretax earnings	265,269	6,478	4,211	(6,950)		269,008
Income tax expense	(93,984)	(2,267)	(1,472)	–		(97,723)
Earnings available to common shareholders	$171,285	$4,211	$2,739	$(6,950)		$171,285

(a) Balances for the quarter ended March 31, 2015
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$147,173	$4,877	$2,697	$(7,574)	$147,173
Earnings from consolidated subsidiaries	(7,574)	–	–	7,574	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	114,021	–	–	–	114,021
Amortization of deferred policy acquisition costs	–	–	7,942	–	7,942
Amortization of debt issuance costs	961	–	–	–	961
Interest credited to policyholders	–	–	5,059	–	5,059
Change in allowance for losses on trade receivables	21	–	–	–	21
Change in allowance for inventory reserve	1,221	–	–	–	1,221
Net gain on sale of real and personal property	(18,640)	–	–	–	(18,640)
Net gain on sale of investments	–	(2,163)	(243)	–	(2,406)
Deferred income taxes	22,401	(21)	353	–	22,733
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(10,746)	(421)	(2,971)	–	(14,138)
Inventories	(4,391)	–	–	–	(4,391)
Prepaid expenses	39,828	–	–	–	39,828
Capitalization of deferred policy acquisition costs	–	–	(7,252)	–	(7,252)
Other assets	(5,817)	2,377	48	–	(3,392)
Related party assets	3,687	397	–	–	4,084
Accounts payable and accrued expenses	58,699	(142)	(1,458)	–	57,099
Policy benefits and losses, claims and loss expenses payable	(1,600)	(1,746)	4,719	–	1,373
Other policyholders' funds and liabilities	–	8	234	–	242
Deferred income	8,727	–	–	–	8,727
Related party liabilities	861	(7)	(73)	–	781
Net cash provided (used) by operating activities	348,832	3,159	9,055	–	361,046

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(437,287)	–	–	–	(437,287)
Short term investments	–	(18,901)	(258,137)	–	(277,038)
Fixed maturities investments	–	(13,469)	(153,179)	–	(166,648)
Real estate	(3,495)	–	–	–	(3,495)
Mortgage loans	(1,838)	(3,063)	(57,671)	–	(62,572)
Proceeds from sales and paydowns of:
Property, plant and equipment	147,196	–	–	–	147,196
Short term investments	–	11,246	268,095	–	279,341
Fixed maturities investments	–	8,201	47,745	–	55,946
Preferred stock	–	2,000	–	–	2,000
Real estate	–	–	831	–	831
Mortgage loans	3,490	6,217	84,308	–	94,015
Net cash provided (used) by investing activities	(291,934)	(7,769)	(68,008)	–	(367,711)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2016

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	103,338	–	–	–	103,338
Principal repayments on credit facilities	(48,326)	–	–	–	(48,326)
Debt issuance costs	(223)	–	–	–	(223)
Capital lease payments	(37,405)	–	–	–	(37,405)
Employee Stock Ownership Plan	(1,393)	–	–	–	(1,393)
Securitization deposits	93	–	–	–	93
Common stock dividends paid	(19,586)	–	–	–	(19,586)
Investment contract deposits	–	–	74,157	–	74,157
Investment contract withdrawals	–	–	(14,051)	–	(14,051)
Net cash provided (used) by financing activities	(3,502)	–	60,106	–	56,604

Effects of exchange rate on cash	(4,397)	–	–	–	(4,397)

Increase (decrease) in cash and cash equivalents	48,999	(4,610)	1,153	–	45,542
Cash and cash equivalents at beginning of period	585,666	14,049	931	–	600,646
Cash and cash equivalents at end of period	$634,665	$9,439	$2,084	$–	$646,188
	(page 2 of 2)
(a) Balance for the period ended March 31, 2016

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$171,285	$4,211	$2,739	$(6,950)	$171,285
Earnings from consolidated subsidiaries	(6,950)	–	–	6,950	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	96,966	–	–	–	96,966
Amortization of deferred policy acquisition costs	–	–	4,778	–	4,778
Amortization of debt issuance costs	743	–	–	–	743
Interest credited to policyholders	–	–	5,484	–	5,484
Change in allowance for losses on trade receivables	(61)	–	–	–	(61)
Change in allowance for inventory reserve	(248)	–	–	–	(248)
Net gain on sale of real and personal property	(45,984)	–	–	–	(45,984)
Net gain on sale of investments	–	(781)	(672)	–	(1,453)
Deferred income taxes	19,675	1,004	(1,813)	–	18,866
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(17,122)	(1,576)	(651)	–	(19,349)
Inventories	(140)	–	–	–	(140)
Prepaid expenses	56,624	–	–	–	56,624
Capitalization of deferred policy acquisition costs	–	–	(7,137)	–	(7,137)
Other assets	8,494	831	43	–	9,368
Related party assets	5,496	170	–	–	5,666
Accounts payable and accrued expenses	52,642	(232)	1,587	–	53,997
Policy benefits and losses, claims and loss expenses payable	6,074	(908)	6,503	–	11,669
Other policyholders' funds and liabilities	–	(193)	4,893	–	4,700
Deferred income	8,342	–	–	–	8,342
Related party liabilities	830	146	462	–	1,438
Net cash provided (used) by operating activities	356,666	2,672	16,216	–	375,554

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(452,572)	–	–	–	(452,572)
Short term investments	–	(11,824)	(61,693)	–	(73,517)
Fixed maturities investments	–	(9,827)	(37,245)	–	(47,072)
Equity securities	–	–	(967)	–	(967)
Preferred stock	–	(2)	–	–	(2)
Real estate	–	(6)	(17)	–	(23)
Mortgage loans	(8,226)	–	(74,613)	–	(82,839)
Proceeds from sales and paydowns of:
Property, plant and equipment	194,133	–	–	–	194,133
Short term investments	–	10,298	78,034	–	88,332
Fixed maturities investments	–	6,221	24,119	–	30,340
Equity securities	–	–	799	–	799
Mortgage loans	1,075	4,064	9,167	–	14,306
Net cash provided (used) by investing activities	(265,590)	(1,076)	(62,416)	–	(329,082)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2015

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	41,206	–	47,000	–	88,206
Principal repayments on credit facilities	(65,797)	–	(17,000)	–	(82,797)
Capital lease payments	(33,974)	–	–	–	(33,974)
Employee Stock Ownership Plan - repayments from loan	(1,388)	–	–	–	(1,388)
Investment contract deposits	–	–	33,768	–	33,768
Investment contract withdrawals	–	–	(13,215)	–	(13,215)
Net cash provided (used) by financing activities	(59,953)	–	50,553	–	(9,400)

Effects of exchange rate on cash	(3,360)	–	–	–	(3,360)

Increase in cash and cash equivalents	27,763	1,596	4,353	–	33,712
Cash and cash equivalents at beginning of period	431,873	8,495	1,482	–	441,850
Cash and cash equivalents at end of period	$459,636	$10,091	$5,835	$–	$475,562
	(page 1 of 2)
(a) Balance for the period ended March 31, 2015

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands U.S. $'s)
Quarter Ended June 30, 2016
Total revenues	$880,947	$42,462	$923,409
Depreciation and amortization, net of (gains) losses on disposal	102,000	1,323	103,323
Interest expense	26,644	–	26,644
Pretax earnings	224,913	8,218	233,131
Income tax expense	83,745	2,213	85,958
Identifiable assets	8,269,109	274,700	8,543,809

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands U.S. $'s)
Quarter Ended June 30, 2015
Total revenues	$841,463	$43,342	$884,805
Depreciation and amortization, net of (gains) losses on disposal	56,739	(979)	55,760
Interest expense	21,989	111	22,100
Pretax earnings	259,127	9,881	269,008
Income tax expense	95,095	2,628	97,723
Identifiable assets	6,874,093	216,541	7,090,634

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$256	$240
Interest cost on accumulated postretirement benefit	204	188
Other components	22	9
Net periodic postretirement benefit cost	$482	$437

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheet as of June 30, 2016 and March 31, 2016 that are subject to ASC 820 and the valuation approach applied to each of these items.

As of June 30, 2016	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$556,773	$556,571	$202	$–
Fixed maturities - available for sale	1,613,457	99,274	1,513,847	336
Preferred stock	16,315	16,315	–	–
Common stock	26,387	26,387	–	–
Derivatives	3,353	3,353	–	–
Total	$2,216,285	$701,900	$1,514,049	$336

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	12,766	–	12,766	–
Total	$12,766	$–	$12,766	$–

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

As of March 31, 2016	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets
Short-term investments	$499,491	$499,288	$203	$–
Fixed maturities - available for sale	1,466,941	96,328	1,370,275	338
Preferred stock	18,428	18,428	–	–
Common stock	25,169	25,169	–	–
Derivatives	3,344	3,344	–	–
Total	$2,013,373	$642,557	$1,370,478	$338

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	14,845	–	14,845	–
Total	$14,845	$–	$14,845	$–

The following table represents the fair value measurements for our assets at June 30, 2016 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2016	$338

Fixed Maturities - Asset Backed Securities - redeemed	(3)
Fixed Maturities - Asset Backed Securities - net gain (realized)	–
Fixed Maturities - Asset Backed Securities - net loss (unrealized)	1
Balance at June 30, 2016	$336

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2017.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

AMERCO, a Nevada corporation, has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose any material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2016 and 2015 correspond to fiscal 2017 and 2016 for AMERCO.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities, portable moving and storage units and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage rooms and portable moving and storage units available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our eMove® capabilities.

Property and Casualty Insurance is focused on providing and administering property and casualty insurance to U-Haul and its customers, its independent dealers and affiliates.

Life Insurance is focused on long-term capital growth through direct writing and reinsuring of life insurance, Medicare supplement and annuity products in the senior marketplace.

Description of Operating Segments

AMERCO’s three reportable segments are:

  Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate,
  Property and Casualty Insurance, comprised of Repwest and its wholly-owned subsidiaries and ARCOA, and
  Life Insurance, comprised of Oxford and its wholly-owned subsidiaries.

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

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of the changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, the Company has changed its depreciation policy to raise the value threshold before certain assets are capitalized. This change in procedure, results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. This change in procedure is expected to benefit the Company through the immediate recognition of tax deductible costs.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the first quarter of fiscal 2017 or 2016.

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

Adoption of New Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance was effective for interim periods and the annual period beginning after December 15, 2015. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for interim periods and annual period beginning after December 15, 2018; however early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements. For the last nine years, we have reported a discounted estimate of the off-balance sheet lease obligations in our MD&A.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This update will require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. This update will become effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or the SEC that are adopted by us as of the specified effective date. Unless otherwise discussed, these ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore will have minimal, if any, impact on our financial position or results of operations upon adoption.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2016 compared with the Quarter Ended June 30, 2015

Listed below, on a consolidated basis, are revenues for our major product lines for the first quarter of fiscal 2017 and the first quarter of fiscal 2016:

	Quarter Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$646,336	$629,286
Self-storage revenues	67,722	57,191
Self-moving and self-storage products and service sales	77,303	77,258
Property management fees	6,604	6,111
Life insurance premiums	40,892	40,266
Property and casualty insurance premiums	11,255	10,556
Net investment and interest income	27,549	21,972
Other revenue	45,748	42,165
Consolidated revenue	$923,409	$884,805

Self-moving equipment rental revenues increased $17.1 million during the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016.  We continued to open new Company owned and operated locations during the quarter and increased the number of trucks in our rental fleet.  Revenue increased primarily from transaction gains.

Self-storage revenues increased $10.5 million during the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016.  The average monthly amount of occupied square feet increased by 14.2% during the first quarter of fiscal 2017 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 4.2 million net rentable square feet or a 20.3% increase, with approximately 1.0 million of that coming on during the first quarter of fiscal 2017.

Life insurance premiums increased $0.6 million during the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016 due primarily to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.7 million during the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016 due to an increase in Safetow and Safestor sales which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $5.6 million during the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016 due to a larger invested asset base at our insurance companies and gains generated from our mortgage loan portoflio.  This was partially offset by decreased interest income at Moving and Storage resulting from reduced note balances due from SAC Holdings and Private Mini.

Other revenue increased $3.6 million during the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016, primarily coming from our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $923.4 million for the first quarter of fiscal 2017, compared with $884.8 million for the first quarter of fiscal 2016.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2017 and the first quarter of fiscal 2016. The insurance companies first quarters ended March 31, 2016 and 2015.

	Quarter Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$845,831	$814,840
Earnings from operations before equity in earnings of subsidiaries	248,505	280,579
Property and casualty insurance
Revenues	16,885	14,890
Earnings from operations	7,503	6,478
Life insurance
Revenues	61,795	56,069
Earnings from operations	3,916	4,211
Eliminations
Revenues	(1,102)	(994)
Earnings from operations before equity in earnings of subsidiaries	(149)	(160)
Consolidated Results
Revenues	923,409	884,805
Earnings from operations	259,775	291,108

Total costs and expenses increased $69.9 million during the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016. Our insurance segments accounted for $7.0 million of the increase primarily due to increased benefit costs. Moving and Storage total costs and expenses increased $63.1 million. Operating expenses for Moving and Storage increased $21.8 million, largely from increased personnel costs, equipment maintenance, property tax and a change in the accounting policy for the expensing of smaller capital items.  Depreciation expense increased $17.1 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $27.3 million. This resulted in an increase of $44.4 million in depreciation expense, net. Compared with the first quarter of last year we have sold fewer used trucks.  On average, the trucks that we have sold this year have had a higher average cost versus the trucks sold last year at this time.  Lease expense decreased $6.0 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases; this ongoing shift in financing allocation also contributes to the increase in depreciation expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $259.8 million for the first quarter of fiscal 2017, compared with $291.1 million for the first quarter of fiscal 2016.

Interest expense for the first quarter of fiscal 2017 was $26.6 million, compared with $22.1 million for the first quarter of fiscal 2016 primarily due to increased borrowings.

Income tax expense was $86.0 million for the first quarter of fiscal 2017, compared with $97.7 million for the first quarter of fiscal 2016.

As a result of the above mentioned items, earnings available to common shareholders were $147.2 million for the first quarter of fiscal 2017, compared with $171.3 million for the first quarter of fiscal 2016.

Basic and diluted earnings per share for the first quarter of fiscal 2017 were $7.51, compared with $8.74 for the first quarter of fiscal 2016.

The weighted average common shares outstanding basic and diluted were 19,586,069 for the first quarter of fiscal 2017, compared with 19,596,129 for the first quarter of fiscal 2016.

Moving and Storage

Quarter Ended June 30, 2016 compared with the Quarter Ended June 30, 2015

Listed below are revenues for our major product lines at Moving and Storage for the first quarter of fiscal 2017 and the first quarter of fiscal 2016:

	Quarter Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$647,116	$630,039
Self-storage revenues	67,722	57,191
Self-moving and self-storage products and service sales	77,303	77,258
Property management fees	6,604	6,111
Net investment and interest income	2,112	2,817
Other revenue	44,974	41,424
Moving and Storage revenue	$845,831	$814,840

Self-moving equipment rental revenues increased $17.1 million during the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016.  We continued to open new Company owned and operated locations during the quarter and increased the number of trucks in our rental fleet.  Revenue increased primarily from transaction gains.

Self-storage revenues increased $10.5 million during the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016.  The average monthly amount of occupied square feet increased by 14.2% during the first quarter of fiscal 2017 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 4.2 million net rentable square feet or a 20.3% increase, with approximately 1.0 million of that coming on during the first quarter of fiscal 2017.

Net investment and interest income decreased $0.7 million during the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016. Reduced note balances due from SAC Holdings and Private Mini resulted in decreased interest income.

Other revenue increased $3.6 million during the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016 caused primarily by the U-BoxTM program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of June 30	287	237
Square footage as of June 30	24,941	20,735
Average monthly number of rooms occupied	219	194
Average monthly occupancy rate based on room count	77.4%	82.5%
Average monthly square footage occupied	19,791	17,334

Over the last twelve months we added approximately 4.2 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 19.8%.

Total costs and expenses increased $63.1 million during the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016.  Operating expenses for Moving and Storage increased $21.8 million largely from increased personnel costs, equipment maintenance, property tax and a change in the accounting policy for the expensing of smaller capital items.  Depreciation expense increased $17.1 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $27.3 million. This resulted in an increase of $44.4 million in depreciation expense, net. Compared with the first quarter of last year we have sold fewer used trucks.  On average, the trucks that we have sold this year have had a higher average cost versus the trucks sold last year at this time.  Lease expense decreased $6.0 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases; this ongoing shift in financing allocation also contributes to the increase in depreciation expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $248.5 million for the first quarter of fiscal 2017, compared with $280.6 million for the first quarter of fiscal 2016.

Equity in the earnings of AMERCO’s insurance subsidiaries was $7.6 million for the first quarter of fiscal 2017, compared with $7.0 million for the first quarter of fiscal 2016.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $256.1 million for the first quarter of fiscal 2017, compared with $287.5 million for the first quarter of fiscal 2016.

Property and Casualty Insurance

Quarter Ended March 31, 2016 compared with the Quarter Ended March 31, 2015

Net premiums were $11.3 million and $10.6 million for the quarters ended March 31, 2016 and 2015, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same time period.

Net investment and interest income was $5.6 million and $4.3 million for the quarters ended March 31, 2016 and 2015, respectively. The increase was primarily due to $1.9 million in gains on the repayment of mortgage loans compared with $1.0 million for the same period last year.

Net operating expenses were $6.3 million for both the quarters ended March 31, 2016 and 2015, respectively. Increase in current year commission expense was offset by various reductions in operating costs.

Benefits and losses incurred were $3.1 million and $2.1 million for the quarters ended March 31, 2016 and 2015, respectively. The increase was primarily due to $0.3 million of adverse development during the quarter ended March 31, 2016 coupled with $0.6 million of positive reserve development in the quarter ended March 31, 2015. The majority of the reserve development in both years occurred in the Safe Programs.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.5 million and $6.5 million for the quarters ended March 31, 2016 and 2015, respectively.

Life Insurance

Quarter Ended March 31, 2016 compared with the Quarter Ended March 31, 2015

Net premiums were $40.9 million and $40.3 million for the quarters ended March 31, 2016 and 2015, respectively. Medicare supplement premiums increased $0.5 million. Life and other premiums increased $0.1 million primarily as a result of premium renewals on final expense policies. Annuity deposits, which are accounted for on the balance sheet as deposits, were $55.8 million, an increase of $22.0 million compared with the same period last year.

Net investment and interest income was $20.0 million and $15.0 million for the quarters ended March 31, 2016 and 2015, respectively. The increase in investment income was attributable to gains from our mortgage loan portfolio in addition to increased investment income from a larger asset base.

Net operating expenses were $6.0 million and $5.8 million for the quarters ended March 31, 2016 and 2015, respectively. The moderate increase was primarily due to the increased administrative expenses supporting new sales.

Benefits and losses incurred were $43.9 million and $41.3 million for the quarters ended March 31, 2016 and 2015, respectively. Medicare supplement benefits increased $2.7 million. This increase was primarily due to additional policies in force from prior and current year sales.  Interest credited to policyholders decreased $0.2 million primarily as a result of decreased interest credited on policyholder accounts indexed to an S&P index.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $7.9 million and $4.8 million for the quarters ended March 31, 2016 and 2015, respectively. The increase was due to additional DAC amortization generated by the investment gains along with increased amortization associated with a larger DAC asset base.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $3.9 million and $4.2 million for the quarters ended March 31, 2016 and 2015, respectively.

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

At June 30, 2016, cash and cash equivalents totaled $646.2 million, compared with $600.6 million at March 31, 2016. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of June 30, 2016 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$634,665	$9,439	$2,084
Other financial assets	152,769	426,516	1,644,268
Debt obligations	2,827,052	–	–

(a) As of March 31, 2016

At June 30, 2016, Moving and Storage had additional cash available under existing credit facilities of $85.0 million.

Net cash provided by operating activities decreased $14.5 million in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.  The decrease was mostly split between Moving and Storage and the Life insurance segment.

Net cash used in investing activities increased $38.6 million in the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, decreased $15.3 million. Cash from the sales of property, plant and equipment decreased $46.9 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $12.3 million due to additional investment purchases.

Net cash provided by financing activities increased $66.0 million in the first quarter of fiscal 2017, as compared with the first quarter of fiscal 2016.  This was due to a combination of decreased debt and capital lease repayments of $31.1 million, an increase in cash from borrowings of $15.1 million and an increase in net annuity deposits from Life Insurance of $39.6 million, offset by a $19.6 million dividend payment.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2017, we will reinvest in our truck and trailer rental fleet approximately $625 million, net of equipment sales excluding any lease buyouts. Through the first quarter of fiscal 2017, we have invested, net of equipment sales, approximately $273 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2017 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2017 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first quarter of fiscal 2017, we invested approximately $124 million in real estate acquisitions, new construction and renovation and major repair. For fiscal 2017, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $290.1 million and $258.4 million for the first quarter of fiscal 2017 and 2016, respectively. The components of our net capital expenditures are provided in the following table:

	Quarter Ended June 30,
	2016	2015
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$418,975	$310,145
Equipment lease buyouts	7,864	38,608
Purchases of real estate, construction and renovations	123,531	113,070
Other capital expenditures	30,289	21,174
Gross capital expenditures	580,659	482,997
Less: Lease proceeds	(143,372)	(30,425)
Less: Sales of property, plant and equipment	(147,196)	(194,133)
Net capital expenditures	290,091	258,439

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

We believe that stockholder’s equity at Property and Casualty remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Property and Casualty stockholder’s equity was $169.3 million and $160.6 million at March 31, 2016 and December 31, 2015, respectively. The increase resulted from net earnings of $4.9 million and an increase in other comprehensive income of $3.9 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the quarter ended March 31, 2016 were $60.1 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $289.9 million and $271.7 million at March 31, 2016 and December 31, 2015, respectively. The increase resulted from net earnings of $2.7 million and an increase in other comprehensive income of $15.5 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of March 31, 2016, Oxford had outstanding deposits of $48.4 million through their membership in the Federal Home Loan Bank system (“FHLB”).  For a more detailed discussion of this deposit, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $348.8 million and $356.7 million for the first quarter of fiscal 2017 and 2016, respectively.

Property and Casualty Insurance

Net cash provided by operating activities were $3.2 million and $2.7 million for the first quarters ended March 31, 2016 and 2015, respectively. The increase was primarily driven by earnings.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $27.3 million and $24.3 million at March 31, 2016 and December 31, 2015, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $9.1 million and $16.2 million for the first quarter ended March 31, 2016 and 2015, respectively. Operating cash flows decreased due to timing of collection of receivables and settlement of payables, offset by a reduction in federal income taxes paid.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. At March 31, 2016 and December 31, 2015, cash and cash equivalents and short-term investments amounted to $16.8 million and $25.5 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At June 30, 2016, we had available borrowing capacity under existing credit facilities of $85.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At June 30, 2016, we had $0.3 million of available-for-sale assets classified in Level 3.

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

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Disclosures about Contractual Obligations and Commercial Commitments in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $21.6 million of residual values at June 30, 2016 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $51.2 million at June 30, 2016.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $8.7 million and $9.0 million from the above mentioned entities during the first quarter of fiscal 2017 and 2016, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Willow Grove Holding LP, which is owned by Mark V. Shoen (a significant shareholder), and various trusts associated with Edward J. Shoen and Mark V. Shoen. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder) and a trust benefitting the children and grandchild of Edward J. Shoen (our Chairman of the Board, President and a significant shareholder).

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.7 million in the first quarters of both fiscal 2017 and 2016, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At June 30, 2016, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $15.8 million and $15.0 million in commissions pursuant to such dealership contracts during the first quarter of fiscal 2017 and 2016, respectively.

During the first quarter of fiscal 2017, a subsidiary of ours held a junior unsecured note of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $1.2 million and $1.2 million, and received cash interest payments of $1.1 million and $1.2 million, from SAC Holdings during the first quarter of fiscal 2017 and 2016, respectively. The largest aggregate amount of the note receivable outstanding during the first quarter of fiscal 2017 was $49.3 million and the aggregate note receivable balance at June 30, 2016 was $49.0 million. In accordance with the terms of this note, SAC Holdings may prepay the note without penalty or premium at any time. The scheduled maturity of this note is 2017.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $7.2 million, expenses of $0.7 million and cash flows of $6.6 million during the first quarter of fiscal 2017. Revenues and commission expenses related to the Dealer Agreements were $72.5 million and $15.8 million, respectively during the first quarter of fiscal 2017.

Fiscal 2017 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals. Revenue in the U-Move program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to adverse economic conditions or heightened competition that is beyond our control.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at June 30, 2016:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$201,666		$(11,133)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
5,300	(a)	(87)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
10,000	(a)	(309)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
19,917	(a)	(486)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
8,050	(a)	(183)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
8,954	(b)	(156)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
11,042		(171)	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
21,150		(241)	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of June 30, 2016, we had $822.0 million of variable rate debt obligations and $9.0 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $5.4 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.6% and 4.9% of our revenue was generated in Canada during the first quarter of fiscal 2017 and 2016, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 4. Controls and Procedures

Attached as exhibits to this Quarterly Report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in the section Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the most recently completed fiscal quarter covered by this Quarterly Report. Our Disclosure Controls are designed to reasonably ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to reasonably ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective related to the above stated design purposes.

Inherent Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
10.1	Property Management Agreement among Six-SAC Self-Storage Corporation and certain subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 27, 2016, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2016	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: August 3, 2016	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)