Form 10-Q
period 2016-09-30
AMERCO /NV/
filed 2016-11-09
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 1, 2016

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	September 30,	March 31,
	2016	2016
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$921,327	$600,646
Reinsurance recoverables and trade receivables, net	183,243	175,210
Inventories, net	81,609	79,756
Prepaid expenses	87,968	134,300
Investments, fixed maturities and marketable equities	1,632,420	1,510,538
Investments, other	382,065	310,072
Deferred policy acquisition costs, net	118,652	136,386
Other assets	85,600	77,210
Related party assets	80,171	85,734
	3,573,055	3,109,852
Property, plant and equipment, at cost:
Land	616,969	587,347
Buildings and improvements	2,401,802	2,187,400
Furniture and equipment	448,990	399,943
Rental trailers and other rental equipment	490,451	462,379
Rental trucks	3,720,268	3,514,175
	7,678,480	7,151,244
Less: Accumulated depreciation	(2,244,417)	(2,133,733)
Total property, plant and equipment	5,434,063	5,017,511
Total assets	$9,007,118	$8,127,363
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$438,921	$502,613
Notes, loans and leases payable	2,992,490	2,665,396
Policy benefits and losses, claims and loss expenses payable	1,088,128	1,071,412
Liabilities from investment contracts	1,043,129	951,490
Other policyholders' funds and liabilities	10,211	8,650
Deferred income	27,801	22,784
Deferred income taxes	791,524	653,612
Total liabilities	6,392,204	5,875,957

Commitments and contingencies (notes 4, 8 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of September 30 and March 31, 2016	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2016	–	–
Series common stock, with or without par value, 250,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2016	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of September 30 and March 31, 2016	10,497	10,497
Additional paid-in capital	451,909	451,629
Accumulated other comprehensive loss	(19,890)	(60,525)
Retained earnings	2,857,289	2,533,641
Cost of common shares in treasury, net (22,377,912 shares as of September 30 and March 31, 2016)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of September 30 and March 31, 2016)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(7,241)	(6,186)
Total stockholders' equity	2,614,914	2,251,406
Total liabilities and stockholders' equity	$9,007,118	$8,127,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$711,710	$698,219
Self-storage revenues	72,163	62,060
Self-moving and self-storage products and service sales	70,330	70,703
Property management fees	6,712	6,320
Life insurance premiums	40,893	40,515
Property and casualty insurance premiums	14,009	13,372
Net investment and interest income	25,816	22,151
Other revenue	57,278	49,563
Total revenues	998,911	962,903

Costs and expenses:
Operating expenses	398,213	406,282
Commission expenses	80,462	80,799
Cost of sales	40,952	39,881
Benefits and losses	46,836	43,428
Amortization of deferred policy acquisition costs	5,989	5,643
Lease expense	9,349	12,724
Depreciation, net of (gains) on disposals of (($9,618) and ($32,821), respectively)	109,904	63,078
Total costs and expenses	691,705	651,835

Earnings from operations	307,206	311,068
Interest expense	(28,215)	(23,973)
Pretax earnings	278,991	287,095
Income tax expense	(102,516)	(103,716)
Earnings available to common stockholders	$176,475	$183,379
Basic and diluted earnings per common share	$9.01	$9.36
Weighted average common shares outstanding: Basic and diluted	19,586,411	19,597,717

Related party revenues for the second quarter of fiscal 2017 and 2016, net of eliminations, were $7.9 million and $7.6 million, respectively.

Related party costs and expenses for the second quarter of fiscal 2017 and 2016, net of eliminations, were $17.3 million and $17.0 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Six Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,358,046	$1,327,505
Self-storage revenues	139,885	119,251
Self-moving and self-storage products and service sales	147,633	147,961
Property management fees	13,316	12,431
Life insurance premiums	81,785	80,781
Property and casualty insurance premiums	25,264	23,928
Net investment and interest income	53,365	44,123
Other revenue	103,026	91,728
Total revenues	1,922,320	1,847,708

Costs and expenses:
Operating expenses	783,295	769,451
Commission expenses	154,278	153,857
Cost of sales	84,314	81,136
Benefits and losses	93,839	86,819
Amortization of deferred policy acquisition costs	13,931	10,421
Lease expense	20,397	29,788
Depreciation, net of (gains) on disposals of (($28,258) and ($78,805), respectively)	205,285	114,060
Total costs and expenses	1,355,339	1,245,532

Earnings from operations	566,981	602,176
Interest expense	(54,859)	(46,073)
Pretax earnings	512,122	556,103
Income tax expense	(188,474)	(201,439)
Earnings available to common stockholders	$323,648	$354,664
Basic and diluted earnings per common share	$16.52	$18.10
Weighted average common shares outstanding: Basic and diluted	19,586,240	19,596,921

Related party revenues for the first six months of fiscal 2017 and 2016, net of eliminations, were $15.8 million and $16.0 million, respectively.

Related party costs and expenses for the first six months of fiscal 2017 and 2016, net of eliminations, were $34.3 million and $32.6 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended September 30, 2016	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$278,991	$(102,516)	$176,475
Other comprehensive income (loss):
Foreign currency translation	(1,704)	–	(1,704)
Unrealized net gain on investments	30,790	(10,777)	20,013
Change in fair value of cash flow hedges	3,105	(1,179)	1,926
Total comprehensive income	$311,182	$(114,472)	$196,710

Quarter Ended September 30, 2015	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$287,095	$(103,716)	$183,379
Other comprehensive income (loss):
Foreign currency translation	(13,098)	–	(13,098)
Unrealized net loss on investments	(31,625)	11,069	(20,556)
Change in fair value of cash flow hedges	1,235	(469)	766
Total comprehensive income	$243,607	$(93,116)	$150,491

Six Months Ended September 30, 2016	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$512,122	$(188,474)	$323,648
Other comprehensive income (loss):
Foreign currency translation	(1,982)	–	(1,982)
Unrealized net gain on investments	60,618	(21,217)	39,401
Change in fair value of cash flow hedges	5,186	(1,970)	3,216
Total comprehensive income	$575,944	$(211,661)	$364,283

Six Months Ended September 30, 2015	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$556,103	$(201,439)	$354,664
Other comprehensive income (loss):
Foreign currency translation	(10,565)	–	(10,565)
Unrealized net loss on investments	(20,972)	7,341	(13,631)
Change in fair value of cash flow hedges	4,605	(1,750)	2,855
Total comprehensive income	$529,171	$(195,848)	$333,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Six Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$323,648	$354,664
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	233,543	192,865
Amortization of deferred policy acquisition costs	13,931	10,421
Amortization of debt issuance costs	1,765	1,512
Interest credited to policyholders	11,028	10,484
Change in allowance for losses on trade receivables	34	(9)
Change in allowance for inventory reserves	800	(603)
Net gain on sale of real and personal property	(28,258)	(78,805)
Net gain on sale of investments	(4,645)	(3,022)
Deferred income taxes	114,724	27,259
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(8,102)	13,618
Inventories	(2,674)	(2,107)
Prepaid expenses	46,248	71,813
Capitalization of deferred policy acquisition costs	(14,360)	(15,636)
Other assets	(8,695)	16,794
Related party assets	5,195	57,767
Accounts payable and accrued expenses	45,162	59,525
Policy benefits and losses, claims and loss expenses payable	16,922	11,702
Other policyholders' funds and liabilities	1,563	2,684
Deferred income	5,034	2,339
Related party liabilities	232	(97)
Net cash provided by operating activities	753,095	733,168

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(761,277)	(720,265)
Short term investments	(409,925)	(249,082)
Fixed maturities investments	(168,817)	(169,899)
Equity securities	(489)	(1,315)
Preferred stock	–	(3)
Real estate	(15,788)	(23)
Mortgage loans	(136,682)	(86,361)
Proceeds from sales and paydowns of:
Property, plant and equipment	310,409	379,198
Short term investments	386,508	243,634
Fixed maturities investments	120,525	89,085
Equity securities	–	808
Preferred stock	2,651	–
Real estate	831	–
Mortgage loans	105,731	29,895
Net cash used by investing activities	(566,323)	(484,328)

Cash flows from financing activities:
Borrowings from credit facilities	331,787	461,735
Principal repayments on credit facilities	(158,479)	(187,958)
Debt issuance costs	(2,085)	(5,957)
Capital lease payments	(83,414)	(77,786)
Employee Stock Ownership Plan	(4,653)	(1,484)
Securitization deposits	245	298
Common stock dividends paid	(19,586)	(19,594)
Investment contract deposits	130,166	140,220
Investment contract withdrawals	(49,555)	(25,974)
Net cash provided by financing activities	144,426	283,500

Effects of exchange rate on cash	(10,517)	(12,543)

Increase in cash and cash equivalents	320,681	519,797
Cash and cash equivalents at the beginning of period	600,646	441,850
Cash and cash equivalents at the end of period	$921,327	$961,647

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

The condensed consolidated balance sheet as of September 30, 2016 and the related condensed consolidated statements of operations, comprehensive income (loss) for the second quarter and first six months and cash flows for the first six months of fiscal 2017 and 2016 are unaudited.

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

Description of Operating Segments

AMERCO has three reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

The Moving and Storage operating segment (“Moving and Storage”) includes AMERCO, U-Haul, Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane and the rental of fixed and portable moving and storage units to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 21,219 and 9,280 as of September 30, 2016 and 2015, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $17.2 million and $17.3 million at September 30, 2016 and March 31, 2016, respectively.

Available-for-Sale Investments

Available-for-sale investments at September 30, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$73,751	$7,216	$–	$–	$80,967
U.S. government agency mortgage-backed securities	29,902	2,116	(6)	(2)	32,010
Obligations of states and political subdivisions	161,620	16,285	(11)	–	177,894
Corporate securities	1,198,017	67,183	(7,775)	(3,266)	1,254,159
Mortgage-backed securities	42,765	1,238	–	(38)	43,965
Redeemable preferred stocks	15,332	795	–	(127)	16,000
Common stocks	17,970	9,482	(10)	(17)	27,425
	$1,539,357	$104,315	$(7,802)	$(3,450)	$1,632,420

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Available-for-sale investments at March 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$85,861	$3,791	$–	$(193)	$89,459
U.S. government agency mortgage-backed securities	21,845	1,596	(6)	(39)	23,396
Obligations of states and political subdivisions	166,725	10,660	(81)	(414)	176,890
Corporate securities	1,143,125	26,861	(8,013)	(28,181)	1,133,792
Mortgage-backed securities	42,991	475	–	(62)	43,404
Redeemable preferred stocks	17,977	556	–	(105)	18,428
Common stocks	17,732	7,822	(10)	(375)	25,169
	$1,496,256	$51,761	$(8,110)	$(29,369)	$1,510,538

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $120.7 million during the first six months of fiscal 2017. The gross realized gains on these sales totaled $3.1 million. The gross realized losses on these sales totaled $0.9 million.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate it on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs, if any, through earnings. There were no write downs in the second quarter or for the first six months of fiscal 2017 or 2016.

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

The portion of other-than-temporary impairment related to a credit loss is recognized in earnings. The significant inputs utilized in the evaluation of credit losses on mortgage backed securities include ratings, delinquency rates, and prepayment activity. The significant inputs utilized in the evaluation of credit losses on asset backed securities include the time frame for principal recovery and the subordination and value of the underlying collateral.

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for the second quarter or first six months of fiscal 2017.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	September 30, 2016		March 31, 2016
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$29,344	$29,790	$48,679	$49,146
Due after one year through five years	316,614	330,006	250,576	256,597
Due after five years through ten years	570,836	602,486	557,984	557,961
Due after ten years	546,496	582,748	560,317	559,833
	1,463,290	1,545,030	1,417,556	1,423,537

Mortgage backed securities	42,765	43,965	42,991	43,404
Redeemable preferred stocks	15,332	16,000	17,977	18,428
Common stocks	17,970	27,425	17,732	25,169
	$1,539,357	$1,632,420	$1,496,256	$1,510,538

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			September 30,	March 31,
	2016 Rate (a)	Maturities	2016	2016
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	2.02% - 6.93%	2023	$174,289	$205,000
Senior mortgages	2.53% - 5.50%	2017 - 2038	1,202,737	1,121,897
Working capital loan (revolving credit)	-	2018	–	–
Fleet loans (amortizing term)	1.95% - 4.76%	2017 - 2023	227,781	218,998
Fleet loans (securitization)	4.90%	2017	56,195	62,838
Fleet loans (revolving credit)	1.67% - 2.37%	2018 - 2021	462,000	347,000
Capital leases (rental equipment)	2.12% - 7.69%	2016 - 2023	826,931	672,825
Other obligations	3.00% - 8.00%	2016 - 2045	66,238	60,200
Notes, loans and leases payable			3,016,171	2,688,758
Less: Debt issuance costs			(23,681)	(23,362)
Total notes, loans and leases payable			$2,992,490	$2,665,396

(a) Interest rate as of September 30, 2016, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of September 30, 2016, the outstanding balance on the Real Estate Loan was $174.3 million.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At September 30, 2016, the applicable LIBOR was 0.52% and the applicable margin was 1.50%, the sum of which was 2.02%, which was applied to $41.5 million of the Real Estate Loan. The rate of the remaining balance of $132.8 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The interest rate swap expires in August 2018, after which date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of September 30, 2016 were in the aggregate amount of $1,202.7 million and mature between 2017 and 2038. The senior mortgages require monthly principal and interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.72% and 5.50%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Additionally, $133.6 million of these loans have variable interest rates comprised of applicable LIBOR base rates between 0.51% and 0.53% plus margins between 2.00% and 2.50%, the sum of which was between 2.53% and 3.03%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $50.0 million. At September 30, 2016 the full $50.0 million was available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2018. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate is the applicable LIBOR plus a margin of 1.25%. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and/or several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of September 30, 2016 was $227.8 million with the final maturities between July 2017 and Sept 2023.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At September 30, 2016, the applicable LIBOR was 0.52% and applicable margins were between 1.72% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 4.76% based on current margins. Additionally, $155.6 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At September 30, 2016, the outstanding balance was $56.2 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $150 million, which can be increased to a maximum of $225 million. The loan matures in September 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At September 30, 2016, the applicable LIBOR was 0.52% and the margin was 1.15%, the sum of which was 1.67%. Only interest is paid on the loan until the last nine months when principal is due monthly. As of September 30, 2016, the outstanding balance was $150.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $100 million, which can be increased to a maximum of $215 million. This loan matures March 2020. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At September 30, 2016, the applicable LIBOR was 0.52% and the margin was 1.15%, the sum of which was 1.67%. Only interest is paid on the loan until the last nine months when principal is due monthly. As of September 30, 2016, the outstanding balance was $147.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $70 million. The loan matures in May 2019. In August 2016, the amount was reduced to $50.0 million. This agreement contains an option to extend the maturity through January 2020. At September 30, 2016, the applicable LIBOR was 0.52% and the margin was 1.85%, the sum of which was 2.37%. Only interest is paid during the first five years of the loan with principal due upon maturity. As of September 30, 2016, the outstanding balance was $40.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $125 million. The loan matures in November 2021. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At September 30, 2016, the applicable LIBOR was 0.52% and the margin was 1.15%, the sum of which was 1.67%. Only interest is paid on the loan until the last nine months when principal is due monthly. As of September 30, 2016, the outstanding balance was $125.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between five and seven years. During the first six months of fiscal 2017, we entered into $233.9 million of new capital leases. At September 30, 2016, the balance of our capital leases was $826.9 million. The net book value of the corresponding capitalized assets was $1,161.1 million at September 30, 2016.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Other Obligations

In February 2011, AMERCO and U.S. Bank, NA (the “Trustee”) entered into the U-Haul Investors Club® Indenture.  AMERCO and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes”). The U-Notes® are secured by various types of collateral including rental equipment and real estate.  U-Notes are issued in smaller series that vary as to principal amount, interest rate and maturity.  U-Notes are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

At September 30, 2016, the aggregate outstanding principal balance of the U-Notes issued was $71.1 million of which $4.9 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 3.00% and 8.00% and maturity dates range between 2016 and 2045.

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and as such the FHLB has made a deposit with Oxford. As of June 30, 2016, the deposit balance was $30.0 million which Oxford pays a fixed interest rate of 0.57% due on the maturity date of September 30, 2016. The balance of the deposit is included within Liabilities from investment contracts on the consolidated balance sheet.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt, including capital leases and excluding debt issuance costs, as of September 30, 2016 for the next five years and thereafter are as follows:

	Twelve Months Ending September 30,
	2017	2018	2019	2020	2021	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$346,831	$495,063	$375,839	$350,039	$340,688	$1,107,711

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
Interest expense	$26,105	$20,762
Capitalized interest	(985)	(871)
Amortization of transaction costs	804	748
Interest expense resulting from derivatives	2,291	3,334
Total interest expense	28,215	23,973

	Six Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
Interest expense	$50,408	$39,304
Capitalized interest	(2,298)	(1,422)
Amortization of transaction costs	1,647	1,491
Interest expense resulting from derivatives	5,102	6,700
Total interest expense	54,859	46,073

Interest paid in cash, including payments related to derivative contracts, amounted to $28.1 million and $22.6 million for the second quarter of fiscal 2017 and 2016, respectively and $55.3 million and $44.6 million for the first six months of fiscal 2017 and 2016, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.73%	1.63%
Interest rate at the end of the quarter	1.73%	1.63%
Maximum amount outstanding during the quarter	$462,000	$250,000
Average amount outstanding during the quarter	$431,815	$234,348
Facility fees	$49	$50

	Revolving Credit Activity
	Six Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	1.73%	1.64%
Interest rate at the end of the period	1.73%	1.63%
Maximum amount outstanding during the period	$462,000	$250,000
Average amount outstanding during the period	$400,896	$207,678
Facility fees	$89	$144

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

(a) forward swap
(b) operating lease

As of September 30, 2016, the total notional amount of our variable interest rate swaps on debt and an operating lease was $205.9 million and $8.6 million, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Values as of
	September 30, 2016	March 31, 2016
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$9,654	$14,845

	The Effect of Interest Rate Contracts on the Statements of Operations for the Six Months Ended

	September 30, 2016	September 30, 2015
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$5,102	$6,700
Gain recognized in AOCI on interest rate contracts (effective portion)	$(5,186)	$(4,605)
Loss reclassified from AOCI into income (effective portion)	$5,107	$6,621
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(5)	$79

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During the first six months of fiscal 2017, we recognized an increase in the fair value of our cash flow hedges of $3.2 million, net of taxes. Embedded in this gain was $5.1 million of losses reclassified from accumulated other comprehensive income to interest expense during the first six months of fiscal 2017, net of taxes. At September 30, 2016, we expect to reclassify $6.9 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months.

6. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2016	$(63,643)	$14,115	$(9,208)	$(1,789)	$(60,525)
Foreign currency translation	(1,982)	–	–	–	(1,982)
Unrealized net gain on investments	–	39,401	–	–	39,401
Change in fair value of cash flow hedges	–	–	8,323	–	8,323
Amounts reclassified from AOCI	–	–	(5,107)	–	(5,107)
Other comprehensive income (loss)	(1,982)	39,401	3,216	–	40,635
Balance at September 30, 2016	$(65,625)	$53,516	$(5,992)	$(1,789)	$(19,890)

7. Stockholders’ Equity

On March 15, 2016, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on April 5, 2016. The dividend was paid on April 21, 2016.

On October 5, 2016, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on October 20, 2016. The dividend was paid on November 3, 2016.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On June 8, 2016, the stockholder’s approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of September 30, 2016, no awards had been issued under this plan.

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of September 30, 2016, we have guaranteed $20.4 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Operating lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Twelve Months Ended September 30:
2017	$15,966	$12,110	$28,076
2018	14,908	10,395	25,303
2019	14,769	5,428	20,197
2020	15,556	–	15,556
2021	15,363	–	15,363
Thereafter	45,168	–	45,168
Total	$121,730	$27,933	$149,663

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

The claims arose from U-Haul’s use of the word “pod” and “pods” as a generic term for its U-Box moving and storage product. PEI alleged that such use is an inappropriate use of its PODS mark.  Under the claims alleged in its Complaint, PEI sought a Court Order permanently enjoining U-Haul from: (1) the use of the PODS mark, or any other trade name or trademark confusingly similar to the mark; and (2) the use of any false descriptions or representations or committing any acts of unfair competition by using the PODS mark or any trade name or trademark confusingly similar to the mark. PEI also sought a Court Order (1) finding all of PEI’s trademarks valid and enforceable and (2) requiring U-Haul to alter all web pages to promptly remove the PODS mark from all websites owned or operated on behalf of U-Haul. Finally, PEI sought an award of damages in an amount to be proven at trial, but which were alleged to be approximately $70 million. PEI also sought pre-judgment interest, trebled damages, and punitive damages.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

U-Haul did not believe that PEI’s claims had merit and vigorously defended the lawsuit.  On September 17, 2012, U-Haul filed its Counterclaims, seeking a Court Order declaring that: (1) U-Haul’s use of the term “pods” or “pod” does not infringe or dilute PEI’s purported trademarks or violate any of PEI’s purported rights; (2) the purported mark “PODS” is not a valid, protectable, or registrable trademark; and (3) the purported mark “PODS PORTABLE ON DEMAND STORAGE” is not a valid, protectable, or registrable trademark. U-Haul also sought a Court Order cancelling the marks at issue in the case.

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

After hearing previously deferred motions, on March 11, 2015, the Court entered Judgment on the jury verdict in favor of PEI and against U-Haul in the amount of $60.7 million. This was recorded as an accrual in our financial statements.

On August 24, 2015, the Court entered a permanent injunction, and awarded PEI $4.9 million in pre-judgment interest, $82,727 in costs, and post-judgment interest at the rate of 0.25%, beginning March 11, 2015, computed daily and compounded annually. This was recorded as an accrual of $5.0 million in our financial statements during fiscal 2016.

On September 13, 2016, before oral argument, before the Eleventh Circuit Court of Appeals, the parties reached a settlement in principle, for $41.4 million.  On October 10, 2016, the parties signed a formal written settlement agreement.  U-Haul wired the settlement payment on or about October 12, 2016.  The parties are in the process of completing their remaining respective performances under the terms of the settlement agreement.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Related Party Revenue

	Quarter Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,232	$1,249
U-Haul interest income revenue from Private Mini	–	–
U-Haul management fee revenue from SAC Holdings	5,189	4,883
U-Haul management fee revenue from Private Mini	931	878
U-Haul management fee revenue from Mercury	592	559
	$7,944	$7,569

	Six Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$2,455	$2,488
U-Haul interest income revenue from Private Mini	–	1,126
U-Haul management fee revenue from SAC Holdings	10,308	9,697
U-Haul management fee revenue from Private Mini	1,832	1,624
U-Haul management fee revenue from Mercury	1,176	1,110
	$15,771	$16,045

During the first six months of fiscal 2017, a subsidiary of ours held a junior unsecured note from SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Willow Grove Holdings LP, which is owned by Mark V. Shoen (a significant stockholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $2.3 million from SAC Holdings during both the first six months of fiscal 2017 and 2016. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2017 was $49.3 million and the aggregate notes receivable balance at September 30, 2016 was $48.7 million. In accordance with the terms of this note, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturity of this note is 2017.

During the first six months of fiscal 2017, AMERCO held a junior note issued by Private Mini Storage Realty, L.P. (“Private Mini”). The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $1.5 million from Private Mini during the first six months of fiscal 2016. In July 2015, Private Mini repaid its note and all outstanding interest due AMERCO totaling $56.8 million.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received cash payments for management fees, exclusive of reimbursed expenses, of $15.5 million from the above mentioned entities during both the first six months of fiscal 2017 and 2016. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen, (a significant stockholder) and a trust benefitting the children and grandchild of Edward J. Shoen.

Related Party Costs and Expenses

	Quarter Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$684	$654
U-Haul commission expenses to SAC Holdings	16,007	15,268
U-Haul commission expenses to Private Mini	1,121	1,058
	$17,812	$16,980

	Six Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$1,372	$1,308
U-Haul commission expenses to SAC Holdings	30,708	29,259
U-Haul commission expenses to Private Mini	2,173	2,038
	$34,253	$32,605

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At September 30, 2016, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and note with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $14.6 million, expenses of $1.4 million and cash flows of $13.6 million during the first six months of fiscal 2017. Revenues and commission expenses related to the Dealer Agreements were $152.6 million and $32.9 million, respectively during the first six months of fiscal 2017.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

We have not provided financial or other support explicitly or implicitly during the quarter ended September 30, 2016 to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	September 30,	March 31,
	2016	2016
	(Unaudited)
	(In thousands)
U-Haul notes, receivables and interest from Private Mini	$2,394	$2,752
U-Haul note receivable from SAC Holdings	48,742	49,322
U-Haul interest receivable from SAC Holdings	5,167	4,970
U-Haul receivable from SAC Holdings	18,013	20,375
U-Haul receivable from Mercury	5,105	8,016
Other (a)	750	299
	$80,171	$85,734

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of September 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$907,861	$11,775	$1,691	$–		$921,327
Reinsurance recoverables and trade receivables, net	40,590	111,548	31,105	–		183,243
Inventories, net	81,609	–	–	–		81,609
Prepaid expenses	87,968	–	–	–		87,968
Investments, fixed maturities and marketable equities	–	245,627	1,386,793	–		1,632,420
Investments, other	22,579	66,862	292,624	–		382,065
Deferred policy acquisition costs, net	–	–	118,652	–		118,652
Other assets	82,272	1,005	2,323	–		85,600
Related party assets	82,278	13,246	507	(15,860)	(c)	80,171
	1,305,157	450,063	1,833,695	(15,860)		3,573,055

Investment in subsidiaries	488,557	–	–	(488,557)	(b)	–

Property, plant and equipment, at cost:
Land	616,969	–	–	–		616,969
Buildings and improvements	2,401,802	–	–	–		2,401,802
Furniture and equipment	448,990	–	–	–		448,990
Rental trailers and other rental equipment	490,451	–	–	–		490,451
Rental trucks	3,720,268	–	–	–		3,720,268
	7,678,480	–	–	–		7,678,480
Less: Accumulated depreciation	(2,244,417)	–	–	–		(2,244,417)
Total property, plant and equipment	5,434,063	–	–	–		5,434,063
Total assets	$7,227,777	$450,063	$1,833,695	$(504,417)		$9,007,118

(a) Balances as of June 30, 2016
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of September 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$431,130	$3,303	$4,488	$–		$438,921
Notes, loans and leases payable	2,992,490	–	–	–		2,992,490
Policy benefits and losses, claims and loss expenses payable	399,325	249,931	438,872	–		1,088,128
Liabilities from investment contracts	–	–	1,043,129	–		1,043,129
Other policyholders' funds and liabilities	–	3,581	6,630	–		10,211
Deferred income	27,801	–	–	–		27,801
Deferred income taxes	749,144	12,028	30,352	–		791,524
Related party liabilities	12,973	2,780	107	(15,860)	(c)	–
Total liabilities	4,612,863	271,623	1,523,578	(15,860)		6,392,204

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	452,119	91,120	26,271	(117,601)	(b)	451,909
Accumulated other comprehensive income (loss)	(19,890)	11,926	41,590	(53,516)	(b)	(19,890)
Retained earnings	2,857,079	72,093	239,756	(311,639)	(b)	2,857,289
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(7,241)	–	–	–		(7,241)
Total stockholders' equity	2,614,914	178,440	310,117	(488,557)		2,614,914
Total liabilities and stockholders' equity	$7,227,777	$450,063	$1,833,695	$(504,417)		$9,007,118

(a) Balances as of June 30, 2016
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

(a) Balances as of December 31, 2015
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of March 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$492,982	$1,535	$8,096	$–		$502,613
Notes, loans and leases payable	2,665,396	–	–	–		2,665,396
Policy benefits and losses, claims and loss expenses payable	386,366	252,819	432,227	–		1,071,412
Liabilities from investment contracts	–	–	951,490	–		951,490
Other policyholders' funds and liabilities	–	3,017	5,633	–		8,650
Deferred income	22,784	–	–	–		22,784
Deferred income taxes	633,061	7,526	13,025	–		653,612
Related party liabilities	13,138	2,067	161	(15,366)	(c)	–
Total liabilities	4,213,727	266,964	1,410,632	(15,366)		5,875,957

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	451,839	91,120	26,271	(117,601)	(b)	451,629
Accumulated other comprehensive income (loss)	(60,525)	3,611	10,504	(14,115)	(b)	(60,525)
Retained earnings	2,533,431	62,528	232,442	(294,760)	(b)	2,533,641
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(6,186)	–	–	–		(6,186)
Total stockholders' equity	2,251,406	160,560	271,717	(432,277)		2,251,406
Total liabilities and stockholders' equity	$6,465,133	$427,524	$1,682,349	$(447,643)		$8,127,363

(a) Balances as of December 31, 2015
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$712,739	$–	$–	$(1,029)	(c)	$711,710
Self-storage revenues	72,163	–	–	–		72,163
Self-moving and self-storage products and service sales	70,330	–	–	–		70,330
Property management fees	6,712	–	–	–		6,712
Life insurance premiums	–	–	40,893	–		40,893
Property and casualty insurance premiums	–	14,009	–	–		14,009
Net investment and interest income	2,353	3,878	19,767	(182)	(b)	25,816
Other revenue	56,103	–	1,301	(126)	(b)	57,278
Total revenues	920,400	17,887	61,961	(1,337)		998,911

Costs and expenses:
Operating expenses	386,527	7,220	5,611	(1,145)	(b,c)	398,213
Commission expenses	80,462	–	–	–		80,462
Cost of sales	40,952	–	–	–		40,952
Benefits and losses	–	3,573	43,263	–		46,836
Amortization of deferred policy acquisition costs	–	–	5,989	–		5,989
Lease expense	9,395	–	–	(46)	(b)	9,349
Depreciation, net of (gains) losses on disposals	109,904	–	–	–		109,904
Total costs and expenses	627,240	10,793	54,863	(1,191)		691,705

Earnings from operations before equity in earnings of subsidiaries	293,160	7,094	7,098	(146)		307,206

Equity in earnings of subsidiaries	9,305	–	–	(9,305)	(d)	–

Earnings from operations	302,465	7,094	7,098	(9,451)		307,206
Interest expense	(28,361)	–	–	146	(b)	(28,215)
Pretax earnings	274,104	7,094	7,098	(9,305)		278,991
Income tax expense	(97,629)	(2,406)	(2,481)	–		(102,516)
Earnings available to common shareholders	$176,475	$4,688	$4,617	$(9,305)		$176,475

(a) Balances for the quarter ended June 30, 2016
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

(a) Balances for the quarter ended June 30, 2015
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,359,855	$–	$–	$(1,809)	(c)	$1,358,046
Self-storage revenues	139,885	–	–	–		139,885
Self-moving and self-storage products and service sales	147,633	–	–	–		147,633
Property management fees	13,316	–	–	–		13,316
Life insurance premiums	–	–	81,785	–		81,785
Property and casualty insurance premiums	–	25,264	–	–		25,264
Net investment and interest income	4,465	9,508	39,761	(369)	(b)	53,365
Other revenue	101,077	–	2,210	(261)	(b)	103,026
Total revenues	1,766,231	34,772	123,756	(2,439)		1,922,320

Costs and expenses:
Operating expenses	760,199	13,505	11,642	(2,051)	(b,c)	783,295
Commission expenses	154,278	–	–	–		154,278
Cost of sales	84,314	–	–	–		84,314
Benefits and losses	–	6,670	87,169	–		93,839
Amortization of deferred policy acquisition costs	–	–	13,931	–		13,931
Lease expense	20,490	–	–	(93)	(b)	20,397
Depreciation, net of (gains) losses on disposals	205,285	–	–	–		205,285
Total costs and expenses	1,224,566	20,175	112,742	(2,144)		1,355,339

Earnings from operations before equity in earnings of subsidiaries	541,665	14,597	11,014	(295)		566,981

Equity in earnings of subsidiaries	16,879	–	–	(16,879)	(d)	–

Earnings from operations	558,544	14,597	11,014	(17,174)		566,981
Interest expense	(55,154)	–	–	295	(b)	(54,859)
Pretax earnings	503,390	14,597	11,014	(16,879)		512,122
Income tax expense	(179,742)	(5,032)	(3,700)	–		(188,474)
Earnings available to common shareholders	$323,648	$9,565	$7,314	$(16,879)		$323,648

(a) Balances for the six months ended June 30, 2016
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

(a) Balances for the six months ended June 30, 2015
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$323,648	$9,565	$7,314	$(16,879)	$323,648
Earnings from consolidated entities	(16,879)	–	–	16,879	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	233,543	–	–	–	233,543
Amortization of deferred policy acquisition costs	–	–	13,931	–	13,931
Amortization of debt issuance costs	1,765	–	–	–	1,765
Interest credited to policyholders	–	–	11,028	–	11,028
Change in allowance for losses on trade receivables	92	–	(58)	–	34
Change in allowance for inventory reserve	800	–	–	–	800
Net gain on sale of real and personal property	(28,258)	–	–	–	(28,258)
Net gain on sale of investments	–	(2,709)	(1,936)	–	(4,645)
Deferred income taxes	114,112	24	588	–	114,724
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(6,265)	429	(2,266)	–	(8,102)
Inventories	(2,674)	–	–	–	(2,674)
Prepaid expenses	46,248	–	–	–	46,248
Capitalization of deferred policy acquisition costs	–	–	(14,360)	–	(14,360)
Other assets	(10,925)	2,150	80	–	(8,695)
Related party assets	5,718	(523)	–	–	5,195
Accounts payable and accrued expenses	41,958	1,766	1,438	–	45,162
Policy benefits and losses, claims and loss expenses payable	13,165	(2,888)	6,645	–	16,922
Other policyholders' funds and liabilities	–	566	997	–	1,563
Deferred income	5,034	–	–	–	5,034
Related party liabilities	(170)	456	(54)	–	232
Net cash provided (used) by operating activities	720,912	8,836	23,347	–	753,095

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(761,277)	–	–	–	(761,277)
Short term investments	–	(36,646)	(373,279)	–	(409,925)
Fixed maturities investments	–	(13,469)	(155,348)	–	(168,817)
Equity securities	–	–	(489)	–	(489)
Real estate	(3,510)	(4,580)	(7,698)	–	(15,788)
Mortgage loans	(1,982)	(3,063)	(131,637)	–	(136,682)
Proceeds from sales and paydown's of:
Property, plant and equipment	310,409	–	–	–	310,409
Short term investments	–	17,771	368,737	–	386,508
Fixed maturities investments	–	16,623	103,902	–	120,525
Preferred stock	–	2,651	–	–	2,651
Real estate	–	–	831	–	831
Mortgage loans	4,345	9,603	91,783	–	105,731
Net cash provided (used) by investing activities	(452,015)	(11,110)	(103,198)	–	(566,323)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2016

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	304,787	–	27,000	–	331,787
Principal repayments on credit facilities	(131,479)	–	(27,000)	–	(158,479)
Debt issuance costs	(2,085)	–	–	–	(2,085)
Capital lease payments	(83,414)	–	–	–	(83,414)
Employee Stock Ownership Plan	(4,653)	–	–	–	(4,653)
Securitization deposits	245	–	–	–	245
Common stock dividend paid	(19,586)	–	–	–	(19,586)
Investment contract deposits	–	–	130,166	–	130,166
Investment contract withdrawals	–	–	(49,555)	–	(49,555)
Net cash provided (used) by financing activities	63,815	–	80,611	–	144,426

Effects of exchange rate on cash	(10,517)	–	–	–	(10,517)

Increase (decrease) in cash and cash equivalents	322,195	(2,274)	760	–	320,681
Cash and cash equivalents at beginning of period	585,666	14,049	931	–	600,646
Cash and cash equivalents at end of period	$907,861	$11,775	$1,691	$–	$921,327
	(page 2 of 2)
(a) Balance for the period ended June 30, 2016

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$354,664	$8,153	$7,976	$(16,129)	$354,664
Earnings from consolidated entities	(16,129)	–	–	16,129	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	192,865	–	–	–	192,865
Amortization of deferred policy acquisition costs	–	–	10,421	–	10,421
Amortization of debt issuance costs	1,512	–	–	–	1,512
Interest credited to policyholders	–	–	10,484	–	10,484
Change in allowance for losses on trade receivables	(21)	–	12	–	(9)
Change in allowance for inventory reserve	(603)	–	–	–	(603)
Net gain on sale of real and personal property	(78,805)	–	–	–	(78,805)
Net gain on sale of investments	–	(810)	(2,212)	–	(3,022)
Deferred income taxes	23,125	3,127	1,007	–	27,259
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	1,021	8,827	3,770	–	13,618
Inventories	(2,107)	–	–	–	(2,107)
Prepaid expenses	71,813	–	–	–	71,813
Capitalization of deferred policy acquisition costs	–	–	(15,636)	–	(15,636)
Other assets	15,609	1,097	88	–	16,794
Related party assets	58,373	(606)	–	–	57,767
Accounts payable and accrued expenses	51,340	1,243	6,942	–	59,525
Policy benefits and losses, claims and loss expenses payable	20,648	(13,336)	4,390	–	11,702
Other policyholders' funds and liabilities	–	(1,308)	3,992	–	2,684
Deferred income	2,339	–	–	–	2,339
Related party liabilities	(26)	(75)	4	–	(97)
Net cash provided (used) by operating activities	695,618	6,312	31,238	–	733,168

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(720,265)	–	–	–	(720,265)
Short term investments	–	(19,247)	(229,835)	–	(249,082)
Fixed maturities investments	–	(20,286)	(149,613)	–	(169,899)
Equity securities	–	–	(1,315)	–	(1,315)
Preferred stock	–	(3)	–	–	(3)
Real estate	–	(6)	(17)	–	(23)
Mortgage loans	(11,748)	–	(74,613)	–	(86,361)
Proceeds from sales and paydown's of:
Property, plant and equipment	379,198	–	–	–	379,198
Short term investments	–	20,865	222,769	–	243,634
Fixed maturities investments	–	12,783	76,302	–	89,085
Equity securities	–	–	808	–	808
Mortgage loans	10,011	4,253	15,631	–	29,895
Net cash provided (used) by investing activities	(342,804)	(1,641)	(139,883)	–	(484,328)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2015

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	414,735	–	47,000	–	461,735
Principal repayments on credit facilities	(140,958)	–	(47,000)	–	(187,958)
Debt issuance costs	(5,957)	–	–	–	(5,957)
Capital lease payments	(77,786)	–	–	–	(77,786)
Employee Stock Ownership Plan	(1,484)	–	–	–	(1,484)
Securitization deposits	298	–	–	–	298
Common stock dividend paid	(19,594)	–	–	–	(19,594)
Investment contract deposits	–	–	140,220	–	140,220
Investment contract withdrawals	–	–	(25,974)	–	(25,974)
Net cash provided (used) by financing activities	169,254	–	114,246	–	283,500

Effects of exchange rate on cash	(12,543)	–	–	–	(12,543)

Increase (decrease) in cash and cash equivalents	509,525	4,671	5,601	–	519,797
Cash and cash equivalents at beginning of period	431,873	8,495	1,482	–	441,850
Cash and cash equivalents at end of period	$941,398	$13,166	$7,083	$–	$961,647
	(page 2 of 2)
(a) Balance for the period ended June 30, 2015

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended September 30, 2016
Total revenues	$950,141	$48,770	$998,911
Depreciation and amortization, net of (gains) losses on disposals	114,794	1,099	115,893
Interest expense	28,213	2	28,215
Pretax earnings	270,644	8,347	278,991
Income tax expense	100,272	2,244	102,516
Identifiable assets	8,710,057	297,061	9,007,118

Quarter ended September 30, 2015
Total revenues	$915,906	$46,997	$962,903
Depreciation and amortization, net of (gains) losses on disposals	68,983	(262)	68,721
Interest expense	23,973	–	23,973
Pretax earnings	276,263	10,832	287,095
Income tax expense	100,926	2,790	103,716
Identifiable assets	7,376,921	223,624	7,600,545

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months ended September 30, 2016
Total revenues	$1,831,088	$91,232	$1,922,320
Depreciation and amortization, net of (gains) losses on disposals	216,794	2,422	219,216
Interest expense	54,857	2	54,859
Pretax earnings	495,557	16,565	512,122
Income tax expense	184,017	4,457	188,474
Identifiable assets	8,710,057	297,061	9,007,118

Six Months ended September 30, 2015
Total revenues	$1,757,369	$90,339	$1,847,708
Depreciation and amortization, net of (gains) losses on disposals	125,722	(1,241)	124,481
Interest expense	45,962	111	46,073
Pretax earnings	535,390	20,713	556,103
Income tax expense	196,021	5,418	201,439
Identifiable assets	7,376,921	223,624	7,600,545

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$257	$240
Interest cost on accumulated postretirement benefit	203	188
Other components	22	9
Net periodic postretirement benefit cost	$482	$437

	Six Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$513	$480
Interest cost on accumulated postretirement benefit	407	376
Other components	44	18
Net periodic postretirement benefit cost	$964	$874

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheet at September 30, 2016 and March 31, 2016, that are subject to ASC 820 and the valuation approach applied to each of these items.

As of September 30, 2016	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$850,260	$850,058	$202	$–
Fixed maturities - available for sale	1,588,995	98,825	1,489,836	334
Preferred stock	16,000	16,000	–	–
Common stock	27,425	27,425	–	–
Derivatives	3,534	3,534	–	–
Total	$2,486,214	$995,842	$1,490,038	$334

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	9,654	–	9,654	–
Total	$9,654	$–	$9,654	$–

As of March 31, 2016	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$499,491	$499,288	$203	$–
Fixed maturities - available for sale	1,466,941	96,328	1,370,275	338
Preferred stock	18,428	18,428	–	–
Common stock	25,169	25,169	–	–
Derivatives	3,344	3,344	–	–
Total	$2,013,373	$642,557	$1,370,478	$338

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	14,845	–	14,845	–
Total	$14,845	$–	$14,845	$–

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents the fair value measurements for our assets at September 30, 2016 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2016	$338

Fixed Maturities - Asset Backed Securities - redeemed	(8)
Fixed Maturities - Asset Backed Securities - net gain (realized)	–
Fixed Maturities - Asset Backed Securities - net loss (unrealized)	4
Balance at September 30, 2016	$334

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2017, compared with the second quarter and first six months of fiscal 2016, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2017.

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

AMERCO, a Nevada corporation, has a second fiscal quarter that ends on the 30th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2016 and 2015 correspond to fiscal 2017 and 2016 for AMERCO.

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

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, we raised the value threshold before certain assets are capitalized within our depreciation policy. This change in threshold, results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. This change in threshold is expected to benefit us through the immediate recognition of tax deductible costs.

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

Insurance Reserves

Liabilities for life insurance and certain annuity and health policies are established to meet the estimated future obligations of policies in force, and are based on mortality, morbidity and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. In addition, liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported (“IBRN”). Liabilities for annuity contracts consist of contract account balances that accrue to the benefit of the policyholders.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value, if any, is recognized in the current period operating results. There were no write downs in the second quarter or first six months of fiscal 2017 or 2016.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of ASU 2016-15 is for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This update will become effective for the Company for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years with early adoption permitted.  The Company is currently evaluating the impact of this standard on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control, which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a variable interest entity (“VIE”) through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. This update will become effective for the Company for fiscal years beginning after December 31, 2016, and interim periods within those years, with early adoption permitted.  The Company is currently evaluating the impact of this standard on our consolidated financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2016 compared with the Quarter Ended September 30, 2015

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2017 and the second quarter of fiscal 2016:

	Quarter Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$711,710	$698,219
Self-storage revenues	72,163	62,060
Self-moving and self-storage products and service sales	70,330	70,703
Property management fees	6,712	6,320
Life insurance premiums	40,893	40,515
Property and casualty insurance premiums	14,009	13,372
Net investment and interest income	25,816	22,151
Other revenue	57,278	49,563
Consolidated revenue	$998,911	$962,903

Self-moving equipment rental revenues increased $13.5 million during the second quarter of fiscal 2017, compared with the second quarter of fiscal 2016.  The improvement in revenue was generated from an increase in transactions.  The average number of rental trucks in the fleet increased compared with the same quarter last year.

Self-storage revenues increased $10.1 million during the second quarter of fiscal 2017, compared with the second quarter of fiscal 2016.  The average monthly amount of occupied square feet increased by 12.8% during the second quarter of fiscal 2017 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 3.5 million net rentable square feet or a 15.7% increase, with approximately 0.5 million of that coming on during the second quarter of fiscal 2017.

Life insurance premiums increased $0.4 million during the second quarter of fiscal 2017, compared with the second quarter of fiscal 2016 due primarily to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.6 million during the second quarter of fiscal 2017, compared with the second quarter of fiscal 2016 due to an increase in Safetow and Safestor sales which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $3.7 million during the second quarter of fiscal 2017, compared with the second quarter of fiscal 2016 due to a larger invested asset base at our insurance companies and gains generated from our mortgage loan portfolio.

Other revenue increased $7.7 million during the second quarter of fiscal 2017, compared with the second quarter of fiscal 2016, primarily coming from growth in our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $998.9 million for the second quarter of fiscal 2017, compared with $962.9 million for the second quarter of fiscal 2016.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2017 and the second quarter of fiscal 2016. The insurance companies second quarters ended June 30, 2016 and 2015.

	Quarter Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$920,400	$888,294
Earnings from operations before equity in earnings of subsidiaries	293,160	297,106
Property and casualty insurance
Revenues	17,887	16,625
Earnings from operations	7,094	6,065
Life insurance
Revenues	61,961	59,187
Earnings from operations	7,098	8,057
Eliminations
Revenues	(1,337)	(1,203)
Earnings from operations before equity in earnings of subsidiaries	(146)	(160)
Consolidated results
Revenues	998,911	962,903
Earnings from operations	307,206	311,068

Total costs and expenses increased $39.9 million during the second quarter of fiscal 2017, compared with the second quarter of fiscal 2016. Our insurance segments accounted for $4.0 million of the increase primarily due to increased benefit costs.  Moving and Storage total costs and expenses increased $36.1 million. In October 2016, we settled the litigation with PODS Enterprises, LLC (“PEI”), see Note 9, Contingencies. As part of this settlement, we paid $41.4 million to PEI. In fiscal 2015 and fiscal 2016, we recorded $66.0 million as accrued contingencies and interest. During the second quarter of fiscal 2017, we recognized the difference between our contingency accrual and the actual settlement as a $24.6 million reduction of operating expenses.  Excluding the effect of the reversal of this accrual during the quarter, operating expenses for Moving and Storage increased $16.5 million. Personnel costs, equipment maintenance, property tax and a change in the accounting threshold for the expensing of smaller capital items led to the additional costs.  Depreciation expense increased $23.6 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $23.2 million. This resulted in an increase of $46.8 million in depreciation expense, net.  Compared with the second quarter of last year we have sold fewer used trucks. On average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit.  Lease expense decreased $3.4 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases; this ongoing shift in financing allocation also contributed to the increase in depreciation expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $307.2 million for the second quarter of fiscal 2017, compared with $311.1 million for the second quarter of fiscal 2016.

Interest expense for the second quarter of fiscal 2017 was $28.2 million, compared with $24.0 million for the second quarter of fiscal 2016 primarily due to increased borrowings.

Income tax expense was $102.5 million for the second quarter of fiscal 2017, compared with $103.7 million for the second quarter of fiscal 2016.

As a result of the above mentioned items, earnings available to common shareholders were $176.5 million for the second quarter of fiscal 2017, compared with $183.4 million for the second quarter of fiscal 2016.

Basic and diluted earnings per share for the second quarter of fiscal 2017 were $9.01, compared with $9.36 for the second quarter of fiscal 2016.

The weighted average common shares outstanding basic and diluted were 19,586,411 for the second quarter of fiscal 2017, compared with 19,597,717 for the second quarter of fiscal 2016.

Moving and Storage

Quarter Ended September 30, 2016 compared with the Quarter Ended September 30, 2015

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the second quarter of fiscal 2017 and the second quarter of fiscal 2016:

	Quarter Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$712,739	$699,184
Self-storage revenues	72,163	62,060
Self-moving and self-storage products and service sales	70,330	70,703
Property management fees	6,712	6,320
Net investment and interest income	2,353	1,845
Other revenue	56,103	48,182
Moving and Storage revenue	$920,400	$888,294

Self-moving equipment rental revenues increased $13.6 million during the second quarter of fiscal 2017, compared with the second quarter of fiscal 2016.  The improvement in revenue was generated from an increase in transactions.  The average number of rental trucks in the fleet increased compared to the same quarter last year.

Self-storage revenues increased $10.1 million during the second quarter of fiscal 2017, compared with the second quarter of fiscal 2016.  The average monthly amount of occupied square feet increased by 12.8% during the second quarter of fiscal 2017 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 3.5 million net rentable square feet or a 15.7% increase, with approximately 0.5 million of that coming on during the second quarter of fiscal 2017.

Net investment and interest income increased $0.5 million during the second quarter of fiscal 2017, compared with the second quarter of fiscal 2016.

Other revenue increased $7.9 million during the second quarter of fiscal 2017, compared with the second quarter of fiscal 2016 caused primarily by growth in the U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	294	252
Square footage as of September 30	25,480	22,023
Average number of rooms occupied	230	205
Average occupancy rate based on room count	78.9%	84.0%
Average square footage occupied	20,722	18,364

Over the last twelve months we added approximately 3.5 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 19%.

Total costs and expenses increased $36.1 million during the second quarter of fiscal 2017, compared with the second quarter of fiscal 2016.  In October 2016, we settled the litigation with PEI, see Note 9, Contingencies. As part of this settlement, we paid $41.4 million to PEI. In fiscal 2015 and fiscal 2016, we recorded $66.0 million as accrued contingencies and interest. During the second quarter of fiscal 2017, we recognized the difference between our contingency accrual and the actual settlement as a $24.6 million reduction of operating expenses.  Excluding the effect of the reversal of this accrual during the quarter, operating expenses for Moving and Storage increased $16.5 million. Personnel costs, equipment maintenance, property tax and a change in the accounting threshold for the expensing of smaller capital items led to the additional costs.  Depreciation expense increased $23.6 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $23.2 million. This resulted in an increase of $46.8 million in depreciation expense, net.  Compared with the second quarter of last year we have sold fewer used trucks. On average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $293.2 million for the second quarter of fiscal 2017, compared with $297.1 million for the second quarter of fiscal 2016.

Equity in the earnings of AMERCO’s insurance subsidiaries was $9.3 million and $9.2 million for the second quarter of fiscal 2017 and 2016, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $302.5 million for the second quarter of fiscal 2017, compared with $306.3 million for the second quarter of fiscal 2016.

Property and Casualty Insurance

Quarter Ended June 30, 2016 compared with the Quarter Ended June 30, 2015

Net premiums were $14.0 million and $13.4 million for the second quarters ended June 30, 2016 and 2015, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same time period as well as from sales of Safestor through independent storage operators not owned or managed by U-Haul.

Net investment income was $3.9 million and $3.3 million for the second quarters ended June 30, 2016 and 2015, respectively. The increase was the result of a larger invested asset base.

Net operating expenses were $7.2 million and $7.1 million for the second quarters ended June 30, 2016 and 2015, respectively an increase in current year commission expense was offset by various reductions in operating costs.

Benefits and losses incurred were $3.6 million and $3.5 million for the second quarters ended June 30, 2016 and 2015, due to increased incurred losses resulting from additional premium volume.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.1 million and $6.1 million for the second quarters ended June 30, 2016 and 2015, respectively.

Life Insurance

Quarter Ended June 30, 2016 compared with the Quarter Ended June 30, 2015

Net premiums were $40.9 million and $40.5 million for the quarters ended June 30, 2016 and 2015, respectively. Medicare Supplement premiums increased $0.3 million due to an increase in renewal premium, offset by a decrease in new sales. Life and other premiums increased $0.1 million. Annuity deposits, which are accounted for on the balance sheet as deposits, were $56.0 million, a decrease of $20.4 million compared with the same period last year.

Net investment and interest income was $19.8 million and $17.2 million for the quarters ended June 30, 2016 and 2015, respectively. Investment income increased by $2.6 million due to a gain from our mortgage loan portfolio and a larger invested asset base.

Net operating expenses were $5.6 million and $5.5 million for the quarters ended June 30, 2016 and 2015.

Benefits and losses incurred were $43.3 million and $40.0 million for the quarters ended June 30, 2016 and 2015, respectively. Incurred Medicare supplement benefits increased $2.5 million resulting from the increase in policies in force and the increased benefit to premium ratio. Life and other incurred benefits decreased $0.3 million. Interest credited to policyholders increased $1.1 million from the increased deferred annuity deposit base, offset by lower interest credited on policyholder accounts indexed to an S&P index.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $6.0 million and $5.6 million for the quarters ended June 30, 2016 and 2015, respectively. The variance was primarily due to an increase in the deferred costs associated with more in force annuity policies.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.1 million and $8.1 million for the quarters ended June 30, 2016 and 2015, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2016 compared with the Six Months Ended September 30, 2015

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2017 and the first six months of fiscal 2016:

	Six Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,358,046	$1,327,505
Self-storage revenues	139,885	119,251
Self-moving and self-storage products and service sales	147,633	147,961
Property management fees	13,316	12,431
Life insurance premiums	81,785	80,781
Property and casualty insurance premiums	25,264	23,928
Net investment and interest income	53,365	44,123
Other revenue	103,026	91,728
Consolidated revenue	$1,922,320	$1,847,708

Self-moving equipment rental revenues increased $30.5 million during the first six months of fiscal 2017, compared with the first six months of fiscal 2016.  The improvement in revenue was generated from an increase in transactions.  The average number of rental trucks in the fleet increased compared with the same period last year.

Self-storage revenues increased $20.6 million during the first six months of fiscal 2017, compared with the first six months of fiscal 2016.  The average monthly amount of occupied square feet increased by 13.5% during the first six months of fiscal 2017 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 3.5 million net rentable square feet or a 15.7% increase, with approximately 1.5 million of that coming on during the first six months of fiscal 2017.

Life insurance premiums increased $1.0 million during the first six months of fiscal 2017, compared with the first six months of fiscal 2016 due primarily to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $1.3 million during the first six months of fiscal 2017, compared with the first six months of fiscal 2016 due to an increase in Safetow and Safestor sales which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $9.2 million during the first six months of fiscal 2017, compared with the first six months of fiscal 2016 due to a larger invested asset base at our insurance companies and gains generated from our mortgage loan portfolio.

Other revenue increased $11.3 million during the first six months of fiscal 2017, compared with the first six months of fiscal 2016, primarily coming from growth in our U-BoxTM program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,922.3 million for the first six months of fiscal 2017, as compared with $1,847.7 million for the first six months of fiscal 2016.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2017 and the first six months of fiscal 2016. The insurance companies’ first six months ended June 30, 2016 and 2015.

	Six Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,766,231	$1,703,134
Earnings from operations before equity in earnings of subsidiaries	541,665	577,685
Property and casualty insurance
Revenues	34,772	31,515
Earnings from operations	14,597	12,543
Life insurance
Revenues	123,756	115,256
Earnings from operations	11,014	12,268
Eliminations
Revenues	(2,439)	(2,197)
Earnings from operations before equity in earnings of subsidiaries	(295)	(320)
Consolidated results
Revenues	1,922,320	1,847,708
Earnings from operations	566,981	602,176

Total costs and expenses increased $109.8 million during the first six months of fiscal 2017, compared with the first six months of fiscal 2016. Our insurance segments accounted for $11.0 million of the increase primarily due to increased benefit costs.

Moving and Storage total costs and expenses increased $99.1 million.  In October 2016, we settled the litigation with PEI, see Note 9, Contingencies. As part of this settlement, we paid $41.4 million to PEI. In fiscal 2015 and fiscal 2016, we recorded $66.0 million as accrued contingencies and interest. During the second quarter of fiscal 2017, we recognized the difference between our contingency accrual and the actual settlement as a $24.6 million reduction of operating expenses. Excluding the effect of the reversal of this accrual during fiscal 2017, operating expenses for Moving and Storage increased $38.3 million. Personnel costs, equipment maintenance, property tax and a change in the accounting threshold for the expensing of smaller capital items led to the additional costs. Depreciation expense increased $40.7 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $50.5 million. This resulted in an increase of $91.2 million in depreciation expense, net.  Compared with the first six months of last year we have sold fewer used trucks. On average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit.  Lease expense decreased $9.4 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases; this ongoing shift in financing allocation also contributed to the increase in depreciation expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $567.0 million for the first six months of fiscal 2017, as compared with $602.2 million for the first six months of fiscal 2016.

Interest expense for the first six months of fiscal 2017 was $54.9 million, compared with $46.1 million for the first six months of fiscal 2016 primarily due to increased borrowings.

Income tax expense was $188.5 million for the first six months of fiscal 2017, compared with $201.4 million for first six months of fiscal 2016 due to higher pretax earnings for the first six months of fiscal 2016.

As a result of the above mentioned items, earnings available to common shareholders were $323.6 million for the first six months of fiscal 2017, compared with $354.7 million for the first six months of fiscal 2016.

Basic and diluted earnings per common share for the first six months of fiscal 2017 were $16.52, compared with $18.10 for the first six months of fiscal 2016.

The weighted average common shares outstanding basic and diluted were 19,586,240 for the first six months of fiscal 2017, compared with 19,596,921 for the first six months of fiscal 2016.

Moving and Storage

Six Months Ended September 30, 2016 compared with the Six Months Ended September 30, 2015

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2017 and the first six months of fiscal 2016:

	Six Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,359,855	$1,329,223
Self-storage revenues	139,885	119,251
Self-moving and self-storage products and service sales	147,633	147,961
Property management fees	13,316	12,431
Net investment and interest income	4,465	4,662
Other revenue	101,077	89,606
Moving and Storage revenue	$1,766,231	$1,703,134

Self-moving equipment rental revenues increased $30.6 million during the first six months of fiscal 2017, compared with the first six months of fiscal 2016. The improvement in revenue was generated from an increase in transactions.  The average number of rental trucks in the fleet increased compared to the same period last year.

Self-storage revenues increased $20.6 million during the first six months of fiscal 2017, compared with the first six months of fiscal 2016.  The average monthly amount of occupied square feet increased by 13.5% during the first six months of fiscal 2017 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 3.5 million net rentable square feet or a 15.7% increase, with approximately 1.5 million of that coming on during the first six months of fiscal 2017.

Net investment and interest income decreased $0.2 million during the first six months of fiscal 2017, compared with the first six months of fiscal 2016.

Other revenue increased $11.5 million during the first six months of fiscal 2017, compared with the first six months of fiscal 2016 caused primarily by growth in the U-BoxTM program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	294	252
Square footage as of September 30	25,480	22,023
Average number of rooms occupied	225	200
Average occupancy rate based on room count	78.2%	83.2%
Average square footage occupied	20,257	17,849

Over the last twelve months we added approximately 3.5 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 19%.

Total costs and expenses increased $99.1 million during the first six months of fiscal 2017, compared with the first six months of fiscal 2016.  In October 2016, we settled the litigation with PEI, see Note 9, Contingencies. As part of this settlement, we paid $41.4 million to PEI. In fiscal 2015 and fiscal 2016, we recorded $66.0 million as accrued contingencies and interest. During the second quarter of fiscal 2017, we recognized the difference between our contingency accrual and the actual settlement as a $24.6 million reduction of operating expenses. Excluding the effect of the reversal of this accrual during fiscal 2017, operating expenses for Moving and Storage increased $38.3 million. Personnel costs, equipment maintenance, property tax and a change in the accounting threshold for the expensing of smaller capital items led to the additional costs. Depreciation expense increased $40.7 million due to the additional amount of equipment in the rental fleet. Gains from the disposal of property, plant and equipment decreased $50.5 million. This resulted in an increase of $91.2 million in depreciation expense, net.  Compared with the first six months of last year we have sold fewer used trucks. On average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit.  Lease expense decreased $9.4 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases; this ongoing shift in financing allocation also contributed to the increase in depreciation expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $541.7 million for the first six months of fiscal 2017, compared with $577.7 million for the first six months of fiscal 2016.

Equity in the earnings of AMERCO’s insurance subsidiaries was $16.9 million for the first six months of fiscal 2017, compared with $16.1 million for the first six months of fiscal 2016.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $558.5 million for the first six months of fiscal 2017, compared with $593.8 million for the first six months of fiscal 2016.

Property and Casualty Insurance

Six Months Ended June 30, 2016 compared with the Six Months Ended June 30, 2015

Net premiums were $25.3 million and $23.9 million for the six months ended June 30, 2016 and 2015, respectively.  A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $9.5 million and $7.6 million for the six months ended June 30, 2016 and 2015, respectively. The increase was primarily due to $2.4 million in gains on the repayment of mortgage loans compared with $0.7 million in the same period last year along with additional income from an increased invested asset base.

Net operating expenses were $13.5 million and $13.4 million for the six months ended June 30, 2016 and 2015, respectively, due primarily to an increase in commissions partially offset by various reductions in operating costs.

Benefits and losses incurred were $6.7 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively. The increase was primarily due to $0.4 million of adverse development during the six months ended June 30, 2016 coupled with $0.5 million of positive reserve development in the six months ended June 30, 2015. The majority of the reserve development in both years occurred in the Safe programs.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $14.6 million and $12.5 million for the six months ended June 30, 2016 and 2015, respectively.

Life Insurance

Six Months Ended June 30, 2016 compared with the Six Months Ended June 30, 2015

Net premiums were $81.8 million and $80.8 million for the six months ended June 30, 2016 and 2015, respectively. The increase was primarily due to a $0.7 million increase in Medicare supplement renewal premiums offset by the reduction in sales. Other Annuity deposits, which are accounted for on the balance sheet, were $111.8 million an increase of $1.5 million, compared with the same period last year.

Net investment income was $39.8 million and $32.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase was attributable to gains from our mortgage loan portfolio in addition to increased investment income from a larger invested asset base.

Net operating expenses were $11.6 million and $11.3 million for the six months ended June 30, 2016 and 2015, respectively.

Benefits and losses incurred were $87.2 million and $81.3 million for the six months ended June 30, 2016 and 2015, respectively. Medicare supplement benefits increased by $5.3 million as a result of the increase in policies in force and the increased benefit to premium ratio.  All other products lines accounted for a $0.6 million increase.

Amortization of DAC, SIA and VOBA was $13.9 million and $10.4 million for the six months ended June 30, 2016 and 2015, respectively. The increase was due to additional DAC amortization generated by investment gains along with increased amortization associated with a larger DAC asset.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $11.0 million and $12.3 million for the six months ended June 30, 2016 and 2015, respectively.

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

At September 30, 2016, cash and cash equivalents totaled $921.3 million, compared with $600.6 million at March 31, 2016. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of September 30, 2016 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$907,861	$11,775	$1,691
Other financial assets	145,447	437,283	1,711,029
Debt and lease obligations	2,992,490	–	–

(a) As of June 30, 2016

At September 30, 2016, Moving and Storage had additional cash available under existing credit facilities of $63.0 million. The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $19.9 million in the first six months of fiscal 2017 compared with the first six months of fiscal 2016.  The improvement in Moving and Storage was due to a reduction in federal income tax payments. The first six months of fiscal 2016 included a $56.8 million payment from Private Mini that did not recur this year.

Net cash used in investing activities increased $82.0 million in the first six months of fiscal 2017, compared with the first six months of fiscal 2016. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, increased $41.0 million. Cash from the sales of property, plant and equipment decreased $68.8 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $27.2 million due to higher investment sales proceeds compared with the prior year period.

Net cash provided by financing activities decreased $139.1 million in the first six months of fiscal 2017, as compared with the first six months of fiscal 2016. This was due to a combination of decreased debt and capital lease repayments of $23.9 million, a decrease in cash from borrowings of $129.9 million and a decrease in net annuity deposits from Life Insurance of $33.6 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2017, we will reinvest in our truck and trailer rental fleet approximately $665 million, net of equipment sales excluding any lease buyouts. Through the first six months of fiscal 2017, we have invested, net of sales, approximately $357 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2017 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2017 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first six months of fiscal 2017, we invested approximately $252 million in real estate acquisitions, new construction and renovation and major repairs. For the remainder of fiscal 2017, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $450.9 million and $341.1 million for the first six months of fiscal 2017 and 2016, respectively. The components of our net capital expenditures are provided in the following table:

	Six Months Ended September 30,
	2016	2015
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$665,165	$426,051
Equipment lease buyouts	12,244	74,064
Purchases of real estate, construction and renovations	251,739	275,693
Other capital expenditures	65,980	41,597
Gross capital expenditures	995,128	817,405
Less: Lease proceeds	(233,851)	(97,140)
Less: Sales of property, plant and equipment	(310,409)	(379,198)
Net capital expenditures	450,868	341,067

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

We believe that stockholder’s equity at Property and Casualty Insurance remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Property and Casualty Insurance’s stockholder’s equity was $178.4 million and $160.6 million at June 30, 2016 and December 31, 2015, respectively. The increase resulted from net earnings of $9.6 million and an increase in other comprehensive income of $8.2 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the first six months ended June 30, 2016 were $80.6 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $310.1 million and $271.7 million at June 30, 2016 and December 31, 2015, respectively. The increase resulted from net earnings of $7.3 million and an increase in other comprehensive income of $31.1 million. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of June 30, 2016, Oxford had outstanding deposits of $30.0 million through its membership in the Federal Home Loan Bank system (“FHLB”). For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $720.9 million and $695.6 million for the first six months of fiscal 2017 and 2016, respectively due to a reduction in federal income tax payments. The first six months of fiscal 2016 included a $56.8 million payment from Private Mini that did not recur this year.

Property and Casualty Insurance

Net cash provided by operating activities were $8.8 million and $6.3 million for the first six months ended June 30, 2016 and 2015, respectively. Operating cash flows increased due to increased written premiums.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $41.1 million and $24.3 million at June 30, 2016 and December 31, 2015, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $23.3 million and $31.2 million for the six months ended June 30, 2016 and 2015, respectively. Operating cash flows decreased due to timing of collection of receivables and settlement of payables, offset by an increase in collected investment income and a reduction in federal income taxes paid.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. At June 30, 2016 and December 31, 2015, cash and cash equivalents and short-term investments amounted to $30.9 million and $25.5 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At September 30, 2016, we had available borrowing capacity under existing credit facilities of $63.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At September 30, 2016, we had $0.3 million of available-for-sale assets classified in Level 3.

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

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $20.4 million of residual values at September 30, 2016 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $46.6 million at September 30, 2016.

Historically, we have used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when our overall borrowing structure was more limited. We do not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $15.5 million from the above mentioned entities for both the first six months of fiscal 2017 and 2016. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Willow Grove Holdings LP, which is owned by Mark V. Shoen (a significant shareholder) and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder) and a trust benefitting the children and grandchild of Edward J. Shoen.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $1.4 million and $1.3 million in the first six months of fiscal 2017 and 2016, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At September 30, 2016, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $32.9 million and $31.3 million in commissions pursuant to such dealership contracts during the first six months of fiscal 2017 and 2016, respectively.

During the first six months of fiscal 2017, a subsidiary of ours held a junior unsecured note of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $2.5 million and received cash interest payments of $2.3 million from SAC Holdings for both the first six months of fiscal 2017 and 2016. The largest aggregate amount of the note receivable outstanding during the first six months of fiscal 2017 was $49.3 million and the aggregate note receivable balance at September 30, 2016 was $48.7 million. In accordance with the terms of this note, SAC Holdings may prepay the notes without penalty or premium at any time. The scheduled maturity of this note is 2017.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $14.6 million, expenses of $1.4 million and cash flows of $13.6 million during the first six months of fiscal 2017. Revenues and commission expenses related to the Dealer Agreements were $152.6 million and $32.9 million, respectively during the first six months of fiscal 2017.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease.  We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at September 30, 2016:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$132,778		$(8,531)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
5,126	(a)	(59)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
9,688	(a)	(235)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
19,333	(a)	(360)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
7,800	(a)	(134)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
8,567	(b)	(105)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
10,729		(109)	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
20,475		(121)	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of September 30, 2016, we had $842.0 million of variable rate debt obligations and $8.6 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $6.4 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.8% and 4.9% of our revenue was generated in Canada during the first six months of fiscal 2017 and 2016, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements may include, but are not limited to, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and pending litigation against us, the adequacy of our liquidity, our goals and strategies, and plans for new business, our access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, projections of capital expenditures and our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box program, the impact of interest rate and foreign currency exchange rate changes on our operations, the benefits of our captial structure, the sufficiency of our capital resources and the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the degree and nature of our competition; our leverage; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; the limited number of manufacturers that supply our rental trucks; our ability to effectively hedge our variable interest rate debt; that we are controlled by a small contingent of stockholders; risks relating to our notes receivable from SAC Holding; fluctuations in quarterly results and seasonality; changes in, and our compliance with, government regulations, particularly environmental regulations and regulations relating to motor carrier operations; our reliance on our third party dealer network; liability claims relating to our rental vehicles and equipment; our ability to attract, motivate and retain key employees; reliance on our automated systems and the internet; our insurance financial strength ratings; our ability to recover under reinsurance arrangements and other factors described in Item 1A, Risk Factors in our Annual Report on Form 10-K and in this Quarterly Report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this Quarterly Report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by law.

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

Change in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1. Legal Proceedings

The information regarding our legal proceedings in Note 9, Contingencies, of the Notes to Condensed Consolidated Financial Statements is incorporated by reference herein.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” of our most recent annual report on Form 10-K for the year ended March 31, 2016, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of this quarterly report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding of our operations and financial conditions. The risks described in our Form 10-K and herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Below we set forth material updates to the risk factors contained in “Item 1A. Risk Factors” or our most recently filed Form 10-K:

A substantial amount of our shares are owned by a small contingent of stockholders.

As of September 30, 2016, Willow Grove Holdings LP, directly and through controlled entities, owns 8,307,584 shares of AMERCO common stock, and together with Edward J. Shoen and Mark V. Shoen, owns 8,359,527 shares (approximately 42.6%) of AMERCO common stock.  Accordingly, Edward J. Shoen and Mark V. Shoen, brothers, are in a position to significantly influence our business and policies, including the approval of certain significant transactions, the election of the members of our Board of Directors and other matters submitted to our stockholders. There can be no assurance that their interests will not conflict with the interests of our other stockholders.

In addition, 1,207,930 shares (approximately 6.2%) of AMERCO common stock is owned under our Employee Stock Ownership Plan (“ESOP”).  Each ESOP participant is entitled to vote the shares allocated to himself or herself in their discretion.  In the event an ESOP participant does not vote his or her shares, such shares shall be voted by the ESOP trustee, in the ESOP trustee’s discretion.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
4.1	Series UIC-1F and 2F Twenty-Eighth Supplemental Indenture and Pledge and Security Agreement dated September 13, 2016, by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 13, 2016, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2016	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: November 9, 2016	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)