Form 10-Q
period 2016-12-31
AMERCO /NV/
filed 2017-02-08
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2016

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 1, 2017

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	December 31,	March 31,
	2016	2016
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$984,185	$600,646
Reinsurance recoverables and trade receivables, net	199,095	175,210
Inventories, net	79,682	79,756
Prepaid expenses	54,486	134,300
Investments, fixed maturities and marketable equities	1,700,581	1,510,538
Investments, other	376,813	310,072
Deferred policy acquisition costs, net	118,040	136,386
Other assets	78,049	77,210
Related party assets	91,705	85,734
	3,682,636	3,109,852
Property, plant and equipment, at cost:
Land	633,725	587,347
Buildings and improvements	2,509,073	2,187,400
Furniture and equipment	477,131	399,943
Rental trailers and other rental equipment	493,214	462,379
Rental trucks	3,806,387	3,514,175
	7,919,530	7,151,244
Less: Accumulated depreciation	(2,314,849)	(2,133,733)
Total property, plant and equipment	5,604,681	5,017,511
Total assets	$9,287,317	$8,127,363
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$435,000	$502,613
Notes, loans and leases payable	3,198,435	2,665,396
Policy benefits and losses, claims and loss expenses payable	1,083,627	1,071,412
Liabilities from investment contracts	1,085,775	951,490
Other policyholders' funds and liabilities	8,268	8,650
Deferred income	23,847	22,784
Deferred income taxes	791,661	653,612
Total liabilities	6,626,613	5,875,957

Commitments and contingencies (notes 4, 8 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of December 31 and March 31, 2016	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2016	–	–
Series common stock, with or without par value, 250,000,000 shares authorized:
Series A common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2016	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of December 31 and March 31, 2016	10,497	10,497
Additional paid-in capital	452,014	451,629
Accumulated other comprehensive loss	(21,034)	(60,525)
Retained earnings	2,902,932	2,533,641
Cost of common shares in treasury, net (22,377,912 shares as of December 31 and March 31, 2016)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of December 31 and March 31, 2016)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(6,055)	(6,186)
Total stockholders' equity	2,660,704	2,251,406
Total liabilities and stockholders' equity	$9,287,317	$8,127,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$541,473	$517,403
Self-storage revenues	72,309	63,164
Self-moving and self-storage products and service sales	51,562	50,038
Property management fees	9,734	8,170
Life insurance premiums	41,279	40,657
Property and casualty insurance premiums	14,938	14,105
Net investment and interest income	23,054	19,026
Other revenue	36,327	32,188
Total revenues	790,676	744,751

Costs and expenses:
Operating expenses	389,352	356,156
Commission expenses	61,052	58,347
Cost of sales	32,537	29,460
Benefits and losses	45,403	41,574
Amortization of deferred policy acquisition costs	5,200	5,138
Lease expense	8,807	10,461
Depreciation, net of (gains) on disposals of (($4,517) and ($8,984), respectively)	116,123	85,713
Total costs and expenses	658,474	586,849

Earnings from operations	132,202	157,902
Interest expense	(29,003)	(25,407)
Amortization on early extinguishment of debt	(499)	–
Pretax earnings	102,700	132,495
Income tax expense	(37,472)	(50,726)
Earnings available to common stockholders	$65,228	$81,769
Basic and diluted earnings per common share	$3.33	$4.17
Weighted average common shares outstanding: Basic and diluted	19,586,694	19,599,352

Related party revenues for the third quarter of fiscal 2017 and 2016, net of eliminations, were $11.0 million and $9.4 million, respectively.

Related party costs and expenses for the third quarter of fiscal 2017 and 2016, net of eliminations, were $13.7 million and $13.0 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Nine Months Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,899,519	$1,844,908
Self-storage revenues	212,194	182,415
Self-moving and self-storage products and service sales	199,195	197,999
Property management fees	23,050	20,601
Life insurance premiums	123,064	121,438
Property and casualty insurance premiums	40,202	38,033
Net investment and interest income	76,419	63,149
Other revenue	139,353	123,916
Total revenues	2,712,996	2,592,459

Costs and expenses:
Operating expenses	1,172,647	1,125,607
Commission expenses	215,330	212,204
Cost of sales	116,851	110,596
Benefits and losses	139,242	128,393
Amortization of deferred policy acquisition costs	19,131	15,559
Lease expense	29,204	40,249
Depreciation, net of (gains) on disposals of (($32,775) and ($87,789), respectively)	321,408	199,773
Total costs and expenses	2,013,813	1,832,381

Earnings from operations	699,183	760,078
Interest expense	(83,862)	(71,480)
Amortization on early extinguishment of debt	(499)	–
Pretax earnings	614,822	688,598
Income tax expense	(225,946)	(252,165)
Earnings available to common stockholders	$388,876	$436,433
Basic and diluted earnings per common share	$19.85	$22.27
Weighted average common shares outstanding: Basic and diluted	19,586,389	19,597,735

Related party revenues for the first nine months of fiscal 2017 and 2016, net of eliminations, were $26.7 million and $25.5 million, respectively.

Related party costs and expenses for the first nine months of fiscal 2017 and 2016, net of eliminations, were $47.9 million and $45.6 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended December 31, 2016	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$102,700	$(37,472)	$65,228
Other comprehensive income (loss):
Foreign currency translation	(5,821)	–	(5,821)
Unrealized net gain on investments	4,238	(1,483)	2,755
Change in fair value of cash flow hedges	2,853	(931)	1,922
Total comprehensive income	$103,970	$(39,886)	$64,084

Quarter Ended December 31, 2015	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$132,495	$(50,726)	$81,769
Other comprehensive income (loss):
Foreign currency translation	(6,727)	–	(6,727)
Unrealized net gain on investments	1,025	(359)	666
Change in fair value of cash flow hedges	4,353	(1,654)	2,699
Total comprehensive income	$131,146	$(52,739)	$78,407

Nine Months Ended December 31, 2016	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$614,822	$(225,946)	$388,876
Other comprehensive income (loss):
Foreign currency translation	(7,803)	–	(7,803)
Unrealized net gain on investments	64,856	(22,700)	42,156
Change in fair value of cash flow hedges	8,039	(2,901)	5,138
Total comprehensive income	$679,914	$(251,547)	$428,367

Nine Months Ended December 31, 2015	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$688,598	$(252,165)	$436,433
Other comprehensive income (loss):
Foreign currency translation	(17,292)	–	(17,292)
Unrealized net loss on investments	(19,947)	6,982	(12,965)
Change in fair value of cash flow hedges	8,958	(3,404)	5,554
Total comprehensive income	$660,317	$(248,587)	$411,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Nine Months Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$388,876	$436,433
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	354,183	287,562
Amortization of deferred policy acquisition costs	19,131	15,559
Amortization of debt issuance costs	3,125	2,319
Interest credited to policyholders	18,190	13,844
Change in allowance for losses on trade receivables	(28)	(182)
Change in allowance for inventory reserves	1,897	(1,939)
Net gain on sale of real and personal property	(32,775)	(87,789)
Net gain on sale of investments	(3,948)	(3,779)
Deferred income taxes	112,448	151,399
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(23,919)	8,568
Inventories	(1,901)	(3,887)
Prepaid expenses	79,578	(57,015)
Capitalization of deferred policy acquisition costs	(21,040)	(24,803)
Other assets	(1,431)	18,361
Related party assets	(5,469)	49,803
Accounts payable and accrued expenses	30,773	37,323
Policy benefits and losses, claims and loss expenses payable	12,843	12,976
Other policyholders' funds and liabilities	(382)	(560)
Deferred income	1,105	1,005
Related party liabilities	(711)	(878)
Net cash provided by operating activities	930,545	854,320

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(981,316)	(1,051,830)
Short term investments	(566,371)	(391,683)
Fixed maturities investments	(261,851)	(318,664)
Equity securities	(489)	(1,315)
Preferred stock	–	(5)
Real estate	(15,863)	(23)
Mortgage loans	(159,309)	(99,549)
Proceeds from sales and paydowns of:
Property, plant and equipment	412,892	463,602
Short term investments	566,955	400,844
Fixed maturities investments	147,233	135,727
Equity securities	–	808
Preferred stock	3,351	–
Real estate	1,681	–
Mortgage loans	109,260	34,141
Net cash used by investing activities	(743,827)	(827,947)

Cash flows from financing activities:
Borrowings from credit facilities	534,008	508,276
Principal repayments on credit facilities	(244,545)	(280,304)
Debt issuance costs	(4,529)	(5,957)
Capital lease payments	(141,750)	(110,202)
Employee Stock Ownership Plan	(7,541)	(1,559)
Securitization deposits	371	448
Common stock dividends paid	(39,171)	(78,374)
Investment contract deposits	180,554	232,912
Investment contract withdrawals	(64,459)	(41,258)
Net cash provided by financing activities	212,938	223,982

Effects of exchange rate on cash	(16,117)	(17,578)

Increase in cash and cash equivalents	383,539	232,777
Cash and cash equivalents at the beginning of period	600,646	441,850
Cash and cash equivalents at the end of period	$984,185	$674,627

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

The condensed consolidated balance sheet as of December 31, 2016 and the related condensed consolidated statements of operations, comprehensive income (loss) for the third quarter and first nine months and cash flows for the first nine months of fiscal 2017 and 2016 are unaudited.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 20,958 and 7,587 as of December 31, 2016 and 2015, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $17.0 million and $17.3 million at December 31, 2016 and March 31, 2016, respectively.

Available-for-Sale Investments

Available-for-sale investments at December 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$87,116	$6,872	$–	$(80)	$93,908
U.S. government agency mortgage-backed securities	28,935	1,940	(5)	(2)	30,868
Obligations of states and political subdivisions	159,596	15,829	(12)	(90)	175,323
Corporate securities	1,250,266	70,953	(4,404)	(1,411)	1,315,404
Mortgage-backed securities	42,665	1,214	–	(58)	43,821
Redeemable preferred stocks	14,640	492	–	(96)	15,036
Common stocks	17,970	8,261	(10)	–	26,221
	$1,601,188	$105,561	$(4,431)	$(1,737)	$1,700,581

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Available-for-sale investments at March 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$85,861	$3,791	$–	$(193)	$89,459
U.S. government agency mortgage-backed securities	21,845	1,596	(6)	(39)	23,396
Obligations of states and political subdivisions	166,725	10,660	(81)	(414)	176,890
Corporate securities	1,143,125	26,861	(8,013)	(28,181)	1,133,792
Mortgage-backed securities	42,991	475	–	(62)	43,404
Redeemable preferred stocks	17,977	556	–	(105)	18,428
Common stocks	17,732	7,822	(10)	(375)	25,169
	$1,496,256	$51,761	$(8,110)	$(29,369)	$1,510,538

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $147.1 million during the first nine months of fiscal 2017. The gross realized gains on these sales totaled $3.4 million. The gross realized losses on these sales totaled $1.8 million.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate it on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs, if any, through earnings. There were no write downs in the third quarter or for the first nine months of fiscal 2017 or 2016.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for the third quarter or first nine months of fiscal 2017.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	December 31, 2016		March 31, 2016
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$29,111	$29,500	$48,679	$49,146
Due after one year through five years	319,439	334,064	250,576	256,597
Due after five years through ten years	604,645	639,749	557,984	557,961
Due after ten years	572,718	612,190	560,317	559,833
	1,525,913	1,615,503	1,417,556	1,423,537

Mortgage backed securities	42,665	43,821	42,991	43,404
Redeemable preferred stocks	14,640	15,036	17,977	18,428
Common stocks	17,970	26,221	17,732	25,169
	$1,601,188	$1,700,581	$1,496,256	$1,510,538

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

			December 31,	March 31,
	2016 Rate (a)	Maturities	2016	2016
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	2.17% - 6.93%	2023	$171,789	$205,000
Senior mortgages	2.24% - 5.50%	2017 - 2038	1,256,832	1,121,897
Working capital loans (revolving credit)	2.24%	2018	85,000	–
Fleet loans (amortizing term)	1.95% - 4.76%	2017 - 2023	216,582	218,998
Fleet loans (securitization)	4.90%	2017	53,876	62,838
Fleet loans (revolving credit)	1.76% - 2.46%	2018 - 2021	454,000	347,000
Capital leases (rental equipment)	2.12% - 7.16%	2017 - 2024	917,792	672,825
Other obligations	3.00% - 8.00%	2017 - 2045	67,318	60,200
Notes, loans and leases payable			3,223,189	2,688,758
Less: Debt issuance costs			(24,754)	(23,362)
Total notes, loans and leases payable			$3,198,435	$2,665,396

(a) Interest rate as of December 31, 2016, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of December 31, 2016, the outstanding balance on the Real Estate Loan was $171.8 million. The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At December 31, 2016, the applicable LIBOR was 0.67% and the applicable margin was 1.50%, the sum of which was 2.17%, which was applied to $40.7 million of the Real Estate Loan. The rate of the remaining balance of $131.1 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The interest rate swap expires in August 2018, after which date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of December 31, 2016 were in the aggregate amount of $1,256.8 million and mature between 2017 and 2038. The senior mortgages require monthly principal and interest payments, except for one mortgage that only requires interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.72% and 5.50%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Additionally, $159.0 million of these loans have variable interest rates comprised of applicable LIBOR base rates between 0.63% and 0.70% plus margins between 2.00% and 2.50%, the sums of which were between 2.63% and 3.20%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $50.0 million. At December 31, 2016 the full $50.0 million was available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2018. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate is the applicable LIBOR plus a margin of 1.25%. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $85.0 million. At December 31, 2016, the outstanding balance was $85.0 million. This loan is secured by certain properties owned by the borrower. This loan agreement provides for term loans, subject to the terms of the loan agreement. The final maturity of the loan is November 2018. This loan requires monthly interest payments with the unpaid loan balance and accrued and upaid interest due at maturity. The interest rate, per the provision of the loan agreement, is the applicable LIBOR plus the applicable margin. At December 31, 2016, the applicable LIBOR was 0.74% and the margin was 1.50%, the sum of which was 2.24%. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of December 31, 2016 was $216.6 million with the final maturities between July 2017 and September 2023.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At December 31, 2016, the applicable LIBOR was between 0.62% and 0.70% and applicable margins were between 1.72% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 4.76% based on current margins. Additionally, $146.9 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At December 31, 2016, the outstanding balance was $53.9 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $150 million, which can be increased to a maximum of $225 million. This loan matures in September 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At December 31, 2016, the applicable LIBOR was 0.61% and the margin was 1.15%, the sum of which was 1.76%. Only interest is paid on the loan until the last nine months when principal is due monthly. As of December 31, 2016, the outstanding balance was $142.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $100 million, which can be increased to a maximum of $215 million. This loan matures in March 2020. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At December 31, 2016, the applicable LIBOR was 0.62% and the margin was 1.15%, the sum of which was 1.77%. Only interest is paid on the loan until the last nine months when principal is due monthly. As of December 31, 2016, the outstanding balance was $147.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $50 million. The loan matures in May 2019. This agreement contains an option to extend the maturity through January 2020. The interest rate, per the provision of the Loan Agreement is the applicable LIBOR plus the applicable margin. At December 31, 2016, the applicable LIBOR was 0.61% and the margin was 1.85%, the sum of which was 2.46%. Only interest is paid during the first five years of the loan with principal due upon maturity. As of December 31, 2016, the outstanding balance was $40.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $125 million. The loan matures in November 2021. In October 2016, this loan was amended and the availablity was increased to $150.0 million. The interest rate, per the provision of the Loan Agreement is the applicable LIBOR plus the applicable margin. At December 31, 2016, the applicable LIBOR was 0.62% and the margin was 1.15%, the sum of which was 1.77%. Only interest is paid on the loan until the last nine months when principal is due monthly. As of December 31, 2016, the outstanding balance was $125.0 million.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between five and seven years. During the first nine months of fiscal 2017, we entered into $379.4 million of new capital leases. At December 31, 2016, the balance of our capital leases was $917.8 million. The net book value of the corresponding capitalized assets was $1,256.5 million at December 31, 2016.

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

At December 31, 2016, the aggregate outstanding principal balance of the U-Notes issued was $71.9 million of which $4.6 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 3.00% and 8.00% and maturity dates range between 2017 and 2045.

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made a deposit with Oxford. As of September 30, 2016, the deposit balance was $30.0 million, which Oxford pays a fixed interest rate of 0.57% due on the maturity date of March 31, 2017. The balance of the deposit is included within Liabilities from investment contracts on the consolidated balance sheet.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt, including capital leases and excluding debt issuance costs, as of December 31, 2016 for the next five years and thereafter are as follows:

	Twelve Months Ending December 31,
	2017	2018	2019	2020	2021	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$423,432	$566,646	$431,682	$292,576	$306,774	$1,202,079

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
Interest expense	$27,441	$22,452
Capitalized interest	(1,119)	(958)
Amortization of transaction costs	863	807
Interest expense resulting from derivatives	1,818	3,106
Total interest expense	29,003	25,407
Amortization on early extinguishment of debt	499	–
Total	$29,502	$25,407

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Nine Months Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
Interest expense	$77,849	$61,756
Capitalized interest	(3,417)	(2,380)
Amortization of transaction costs	2,510	2,298
Interest expense resulting from derivatives	6,920	9,806
Total interest expense	83,862	71,480
Amortization on early extinguishment of debt	499	–
Total	84,361	71,480

Interest paid in cash, including payments related to derivative contracts, amounted to $28.7 million and $25.0 million for the third quarter of fiscal 2017 and 2016, respectively and $84.0 million and $69.6 million for the first nine months of fiscal 2017 and 2016, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.82%	1.66%
Interest rate at the end of the quarter	1.89%	1.69%
Maximum amount outstanding during the quarter	$597,000	$265,000
Average amount outstanding during the quarter	$550,304	$258,207
Facility fees	$10	$25

	Revolving Credit Activity
	Nine Months Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	1.76%	1.65%
Interest rate at the end of the period	1.89%	1.69%
Maximum amount outstanding during the period	$597,000	$265,000
Average amount outstanding during the period	$450,880	$224,582
Facility fees	$99	$169

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

(a) forward swap
(b) operating lease

As of December 31, 2016, the total notional amount of our variable interest rate swaps on debt and an operating lease was $202.0 million and $8.2 million, respectively.

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Values as of
	December 31, 2016	March 31, 2016
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$6,785	$14,845

	The Effect of Interest Rate Contracts on the Statements of Operations for the Nine Months Ended

	December 31, 2016	December 31, 2015
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$6,920	$9,806
Gain recognized in AOCI on interest rate contracts (effective portion)	$(8,039)	$(8,958)
Loss reclassified from AOCI into income (effective portion)	$6,940	$9,736
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(20)	$70

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During the first nine months of fiscal 2017, we recognized an increase in the fair value of our cash flow hedges of $5.1 million, net of taxes. Embedded in this gain was $6.9 million of losses reclassified from accumulated other comprehensive income to interest expense during the first nine months of fiscal 2017, net of taxes. At December 31, 2016, we expect to reclassify $5.8 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months.

6. Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2016	$(63,643)	$14,115	$(9,208)	$(1,789)	$(60,525)
Foreign currency translation	(7,803)	–	–	–	(7,803)
Unrealized net gain on investments	–	42,156	–	–	42,156
Change in fair value of cash flow hedges	–	–	12,078	–	12,078
Amounts reclassified from AOCI	–	–	(6,940)	–	(6,940)
Other comprehensive income (loss)	(7,803)	42,156	5,138	–	39,491
Balance at December 31, 2016	$(71,446)	$56,271	$(4,070)	$(1,789)	$(21,034)

7. Stockholders’ Equity

On March 15, 2016, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on April 5, 2016. The dividend was paid on April 21, 2016.

On October 5, 2016, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on October 20, 2016. The dividend was paid on November 3, 2016.

On June 8, 2016, the stockholder’s approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of December 31, 2016, no awards had been issued under this plan.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of December 31, 2016, we have guaranteed $17.6 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Operating lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment	Rental Equipment	Total
	(Unaudited)
		(In thousands)
Twelve Months Ended December 31:
2017	$16,445	$11,215	$27,660
2018	14,592	9,968	24,560
2019	15,063	3,099	18,162
2020	15,543	–	15,543
2021	15,315	–	15,315
Thereafter	41,320	–	41,320
Total	$118,278	$24,282	$142,560

9. Contingencies

PODS Enterprises, Inc. v. U-Haul International, Inc.

On July 3, 2012, PODS Enterprises, Inc. (“PEI”), filed a lawsuit against U-Haul. The claims arose from U-Haul’s use of the word “pod” and “pods” as a generic term for its U-Box moving and storage product. PEI alleged that such use was an inappropriate use of its PODSmark.

On September 25, 2014, the jury in the United States District Court for the Middle District of Florida returned a unanimous verdict, finding in favor of PEI and against U-Haul on all claims and counterclaims.  The jury awarded PEI $45 million in actual damages and $15.7 million in U-Haul’s alleged profits attributable to its use of the term “pod” or “pods.” A total of $60.7 million was recorded as an accrual in our financial statements.

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

On September 13, 2016, the parties reached a settlement in principle, for $41.4 million. On October 10, 2016, the parties signed a formal written settlement agreement. U-Haul wired the settlement payment on or about October 12, 2016.

On November 4, 2016, the trial court entered an Order (i) confirming the satisfaction in full of the Judgment and the Amended Judgment and (ii) releasing the Bond and Rider in their entirety as to U-Haul.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On November 14, 2016, the parties jointly moved to dismiss U-Haul’s consolidated appeals with prejudice, with each side to bear its own costs. The request for dismissal encompassed all claims and all parties on appeal. Pursuant to the parties’ joint motion for voluntary dismissal, the Clerk of the Court of the United States Court of Appeals for the Eleventh Circuit entered the dismissal, effective November 16, 2016.

The parties have completed their respective performances under the terms of the settlement agreement.

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

Related Party Revenue

	Quarter Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,226	$1,245
U-Haul management fee revenue from SAC Holdings	4,687	4,461
U-Haul management fee revenue from Private Mini	875	849
U-Haul management fee revenue from Mercury	4,172	2,860
	$10,960	$9,415

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Nine Months Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$3,681	$3,733
U-Haul interest income revenue from Private Mini	–	1,126
U-Haul management fee revenue from SAC Holdings	14,995	14,158
U-Haul management fee revenue from Private Mini	2,707	2,473
U-Haul management fee revenue from Mercury	5,348	3,970
	$26,731	$25,460

During the first nine months of fiscal 2017, a subsidiary of ours held a junior unsecured note from SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Willow Grove Holdings LP, which is owned by Mark V. Shoen (a significant stockholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $3.4 million from SAC Holdings during the first nine months of both fiscal 2017 and 2016. The largest aggregate amount of notes receivable outstanding during the first nine months of fiscal 2017 was $49.3 million and the aggregate notes receivable balance at December 31, 2016 was $48.4 million. In accordance with the terms of this note, SAC Holdings may prepay the note without penalty or premium at any time. The scheduled maturity of this note is 2017.

During fiscal 2016, AMERCO held a junior note issued by Private Mini Storage Realty, L.P. (“Private Mini”). In July 2015, Private Mini repaid its note and all outstanding interest due AMERCO totaling $56.8 million. The equity interests of Private Mini are ultimately controlled by Blackwater. We received cash interest payments of $1.5 million from Private Mini during fiscal 2016.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received cash payments for management fees, exclusive of reimbursed expenses, of $21.8 million and $21.4 million from the above mentioned entities during the first nine months of fiscal 2017 and 2016, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant stockholder) and a trust benefitting the children and grandchild of Edward J. Shoen.

Related Party Costs and Expenses

	Quarter Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$684	$654
U-Haul commission expenses to SAC Holdings	12,135	11,521
U-Haul commission expenses to Private Mini	848	841
	$13,667	$13,016

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Nine Months Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$2,056	$1,962
U-Haul commission expenses to SAC Holdings	42,843	40,780
U-Haul commission expenses to Private Mini	3,021	2,879
	$47,920	$45,621

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At December 31, 2016, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and note with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $21.4 million, expenses of $2.1 million and cash flows of $19.9 million during the first nine months of fiscal 2017. Revenues and commission expenses related to the Dealer Agreements were $212.8 million and $45.9 million, respectively during the first nine months of fiscal 2017.

Pursuant to the variable interest entity model under Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), Management determined that the junior note of SAC Holdings as well as the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represents potential variable interests for us. Management evaluated whether it should be identified as the primary beneficiary of one or more of these variable interest entities (“VIE”s) using a two-step approach in which management (i) identified all other parties that hold interests in the VIEs, and (ii) determined if any variable interest holder has the power to direct the activities of the VIEs that most significantly impact their economic performance.

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

We have not provided financial or other support explicitly or implicitly during the quarter ended December 31, 2016 to any of these entities that we were not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Related Party Assets

	December 31,	March 31,
	2016	2016
	(Unaudited)
	(In thousands)
U-Haul note receivable from SAC Holdings	$48,429	$49,322
U-Haul interest receivable from SAC Holdings	5,288	4,970
U-Haul receivable from SAC Holdings	27,466	23,127
U-Haul receivable from Mercury	9,930	8,016
Other (a)	592	299
	$91,705	$85,734

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$971,002	$11,258	$1,925	$–		$984,185
Reinsurance recoverables and trade receivables, net	58,514	109,590	30,991	–		199,095
Inventories, net	79,682	–	–	–		79,682
Prepaid expenses	54,486	–	–	–		54,486
Investments, fixed maturities and marketable equities	–	249,780	1,450,801	–		1,700,581
Investments, other	29,694	68,997	278,122	–		376,813
Deferred policy acquisition costs, net	–	–	118,040	–		118,040
Other assets	74,960	768	2,321	–		78,049
Related party assets	93,873	12,290	461	(14,919)	(c)	91,705
	1,362,211	452,683	1,882,661	(14,919)		3,682,636

Investment in subsidiaries	500,358	–	–	(500,358)	(b)	–

Property, plant and equipment, at cost:
Land	633,725	–	–	–		633,725
Buildings and improvements	2,509,073	–	–	–		2,509,073
Furniture and equipment	477,131	–	–	–		477,131
Rental trailers and other rental equipment	493,214	–	–	–		493,214
Rental trucks	3,806,387	–	–	–		3,806,387
	7,919,530	–	–	–		7,919,530
Less: Accumulated depreciation	(2,314,849)	–	–	–		(2,314,849)
Total property, plant and equipment	5,604,681	–	–	–		5,604,681
Total assets	$7,467,250	$452,683	$1,882,661	$(515,277)		$9,287,317

(a) Balances as of September 30, 2016
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of December 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$424,621	$3,899	$6,480	$–		$435,000
Notes, loans and leases payable	3,198,435	–	–	–		3,198,435
Policy benefits and losses, claims and loss expenses payable	397,542	247,169	438,916	–		1,083,627
Liabilities from investment contracts	–	–	1,085,775	–		1,085,775
Other policyholders' funds and liabilities	–	4,040	4,228	–		8,268
Deferred income	23,847	–	–	–		23,847
Deferred income taxes	749,979	11,542	30,140	–		791,661
Related party liabilities	12,122	2,700	97	(14,919)	(c)	–
Total liabilities	4,806,546	269,350	1,565,636	(14,919)		6,626,613

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	452,224	91,120	26,271	(117,601)	(b)	452,014
Accumulated other comprehensive income (loss)	(21,034)	12,088	44,183	(56,271)	(b)	(21,034)
Retained earnings	2,902,722	76,824	244,071	(320,685)	(b)	2,902,932
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(6,055)	–	–	–		(6,055)
Total stockholders' equity	2,660,704	183,333	317,025	(500,358)		2,660,704
Total liabilities and stockholders' equity	$7,467,250	$452,683	$1,882,661	$(515,277)		$9,287,317

(a) Balances as of September 30, 2016
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

(a) Balances as of December 31, 2015
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$542,545	$–	$–	$(1,072)	(c)	$541,473
Self-storage revenues	72,309	–	–	–		72,309
Self-moving and self-storage products and service sales	51,562	–	–	–		51,562
Property management fees	9,734	–	–	–		9,734
Life insurance premiums	–	–	41,279	–		41,279
Property and casualty insurance premiums	–	14,938	–	–		14,938
Net investment and interest income	2,570	3,443	17,221	(180)	(b)	23,054
Other revenue	35,264	–	1,194	(131)	(b)	36,327
Total revenues	713,984	18,381	59,694	(1,383)		790,676

Costs and expenses:
Operating expenses	377,165	7,688	5,693	(1,194)	(b,c)	389,352
Commission expenses	61,052	–	–	–		61,052
Cost of sales	32,537	–	–	–		32,537
Benefits and losses	–	3,474	41,929	–		45,403
Amortization of deferred policy acquisition costs	–	–	5,200	–		5,200
Lease expense	8,854	–	–	(47)	(b)	8,807
Depreciation, net of (gains) losses on disposals	116,123	–	–	–		116,123
Total costs and expenses	595,731	11,162	52,822	(1,241)		658,474

Earnings from operations before equity in earnings of subsidiaries	118,253	7,219	6,872	(142)		132,202

Equity in earnings of subsidiaries	9,046	–	–	(9,046)	(d)	–

Earnings from operations	127,299	7,219	6,872	(9,188)		132,202
Interest expense	(29,145)	–	–	142	(b)	(29,003)
Amortization on early extinguishment of debt	(499)	–	–	–		(499)
Pretax earnings	97,655	7,219	6,872	(9,046)		102,700
Income tax expense	(32,427)	(2,488)	(2,557)	–		(37,472)
Earnings available to common shareholders	$65,228	$4,731	$4,315	$(9,046)		$65,228

(a) Balances for the quarter ended September 30, 2016
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

(a) Balances for the quarter ended September 30, 2015
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the nine months ended December 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,902,400	$–	$–	$(2,881)	(c)	$1,899,519
Self-storage revenues	212,194	–	–	–		212,194
Self-moving and self-storage products and service sales	199,195	–	–	–		199,195
Property management fees	23,050	–	–	–		23,050
Life insurance premiums	–	–	123,064	–		123,064
Property and casualty insurance premiums	–	40,202	–	–		40,202
Net investment and interest income	7,035	12,951	56,982	(549)	(b)	76,419
Other revenue	136,341	–	3,404	(392)	(b)	139,353
Total revenues	2,480,215	53,153	183,450	(3,822)		2,712,996

Costs and expenses:
Operating expenses	1,137,364	21,193	17,335	(3,245)	(b,c)	1,172,647
Commission expenses	215,330	–	–	–		215,330
Cost of sales	116,851	–	–	–		116,851
Benefits and losses	–	10,144	129,098	–		139,242
Amortization of deferred policy acquisition costs	–	–	19,131	–		19,131
Lease expense	29,344	–	–	(140)	(b)	29,204
Depreciation, net of (gains) losses on disposals	321,408	–	–	–		321,408
Total costs and expenses	1,820,297	31,337	165,564	(3,385)		2,013,813

Earnings from operations before equity in earnings of subsidiaries	659,918	21,816	17,886	(437)		699,183

Equity in earnings of subsidiaries	25,925	–	–	(25,925)	(d)	–

Earnings from operations	685,843	21,816	17,886	(26,362)		699,183
Interest expense	(84,299)	–	–	437	(b)	(83,862)
Amortization on early extinguishment of debt	(499)	–	–	–		(499)
Pretax earnings	601,045	21,816	17,886	(25,925)		614,822
Income tax expense	(212,169)	(7,520)	(6,257)	–		(225,946)
Earnings available to common shareholders	$388,876	$14,296	$11,629	$(25,925)		$388,876

(a) Balances for the nine months ended September 30, 2016
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

(a) Balances for the nine months ended September 30, 2015
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$388,876	$14,296	$11,629	$(25,925)	$388,876
Earnings from consolidated entities	(25,925)	–	–	25,925	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	354,183	–	–	–	354,183
Amortization of deferred policy acquisition costs	–	–	19,131	–	19,131
Amortization of debt issuance costs	3,125	–	–	–	3,125
Interest credited to policyholders	–	–	18,190	–	18,190
Change in allowance for losses on trade receivables	22	–	(50)	–	(28)
Change in allowance for inventory reserve	1,897	–	–	–	1,897
Net gain on sale of real and personal property	(32,775)	–	–	–	(32,775)
Net gain on sale of investments	–	(2,717)	(1,231)	–	(3,948)
Deferred income taxes	114,017	(549)	(1,020)	–	112,448
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(24,147)	2,388	(2,160)	–	(23,919)
Inventories	(1,901)	–	–	–	(1,901)
Prepaid expenses	79,578	–	–	–	79,578
Capitalization of deferred policy acquisition costs	–	–	(21,040)	–	(21,040)
Other assets	(3,953)	2,439	83	–	(1,431)
Related party assets	(5,906)	437	–	–	(5,469)
Accounts payable and accrued expenses	22,313	2,363	6,097	–	30,773
Policy benefits and losses, claims and loss expenses payable	11,805	(5,650)	6,688	–	12,843
Other policyholders' funds and liabilities	–	1,024	(1,406)	–	(382)
Deferred income	1,105	–	–	–	1,105
Related party liabilities	(1,018)	371	(64)	–	(711)
Net cash provided (used) by operating activities	881,296	14,402	34,847	–	930,545

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(981,316)	–	–	–	(981,316)
Short term investments	–	(67,094)	(499,277)	–	(566,371)
Fixed maturities investments	–	(22,138)	(239,713)	–	(261,851)
Equity securities	–	–	(489)	–	(489)
Real estate	(3,510)	(4,648)	(7,705)	–	(15,863)
Mortgage loans	(9,738)	(16,686)	(132,885)	–	(159,309)
Proceeds from sales and paydown's of:
Property, plant and equipment	412,892	–	–	–	412,892
Short term investments	–	59,583	507,372	–	566,955
Fixed maturities investments	–	20,697	126,536	–	147,233
Preferred stock	–	3,351	–	–	3,351
Real estate	–	–	1,681	–	1,681
Mortgage loans	4,986	9,742	94,532	–	109,260
Net cash provided (used) by investing activities	(576,686)	(17,193)	(149,948)	–	(743,827)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2016

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	507,008	–	27,000	–	534,008
Principal repayments on credit facilities	(217,545)	–	(27,000)	–	(244,545)
Debt issuance costs	(4,529)	–	–	–	(4,529)
Capital lease payments	(141,750)	–	–	–	(141,750)
Employee Stock Ownership Plan	(7,541)	–	–	–	(7,541)
Securitization deposits	371	–	–	–	371
Common stock dividend paid	(39,171)	–	–	–	(39,171)
Investment contract deposits	–	–	180,554	–	180,554
Investment contract withdrawals	–	–	(64,459)	–	(64,459)
Net cash provided (used) by financing activities	96,843	–	116,095	–	212,938

Effects of exchange rate on cash	(16,117)	–	–	–	(16,117)

Increase (decrease) in cash and cash equivalents	385,336	(2,791)	994	–	383,539
Cash and cash equivalents at beginning of period	585,666	14,049	931	–	600,646
Cash and cash equivalents at end of period	$971,002	$11,258	$1,925	$–	$984,185
	(page 2 of 2)
(a) Balance for the period ended September 30, 2016

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$436,433	$12,229	$12,990	$(25,219)	$436,433
Earnings from consolidated entities	(25,219)	–	–	25,219	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	287,562	–	–	–	287,562
Amortization of deferred policy acquisition costs	–	–	15,559	–	15,559
Amortization of debt issuance costs	2,319	–	–	–	2,319
Interest credited to policyholders	–	–	13,844	–	13,844
Change in allowance for losses on trade receivables	29	–	(211)	–	(182)
Change in allowance for inventory reserve	(1,939)	–	–	–	(1,939)
Net gain on sale of real and personal property	(87,789)	–	–	–	(87,789)
Net gain on sale of investments	–	(652)	(3,127)	–	(3,779)
Deferred income taxes	145,104	5,321	974	–	151,399
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(5,420)	12,077	1,911	–	8,568
Inventories	(3,887)	–	–	–	(3,887)
Prepaid expenses	(57,015)	–	–	–	(57,015)
Capitalization of deferred policy acquisition costs	–	–	(24,803)	–	(24,803)
Other assets	16,907	1,358	96	–	18,361
Related party assets	49,512	291	–	–	49,803
Accounts payable and accrued expenses	16,703	822	19,798	–	37,323
Policy benefits and losses, claims and loss expenses payable	20,712	(15,402)	7,666	–	12,976
Other policyholders' funds and liabilities	–	(1,239)	679	–	(560)
Deferred income	1,005	–	–	–	1,005
Related party liabilities	(752)	(169)	43	–	(878)
Net cash provided (used) by operating activities	794,265	14,636	45,419	–	854,320

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,051,830)	–	–	–	(1,051,830)
Short term investments	–	(30,536)	(361,147)	–	(391,683)
Fixed maturities investments	–	(32,593)	(286,071)	–	(318,664)
Equity securities	–	–	(1,315)	–	(1,315)
Preferred stock	–	(5)	–	–	(5)
Real estate	–	(6)	(17)	–	(23)
Mortgage loans	(15,104)	(1,800)	(82,645)	–	(99,549)
Proceeds from sales and paydown's of:
Property, plant and equipment	463,602	–	–	–	463,602
Short term investments	–	31,816	369,028	–	400,844
Fixed maturities investments	–	19,428	116,299	–	135,727
Equity securities	–	–	808	–	808
Mortgage loans	11,635	4,447	18,059	–	34,141
Net cash provided (used) by investing activities	(591,697)	(9,249)	(227,001)	–	(827,947)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2015

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	461,276	–	47,000	–	508,276
Principal repayments on credit facilities	(233,304)	–	(47,000)	–	(280,304)
Debt issuance costs	(5,957)	–	–	–	(5,957)
Capital lease payments	(110,202)	–	–	–	(110,202)
Employee Stock Ownership Plan	(1,559)	–	–	–	(1,559)
Securitization deposits	448	–	–	–	448
Common stock dividend paid	(78,374)	–	–	–	(78,374)
Investment contract deposits	–	–	232,912	–	232,912
Investment contract withdrawals	–	–	(41,258)	–	(41,258)
Net cash provided (used) by financing activities	32,328	–	191,654	–	223,982

Effects of exchange rate on cash	(17,578)	–	–	–	(17,578)

Increase (decrease) in cash and cash equivalents	217,318	5,387	10,072	–	232,777
Cash and cash equivalents at beginning of period	431,873	8,495	1,482	–	441,850
Cash and cash equivalents at end of period	$649,191	$13,882	$11,554	$–	$674,627
	(page 2 of 2)
(a) Balance for the period ended September 30, 2015

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended December 31, 2016
Total revenues	$757,698	$32,978	$790,676
Depreciation and amortization, net of (gains) losses on disposals	119,824	1,499	121,323
Interest expense	29,000	3	29,003
Pretax earnings	99,660	3,040	102,700
Income tax expense	36,678	794	37,472
Identifiable assets	8,981,335	305,982	9,287,317

Quarter ended December 31, 2015
Total revenues	$713,416	$31,335	$744,751
Depreciation and amortization, net of (gains) losses on disposals	90,273	578	90,851
Interest expense	25,357	50	25,407
Pretax earnings	128,799	3,696	132,495
Income tax expense	49,776	950	50,726
Identifiable assets	7,534,725	227,809	7,762,534

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine Months ended December 31, 2016
Total revenues	$2,588,786	$124,210	$2,712,996
Depreciation and amortization, net of (gains) losses on disposals	336,618	3,921	340,539
Interest expense	83,857	5	83,862
Pretax earnings	595,217	19,605	614,822
Income tax expense	220,695	5,251	225,946
Identifiable assets	8,981,335	305,982	9,287,317

Nine Months ended December 31, 2015
Total revenues	$2,470,785	$121,674	$2,592,459
Depreciation and amortization, net of (gains) losses on disposals	215,995	(663)	215,332
Interest expense	71,319	161	71,480
Pretax earnings	664,189	24,409	688,598
Income tax expense	245,797	6,368	252,165
Identifiable assets	7,534,725	227,809	7,762,534

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$256	$240
Interest cost on accumulated postretirement benefit	204	188
Other components	22	9
Net periodic postretirement benefit cost	$482	$437

	Nine Months Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$769	$720
Interest cost on accumulated postretirement benefit	611	564
Other components	66	27
Net periodic postretirement benefit cost	$1,446	$1,311

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheet at December 31, 2016 and March 31, 2016, that are subject to ASC 820 and the valuation approach applied to each of these items.

As of December 31, 2016	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$886,301	$886,100	$201	$–
Fixed maturities - available for sale	1,659,324	98,330	1,560,662	332
Preferred stock	15,036	15,036	–	–
Common stock	26,221	26,221	–	–
Derivatives	4,119	4,119	–	–
Total	$2,591,001	$1,029,806	$1,560,863	$332

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	6,785	–	6,785	–
Total	$6,785	$–	$6,785	$–

As of March 31, 2016	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$499,491	$499,288	$203	$–
Fixed maturities - available for sale	1,466,941	96,328	1,370,275	338
Preferred stock	18,428	18,428	–	–
Common stock	25,169	25,169	–	–
Derivatives	3,344	3,344	–	–
Total	$2,013,373	$642,557	$1,370,478	$338

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	14,845	–	14,845	–
Total	$14,845	$–	$14,845	$–

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents the fair value measurements for our assets at December 31, 2016 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2016	$338

Fixed Maturities - Asset Backed Securities - redeemed	(10)
Fixed Maturities - Asset Backed Securities - net gain (realized)	–
Fixed Maturities - Asset Backed Securities - net loss (unrealized)	4
Balance at December 31, 2016	$332

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2017, compared with the third quarter and first nine months of fiscal 2016, which is followed by an analysis of changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2017.

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

AMERCO, a Nevada corporation, has a third fiscal quarter that ends on the 31st of December for each year that is referenced. Our insurance company subsidiaries have a third quarter that ends on the 30th of September for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2016 and 2015 correspond to fiscal 2017 and 2016 for AMERCO.

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

As promulgated by ASC 810, a VIE is not self-supportive due to having one or both of the following conditions: (i) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or (ii) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and is re-assessed on an on-going basis should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration under the provisions of ASC 810. After a triggering event occurs, the facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(s) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

We will continue to monitor our relationships with other entities in determining who is the primary beneficiary, which could change based on facts and circumstances of any reconsideration events.

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

Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including but not limited to, the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and the depreciation rates with respect to the vehicle. We typically sell our used vehicles at our sales centers throughout North America, on our website at uhaul.com/trucksales or by phone at 1-866-404-0355. Additionally, we sell a large portion of our pickup and cargo van fleet at automobile dealer auctions.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value, if any, is recognized in the current period operating results. There were no write downs in the third quarter or first nine months of fiscal 2017 or 2016.

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

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”), which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under ASU 2016-17, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of ASU 2016-17, in certain cases, previous consolidation conclusions may change. This update will become effective for the Company for fiscal years beginning after December 31, 2016, and interim periods within those years, with early adoption permitted.  The Company is currently evaluating the impact of this standard on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statements of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. This update will become effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This update will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2016 compared with the Quarter Ended December 31, 2015

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2017 and the third quarter of fiscal 2016:

	Quarter Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$541,473	$517,403
Self-storage revenues	72,309	63,164
Self-moving and self-storage products and service sales	51,562	50,038
Property management fees	9,734	8,170
Life insurance premiums	41,279	40,657
Property and casualty insurance premiums	14,938	14,105
Net investment and interest income	23,054	19,026
Other revenue	36,327	32,188
Consolidated revenue	$790,676	$744,751

Self-moving equipment rental revenues increased $24.1 million during the third quarter of fiscal 2017, compared with the third quarter of fiscal 2016.  The improvement in revenue was generated from an increase in transactions from both our In-Town and one-way truck business.  Our distribution network continued to expand with the addition of new independent dealers and Company-owned locations.  The average number of rental trucks in the fleet increased compared with the same quarter last year.

Self-storage revenues increased $9.1 million during the third quarter of fiscal 2017, compared with the third quarter of fiscal 2016.  The average monthly amount of occupied square feet increased by 10.9% during the third quarter of fiscal 2017 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 3.1 million net rentable square feet, or a 13.5% increase, with approximately 0.8 million added during the third quarter of fiscal 2017.

Life insurance premiums increased $0.6 million during the third quarter of fiscal 2017, compared with the third quarter of fiscal 2016 due primarily to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.8 million during the third quarter of fiscal 2017, compared with the third quarter of fiscal 2016 due to an increase in Safetow and Safestor sales which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $4.0 million during the third quarter of fiscal 2017, compared with the third quarter of fiscal 2016 due to a larger invested asset base at our insurance companies and gains generated from our mortgage loan portfolio.

Other revenue increased $4.1 million during the third quarter of fiscal 2017, compared with the third quarter of fiscal 2016, primarily coming from growth in our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $790.7 million for the third quarter of fiscal 2017, compared with $744.8 million for the third quarter of fiscal 2016.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2017 and the third quarter of fiscal 2016. The insurance companies’ third quarters ended September 30, 2016 and 2015.

	Quarter Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$713,984	$672,752
Earnings from operations before equity in earnings of subsidiaries	118,253	144,070
Property and casualty insurance
Revenues	18,381	17,357
Earnings from operations	7,219	6,271
Life insurance
Revenues	59,694	56,148
Earnings from operations	6,872	7,718
Eliminations
Revenues	(1,383)	(1,506)
Earnings from operations before equity in earnings of subsidiaries	(142)	(157)
Consolidated results
Revenues	790,676	744,751
Earnings from operations	132,202	157,902

Total costs and expenses increased $71.6 million during the third quarter of fiscal 2017, compared with the third quarter of fiscal 2016. Our insurance segments accounted for $4.5 million of the increase primarily due to increased benefit costs.  Moving and Storage total costs and expenses increased $67.0 million, primarilly due to increased personnel costs, equipment maintenance and property tax, as well as a change in the accounting threshold for the expensing of smaller capital items.  Depreciation expense increased $25.9 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $4.5 million. This resulted in an increase of $30.4 million in depreciation expense, net. On average, the trucks sold during the third quarter of this year had a higher cost and we experienced a decrease in the average sales proceeds per unit.  Lease expense decreased $1.7 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $132.2 million for the third quarter of fiscal 2017, compared with $157.9 million for the third quarter of fiscal 2016.

Interest expense for the third quarter of fiscal 2017 was $29.0 million, compared with $25.4 million for the third quarter of fiscal 2016 primarily due to increased borrowings in fiscal 2017 partially offset by lower average borrowing costs. In addition, we incurred costs associated with the early extinguishment of debt during the third quarter of fiscal 2017 of $0.5 million for the write-off of transaction cost amortization related to defeased debt.

Income tax expense was $37.5 million for the third quarter of fiscal 2017, compared with $50.7 million for the third quarter of fiscal 2016 due to higher pretax earnings for the third quarter of fiscal 2016.

As a result of the above mentioned items, earnings available to common shareholders were $65.2 million for the third quarter of fiscal 2017, compared with $81.8 million for the third quarter of fiscal 2016.

Basic and diluted earnings per share for the third quarter of fiscal 2017 were $3.33, compared with $4.17 for the third quarter of fiscal 2016.

The weighted average common shares outstanding basic and diluted were 19,586,694 for the third quarter of fiscal 2017, compared with 19,599,352 for the third quarter of fiscal 2016.

Moving and Storage

Quarter Ended December 31, 2016 compared with the Quarter Ended December 31, 2015

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the third quarter of fiscal 2017 and the third quarter of fiscal 2016:

	Quarter Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$542,545	$518,438
Self-storage revenues	72,309	63,164
Self-moving and self-storage products and service sales	51,562	50,038
Property management fees	9,734	8,170
Net investment and interest income	2,570	1,976
Other revenue	35,264	30,966
Moving and Storage revenue	$713,984	$672,752

Self-moving equipment rental revenues increased $24.1 million during the third quarter of fiscal 2017, compared with the third quarter of fiscal 2016. The improvement in revenue was generated from an increase in transactions from both our In-Town and one-way truck business.  Our distribution network continued to expand with the addition of new independent dealers and Company-owned locations.  The average number of rental trucks in the fleet increased compared with the same quarter last year.

Self-storage revenues increased $9.1 million during the third quarter of fiscal 2017, compared with the third quarter of fiscal 2016.  The average monthly amount of occupied square feet increased by 10.9% during the third quarter of fiscal 2017 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 3.1 million net rentable square feet, or a 13.5% increase, with approximately 0.8 million added during the third quarter of fiscal 2017.

Net investment and interest income increased $0.6 million during the third quarter of fiscal 2017, compared with the third quarter of fiscal 2016.

Other revenue increased $4.3 million during the third quarter of fiscal 2017, compared with the third quarter of fiscal 2016 caused primarily by growth in the U-Box® program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	305	265
Square footage as of December 31	26,310	23,178
Average number of rooms occupied	227	205
Average occupancy rate based on room count	75.1%	78.4%
Average square footage occupied	20,515	18,493

The 3.1 million net rentable square feet that we’ve added over the last twelve months was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was approximately 15%.

Total costs and expenses increased $67.0 million during the third quarter of fiscal 2017, compared with the third quarter of fiscal 2016, primarily due to increased personnel costs, equipment maintenance and property tax, as well as a change in the accounting threshold for the expensing of smaller capital items.  Depreciation expense increased $25.9 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $4.5 million. This resulted in an increase of $30.4 million in depreciation expense, net.  On average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $118.3 million for the third quarter of fiscal 2017, compared with $144.1 million for the third quarter of fiscal 2016.

Equity in the earnings of AMERCO’s insurance subsidiaries was $9.0 million and $9.1 million for the third quarter of fiscal 2017 and 2016, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $127.3 million for the third quarter of fiscal 2017, compared with $153.2 million for the third quarter of fiscal 2016.

Property and Casualty Insurance

Quarter Ended September 30, 2016 compared with the Quarter Ended September 30, 2015

Net premiums were $14.9 million and $14.1 million for the third quarters ended September 30, 2016 and 2015, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same time period as well as from sales of Safestor through independent storage operators not owned or managed by U-Haul.

Net investment income was $3.4 million and $3.3 million for the third quarters ended September 30, 2016 and 2015, respectively, primarily from an increased invested asset base.

Net operating expenses were $7.7 million and $7.0 million for the third quarters ended September 30, 2016 and 2015, respectively, due primarily to an increase in commissions offset by various reductions in operating costs.

Benefits and losses incurred were $3.5 million and $4.0 million for the third quarters ended September 30, 2016 and 2015, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.2 million and $6.3 million for the third quarters ended September 30, 2016 and 2015, respectively.

Life Insurance

Quarter Ended September 30, 2016 compared with the Quarter Ended September 30, 2015

Net premiums were $41.3 million and $40.7 million for the quarters ended September 30, 2016 and 2015, respectively, due primarily to increased renewal and single premiums on life insurance policies. Annuity deposits, which are accounted for on the balance sheet as deposits, were $50.4 million, a decrease of $42.3 million compared with the same period last year.

Net investment and interest income was $17.2 million and $14.0 million for the quarters ended September 30, 2016 and 2015, respectively. The increase in net investment income was attributable to a larger asset base and the gains from our mortgage loans portfolio. This was partially offset by a decrease in capital gains.

Net operating expenses were $5.7 million and $5.8 million for the quarters ended September 30, 2016 and 2015, respectively.

Benefits and losses incurred were $41.9 million and $37.5 million for the quarters ended September 30, 2016 and 2015, respectively. Interest credited to policyholders increased $5.1 million as a result of the increased deferred annuity deposit base and lower interest credited on policyholder accounts indexed to an S&P index in the third quarter of 2015. Incurred Medicare supplement and other health benefits decreased $0.8 million offset by a $1.1 increase in life and other benefits.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $5.2 million and $5.1 million for the quarters ended September 30, 2016 and 2015, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $6.9 million and $7.7 million for the quarters ended September 30, 2016 and 2015, respectively.

AMERCO and Consolidated Entities

Nine months Ended December 31, 2016 compared with the Nine months Ended December 31, 2015

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2017 and the first nine months of fiscal 2016:

	Nine Months Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,899,519	$1,844,908
Self-storage revenues	212,194	182,415
Self-moving and self-storage products and service sales	199,195	197,999
Property management fees	23,050	20,601
Life insurance premiums	123,064	121,438
Property and casualty insurance premiums	40,202	38,033
Net investment and interest income	76,419	63,149
Other revenue	139,353	123,916
Consolidated revenue	$2,712,996	$2,592,459

Self-moving equipment rental revenues increased $54.6 million during the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016.  The improvement in revenue was generated from an increase in transactions.  Our distribution network continued to expand with the addition of new independent dealers and Company-owned locations.  The average number of rental trucks in the fleet increased compared with the same period last year.

Self-storage revenues increased $29.8 million during the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016.  The average monthly amount of occupied square feet increased by 12.6% during the first nine months of fiscal 2017 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 3.1 million net rentable square feet, or a 13.5% increase, with approximately 2.4 million added during the first nine months of fiscal 2017.

Life insurance premiums increased $1.6 million during the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016 due primarily to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $2.2 million during the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016 due to an increase in Safetow and Safestor sales which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $13.3 million during the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016 due to a larger invested asset base at our insurance companies and gains generated from our mortgage loan portfolio.

Other revenue increased $15.4 million during the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016, primarily coming from growth in our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,713.0 million for the first nine months of fiscal 2017, as compared with $2,592.5 million for the first nine months of fiscal 2016.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2017 and the first nine months of fiscal 2016. The insurance companies’ first nine months ended September 30, 2016 and 2015.

	Nine Months Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$2,480,215	$2,375,886
Earnings from operations before equity in earnings of subsidiaries	659,918	721,755
Property and casualty insurance
Revenues	53,153	48,872
Earnings from operations	21,816	18,814
Life insurance
Revenues	183,450	171,404
Earnings from operations	17,886	19,986
Eliminations
Revenues	(3,822)	(3,703)
Earnings from operations before equity in earnings of subsidiaries	(437)	(477)
Consolidated results
Revenues	2,712,996	2,592,459
Earnings from operations	699,183	760,078

Total costs and expenses increased $181.4 million during the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016. Our insurance segments accounted for $15.4 million of the increase primarily due to increased benefit costs.

Moving and Storage total costs and expenses increased $166.2 million.  In October 2016, we settled the litigation with PEI, see Note 9, Contingencies, to our Condensed Consolidated Financial Statements. As part of this settlement, we paid $41.4 million to PEI. In fiscal 2015 and fiscal 2016, we recorded $66.0 million as accrued contingencies and interest. During the second quarter of fiscal 2017, we recognized the difference between our contingency accrual and the actual settlement as a $24.6 million reduction of operating expenses. Excluding the effect of the reversal of this accrual during fiscal 2017, operating expenses increased $70.8 million for Moving and Storage, primarily due to increased personnel costs, equipment maintenance and property tax, as well as a change in the accounting threshold for the expensing of smaller capital items led to the additional costs. Depreciation expense increased $66.6 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $55.0 million. This resulted in an increase of $121.6 million in depreciation expense, net.  Compared with the first nine months of last year, we sold fewer used trucks. On average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit.  Lease expense decreased $11.0 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $699.2 million for the first nine months of fiscal 2017, as compared with $760.1 million for the first nine months of fiscal 2016.

Interest expense for the first nine months of fiscal 2017 was $83.9 million, compared with $71.5 million for the first nine months of fiscal 2016 due to increased borrowings in fiscal 2017 partially offset by lower borrowing costs. In addition, we incurred costs associated with the early extinguishment of debt during the third quarter of fiscal 2017 of $0.5 million for the write-off of transaction cost amortization related to defeased debt.

Income tax expense was $225.9 million for the first nine months of fiscal 2017, compared with $252.2 million for first nine months of fiscal 2016 due to higher pretax earnings for the first nine months of fiscal 2016.

As a result of the above mentioned items, earnings available to common shareholders were $388.9 million for the first nine months of fiscal 2017, compared with $436.4 million for the first nine months of fiscal 2016.

Basic and diluted earnings per common share for the first nine months of fiscal 2017 were $19.85, compared with $22.27 for the first nine months of fiscal 2016.

The weighted average common shares outstanding basic and diluted were 19,586,389 for the first nine months of fiscal 2017, compared with 19,597,735 for the first nine months of fiscal 2016.

Moving and Storage

Nine months Ended December 31, 2016 compared with the Nine months Ended December 31, 2015

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2017 and the first nine months of fiscal 2016:

	Nine Months Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,902,400	$1,847,661
Self-storage revenues	212,194	182,415
Self-moving and self-storage products and service sales	199,195	197,999
Property management fees	23,050	20,601
Net investment and interest income	7,035	6,638
Other revenue	136,341	120,572
Moving and Storage revenue	$2,480,215	$2,375,886

Self-moving equipment rental revenues increased $54.7 million during the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016. The improvement in revenue was generated from an increase in transactions.  Our distribution network continued to expand with the addition of new independent dealers and Company-owned locations.  The average number of rental trucks in the fleet increased compared with the same period last year.

Self-storage revenues increased $29.8 million during the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016.  The average monthly amount of occupied square feet increased by 12.6% during the first nine months of fiscal 2017 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 3.1 million net rentable square feet, or a 13.5% increase, with approximately 2.4 million added during the first nine months of fiscal 2017.

Net investment and interest income increased $0.4 million during the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016.

Other revenue increased $15.8 million during the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016 caused primarily by growth in the U-Box® program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	305	265
Square footage as of December 31	26,310	23,178
Average number of rooms occupied	226	201
Average occupancy rate based on room count	77.1%	81.5%
Average square footage occupied	20,343	18,064

The 3.1 million net rentable square feet that we’ve added over the last twelve months was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was approximately 15%.

Total costs and expenses increased $166.2 million during the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016.  In October 2016, we settled the litigation with PEI, see Note 9, Contingencies, to our Condensed Consolidated Financial Statements. As part of this settlement, we paid $41.4 million to PEI. In fiscal 2015 and fiscal 2016, we recorded $66.0 million as accrued contingencies and interest. During the second quarter of fiscal 2017, we recognized the difference between our contingency accrual and the actual settlement as a $24.6 million reduction of operating expenses. Excluding the effect of the reversal of this accrual during the first nine months of fiscal 2017, operating expenses for Moving and Storage increased $70.8 million, primarily due to personnel costs, equipment maintenance and property tax, as well as a change in the accounting threshold for the expensing of smaller capital items led to the additional costs. Depreciation expense increased $66.6 million due to the additional amount of equipment in the rental fleet. Gains from the disposal of property, plant and equipment decreased $55.0 million. This resulted in an increase of $121.6 million in depreciation expense, net.  Compared with the first nine months of last year, we sold fewer used trucks. On average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit.  Lease expense decreased $11.0 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $659.9 million for the first nine months of fiscal 2017, compared with $721.8 million for the first nine months of fiscal 2016.

Equity in the earnings of AMERCO’s insurance subsidiaries was $25.9 million for the first nine months of fiscal 2017, compared with $25.2 million for the first nine months of fiscal 2016.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $685.8 million for the first nine months of fiscal 2017, compared with $747.0 million for the first nine months of fiscal 2016.

Property and Casualty Insurance

Nine months Ended September 30, 2016 compared with the Nine months Ended September 30, 2015

Net premiums were $40.2 million and $38.0 million for the first nine months ended September 30, 2016 and 2015, respectively.  A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $13.0 million and $10.8 million for the first nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to $2.4 million in gains on the repayment of mortgage loans compared with $0.7 million in the same period last year combined with additional income from an increased invested asset base.

Net operating expenses were $21.2 million and $20.5 million for the first nine months ended September 30, 2016 and 2015, respectively, primarily due to an increase in commissions partially offset by various reductions in operating costs.

Benefits and losses incurred were $10.1 million and $9.6 million for the first nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to $1.1 million of adverse development during the current year period compared with $0.4 million of adverse reserve development in the prior year period. The majority of the reserve development in both years occurred in the Safe programs.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $21.8 million and $18.8 million for the first nine months ended September 30, 2016 and 2015, respectively.

Life Insurance

Nine months Ended September 30, 2016 compared with the Nine months Ended September 30, 2015

Net premiums were $123.1 million and $121.4 million for the nine months ended September 30, 2016 and 2015, respectively. A net increase of $1.1 million in Life and Medicare Supplement premiums was primarily due to the increase in renewal premiums from rate increases offset by a reduction in new sales and lower premiums on the run off business.  An additional increase of $0.6 million was from supplemental contract considerations. Deferred Annuity deposits were $162.1 million or $40.8 million below prior year; accounted for on balance sheet as deposits rather than premiums.

Net investment income was $57.0 million and $46.3 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of $13.2 million in net investment income is attributable to a larger asset base and the gains from our mortgage loan portfolio. This was partially offset by a $2.5 million decrease in capital gains in our fixed income portfolio.

Net operating expenses were $17.3 million and $17.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Benefits and losses incurred were $129.1 million and $118.8 million for the nine months ended September 30, 2016 and 2015, respectively. Medicare Supplement benefits increased by $4.6 million as a result of the increase in total policies in force from prior and new sales and the increased benefit to premium ratio. Life, annuities and other health benefits increased $0.6 million. Interest credited to policyholders increased $5.1 million as a result of the increased deferred annuity deposit base and lower interest credited on policyholder accounts indexed to an S&P index in the third quarter of 2015.

DAC, SIA and VOBA were $19.1 million and $15.6 million for the nine months ended September 30, 2016 and 2015, respectively. The increase was due to DAC amortization generated by the investment gains along with increased amortization associated with a larger DAC asset.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $17.9 million and $20.0 million for the nine months ended September 30, 2016 and 2015, respectively.

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

At December 31, 2016, cash and cash equivalents totaled $984.2 million, compared with $600.6 million at March 31, 2016. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of December 31, 2016 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$971,002	$11,258	$1,925
Other financial assets	182,081	440,657	1,760,375
Debt obligations	3,198,435	–	–

(a) As of September 30, 2016

At December 31, 2016, Moving and Storage had additional cash available under existing credit facilities of $96.0 million. The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $76.2 million in the first nine months of fiscal 2017 compared with the first nine months of fiscal 2016.  The improvement in Moving and Storage was due to operations and a reduction in federal income tax payments. The first nine months of fiscal 2016 included a $56.8 million payment from Private Mini that did not recur this year.

Net cash used in investing activities decreased $84.1 million in the first nine months of fiscal 2017, compared with the first nine months of fiscal 2016. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, decreased $70.5 million. Cash from the sales of property, plant and equipment decreased $50.7 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $69.2 million due to higher investment sales proceeds compared with the prior year period.

Net cash provided by financing activities decreased $11.0 million in the first nine months of fiscal 2017, as compared with the first nine months of fiscal 2016. This was due to a combination of decreased debt and capital lease repayments of $4.3 million, an increase in cash from borrowings of $25.7 million, a decrease in stock dividends paid of $39.2 million and a decrease in net annuity deposits from Life Insurance of $75.6 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2017, we will reinvest in our truck and trailer rental fleet approximately $670 million, net of equipment sales excluding any lease buyouts. Through the first nine months of fiscal 2017, we have invested, net of sales, approximately $466 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2017 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the remaining fiscal 2017 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first nine months of fiscal 2017, we invested approximately $378 million in real estate acquisitions, new construction and renovation and major repairs. For the remainder of fiscal 2017, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $568.4 million and $588.2 million for the first nine months of fiscal 2017 and 2016, respectively. The components of our net capital expenditures are provided in the following table:

	Nine Months Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$869,878	$585,623
Equipment lease buyouts	16,840	81,718
Purchases of real estate, construction and renovations	378,017	439,117
Other capital expenditures	95,942	62,423
Gross capital expenditures	1,360,677	1,168,881
Less: Lease proceeds	(379,361)	(117,051)
Less: Sales of property, plant and equipment	(412,892)	(463,602)
Net capital expenditures	$568,424	$588,228

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

Property and Casualty Insurance’s stockholder’s equity was $183.3 million and $160.6 million at September 30, 2016 and December 31, 2015, respectively. The increase resulted from net earnings of $14.3 million and an increase in other comprehensive income of $8.4 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the first nine months ended September 30, 2016 were $116.1 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $317.0 million and $271.7 million at September 30, 2016 and December 31, 2015, respectively. The increase resulted from net earnings of $11.6 million and an increase in other comprehensive income of $33.7 million. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of September 30, 2016, Oxford had outstanding deposits of $30.0 million through its membership in the Federal Home Loan Bank system (“FHLB”). For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $881.3 million and $794.3 million for the first nine months of fiscal 2017 and 2016, respectively. The improvement in Moving and Storage was due to operations and a reduction in federal income tax payments. The first nine months of fiscal 2016 included a $56.8 million payment from Private Mini that did not recur this year.

Property and Casualty Insurance

Net cash provided by operating activities were $14.4 million and $14.6 million for the first nine months ended September 30, 2016 and 2015, respectively.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $29.2 million and $24.3 million at September 30, 2016 and December 31, 2015, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $34.8 million and $45.4 million for the first nine months ended September 30, 2016 and 2015, respectively. The decrease in cash provided was primarily due to timing of the collection of receivables and settlement of payables, offset by an increase in investment income.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. At September 30, 2016 and December 31, 2015, cash and cash equivalents and short-term investments amounted to $18.4 million and $25.5 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At December 31, 2016, we had available borrowing capacity under existing credit facilities of $96.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

Certain assets and liabilities are recorded at fair value on the condensed consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 14, Fair Value Measurements, of the Notes to Condensed Consolidated Financial Statements.

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At December 31, 2016, we had $0.3 million of available-for-sale assets classified in Level 3.

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

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $17.6 million of residual values at December 31, 2016 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $40.3 million at December 31, 2016.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $21.8 million and $21.4 million from the above mentioned entities during the first nine months of fiscal 2017 and 2016, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Willow Grove Holdings LP, which is owned by Mark V. Shoen (a significant shareholder) and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder) and a trust benefitting the children and grandchild of Edward J. Shoen.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.1 million and $2.0 million in the first nine months of fiscal 2017 and 2016, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At December 31, 2016, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $45.9 million and $43.7 million in commissions pursuant to such dealership contracts during the first nine months of fiscal 2017 and 2016, respectively.

During the first nine months of fiscal 2017, a subsidiary of ours held a junior unsecured note of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $3.7 million and received cash interest payments of $3.4 million, from SAC Holdings during the first nine months of both fiscal 2017 and 2016. The largest aggregate amount of the note receivable outstanding during the first nine months of fiscal 2017 was $49.3 million and the aggregate note receivable balance at December 31, 2016 was $48.4 million. In accordance with the terms of this note, SAC Holdings may prepay the note without penalty or premium at any time. The scheduled maturity of this note is 2017.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $21.4 million, expenses of $2.1 million and cash flows of $19.9 million during the first nine months of fiscal 2017. Revenues and commission expenses related to the Dealer Agreements were $212.8 million and $45.9 million, respectively during the first nine months of fiscal 2017.

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

With respect to our storage business, we have added new locations and expanded at existing locations. For the remainder of fiscal 2017, we are actively looking to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box program throughout the remainder of fiscal 2017.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease.  We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at December 31, 2016:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$131,111		$(6,492)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
4,938	(a)	(35)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
9,375	(a)	(155)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
18,833	(a)	(195)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
7,550	(a)	(69)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
8,177	(b)	(23)	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
10,417		1	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
19,800		183	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of December 31, 2016, we had $939.4 million of variable rate debt obligations and $8.2 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $7.4 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.6% and 4.7% of our revenue was generated in Canada during the first nine months of fiscal 2017 and 2016, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements may include, but are not limited to, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and pending litigation against us, the adequacy of our liquidity, our goals and strategies, and plans for new business, our access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, projections of capital expenditures and our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box program, the impact of interest rate and foreign currency exchange rate changes on our operations, the benefits of our capital structure, the sufficiency of our capital resources and the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the degree and nature of our competition; our leverage; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; the limited number of manufacturers that supply our rental trucks; our ability to effectively hedge our variable interest rate debt; that we are controlled by a small contingent of stockholders; risks relating to our notes receivable from SAC Holding; fluctuations in quarterly results and seasonality; changes in, and our compliance with, government regulations, particularly environmental regulations and regulations relating to motor carrier operations; our reliance on our third party dealer network; liability claims relating to our rental vehicles and equipment; our ability to attract, motivate and retain key employees; reliance on our automated systems and the internet; our insurance financial strength ratings; our ability to recover under reinsurance arrangements and other factors described in Item 1A, Risk Factors in our most recent Annual Report on Form 10-K , our Quarterly Reports on Form 10-Q, or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this Quarterly Report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by law.

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

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
4.1	Series UIC-3F, 4F, 5F and 6F Twenty-Ninth Supplemental Indenture and Pledge and Security Agreement dated January 24, 2017, by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 24, 2017, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2017	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: February 8, 2017	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)