Form 10-K
period 2017-03-31
AMERCO /NV/
filed 2017-05-24
CIK 4457

United States Securities and exchange commission

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]Annual Report Pursuant to Section 13 or 15(d) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2017

or

[ ]Transition report pursuant to section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to _________________

Commission File Number	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.

1-11255	AMERCO	88-0106815
(A Nevada Corporation)
5555 Kietzke Lane, Ste. 100
Reno, Nevada 89511
Telephone (775) 688-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.25 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.  Yes [X]  No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes [ ]  No  [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of a “large accelerated filer,” “accelerated filer” ,“smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]   Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2016 was $2,221,500,104. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at May 19, 2017.

Documents incorporated by reference: portions of AMERCO’s definitive proxy statement for the 2017 annual meeting of stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2017, are incorporated by reference into Part III of this report.

Part i

Item 1. Business

Company Overview

We are North America’s largest “do-it-yourself” moving and storage operator through our subsidiary U-Haul International, Inc. (“U-Haul”). U-Haul is synonymous with “do-it-yourself” moving and storage and is a leader in supplying products and services to help people move and store their household and commercial goods. Our primary service objective is to provide a better and better product or service to more and more people at a lower and lower cost. Unless the context otherwise requires, the terms “AMERCO,” “Company,” “we,” “us,” or “our” refer to AMERCO, a Nevada corporation, and all of its legal subsidiaries, on a consolidated basis.

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

We rent our distinctive orange and white U-Haul trucks and trailers as well as offer self-storage rooms through a network of over 1,750 Company operated retail moving stores and approximately 20,000 independent U-Haul dealers. We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our uhaul.com® and eMove® websites.

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

Available Information

AMERCO and U-Haul are each incorporated in Nevada. U-Haul’s internet address is uhaul.com®. On AMERCO’s investor relations website, amerco.com, we post the following filings as soon as practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statement related to our annual meeting of stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also use our investor relations website as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD. All such filings on our website are available free of charge. Additionally, you will find these materials on the SEC’s website at sec.gov.

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

As of March 31, 2017, our rental fleet consisted of approximately 150,000 trucks, 112,000 trailers and 40,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving stores and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul rentals.

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

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. As of March 31, 2017, we operate nearly 1,440 self-storage locations in the United States and Canada, with over 581,000 rentable rooms comprising 51.4 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our U-Box® program.  A U-Box® portable moving and storage unit is delivered to a location of our customer’s choosing either by the customers themselves through the use of a U-Box® trailer, with the assistance of a Moving Helper or by Company personnel. Once the U-Box® portable moving and storage unit is filled, it can be stored at the customer’s location, or taken to one of our Company operated locations, a participating independent dealer, or moved to a location of the customer’s choice.

Additionally, we offer moving and storage protection packages such as Safemove® and Safetow®. These programs provide moving and towing customers with a damage waiver, cargo protection and medical and life insurance coverage. Safestor® provides protection for storage customers from loss on their goods in storage. Safestor Mobile® provides protection for customers stored belongings when using our U-Box portable moving and storage units. For our customers who desire additional coverage over and above the standard Safemove® protection, we also offer our Safemove Plus® product. This package provides the rental customer with a layer of primary liability protection.

We believe that through our website, uhaul.com®, we have aggregated the largest network of customers and independent businesses in the self-moving and self-storage industry. In particular, our Moving Helper program connects “do-it-yourself” movers with thousands of independent service providers in the United States and Canada to assist our customers in packing, loading, unloading, cleaning and performing other services.

Through the U-Haul Storage Affiliate Program, independent storage businesses can join one of the world’s largest self-storage reservation systems. Self-storage customers making a reservation through uhaul.com® can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs. For the independent storage operator, our network gives them access to products and services allowing them to compete with larger operators more cost effectively.

We own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services. Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse affect on our business. We consider the trademark “U-Haul®” to be of material importance to our business. We own the U.S. trademarks and service marks “U-Haul®”, “AMERCO®”, “In-Town®”, “eMove®”, “Safemove®”, “WebSelfStorage®”, “uhaul.com®”, “Lowest DecksSM”, “Gentle Ride SuspensionSM”, “Mom’s Attic®”, “U-Box®”, “Moving Help®”, “Safestor®”, “Safetow®”, “Safemove Plus®”, “Safestor Mobile®”, “U-Haul Investors Club®”, “U-Note®”, among others, for use in connection with the moving and storage business. Additionally, applications to register the U-Haul Truck ShareSM, U-Haul Truck Share 24/7SM and Truck Share 24/7SM trademarks are pending in the U.S. Patent and Trademark Office.

Description of Operating Segments

AMERCO’s three reportable segments are:

  Moving and Storage, comprised of AMERCO, U-Haul, and Amerco Real Estate Company
  (“Real Estate”), and the subsidiaries of U-Haul and Real Estate,
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

Net revenue from Moving and Storage was approximately 90.8%, 91.0% and 91.0% of consolidated net revenue in fiscal 2017, 2016 and 2015, respectively.

During fiscal 2017, the Company placed over 42,000 new trucks in service. These additions and replacements to the fleet were a combination of U-Haul manufactured vehicles and purchases. As new trucks are added to the fleet, the Company typically removes older trucks from the fleet. The total number of rental trucks in the fleet increased during fiscal 2017 as the pace of new additions was greater than those trucks removed for retirement and sale.

Within our truck and trailer rental operation, we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul maximizes vehicle utilization by managing distribution of the truck and trailer fleets among the over 1,750 Company operated stores and approximately 20,000 independent dealers. Utilizing its proprietary reservations management system, the Company’s centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Approximately 54% of all U-Move® rental revenue originates from the Company operated centers.

At our owned and operated retail stores we are implementing new initiatives to improve customer service. These initiatives include improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effective marketing of our broad line of self-moving related products and services, expanding accessibility to provide more convenience to our customers, and enhancing our ability to properly staff locations during our peak hours of operations by attracting and retaining “moonlighters” (part-time U-Haul employees with full-time jobs elsewhere) during our peak hours of operation. As of April 2017, U-Haul expanded it’s offering of U-Haul Truck Share 24/7 SM to our entire network in the United States and Canada. U-Haul is seeking intellectual regulatory protection of this system.

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

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul operates over 581,000 storage rooms, comprising 51.4 million square feet of storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s owned and managed self-storage facility locations range in size up to 172,000 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

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

Moving Help® and U-Haul Storage Affiliates® on uhaul.com® are online marketplaces that connect consumers to independent Moving Help® service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated Moving Help® and affiliates provide pack and load help, cleaning help, self-storage and similar services all over the United States and Canada. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) provides loss adjusting and claims handling for U-Haul through regional offices across the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove®, Safetow®, Safemove Plus®, Safestore Mobile® and Safestor® protection packages to U-Haul customers. We attempt to price our products to be a good value to our customers. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Net revenue from Property and Casualty Insurance was approximately 2.0%, 2.0% and 1.9% of consolidated net revenue in fiscal 2017, 2016 and 2015, respectively.

Life Insurance Operating Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from Life Insurance was approximately 7.2%, 7.0% and 7.1% of consolidated net revenue in fiscal 2017, 2016 and 2015, respectively.

Employees

As of March 31, 2017, we employed nearly 28,300 people throughout the United States and Canada with approximately 98% of these employees working within Moving and Storage and approximately 56% of these employees working on a part-time basis.

Sales and Marketing

We promote U-Haul brand awareness through direct and co-marketing arrangements. Our direct marketing activities consist of web-based initiatives, print and social media as well as trade events, movie cameos of our rental fleet and boxes, and industry and consumer communications. We believe that our rental equipment is our best form of advertisement. We support our independent U-Haul dealers through marketing U-Haul moving and self-storage rentals, products and services.

Our marketing plan focuses on maintaining our leadership position in the “do-it-yourself” moving and storage industry by continually improving the ease of use and economy of our rental equipment, by providing added convenience to our retail centers, through independent U-Haul dealers, and by expanding the capabilities of our U-Haul websites.

A significant driver of U-Haul’s rental transaction volume is our utilization of an online reservation and sales system, through uhaul.com® and our 24-hour 1-800-GO-U-HAUL telephone reservations system. These points of contact are prominently featured and are a major driver of customer lead sources.

Competition

Moving and Storage Operating Segment

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. Generally speaking, we consider there to be two distinct users of rental trucks: commercial and “do-it-yourself” residential users. We primarily focus on the “do-it-yourself” residential user. Within this segment, we believe the principal competitive factors are convenience of rental locations, availability of quality rental moving equipment, breadth of essential products and services, and total cost to the user. Our major national competitors in both the in-town and one-way moving equipment rental market include Avis Budget Group, Inc. and Penske Truck Leasing. We have numerous competitors throughout the United States and Canada who compete with us in the in-town market.

The self-storage market is large and very fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Our largest competitors in the self-storage market are Public Storage Inc., Extra Space Storage, Inc., Cubesmart and Life Storage, Inc.

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

Financial Data of Segment and Geographic Areas

For financial data of our segments and geographic areas please see Note 21, Financial Information by Geographic Area, and Note 21A, Consolidating Financial Information by Consolidating Industry Segment, of our Notes to Consolidated Financial Statements.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements may include, but are not limited to, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets the impact of our compliance with environmental laws and cleanup costs, our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box® program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our capital resources and the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. We believe the principal competitive factors in this industry are convenience of rental locations, availability of quality rental moving equipment, breadth of essential services and products and total cost. Financial results for the Company can be adversely impacted by aggressive pricing from our competitors. Some of our competitors may have greater financial resources than we have. We cannot assure you that we will be able to maintain existing rental prices or implement price increases. Moreover, if our competitors reduce prices and we are not able or willing to do so as well, we may lose rental volume, which would likely have a materially adverse affect on our results of operations. Numerous potential competitors are working to establish paradigm shifting technologies from self driving vehicles to Uber-like offerings.

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

We are highly leveraged.

As of March 31, 2017, we had total debt outstanding of $3,287.2 million and total undiscounted operating lease commitments of $129.4 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways among other considerations:

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

Consumer and commercial spending is generally affected by the health of the economy, which places some of the factors affecting the success of our business beyond our control. Our businesses, although not as traditionally cyclical as some, could experience significant downturns in connection with or in anticipation of, declines in general economic conditions. In times of declining consumer spending we may be driven, along with our competitors, to reduce pricing which would have a negative impact on gross profit.  We cannot predict if another downturn, in the economy will occur, which could result in reduced revenues and working capital.

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

Willow Grove Holdings LP (“Willow Grove”), directly and through controlled entities, owns 8,359,572 shares (approximately 42.6%) of AMERCO common stock. The general partner of Willow Grove is Foster Road, LLC (“Foster Road”). Foster Road controls the voting and disposition decisions with respect to the AMERCO common stock owned by Willow Grove and is owned and managed by Edward J. Shoen and Mark V. Shoen. Accordingly, Edward J. Shoen and Mark V. Shoen, brothers, are in a position to significantly influence our business and policies, including the approval of certain significant transactions, the election of the members of our Board of Directors and other matters submitted to our stockholders. There can be no assurance that their interests will not conflict with the interests of our other stockholders.

In addition, 1,180,744 shares (approximately 6.0%) of AMERCO common stock is owned under our Employee Stock Ownership Plan (“ESOP”).  Each ESOP participant is entitled to vote the shares allocated to himself or herself in their discretion.  In the event an ESOP participant does not vote his or her shares, such shares shall be voted by the ESOP trustee, in the ESOP trustee’s discretion.

We bear certain risks related to our notes receivable from SAC Holdings.

At March 31, 2017, we held a $48.1 million note receivable from SAC Holdings, which consists of a junior unsecured note. SAC Holdings is highly leveraged with significant indebtedness to others. If SAC Holdings is unable to meet its obligations to its senior lenders, it could trigger a default of its obligation to us. In such an event of default, we could suffer a loss to the extent the value of the underlying collateral of SAC Holdings is inadequate to repay its senior lenders and our junior unsecured note. We cannot assure you that SAC Holdings will not default on its loans to their senior lenders or that the value of its assets upon liquidation would be sufficient to repay us in full.

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

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remediation plan at each site where we believe such a plan is necessary. See Note 18, Contingencies, of the Notes to Consolidated Financial Statements. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks.  Despite these compliance efforts, we believe that risk of environmental liability is part of the nature of our business.

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

Our truck and trailer rental business is subject to regulation by various federal, state and foreign governmental entities. Specifically, the U.S. Department of Transportation and various state, federal and Canadian agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. In addition, our storage business is also subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. The failure to adhere to these laws and regulations may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowings. Compliance with changing regulations could substantially impair real property and equipment productivity and increase our costs. In addition, the Federal government may institute some regulation that limits carbon emissions by setting a maximum amount of carbon individual entities can emit without penalty. This would likely affect everyone who uses fossil fuels and would disproportionately affect users in the highway transportation industries. While there are too many variables at this time to assess the impact of the various proposed federal and state regulations that could affect carbon emissions, many experts believe these proposed rules could significantly affect the way companies operate in their businesses.

Our operations can be limited by land-use regulations. Zoning choices enacted by individual municipalities in the United States and Canada may limit our ability to serve certain markets with our products and services.

Our insurance companies are heavily regulated by state insurance departments and the National Association of Insurance Commissioners (“NAIC”). These insurance regulations are primarily in place to protect the interests of our policyholders and not our investors. Changes in these laws and regulations could increase our costs, inhibit new sales, or limit our ability to implement rate increases.

A significant portion of our revenues are generated through third-parties.

Our business plan relies upon a network of independent dealers strategically located throughout the United States and Canada.  As of March 31, 2017 we had approximately 20,000 independent equipment rental dealers.  In fiscal 2017, approximately 46% of our equipment rental revenues were generated through this network.

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

Terrorist attacks could negatively impact our operations and profitability and may expose us to liability and reputational damage.

Terrorist attacks may negatively affect our operations and profitability.  Such attacks may damage our facilities or it is also possible that our rental equipment could be involved in a terrorist attack.  Although we carry excess of loss insurance coverage, it may prove to be insufficient to cover us for acts of terror using our rental equipment.  Moreover, we may suffer reputational damage that could arise from a terrorist attack which utilizes our rental equipment. The consequences of any terrorist attacks or hostilities are unpredictable and difficult to quantify.  We seek to minimize these risks through our operational processes and procedures; however, we may not be able to foresee events that could have an adverse effect on our operations.

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

Our information systems are largely Internet-based, including our point-of-sale reservation system, payment processing and telephone systems.  While our reliance on this technology lowers our cost of providing service and expands our abilities to better serve customers, it exposes us to various risks including natural and man-made disasters, terrorist attacks and cyber-attacks.  We have put into place extensive security protocols, backup systems and alternative procedures to mitigate these risks.  However, disruptions or breaches, detected or undetected by us, for any period of time in any portion of these systems could adversely affect our results of operations and financial condition, inflict reputational damage, result in litigation with third parties and resulting governmental investigations and penalties.

A.M. Best financial strength ratings are crucial to our life insurance business.

In May 2016, A.M. Best affirmed the financial strength rating for Oxford and Christian Fidelity Life Insurance Company (“CFLIC”) of A- with a stable outlook and affirmed the financial strength rating for North American Insurance Company (“NAI”) of B++ with a stable outlook. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

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

At December 31, 2016, Repwest reported $0.5 million of reinsurance recoverables, net of allowances and $104.0 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $60.6 million.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate over 1,750 U-Haul retail centers of which approximately 480 are managed for other owners, and 11 manufacturing and assembly facilities. We also operate over 130 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of Moving and Storage.

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

Part ii

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of May 3, 2017, there were approximately 2,900 holders of record of our common stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings. AMERCO’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “UHAL”.

The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	Years Ended March 31,
	2017		2016
	High	Low	High	Low
First quarter	$382.44	$333.35	$338.41	$318.55
Second quarter	399.16	319.20	414.13	321.47
Third quarter	375.26	307.80	436.89	375.00
Fourth quarter	391.22	355.50	389.00	305.66

Dividends

AMERCO does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

February 8, 2017	$1.00	February 23, 2017	March 9, 2017
October 5, 2016	1.00	October 20, 2016	November 3, 2016
March 15, 2016	1.00	April 5, 2016	April 21, 2016
August 28, 2015	3.00	September 16, 2015	October 2, 2015
June 4, 2015	1.00	June 19, 2015	July 1, 2015
February 4, 2015	1.00	March 6, 2015	March 17, 2015

See Note 20, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock for the period March 31, 2012 through March 31, 2017 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2012 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on NASDAQ on March 31, 2013, 2014, 2015, 2016 and 2017.

Fiscal years ended March 31:	2012	2013	2014	2015	2016	2017

AMERCO	$100	$171	$229	$327	$358	$385
Dow Jones US Total Market	100	110	124	134	133	156
Dow Jones US Transportation Average	100	118	143	165	150	172

Item 6.Selected Financial Data

The following selected financial data should be read in conjunction with the MD&A, and the Consolidated Financial Statements and related notes in this Annual Report.

Listed below is selected financial data for AMERCO and consolidated subsidiaries for each of the last five years:

	Years Ended March 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$2,362,833	$2,297,980	$2,146,391	$1,955,423	$1,767,520
Self-storage revenues	286,886	247,944	211,136	181,794	152,660
Self-moving and self-storage products and service sales	253,073	251,541	244,177	234,187	221,117
Property management fees	29,075	26,533	25,341	24,493	24,378
Life insurance premiums	163,579	162,662	156,103	157,919	178,115
Property and casualty insurance premiums	52,334	50,020	46,456	41,052	34,342
Net investment and interest income	102,276	86,617	84,728	79,591	82,903
Other revenue	171,711	152,171	160,199	160,793	97,552
Total revenues	3,421,767	3,275,468	3,074,531	2,835,252	2,558,587

Operating expenses	1,568,083	1,470,047	1,479,409	1,313,674	1,193,934
Commission expenses	267,230	262,627	249,642	227,332	204,758
Cost of sales	152,485	144,990	146,072	127,270	107,216
Benefits and losses	182,710	167,436	158,760	156,702	180,676
Amortization of deferred policy acquisition costs	26,218	23,272	19,661	19,982	17,376
Lease expense	37,343	49,780	79,798	100,466	117,448
Depreciation, net of (gains) losses on disposals (a)	445,435	290,690	278,165	259,612	237,996
Total costs and expenses	2,679,504	2,408,842	2,411,507	2,205,038	2,059,404

Earnings from operations	742,263	866,626	663,024	630,214	499,183
Interest expense	(113,406)	(97,715)	(97,525)	(92,692)	(90,696)
Fees and amortization on early extinguishment of debt	(499)	–	(4,081)	–	–
Pretax earnings	628,358	768,911	561,418	537,522	408,487
Income tax expense	(229,934)	(279,910)	(204,677)	(195,131)	(143,779)
Earnings available to common shareholders	$398,424	$489,001	$356,741	$342,391	$264,708
Basic and diluted earnings per common share	$20.34	$24.95	$18.21	$17.51	$13.56
Weighted average common shares outstanding: Basic and diluted	19,586,606	19,596,110	19,586,633	19,558,758	19,518,779
Cash dividends declared and accrued Common stock	39,171	97,960	19,594	19,568	97,421

Balance Sheet Data:
Property, plant and equipment, net	$5,957,735	$5,017,511	$4,107,637	$3,409,211	$2,755,054
Total assets	9,405,840	8,109,288	6,855,600	5,989,930	5,297,940
Notes, loans and leases payable, net	3,262,880	2,647,396	2,174,294	1,933,311	1,653,184
Stockholders' equity	2,619,744	2,251,406	1,884,359	1,527,368	1,229,259

(a) Net (gains) losses were ($36.1) million, ($98.7) million, ($74.6) million, ($33.6) million and ($22.5) million for fiscal 2017, 2016, 2015, 2014 and 2013, respectively.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2017 compared with fiscal 2016, and for fiscal 2016 compared with fiscal 2015 which are followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for fiscal 2018.

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

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2016, 2015 and 2014 correspond to fiscal 2017, 2016 and 2015 for AMERCO.

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

See Note 1, Basis of Presentation, Note 21, Financial Information by Geographic Area, and Note 21A, Consolidating Financial Information by Industry Segment, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report.

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

uhaul.com® is an online marketplace that connects consumers to our operations as well as independent Moving Help® service providers and thousands of independent Self-Storage Affiliates. Our network of customer rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services, all over the United States and Canada. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Property and Casualty Insurance Operating Segment

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove®, Safetow®, Safemove Plus®, Safestor® and Safestor Mobile® protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Life Insurance Operating Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with the generally accepted accounting principles (“GAAP”) in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our financial statements. Note 3, Accounting Policies, of the Notes to Consolidated Financial Statements in Item 8: Financial Statements and Supplementary Data, in this Annual Report summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of the need to estimate matters that are inherently uncertain.

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

Principles of Consolidation

We apply Accounting Standards Codification (“ASC”) 810 - Consolidation (“ASC 810”) in our principles of consolidation. ASC 810 addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (“VIE”). A company is required to consolidate a VIE if it has determined it is the primary beneficiary. ASC 810 also addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

As promulgated by ASC 810, a VIE is not self-supportive due to having one or both of the following conditions: (i) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or (ii) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and is re-assessed on an on-going basis should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration under the provisions of ASC 810. After a triggering event occurs the facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(ies) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

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

Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including but not limited to, the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and the depreciation rates with respect to the vehicle. We typically sell our used vehicles at our sales centers throughout the United States and Canada, on our website at uhaul.com/trucksales or by phone at 1-866-404-0355. Additionally, we sell a large portion of our pickup and cargo van fleet at automobile dealer auctions.

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

Insurance reserves for Property and Casualty Insurance and U-Haul take into account losses incurred based upon actuarial estimates and are management’s best approximation of future payments.  These estimates are based upon past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation.  These reserves consist of case reserves for reported losses and a provision for IBNR losses, both reduced by applicable reinsurance recoverables, resulting in a net liability.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in fiscal 2017, 2016 and 2015, respectively.

Income Taxes

AMERCO files a consolidated tax return with all of its legal subsidiaries.

Our tax returns are periodically reviewed by various taxing authorities. The final outcome of these audits may cause changes that could materially impact our financial results. Please see Note 13, Provision for Taxes, for more information.

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

Subsequent Events

Our management has evaluated subsequent events occurring after March 31, 2017. We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements other than those stated below.

Real Estate Agreement

On October 15, 2015, Real Estate entered into a Purchase and Sale Agreement with 23rd and 11th Associates, L.L.C., for the sale of a portion of Real Estate’s real property and improvements thereon located in Manhattan, New York for $200.0 million.  Such agreement has been amended from time to time and was subject to several material regulatory contingencies. Real Estate believes that as of April 26, 2017, the last significant local regulatory contingency has been resolved and the closing of the sale of such property is reasonably expected to occur in August 2017.  Real Estate will maintain ownership of one building at the Manhattan location thus allowing U-Haul to serve the equipment rental needs of our customers in the area.  Real Estate’s book value of the property being sold is approximately $5 million.  The Company intends to reinvest the proceeds into its self-storage holdings via a tax free exchange pursuant to Section 1031 of the Internal Revenue Code.

Recent Accounting Pronouncements

Please see Note 3, Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

AMERCO and Consolidated Subsidiaries

Fiscal 2017 Compared with Fiscal 2016

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2017 and fiscal 2016:

	Year Ended March 31,
	2017	2016
	(In thousands)
Self-moving equipment rentals	$2,362,833	$2,297,980
Self-storage revenues	286,886	247,944
Self-moving and self-storage products and service sales	253,073	251,541
Property management fees	29,075	26,533
Life insurance premiums	163,579	162,662
Property and casualty insurance premiums	52,334	50,020
Net investment and interest income	102,276	86,617
Other revenue	171,711	152,171
Consolidated revenue	$3,421,767	$3,275,468

Self-moving equipment rental revenues increased $64.9 million during fiscal 2017, compared fiscal 2016.  During fiscal 2017, we continued to grow our rental system through the expansion of our distribution network and by increasing the number of trucks, trailers and towing devices available to our customers. Both In-Town® and one-way transactions increased compared with fiscal 2016, which resulted in improved revenue results.

Self-storage revenues increased $38.9 million during fiscal 2017, compared fiscal 2016.  The average monthly amount of occupied square feet increased by 11.8% during fiscal 2017 compared with fiscal 2016.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to our real estate portfolio. Over the last twelve months we added approximately 3.4 million net rentable square feet, or a 14.0% increase, with approximately 1.0 million net rental square feet added during the fourth quarter of fiscal 2017.

Sales of self-moving and self-storage products and services increased $1.5 million during fiscal 2017, compared with fiscal 2016, primarily from the sale of moving supplies.

Life insurance premiums increased $0.9 million during fiscal 2017, compared with fiscal 2016 due primarily to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $2.3 million during fiscal 2017, compared with fiscal 2016 due to an increase in Safetow® and Safestor® sales, which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $15.7 million during fiscal 2017, compared with fiscal 2016 due to a larger invested asset base at our insurance companies and gains generated from our mortgage loan portfolio.

Other revenue increased $19.5 million during fiscal 2017, compared with fiscal 2016, primarily coming from growth in our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $3,421.8 million for fiscal 2017 as compared with $3,275.5 million for fiscal 2016.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2017 and 2016. The insurance companies’ years ended December 31, 2016 and 2015.

	Year Ended March 31,
	2017	2016
	(In thousands)
Moving and storage
Revenues	$3,113,000	$2,984,504
Earnings from operations before equity in earnings of subsidiaries	688,913	813,124
Property and casualty insurance
Revenues	68,986	64,803
Earnings from operations	27,161	24,547
Life insurance
Revenues	245,599	231,220
Earnings from operations	27,646	29,773
Eliminations
Revenues	(5,818)	(5,059)
Earnings from operations before equity in earnings of subsidiaries	(1,457)	(818)
Consolidated Results
Revenues	3,421,767	3,275,468
Earnings from operations	742,263	866,626

Total costs and expenses increased $270.7 million during fiscal 2017, compared with fiscal 2016. Our insurance segments accounted for $18.1 million of the increase primarily due to increased benefit costs.

Moving and Storage total costs and expenses increased $252.7 million.  In October 2016, we settled the litigation with PODS Enterprises, Inc. (“PEI”). As part of this settlement, we paid $41.4 million to PEI. In fiscal 2015 and fiscal 2016, we recorded $66.0 million as accrued contingencies and interest related to this lawsuit. During the second quarter of fiscal 2017, we recognized the difference between our contingency accrual and the actual settlement as a $24.6 million reduction of operating expenses. Excluding the effect of the reversal of this accrual during fiscal 2017, operating expenses increased $122.9 million for Moving and Storage, primarily due to increased personnel costs, equipment maintenance and property tax, as well as a change in the accounting threshold for the expensing of smaller capital items that led to the additional costs being recognized immediately versus over time through depreciation expense. Depreciation expense increased $92.1 million due to the additional amount of equipment in the rental fleet.  Net gains from the disposal of property, plant and equipment decreased $62.6 million combined this resulted in an increase of $154.7 million in depreciation expense, net.  Compared with fiscal 2016, we sold fewer used trucks. On average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit.  Lease expense decreased $12.4 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $742.3 million for fiscal 2017, compared with $866.6 million for fiscal 2016.

Interest expense for fiscal 2017 was $113.4 million, compared with $97.7 million for fiscal 2016 due to an increase in borrowings in fiscal 2017 partially offset by lower borrowing costs. In addition, we incurred costs associated with the early extinguishment of debt during the third quarter of fiscal 2017 of $0.5 million for the write-off of unamortized transaction costs related to defeased debt.

Income tax expense was $229.9 million for fiscal 2017, compared with $279.9 million for fiscal 2016. The decrease was due to lower pretax earnings for fiscal 2017. The effective tax rate was 36.6% and 36.4% for fiscal 2017 and 2016, respectively.

As a result of the above mentioned items, earnings available to common shareholders were $398.4 million for fiscal 2017, compared with $489.0 million for fiscal 2016.

Basic and diluted earnings per common share for fiscal 2017 were $20.34, compared with $24.95 for fiscal 2016.

The weighted average common shares outstanding basic and diluted were 19,586,606 for fiscal 2017, compared with 19,596,110 for fiscal 2016.

Fiscal 2016 Compared with Fiscal 2015

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2016 and fiscal 2015:

	Year Ended March 31,
	2016	2015
	(In thousands)
Self-moving equipment rentals	$2,297,980	$2,146,391
Self-storage revenues	247,944	211,136
Self-moving and self-storage products and service sales	251,541	244,177
Property management fees	26,533	25,341
Life insurance premiums	162,662	156,103
Property and casualty insurance premiums	50,020	46,456
Net investment and interest income	86,617	84,728
Other revenue	152,171	160,199
Consolidated revenue	$3,275,468	$3,074,531

Self-moving equipment rental revenues increased $151.6 million during fiscal 2016, compared with the fiscal 2015. In fiscal 2016, we continued to focus on enhancing our convenience to our customers by expanding our retail distribution system and growing our rental equipment fleet.  During fiscal 2016, we added both independent dealers and Company-owned locations further extending our network reach.  Our truck, trailer and towing device fleets experienced net additions during fiscal 2016.  These activities, combined with operational improvements resulted in increases in both our one-way and In-Town® rental transactions compared with fiscal 2015.  Revenue increased primarily from these transaction gains.

Self-storage revenues increased $36.8 million during fiscal 2016, compared with fiscal 2015.  The average monthly amount of occupied square feet increased by 13.8% during fiscal 2016 compared with fiscal 2015.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. During fiscal 2016, we added approximately 3.6 million net rentable square feet or a 17.9% increase, with approximately 0.8 million net rental square feet added during the fourth quarter.

Sales of self-moving and self-storage products and services increased $7.4 million during fiscal 2016, compared with fiscal 2015. Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Life insurance premiums increased $6.6 million during fiscal 2016, compared with fiscal 2015 due primarily to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $3.6 million during fiscal 2016, compared with fiscal 2015 due to an increase in Safestor® and Safetow® sales, which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $1.9 million during fiscal 2016, compared with fiscal 2015, due to a larger invested asset base at our insurance companies.  This was partially offset by decreased interest income at Moving and Storage resulting from reduced note balances due from SAC Holdings and Private Mini Storage Realty (“Private Mini”).

Other revenue decreased $8.0 million during fiscal 2016, compared with fiscal 2015 caused primarily by lower U-Box® program rentals.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $3,275.5 million for fiscal 2016 as compared with $3,074.5 million for fiscal 2015.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2016 and 2015. The insurance companies’ years ended December 31, 2015 and 2014.

	Year Ended March 31,
	2016	2015
	(In thousands)
Moving and storage
Revenues	$2,984,504	$2,800,438
Earnings from operations before equity in earnings of subsidiaries	813,124	610,430
Property and casualty insurance
Revenues	64,803	59,275
Earnings from operations	24,547	23,477
Life insurance
Revenues	231,220	219,656
Earnings from operations	29,773	29,755
Eliminations
Revenues	(5,059)	(4,838)
Earnings from operations before equity in earnings of subsidiaries	(818)	(638)
Consolidated Results
Revenues	3,275,468	3,074,531
Earnings from operations	866,626	663,024

Total costs and expenses decreased $2.7 million during fiscal 2016, compared with fiscal 2015.  Total costs at Moving and Storage decreased $18.6 million. The largest component of the decrease was related to our accruals for expenses associated with the PEI litigation which were $5.0 million and $60.7 million for fiscal 2016 and 2015, respectively. Personnel and overhead cost increases were partially offset by decreased direct operating costs associated with the U-Box® program. Depreciation expense increased $36.6 million; however, gains from the disposal of property, plant and equipment increased $24.1 million. This resulted in a net increase of $12.5 million in depreciation expense, net. During fiscal 2016, we increased the number of trucks sold compared with fiscal 2015 and the resale market for these trucks remained relatively strong.  Lease expense decreased $30.0 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.  Total costs and expenses in the insurance segments increased $15.9 million primarily due to expenses associated with additional new business written.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $866.6 million for fiscal 2016, compared with $663.0 million for fiscal 2015.

Interest expense for fiscal 2016 was $97.7 million, compared with $97.5 million for fiscal 2015 due to an increase in average borrowings partially offset by a decrease in average borrowing costs.

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

Moving and Storage

Fiscal 2017 Compared with Fiscal 2016

Listed below are revenues for the major product lines at Moving and Storage for fiscal 2017 and fiscal 2016:

	Year Ended March 31,
	2017	2016
	(In thousands)
Self-moving equipment rentals	$2,366,526	$2,301,586
Self-storage revenues	286,886	247,944
Self-moving and self-storage products and service sales	253,073	251,541
Property management fees	29,075	26,533
Net investment and interest income	9,688	8,801
Other revenue	167,752	148,099
Moving and Storage revenue	$3,113,000	$2,984,504

Self-moving equipment rental revenues increased $64.9 million during fiscal 2017, compared with fiscal 2016.  During fiscal 2017, we continued to grow our rental system through the expansion of our distribution network and by increasing the number of trucks, trailers and towing devices available to our customers. Both In-Town® and one-way transactions increased compared with fiscal 2016, this resulted in our improved revenue results.

Self-storage revenues increased $38.9 million during fiscal 2017, compared with fiscal 2016.  The average monthly amount of occupied square feet increased by 11.8% during fiscal 2017 compared with fiscal 2016.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 3.4 million net rentable square feet, or a 14.0% increase, with approximately 1.0 million net rental square feet added during the fourth quarter of fiscal 2017.

Sales of self-moving and self-storage products and services increased $1.5 million during fiscal 2017, compared with fiscal 2016.  Increases were recognized in the sales of moving supplies.

Net investment and interest income increased $0.9 million during fiscal 2017, compared with fiscal 2016.

Other revenue increased $19.7 million during fiscal 2017, compared with fiscal 2016 primarily coming from growth in our U-Box® program rentals.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2017	2016
	(In thousands, except occupancy rate)
Room count as of March 31	318	275
Square footage as of March 31	27,305	23,951
Average monthly number of rooms occupied	226	203
Average monthly occupancy rate based on room count	75.8%	80.1%
Average monthly square footage occupied	20,386	18,231

The approximately 3.4 million net rentable square feet that we’ve added during fiscal 2017 was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was approximately 11%.

Total costs and expenses increased $252.7 million during fiscal 2017, compared with fiscal 2016.  In October 2016, we settled the litigation with PEI. As part of this settlement, we paid $41.4 million to PEI. In fiscal 2015 and fiscal 2016, we recorded $66.0 million as accrued contingencies and interest related to this lawsuit. During the second quarter of fiscal 2017, we recognized the difference between our contingency accrual and the actual settlement as a $24.6 million reduction of operating expenses. Excluding the effect of the reversal of this accrual in fiscal 2017, operating expenses for Moving and Storage increased $122.9 million, primarily due to personnel costs, equipment maintenance and property tax, as well as a change in the accounting threshold for the expensing of smaller capital items that led to the additional costs being recognized immediately versus over time though depreciation expense. Depreciation expense increased $92.1 million due to the additional amount of equipment in the rental fleet. Net gains from the disposal of property, plant and equipment decreased $62.6 million combined this resulted in an increase of $154.7 million in depreciation expense, net.  Compared with fiscal 2016, we sold fewer used trucks. On average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit.  Lease expense decreased $12.4 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $688.9 million for fiscal 2017 as compared with $813.1 million for fiscal 2016.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $0.3 million for fiscal 2017, compared with fiscal 2016.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $724.7 million for fiscal 2017, compared with $848.6 million for fiscal 2016.

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

Self-moving equipment rental revenues increased $151.6 million during fiscal 2016, compared with fiscal 2015. During fiscal 2016, we continue to focus on enhancing our convenience to our customers by expanding our retail distribution system and growing our rental equipment fleet.  During fiscal 2016, we added both independent dealers and Company-owned locations further extending our network reach.  Our truck, trailer and towing device fleets experienced net additions during fiscal 2016.  These activities, combined with operational improvements resulted in increases in both our one-way and In-Town® rental transactions compared with fiscal 2015.  Revenue increased primarily from these transaction gains.

Self-storage revenues increased $36.8 million during fiscal 2016, compared with fiscal 2015. The average monthly amount of occupied square feet increased by 13.8% during fiscal 2016 compared with fiscal 2015.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. During fiscal 2016, we added approximately 3.6 million net rentable square feet or a 17.9% increase, with approximately 0.8 million net rental square feet added during the fourth quarter.

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

Other revenue decreased $8.1 million during fiscal 2016, compared with fiscal 2015 caused primarily by lower U-Box® program rentals.

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

Total costs and expenses decreased $18.6 million for fiscal 2016 as compared with fiscal 2015. The largest component of the decrease was related to our accruals for expenses associated with the PEI litigation which were $5.0 million and $60.7 million for fiscal 2016 and 2015, respectively. Personnel and overhead cost increases were partially offset by decreased direct operating costs associated with the U-Box® program. Depreciation expense increased $36.6 million; however, gains from the disposal of property, plant and equipment increased $24.1 million. This resulted in a net increase of $12.5 million in depreciation expense, net. In fiscal 2016, we increased the number of trucks sold compared with fiscal 2015 and the resale market for these trucks remained relatively strong.  Lease expense decreased $30.0 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

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

Property and Casualty Insurance

2016 Compared with 2015

Net premiums were $52.3 million and $50.0 million for the years ended December 31, 2016 and 2015, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium growth corresponded with the increased moving and storage transactions at U-Haul.

Net investment income was $16.7 million and $14.8 million for the years ended December 31, 2016 and 2015, respectively. The change was primarily due to an increase in realized capital gains of $1.3 million and a $1.1 million increase in fixed maturity income due to a larger invested asset base.

Net operating expenses were $28.4 million and $28.0 million for the years ended December 31, 2016 and 2015, respectively.

Benefits and losses incurred were $13.4 million and $12.3 million for the years ended December 31, 2016 and 2015, respectively. The increase was due to an increase in policies sold and related claims activity.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $27.2 million and $24.5 million for the years ended December 31, 2016 and 2015, respectively.

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

Life Insurance

2016 Compared with 2015

Net premiums were $163.6 million and $162.7 million for the years ended December 31, 2016 and 2015, respectively.  Life premiums increased $0.4 million primarily from the increase in renewal premiums offset by a reduction in new sales and reinsurance premiums.  An additional increase of $0.7 million was from supplemental contract considerations. Medicare supplement and other health premiums decreased $0.2 million. Deferred annuity deposits were $203.1 million or $65.1 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $77.5 million and $64.0 million for the years ended December 31, 2016 and 2015, respectively. An increase of $14.6 million in net investment income is attributable to a larger asset base and the gains from our mortgage loans portfolio, which was partially offset by a $1.1 million decrease in capital gains.

Net operating expenses were $22.4 million and $23.0 million for the years ended December 31, 2016 and 2015, respectively. The decrease was primarily due to a reduction in acquisition expenses from the decrease in annuity sales.

Benefits and losses incurred were $169.3 million and $155.1 million for the years ended December 31, 2016 and 2015, respectively. Medicare Supplement benefits increased by $8.8 million as a result of the increase in total policies in force from prior and new sales and the increased benefit to premium ratio. Life, annuities and other health benefits decreased $0.2 million. Interest credited to policyholders increased $5.6 million as a result of the increased deferred annuity deposit base and lower interest credited on policyholder accounts indexed to an S&P index in the third quarter of 2015.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $26.2 million and $23.3 million for the years ended December 31, 2016 and 2015, respectively. The increase was due to an additional Annuity DAC amortization generated by the investment gains along with increased amortization associated with a larger DAC asset. This was partially offset by a decrease in Medicare supplement amortization.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $27.6 million and $29.8 million for the years ended December 31, 2016 and 2015, respectively.

Life Insurance

2015 Compared with 2014

Net premiums were $162.7 million and $156.1 million for the years ended December 31, 2015 and 2014, respectively.  Medicare supplement premiums increased $5.8 million from new sales offset by a reduction in renewal premiums due to reduction in the in force business on older blocks. Medicare supplement first year premiums were $16.9 million in 2015, an increase of $7.5 million over 2014. Life premiums increased by $0.8 million primarily as a result of final expense renewals. Annuity deposits, which are accounted for on the balance sheet as deposits rather than premiums, increased $195.8 million over 2014. Included in the deposit increase is a $30.0 million deposit relating to a funding agreement with Federal Home Loan Bank system (“FHLB”).

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

DAC, SIA and VOBA was $23.3 million and $19.7 million for the years ended December 31, 2015 and 2014, respectively. The increase in 2015 over 2014 was a result of an increased amortization on annuity and Medicare Supplement DAC due to the increased DAC asset base. This was partially offset by the decrease in life amortization due to a prior year DAC balance write off on older blocks.

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

At March 31, 2017, cash and cash equivalents totaled $697.8 million, compared with $600.6 million on March 31, 2016. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2017 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$671,665	$12,725	$13,416
Other financial assets	165,405	431,155	1,731,909
Debt obligations	3,262,880	–	–

(a) As of December 31, 2016

At March 31, 2017, Moving and Storage had available borrowing capacity under existing credit facilities of $133.0 million.

A summary of our consolidated cash flows for fiscal 2017, 2016 and 2015 is shown in the table below:

	Years Ended March 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$1,020,061	$1,040,988	$759,099
Net cash used by investing activities	(1,144,514)	(1,255,324)	(755,261)
Net cash provided (used) by financing activities	223,753	388,872	(46,338)
Effects of exchange rate on cash	(2,140)	(15,740)	(10,762)
Net cash flow	97,160	158,796	(53,262)
Cash at the beginning of the period	600,646	441,850	495,112
Cash at the end of the period	$697,806	$600,646	$441,850

Net cash provided by operating activities decreased $20.9 million in fiscal 2017, compared with fiscal 2016. The previous year included a $56.8 million of note and interest repayment from Private Mini that did not recur in fiscal 2017. This was partially offset by lower federal income tax payments in fiscal 2017.

Net cash used by investing activities decreased $110.8 million in fiscal 2017, compared with fiscal 2016. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, increased $220.2 million, while cash from the sales of property, plant and equipment decreased $51.8 million largely due to reduced fleet sales. Offsetting these net increases in investing activities was an increase in funds from equipment leases of $309.8 million. Life Insurance had a decrease in net cash used for investing of $116.5 million due to increased investment proceeds.

Net cash provided by financing activities decreased $165.1.1 million in fiscal 2017, as compared with fiscal 2016 due to a decrease in borrowings of $95.3 million, net decrease in repayments of debt and capital leases of $16.7 million, a decrease in annuity deposits, net of withdrawals, by Life Insurance of $109.3 million and a decrease in dividends paid of $19.6 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2018 the Company will reinvest in its truck and trailer rental fleet approximately $440 million, net of equipment sales and excluding any lease buyouts. For fiscal 2017, the Company invested, net of sales, approximately $705 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2018 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2018 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through construction loans and internally generated funds. For fiscal 2017, the Company invested $484.5 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2018, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage

Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $932.0 million, $969.9 million and $630.3 million for fiscal 2017, 2016 and 2015, respectively. The components of our net capital expenditures are provided in the following table:

	Years Ended March 31,
	2017	2016	2015
	(In thousands)
Purchases of rental equipment	$1,178,908	$881,331	$898,420
Equipment lease buyouts	63,505	81,718	40,448
Purchases of real estate, construction and renovations	484,487	592,363	368,257
Other capital expenditures	139,448	90,788	41,761
Gross capital expenditures	1,866,348	1,646,200	1,348,886
Less: Lease proceeds	(446,843)	(137,046)	(306,955)
Less: Sales of property, plant and equipment	(487,475)	(539,256)	(411,629)
Net capital expenditures	932,030	969,898	630,302

Moving and Storage continues to hold significant cash and we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage market place, or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance's assets are generally not available to satisfy the claims of AMERCO, or its legal subsidiaries.

We believe that stockholders equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Our Property and Casualty operating segment stockholder’s equity was $180.9 million, $160.6 million, and $169.3 million at December 31, 2016, 2015, and 2014, respectively. The increase in 2016 compared with 2015 resulted from net earnings of $17.8 million, an increase in accumulated other comprehensive income of $2.5 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance's net deposit increase for the year ended December 31, 2016 was $136.0 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Our Life Insurance operating segment stockholder’s equity was $296.1 million, $271.7 million, and $274.2 million at December 31, 2016, 2015 and 2014, respectively. The increase in 2016 compared with 2015 resulted from earnings of $18.0 million and an increase in accumulated other comprehensive income of $6.4 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of December 31, 2016, Oxford had outstanding deposits of $30.0 million through their membership in the FHLB. For a more detailed discussion of this deposit, please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements.

Cash Provided (Used) from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $945.5 million, $989.6 million and $700.3 million in fiscal 2017, 2016 and 2015. The previous year included $56.8 million of note and interest repayment from Private Mini that did not recur in fiscal 2017.  This was partially offset by lower federal income tax payments in fiscal 2017.

Property and Casualty Insurance

Net cash provided by operating activities was $18.2 million, $19.0 million, and $16.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. The decrease in 2016 compared with 2015 was consistent with typical claims activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $20.7 million, $24.3 million, and $18.7 million at December 31, 2016, 2015, and 2014, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities was $56.3 million, $32.4 million and $42.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Operating cash flows increased due to the increase in investment income and reduction in commissions and expenses. This was offset by the decrease due to timing in collections of receivables and settlement of payables and increases in benefits.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. At December 31, 2016, 2015 and 2014, cash and cash equivalents and short-term investments amounted to $20.6 million, $25.5 million and $39.0 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At March 31, 2017, we had available borrowing capacity under existing credit facilities of $133.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

Certain assets and liabilities are recorded at fair value on the consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 15, Fair Value Measurements, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At March 31, 2017, we had $0.3 million of available-for-sale assets classified in Level 3.

The interest rate swaps held by us as hedges against interest rate risk for our variable rate debt are recorded at fair value. These values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate and are classified as Level 2.

Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2017:

		Payment due by Period (as of March 31, 2017)
Contractual Obligations	Total	04/01/17 - 03/31/18	04/01/18 - 03/31/20	04/01/20 - 03/31/22	Thereafter
	(In thousands)
Notes and loans payable - Principal	$1,908,405	$244,886	305,524	$202,013	$1,155,982
Notes and loans payable - Interest	605,079	77,637	128,927	111,002	287,513
Revolving credit agreements - Principal	502,000	47,333	344,667	110,000	–
Revolving credit agreements - Interest	24,697	10,257	11,616	2,824	–
Capital leases - Principal	876,828	196,706	387,079	213,078	79,965
Capital leases - Interest	62,479	22,397	27,919	10,062	2,101
Operating leases	145,897	26,958	54,809	29,780	34,350
Ground leases	51,937	957	2,015	2,054	46,911
Property and casualty obligations (a)	140,448	10,600	13,414	9,411	107,023
Life, health and annuity obligations (b)	3,383,214	299,645	507,187	491,461	2,084,921
Self insurance accruals (c)	399,181	109,223	162,836	68,495	58,627
Post retirement benefit liability	15,207	737	1,904	2,630	9,936
Total contractual obligations	$8,115,372	$1,047,336	$1,947,897	$1,252,810	$3,867,329

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

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.  The cash flows shown above are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $1,554.7 million included in our consolidated balance sheet as of March 31, 2017. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

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

ASC 740 - Income Taxes liabilities and interest of $33.4 million is not included above due to uncertainty surrounding ultimate settlements, if any.

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed $16.5 million of residual values at March 31, 2017 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees was $36.4 million at March 31, 2017.

Historically, we have used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 19, Related Party Transactions, of the Notes to Consolidated Financial Statements. These arrangements were primarily used when our overall borrowing structure was more limited. We do not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $27.8 million, $27.1 million and $25.8 million from the above mentioned entities during fiscal 2017, 2016 and 2015, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater Investments, Inc (“Blackwater”). Blackwater is wholly-owned by Willow Grove, which is owned by Mark V. Shoen (a significant shareholder), and various trusts associated with Edward J. Shoen and Mark V. Shoen. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder), and a trust benefitting the children and grandchild of Edward J. Shoen (our Chairman of the Board, President and a significant shareholder).

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $2.7 million, $2.6 million and $2.6 million for each of fiscal years 2017, 2016 and 2015, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased by us.

At March 31, 2017, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $57.1 million, $54.7 million and $52.1 million in commissions pursuant to such dealership contracts during fiscal 2017, 2016 and 2015, respectively.

During fiscal 2017, a subsidiary of ours held a junior unsecured note of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $4.9 million, $5.0 million and $5.9 million and received cash interest payments of $4.5 million, $4.6 million and $5.7 million from SAC Holdings during fiscal 2017, 2016 and 2015, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2017 was $49.3 million and the aggregate notes receivable balance at March 31, 2017 was $48.1 million. In accordance with the terms of this note, SAC Holdings may prepay the note without penalty or premium at any time. The scheduled maturity of this note is 2017.

These agreements along with notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $28.0 million, expenses of $2.7 million and cash flows of $26.1 million during fiscal 2017. Revenues and commission expenses related to the Dealer Agreements were $265.1 million and $57.1 million, respectively during fiscal 2017.

Fiscal 2018 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals.  Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals. Revenue in the U-Move® program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to unforeseen events including adverse economic conditions or heightened competition that is beyond our control.

With respect to our storage business, we have added new locations and expanded at existing locations. In fiscal 2018, we are actively looking to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box® program throughout fiscal 2018.

Property and Casualty Insurance will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove®, Safetow®, Safemove Plus®, Safestor®, and Safestor Mobile® protection packages to U-Haul customers.

Life Insurance is pursuing its goal of expanding its presence in the senior market through the sales of its Medicare supplement, life and annuity policies. This strategy includes growing its agency force, expanding its new product offerings, and pursuing business acquisition opportunities.

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2015 and ending March 31, 2017. We believe that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with GAAP, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(In thousands, except for share and per share data)
Total revenues	$708,771	$790,676	$998,911	$923,409
Earnings from operations	43,080	132,202	307,206	259,775
Earnings available to common shareholders	9,548	65,228	176,475	147,173
Basic and diluted earnings per common share	$0.49	$3.33	$9.01	$7.51
Weighted average common shares outstanding: basic and diluted	19,587,204	19,586,694	19,586,411	19,586,069

	Quarter Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(In thousands, except for share and per share data)
Total revenues	$683,009	$744,751	$962,903	$884,805
Earnings from operations	106,548	157,902	311,068	291,108
Earnings available to common shareholders	52,568	81,769	183,379	171,285
Basic and diluted earnings per common share	$2.68	$4.17	$9.36	$8.74
Weighted average common shares outstanding: basic and diluted	19,593,071	19,599,352	19,597,717	19,596,129

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at March 31, 2017:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$129,444		$(4,880)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
4,751	(a)	(15)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
9,063	(a)	(108)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
18,333	(a)	(118)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
7,300	(a)	(41)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
7,784	(b)	2	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
10,104		30	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
19,238		227	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of March 31, 2017, we had $896.1 million of variable rate debt obligations and $7.8 million of a variable rate operating lease. If the London Inter-Bank Offer Rate were to increase 100 basis points, the increase in interest expense on the variable rate debt and a variable rate operating lease would decrease future earnings and cash flows by $7.0 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.4%, 4.4% and 5.2% of our revenue was generated in Canada in fiscal 2017, 2016 and 2015, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Attached as exhibits to this Annual Report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in the section Evaluation of Disclosure Controls and Procedures.

Following this discussion is the report of BDO USA, LLP, our independent registered public accounting firm, regarding its audit of AMERCO’s internal control over financial reporting as set forth below in this section. This section should be read in conjunction with the certifications of our CEO and CFO and the BDO USA, LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Annual Report. Our Disclosure Controls are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Annual Report, our Disclosure Controls were effective at a reasonable assurance level related to the above stated design purposes.

Inherent Limitations on Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Management assessed our internal control over financial reporting as of March 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit organization and our Finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2017. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO USA, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AMERCO

Reno, Nevada

We have audited AMERCO and consolidated subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2017 and our report dated May 24, 2017 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Phoenix, Arizona

May 24, 2017

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, in connection with its 2017 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the Company’s 2017 fiscal year.

The Company has adopted a Code of Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer and principal financial officer. A copy of our Code of Ethics is posted on AMERCO’s website at amerco.com/governance.aspx.  We intend to satisfy the disclosure requirements of Current Report on Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Ethics by posting such information on the Company’s website, at the web address and location specified above, unless otherwise required to file a Current Report on Form 8-K by NASDAQ rules and regulations.

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

Exhibits:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on September 5, 2013, file no. 1-11255
4.1	Termination of Rights Agreement, dated as of March 5, 2008	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 11, 2008, file no. 1-11255
4.2	U-Haul Investors Club Base Indenture, dated February 12, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.3	Second Supplemental Indenture, dated February 17, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.4	Fourth Supplemental Indenture, dated March 15, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.5	Seventh Supplemental Indenture, dated March 29, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.6	Tenth Supplemental Indenture, dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.7	Eleventh Supplemental Indenture dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 31, 2011, file no. 1-11255
4.8	Twelfth Supplemental Indenture dated June 14, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.9	Fourteenth Supplemental Indenture dated July 20, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.10	Fifteenth Supplemental Indenture dated July 27, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.11	Sixteenth Supplemental Indenture dated August 31, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 28, 2011, file no. 1-11255
4.12	Seventeenth Supplemental Indenture dated November 8, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 18, 2012, file no. 1-11255

4.13	Eighteenth Supplemental Indenture dated January 7, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 26, 2012, file no. 1-11255
4.14	Nineteenth Supplemental Indenture dated May 14, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 15, 2012, file no. 1-11255
4.15	Eighth Supplemental Indenture, dated April 12, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 2012, file no. 1-11255
4.16	Twentieth Supplemental Indenture dated September 4, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 4, 2012, file no. 1-11255
4.17	Twenty-first Supplemental Indenture dated January 15, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 15, 2013, file no. 1-11255
4.18	Twenty-second Supplemental Indenture, dated May 28, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 30, 2013, file no. 1-11255
4.19	Twenty-third Supplemental Indenture, dated November 26, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on November 26, 2013, file no. 1-11255
4.20	Twenty-fourth Supplemental Indenture, dated April 22, 2014 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on April 22, 2014, file no. 1-11255
4.21	Twenty-fifth Supplemental Indenture, dated July 7, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on July 7, 2015, file no. 1-11255
4.22	Twenty-sixth Supplemental Indenture, dated September 29, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 29, 2015, file no. 1-11255
4.23	Twenty-seventh Supplemental Indenture, dated December 15, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on December 15, 2015, file no. 1-11255
4.24	Twenty-eighth Supplemental Indenture, dated September 13, 2016 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 13, 2016, file no. 1-11255
4.25	Twenty-ninth Supplemental Indenture, dated January 24, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on January 24, 2017, file no. 1-11255
10.1	U-Haul Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 1993, file no. 1-11255
10.2	ESOP Loan Credit Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.3	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255

10.4	Trust Agreement for the AMERCO Employee Savings, Profit Sharing and Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.5	Amended Indemnification Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.6	Indemnification Trust Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1990, file no. 1-11255
10.7	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.8	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.9	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.10	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.11	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
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

Incorporated by reference to AMERCO’s Current Report on Form 8-K filed August 23, 2006, file no. 1-11255
10.17	Amended and Restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.18	Amended and Restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.19	Amended and Restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.20	Amended and Restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.21	Amended and Restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.22	Amended and Restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.23	Amended and Restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.24	Amended and Restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.25	Amended and Restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.26	Amended and Restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.27

2010-1 BOX TRUCK BASE INDENTURE, dated as of October 1, 2010, among 2010 U-HAUL S FLEET, LLC, 2010 TM-1, LLC, 2010 DC-1, LLC, and 2010 TT-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee.

Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.28	Schedule I to 2010-1 Base Indenture – Definitions List	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.29

SERIES 2010-1 SUPPLEMENT, dated as of October 1, 2010, among 2010 U-HAUL S FLEET, LLC, 2010 TM-1, LLC, 2010 DC-1, LLC, and 2010 TT-1, LLC, and U.S. BANK NATIONAL ASSOCIATION, a national banking association, as trustee.

Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, file number 1-11255
10.30	Pledge and Security Agreement, dated February 17, 2011, by and among AMERCO, U-Haul Leasing and Sales Co. and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
10.31	Amended and Restated Property Management Agreement among Eighteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.32	Amended and Restated Property Management Agreement among Twenty SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.33	Amended and Restated Property Management Agreement among Twenty-One SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.34	Amended and Restated Property Management Agreement among Twenty-Two SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.35	Amended and Restated Property Management Agreement among Twenty-Three SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.36	Amended and Restated Property Management Agreement among Twenty-Four SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.37	Amended and Restated Property Management Agreement among Twenty-Five SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.38	Amended and Restated Property Management Agreement among Twenty-Six SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.39	Amended and Restated Property Management Agreement among Twenty-Seven SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.40	Amended and Restated Property Management Agreement among Three-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.41	Amended and Restated Property Management Agreement among Three-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.42	Amended and Restated Property Management Agreement among Three-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.43	Amended and Restated Property Management Agreement among Three-D SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.44	Amended and Restated Property Management Agreement among Galaxy Storage One, LP and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.45	U-Haul Dealership Contract Addendum	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.46	Amendment to the Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q, for the year ended December 31, 2012, file no. 1-11255
10.47

Loan Agreement, dated as of August 12, 2015 among U-Haul Co of Florida 8, LLC, U-Haul Co. of Florida 9, LLC, U-Haul Co. of Florida 10, UHIL 8, LLC, UHIL 9, LLC, UHIL 10, LLC, UHIL 13, LLC, AREC 8, LLC, AREC 9, LLC, AREC 10, LLC and AREC 13, LLC, each a Delaware limited liability company, collectively as Borrower, and Morgan Stanley Bank, N.A. and JP Morgan Chase Bank, National Association, collectively as Lender

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 14, 2015, file no. 1-11255
10.48	Property Management Agreement dated December 11, 2014 between Three SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.49	Property Management Agreement dated December 16, 2014 among Galaxy Storage Two, L.P. and certain subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255

10.50	Property Management Agreement dated June 25, 2015 among 2015 SAC Self-Storage, LLC and certain subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.51	Property Management Agreement dated March 21, 2016 among Five SAC RW, LLC and certain subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.52	Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.53	Amended and Restated AMERCO Employee Stock Ownership Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.57	ESOP Loan Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.58	Property Management Agreement among Six-SAC Self-Storage Corporation and certain subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 27, 2016, file no. 1-11255
10.59	Stockholder Agreement dated September 12, 2016, between Edward J. Shoen, Mark V. Shoen, Foster Road LLC, Willow Grove Holdings LP, Blackwater Investments, Inc. and SAC Holdings Corporation	Incorporated by reference to Exhibit 99.1, filed with the Schedule 13-D/A, filed on September 12, 2016, file number 5-39669
10.60	2016 Stock Option Plan (Shelf Stock Option Plan)*	Incorporated by reference to Exhibit C to Definative Proxy for the Special Meeting of Stockholders filed on April 20, 2016
10.61	Purchase and Sale Agreement between Amerco Real Estate Company and 23rd and 11th Associates, LLC.	Filed herewith
10.62	First Amendment to Purchase and Sale Agreement between Amerco Real Estate Company and 23rd and 11th Associates, LLC.	Filed herewith
10.63	Second Amendment to Purchase and Sale Agreement between Amerco Real Estate Company and 23rd and 11th Associates, LLC.	Filed herewith
10.64	Third Amendment to Purchase and Sale Agreement between Amerco Real Estate Company and 23rd and 11th Associates, LLC.	Filed herewith
14	Code of Ethics	Incorporated by reference to AMERCO’s Quarterly Report on Form 8-K, filed on April 15, 2014, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
24	Power of Attorney	Refer to signature page

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

* Indicates management plan or compensatory arrangement.

Item 16.   Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

AMERCO

Reno, Nevada

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated subsidiaries (the “Company”) as of March 31, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2017. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 24, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Phoenix, Arizona

May 24, 2017

Amerco and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2017	2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$697,806	$600,646
Reinsurance recoverables and trade receivables, net	178,081	175,135
Inventories, net	82,439	79,756
Prepaid expenses	124,728	134,300
Investments, fixed maturities and marketable equities	1,663,768	1,490,789
Investments, other	367,830	311,821
Deferred policy acquisition costs, net	130,213	136,386
Other assets	117,072	77,210
Related party assets	86,168	85,734
	3,448,105	3,091,777
Property, plant and equipment, at cost:
Land	640,938	587,347
Buildings and improvements	2,606,537	2,187,400
Furniture and equipment	510,415	399,943
Rental trailers and other rental equipment	492,280	462,379
Rental trucks	4,091,598	3,514,175
	8,341,768	7,151,244
Less: Accumulated depreciation	(2,384,033)	(2,133,733)
Total property, plant and equipment	5,957,735	5,017,511
Total assets	$9,405,840	$8,109,288
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$450,541	$502,538
Notes, loans and leases payable, net	3,262,880	2,647,396
Policy benefits and losses, claims and loss expenses payable	1,086,322	1,071,412
Liabilities from investment contracts	1,112,498	951,490
Other policyholders' funds and liabilities	10,150	8,650
Deferred income	28,696	22,784
Deferred income taxes, net	835,009	653,612
Total liabilities	6,786,096	5,857,882

Commitments and contingencies (notes 9, 16, 17, and 18)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of March 31, 2017 and 2016	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2017 and 2016	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of March 31, 2017 and 2016	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of March 31, 2017 and 2016	10,497	10,497
Additional paid-in capital	452,172	451,629
Accumulated other comprehensive loss	(51,236)	(60,525)
Retained earnings	2,892,893	2,533,641
Cost of common shares in treasury, net (22,377,912 shares as of March 31, 2017 and 2016)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of March 31, 2017 and 2016)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(6,932)	(6,186)
Total stockholders' equity	2,619,744	2,251,406
Total liabilities and stockholders' equity	$9,405,840	$8,109,288

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$2,362,833	$2,297,980	$2,146,391
Self-storage revenues	286,886	247,944	211,136
Self-moving and self-storage products and service sales	253,073	251,541	244,177
Property management fees	29,075	26,533	25,341
Life insurance premiums	163,579	162,662	156,103
Property and casualty insurance premiums	52,334	50,020	46,456
Net investment and interest income	102,276	86,617	84,728
Other revenue	171,711	152,171	160,199
Total revenues	3,421,767	3,275,468	3,074,531

Costs and expenses:
Operating expenses	1,568,083	1,470,047	1,479,409
Commission expenses	267,230	262,627	249,642
Cost of sales	152,485	144,990	146,072
Benefits and losses	182,710	167,436	158,760
Amortization of deferred policy acquisition costs	26,218	23,272	19,661
Lease expense	37,343	49,780	79,798
Depreciation, net of (gains) losses on disposals of (($36,085), ($98,703) and ($74,631), respectively)	445,435	290,690	278,165
Total costs and expenses	2,679,504	2,408,842	2,411,507

Earnings from operations	742,263	866,626	663,024
Interest expense	(113,406)	(97,715)	(97,525)
Fees and amortization on early extinguishment of debt	(499)	–	(4,081)
Pretax earnings	628,358	768,911	561,418
Income tax expense	(229,934)	(279,910)	(204,677)
Earnings available to common stockholders	$398,424	$489,001	$356,741
Basic and diluted earnings per common share	$20.34	$24.95	$18.21
Weighted average common shares outstanding: Basic and diluted	19,586,606	19,596,110	19,586,633

Related party revenues for fiscal 2017, 2016 and 2015, net of eliminations, were $34.0 million, $32.6 million and $36.2 million, respectively.

Related party costs and expenses for fiscal 2017, 2016, and 2015, net of eliminations, were $59.9 million, $57.4 million and $54.7 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and Consolidated Subsidiaries

Consolidated statements of comprehensive income (loss)

Fiscal Year Ended March 31, 2017	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$628,358	$(229,934)	$398,424
Other comprehensive income:
Foreign currency translation	(5,862)	–	(5,862)
Unrealized net gain on investments	13,822	(4,838)	8,984
Change in fair value of cash flow hedges	9,916	(3,767)	6,149
Postretirement benefit obligations loss	28	(10)	18
Total comprehensive income	$646,262	$(238,549)	$407,713

Fiscal Year Ended March 31, 2016	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$768,911	$(279,910)	$489,001
Other comprehensive income:
Foreign currency translation	(4,473)	–	(4,473)
Unrealized net loss on investments	(41,639)	14,573	(27,066)
Change in fair value of cash flow hedges	9,721	(3,694)	6,027
Postretirement benefit obligations loss	(1,029)	381	(648)
Total comprehensive income	$731,491	$(268,650)	$462,841

Fiscal Year Ended March 31, 2015	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$561,418	$(204,677)	$356,741
Other comprehensive income:
Foreign currency translation	(19,883)	–	(19,883)
Unrealized net gain on investments	54,139	(18,949)	35,190
Change in fair value of cash flow hedges	8,203	(3,117)	5,086
Postretirement benefit obligations loss	(1,325)	490	(835)
Total comprehensive income	$602,552	$(226,253)	$376,299

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2014	$10,497	$444,210	$(53,923)	$1,805,453	$(525,653)	$(151,997)	$(1,219)	$1,527,368
Increase in market value of released ESOP shares	–	5,458	–	–	–	–	–	5,458
Release of unearned ESOP shares	–	–	–	–	–	–	2,767	2,767
Purchase of ESOP shares	–	–	–	–	–	–	(7,939)	(7,939)
Foreign currency translation	–	–	(19,883)	–	–	–	–	(19,883)
Unrealized net gain on investments, net of tax	–	–	35,190	–	–	–	–	35,190
Change in fair value of cash flow hedges, net of tax	–	–	5,086	–	–	–	–	5,086
Post retirement benefit obligations (loss)	–	–	(835)	–	–	–	–	(835)
Net earnings	–	–	–	356,741	–	–	–	356,741
Common stock dividends: ($1.00 per share for fiscal 2015)	–	–	–	(19,594)	–	–	–	(19,594)
Net activity	–	5,458	19,558	337,147	–	–	(5,172)	356,991
Balance as of March 31, 2015	$10,497	$449,668	$(34,365)	$2,142,600	$(525,653)	(151,997)	$(6,391)	$1,884,359
Increase in market value of released ESOP shares	–	1,961	–	–	–	–	–	1,961
Release of unearned ESOP shares	–	–	–	–	–	–	9,507	9,507
Purchase of ESOP shares	–	–	–	–	–	–	(9,302)	(9,302)
Foreign currency translation	–	–	(4,473)	–	–	–	–	(4,473)
Unrealized net loss on investments, net of tax	–	–	(27,066)	–	–	–	–	(27,066)
Change in fair value of cash flow hedges, net of tax	–	–	6,027	–	–	–	–	6,027
Post retirement benefit obligations (loss)	–	–	(648)	–	–	–	–	(648)
Net earnings	–	–	–	489,001	–	–	–	489,001
Common stock dividends: ($5.00 per share for fiscal 2016)	–	–	–	(97,960)	–	–	–	(97,960)
Net activity	–	1,961	(26,160)	391,041	–	–	205	367,047
Balance as of March 31, 2016	$10,497	$451,629	$(60,525)	$2,533,641	$(525,653)	$(151,997)	$(6,186)	$2,251,406
Increase in market value of released ESOP shares	–	543	–	–	–	–	–	543
Release of unearned ESOP shares	–	–	–	–	–	–	10,360	10,360
Purchase of ESOP shares	–	–	–	–	–	–	(11,106)	(11,106)
Foreign currency translation	–	–	(5,862)	–	–	–	–	(5,862)
Unrealized net gain on investments, net of tax	–	–	8,984	–	–	–	–	8,984
Change in fair value of cash flow hedges, net of tax	–	–	6,149	–	–	–	–	6,149
Post retirement benefit obligations (loss)	–	–	18	–	–	–	–	18
Net earnings	–	–	–	398,424	–	–	–	398,424
Common stock dividends: ($2.00 per share for fiscal 2017)	–	–	–	(39,172)	–	–	–	(39,172)
Net activity	–	543	9,289	359,252	–	–	(746)	368,338
Balance as of March 31, 2017	$10,497	$452,172	$(51,236)	$2,892,893	$(525,653)	$(151,997)	$(6,932)	$2,619,744

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net earnings	$398,424	$489,001	$356,741
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	481,520	389,393	352,796
Amortization of deferred policy acquisition costs	26,218	23,272	19,661
Amortization of debt issuance costs	4,062	3,419	3,786
Interest credited to policyholders	25,020	20,465	18,110
Change in allowance for losses on trade receivables	(46)	(205)	(168)
Change in allowance for inventory reserves	1,330	(1,343)	(872)
Net gain on sale of real and personal property	(36,085)	(98,703)	(74,631)
Net gain on sale of investments	(5,284)	(4,491)	(3,925)
Deferred income taxes	173,112	138,075	76,500
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(2,890)	14,765	9,632
Inventories	(4,072)	(9,009)	(1,579)
Prepaid expenses	9,386	(10,338)	(65,720)
Capitalization of deferred policy acquisition costs	(27,111)	(32,590)	(27,084)
Other assets	(40,546)	11,903	(51)
Related party assets	343	56,644	27,706
Accounts payable and accrued expenses	(5,056)	37,312	98,877
Policy benefits and losses, claims and loss expenses payable	15,378	9,626	(17,621)
Other policyholders' funds and liabilities	1,499	(349)	988
Deferred income	5,921	4,757	(13,181)
Related party liabilities	(1,062)	(616)	(866)
Net cash provided by operating activities	1,020,061	1,040,988	759,099

Cash flow from investing activities:
Purchase of:
Property, plant and equipment	(1,419,505)	(1,509,154)	(1,041,931)
Short term investments	(635,847)	(515,899)	(290,379)
Fixed maturity investments	(355,101)	(398,987)	(214,371)
Equity securities	(489)	(1,315)	(3,759)
Preferred stock	–	(1,005)	(2,006)
Real estate	(32,807)	(15,459)	(38,275)
Mortgage loans	(154,310)	(87,204)	(19,807)
Proceeds from sales and paydowns of:
Property, plant and equipment	487,475	539,256	411,629
Short term investments	655,726	528,180	287,883
Fixed maturity investments	190,578	154,536	107,867
Equity securities	–	2,044	3,082
Preferred stock	4,181	1,126	2,427
Real estate	8,753	21,589	28,485
Mortgage loans	106,832	26,968	13,894
Net cash used by investing activities	(1,144,514)	(1,255,324)	(755,261)

Cash flow from financing activities:
Borrowings from credit facilities	742,625	837,972	657,535
Principal repayments on credit facilities	(367,844)	(428,403)	(593,722)
Payment of debt issuance costs	(5,055)	(10,184)	(12,327)
Capital lease payments	(212,545)	(168,661)	(121,202)
Employee Stock Ownership Plan Shares	(11,106)	(9,302)	(7,939)
Securitization deposits	446	544	–
Common stock dividends paid	(58,757)	(78,374)	(19,594)
Investment contract deposits	285,148	358,237	105,019
Investment contract withdrawals	(149,159)	(112,957)	(54,108)
Net cash provided (used) by financing activities	223,753	388,872	(46,338)

Effects of exchange rate on cash	(2,140)	(15,740)	(10,762)

Increase (decrease) in cash and cash equivalents	97,160	158,796	(53,262)
Cash and cash equivalents at the beginning of period	600,646	441,850	495,112
Cash and cash equivalents at the end of period	$697,806	$600,646	$441,850

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements

Note 1. Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2016, 2015 and 2014 correspond to fiscal 2017, 2016 and 2015 for AMERCO.

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

As promulgated by ASC 810, a VIE is not self-supportive due to having one or both of the following conditions: (i) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or (ii) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and is re-assessed on an on-going basis should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration under the provisions of ASC 810. After a triggering event occurs the most recent facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(ies) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

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

Property and Casualty Insurance includes Repwest and its wholly-owned subsidiaries and ARCOA Risk Retention Group (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove®, Safetow®, Safemove Plus®, Safestor® and Safestor Mobile® protection packages to U-Haul customers. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs. ARCOA is a group captive insurer owned by us and our wholly-owned subsidiaries whose purpose is to provide insurance products related to our moving and storage business.

Life Insurance includes Oxford and its wholly-owned subsidiaries. Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Note 3.  Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments include the principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, the recognition and measurement of impairments for investments accounted for under ASC 320 - Investments - Debt and Equity Securities and the recognition and measurement of income tax assets and liabilities. The actual results experienced by us may materially differ from management’s estimates.

Cash and Cash Equivalents

We consider cash equivalents to be highly liquid debt securities with insignificant interest rate risk with original maturities from the date of purchase of three months or less.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $100,000 CAD per account. At March 31, 2017 and March 31, 2016, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

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

Derivative Financial Instruments

Our objective for holding derivative financial instruments is to manage interest rate risk exposure primarily through entering interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a receiving floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement.  We do not enter into these instruments for trading purposes. Counterparties to the interest rate swap agreements are major financial institutions. In accordance with ASC 815 - Derivatives and Hedging, we recognize interest rate swap agreements on the balance sheet at fair value, which are classified as prepaid expenses (asset) or accrued expenses (liability). Derivatives that are not designated as cash flow hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a cash flow hedge, changes in its fair value will either be offset against the change in fair value of the hedged item through earnings or recorded in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 11, Derivatives, of the Notes to Consolidated Financial Statements.

Inventories, net

Inventories, net were as follows:

	March 31,
	2017	2016
	(In thousands)
Truck and trailer parts and accessories (a)	$71,918	$68,665
Hitches and towing components (b)	17,799	17,483
Moving supplies and propane (b)	9,112	8,668
Subtotal	98,829	94,816
Less: LIFO reserves	(14,340)	(13,463)
Less: excess and obsolete reserves	(2,050)	(1,597)
Total	$82,439	$79,756

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

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 94% and 97% of the total inventories for March 31, 2017 and 2016, respectively. Had we utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $14.3 million and $13.5 million higher at March 31, 2017 and 2016, respectively. In fiscal 2017, the negative effect on income due to liquidation of a portion of the LIFO inventory was $0.1 million.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Property, Plant and Equipment

Our Property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. We follow the deferral method of accounting based on ASC 908 - Airlines for major overhauls in which engine and transmission overhauls are capitalized and amortized over three years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. The net amount of (gains) or losses netted against depreciation expense were ($36.1) million, ($98.7) million and ($74.6) million during fiscal 2017, 2016 and 2015, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, we raised the value threshold before certain assets are capitalized within our depreciation policy. This change in threshold, results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had additional operating expenses of $23.9 million in fiscal 2017. This change in threshold is expected to benefit us through the immediate recognition of tax deductible costs.

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

Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors including, but not limited to, the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and the depreciation rates with respect to the vehicle. We typically sell our used vehicles at our sales centers throughout the United States and Canada, on our website at uhaul.com/trucksales or by phone at 1-866-404-0355. Additionally, we sell a large portion of our pickup and cargo van fleet at automobile dealer auctions.

In addition to our property, plant and equipment, we had real estate held for investment of $66.2 million and $34.4 million for fiscal 2017 and 2016, respectively and is included in Investments, other.

Receivables

Trade receivables include trade accounts from moving and self-storage customers and dealers, insurance premiums and amounts due from re-insurers, less management’s estimate of uncollectible accounts.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Policy Benefits and Losses, Claims and Loss Expenses Payable

Life Insurance’s liabilities for life insurance and certain annuity and health policies are established to meet the estimated future obligations of policies in force, and are based on mortality, morbidity and withdrawal assumptions from recognized actuarial tables which contain margins for adverse deviation. Liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of IBNR losses. Oxford’s liabilities for deferred annuity contracts consist of contract account balances that accrue to the benefit of the policyholders.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continued increases in claim costs, including medical inflation and new treatments and medications could lead to future adverse development resulting in additional reserve strengthening.  Conversely, settlement of existing claims or if injured workers return to work or expire prematurely, could lead to future positive development.

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to our rental equipment. The consolidated balance sheets include $399.2 million and $386.4 million of liabilities related to these programs as of March 31, 2017 and 2016, respectively. These liabilities are recorded in Policy benefits and losses, claims and loss expenses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

Additionally, as of March 31, 2017 and 2016, the consolidated balance sheets include liabilities of $13.7 million and $9.5 million, respectively, related to medical plan benefits we provide for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of IBNR claims. This liability is reported net of estimated recoveries from excess loss reinsurance policies with unaffiliated insurers of $0.1 million and $0.2 million as of March 31, 2017 and 2016, respectively. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

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

Advertising

All advertising costs are expensed as incurred. Advertising expense was $8.7 million, $9.6 million and $7.5 million in fiscal 2017, 2016 and 2015, respectively.

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

Starting in fiscal 2014, new annuity contract holders were provided with a sales inducement in the form of a premium bonus (the “Sales Inducement Asset”).  Sales inducements are recognized as an asset with a corresponding increase to the policyholder liability and are amortized in a similar manner to Deferred Acquisition Cost.  As of December 31, 2016 and 2015, the Sales Inducement Asset included with Deferred Acquisition Costs amounted to $23.0 million and $24.6 million, respectively on the consolidated balance sheet and amortization expense totaled $3.3 million $3.0 million and $2.4 million for the periods ended December 31, 2016, 2015 and 2014, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Environmental Costs

Liabilities are recorded when environmental assessments and remedial efforts, if applicable, are probable and the costs can be reasonably estimated. The amount of the liability is based on management’s best estimate of undiscounted future costs. Certain recoverable environmental costs related to the removal of underground storage tanks or related contamination are capitalized and amortized over the estimated useful lives of the properties. These costs are capitalized if they improve the safety or efficiency of the property or are incurred in preparing the property for sale.

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

Debt Issuance Costs

We defer costs directly associated with acquiring third-party financing. Debt issuance costs are deferred and amortized. Debt issuance costs related to our long-term debt are reflected as a direct deduction from the carrying amount of the debt in accordance with our adoption of Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. Please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The standard requires expanded disclosure surrounding revenue recognition. Early application is not permitted. The standard was initially to be effective for fiscal periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date, which delays the effective date of ASU 2014-09 by one year to fiscal periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and the effective date is the same as requirements in ASU 2015-14. We do not expect adoption of ASU 2014-09 to have a material effect on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for interim periods and annual period beginning after December 15, 2018; however, early adoption is permitted. We have determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities. We are still in the process of determining the impact on our consolidated financial statements. For the last ten years, we have reported a discounted estimate of the off-balance sheet lease obligations in our MD&A.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of ASU 2016-15 is for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which changes how companies that sponsor defined benefit pension plans present the related net periodic benefit cost in the income statement. The service cost component of the net periodic benefit cost will continue to be presented in the same income statement line items, however other components of the net periodic benefit cost will be presented as a component of other income and excluded from operating profit. ASU 2017-07 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debit Securities. These amendments shorten the amortization period for certain callable debit securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 20,226; 21,883; and 12,470 as of March 31, 2017, 2016, and 2015, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 5.  Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2017	2016
	(In thousands)
Reinsurance recoverable	$111,433	$115,653
Trade accounts receivable	41,062	34,350
Paid losses recoverable	544	1,697
Accrued investment income	20,145	18,722
Premiums and agents' balances	1,294	1,163
Independent dealer receivable	493	390
Other receivables	3,649	3,745
	178,620	175,720
Less: Allowance for doubtful accounts	(539)	(585)
	$178,081	$175,135

Note 6.  Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $16.8 million and $17.3 million at December 31, 2016 and 2015, respectively.

Available-for-Sale Investments

Available-for-sale investments at March 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$123,474	$2,892	$–	$(1,675)	$124,691
U.S. government agency mortgage-backed securities	27,908	1,070	(6)	(377)	28,595
Obligations of states and political subdivisions	159,417	9,466	(23)	(424)	168,436
Corporate securities	1,263,703	32,901	(5,731)	(13,837)	1,277,036
Mortgage-backed securities	26,577	515	–	(5)	27,087
Redeemable preferred stocks	13,789	168	–	(468)	13,489
Common stocks	15,732	8,728	(10)	(16)	24,434
	$1,630,600	$55,740	$(5,770)	$(16,802)	$1,663,768

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Available-for-sale investments at March 31, 2016 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$85,861	$3,791	$–	$(193)	$89,459
U.S. government agency mortgage-backed securities	21,845	1,596	(6)	(39)	23,396
Obligations of states and political subdivisions	166,725	10,660	(81)	(414)	176,890
Corporate securities	1,143,125	26,861	(8,013)	(28,181)	1,133,792
Mortgage-backed securities	24,991	475	–	(62)	25,404
Redeemable preferred stocks	17,977	556	–	(105)	18,428
Common stocks	15,983	7,822	(10)	(375)	23,420
	$1,476,507	$51,761	$(8,110)	$(29,369)	$1,490,789

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $190.2 million, $150.7 million and $109.1 million in fiscal 2017, 2016 and 2015, respectively. The gross realized gains on these sales totaled $5.1 million, $4.2 million and $4.6 million in fiscal 2017, 2016 and 2015, respectively. We realized gross losses on these sales of $2.2 million, $0.6 million and $0.7 million in fiscal 2017, 2016 and 2015, respectively.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. There were no write downs in fiscal 2017, 2016 and 2015.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive loss for fiscal 2017, 2016 or 2015.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	March 31, 2017		March 31, 2016
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$35,399	$35,795	$48,679	$49,146
Due after one year through five years	324,286	333,016	250,576	256,597
Due after five years through ten years	598,232	607,184	557,984	557,961
Due after ten years	616,585	622,763	560,317	559,833
	1,574,502	1,598,758	1,417,556	1,423,537

Mortgage backed securities	26,577	27,087	24,991	25,404
Redeemable preferred stocks	13,789	13,489	17,977	18,428
Equity securities	15,732	24,434	15,983	23,420
	$1,630,600	$1,663,768	$1,476,507	$1,490,789

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2017	2016
	(In thousands)
Mortgage loans, net	$262,875	$217,198
Short-term investments	15,149	34,798
Real estate	66,174	34,416
Policy loans	17,112	17,091
Other equity investments	6,520	8,318
	$367,830	$311,821

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses net of any unamortized premium or discount. The portfolio of mortgage loans is principally collateralized by self-storage facilities and commercial properties. The interest rate range on the mortgage loans is 4.3% to 6.9% with maturities between 2017 and 2036. The allowance for probable losses was $0.5 million and $0.4 million as of March 31, 2017 and 2016, respectively. The estimated fair value of these loans as of March 31, 2017 and 2016 approximated the carrying value. These loans represent first lien mortgages held by us.

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

Note 7.  Other Assets

Other assets were as follows:

	March 31,
	2017	2016
	(In thousands)
Deposits (debt-related)	$32,182	$30,660
Cash surrender value of life insurance policies	32,070	31,619
Deposits (real estate related)	47,302	9,244
Other	5,518	5,687
	$117,072	$77,210

Note 8. Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2017	2016	2015
	(In thousands)
Fixed maturities	$73,041	$63,453	$58,716
Real estate	5,189	3,775	2,669
Insurance policy loans	1,212	1,188	1,072
Mortgage loans	20,617	14,631	10,677
Short-term, amounts held by ceding reinsurers, net and other investments	1,157	208	2,724
Investment income	101,216	83,255	75,858
Less: investment expenses	(3,820)	(2,724)	(1,962)
Investment income - related party	4,880	6,086	10,832
Net investment and interest income	$102,276	$86,617	$84,728

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 9. Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2017 Rate (a)	Maturities	2017	2016
			(In thousands)
Real estate loan (amortizing term)	2.36% - 6.93%	2023	$169,289	$205,000
Senior mortgages	2.83% - 5.50%	2017 - 2038	1,292,160	1,103,897
Working capital loan (revolving credit)	2.48%	2018	85,000	–
Fleet loans (amortizing term)	1.95% - 4.76%	2017 - 2024	324,977	218,998
Fleet loan (securitization)	4.90%	2017	52,112	62,838
Fleet loans (revolving credit)	1.93% - 2.63%	2018 - 2021	417,000	347,000
Capital leases (rental equipment)	1.92% - 4.86%	2017 - 2024	876,828	672,825
Other obligations	3.00% - 8.00%	2017 - 2045	69,867	60,200
Notes, loans and leases payable			$3,287,233	$2,670,758
Less: Debt issuance costs			(24,353)	(23,362)
Total notes, loans and leases payable, net			$3,262,880	$2,647,396

(a) Interest rate as of March 31, 2017, taking into account the effect of applicable hedging instruments

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of March 31, 2017, the outstanding balance on the Real Estate Loan was $169.3 million. The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At March 31, 2017, the applicable LIBOR was 0.86% and the applicable margin was 1.50%, the sum of which was 2.36%, which was applied to $39.9 million of the Real Estate Loan. The rate of the remaining balance of $129.4 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The interest rate swap expires in August 2018, after which date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of March 31, 2017 were in the aggregate amount of $1,292.2 million and mature between 2017 and 2038. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.72% and 5.50%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Additionally, $157.3 million of these loans have variable interest rates comprised of applicable LIBOR base rates between 0.83% and 0.86% plus margins between 2.00% and 2.50%, the sums of which were between 2.83% and 3.36%. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $50.0 million. At March 31, 2017 the full $50.0 million was available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2018. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate is the applicable LIBOR plus a margin of 1.25%. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $85.0 million. At March 31, 2017, the outstanding balance was $85.0 million. This loan is secured by certain properties owned by the borrower. This loan agreement provides for term loans, subject to the terms of the loan agreement. The final maturity of the loan is November 2018. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreement, is the applicable LIBOR plus the applicable margin. At March 31, 2017, the applicable LIBOR was 0.98% and the margin was 1.50%, the sum of which was 2.48%. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The balance of the loans as of March 31, 2017 was $325.0 million with the final maturities between July 2017 and March 2024.

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At March 31, 2017, the applicable LIBOR was between 0.78% and 0.91% and applicable margins were between 1.72% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 4.76% based on current margins. Additionally, $257.5 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At March 31, 2017, the outstanding balance was $52.1 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $150 million, which can be increased to a maximum of $225 million. This loan matures in September 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At March 31, 2017, the applicable LIBOR was 0.78% and the margin was 1.15%, the sum of which was 1.93%. Only interest is paid on the loan until the last nine months when principal is due monthly. As of March 31, 2017, the outstanding balance was $142.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $100 million, which can be increased to a maximum of $215 million. This loan matures in March 2020. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At March 31, 2017, the applicable LIBOR was 0.78% and the margin was 1.15%, the sum of which was 1.93%. Only interest is paid on the loan until the last nine months when principal is due monthly. As of March 31, 2017, the outstanding balance was $140.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $50 million. The loan matures in May 2019. This agreement contains an option to extend the maturity through January 2020. The interest rate, per the provision of the Loan Agreement is the applicable LIBOR plus the applicable margin. At March 31, 2017, the applicable LIBOR was 0.78% and the margin was 1.85%, the sum of which was 2.63%. Only interest is paid during the first five years of the loan with principal due upon maturity. As of March 31, 2017, the outstanding balance was $25.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $150 million. The loan matures in November 2021. The interest rate, per the provision of the Loan Agreement is the applicable LIBOR plus the applicable margin. At March 31, 2017, the applicable LIBOR was 0.78% and the margin was 1.15%, the sum of which was 1.93%. Only interest is paid on the loan until the last nine months when principal is due monthly. As of March 31, 2017, the outstanding balance was $110.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between five and seven years. During fiscal 2017, we entered into $446.8 million of new capital leases. At March 31, 2017 and 2016, the balance of our capital leases was $876.8 million and $672.8 million, respectively. The net book value of the corresponding capitalized assets was $1,233.3 million and $900.6 million at March 31, 2017 and 2016, respectively.

Other Obligations

In February 2011, AMERCO and U.S. Bank, NA (the “Trustee”) entered into the U-Haul Investors Club® Indenture.  AMERCO and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes®”). The U-Notes® are secured by various types of collateral including rental equipment and real estate.  U-Notes® are issued in smaller series that vary as to principal amount, interest rate and maturity.  U-Notes® are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

At March 31, 2017, the aggregate outstanding principal balance of the U-Notes® issued was $74.3 million of which $4.4 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 3.00% and 8.00% and maturity dates range between 2017 and 2045.

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made a deposit with Oxford. As of December 31, 2016, the deposit balance was $30.0 million, for which Oxford pays a fixed interest rate of 0.57%, due on the maturity date of March 30, 2017. As of December 31, 2016, available-for-sale investments held with the FHLB totaled $92.0 million, of which $33.7 million was pledged as collateral to secure the outstanding deposit. On March 30, 2017, the deposit agreement was amended, the balance was increased to $45.0 million, the maturity was extended to September 29, 2017, and the interest rate was increased to 1.0%. In addition on this date, another deposit agreement for $15 million was entered into with a maturity of March 30, 2020 at an interest rate of 1.75%. The balances of these deposits are included within Liabilities from investment contracts on the consolidated balance sheet.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of March 31, 2017 for the next five years and thereafter are as follows:

	Years Ended March 31,
	2018	2019	2020	2021	2022	Thereafter
	(In thousands)
Notes, loans and leases payable, secured	$488,925	$540,437	$496,833	$239,707	$285,384	$1,235,947

Note 10. Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2017	2016	2015
	(In thousands)
Interest expense	$106,221	$85,404	$80,905
Capitalized interest	(4,863)	(3,623)	(1,204)
Amortization of transaction costs	3,445	3,235	3,495
Interest expense resulting from derivatives	8,603	12,699	14,329
Total interest expense	113,406	97,715	97,525
Write-off of transaction costs related to early extinguishment of debt	499	–	298
Fees on early extinguishment of debt	–	–	3,783
Fees and amortization on early extinguishment of debt	499	–	4,081
Total	$113,905	$97,715	$101,606

Interest paid in cash, including payments related to derivative contracts, amounted to $113.7 million, $95.1 million and $95.0 million for fiscal 2017, 2016 and 2015, respectively. In addition, during fiscal 2015, we paid $3.8 million of fees associated with the early extinguishment of debt.

Interest Rates

Interest rates and our revolving credit borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2017	2016	2015
	(In thousands, except interest rates)
Weighted average interest rate during the year	1.83%	1.67%	1.70%
Interest rate at year end	2.06%	1.82%	1.65%
Maximum amount outstanding during the year	$597,000	$347,000	$232,000
Average amount outstanding during the year	$477,888	$237,372	$187,004
Facility fees	$158	$201	$336

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

(a) forward swap
(b) operating lease

As of March 31, 2017, the total notional amount of our variable interest rate swaps on debt and an operating lease was $236.8 million and $7.8 million, respectively.

The derivative fair values reflected in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivative Fair Value as of
	March 31, 2017	March 31, 2016
	(In thousands)
Interest rate contracts designated as hedging instruments	$4,903	$14,845

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	Years Ended March 31,
	2017	2016	2015
	(In thousands)
Loss recognized in income on interest rate contracts	$8,603	$12,699	$14,329
Gain recognized in AOCI on interest rate contracts (effective portion)	$(9,916)	$(9,721)	$(8,203)
Loss reclassified from AOCI into income (effective portion)	$8,628	$12,616	$14,358
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(25)	$83	$(29)

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During fiscal 2017, we recognized an increase in the fair value of our cash flows hedges of $6.1 million, net of taxes.  Embedded in this change was $8.6 million of losses reclassified from accumulated other comprehensive income (loss) to interest expense during the year. At March 31, 2017, we expect to reclassify $4.6 million of net losses on interest rate contracts from accumulated other comprehensive income (loss) to earnings as interest expense over the next twelve months. Please see Note 3, Accounting Policies, in the Notes to Consolidated Financial Statements.

Note 12. Stockholders’ Equity

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

February 8, 2017	$1.00	February 23, 2017	March 9, 2017
October 5, 2016	1.00	October 20, 2016	November 3, 2016
March 15, 2016	1.00	April 5, 2016	April 21, 2016
August 28, 2015	3.00	September 16, 2015	October 2, 2015
June 4, 2015	1.00	June 19, 2015	July 1, 2015
February 4, 2015	1.00	March 6, 2015	March 17, 2015

On June 8, 2016, the stockholder’s approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of March 31, 2017, no awards had been issued under this plan.

Note 13.  Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2017	2016	2015
	(In thousands)
Pretax earnings:
U.S.	$609,589	$745,194	$541,371
Non-U.S.	18,769	23,717	20,047
Total pretax earnings	$628,358	$768,911	$561,418

Current provision (benefit)
Federal	$38,723	$118,974	$112,634
State	10,818	15,988	14,248
Non-U.S.	3,334	3,303	2,599
	52,875	138,265	129,481
Deferred provision (benefit)
Federal	160,527	125,950	67,306
State	15,210	12,561	5,256
Non-U.S.	1,322	3,134	2,634
	177,059	141,645	75,196

Provision for income tax expense	$229,934	$279,910	$204,677

Income taxes paid (net of income tax refunds received)	$36,880	$141,901	$195,072

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2017	2016	2015

Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefit	2.66%	2.34%	2.21%
Foreign rate differential	(0.31)%	(0.24)%	(0.32)%
Federal tax credits	(0.41)%	(0.19)%	(0.29)%
Dividend received deduction	(0.03)%	(0.02)%	(0.03)%
Other	(0.32)%	(0.49)%	(0.11)%
Actual tax expense of operations	36.59%	36.40%	36.46%

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$1,948	$1,462
Accrued expenses	168,331	185,088
Policy benefit and losses, claims and loss expenses payable, net	21,287	21,911
Unrealized losses	–	–
Total deferred tax assets	$191,566	$208,461

Deferred tax liabilities:
Property, plant and equipment	$986,334	$831,914
Deferred policy acquisition costs	20,901	20,557
Unrealized gains	19,140	9,593
Other	200	9
Total deferred tax liabilities	1,026,575	862,073
Net deferred tax liability	$835,009	$653,612

The net operating loss and credit carry-forwards in the above table are primarily attributable to $29.0 million of state net operating losses that will begin to expire March 31, 2018 if not utilized.

ASC 740 prescribes a minimum recognition and measurement methodology that a tax position is required to meet before being recognized in the financial statements. The total amount of unrecognized tax benefits at March 31, 2016 was $23.9 million. This entire amount of unrecognized tax benefits if resolved in our favor, would favorably impact our effective tax rate. During the current year we recorded tax expense (net of settlements), resulting from uncertain tax positions in the amount of $2.8 million. At March 31, 2017, the amount of unrecognized tax benefits and the amount that would favorably affect our effective tax rate was $26.7 million.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

	Unrecognized Tax Benefits
	March 31,
	2017	2016
	(In thousands)

Unrecognized tax benefits beginning balance	$23,912	$19,929
Additions based on tax positions related to the current year	2,964	4,313
Reductions for tax positions of prior years	(156)	(327)
Settlements	–	(3)
Unrecognized tax benefits ending balance	$26,720	$23,912

We recognize interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At March 31, 2016, the amount of interest and penalties accrued on unrecognized tax benefits was $5.9 million, net of tax. During the current year we recorded expense from interest and penalties in the amount of $0.8 million, net of tax. At March 31, 2017, the amount of interest and penalties accrued on unrecognized tax benefits was $6.7 million, net of tax.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, we are no longer subject to audit for years prior to the fiscal year ended March 31, 2014. No provision was made for U.S. taxes payable on undistributed foreign earnings since these amounts are permanently reinvested; the amount of this unrecognized deferred tax liability is not practical to determine at this time.

Note 14.  Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the United States and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2017, 2016 or 2015.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor a leveraged ESOP that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. ESOP shares are committed to be released monthly and ESOP compensation expense is recorded based on the current market price at the end of the month. These shares then become outstanding for the earnings per share computations. ESOP compensation expense was $10.7 million, $11.6 million and $6.9 million for fiscal 2017, 2016 and 2015, respectively. Listed below is a summary of these financing arrangements as of fiscal year-end:

	Outstanding as of	Interest Payments
Financing Date	March 31, 2017	2017	2016	2015
	(In thousands)
June, 1991	$31	$2	$10	$48
July, 2009	775	36	33	31
February, 2016	5,245	–	–	–

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Leveraged contributions to the Plan Trust during fiscal 2017, 2016 and 2015 were $0.2 million, $0.4 million and $1.0 million, respectively. In fiscal 2017, 2016 and 2015, the Company made non-leveraged contributions of $11.0 million, $4.0 and $8.0 million, respectively to the Plan Trust. In fiscal 2017, $0.1 million of dividends from unallocated shares were applied to debt.

Shares held by the Plan were as follows:

	Years Ended March 31,
	2017	2016
	(In thousands)
Allocated shares	1,160	1,203
Unreleased shares - leveraged	21	22
Fair value of unreleased shares - leveraged	$8,127	$8,072
Unreleased shares - non-leveraged	9	8
Fair value of unreleased shares - non-leveraged	$3,539	$2,756

The fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2017 and March 31, 2016, respectively.

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

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2017	2016	2015
	(In thousands)
Service cost for benefits earned during the period	$1,026	$961	$827
Interest cost on accumulated postretirement benefit	814	752	720
Other components	88	35	14
Net periodic postretirement benefit cost	$1,928	$1,748	$1,561

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The fiscal 2017 and fiscal 2016 post retirement benefit liability included the following components:

	Years Ended March 31,
	2017	2016
	(In thousands)
Beginning of year	$20,791	$18,554
Service cost for benefits earned during the period	1,026	961
Interest cost on accumulated post retirement benefit	814	752
Net benefit payments and expense	(443)	(541)
Actuarial loss	59	1,065
Accumulated postretirement benefit obligation	22,247	20,791

Current liabilities	737	658
Non-current liabilities	21,510	20,133

Total post retirement benefit liability recognized in statement of financial position	22,247	20,791
Components included in accumulated other comprehensive income (loss):
Unrecognized net loss	(2,817)	(2,847)
Cumulative net periodic benefit cost (in excess of employer contribution)	$19,430	$17,944

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2017	2016	2015
	(In percentages)
Accumulated postretirement benefit obligation	3.94%	3.89%	3.99%

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Net periodic post retirement benefit cost above includes the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2017 was 7.1% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2038. The assumed health care cost trend rate used to measure the accumulated post retirement benefit obligation as of the end of fiscal 2016 (and used to measure the fiscal 2017 net periodic benefit cost) was 7.3% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2029.

If the estimated health care cost trend rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by $266,574 and the total of the service cost and interest cost components would increase by $23,834. A decrease in the estimated health care cost trend rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $300,642 and the total of the service cost and interest cost components would decrease by $27,302.

Post employment benefits provided by us, other than upon retirement, are not material.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2018	$737
2019	871
2020	1,033
2021	1,208
2022	1,422
2023 through 2027	9,936
Total	$15,207

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

Assets and liabilities are recorded at fair value on the consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820, Fair Value Measurements and Disclosures, requires that financial assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheet at March 31, 2017 and 2016, that are subject to ASC 820 and the valuation approach applied to each of these items.

Year Ended March 31, 2017	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$521,911	$521,710	$201	$–
Fixed maturities - available for sale	1,625,845	6,491	1,619,024	330
Preferred stock	13,489	13,489	–	–
Common stock	24,434	24,434	–	–
Derivatives	4,260	4,260	–	–
Total	$2,189,939	$570,384	$1,619,225	$330

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	4,903	–	4,903	–
Total	$4,903	$–	$4,903	$–

Year Ended March 31, 2016	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$499,491	$499,491	$–	$–
Fixed maturities - available for sale	1,448,941	96,328	1,352,275	338
Preferred stock	18,428	18,428	–	–
Common stock	23,420	23,420	–	–
Derivatives	3,344	3,344	–	–
Total	$1,993,624	$641,011	$1,352,275	$338

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	14,845	–	14,845	–
Total	$14,845	$–	$14,845	$–

In light of our definition of an active market, we reclassified $86.3 million and $1,079.0 million of fixed maturities – available for sale from Level 1 to Level 2 due to a review of their trading activity for fiscal 2017 and 2016, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The following tables represent the fair value measurements for our assets at March 31, 2017 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(In thousands)
Balance at March 31, 2015	$1,004

Fixed Maturities - Asset Backed Securities - redeemed	(753)
Fixed Maturities - Asset Backed Securities - net gain (realized)	34
Fixed Maturities - Asset Backed Securities - net gain (unrealized)	53
Balance at March 31, 2016	$338

Fixed Maturities - Asset Backed Securities - redeemed	(12)
Fixed Maturities - Asset Backed Securities - net gain (unrealized)	4
Balance at March 31, 2017	$330

Note 16.  Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $110,000.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2016
Life insurance in force	$937,779	$249	$915,769	$1,853,299	49%
Premiums earned:
Life	$50,251	$–	$10,626	$60,877	17%
Accident and health	99,450	310	2,263	101,403	2%
Annuity	505	–	794	1,299	61%
Property and casualty	52,329	–	5	52,334	0%
Total	$202,535	$310	$13,688	$215,913

Year ended December 31, 2015
Life insurance in force	$927,647	$397	$949,413	$1,876,663	51%
Premiums earned:
Life	$49,126	$8	$11,310	$60,428	19%
Accident and health	99,354	312	2,545	101,587	3%
Annuity	392	–	255	647	39%
Property and casualty	50,012	–	8	50,020	0%
Total	$198,884	$320	$14,118	$212,682

Year ended December 31, 2014
Life insurance in force	$905,987	$402	$990,406	$1,895,991	52%
Premiums earned:
Life	$47,298	$–	$12,337	$59,635	21%
Accident and health	93,319	345	2,796	95,770	3%
Annuity	386	–	312	698	45%
Property and casualty	46,417	–	39	46,456	0%
Total	$187,420	$345	$15,484	$202,559

(a)  Balances are reported net of inter-segment transactions.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Repwest holds letters of credit as of December 31, 2016 in the amount of $0.1 million from re-insurers and has issued letters of credit in the amount of $1.9 million in favor of certain ceding companies.

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	December 31,
	2016	2015
	(In thousands)
Unpaid losses and loss adjustment expense	$244,400	$251,964
Reinsurance losses payable	580	855
Total	$244,980	$252,819

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

	December 31,
	2016	2015	2014
	(In thousands)
Balance at January 1	$251,964	$271,609	$295,126
Less: reinsurance recoverable	107,311	120,894	136,535
Net balance at January 1	144,653	150,715	158,591
Incurred related to:
Current year	13,297	11,713	11,690
Prior years	107	585	(694)
Total incurred	13,404	12,298	10,996
Paid related to:
Current year	7,777	7,007	6,155
Prior years	9,832	11,353	12,717
Total paid	17,609	18,360	18,872
Net balance at December 31	140,448	144,653	150,715
Plus: reinsurance recoverable	103,952	107,311	120,894
Balance at December 31	$244,400	$251,964	$271,609

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $104.0 million) decreased by $4.2 million in 2016.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The information about property and casualty incurred and paid loss and loss adjustment expense development for the years end December 31, 2012 through 2015, and the average annual percentage payout of incurred claims by age as of December 31, 2016, is presented as supplementary information. Claims data for 2012 through 2015 is unaudtied.

						As of
						December 31, 2016
						Total of
						Incurred-but-
						Not-Reported
						Liabilities Plus
						Expected	Cumulative
						Development	Number of
Accident						on Reported	Reported
Year	2012	2013	2014	2015	2016	Claims	Claims
	(In thousands, except claim counts)
2012	$8,971	$8,903	$8,831	$8,788	$8,753	$2	6,888
2013		9,861	9,853	9,914	9,741	100	7,640
2014			11,691	10,907	10,720	338	9,696
2015				12,214	12,459	1,779	10,700
2016					13,297	3,486	10,932
					Total	5,705

The following table presents paid claims development as of December 31, 2016, net of reinsurance. Claims data for 2012 through 2015 are unaudited.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	(In thousands)
Accident
Year	2012	2013	2014	2015	2016
2012	$4,415	$6,345	$8,179	$8,410	$8,734
2013		5,227	7,608	8,718	9,462
2014			6,154	8,087	9,270
2015				7,509	9,601
2016					7,777
				Total	44,844
	All outstanding liabilities before 2012, net of reinsurance				130,323
Liabilities for claims and claim adjustment expenses, net of reinsurance					140,448

The reconciliation of the net incurred and paid claims development tables for the liability for claims and claims adjustment expenses is as follows:

December 31, 2016
(In thousands)
Liabilities for unpaid Property and Casualty claims
and claim adjustment expenses, net of reinsurance	$140,448

Total reinsurance recoverable on unpaid
Property and Casualty claims	$103,952

Total gross liability for unpaid Property and Casualty
claims and claim adjustment expense	$244,400

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The following is supplementary information about average historical claims duration as of December 31, 2016.

Average Annual Percentage Payout of Incurred Claims by Age, net of Reinsurance
Years	1	2	3	4	5

Property and Casualty Insurance	56.1%	20.3%	14.5%	5.1%	3.7%

Note 17.  Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of March 31, 2017, we have guaranteed $16.5 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Lease expenses were as follows:

	Years Ended March 31,
	2017	2016	2015
	(In thousands)
Lease expense	$37,343	$49,780	$79,798

Operating lease commitments and a ground lease commitment for leases having terms of more than one year were as follows:

	Property, Plant and Equipment		Rental Equipment
	Ground	Operating	Operating	Total
	(In thousands)
Year-ended March 31:
2018	$957	$15,214	$10,967	$27,138
2019	991	13,923	9,040	23,954
2020	1,024	14,854	1,308	17,186
2021	1,024	14,966	–	15,990
2022	1,030	14,814	–	15,844
Thereafter	46,911	34,350	–	81,261
Total	$51,937	$108,121	$21,315	$181,373

Note 18.  Contingencies

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

Note 19.  Related Party Transactions

As set forth in the Company’s Audit Committee Charter and consistent with NASDAQ Listing Rules, our Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance to GAAP. Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. Our internal processes are designed to ensure that our legal and finance departments identify and monitor potential related party transactions that may require disclosure and Audit Committee oversight.

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

Related Party Revenues

	Years Ended March 31,
	2017	2016	2015
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$4,880	$4,960	$5,914
U-Haul interest income revenue from Private Mini	–	1,126	4,918
U-Haul management fee revenue from SAC Holdings	19,635	18,657	18,472
U-Haul management fee revenue from Private Mini	3,495	3,330	2,614
U-Haul management fee revenue from Mercury	5,945	4,546	4,255
	$33,955	$32,619	$36,173

During fiscal 2017, a subsidiary of ours held a junior unsecured note of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Willow Grove Holdings LP, which is owned by Mark V. Shoen (a significant shareholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen.  We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $4.5 million, $4.6 million and $5.7 million, from SAC Holdings during fiscal 2017, 2016 and 2015, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2017 was $49.3 million and the aggregate notes receivable balance at March 31, 2017 was $48.1 million. In accordance with the terms of this note, SAC Holdings may prepay the note without penalty or premium at any time. The scheduled maturity of this note is 2017.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $27.8 million, $27.1 million and $25.8 million from the above mentioned entities during fiscal 2017, 2016 and 2015, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder), and a trust benefitting the children and a grandchild of Edward J. Shoen.

Related Party Costs and Expenses

	Years Ended March 31,
	2017	2016	2015
	(In thousands)
U-Haul lease expenses to SAC Holdings	$2,740	$2,648	$2,618
U-Haul commission expenses to SAC Holdings	53,334	51,036	48,833
U-Haul commission expenses to Private Mini	3,779	3,684	3,258
	$59,853	$57,368	$54,709

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At March 31, 2017, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and notes with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $28.0 million, expenses of $2.7 million and cash flows of $26.1 million during fiscal 2017. Revenues and commission expenses related to the Dealer Agreements were $265.1 million and $57.1 million, respectively for fiscal 2017.

Pursuant to the variable interest entity model under ASC 810 – Consolidation (“ASC 810”), Management determined that the junior note of SAC Holdings as well as the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represent potential variable interests for us. Management evaluated whether it should be identified as the primary beneficiary of one or more of these VIEs using a two-step approach in which management (i) identified all other parties that hold interests in the VIEs, and (ii) determined if any variable interest holder has the power to direct the activities of the VIEs that most significantly impact their economic performance.

Management determined that they do not have a variable interest in the holding entities SAC Holding II Corporation, Private Mini, Mercury, 4 SAC, 5 SAC, or Galaxy based upon management agreements which are with the individual operating entities or through the issuance of junior debt; therefore, we are precluded from consolidating these entities.

We have junior debt with the holding entity SAC Holdings which represents a variable interest in the entity. Though we have certain protective rights within this debt agreement, we have no present influence or control over this holding entity unless the protective rights become exercisable, which management considers unlikely based on their payment history. As a result, we have no basis under ASC 810 to consolidate this entity.

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

We have not provided financial or other support explicitly or implicitly during the fiscal years ended March 31, 2017 and 2016, respectively to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	March 31,
	2017	2016
	(In thousands)
U-Haul note receivable from SAC Holdings	$48,098	$49,322
U-Haul interest receivable from SAC Holdings	5,397	4,970
U-Haul receivable from SAC Holdings	23,202	23,127
U-Haul receivable from Mercury	9,195	8,016
Other (a)	276	299
	$86,168	$85,734

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

Note 20.  Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the States of Arizona and Nevada require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income (loss) and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Repwest:
Audited statutory net income	$19,580	$22,308	$21,287
Audited statutory capital and surplus	176,009	158,376	155,835
ARCOA:
Audited statutory net income	1,451	1,391	1,358
Audited statutory capital and surplus	6,798	5,386	4,175
Oxford:
Audited statutory net income	17,473	12,150	12,115
Audited statutory capital and surplus	189,279	172,282	158,512
CFLIC:
Audited statutory net income	8,139	9,217	9,157
Audited statutory capital and surplus	28,011	28,892	28,551
NAI:
Audited statutory net income	1,039	1,161	886
Audited statutory capital and surplus	12,691	12,685	11,589

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest at December 31, 2016 that could be distributed as ordinary dividends was $17.6 million. The statutory surplus for Oxford at December 31, 2016 that could be distributed as ordinary dividends was $18.6 million. Oxford did not pay a dividend to AMERCO in fiscal 2017, 2016 or 2015. After receiving approval from the Arizona Department of Insurance, Repwest paid a $19.6 million non-cash dividend to AMERCO in fiscal 2016, but did not pay a dividend in fiscal 2017 or 2015.

Note 21.  Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2017
Total revenues	$3,271,563	$150,204	$3,421,767
Depreciation and amortization, net of (gains) losses on disposal	466,378	5,275	471,653
Interest expense	112,834	572	113,406
Pretax earnings	609,589	18,769	628,358
Income tax expense	225,278	4,656	229,934
Identifiable assets	9,030,528	375,312	9,405,840

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2016
Total revenues	$3,129,909	$145,559	$3,275,468
Depreciation and amortization, net of (gains) losses on disposal	313,099	863	313,962
Interest expense	97,551	164	97,715
Pretax earnings	745,194	23,717	768,911
Income tax expense	273,473	6,437	279,910
Identifiable assets	7,859,928	249,360	8,109,288

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2015
Total revenues	$2,916,027	$158,504	$3,074,531
Depreciation and amortization, net of (gains) losses on disposal	292,345	5,481	297,826
Interest expense	96,979	546	97,525
Pretax earnings	541,371	20,047	561,418
Income tax expense	199,444	5,233	204,677
Identifiable assets	6,668,997	186,603	6,855,600

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

Note 21A. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of March 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$671,665	$12,725	$13,416	$–		$697,806
Reinsurance recoverables and trade receivables, net	41,234	107,757	29,090	–		178,081
Inventories, net	82,439	–	–	–		82,439
Prepaid expenses	124,728	–	–	–		124,728
Investments, fixed maturities and marketable equities	–	248,816	1,414,952	–		1,663,768
Investments, other	35,342	63,086	269,402	–		367,830
Deferred policy acquisition costs, net	–	–	130,213	–		130,213
Other assets	112,744	1,922	2,406	–		117,072
Related party assets	88,829	11,496	18,465	(32,622)	(c)	86,168
	1,156,981	445,802	1,877,944	(32,622)		3,448,105

Investment in subsidiaries	477,058	–	–	(477,058)	(b)	–

Property, plant and equipment, at cost:
Land	640,938	–	–	–		640,938
Buildings and improvements	2,606,537	–	–	–		2,606,537
Furniture and equipment	510,415	–	–	–		510,415
Rental trailers and other rental equipment	492,280	–	–	–		492,280
Rental trucks	4,091,598	–	–	–		4,091,598
	8,341,768	–	–	–		8,341,768
Less: Accumulated depreciation	(2,384,033)	–	–	–		(2,384,033)
Total property, plant and equipment	5,957,735	–	–	–		5,957,735
Total assets	$7,591,774	$445,802	$1,877,944	$(509,680)		$9,405,840

(a) Balances as of December 31, 2016
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$441,667	$1,926	$6,948	$–		$450,541
Notes, loans and leases payable, net	3,262,880	–	–	–		3,262,880
Policy benefits and losses, claims and loss expenses payable	399,181	244,980	442,161	–		1,086,322
Liabilities from investment contracts	–	–	1,112,498	–		1,112,498
Other policyholders' funds and liabilities	–	4,184	5,966	–		10,150
Deferred income	28,696	–	–	–		28,696
Deferred income taxes	809,566	11,243	14,200	–		835,009
Related party liabilities	30,040	2,539	43	(32,622)	(c)	–
Total liabilities	4,972,030	264,872	1,581,816	(32,622)		6,786,096

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	452,382	91,120	26,271	(117,601)	(b)	452,172
Accumulated other comprehensive income (loss)	(51,236)	6,166	16,933	(23,099)	(b)	(51,236)
Retained earnings	2,892,683	80,343	250,424	(330,557)	(b)	2,892,893
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(6,932)	–	–	–		(6,932)
Total stockholders' equity	2,619,744	180,930	296,128	(477,058)		2,619,744
Total liabilities and stockholders' equity	$7,591,774	$445,802	$1,877,944	$(509,680)		$9,405,840

(a) Balances as of December 31, 2016
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$585,666	$14,049	$931	$–		$600,646
Reinsurance recoverables and trade receivables, net	34,451	111,978	28,706	–		175,135
Inventories, net	79,756	–	–	–		79,756
Prepaid expenses	134,300	–	–	–		134,300
Investments, fixed maturities and marketable equities	–	238,570	1,252,219	–		1,490,789
Investments, other	21,431	47,374	243,016	–		311,821
Deferred policy acquisition costs, net	–	–	136,386	–		136,386
Other assets	71,719	3,088	2,403	–		77,210
Related party assets	88,022	12,465	18,688	(33,441)	(c)	85,734
	1,015,345	427,524	1,682,349	(33,441)		3,091,777

Investment in subsidiaries	432,277	–	–	(432,277)	(b)	–

Property, plant and equipment, at cost:
Land	587,347	–	–	–		587,347
Buildings and improvements	2,187,400	–	–	–		2,187,400
Furniture and equipment	399,943	–	–	–		399,943
Rental trailers and other rental equipment	462,379	–	–	–		462,379
Rental trucks	3,514,175	–	–	–		3,514,175
	7,151,244	–	–	–		7,151,244
Less: Accumulated depreciation	(2,133,733)	–	–	–		(2,133,733)
Total property, plant and equipment	5,017,511	–	–	–		5,017,511
Total assets	$6,465,133	$427,524	$1,682,349	$(465,718)		$8,109,288

(a) Balances as of December 31, 2015
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$492,907	$1,535	$8,096	$–		$502,538
Notes, loans and leases payable, net	2,647,396	–	–	–		2,647,396
Policy benefits and losses, claims and loss expenses payable	386,366	252,819	432,227	–		1,071,412
Liabilities from investment contracts	–	–	951,490	–		951,490
Other policyholders' funds and liabilities	–	3,017	5,633	–		8,650
Deferred income	22,784	–	–	–		22,784
Deferred income taxes	633,061	7,526	13,025	–		653,612
Related party liabilities	31,213	2,067	161	(33,441)	(c)	–
Total liabilities	4,213,727	266,964	1,410,632	(33,441)		5,857,882

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	451,839	91,120	26,271	(117,601)	(b)	451,629
Accumulated other comprehensive income (loss)	(60,525)	3,611	10,504	(14,115)	(b)	(60,525)
Retained earnings (deficit)	2,533,431	62,528	232,442	(294,760)	(b)	2,533,641
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(6,186)	–	–	–		(6,186)
Total stockholders' equity (deficit)	$2,251,406	160,560	271,717	(432,277)		2,251,406
Total liabilities and stockholders' equity	6,465,133	$427,524	$1,682,349	$(465,718)		$8,109,288

(a) Balances as of December 31, 2015
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,366,526	$–	$–	$(3,693)	(c)	$2,362,833
Self-storage revenues	286,886	–	–	–		286,886
Self-moving & self-storage products & service sales	253,073	–	–	–		253,073
Property management fees	29,075	–	–	–		29,075
Life insurance premiums	–	–	163,579	–		163,579
Property and casualty insurance premiums	–	52,334	–	–		52,334
Net investment and interest income	9,688	16,652	77,540	(1,604)	(b)	102,276
Other revenue	167,752	–	4,480	(521)	(b)	171,711
Total revenues	3,113,000	68,986	245,599	(5,818)		3,421,767

Costs and expenses:
Operating expenses	1,521,408	28,421	22,429	(4,175)	(b,c)	1,568,083
Commission expenses	267,230	–	–	–		267,230
Cost of sales	152,485	–	–	–		152,485
Benefits and losses	–	13,404	169,306	–		182,710
Amortization of deferred policy acquisition costs	–	–	26,218	–		26,218
Lease expense	37,529	–	–	(186)	(b)	37,343
Depreciation, net of (gains) losses on disposals	445,435	–	–	–		445,435
Total costs and expenses	2,424,087	41,825	217,953	(4,361)		2,679,504

Earnings from operations before equity in earnings of subsidiaries	688,913	27,161	27,646	(1,457)		742,263

Equity in earnings of subsidiaries	35,797	–	–	(35,797)	(d)	–

Earnings from operations	724,710	27,161	27,646	(37,254)		742,263
Interest expense	(114,863)	–	–	1,457	(b)	(113,406)
Fees and amortization on early extinguished of debt	(499)	–	–	–		(499)
Pretax earnings	609,348	27,161	27,646	(35,797)		628,358
Income tax expense	(210,924)	(9,346)	(9,664)	–		(229,934)
Earnings available to common shareholders	$398,424	$17,815	$17,982	$(35,797)		$398,424

(a) Balances for the year ended December 31, 2016
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,301,586	$–	$–	$(3,606)	(c)	$2,297,980
Self-storage revenues	247,944	–	–	–		247,944
Self-moving & self-storage products & service sales	251,541	–	–	–		251,541
Property management fees	26,533	–	–	–		26,533
Life insurance premiums	–	–	162,662	–		162,662
Property and casualty insurance premiums	–	50,020	–	–		50,020
Net investment and interest income	8,801	14,783	63,999	(966)	(b)	86,617
Other revenue	148,099	–	4,559	(487)	(b)	152,171
Total revenues	2,984,504	64,803	231,220	(5,059)		3,275,468

Costs and expenses:
Operating expenses	1,423,107	27,958	23,037	(4,055)	(b,c)	1,470,047
Commission expenses	262,627	–	–	–		262,627
Cost of sales	144,990	–	–	–		144,990
Benefits and losses	–	12,298	155,138	–		167,436
Amortization of deferred policy acquisition costs	–	–	23,272	–		23,272
Lease expense	49,966	–	–	(186)	(b)	49,780
Depreciation, net of (gains) losses on disposals	290,690	–	–	–		290,690
Total costs and expenses	2,171,380	40,256	201,447	(4,241)		2,408,842

Earnings from operations before equity in earnings of subsidiaries	813,124	24,547	29,773	(818)		866,626

Equity in earnings of subsidiaries	35,522	–	–	(35,522)	(d)	–

Earnings from operations	848,646	24,547	29,773	(36,340)		866,626
Interest expense	(98,533)	–	–	818	(b)	(97,715)
Pretax earnings	750,113	24,547	29,773	(35,522)		768,911
Income tax expense	(261,112)	(8,379)	(10,419)	–		(279,910)
Earnings available to common shareholders	$489,001	$16,168	$19,354	$(35,522)		$489,001

(a) Balances for the year ended December 31, 2015
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,149,986	$–	$–	$(3,595)	(c)	$2,146,391
Self-storage revenues	211,136	–	–	–		211,136
Self-moving & self-storage products & service sales	244,177	–	–	–		244,177
Property management fees	25,341	–	–	–		25,341
Life insurance premiums	–	–	156,103	–		156,103
Property and casualty insurance premiums	–	46,456	–	–		46,456
Net investment and interest income	13,644	12,819	59,051	(786)	(b)	84,728
Other revenue	156,154	–	4,502	(457)	(b)	160,199
Total revenues	2,800,438	59,275	219,656	(4,838)		3,074,531

Costs and expenses:
Operating expenses	1,436,145	24,802	22,476	(4,014)	(b,c)	1,479,409
Commission expenses	249,642	–	–	–		249,642
Cost of sales	146,072	–	–	–		146,072
Benefits and losses	–	10,996	147,764	–		158,760
Amortization of deferred policy acquisition costs	–	–	19,661	–		19,661
Lease expense	79,984	–	–	(186)	(b)	79,798
Depreciation, net of (gains) losses on disposals	278,165	–	–	–		278,165
Total costs and expenses	2,190,008	35,798	189,901	(4,200)		2,411,507

Earnings from operations before equity in earnings of subsidiaries	610,430	23,477	29,755	(638)		663,024

Equity in earnings of subsidiaries	34,783	–	–	(34,783)	(d)	–

Earnings from operations	645,213	23,477	29,755	(35,421)		663,024
Interest expense	(98,163)	–	–	638	(b)	(97,525)
Fees and amortization on early extinguished of debt	(4,081)	–	–	–		(4,081)
Pretax earnings	542,969	23,477	29,755	(34,783)		561,418
Income tax expense	(186,228)	(8,060)	(10,389)	–		(204,677)
Earnings available to common shareholders	$356,741	$15,417	$19,366	$(34,783)		$356,741

(a) Balances for the year ended December 31, 2014
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2017, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$398,424	$17,815	$17,982	$(35,797)	$398,424
Earnings from consolidated subsidiaries	(35,797)	–	–	35,797	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	481,520	–	–	–	481,520
Amortization of deferred policy acquisition costs	–	–	26,218	–	26,218
Amortization of debt issuance costs	4,062	–	–	–	4,062
Interest credited to policyholders	–	–	25,020	–	25,020
Change in allowance for losses on trade receivables	31	–	(77)	–	(46)
Change in allowance for inventory reserve	1,330	–	–	–	1,330
Net gain on sale of real and personal property	(36,085)	–	–	–	(36,085)
Net gain on sale of investments	–	(2,636)	(2,648)	–	(5,284)
Deferred income taxes	173,059	2,340	(2,287)	–	173,112
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(6,806)	4,221	(305)	–	(2,890)
Inventories	(4,072)	–	–	–	(4,072)
Prepaid expenses	9,386	–	–	–	9,386
Capitalization of deferred policy acquisition costs	–	–	(27,111)	–	(27,111)
Other assets	(41,885)	1,341	(2)	–	(40,546)
Related party assets	(872)	1,215	–	–	343
Accounts payable and accrued expenses	(14,793)	392	9,345	–	(5,056)
Policy benefits and losses, claims and loss expenses payable	13,283	(7,838)	9,933	–	15,378
Other policyholders' funds and liabilities	–	1,167	332	–	1,499
Deferred income	5,921	–	–	–	5,921
Related party liabilities	(1,170)	226	(118)	–	(1,062)
Net cash provided (used) by operating activities	945,536	18,243	56,282	–	1,020,061

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,419,505)	–	–	–	(1,419,505)
Short term investments	–	(77,693)	(558,154)	–	(635,847)
Fixed maturities investments	–	(42,628)	(312,473)	–	(355,101)
Equity securities	–	–	(489)	–	(489)
Real estate	(19,406)	(4,648)	(8,753)	–	(32,807)
Mortgage loans	–	(21,021)	(133,289)	–	(154,310)
Proceeds from sales and paydowns of:
Property, plant and equipment	487,475	–	–	–	487,475
Short term investments	–	80,225	575,501	–	655,726
Fixed maturities investments	–	32,127	158,451	–	190,578
Preferred stock	–	4,181	–	–	4,181
Real estate	6,275	–	2,478	–	8,753
Mortgage loans	–	9,890	96,942	–	106,832
Net cash provided (used) by investing activities	(945,161)	(19,567)	(179,786)	–	(1,144,514)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2016

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2017, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	715,625	–	27,000	–	742,625
Principal repayments on credit facilities	(340,844)	–	(27,000)	–	(367,844)
Payment of debt issuance costs	(5,055)	–	–	–	(5,055)
Capital lease payments	(212,545)	–	–	–	(212,545)
Employee Stock Ownership Plan Shares	(11,106)	–	–	–	(11,106)
Securitization deposits	446	–	–	–	446
Common stock dividends paid	(58,757)	–	–	–	(58,757)
Investment contract deposits	–	–	285,148	–	285,148
Investment contract withdrawals	–	–	(149,159)	–	(149,159)
Net cash provided (used) by financing activities	87,764	–	135,989	–	223,753

Effects of exchange rate on cash	(2,140)	–	–	–	(2,140)

Decrease in cash and cash equivalents	85,999	(1,324)	12,485	–	97,160
Cash and cash equivalents at beginning of period	585,666	14,049	931	–	600,646
Cash and cash equivalents at end of period	$671,665	$12,725	$13,416	$–	$697,806
	(page 2 of 2)
(a) Balance for the period ended December 31, 2016

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2016, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$489,001	$16,168	$19,354	$(35,522)		$489,001
Earnings from consolidated subsidiaries	(35,522)	–	–	35,522		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	389,393	–	–	–		389,393
Amortization of deferred policy acquisition costs	–	–	23,272	–		23,272
Amortization of debt issuance costs	3,419	–	–	–		3,419
Interest credited to policyholders	–	–	20,465	–		20,465
Change in allowance for losses on trade receivables	7	–	(212)	–		(205)
Change in allowance for inventory reserve	(1,343)	–	–	–		(1,343)
Net gain on sale of real and personal property	(98,703)	–	–	–		(98,703)
Net gain on sale of investments	–	(1,317)	(3,174)	–		(4,491)
Deferred income taxes	124,838	9,311	3,926	–		138,075
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(2,169)	13,528	3,406	–		14,765
Inventories	(9,009)	–	–	–		(9,009)
Prepaid expenses	(10,338)	–	–	–		(10,338)
Capitalization of deferred policy acquisition costs	–	–	(32,590)	–		(32,590)
Other assets	12,812	(1,050)	141	–		11,903
Related party assets	55,962	682	(18,075)	18,075	(b)	56,644
Accounts payable and accrued expenses	26,018	1,533	9,761	–		37,312
Policy benefits and losses, claims and loss expenses payable	23,215	(18,925)	5,336	–		9,626
Other policyholders' funds and liabilities	–	(1,056)	707	–		(349)
Deferred income	4,757	–	–	–		4,757
Related party liabilities	17,296	115	48	(18,075)	(b)	(616)
Net cash provided (used) by operating activities	989,634	18,989	32,365	–		1,040,988

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,509,154)	–	–	–		(1,509,154)
Short term investments	–	(44,735)	(471,164)	–		(515,899)
Fixed maturities investments	–	(45,048)	(353,939)	–		(398,987)
Equity securities	–	–	(1,315)	–		(1,315)
Preferred stock	–	(1,005)	–	–		(1,005)
Real estate	(15,384)	(36)	(39)	–		(15,459)
Mortgage loans	–	(1,800)	(85,404)	–		(87,204)
Proceeds from sales and paydowns of:
Property, plant and equipment	539,256	–	–	–		539,256
Short term investments	–	44,756	483,424	–		528,180
Fixed maturities investments	–	26,193	128,343	–		154,536
Equity securities	–	1,236	808	–		2,044
Preferred stock	–	1,126	–	–		1,126
Real estate	21,589	–	–	–		21,589
Mortgage loans	–	5,878	21,090	–		26,968
Net cash provided (used) by investing activities	(963,693)	(13,435)	(278,196)	–		(1,255,324)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2015
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2016, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	790,972	–	47,000	–	837,972
Principal repayments on credit facilities	(381,403)	–	(47,000)	–	(428,403)
Payment of debt issuance costs	(10,184)	–	–	–	(10,184)
Capital lease payments	(168,661)	–	–	–	(168,661)
Employee Stock Ownership Plan Shares	(9,302)	–	–	–	(9,302)
Securitization deposits	544	–	–	–	544
Common stock dividends paid	(78,374)	–	–	–	(78,374)
Investment contract deposits	–	–	358,237	–	358,237
Investment contract withdrawals	–	–	(112,957)	–	(112,957)
Net cash provided (used) by financing activities	143,592	–	245,280	–	388,872

Effects of exchange rate on cash	(15,740)	–	–	–	(15,740)

Increase (decrease) in cash and cash equivalents	153,793	5,554	(551)	–	158,796
Cash and cash equivalents at beginning of period	431,873	8,495	1,482	–	441,850
Cash and cash equivalents at end of period	$585,666	$14,049	$931	$–	$600,646
	(page 2 of 2)
(a) Balance for the period ended December 31, 2015

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$356,741	$15,417	$19,366	$(34,783)		$356,741
Earnings from consolidated subsidiaries	(34,783)	–	–	34,783		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	352,796	–	–	–		352,796
Amortization of deferred policy acquisition costs	–	–	19,661	–		19,661
Amortization of debt issuance costs	3,786	–	–	–		3,786
Interest credited to policyholders	–	–	18,110	–		18,110
Change in allowance for losses on trade receivables	(179)	–	11	–		(168)
Change in allowance for inventory reserve	(872)	–	–	–		(872)
Net gain on sale of real and personal property	(74,631)	–	–	–		(74,631)
Net gain on sale of investments	–	(841)	(3,084)	–		(3,925)
Deferred income taxes	66,628	8,030	1,842	–		76,500
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(3,213)	16,830	(3,985)	–		9,632
Inventories	(1,579)	–	–	–		(1,579)
Prepaid expenses	(65,720)	–	–	–		(65,720)
Capitalization of deferred policy acquisition costs	–	–	(27,084)	–		(27,084)
Other assets	651	102	(804)	–		(51)
Related party assets	27,753	(258)	–	211	(b)	27,706
Accounts payable and accrued expenses	91,409	22	7,446	–		98,877
Policy benefits and losses, claims and loss expenses payable	(4,327)	(23,472)	10,178	–		(17,621)
Other policyholders' funds and liabilities	–	317	671	–		988
Deferred income	(13,181)	–	–	–		(13,181)
Related party liabilities	(1,016)	428	(67)	(211)	(b)	(866)
Net cash provided (used) by operating activities	700,263	16,575	42,261	–		759,099

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(1,041,931)	–	–	–		(1,041,931)
Short term investments	–	(40,583)	(249,796)	–		(290,379)
Fixed maturities investments	–	(43,062)	(171,309)	–		(214,371)
Equity securities	–	(3,333)	(426)	–		(3,759)
Preferred stock	–	(1,006)	(1,000)	–		(2,006)
Real estate	(22,876)	(7,857)	(7,542)	–		(38,275)
Mortgage loans	–	(4,350)	(15,457)	–		(19,807)
Proceeds from sales and paydowns of:
Property, plant and equipment	411,629	–	–	–		411,629
Short term investments	–	53,112	234,771	–		287,883
Fixed maturities investments	–	18,556	89,311	–		107,867
Equity securities	–	3,082	–	–		3,082
Preferred stock	–	400	2,027	–		2,427
Real estate	28,089	–	396	–		28,485
Mortgage loans	–	4,203	9,691	–		13,894
Net cash provided (used) by investing activities	(625,089)	(20,838)	(109,334)	–		(755,261)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2014
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2015 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	657,535	–	–	–	657,535
Principal repayments on credit facilities	(593,722)	–	–	–	(593,722)
Payment of debt issuance costs	(12,327)	–	–	–	(12,327)
Capital lease payments	(121,202)	–	–	–	(121,202)
Employee Stock Ownership Plan Shares	(7,939)	–	–	–	(7,939)
Common stock dividends paid	(19,594)	–	–	–	(19,594)
Investment contract deposits	–	–	105,019	–	105,019
Investment contract withdrawals	–	–	(54,108)	–	(54,108)
Net cash provided (used) by financing activities	(97,249)	–	50,911	–	(46,338)

Effects of exchange rate on cash	(10,762)	–	–	–	(10,762)

Increase (decrease) in cash and cash equivalents	(32,837)	(4,263)	(16,162)	–	(53,262)
Cash and cash equivalents at beginning of period	464,710	12,758	17,644	–	495,112
Cash and cash equivalents at end of period	$431,873	$8,495	$1,482	$–	$441,850
	(page 2 of 2)
(a) Balance for the period ended December 31, 2014

Note 22.  Subsequent Events

Our management has evaluated subsequent events occurring after March 31, 2017. We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements other than those stated below.

Real Estate Agreement

On October 15, 2015, Real Estate entered into a Purchase and Sale Agreement with 23rd and 11th Associates, L.L.C., for the sale of a portion of Real Estate’s real property and improvements thereon located in Manhattan, New York for $200.0 million.  Such agreement has been amended from time to time and was subject to several material regulatory contingencies. Real Estate believes that as of April 26, 2017, the last significant local regulatory contingency has been resolved and the closing of the sale of such property is reasonably expected to occur in August 2017.  Real Estate will maintain ownership of one building at the Manhattan location thus allowing U-Haul to serve the equipment rental needs of our customers in the area.  Real Estate’s book value of the property being sold is approximately $5 million.  The Company intends to reinvest the proceeds into its self-storage holdings via a tax free exchange pursuant to Section 1031 of the Internal Revenue Code.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2017	2016
	(In thousands)
ASSETS
Cash and cash equivalents	$361,231	$381,690
Investment in subsidiaries	1,522,083	1,185,021
Related party assets	1,474,948	1,249,835
Other assets	78,119	94,128
Total assets	$3,436,381	$2,910,674

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$809,705	$653,082
	809,705	653,082
Stockholders' equity:
Preferred stock	–	–
Common stock	10,497	10,497
Additional paid-in capital	452,382	451,839
Accumulated other comprehensive loss	(51,236)	(60,525)
Retained earnings:
Beginning of period	2,533,431	2,142,390
Net earnings	398,424	489,001
Dividends	(39,172)	(97,960)
End of period	2,892,683	2,533,431

Cost of common shares in treasury	(525,653)	(525,653)
Cost of preferred shares in treasury	(151,997)	(151,997)
Total stockholders' equity	2,626,676	2,257,592
Total liabilities and stockholders' equity	$3,436,381	$2,910,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Revenues:
Net interest income and other revenues	$1,912	$2,420	$4,862
Expenses:
Operating expenses	7,115	7,525	7,055
Other expenses	109	111	99
Total expenses	7,224	7,636	7,154
Equity in earnings of subsidiaries	327,773	417,087	300,566
Interest income	103,211	93,873	75,241
Pretax earnings	425,672	505,744	373,515
Income tax expense	(27,248)	(16,743)	(16,774)
Earnings available to common shareholders	$398,424	$489,001	$356,741
Basic and diluted earnings per common share	$20.34	$24.95	$18.21
Weighted average common shares outstanding: Basic and diluted	19,586,606	19,596,110	19,586,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF comprehensive income

	Years Ended March 31,
	2017	2016	2015
	(In thousands, except share and per share data)

Net earnings	$398,424	$489,001	$356,741
Other comprehensive income (loss)	9,289	(26,160)	19,558
Total comprehensive income	$407,713	$462,841	$376,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net earnings	$398,424	$489,001	$356,741
Change in investments in subsidiaries	(327,773)	(417,087)	(300,566)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	10	6	6
Net loss on sale of real and personal property	13	–	–
Deferred income taxes	173,059	124,838	66,628
Net change in other operating assets and liabilities:
Prepaid expenses	16,021	(8,723)	(66,786)
Other assets	(20)	6	84
Related party assets	1	56,849	(539)
Accounts payable and accrued expenses	(297)	(14)	5,239
Net cash provided by operating activities	259,438	244,876	60,807

Cash flows from investing activities:
Purchases of property, plant and equipment	(55)	(8)	–
Proceeds of property, plant and equipment	39	–	–
Net cash provided by investing activities	(16)	(8)	–

Cash flows from financing activities:
Proceeds from (repayments) of intercompany loans	(221,124)	(76,354)	(71,207)
Common stock dividends paid	(58,757)	(78,374)	(19,594)
Net cash provided (used) by financing activities	(279,881)	(154,728)	(90,801)

Increase (decrease) in cash and cash equivalents	(20,459)	90,140	(29,994)
Cash and cash equivalents at beginning of period	381,690	291,550	321,544
Cash and cash equivalents at end of period	$361,231	$381,690	$291,550

Income taxes paid, net of income taxes refunds received, amounted to $36.9 million, $141.9 million and $195.1 million for fiscal 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2017, 2016, and 2015

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

2.  Guarantees

AMERCO has guaranteed performance of certain long-term leases and other obligations. See Note 17, Contingent Liabilities and Commitments, and Note 19, Related Party Transactions, of the Notes to Consolidated Financial Statements.

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2017	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$585	$913	$–	$(959)	$539
Allowance for obsolescence
(deducted from inventory)	$1,597	$1,218	$–	$(765)	$2,050
Allowance for LIFO
(deducted from inventory)	$13,463	$877	$–	$–	$14,340
Allowance for probable losses
(deducted from mortgage loans)	$368	$125	$–	$–	$493

Year ended March 31, 2016
Allowance for doubtful accounts
(deducted from trade receivable)	$790	$967	$–	$(1,172)	$585
Allowance for obsolescence
(deducted from inventory)	$1,384	$213	$–	$–	$1,597
Allowance for LIFO
(deducted from inventory)	$15,019	$–	$–	$(1,556)	$13,463
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$(2)	$368

Year ended March 31, 2015
Allowance for doubtful accounts
(deducted from trade receivable)	$958	$994	$–	$(1,162)	$790
Allowance for obsolescence
(deducted from inventory)	$2,487	$–	$–	$(1,103)	$1,384
Allowance for LIFO
(deducted from inventory)	$14,788	$231	$–	$–	$15,019
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$–	$370

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended December 31, 2016, 2015, AND 2014

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses		Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2017	Consolidated property casualty entity	$–	$244,400	$	N/A	$49	$52,334	$14,015	$13,297	$107	$–	$17,609	$52,324
2016	Consolidated property casualty entity	$–	$251,964	$	N/A	$59	$50,020	$13,491	$11,713	$585	$–	$18,360	$50,034
2015	Consolidated property casualty entity	–	271,609		N/A	49	46,456	11,980	11,690	(694)	–	18,872	46,452

(1) The earned and written premiums are reported net of intersegment transactions. There were no earned premiums eliminated for the years ended December 31, 2016, 2015 and 2014, respectively.

(2) Net Investment Income excludes net realized (gains) losses on investments of ($2.6) million, ($1.3) million and ($0.8) million for the years ended December 31, 2016, 2015 and 2014, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

Date: May 24, 2017	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: May 24, 2017	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward J. Shoen his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act or things requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jason A. Berg	Chief Financial Officer	May 24, 2017
Jason A. Berg
/s/ James E. Acridge	Director	May 24, 2017
James E. Acridge
/s/ Charles J. Bayer	Director	May 24, 2017
Charles J. Bayer
/s/ John P. Brogan	Director	May 24, 2017
John P. Brogan
/s/ John M. Dodds	Director	May 24, 2017
John M. Dodds
/s/ James J. Grogan	Director	May 24, 2017
James J. Grogan
/s/ Karl A. Schmidt	Director	May 24, 2017
Karl A. Schmidt
/s/ Samuel J. Shoen	Director	May 24, 2017
Samuel J. Shoen