Form 10-Q
period 2017-06-30
AMERCO /NV/
filed 2017-08-09
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]   Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised finanical accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 1, 2017.

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	June 30,	March 31,
	2017	2017
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$803,522	$697,806
Reinsurance recoverables and trade receivables, net	187,037	178,081
Inventories, net	93,374	82,439
Prepaid expenses	80,118	124,728
Investments, fixed maturities and marketable equities	1,763,031	1,663,768
Investments, other	376,224	367,830
Deferred policy acquisition costs, net	128,878	130,213
Other assets	99,550	97,525
Related party assets	80,865	86,168
	3,612,599	3,428,558
Property, plant and equipment, at cost:
Land	661,622	648,757
Buildings and improvements	2,710,924	2,618,265
Furniture and equipment	529,374	510,415
Rental trailers and other rental equipment	515,733	492,280
Rental trucks	4,228,778	4,091,598
	8,646,431	8,361,315
Less: Accumulated depreciation	(2,457,890)	(2,384,033)
Total property, plant and equipment	6,188,541	5,977,282
Total assets	$9,801,140	$9,405,840
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$432,122	$450,541
Notes, loans and leases payable, net	3,386,851	3,262,880
Policy benefits and losses, claims and loss expenses payable	1,091,550	1,086,322
Liabilities from investment contracts	1,221,381	1,112,498
Other policyholders' funds and liabilities	14,232	10,150
Deferred income	37,135	28,696
Deferred income taxes, net	854,805	835,009
Total liabilities	7,038,076	6,786,096

Commitments and contingencies (Notes 4, 8, and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of June 30 and March 31, 2017	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2017	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2017	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of June 30 and March 31, 2017	10,497	10,497
Additional paid-in capital	452,319	452,172
Accumulated other comprehensive loss	(35,098)	(51,236)
Retained earnings	3,019,100	2,892,893
Cost of common shares in treasury, net (22,377,912 shares as of June 30 and March 31, 2017)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of June 30 and March 31, 2017)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(6,104)	(6,932)
Total stockholders' equity	2,763,064	2,619,744
Total liabilities and stockholders' equity	$9,801,140	$9,405,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$669,858	$646,336
Self-storage revenues	76,718	67,722
Self-moving and self-storage products and service sales	78,911	77,303
Property management fees	6,762	6,604
Life insurance premiums	39,091	40,892
Property and casualty insurance premiums	11,815	11,255
Net investment and interest income	27,217	27,331
Other revenue	47,553	45,748
Total revenues	957,925	923,191

Costs and expenses:
Operating expenses	416,924	385,082
Commission expenses	75,365	73,816
Cost of sales	47,595	43,362
Benefits and losses	47,720	47,003
Amortization of deferred policy acquisition costs	6,321	7,942
Lease expense	8,287	11,048
Depreciation, net of (gains) losses on disposals of ($4,741) and ($18,640), respectively	126,682	95,381
Total costs and expenses	728,894	663,634

Earnings from operations	229,031	259,557
Interest expense	(30,345)	(26,426)
Pretax earnings	198,686	233,131
Income tax expense	(72,479)	(85,958)
Earnings available to common stockholders	$126,207	$147,173
Basic and diluted earnings per common share	$6.44	$7.51
Weighted average common shares outstanding: Basic and diluted	19,587,891	19,586,069

Related party revenues for the first quarter of fiscal 2018 and 2017, net of eliminations, were $8.0 million and $7.8 million, respectively.

Related party costs and expenses for the first quarter of fiscal 2018 and 2017, net of eliminations, were $16.6 million and $16.4 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended June 30, 2017	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$198,686	$(72,479)	$126,207
Other comprehensive income:
Foreign currency translation	8,267	–	8,267
Unrealized net gain on investments	10,631	(3,720)	6,911
Change in fair value of cash flow hedges	1,550	(590)	960
Total comprehensive income	$219,134	$(76,789)	$142,345

Quarter Ended June 30, 2016	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$233,131	$(85,958)	$147,173
Other comprehensive income:
Foreign currency translation	(278)	–	(278)
Unrealized net gain on investments	29,828	(10,440)	19,388
Change in fair value of cash flow hedges	2,081	(791)	1,290
Total comprehensive income	$264,762	$(97,189)	$167,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Quarter Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$126,207	$147,173
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	131,423	114,021
Amortization of deferred policy acquisition costs	6,321	7,942
Amortization of debt issuance costs	932	961
Interest credited to policyholders	7,651	5,059
Change in allowance for losses on trade receivables	(26)	21
Change in allowance for inventory reserves	1,114	1,221
Net gain on sale of real and personal property	(4,741)	(18,640)
Net gain on sale of investments	(1,985)	(2,406)
Deferred income taxes	12,024	22,733
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(8,870)	(14,138)
Inventories	(11,982)	(4,391)
Prepaid expenses	44,788	39,828
Capitalization of deferred policy acquisition costs	(8,228)	(7,252)
Other assets	17,812	(3,392)
Related party assets	7,836	4,084
Accounts payable and accrued expenses	61,704	57,099
Policy benefits and losses, claims and loss expenses payable	4,747	1,373
Other policyholders' funds and liabilities	4,083	242
Deferred income	8,393	8,727
Related party liabilities	(2,532)	781
Net cash provided by operating activities	396,671	361,046

Cash flow from investing activities:
Purchase of:
Property, plant and equipment	(480,259)	(437,287)
Short term investments	(16,491)	(277,038)
Fixed maturity investments	(123,090)	(166,648)
Real estate	(505)	(3,495)
Mortgage loans	(24,382)	(62,572)
Proceeds from sales and paydowns of:
Property, plant and equipment	142,343	147,196
Short term investments	24,639	279,341
Fixed maturity investments	36,559	55,946
Preferred stock	–	2,000
Real estate	2,664	831
Mortgage loans	6,054	94,015
Net cash used by investing activities	(432,468)	(367,711)

Cash flow from financing activities:
Borrowings from credit facilities	155,367	103,338
Principal repayments on credit facilities	(64,819)	(48,326)
Payment of debt issuance costs	(1,734)	(223)
Capital lease payments	(56,522)	(37,405)
Employee Stock Ownership Plan	3,516	(1,393)
Securitization deposits	49	93
Common stock dividends paid	–	(19,586)
Investment contract deposits	155,437	74,157
Investment contract withdrawals	(54,205)	(14,051)
Net cash provided by financing activities	137,089	56,604

Effects of exchange rate on cash	4,424	(4,397)

Increase in cash and cash equivalents	105,716	45,542
Cash and cash equivalents at the beginning of period	697,806	600,646
Cash and cash equivalents at the end of period	$803,522	$646,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO and consolidated entities

notes to condensed consolidatED financial statements

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose any material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2017 and 2016 correspond to fiscal 2018 and 2017 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2017 and the related condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the first quarter of fiscal 2018 and 2017 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

The Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) includes Repwest and its wholly-owned subsidiaries and ARCOA Risk Retention Group (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul® through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove®, Safetow®, Safemove Plus®, Safestor® and Safestor Mobile® protection packages to U-Haul customers. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul-related programs. ARCOA is a group captive insurer owned by us and our wholly-owned subsidiaries whose purpose is to provide insurance products related to our moving and storage business.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 19,553 and 21,548 as of June 30, 2017 and June 30, 2016, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $28.1 million and $16.8 million at June 30, 2017 and March 31, 2017, respectively.

Available-for-Sale Investments

Available-for-sale investments at June 30, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$123,328	$3,169	$–	$(1,605)	$124,892
U.S. government agency mortgage-backed securities	27,330	1,005	(6)	(327)	28,002
Obligations of states and political subdivisions	165,559	9,917	(19)	(308)	175,149
Corporate securities	1,289,221	38,855	(5,322)	(7,744)	1,315,010
Mortgage-backed securities	81,009	550	–	(282)	81,277
Redeemable preferred stocks	13,789	348	–	(46)	14,091
Common stocks	15,732	8,890	(10)	(2)	24,610
	$1,715,968	$62,734	$(5,357)	$(10,314)	$1,763,031

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

We sold available-for-sale securities with a fair value of $35.6 million during the first quarter of fiscal 2018. The gross realized net gains on these sales totaled $1.6 million.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs, if any, through earnings. There were no write downs in the first quarter of fiscal 2018 or 2017.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for the first quarter of fiscal 2018.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	June 30, 2017		March 31, 2017
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$33,197	$33,448	$35,399	$35,795
Due after one year through five years	355,226	365,085	324,286	333,016
Due after five years through ten years	608,698	622,859	598,232	607,184
Due after ten years	608,317	621,661	616,585	622,763
	1,605,438	1,643,053	1,574,502	1,598,758

Mortgage backed securities	81,009	81,277	26,577	27,087
Redeemable preferred stocks	13,789	14,091	13,789	13,489
Equity securities	15,732	24,610	15,732	24,434
	$1,715,968	$1,763,031	$1,630,600	$1,663,768

4. Borrowings

Long Term Debt

Long term debt was as follows:

			June 30,	March 31,
	2018 Rate (a)	Maturities	2017	2017
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	2.62% - 6.93%	2023	$166,789	$169,289
Senior mortgages	3.72% - 5.50%	2022 - 2038	1,366,248	1,292,160
Working capital loan (revolving credit)	2.51%	2018	85,000	85,000
Fleet loans (amortizing term)	1.95% - 4.76%	2017 - 2024	341,313	324,977
Fleet loan (securitization)	4.90%	2017	50,055	52,112
Fleet loans (revolving credit)	2.19% - 2.20%	2018 - 2021	423,000	417,000
Capital leases (rental equipment)	1.92% - 4.86%	2017 - 2024	909,406	876,828
Other obligations	2.75% - 8.00%	2017 - 2047	70,216	69,867
Notes, loans and leases payable			3,412,027	3,287,233
Less: Debt issuance costs			(25,176)	(24,353)
Total notes, loans and leases payable, net			$3,386,851	$3,262,880

(a) Interest rate as of June 30, 2017, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of June 30, 2017, the outstanding balance on the Real Estate Loan was $166.8 million. The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At June 30, 2017, the applicable LIBOR was 1.12% and the applicable margin was 1.50%, the sum of which was 2.62%, which was applied to $39.0 million of the Real Estate Loan. The rate of the remaining balance of $127.8 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The interest rate swap expires in August 2018, after which date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of June 30, 2017 were in the aggregate amount of $1,366.2 million and mature between 2022 and 2038. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.72% and 5.50%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Amerco Real Estate Company is a borrower under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $50.0 million. At June 30, 2017, the full $50.0 million was available to be drawn. This loan is secured by certain properties owned by the borrower. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2018. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate is the applicable LIBOR plus a margin of 1.25%. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $85.0 million. At June 30, 2017, the outstanding balance was $85.0 million. This loan is secured by certain properties owned by the borrowers. This loan agreement provides for term loans, subject to the terms of the loan agreement. The final maturity of the loan is November 2018. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreement, is the applicable LIBOR plus the applicable margin. At June 30, 2017, the applicable LIBOR was 1.01% and the margin was 1.50%, the sum of which was 2.51%. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The aggregate balance of the loans as of June 30, 2017 was $341.3 million with the final maturities between July 2017 and June 2024.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At June 30, 2017, the applicable LIBOR was between 1.05% and 1.16% and applicable margins were between 1.72% and 2.50%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 4.76% based on current margins. Additionally, $276.0 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At June 30, 2017, the outstanding balance was $50.1 million. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $150 million, which can be increased to a maximum of $225 million. This loan matures in September 2018. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At June 30, 2017, the applicable LIBOR was 1.04% and the margin was 1.15%, the sum of which was 2.19%. Only interest is paid on the loan until the last nine months when principal is due monthly. As of June 30, 2017, the outstanding balance was $150.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $150 million, which can be increased to a maximum of $190 million. This loan matures in March 2020. The interest rate, per the provision of the Loan Agreement, is the applicable LIBOR plus the applicable margin. At June 30, 2017, the applicable LIBOR was 1.05% and the margin was 1.15%, the sum of which was 2.20%. Only interest is paid on the loan until the last nine months when principal is due monthly. As of June 30, 2017, the outstanding balance was $150.0 million.

Various subsidiaries of U-Haul International, Inc. entered into a revolving fleet loan for $150 million. The loan matures in November 2021. The interest rate, per the provision of the Loan Agreement is the applicable LIBOR plus the applicable margin. At June 30, 2017, the applicable LIBOR was 1.05% and the margin was 1.15%, the sum of which was 2.20%. Only interest is paid on the loan until the last nine months when principal is due monthly. As of June 30, 2017, the outstanding balance was $123.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between five and seven years. During the first quarter of fiscal 2018, we entered into $87.4 million of new capital leases. At June 30, 2017 and March 31, 2017, the balance of our capital leases was $909.4 million and $876.8 million, respectively. The net book value of the corresponding capitalized assets was $1,259.1 million and $1,233.3 million at June 30, 2017 and March 31, 2017, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Other Obligations

In February 2011, AMERCO and U.S. Bank, NA (the “Trustee”) entered into the U-Haul Investors Club® Indenture.  AMERCO and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes®”). The U-Notes® are secured by various types of collateral including, but not limited to, rental equipment and real estate.  U-Notes® are issued in smaller series that vary as to principal amount, interest rate and maturity.  U-Notes® are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

At June 30, 2017, the aggregate outstanding principal balance of the U-Notes® issued was $74.4 million of which $4.2 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.75% and 8.00% and maturity dates range between 2017 and 2047.

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of March 31, 2017, one deposit balance was $45.0 million, for which Oxford pays a fixed interest rate of 1.00%, due on the maturity date of September 29, 2017. As of March 31, 2017, the other deposit amount was $15.0 million with a maturity of March 30, 2020 at an interest rate of 1.75%. As of March 31, 2017, available-for-sale investments held with the FHLB totaled $129.0 million, of which $68.6 million was pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the consolidated balance sheet.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long term debt, including capital leases, as of June 30, 2017 for the next five years and thereafter are as follows:

	Year Ended June 30,
	2018	2019	2020	2021	2022	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$539,396	$536,031	$470,174	$294,609	$259,118	$1,312,699

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)
Interest expense	$29,629	$24,085
Capitalized interest	(1,765)	(1,313)
Amortization of transaction costs	932	843
Interest expense resulting from derivatives	1,549	2,811
Total interest expense	$30,345	$26,426

Interest paid in cash, including payments related to derivative contracts, amounted to $31.0 million and $27.2 million for the first quarter of fiscal 2018 and 2017, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	2.24%	1.73%
Interest rate at quarter end	2.25%	1.72%
Maximum amount outstanding during the quarter	$508,000	$410,000
Average amount outstanding during the quarter	$499,659	$369,637
Facility fees	$76	$41

5. Derivatives

We manage exposure to changes in market interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, the designated benchmark interest rate being hedged on certain of our LIBOR indexed variable rate debt and a variable rate operating lease. The interest rate swaps effectively fix our interest payments on certain LIBOR indexed variable rate debt. We monitor our positions and the credit ratings of our counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. Following is a summary of our interest rate swap agreements at June 30, 2017:

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

(a) forward swap
(b) operating lease

As of June 30, 2017, the total notional amount of our variable interest rate swaps on debt and an operating lease was $194.4 million and $7.4 million, respectively amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The derivative fair values reflected in Accounts payable and accrued expenses in the balance sheets were as follows:

	Net Liability Derivative Fair Value as of
	June 30, 2017	March 31, 2017
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$3,353	$4,903

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	Quarter Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$1,549	$2,811
Gain recognized in AOCI on interest rate contracts (effective portion)	$(1,550)	$(2,081)
Loss reclassified from AOCI into income (effective portion)	$1,550	$2,809
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$(1)	$2

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During the first quarter of fiscal 2018, we recognized an increase in the fair value of our cash flow hedges of $1.0 million, net of taxes. Embedded in this change was $1.6 million of losses reclassified from accumulated other comprehensive income (loss) to interest expense during the first quarter of fiscal 2018. At June 30, 2017, we expect to reclassify $3.4 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months.

6. Accumulated Other Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2017	$(69,505)	$23,099	$(3,059)	$(1,771)	$(51,236)
Foreign currency translation	8,267	–	–	–	8,267
Unrealized net gain on investments	–	6,911	–	–	6,911
Change in fair value of cash flow hedges	–	–	2,510	–	2,510
Amounts reclassified from AOCI	–	–	(1,550)	–	(1,550)
Other comprehensive income (loss)	8,267	6,911	960	–	16,138
Balance at June 30, 2017	$(61,238)	$30,010	$(2,099)	$(1,771)	$(35,098)

7. Stockholders’ Equity

On July 5, 2017, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on July 20, 2017. The dividend was paid on August 3, 2017.

On June 8, 2016, the stockholder’s approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of June 30, 2017, no awards had been issued under this plan.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of June 30, 2017, we have guaranteed $16.5 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Operating and ground lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment		Rental Equipment
	Ground	Operating	Operating	Total
	(Unaudited)
	(In thousands)
Year ended June 30:
2018	$957	$16,616	$10,808	$28,381
2019	1,008	15,235	7,315	23,558
2020	1,024	15,873	429	17,326
2021	1,025	15,216	–	16,241
2022	1,030	14,963	–	15,993
Thereafter	46,653	30,640	–	77,293
Total	$51,697	$108,543	$18,552	$178,792

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

Related Party Revenue

	Quarter Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holdings	$1,205	$1,223
U-Haul management fee revenue from SAC Holdings	5,201	5,118
U-Haul management fee revenue from Private Mini	961	902
U-Haul management fee revenue from Mercury	600	584
	$7,967	$7,827

During the first quarter of fiscal 2018, a subsidiary of ours held a junior unsecured note from SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Willow Grove Holdings LP, which is owned by Mark V. Shoen (a significant shareholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $1.1 million from SAC Holdings during the first quarter of both fiscal 2018 and 2017. The largest aggregate amount of the note receivable outstanding during the first quarter of fiscal 2018 was $48.1 million and the aggregate note receivable balance at June 30, 2017 was $47.8 million. In accordance with the terms of this note, SAC Holdings may prepay the note without penalty or premium at any time. We are currently negotiating to extend this note. The scheduled maturity of this note is 2017.

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury Partners, L.P. (“Mercury”), Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini Storage Realty, L.P. (“Private Mini”) pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $10.0 million and $8.7 million from the above mentioned entities during the first quarter of fiscal 2018 and 2017, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder) and a trust benefitting the children and grandchild of Edward J. Shoen.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Related Party Costs and Expenses

	Quarter Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)
U-Haul lease expenses to SAC Holdings	$681	$688
U-Haul commission expenses to SAC Holdings	14,926	14,701
U-Haul commission expenses to Private Mini	960	1,052
	$16,567	$16,441

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At June 30, 2017, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and note with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $7.4 million, expenses of $0.7 million and cash flows of $6.6 million during the first quarter of fiscal 2018. Revenues and commission expenses related to the Dealer Agreements were $72.8 million and $15.9 million, respectively during the first quarter of fiscal 2018.

Pursuant to the variable interest entity (“VIE”) model under Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), management determined that the junior note of SAC Holdings as well as the management agreements with SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini represents potential variable interests for us. Management evaluated whether it should be identified as the primary beneficiary of one or more of these VIEs using a two-step approach in which management (i) identified all other parties that hold interests in the VIEs, and (ii) determined if any variable interest holder has the power to direct the activities of the VIEs that most significantly impact their economic performance.

Management determined that they do not have a variable interest in the holding entities, SAC Holding II Corporation, Private Mini, Mercury, 4 SAC, 5 SAC, or Galaxy, based upon management agreements which are with the individual operating entities or through the issuance of junior debt; therefore, we are precluded from consolidating these entities.

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

We have not provided financial or other support explicitly or implicitly during the quarter ended June 30, 2017 to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	June 30,	March 31,
	2017	2017
	(Unaudited)
	(In thousands)
U-Haul notes receivable from SAC Holdings	47,783	48,098
U-Haul interest receivable from SAC Holdings	5,498	5,397
U-Haul receivable from SAC Holdings	20,050	23,202
U-Haul receivable from Mercury	4,804	9,195
Other (a)	2,730	276
	$80,865	$86,168

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

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$748,823	$8,291	$46,408	$–		$803,522
Reinsurance recoverables and trade receivables, net	52,275	103,382	31,380	–		187,037
Inventories, net	93,374	–	–	–		93,374
Prepaid expenses	80,118	–	–	–		80,118
Investments, fixed maturities and marketable equities	–	259,126	1,503,905	–		1,763,031
Investments, other	33,183	63,337	279,704	–		376,224
Deferred policy acquisition costs, net	–	–	128,878	–		128,878
Other assets	96,466	589	2,495	–		99,550
Related party assets	81,146	11,380	18,428	(30,089)	(c)	80,865
	1,185,385	446,105	2,011,198	(30,089)		3,612,599

Investment in subsidiaries	489,779	–	–	(489,779)	(b)	–

Property, plant and equipment, at cost:
Land	661,622	–	–	–		661,622
Buildings and improvements	2,710,924	–	–	–		2,710,924
Furniture and equipment	529,374	–	–	–		529,374
Rental trailers and other rental equipment	515,733	–	–	–		515,733
Rental trucks	4,228,778	–	–	–		4,228,778
	8,646,431	–	–	–		8,646,431
Less: Accumulated depreciation	(2,457,890)	–	–	–		(2,457,890)
Total property, plant and equipment	6,188,541	–	–	–		6,188,541
Total assets	$7,863,705	$446,105	$2,011,198	$(519,868)		$9,801,140

(a) Balances as of March 31, 2017
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of June 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$415,785	$3,178	$13,159	$–		$432,122
Notes, loans and leases payable	3,386,851	–	–	–		3,386,851
Policy benefits and losses, claims and loss expenses payable	406,786	238,930	445,834	–		1,091,550
Liabilities from investment contracts	–	–	1,221,381	–		1,221,381
Other policyholders' funds and liabilities	–	4,284	9,948	–		14,232
Deferred income	37,135	–	–	–		37,135
Deferred income taxes	826,856	10,924	17,025	–		854,805
Related party liabilities	27,228	2,421	440	(30,089)	(c)	–
Total liabilities	5,100,641	259,737	1,707,787	(30,089)		7,038,076

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Serial common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	452,529	91,120	26,271	(117,601)	(b)	452,319
Accumulated other comprehensive income (loss)	(35,098)	8,030	21,980	(30,010)	(b)	(35,098)
Retained earnings	3,018,890	83,917	252,660	(336,367)	(b)	3,019,100
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(6,104)	–	–	–		(6,104)
Total stockholders' equity	2,763,064	186,368	303,411	(489,779)		2,763,064
Total liabilities and stockholders' equity	$7,863,705	$446,105	$2,011,198	$(519,868)		$9,801,140

(a) Balances as of March 31, 2017
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$671,665	$12,725	$13,416	$–		$697,806
Reinsurance recoverables and trade receivables, net	41,234	107,757	29,090	–		178,081
Inventories, net	82,439	–	–	–		82,439
Prepaid expenses	124,728	–	–	–		124,728
Investments, fixed maturities and marketable equities	–	248,816	1,414,952	–		1,663,768
Investments, other	35,342	63,086	269,402	–		367,830
Deferred policy acquisition costs, net	–	–	130,213	–		130,213
Other assets	93,197	1,922	2,406	–		97,525
Related party assets	88,829	11,496	18,465	(32,622)	(c)	86,168
	1,137,434	445,802	1,877,944	(32,622)		3,428,558

Investment in subsidiaries	477,058	–	–	(477,058)	(b)	–

Property, plant and equipment, at cost:
Land	648,757	–	–	–		648,757
Buildings and improvements	2,618,265	–	–	–		2,618,265
Furniture and equipment	510,415	–	–	–		510,415
Rental trailers and other rental equipment	492,280	–	–	–		492,280
Rental trucks	4,091,598	–	–	–		4,091,598
	8,361,315	–	–	–		8,361,315
Less: Accumulated depreciation	(2,384,033)	–	–	–		(2,384,033)
Total property, plant and equipment	5,977,282	–	–	–		5,977,282
Total assets	$7,591,774	$445,802	$1,877,944	$(509,680)		$9,405,840

(a) Balances as of December 31, 2016
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$441,667	$1,926	$6,948	$–		$450,541
Notes, loans and leases payable	3,262,880	–	–	–		3,262,880
Policy benefits and losses, claims and loss expenses payable	399,181	244,980	442,161	–		1,086,322
Liabilities from investment contracts	–	–	1,112,498	–		1,112,498
Other policyholders' funds and liabilities	–	4,184	5,966	–		10,150
Deferred income	28,696	–	–	–		28,696
Deferred income taxes	809,566	11,243	14,200	–		835,009
Related party liabilities	30,040	2,539	43	(32,622)	(c)	–
Total liabilities	4,972,030	264,872	1,581,816	(32,622)		6,786,096

Stockholders' equity :
Series preferred stock:	–	–	–	–		–
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	452,382	91,120	26,271	(117,601)	(b)	452,172
Accumulated other comprehensive income (loss)	(51,236)	6,166	16,933	(23,099)	(b)	(51,236)
Retained earnings	2,892,683	80,343	250,424	(330,557)	(b)	2,892,893
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(6,932)	–	–	–		(6,932)
Total stockholders' equity	$2,619,744	180,930	296,128	(477,058)		2,619,744
Total liabilities and stockholders' equity	7,591,774	$445,802	$1,877,944	$(509,680)		$9,405,840

(a) Balances as of December 31, 2016
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statement of operations by industry segment for the quarter ended June 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$670,698	$–	$–	$(840)	(c)	$669,858
Self-storage revenues	76,718	–	–	–		76,718
Self-moving and self-storage products and service sales	78,911	–	–	–		78,911
Property management fees	6,762	–	–	–		6,762
Life insurance premiums	–	–	39,091	–		39,091
Property and casualty insurance premiums	–	11,815	–	–		11,815
Net investment and interest income	2,657	4,291	20,655	(386)	(b)	27,217
Other revenue	46,781	–	910	(138)	(b)	47,553
Total revenues	882,527	16,106	60,656	(1,364)		957,925

Costs and expenses:
Operating expenses	404,043	8,232	5,617	(968)	(b,c)	416,924
Commission expenses	75,365	–	–	–		75,365
Cost of sales	47,595	–	–	–		47,595
Benefits and losses	–	2,438	45,282	–		47,720
Amortization of deferred policy acquisition costs	–	–	6,321	–		6,321
Lease expense	8,334	–	–	(47)	(b)	8,287
Depreciation, net of (gains) losses on disposals	126,682	–	–	–		126,682
Total costs and expenses	662,019	10,670	57,220	(1,015)		728,894

Earnings from operations before equity in earnings of subsidiaries	220,508	5,436	3,436	(349)		229,031

Equity in earnings of subsidiaries	5,810	–	–	(5,810)	(d)	–

Earnings from operations	226,318	5,436	3,436	(6,159)		229,031
Interest expense	(30,694)	–	–	349	(b)	(30,345)
Pretax earnings	195,624	5,436	3,436	(5,810)		198,686
Income tax expense	(69,417)	(1,862)	(1,200)	–		(72,479)
Earnings available to common shareholders	$126,207	$3,574	$2,236	$(5,810)		$126,207

(a) Balances for the quarter ended March 31, 2017
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry for the quarter ended June 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$647,116	$–	$–	$(780)	(c)	$646,336
Self-storage revenues	67,722	–	–	–		67,722
Self-moving and self-storage products and service sales	77,303	–	–	–		77,303
Property management fees	6,604	–	–	–		6,604
Life insurance premiums	–	–	40,892	–		40,892
Property and casualty insurance premiums	–	11,255	–	–		11,255
Net investment and interest income	2,112	5,630	19,994	(405)	(b)	27,331
Other revenue	44,974	–	909	(135)	(b)	45,748
Total revenues	845,831	16,885	61,795	(1,320)		923,191

Costs and expenses:
Operating expenses	373,672	6,285	6,031	(906)	(b,c)	385,082
Commission expenses	73,816	–	–	–		73,816
Cost of sales	43,362	–	–	–		43,362
Benefits and losses	–	3,097	43,906	–		47,003
Amortization of deferred policy acquisition costs	–	–	7,942	–		7,942
Lease expense	11,095	–	–	(47)	(b)	11,048
Depreciation, net of (gains) losses on disposals	95,381	–	–	–		95,381
Total costs and expenses	597,326	9,382	57,879	(953)		663,634

Earnings from operations before equity in earnings of subsidiaries	248,505	7,503	3,916	(367)		259,557

Equity in earnings of subsidiaries	7,574	–	–	(7,574)	(d)	–

Earnings from operations	256,079	7,503	3,916	(7,941)		259,557
Interest expense	(26,793)	–	–	367	(b)	(26,426)
Pretax earnings	229,286	7,503	3,916	(7,574)		233,131
Income tax expense	(82,113)	(2,626)	(1,219)	–		(85,958)
Earnings available to common shareholders	$147,173	$4,877	$2,697	$(7,574)		$147,173

(a) Balances for the quarter ended March 31, 2016
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$126,207	$3,574	$2,236	$(5,810)	$126,207
Earnings from consolidated subsidiaries	(5,810)	–	–	5,810	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	131,423	–	–	–	131,423
Amortization of deferred policy acquisition costs	–	–	6,321	–	6,321
Amortization of debt issuance costs	932	–	–	–	932
Interest credited to policyholders	–	–	7,651	–	7,651
Change in allowance for losses on trade receivables	(26)	–	–	–	(26)
Change in allowance for inventory reserve	1,114	–	–	–	1,114
Net gain on sale of real and personal property	(4,741)	–	–	–	(4,741)
Net gain on sale of investments	–	(589)	(1,396)	–	(1,985)
Deferred income taxes	16,765	(1,600)	(3,141)	–	12,024
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(10,955)	4,375	(2,290)	–	(8,870)
Inventories	(11,982)	–	–	–	(11,982)
Prepaid expenses	44,788	–	–	–	44,788
Capitalization of deferred policy acquisition costs	–	–	(8,228)	–	(8,228)
Other assets	16,237	1,665	(90)	–	17,812
Related party assets	7,721	115	–	–	7,836
Accounts payable and accrued expenses	48,255	1,249	12,200	–	61,704
Policy benefits and losses, claims and loss expenses payable	7,125	(6,051)	3,673	–	4,747
Other policyholders' funds and liabilities	–	101	3,982	–	4,083
Deferred income	8,393	–	–	–	8,393
Related party liabilities	(2,812)	(117)	397	–	(2,532)
Net cash provided by operating activities	372,634	2,722	21,315	–	396,671

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(480,259)	–	–	–	(480,259)
Short term investments	–	(10,779)	(5,712)	–	(16,491)
Fixed maturities investments	–	(11,602)	(111,488)	–	(123,090)
Real estate	(505)	–	–	–	(505)
Mortgage loans	–	(6,059)	(18,323)	–	(24,382)
Proceeds from sales and paydowns of:
Property, plant and equipment	142,343	–	–	–	142,343
Short term investments	–	15,424	9,215	–	24,639
Fixed maturities investments	–	4,275	32,284	–	36,559
Real estate	2,664	–	–	–	2,664
Mortgage loans	–	1,585	4,469	–	6,054
Net cash used by investing activities	(335,757)	(7,156)	(89,555)	–	(432,468)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2017

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	155,367	–	–	–	155,367
Principal repayments on credit facilities	(64,819)	–	–	–	(64,819)
Payments of debt issuance costs	(1,734)	–	–	–	(1,734)
Capital lease payments	(56,522)	–	–	–	(56,522)
Employee Stock Ownership Plan	3,516	–	–	–	3,516
Securitization deposits	49	–	–	–	49
Investment contract deposits	–	–	155,437	–	155,437
Investment contract withdrawals	–	–	(54,205)	–	(54,205)
Net cash provided by financing activities	35,857	–	101,232	–	137,089

Effects of exchange rate on cash	4,424	–	–	–	4,424

Increase (decrease) in cash and cash equivalents	77,158	(4,434)	32,992	–	105,716
Cash and cash equivalents at beginning of period	671,665	12,725	13,416	–	697,806
Cash and cash equivalents at end of period	$748,823	$8,291	$46,408	$–	$803,522
	(page 2 of 2)
(a) Balance for the period ended March 31, 2017

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$147,173	$4,877	$2,697	$(7,574)	$147,173
Earnings from consolidated subsidiaries	(7,574)	–	–	7,574	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	114,021	–	–	–	114,021
Amortization of deferred policy acquisition costs	–	–	7,942	–	7,942
Amortization of debt issuance costs	961	–	–	–	961
Interest credited to policyholders	–	–	5,059	–	5,059
Change in allowance for losses on trade receivables	21	–	–	–	21
Change in allowance for inventory reserve	1,221	–	–	–	1,221
Net gain on sale of real and personal property	(18,640)	–	–	–	(18,640)
Net gain on sale of investments	–	(2,163)	(243)	–	(2,406)
Deferred income taxes	22,401	(21)	353	–	22,733
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(10,746)	(421)	(2,971)	–	(14,138)
Inventories	(4,391)	–	–	–	(4,391)
Prepaid expenses	39,828	–	–	–	39,828
Capitalization of deferred policy acquisition costs	–	–	(7,252)	–	(7,252)
Other assets	(5,817)	2,377	48	–	(3,392)
Related party assets	3,687	397	–	–	4,084
Accounts payable and accrued expenses	58,699	(142)	(1,458)	–	57,099
Policy benefits and losses, claims and loss expenses payable	(1,600)	(1,746)	4,719	–	1,373
Other policyholders' funds and liabilities	–	8	234	–	242
Deferred income	8,727	–	–	–	8,727
Related party liabilities	861	(7)	(73)	–	781
Net cash provided by operating activities	348,832	3,159	9,055	–	361,046

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(437,287)	–	–	–	(437,287)
Short term investments	–	(18,901)	(258,137)	–	(277,038)
Fixed maturities investments	–	(13,469)	(153,179)	–	(166,648)
Real estate	(3,495)	–	–	–	(3,495)
Mortgage loans	(1,838)	(3,063)	(57,671)	–	(62,572)
Proceeds from sales and paydowns of:
Property, plant and equipment	147,196	–	–	–	147,196
Short term investments	–	11,246	268,095	–	279,341
Fixed maturities investments	–	8,201	47,745	–	55,946
Preferred stock	–	2,000	–	–	2,000
Real estate	–	–	831	–	831
Mortgage loans	3,490	6,217	84,308	–	94,015
Net cash used by investing activities	(291,934)	(7,769)	(68,008)	–	(367,711)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2016

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	103,338	–	–	–	103,338
Principal repayments on credit facilities	(48,326)	–	–	–	(48,326)
Payments of debt issuance costs	(223)	–	–	–	(223)
Capital lease payments	(37,405)	–	–	–	(37,405)
Employee Stock Ownership Plan	(1,393)	–	–	–	(1,393)
Securitization deposits	93	–	–	–	93
Common stock dividends paid	(19,586)	–	–	–	(19,586)
Investment contract deposits	–	–	74,157	–	74,157
Investment contract withdrawals	–	–	(14,051)	–	(14,051)
Net cash provided (used) by financing activities	(3,502)	–	60,106	–	56,604

Effects of exchange rate on cash	(4,397)	–	–	–	(4,397)

Increase (decrease) in cash and cash equivalents	48,999	(4,610)	1,153	–	45,542
Cash and cash equivalents at beginning of period	585,666	14,049	931	–	600,646
Cash and cash equivalents at end of period	$634,665	$9,439	$2,084	$–	$646,188
	(page 1 of 2)
(a) Balance for the period ended March 31, 2016

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands U.S. $'s)
Quarter Ended June 30, 2017
Total revenues	$913,114	$44,811	$957,925
Depreciation and amortization, net of (gains) losses on disposal	131,499	1,504	133,003
Interest expense	29,643	702	30,345
Pretax earnings	191,973	6,713	198,686
Income tax expense	70,610	1,869	72,479
Identifiable assets	9,390,397	410,743	9,801,140

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands U.S. $'s)
Quarter Ended June 30, 2016
Total revenues	$880,729	$42,462	$923,191
Depreciation and amortization, net of (gains) losses on disposal	102,000	1,323	103,323
Interest expense	26,426	–	26,426
Pretax earnings	224,913	8,218	233,131
Income tax expense	83,745	2,213	85,958
Identifiable assets	8,269,109	274,700	8,543,809

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$268	$256
Interest cost on accumulated postretirement benefit	217	204
Other components	15	22
Net periodic postretirement benefit cost	$500	$482

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheet as of June 30, 2017 and March 31, 2017 that are subject to ASC 820 and the valuation approach applied to each of these items.

As of June 30, 2017	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short-term investments	$546,743	$546,542	$201	$–
Fixed maturities - available for sale	1,724,331	6,506	1,717,496	329
Preferred stock	14,090	14,090	–	–
Common stock	24,610	24,610	–	–
Derivatives	4,288	4,288	–	–
Total	$2,314,062	$596,036	$1,717,697	$329

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	3,353	–	3,353	–
Total	$3,353	$–	$3,353	$–

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

As of March 31, 2017	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets
Short-term investments	$521,911	$521,710	$201	$–
Fixed maturities - available for sale	1,625,845	6,491	1,619,024	330
Preferred stock	13,489	13,489	–	–
Common stock	24,434	24,434	–	–
Derivatives	4,260	4,260	–	–
Total	$2,189,939	$570,384	$1,619,225	$330

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	4,903	–	4,903	–
Total	$4,903	$–	$4,903	$–

The following table represents the fair value measurements for our assets at June 30, 2017 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2017	$330

Fixed Maturities - Asset Backed Securities - redeemed	(2)
Fixed Maturities - Asset Backed Securities - net loss (unrealized)	1
Balance at June 30, 2017	$329

15. Real Estate Agreements

In February 2017, Real Estate entered into an agreement with a qualified intermediary related to a potential 1031 Exchange.  The qualified intermediary formed an LLC to facilitate the reverse exchange portion of the 1031 Exchange, which was determined to be a VIE.  Real Estate was deemed to be the primary beneficiary of this VIE as it has the ability to direct the activities that most significantly impact its economic performance and has all of the risks and rewards of ownership.  Accordingly, Real Estate consolidated this VIE.  As of June 30, 2017, Real Estate had loaned $60.5 million to the VIE for the purchase of the replacement properties.  The sale of the relinquished property had not been completed as of this filing, and as such, the acquired properties remained in the possession of the VIE. At the earlier of the sale of the relinquished property or 180 days from the acquisition date of each replacement property,  the sole membership interest in each property held within the VIE will be assigned to Real Estate in satisfaction of the outstanding loan, resulting in the property being wholly owned by Real Estate.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

16. Subsequent Events

Real Estate Agreement

On July 25, 2017, Real Estate further amended its Purchase and Sale Agreement with 23rd and 11th Associate, L.L.C., for the sale of a portion of Real Estate’s real property and improvements thereon located in Manhattan, New York to change the closing date to September 2017, with the ability of either party to further extend the closing date to October 2017.  Real Estate will maintain ownership of one building at the Manhattan location thus allowing U-Haul to serve the equipment rental needs of our customers in the area.  Real Estate’s book value of the property being sold is approximately $5 million.  The Company continues to intend to reinvest the proceeds into its self-storage holdings via a tax free exchange pursuant to Section 1031 of the Internal Revenue Code.

Financial Strength Rating

In August 2017, A.M. Best upgraded the financial strength rating (FSR) for Repwest Insurance Company to B++ from B+.  The FSR outlook remains stable.  In addition, A.M. Best upgraded the long-term issuer credit rating (LTICR) to bbb from bbb-.  The LTICR outlook has been revised to positive from stable.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017, which are followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2018.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

AMERCO, a Nevada corporation, has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose any material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2017 and 2016 correspond to fiscal 2018 and 2017 for AMERCO.

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

Life Insurance is focused on long term capital growth through direct writing and reinsuring of life insurance, Medicare supplement and annuity products in the senior marketplace.

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

Property and Casualty Insurance

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove®, Safetow® Safemove Plus®, Safestor® and Safestor Mobile® protection packages to U-Haul® customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul® related programs.

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

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of the changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, the Company has changed its depreciation policy to raise the value threshold before certain assets are capitalized. This change in procedure results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had additional operating expenses of $6.3 million and $4.6 million in the first quarter of fiscal 2018 and 2017, respectively. This change in procedure is expected to benefit the Company through the immediate recognition of tax deductible costs.

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

Management determined that additions to the fleet resulting from purchases should be depreciated on an accelerated method based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively, and then reduced on a straight-line basis to a salvage value of 20% by the end of year fifteen. Beginning in October 2012, rental equipment subject to this depreciation schedule will be depreciated to a salvage value of 15%. Comparatively, a standard straight-line approach would reduce the book value by approximately 5.7% per year over the life of the truck.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the first quarter of fiscal 2018 or 2017.

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

Adoption of New Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-17, Interests Held through Related Parties That Are under Common Control, which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under ASU 2016-17, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of ASU 2016-17, in certain cases, previous consolidation conclusions may change. We adopted this standard in the first quarter of fiscal 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update also will require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. We have determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities. We are still in the process of determining the impact on our consolidated financial statements. For the last ten years, we have reported a discounted estimate of the off-balance sheet lease obligations in our MD&A.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This update will require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the expected credit losses during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. This update will become effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of ASU 2016-15 is for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This update will become effective for the Company for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years with early adoption permitted.  We are currently evaluating the impact of this standard on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statements of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. This update will become effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This update will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years. We are currently evaluating the impact of this standard on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how companies that sponsor defined benefit pension plans present the related net periodic benefit cost in the income statement. The service cost component of the net periodic benefit cost will continue to be presented in the same income statement line items, however other components of the net periodic benefit cost will be presented as a component of other income and excluded from operating profit. ASU 2017-07 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debit Securities. These amendments shorten the amortization period for certain callable debit securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2017 compared with the Quarter Ended June 30, 2016

Listed below, on a consolidated basis, are revenues for our major product lines for the first quarter of fiscal 2018 and the first quarter of fiscal 2017:

	Quarter Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$669,858	$646,336
Self-storage revenues	76,718	67,722
Self-moving and self-storage products and service sales	78,911	77,303
Property management fees	6,762	6,604
Life insurance premiums	39,091	40,892
Property and casualty insurance premiums	11,815	11,255
Net investment and interest income	27,217	27,331
Other revenue	47,553	45,748
Consolidated revenue	$957,925	$923,191

Self-moving equipment rental revenues increased $23.5 million during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017.  Revenue gains were the result of increases in both one-way and in-town transactions.  Compared to the same period last year, we increased the number of trucks, trailers and towing devices in the rental fleet.  Additionally, we continued with the expansion of our independent dealer network as well as Company-owned locations.

Self-storage revenues increased $9.0 million during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017.  The average monthly amount of occupied square feet increased by 8.1% during the first quarter of fiscal 2018 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 3.1 million net rentable square feet or a 12.4% increase, with approximately 0.7 million of that coming on during the first quarter of fiscal 2018.

Sales of self-moving and self-storage products and services increased $1.6 million during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017. Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Life insurance premiums decreased $1.8 million during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.6 million during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017 due to an increase in Safetow® and Safestor® sales which is a reflection of the increased equipment and storage rental transactions.

Other revenue increased $1.8 million during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017, primarily coming from our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $957.9 million for the first quarter of fiscal 2018, compared with $923.2 million for the first quarter of fiscal 2017.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2018 and the first quarter of fiscal 2017. The insurance companies first quarters ended March 31, 2017 and 2016.

	Quarter Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$882,527	$845,831
Earnings from operations before equity in earnings of subsidiaries	220,508	248,505
Property and casualty insurance
Revenues	16,106	16,885
Earnings from operations	5,436	7,503
Life insurance
Revenues	60,656	61,795
Earnings from operations	3,436	3,916
Eliminations
Revenues	(1,364)	(1,320)
Earnings from operations before equity in earnings of subsidiaries	(349)	(367)
Consolidated Results
Revenues	957,925	923,191
Earnings from operations	229,031	259,557

Total costs and expenses increased $65.3 million during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017. The Moving and Storage segment accounted for $64.7 million of the increase. Operating expenses for Moving and Storage increased $30.4 million, largely from increased personnel costs, equipment maintenance and property tax.  Depreciation expense increased $17.4 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $13.9 million.  Compared with the first quarter of last year, the trucks we are selling had a higher average cost and we are receiving lower average proceeds per unit.  Lease expense decreased $2.8 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $229.0 million for the first quarter of fiscal 2018, compared with $259.6 million for the first quarter of fiscal 2017.

Interest expense for the first quarter of fiscal 2018 was $30.3 million, compared with $26.4 million for the first quarter of fiscal 2017 primarily due to increased borrowings.

Income tax expense was $72.5 million for the first quarter of fiscal 2018, compared with $86.0 million for the first quarter of fiscal 2017.

As a result of the above mentioned items, earnings available to common shareholders were $126.2 million for the first quarter of fiscal 2018, compared with $147.2 million for the first quarter of fiscal 2017.

Basic and diluted earnings per share for the first quarter of fiscal 2018 were $6.44, compared with $7.51 for the first quarter of fiscal 2017.

The weighted average common shares outstanding basic and diluted were 19,587,891 for the first quarter of fiscal 2018, compared with 19,586,069 for the first quarter of fiscal 2017.

Moving and Storage

Quarter Ended June 30, 2017 compared with the Quarter Ended June 30, 2016

Listed below are revenues for our major product lines at Moving and Storage for the first quarter of fiscal 2018 and the first quarter of fiscal 2017:

	Quarter Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$670,698	$647,116
Self-storage revenues	76,718	67,722
Self-moving and self-storage products and service sales	78,911	77,303
Property management fees	6,762	6,604
Net investment and interest income	2,657	2,112
Other revenue	46,781	44,974
Moving and Storage revenue	$882,527	$845,831

Self-moving equipment rental revenues increased $23.6 million during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017.  Revenue gains were the result of increases in both one-way and in-town transactions.  Compared to the same period last year we increased the number of trucks, trailers and towing devices in the rental fleet.  Additionally, we continued with the expansion of our independent dealer network as well as Company-owned locations.

Self-storage revenues increased $9.0 million during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017.  The average monthly amount of occupied square feet increased by 8.1% during the first quarter of fiscal 2018 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 3.1 million net rentable square feet or a 12.4% increase, with approximately 0.7 million of that coming on during the first quarter of fiscal 2018.

Sales of self-moving and self-storage products and services increased $1.6 million during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017. Increases were recognized in the sales of moving supplies and towing accessories and related installations.

Net investment and interest income increased $0.5 million during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017.

Other revenue increased $1.8 million during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017 caused primarily by the U-Box® program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of June 30	328	287
Square footage as of June 30	28,044	24,941
Average monthly number of rooms occupied	237	219
Average monthly occupancy rate based on room count	73.0%	77.4%
Average monthly square footage occupied	21,383	19,791

Over the last twelve months we added approximately 3.1 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 11.1%.

Total costs and expenses increased $64.7 million during the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017.  Operating expenses increased $30.4 million largely from increased personnel costs, equipment maintenance and property tax.  Depreciation expense increased $17.4 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $13.9 million.  Compared with the first quarter of last year, the trucks we are selling had a higher average cost and we are receiving lower average proceeds per unit.  Lease expense decreased $2.8 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $220.5 million for the first quarter of fiscal 2018, compared with $248.5 million for the first quarter of fiscal 2017.

Equity in the earnings of AMERCO’s insurance subsidiaries was $5.8 million for the first quarter of fiscal 2018, compared with $7.6 million for the first quarter of fiscal 2017.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $226.3 million for the first quarter of fiscal 2018, compared with $256.1 million for the first quarter of fiscal 2017.

Property and Casualty Insurance

Quarter Ended March 31, 2017 compared with the Quarter Ended March 31, 2016

Net premiums were $11.8 million and $11.3 million for the quarters ended March 31, 2017 and 2016, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $4.3 million and $5.6 million for quarters ended March 31, 2017 and 2016, respectively. The main driver of the decrease in net investment income was the decrease in net realized gains to $0.6 million in 2017 from $2.1 million in 2016.

Net operating expenses were $8.2 million and $6.3 million for the quarters ended March 31, 2017 and 2016, respectively.

Benefits and losses incurred were $2.4 million and $3.1 million for the quarters ended March 31, 2017 and 2016, respectively, as a result of a $0.7 million improvement in loss experience associated with the moving and storage related insurance business.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $5.4 million and $7.5 million for the three months ended March 31, 2017 and 2016, respectively.

Life Insurance

Quarter Ended March 31, 2017 compared with the Quarter Ended March 31, 2016

Net premiums were $39.1 million and $40.9 million for the quarters ended March 31, 2017 and 2016, respectively. Medicare Supplement premiums decreased by $1.4 million due to the reduction in new sales and declined premiums on the run off business partially offset by rate increases on renewal premiums. A remaining decrease of $0.4 million was from reduced supplemental contract considerations and life insurance premiums. Deferred annuity deposits were $95.4 million or $39.7 million above prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $20.7 million and $20.0 million for the quarters ended March 31, 2017 and 2016, respectively. Realized gains from our fixed maturities portfolio increased by $1.2 million compared with the prior year quarter while investment income decreased by $0.5 million. The prior year quarter investment income included an additional $4.1 million gain from our mortgage loan portfolio compared with $0.4 million in the current year quarter.

Net operating expenses were $5.6 million and $6.0 million for the quarters ended March 31, 2017 and 2016, respectively. The decrease was primarily due to a reduction in commission expense from decreased Medicare supplement premiums.

Benefits and losses incurred were $45.3 million and $43.9 million for the quarters ended March 31, 2017 and 2016, respectively. The increase was primarily due to a $2.6 million increase in interest credited to policyholders as a result of the increased annuity deposit base along with $0.9 million from life insurance benefits. Partially offsetting this was a $1.8 million decrease in Medicare supplement benefits from an improved benefit to premium ratio and a $0.3 million decrease in supplemental contract and immediate annuity payouts.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $6.3 million and $7.9 million for the quarters ended March 31, 2017 and 2016, respectively. The decrease was primarily due to an additional $2.5 million amortization in the first quarter of the prior year quarter generated by added gains on mortgage loan investments.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $3.4 million and $3.9 million for the quarters ended March 31, 2017 and 2016, respectively.

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

At June 30, 2017, cash and cash equivalents totaled $803.5 million, compared with $697.8 million at March 31, 2017. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of June 30, 2017 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$748,823	$8,291	$46,408
Other financial assets	166,604	437,225	1,833,417
Debt obligations	3,386,851	–	–

(a) As of March 31, 2017

At June 30, 2017, Moving and Storage had additional cash available under existing credit facilities of $77.0 million.

Net cash provided by operating activities increased $35.6 million in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017.

Net cash used in investing activities increased $64.8 million in the first quarter of fiscal 2018, compared with the first quarter of fiscal 2017. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, increased $43.0 million. Cash from the sales of property, plant and equipment decreased $4.9 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $20.9 million due to additional investment purchases.

Net cash provided by financing activities increased $80.5 million in the first quarter of fiscal 2018, as compared with the first quarter of fiscal 2017.  This was due to a combination of increased debt and capital lease repayments of $35.6 million, an increase in cash from borrowings of $52.0 million and an increase in net annuity deposits from Life Insurance of $41.1 million, a $19.6 million dividend payment in the first quarter of fiscal 2017 that did not recur in the first quarter of fiscal 2018.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2018, we will reinvest in our truck and trailer rental fleet approximately $440 million, net of equipment sales excluding any lease buyouts. Through the first quarter of fiscal 2018, we have invested, net of equipment sales, $256 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2018 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2018 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first quarter of fiscal 2018, we invested $142.5 million in real estate acquisitions, new construction and renovation and major repair. For fiscal 2018, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $337.9 million and $290.1 million for the first quarter of fiscal 2018 and 2017, respectively. The components of our net capital expenditures are provided in the following table:

	Quarter Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$396,068	$418,975
Equipment lease buyouts	–	7,864
Purchases of real estate, construction and renovations	142,499	123,531
Other capital expenditures	29,083	30,289
Gross capital expenditures	567,650	580,659
Less: Lease proceeds	(87,391)	(143,372)
Less: Sales of property, plant and equipment	(142,343)	(147,196)
Net capital expenditures	337,916	290,091

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

Property and Casualty stockholder’s equity was $186.4 million and $180.9 million at March 31, 2017 and December 31, 2016, respectively. The increase resulted from net earnings of $3.6 million and an increase in other comprehensive income of $1.9 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the quarter ended March 31, 2017 were $101.2 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $303.4 million and $296.1 million at March 31, 2017 and December 31, 2016, respectively. The increase resulted from net earnings of $2.2 million and an increase in other comprehensive income of $5.1 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of March 31, 2017, Oxford had outstanding deposits of $60.0 million through their membership in the FHLB system.  For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $372.6 million and $348.8 million for the first quarter of fiscal 2018 and 2017, respectively.

Property and Casualty Insurance

Net cash provided by operating activities were $2.7 million and $3.2 million for the first quarters ended March 31, 2017 and 2016, respectively.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $11.6 million and $20.7 million at March 31, 2017 and December 31, 2016, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $21.3 million and $9.1 million for the first quarter ended March 31, 2017 and 2016, respectively. The increase in operating cash flows was primarily due to timing of settlement of payables offset by a decrease resulting from a federal income tax payment.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. At March 31, 2017 and December 31, 2016, cash and cash equivalents and short-term investments amounted to $50.2 million and $20.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At June 30, 2017, we had available borrowing capacity under existing credit facilities of $77.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At June 30, 2017, we had $0.3 million of available-for-sale assets classified in Level 3.

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

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Disclosures about Contractual Obligations and Commercial Commitments in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $16.5 million of residual values at June 30, 2017 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $33.8 million at June 30, 2017.

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

We currently manage the self-storage properties owned or leased by SAC Holdings, Mercury, 4 SAC, 5 SAC, Galaxy, and Private Mini pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $10.0 million and $8.7 million from the above mentioned entities during the first quarter of fiscal 2018 and 2017, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Willow Grove Holding LP, which is owned by Mark V. Shoen (a significant shareholder), and various trusts associated with Edward J. Shoen and Mark V. Shoen. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder) and a trust benefitting the children and grandchild of Edward J. Shoen (our Chairman of the Board, President and a significant shareholder).

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. Total lease payments pursuant to such leases were $0.7 million in the first quarters of both fiscal 2018 and 2017, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At June 30, 2017, subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $15.9 million and $15.8 million in commissions pursuant to such dealership contracts during the first quarter of fiscal 2018 and 2017, respectively.

During the first quarter of fiscal 2018, a subsidiary of ours held a junior unsecured note of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $1.2 million and $1.2 million, and received cash interest payments of $1.1 million and $1.1 million, from SAC Holdings during the first quarter of fiscal 2018 and 2017, respectively. The largest aggregate amount of the note receivable outstanding during the first quarter of fiscal 2018 was $48.1 million and the aggregate note receivable balance at June 30, 2017 was $47.8 million. In accordance with the terms of this note, SAC Holdings may prepay the note without penalty or premium at any time. We are currently negotiating to extend this note. The scheduled maturity of this note is 2017.

These agreements along with a note with subsidiaries of SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini, excluding Dealer Agreements, provided revenues of $7.4 million, expenses of $0.7 million and cash flows of $6.6 million during the first quarter of fiscal 2018. Revenues and commission expenses related to the Dealer Agreements were $72.8 million and $15.9 million, respectively during the first quarter of fiscal 2018.

Fiscal 2018 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals. Revenue in the U-Move® program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to unforseen events including adverse economic conditions or heightened competition that is beyond our control.

With respect to our storage business, we have added new locations and expanded at existing locations. In fiscal 2018, we are actively looking to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box® program throughout fiscal 2018.

Property and Casualty Insurance will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove®, Safetow®, Safemove Plus®, Safestor® and Safestor Mobile® protection packages to U-Haul customers.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements at June 30, 2017:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$127,778		$(3,389)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
4,563	(a)	(2)	8/15/2010	7/15/2017	2.15%	1 Month LIBOR
8,750	(a)	(77)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
17,833	(a)	(88)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
7,050	(a)	(29)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
7,388	(b)	5	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
9,792		29	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
18,675		198	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of June 30, 2017, we had $740.1 million of variable rate debt obligations and $7.4 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $5.5 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.7% and 4.6% of our revenue was generated in Canada during the first quarter of fiscal 2018 and 2017, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box® program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our capital resources and the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the degree and nature of our competition; our leverage; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; the limited number of manufacturers that supply our rental trucks; our ability to effectively hedge our variable interest rate debt; that we are controlled by a small contingent of stockholders; risks relating to our note receivable from SAC Holdings; fluctuations in quarterly results and seasonality; changes in, and our compliance with, government regulations, particularly environmental regulations and regulations relating to motor carrier operations; our reliance on our third party dealer network; liability claims relating to our rental vehicles and equipment; our ability to attract, motivate and retain key employees; reliance on our automated systems and the internet; our credit ratings; our ability to recover under reinsurance arrangements and other factors described in our Annual Report on Form 10-K in Item 1A, Risk Factors, and in this Quarterly Report or the other documents we file with the SEC. The above factors, the following disclosures, as well as other statements in this Quarterly Report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise.

Item 4. Controls and Procedures

Attached as exhibits to this Quarterly Report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in the section titled Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the most recently completed fiscal quarter covered by this Quarterly Report. Our Disclosure Controls are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective at a reasonable assurance level related to the above stated design purposes.

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

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
4.1	Thirtieth Supplemental Indenture, dated June 27, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 27, 2017, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2017	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: August 9, 2017	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)