Form 10-Q
period 2017-09-30
AMERCO /NV/
filed 2017-11-08
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

or

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

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 3, 2017.

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	September 30,	March 31,
	2017	2017
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$768,351	$697,806
Reinsurance recoverables and trade receivables, net	194,131	178,081
Inventories, net	100,693	82,439
Prepaid expenses	83,673	124,728
Investments, fixed maturities and marketable equities	1,843,768	1,663,768
Investments, other	395,327	367,830
Deferred policy acquisition costs, net	125,936	130,213
Other assets	101,767	97,525
Related party assets	80,923	86,168
	3,694,569	3,428,558
Property, plant and equipment, at cost:
Land	684,729	648,757
Buildings and improvements	2,826,712	2,618,265
Furniture and equipment	564,033	510,415
Rental trailers and other rental equipment	526,603	492,280
Rental trucks	4,337,308	4,091,598
	8,939,385	8,361,315
Less: Accumulated depreciation	(2,551,064)	(2,384,033)
Total property, plant and equipment	6,388,321	5,977,282
Total assets	$10,082,890	$9,405,840
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$441,010	$450,541
Notes, loans and leases payable	3,422,077	3,262,880
Policy benefits and losses, claims and loss expenses payable	1,099,597	1,086,322
Liabilities from investment contracts	1,263,107	1,112,498
Other policyholders' funds and liabilities	20,454	10,150
Deferred income	32,443	28,696
Deferred income taxes	911,780	835,009
Total liabilities	7,190,468	6,786,096

Commitments and contingencies (notes 4, 8 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of September 30 and March 31, 2017	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2017	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2017	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of September 30 and March 31, 2017	10,497	10,497
Additional paid-in capital	452,474	452,172
Accumulated other comprehensive loss	(11,534)	(51,236)
Retained earnings	3,124,152	2,892,893
Cost of common shares in treasury, net (22,377,912 shares as of September 30 and March 31, 2017)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of September 30 and March 31, 2017)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(5,517)	(6,932)
Total stockholders' equity	2,892,422	2,619,744
Total liabilities and stockholders' equity	$10,082,890	$9,405,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$740,558	$711,710
Self-storage revenues	80,472	72,163
Self-moving and self-storage products and service sales	73,268	70,330
Property management fees	6,831	6,712
Life insurance premiums	38,862	40,893
Property and casualty insurance premiums	15,026	14,009
Net investment and interest income	26,469	25,590
Other revenue	61,200	57,278
Total revenues	1,042,686	998,685

Costs and expenses:
Operating expenses	492,482	398,213
Commission expenses	83,351	80,462
Cost of sales	42,866	40,952
Benefits and losses	47,109	46,836
Amortization of deferred policy acquisition costs	5,944	5,989
Lease expense	8,575	9,349
Depreciation, net of (gains) on disposals of (($5,104) and ($9,618), respectively)	132,978	109,904
Total costs and expenses	813,305	691,705

Earnings from operations	229,381	306,980
Interest expense	(32,023)	(27,989)
Pretax earnings	197,358	278,991
Income tax expense	(72,719)	(102,516)
Earnings available to common stockholders	$124,639	$176,475
Basic and diluted earnings per common share	$6.36	$9.01
Weighted average common shares outstanding: Basic and diluted	19,588,571	19,586,411

Related party revenues for the second quarter of fiscal 2018 and 2017, net of eliminations, were $8.0 million and $7.9 million, respectively.

Related party costs and expenses for the second quarter of fiscal 2018 and 2017, net of eliminations, were $18.2 million and $17.8 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Six Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,410,416	$1,358,046
Self-storage revenues	157,190	139,885
Self-moving and self-storage products and service sales	152,179	147,633
Property management fees	13,593	13,316
Life insurance premiums	77,953	81,785
Property and casualty insurance premiums	26,841	25,264
Net investment and interest income	53,686	52,921
Other revenue	108,753	103,026
Total revenues	2,000,611	1,921,876

Costs and expenses:
Operating expenses	909,406	783,295
Commission expenses	158,716	154,278
Cost of sales	90,461	84,314
Benefits and losses	94,829	93,839
Amortization of deferred policy acquisition costs	12,265	13,931
Lease expense	16,862	20,397
Depreciation, net of (gains) on disposals of (($9,845) and ($28,258), respectively)	259,660	205,285
Total costs and expenses	1,542,199	1,355,339

Earnings from operations	458,412	566,537
Interest expense	(62,368)	(54,415)
Pretax earnings	396,044	512,122
Income tax expense	(145,198)	(188,474)
Earnings available to common stockholders	$250,846	$323,648
Basic and diluted earnings per common share	$12.81	$16.52
Weighted average common shares outstanding: Basic and diluted	19,588,231	19,586,240

Related party revenues for the first six months of fiscal 2018 and 2017, net of eliminations, were $16.0 million and $15.8 million, respectively.

Related party costs and expenses for the first six months of fiscal 2018 and 2017, net of eliminations, were $34.8 million and $34.3 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended September 30, 2017	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$197,358	$(72,719)	$124,639
Other comprehensive income (loss):
Foreign currency translation	12,767	–	12,767
Unrealized net gain on investments	15,473	(5,416)	10,057
Change in fair value of cash flow hedges	1,194	(454)	740
Total comprehensive income	$226,792	$(78,589)	$148,203

Quarter Ended September 30, 2016	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$278,991	$(102,516)	$176,475
Other comprehensive income (loss):
Foreign currency translation	(1,704)	–	(1,704)
Unrealized net loss on investments	30,790	(10,777)	20,013
Change in fair value of cash flow hedges	3,105	(1,179)	1,926
Total comprehensive income	$311,182	$(114,472)	$196,710

Six Months Ended September 30, 2017	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$396,044	$(145,198)	$250,846
Other comprehensive income (loss):
Foreign currency translation	21,034	–	21,034
Unrealized net gain on investments	26,104	(9,136)	16,968
Change in fair value of cash flow hedges	2,744	(1,044)	1,700
Total comprehensive income	$445,926	$(155,378)	$290,548

Six Months Ended September 30, 2016	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$512,122	$(188,474)	$323,648
Other comprehensive income (loss):
Foreign currency translation	(1,982)	–	(1,982)
Unrealized net loss on investments	60,618	(21,217)	39,401
Change in fair value of cash flow hedges	5,186	(1,970)	3,216
Total comprehensive income	$575,944	$(211,661)	$364,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Six Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$250,846	$323,648
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	269,505	233,543
Amortization of deferred policy acquisition costs	12,265	13,931
Amortization of debt issuance costs	1,946	1,765
Interest credited to policyholders	15,119	11,028
Change in allowance for losses on trade receivables	(2)	34
Change in allowance for inventory reserves	2,953	800
Net gain on sale of real and personal property	(9,845)	(28,258)
Net gain on sale of investments	(3,059)	(4,645)
Deferred income taxes	63,065	114,724
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(15,895)	(8,102)
Inventories	(21,036)	(2,674)
Prepaid expenses	41,486	46,248
Capitalization of deferred policy acquisition costs	(15,154)	(14,360)
Other assets	16,615	(8,695)
Related party assets	8,958	5,195
Accounts payable and accrued expenses	69,550	45,162
Policy benefits and losses, claims and loss expenses payable	12,057	16,922
Other policyholders' funds and liabilities	10,305	1,563
Deferred income	3,660	5,034
Related party liabilities	(3,662)	232
Net cash provided by operating activities	709,677	753,095

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(754,052)	(761,277)
Short term investments	(34,765)	(409,925)
Fixed maturities investments	(219,620)	(168,817)
Equity securities	(662)	(489)
Preferred stock	(1,000)	–
Real estate	(118)	(15,788)
Mortgage loans	(50,817)	(136,682)
Proceeds from sales and paydowns of:
Property, plant and equipment	259,450	310,409
Short term investments	38,927	386,508
Fixed maturities investments	70,792	120,525
Equity securities	–	–
Preferred stock	988	2,651
Real estate	2,664	831
Mortgage loans	9,584	105,731
Net cash used by investing activities	(678,629)	(566,323)

Cash flows from financing activities:
Borrowings from credit facilities	285,532	331,787
Principal repayments on credit facilities	(214,354)	(158,479)
Debt issuance costs	(3,413)	(2,085)
Capital lease payments	(150,302)	(83,414)
Employee Stock Ownership Plan	(3,960)	(4,653)
Securitization deposits	(186)	245
Common stock dividends paid	(19,587)	(19,586)
Investment contract deposits	232,752	130,166
Investment contract withdrawals	(97,262)	(49,555)
Net cash provided by financing activities	29,220	144,426

Effects of exchange rate on cash	10,277	(10,517)

Increase in cash and cash equivalents	70,545	320,681
Cash and cash equivalents at the beginning of period	697,806	600,646
Cash and cash equivalents at the end of period	$768,351	$921,327

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

The condensed consolidated balance sheet as of September 30, 2017 and the related condensed consolidated statements of operations, comprehensive income (loss) for the second quarter and first six months and cash flows for the first six months of fiscal 2018 and 2017 are unaudited.

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

The Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) includes Repwest and its wholly-owned subsidiaries and ARCOA Risk Retention Group (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul® through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove®, Safetow®, Safemove Plus®, Safestor® and Safestor Mobile® protection packages to U-Haul customers. The business plan for Property and Casualty Insurance includes offering property and casualty insurance products in other U-Haul related programs. ARCOA is a group captive insurer owned by us and our wholly-owned subsidiaries whose purpose is to provide insurance products related to our moving and storage business.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 18,885 and 21,219 as of September 30, 2017 and 2016, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $28.2 million and $16.8 million at September 30, 2017 and March 31, 2017, respectively.

Available-for-Sale Investments

Available-for-sale investments at September 30, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$123,503	$3,468	$–	$(1,176)	$125,795
U.S. government agency mortgage-backed securities	26,812	1,355	(2)	(2)	28,163
Obligations of states and political subdivisions	174,665	10,626	(10)	(223)	185,058
Corporate securities	1,332,938	48,148	(3,786)	(3,631)	1,373,669
Mortgage-backed securities	89,858	1,958	–	–	91,816
Redeemable preferred stocks	13,789	539	–	(25)	14,303
Common stocks	15,732	9,242	(10)	–	24,964
	$1,777,297	$75,336	$(3,808)	$(5,057)	$1,843,768

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Available-for-sale investments at March 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$123,474	$2,892	$–	$(1,675)	$124,691
U.S. government agency mortgage-backed securities	27,908	1,070	(6)	(377)	28,595
Obligations of states and political subdivisions	159,417	9,466	(23)	(424)	168,436
Corporate securities	1,263,703	32,901	(5,731)	(13,837)	1,277,036
Mortgage-backed securities	26,577	515	–	(5)	27,087
Redeemable preferred stocks	13,789	168	–	(468)	13,489
Common stocks	15,732	8,728	(10)	(16)	24,434
	$1,630,600	$55,740	$(5,770)	$(16,802)	$1,663,768

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $68.5 million during the first six months of fiscal 2018. The gross realized gains on these sales totaled $2.6 million. The gross realized losses on these sales totaled $0.1 million.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate it on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs, if any, through earnings. There were no write downs in the second quarter or for the first six months of fiscal 2018 or 2017.

The investment portfolio primarily consists of corporate securities and obligations of states and political subdivisions. We believe we monitor our investments as appropriate. Our methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. Nothing has come to management’s attention that would lead to the belief that each issuer would not have the ability to meet the remaining contractual obligations of the security, including payment at maturity. We have the ability and intent not to sell our fixed maturity and common stock investments for a period of time sufficient to allow us to recover our costs.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for the second quarter or first six months of fiscal 2018 and fiscal 2017, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	September 30, 2017		March 31, 2017
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$40,057	$40,428	$35,399	$35,795
Due after one year through five years	366,506	377,028	324,286	333,016
Due after five years through ten years	609,614	628,689	598,232	607,184
Due after ten years	641,741	666,540	616,585	622,763
	1,657,918	1,712,685	1,574,502	1,598,758

Mortgage backed securities	89,858	91,816	26,577	27,087
Redeemable preferred stocks	13,789	14,303	13,789	13,489
Common stocks	15,732	24,964	15,732	24,434
	$1,777,297	$1,843,768	$1,630,600	$1,663,768

4. Borrowings

Long term Debt

Long term debt was as follows:

			September 30,	March 31,
	2018 Rate (a)	Maturities	2017	2017
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	2.74% - 6.93%	2023	$140,287	$169,289
Senior mortgages	3.72% - 5.50%	2022 - 2038	1,405,702	1,292,160
Working capital loans (revolving credit)	2.74%	2018	55,000	85,000
Fleet loans (amortizing term)	1.95% - 4.76%	2018 - 2024	319,631	324,977
Fleet loans (securitization)	4.90%	2017	47,183	52,112
Fleet loans (revolving credit)	2.39%	2020 - 2021	446,000	417,000
Capital leases (rental equipment)	1.92% - 4.86%	2017 - 2024	962,140	876,828
Other obligations	2.75% - 8.00%	2017 - 2047	72,005	69,867
Notes, loans and leases payable			3,447,948	3,287,233
Less: Debt issuance costs			(25,871)	(24,353)
Total notes, loans and leases payable			$3,422,077	$3,262,880

(a) Interest rate as of September 30, 2017, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of September 30, 2017, the outstanding balance on the Real Estate Loan was $140.3 million.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At September 30, 2017, the applicable LIBOR was 1.24% and the applicable margin was 1.50%, the sum of which was 2.74%, which was applied to $77.2 million of the Real Estate Loan. The rate of the remaining balance of $63.1 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The interest rate swap expires in August 2018, after which date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of September 30, 2017 were in the aggregate amount of $1,405.7 million and mature between 2022 and 2038. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.72% and 5.50%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $55.0 million. At September 30, 2017, the outstanding balance was $55.0 million. This loan is secured by certain properties owned by the borrowers. This loan agreement provides for term loans, subject to the terms of the loan agreement. The final maturity of the loan is November 2018. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreement, is the applicable LIBOR plus the applicable margin. At September 30, 2017, the applicable LIBOR was 1.24% and the margin was 1.50%, the sum of which was 2.74%. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under working capital loan. The current maximum credit commitment is $150.0 million, which can be increased to $300.0 million by bringing in other lenders. At September 30, 2017, the full $150.0 million was available to be drawn. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2020. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate is the applicable LIBOR plus a margin between 1.38% and 1.50% depending on the amount outstanding. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The aggregate balance of the loans as of September 30, 2017 was $319.6 million with the final maturities between June 2018 and June 2024.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Amortizing Loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the Loan Agreements, are the applicable LIBOR plus the applicable margins. At September 30, 2017, the applicable LIBOR was between 1.23% and 1.24% and applicable margins were between 1.72% and 2.38%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 4.76% based on current margins. Additionally, $260.7 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

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

The 2010 Box Truck Note has a fixed interest rate of 4.90% with an expected final maturity of October 2017. At September 30, 2017, the outstanding balance was $47.2 million. In October 2017, the note was repaid in full. The note is secured by the box trucks purchased and the corresponding operating cash flows associated with their operation.

The 2010 Box Truck Note is subject to certain covenants with respect to liens, additional indebtedness of the special purpose entity, the disposition of assets and other customary covenants of bankruptcy-remote special purpose entities. The default provisions of this note include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into three revolving fleet loans in aggregate for $490.0 million, which can be increased to a maximum of $565.0 million. These loans mature between March 2020 and November 2021. The interest rate, per the provision of the Loan Agreements, is the applicable LIBOR plus the applicable margin. At September 30, 2017, the applicable LIBOR was 1.24% and the margin was 1.15%, the sum of which was 2.39%. Only interest is paid on the loans until the last nine months when principal is due monthly. As of September 30, 2017, the outstanding balance of the loans was $446.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between five and seven years. During the first six months of fiscal 2018, we entered into $233.9 million of new capital leases. At September 30, 2017 and March 31, 2017, the balance of our capital leases was $962.1 million and $876.8 million, respectively. The net book value of the corresponding capitalized assets was $1,367.0 million and $1,233.3 million at September 30, 2017 and March 31, 2017, respectively.

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

At September 30, 2017, the aggregate outstanding principal balance of the U-Notes® issued was $76.1 million of which $4.1 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.75% and 8.00% and maturity dates range between 2017 and 2047.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of June 30, 2017, one deposit balance was $45.0 million, for which Oxford pays a fixed interest rate of 1.00%, due on the maturity date of September 29, 2017. As of June 30, 2017, the other deposit amount was $15.0 million with a maturity of March 30, 2020 at an interest rate of 1.75%. As of June 30, 2017, available-for-sale investments held with the FHLB totaled $130.2 million, of which $69.3 million was pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the consolidated balance sheet.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long term debt, including capital leases and excluding debt issuance costs, as of September 30, 2017 for the next five years and thereafter are as follows:

	Twelve Months Ending September 30,
	2018	2019	2020	2021	2022	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$451,564	$490,060	$404,931	$497,718	$273,441	$1,330,234

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
Interest expense	$31,863	$25,879
Capitalized interest	(1,929)	(985)
Amortization of transaction costs	1,014	804
Interest expense resulting from derivatives	1,075	2,291
Total interest expense	32,023	27,989

	Six Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
Interest expense	$61,492	$49,964
Capitalized interest	(3,694)	(2,298)
Amortization of transaction costs	1,946	1,647
Interest expense resulting from derivatives	2,624	5,102
Total interest expense	62,368	54,415

Interest paid in cash, including payments related to derivative contracts, amounted to $32.4 million and $28.1 million for the second quarter of fiscal 2018 and 2017, respectively and $63.4 million and $55.3 million for the first six months of fiscal 2018 and 2017, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	2.43%	1.73%
Interest rate at the end of the quarter	2.43%	1.73%
Maximum amount outstanding during the quarter	$538,000	$462,000
Average amount outstanding during the quarter	$516,946	$431,815
Facility fees	$49	$49

	Revolving Credit Activity
	Six Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	2.34%	1.73%
Interest rate at the end of the period	2.43%	1.73%
Maximum amount outstanding during the period	$538,000	$462,000
Average amount outstanding during the period	$508,350	$400,896
Facility fees	$125	$89

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

(a) forward swap
(b) operating lease

As of September 30, 2017, the total notional amount of our variable interest rate swaps on debt and an operating lease was $123.2 million and $7.0 million, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Liability Derivatives Fair Values as of
	September 30, 2017	March 31, 2017
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$2,167	$4,903

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	The Effect of Interest Rate Contracts on the Statements of Operations for the Six Months Ended

	September 30, 2017	September 30, 2016
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$2,624	$5,102
Gain recognized in AOCI on interest rate contracts (effective portion)	$(2,744)	$(5,186)
Loss reclassified from AOCI into income (effective portion)	$2,618	$5,107
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$6	$(5)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During the first six months of fiscal 2018, we recognized a net increase in the fair value of our cash flow hedges of $1.7 million, net of taxes. Embedded in this change was $2.6 million of losses reclassified from accumulated other comprehensive income (loss) to interest expense during the first six months of fiscal 2018. At September 30, 2017, we expect to reclassify $2.4 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months.

6. Accumulated Other Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2017	$(69,505)	$23,099	$(3,059)	$(1,771)	$(51,236)
Foreign currency translation	21,034	–	–	–	21,034
Unrealized net gain on investments	–	16,968	–	–	16,968
Change in fair value of cash flow hedges	–	–	4,318	–	4,318
Amounts reclassified from AOCI	–	–	(2,618)	–	(2,618)
Other comprehensive income (loss)	21,034	16,968	1,700	–	39,702
Balance at September 30, 2017	$(48,471)	$40,067	$(1,359)	$(1,771)	$(11,534)

7. Stockholders’ Equity

On July 5, 2017, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on July 20, 2017. The dividend was paid on August 3, 2017.

On June 8, 2016, the stockholder’s approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of September 30, 2017, no awards had been issued under this plan.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of September 30, 2017, we have guaranteed $16.5 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Operating and ground lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment		Rental Equipment
	Ground	Operating	Operating	Total
	(Unaudited)
	(In thousands)
Year-ended September 30:
2018	$957	$16,264	$10,372	$27,593
2019	1,024	15,395	5,414	21,833
2020	1,024	15,838	–	16,862
2021	1,027	15,015	–	16,042
2022	1,030	14,903	–	15,933
Thereafter	46,396	26,972	–	73,368
Total	$51,458	$104,387	$15,786	$171,631

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

SAC Holding Corporation and SAC Holding II Corporation (collectively “SAC Holdings”) were established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we sold real estate and various self-storage properties to SAC Holdings, and such sales provided significant cash flows to us. SAC Holdings, Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini Storage Realty, L.P. (“Private Mini”) are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Willow Grove Holdings LP, which is owned by Mark V. Shoen (a significant shareholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen.

Related Party Revenue

	Quarter Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holding Corporation	$1,213	$1,232
U-Haul management fee revenue from Blackwater	6,231	6,120
U-Haul management fee revenue from Mercury	600	592
	$8,044	$7,944

	Six Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from SAC Holding Corporation	$2,418	$2,455
U-Haul management fee revenue from Blackwater	12,393	12,140
U-Haul management fee revenue from Mercury	1,200	1,176
	$16,011	$15,771

During the first six months of fiscal 2018, a subsidiary of ours held a junior unsecured note from SAC Holding Corporation. We do not have an equity ownership interest in SAC Holding Corporation. We received cash interest payments of $2.2 million and $2.3 million from SAC Holding Corporation during the first six months of fiscal 2018 and 2017, respectively. The largest aggregate amount of notes receivable outstanding during the first six months of fiscal 2018 was $48.1 million and the aggregate notes receivable balance at September 30, 2017 was $47.5 million. In accordance with the terms of this note, SAC Holding Corporation may prepay the note without penalty or premium at any time. We are currently negotiating to extend this note. The scheduled maturity of this note is 2017.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”) pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received cash payments for management fees, exclusive of reimbursed expenses, of $17.0 million and $15.5 million from the above mentioned entities during the first six months of fiscal 2018 and 2017, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen, (a significant shareholder) and a trust benefitting the children and grandchild of Edward J. Shoen.

Related Party Costs and Expenses

	Quarter Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$675	$684
U-Haul commission expenses to Blackwater	17,556	17,128
	$18,231	$17,812

	Six Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,356	$1,372
U-Haul commission expenses to Blackwater	33,442	32,881
	$34,798	$34,253

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At September 30, 2017, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and note with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $14.8 million, expenses of $1.4 million and cash flows of $13.7 million during the first six months of fiscal 2018. Revenues and commission expenses related to the Dealer Agreements were $155.2 million and $33.4 million, respectively during the first six months of fiscal 2018.

Pursuant to the variable interest entity (“VIE”) model under Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), management determined that the junior note of SAC Holding Corporation as well as the management agreements with subsidiaries of Blackwater represents potential variable interests for us. Management evaluated whether it should be identified as the primary beneficiary of one or more of these VIEs using a two-step approach in which management (i) identified all other parties that hold interests in the VIEs, and (ii) determined if any variable interest holder has the power to direct the activities of the VIEs that most significantly impact their economic performance.

Management determined that we do not have a variable interest in the holding entities of Blackwater, except for SAC Holding Corporation based upon management agreements which are with the individual operating entities or through the issuance of junior debt; therefore, we are precluded from consolidating these entities.

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

We have not provided financial or other support explicitly or implicitly during the quarter ended September 30, 2017 to any of these entities that we were not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	September 30,	March 31,
	2017	2017
	(Unaudited)
	(In thousands)
U-Haul notes receivable from SAC Holding Corporation	47,460	48,098
U-Haul interest receivable from SAC Holding Corporation	5,614	5,397
U-Haul receivable from Blackwater	22,357	23,202
U-Haul receivable from Mercury	4,938	9,195
Other (a)	554	276
	$80,923	$86,168

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of September 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$745,923	$10,791	$11,637	$–		$768,351
Reinsurance recoverables and trade receivables, net	63,187	101,476	29,468	–		194,131
Inventories, net	100,693	–	–	–		100,693
Prepaid expenses	83,673	–	–	–		83,673
Investments, fixed maturities and marketable equities	–	273,399	1,570,369	–		1,843,768
Investments, other	25,436	67,520	302,371	–		395,327
Deferred policy acquisition costs, net	–	–	125,936	–		125,936
Other assets	98,471	746	2,550	–		101,767
Related party assets	82,894	8,592	18,395	(28,958)	(c)	80,923
	1,200,277	462,524	2,060,726	(28,958)		3,694,569

Investment in subsidiaries	508,201	–	–	(508,201)	(b)	–

Property, plant and equipment, at cost:
Land	684,729	–	–	–		684,729
Buildings and improvements	2,826,712	–	–	–		2,826,712
Furniture and equipment	564,033	–	–	–		564,033
Rental trailers and other rental equipment	526,603	–	–	–		526,603
Rental trucks	4,337,308	–	–	–		4,337,308
	8,939,385	–	–	–		8,939,385
Less: Accumulated depreciation	(2,551,064)	–	–	–		(2,551,064)
Total property, plant and equipment	6,388,321	–	–	–		6,388,321
Total assets	$8,096,799	$462,524	$2,060,726	$(537,159)		$10,082,890

(a) Balances as of June 30, 2017
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of September 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$431,088	$5,209	$4,713	$–		$441,010
Notes, loans and leases payable	3,422,077	–	–	–		3,422,077
Policy benefits and losses, claims and loss expenses payable	416,479	239,377	443,741	–		1,099,597
Liabilities from investment contracts	–	–	1,263,107	–		1,263,107
Other policyholders' funds and liabilities	–	9,868	10,586	–		20,454
Deferred income	32,443	–	–	–		32,443
Deferred income taxes	876,195	12,224	23,361	–		911,780
Related party liabilities	26,095	2,829	34	(28,958)	(c)	–
Total liabilities	5,204,377	269,507	1,745,542	(28,958)		7,190,468

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	452,684	91,120	26,271	(117,601)	(b)	452,474
Accumulated other comprehensive income (loss)	(11,534)	10,683	29,384	(40,067)	(b)	(11,534)
Retained earnings	3,123,942	87,913	257,029	(344,732)	(b)	3,124,152
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(5,517)	–	–	–		(5,517)
Total stockholders' equity	2,892,422	193,017	315,184	(508,201)		2,892,422
Total liabilities and stockholders' equity	$8,096,799	$462,524	$2,060,726	$(537,159)		$10,082,890

(a) Balances as of June 30, 2017
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

(a) Balances as of December 31, 2016
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$741,714	$–	$–	$(1,156)	(c)	$740,558
Self-storage revenues	80,472	–	–	–		80,472
Self-moving and self-storage products and service sales	73,268	–	–	–		73,268
Property management fees	6,831	–	–	–		6,831
Life insurance premiums	–	–	38,862	–		38,862
Property and casualty insurance premiums	–	15,498	–	(472)	(c)	15,026
Net investment and interest income	3,177	3,701	19,989	(398)	(b)	26,469
Other revenue	59,746	–	1,579	(125)	(b)	61,200
Total revenues	965,208	19,199	60,430	(2,151)		1,042,686

Costs and expenses:
Operating expenses	480,455	8,240	5,531	(1,744)	(b,c)	492,482
Commission expenses	83,351	–	–	–		83,351
Cost of sales	42,866	–	–	–		42,866
Benefits and losses	–	4,872	42,237	–		47,109
Amortization of deferred policy acquisition costs	–	–	5,944	–		5,944
Lease expense	8,628	–	–	(53)	(b)	8,575
Depreciation, net of (gains) losses on disposals	132,978	–	–	–		132,978
Total costs and expenses	748,278	13,112	53,712	(1,797)		813,305

Earnings from operations before equity in earnings of subsidiaries	216,930	6,087	6,718	(354)		229,381

Equity in earnings of subsidiaries	8,365	–	–	(8,365)	(d)	–

Earnings from operations	225,295	6,087	6,718	(8,719)		229,381
Interest expense	(32,377)	–	–	354	(b)	(32,023)
Pretax earnings	192,918	6,087	6,718	(8,365)		197,358
Income tax expense	(68,279)	(2,091)	(2,349)	–		(72,719)
Earnings available to common shareholders	$124,639	$3,996	$4,369	$(8,365)		$124,639

(a) Balances for the quarter ended June 30, 2017
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$712,739	$–	$–	$(1,029)	(c)	$711,710
Self-storage revenues	72,163	–	–	–		72,163
Self-moving and self-storage products and service sales	70,330	–	–	–		70,330
Property management fees	6,712	–	–	–		6,712
Life insurance premiums	–	–	40,893	–		40,893
Property and casualty insurance premiums	–	14,009	–	–		14,009
Net investment and interest income	2,353	3,878	19,767	(408)	(b)	25,590
Other revenue	56,103	–	1,301	(126)	(b)	57,278
Total revenues	920,400	17,887	61,961	(1,563)		998,685

Costs and expenses:
Operating expenses	386,527	7,220	5,611	(1,145)	(b,c)	398,213
Commission expenses	80,462	–	–	–		80,462
Cost of sales	40,952	–	–	–		40,952
Benefits and losses	–	3,573	43,263	–		46,836
Amortization of deferred policy acquisition costs	–	–	5,989	–		5,989
Lease expense	9,395	–	–	(46)	(b)	9,349
Depreciation, net of (gains) losses on disposals	109,904	–	–	–		109,904
Total costs and expenses	627,240	10,793	54,863	(1,191)		691,705

Earnings from operations before equity in earnings of subsidiaries	293,160	7,094	7,098	(372)		306,980

Equity in earnings of subsidiaries	9,305	–	–	(9,305)	(d)	–

Earnings from operations	302,465	7,094	7,098	(9,677)		306,980
Interest expense	(28,361)	–	–	372	(b)	(27,989)
Pretax earnings	274,104	7,094	7,098	(9,305)		278,991
Income tax expense	(97,629)	(2,406)	(2,481)	–		(102,516)
Earnings available to common shareholders	$176,475	$4,688	$4,617	$(9,305)		$176,475

(a) Balances for the quarter ended June 30, 2016
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,412,412	$–	$–	$(1,996)	(c)	$1,410,416
Self-storage revenues	157,190	–	–	–		157,190
Self-moving and self-storage products and service sales	152,179	–	–	–		152,179
Property management fees	13,593	–	–	–		13,593
Life insurance premiums	–	–	77,953	–		77,953
Property and casualty insurance premiums	–	27,313	–	(472)	(c)	26,841
Net investment and interest income	5,834	7,992	40,644	(784)	(b)	53,686
Other revenue	106,527	–	2,489	(263)	(b)	108,753
Total revenues	1,847,735	35,305	121,086	(3,515)		2,000,611

Costs and expenses:
Operating expenses	884,498	16,472	11,148	(2,712)	(b,c)	909,406
Commission expenses	158,716	–	–	–		158,716
Cost of sales	90,461	–	–	–		90,461
Benefits and losses	–	7,310	87,519	–		94,829
Amortization of deferred policy acquisition costs	–	–	12,265	–		12,265
Lease expense	16,962	–	–	(100)	(b)	16,862
Depreciation, net of (gains) losses on disposals	259,660	–	–	–		259,660
Total costs and expenses	1,410,297	23,782	110,932	(2,812)		1,542,199

Earnings from operations before equity in earnings of subsidiaries	437,438	11,523	10,154	(703)		458,412

Equity in earnings of subsidiaries	14,175	–	–	(14,175)	(d)	–

Earnings from operations	451,613	11,523	10,154	(14,878)		458,412
Interest expense	(63,071)	–	–	703	(b)	(62,368)
Pretax earnings	388,542	11,523	10,154	(14,175)		396,044
Income tax expense	(137,696)	(3,953)	(3,549)	–		(145,198)
Earnings available to common shareholders	$250,846	$7,570	$6,605	$(14,175)		$250,846

(a) Balances for the six months ended June 30, 2017
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,359,855	$–	$–	$(1,809)	(c)	$1,358,046
Self-storage revenues	139,885	–	–	–		139,885
Self-moving and self-storage products and service sales	147,633	–	–	–		147,633
Property management fees	13,316	–	–	–		13,316
Life insurance premiums	–	–	81,785	–		81,785
Property and casualty insurance premiums	–	25,264	–	–		25,264
Net investment and interest income	4,465	9,508	39,761	(813)	(b)	52,921
Other revenue	101,077	–	2,210	(261)	(b)	103,026
Total revenues	1,766,231	34,772	123,756	(2,883)		1,921,876

Costs and expenses:
Operating expenses	760,199	13,505	11,642	(2,051)	(b,c)	783,295
Commission expenses	154,278	–	–	–		154,278
Cost of sales	84,314	–	–	–		84,314
Benefits and losses	–	6,670	87,169	–		93,839
Amortization of deferred policy acquisition costs	–	–	13,931	–		13,931
Lease expense	20,490	–	–	(93)	(b)	20,397
Depreciation, net of (gains) losses on disposals	205,285	–	–	–		205,285
Total costs and expenses	1,224,566	20,175	112,742	(2,144)		1,355,339

Earnings from operations before equity in earnings of subsidiaries	541,665	14,597	11,014	(739)		566,537

Equity in earnings of subsidiaries	16,879	–	–	(16,879)	(d)	–

Earnings from operations	558,544	14,597	11,014	(17,618)		566,537
Interest expense	(55,154)	–	–	739	(b)	(54,415)
Pretax earnings	503,390	14,597	11,014	(16,879)		512,122
Income tax expense	(179,742)	(5,032)	(3,700)	–		(188,474)
Earnings available to common shareholders	$323,648	$9,565	$7,314	$(16,879)		$323,648

(a) Balances for the six months ended June 30, 2016
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$250,846	$7,570	$6,605	$(14,175)	$250,846
Earnings from consolidated entities	(14,175)	–	–	14,175	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	269,505	–	–	–	269,505
Amortization of deferred policy acquisition costs	–	–	12,265	–	12,265
Amortization of debt issuance costs	1,946	–	–	–	1,946
Interest credited to policyholders	–	–	15,119	–	15,119
Change in allowance for losses on trade receivables	(16)	–	14	–	(2)
Change in allowance for inventory reserve	2,953	–	–	–	2,953
Net gain on sale of real and personal property	(9,845)	–	–	–	(9,845)
Net gain on sale of investments	–	(748)	(2,311)	–	(3,059)
Deferred income taxes	65,587	(1,730)	(792)	–	63,065
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(21,782)	6,281	(394)	–	(15,895)
Inventories	(21,036)	–	–	–	(21,036)
Prepaid expenses	41,486	–	–	–	41,486
Capitalization of deferred policy acquisition costs	–	–	(15,154)	–	(15,154)
Other assets	15,197	1,563	(145)	–	16,615
Related party assets	6,056	2,902	–	–	8,958
Accounts payable and accrued expenses	59,671	3,282	6,597	–	69,550
Policy benefits and losses, claims and loss expenses payable	16,081	(5,604)	1,580	–	12,057
Other policyholders' funds and liabilities	–	5,685	4,620	–	10,305
Deferred income	3,660	–	–	–	3,660
Related party liabilities	(3,945)	292	(9)	–	(3,662)
Net cash provided (used) by operating activities	662,189	19,493	27,995	–	709,677

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(754,052)	–	–	–	(754,052)
Short term investments	–	(27,059)	(7,706)	–	(34,765)
Fixed maturities investments	–	(29,381)	(190,239)	–	(219,620)
Equity securities	–	–	(662)	–	(662)
Preferred stock	–	(1,000)	–	–	(1,000)
Real estate	–	–	(118)	–	(118)
Mortgage loans	–	(7,609)	(43,208)	–	(50,817)
Proceeds from sales and paydowns of:
Property, plant and equipment	259,450	–	–	–	259,450
Short term investments	–	28,879	10,048	–	38,927
Fixed maturities investments	–	12,033	58,759	–	70,792
Preferred stock	–	988	–	–	988
Real estate	2,664	–	–	–	2,664
Mortgage loans	–	1,722	7,862	–	9,584
Net cash provided (used) by investing activities	(491,938)	(21,427)	(165,264)	–	(678,629)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2017

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	285,532	–	–	–	285,532
Principal repayments on credit facilities	(214,354)	–	–	–	(214,354)
Debt issuance costs	(3,413)	–	–	–	(3,413)
Capital lease payments	(150,302)	–	–	–	(150,302)
Employee Stock Ownership Plan	(3,960)	–	–	–	(3,960)
Securitization deposits	(186)	–	–	–	(186)
Common stock dividend paid	(19,587)	–	–	–	(19,587)
Investment contract deposits	–	–	232,752	–	232,752
Investment contract withdrawals	–	–	(97,262)	–	(97,262)
Net cash provided (used) by financing activities	(106,270)	–	135,490	–	29,220

Effects of exchange rate on cash	10,277	–	–	–	10,277

Increase (decrease) in cash and cash equivalents	74,258	(1,934)	(1,779)	–	70,545
Cash and cash equivalents at beginning of period	671,665	12,725	13,416	–	697,806
Cash and cash equivalents at end of period	$745,923	$10,791	$11,637	$–	$768,351
	(page 2 of 2)
(a) Balance for the period ended June 30, 2017

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$323,648	$9,565	$7,314	$(16,879)	$323,648
Earnings from consolidated entities	(16,879)	–	–	16,879	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	233,543	–	–	–	233,543
Amortization of deferred policy acquisition costs	–	–	13,931	–	13,931
Amortization of debt issuance costs	1,765	–	–	–	1,765
Interest credited to policyholders	–	–	11,028	–	11,028
Change in allowance for losses on trade receivables	92	–	(58)	–	34
Change in allowance for inventory reserve	800	–	–	–	800
Net gain on sale of real and personal property	(28,258)	–	–	–	(28,258)
Net gain on sale of investments	–	(2,709)	(1,936)	–	(4,645)
Deferred income taxes	114,112	24	588	–	114,724
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(6,265)	429	(2,266)	–	(8,102)
Inventories	(2,674)	–	–	–	(2,674)
Prepaid expenses	46,248	–	–	–	46,248
Capitalization of deferred policy acquisition costs	–	–	(14,360)	–	(14,360)
Other assets	(10,925)	2,150	80	–	(8,695)
Related party assets	5,718	(523)	–	–	5,195
Accounts payable and accrued expenses	41,958	1,766	1,438	–	45,162
Policy benefits and losses, claims and loss expenses payable	13,165	(2,888)	6,645	–	16,922
Other policyholders' funds and liabilities	–	566	997	–	1,563
Deferred income	5,034	–	–	–	5,034
Related party liabilities	(170)	456	(54)	–	232
Net cash provided (used) by operating activities	720,912	8,836	23,347	–	753,095

Cash flows from investing activities:
Purchases of:
Property, plant and equipment	(761,277)	–	–	–	(761,277)
Short term investments	–	(36,646)	(373,279)	–	(409,925)
Fixed maturities investments	–	(13,469)	(155,348)	–	(168,817)
Equity securities	–	–	(489)	–	(489)
Real estate	(3,510)	(4,580)	(7,698)	–	(15,788)
Mortgage loans	(1,982)	(3,063)	(131,637)	–	(136,682)
Proceeds from sales and paydowns of:
Property, plant and equipment	310,409	–	–	–	310,409
Short term investments	–	17,771	368,737	–	386,508
Fixed maturities investments	–	16,623	103,902	–	120,525
Preferred stock	–	2,651	–	–	2,651
Equity securities	–	–	831	–	831
Mortgage loans	4,345	9,603	91,783	–	105,731
Net cash provided (used) by investing activities	(452,015)	(11,110)	(103,198)	–	(566,323)
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
	(page 2 of 2)
(a) Balance for the period ended June 30, 2016

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended September 30, 2017
Total revenues	$988,808	$53,878	$1,042,686
Depreciation and amortization, net of (gains) losses on disposals	136,597	2,325	138,922
Interest expense	31,268	755	32,023
Pretax earnings	192,585	4,773	197,358
Income tax expense	71,280	1,439	72,719
Identifiable assets	9,621,634	461,256	10,082,890

Quarter Ended September 30, 2016
Total revenues	$949,915	$48,770	$998,685
Depreciation and amortization, net of (gains) losses on disposals	114,794	1,099	115,893
Interest expense	27,987	2	27,989
Pretax earnings	270,644	8,347	278,991
Income tax expense	100,272	2,244	102,516
Identifiable assets	8,710,057	297,061	9,007,118

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months Ended September 30, 2017
Total revenues	$1,901,922	$98,689	$2,000,611
Depreciation and amortization, net of (gains) losses on disposals	268,096	3,829	271,925
Interest expense	60,911	1,457	62,368
Pretax earnings	384,558	11,486	396,044
Income tax expense	141,890	3,308	145,198
Identifiable assets	9,621,634	461,256	10,082,890

Six Months Ended September 30, 2016
Total revenues	$1,830,644	$91,232	$1,921,876
Depreciation and amortization, net of (gains) losses on disposals	216,794	2,422	219,216
Interest expense	54,413	2	54,415
Pretax earnings	495,557	16,565	512,122
Income tax expense	184,017	4,457	188,474
Identifiable assets	8,710,057	297,061	9,007,118

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$268	$257
Interest cost on accumulated postretirement benefit	217	203
Other components	15	22
Net periodic postretirement benefit cost	$500	$482

	Six Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$536	$513
Interest cost on accumulated postretirement benefit	434	407
Other components	30	44
Net periodic postretirement benefit cost	$1,000	$964

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheet at September 30, 2017 and March 31, 2017, that are subject to ASC 820 and the valuation approach applied to each of these items.

As of September 30, 2017	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short term investments	$541,976	$541,776	$200	$–
Fixed maturities - available for sale	1,804,501	6,850	1,797,323	328
Preferred stock	14,303	14,303	–	–
Common stock	24,964	24,964	–	–
Derivatives	3,603	3,603	–	–
Total	$2,389,347	$591,496	$1,797,523	$328

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	2,167	–	2,167	–
Total	$2,167	$–	$2,167	$–

As of March 31, 2017	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short term investments	$521,911	$521,710	$201	$–
Fixed maturities - available for sale	1,625,845	6,491	1,619,024	330
Preferred stock	13,489	13,489	–	–
Common stock	24,434	24,434	–	–
Derivatives	4,260	4,260	–	–
Total	$2,189,939	$570,384	$1,619,225	$330

Liabilities
Guaranteed residual values of TRAC leases	$–	$–	$–	$–
Derivatives	4,903	–	4,903	–
Total	$4,903	$–	$4,903	$–

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents the fair value measurements for our assets at September 30, 2017 using significant unobservable inputs (Level 3).

.	Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2017	$330

Fixed Maturities - Asset Backed Securities - redeemed	(4)
Fixed Maturities - Asset Backed Securities - net loss (unrealized)	2
Balance at September 30, 2017	$328

15. Real Estate Agreements

In February 2017, Real Estate entered into an agreement with a qualified intermediary regarding a potential 1031 Exchange related to the sale of a portion of our Chelsea, New York location.  The qualified intermediary formed an LLC to facilitate the reverse exchange portion of the 1031 Exchange, which was determined to be a VIE.  Real Estate was deemed to be the primary beneficiary of this VIE as it has the ability to direct the activities that most significantly impact its economic performance and has all of the risks and rewards of ownership.  Accordingly, Real Estate consolidated this VIE.  As of September 30, 2017, Real Estate had loaned $91.8 million to the VIE for the purchase of replacement properties.

16. Subsequent Events

Real Estate Agreement

On October 10, 2017, the sale of a portion of our Chelsea, New York property into the 1031 Exchange was completed and the net sales proceeds of $194.2 million were transferred to the qualified intermediary.  The qualified intermediary closed on the reverse exchange and transferred $95.1 million to Real Estate.  The sole membership interest in each property held within the VIE was assigned to Real Estate in satisfaction of the outstanding loan. The remaining $105.1 million will be held in deposit at the qualified intermediary until the acquisition of additional replacement properties are closed no later than April 8, 2018.

Real Estate expects to record a gain of $188.0 million (sales proceeds price of $200.3 million less $12.3 million book value and associated costs) in its third quarter.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2018, compared with the second quarter and first six months of fiscal 2017, which are followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2018.

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

Overall Strategy

Our overall strategy is to maintain our leadership position in the United States and Canada “do-it-yourself” moving and storage industry. We accomplish this by providing a seamless and integrated supply chain to the “do-it-yourself” moving and storage market. As part of executing this strategy, we leverage the brand recognition of U-Haul with our full line of moving and self-storage related products and services and the convenience of our broad geographic presence.

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

Property and Casualty Insurance

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove®, Safetow®, Safemove Plus®, Safestor® and Safestor Mobile® protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for Property and Casualty Insurance includes offering property and casualty insurance products in other U-Haul® related programs.

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

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of the changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, the Company has changed its depreciation policy to raise the value threshold before certain assets are capitalized. This change in procedure, results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had additional operating expenses of $13.4 million and $11.7 million in the first six months of fiscal 2018 and 2017, respectively. This change in procedure is expected to benefit the Company through the immediate recognition of tax deductible costs.

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

Management determined that additions to the fleet resulting from purchases should be depreciated on an accelerated method based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively, and then reduced on a straight line basis to a salvage value of 15% by the end of year fifteen. Prior to October 2012, rental equipment subject to this depreciation schedule was depreciated to a salvage value of 20%. Comparatively, a standard straight line approach would reduce the book value by approximately 5.7% per year over the life of the truck.

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

On a regular basis, management reviews insurance reserve adequacy to determine if existing assumptions need to be updated. In determining the assumptions for calculating workers’ compensation reserves, management considers multiple factors including the following:

  Claimant longevity
  Cost trends associated with claimant treatments
  Changes in ceding entity and third party administrator reporting practices
  Changes in environmental factors including legal and regulatory

  Current conditions affecting claim settlements
  Future economic conditions including inflation

We reserve each claim based upon the accumulation of claim costs projected through each claimant’s life expectancy, and then adjust for applicable reinsurance arrangements.  Management reviews each claim bi-annually to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.  We factor in an estimate of potential cost increases in our IBNR liability.  We do not assume settlement of existing claims in calculating the reserve amount, unless it is in the final stages of completion.

Continued increases in claim costs, including medical inflation and new treatments and medications could lead to future adverse development resulting in additional reserve strengthening.  Conversely, settlement of existing claims or injured workers returning to work or expiring prematurely, could lead to future positive development.

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the second quarter or first six months of fiscal 2018 or 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases – (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update will also require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. We have determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities. We are still in the process of determining the impact on our consolidated financial statements. For the last ten years, we have reported a discounted estimate of the off-balance sheet lease obligations in our MD&A.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statements of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. This update will become effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We do not expect adoption of ASU 2016-18 to have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This update will become effective for the Company for fiscal years beginning after December 15, 2017, including interim periods within those years. We do not expect adoption of ASU 2017-01 to have a material effect on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how companies that sponsor defined benefit pension plans present the related net periodic benefit cost in the income statement. The service cost component of the net periodic benefit cost will continue to be presented in the same income statement line items, however other components of the net periodic benefit cost will be presented as a component of other income and excluded from operating profit. ASU 2017-07 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. We do not expect adoption of ASU 2017-07 to have a material effect on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2017 compared with the Quarter Ended September 30, 2016

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2018 and the second quarter of fiscal 2017:

	Quarter Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$740,558	$711,710
Self-storage revenues	80,472	72,163
Self-moving and self-storage products and service sales	73,268	70,330
Property management fees	6,831	6,712
Life insurance premiums	38,862	40,893
Property and casualty insurance premiums	15,026	14,009
Net investment and interest income	26,469	25,590
Other revenue	61,200	57,278
Consolidated revenue	$1,042,686	$998,685

Self-moving equipment rental revenues increased $28.8 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017.  Increases in both one-way and in-town transactions led to the improvement in revenue.  We increased the number of trucks, trailers, towing devices, independent dealers and Company-owned locations compared with the same period last year.

Self-storage revenues increased $8.3 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017.  The average monthly amount of occupied square feet increased by 8.1% during the second quarter of fiscal 2018 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 3.6 million net rentable square feet or a 14.2% increase, with approximately 1.0 million of that coming on during the second quarter of fiscal 2018.

Sales of self-moving and self-storage products and services increased $2.9 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Life insurance premiums decreased $2.0 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017 due to decreased Medicare Supplement premiums.

Property and casualty insurance premiums increased $1.0 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017 due to an increase in Safetow® and Safestor® sales which corresponds with increased equipment and storage rental transactions.

Net investment and interest income increased $0.9 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017 due to a larger invested asset base across the organization, partially offset by a decrease in gains generated from our mortgage loan portfolio at the insurance companies.

Other revenue increased $3.9 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017, primarily coming from growth in our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,042.7 million for the second quarter of fiscal 2018, compared with $998.7 million for the second quarter of fiscal 2017.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2018 and the second quarter of fiscal 2017. The insurance companies second quarters ended June 30, 2017 and 2016.

	Quarter Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$965,208	$920,400
Earnings from operations before equity in earnings of subsidiaries	216,930	293,160
Property and casualty insurance
Revenues	19,199	17,887
Earnings from operations	6,087	7,094
Life insurance
Revenues	60,430	61,961
Earnings from operations	6,718	7,098
Eliminations
Revenues	(2,151)	(1,563)
Earnings from operations before equity in earnings of subsidiaries	(354)	(372)
Consolidated results
Revenues	1,042,686	998,685
Earnings from operations	229,381	306,980

Total costs and expenses increased $121.6 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017. The Moving and Storage segment accounted for $121.0 million of the increase. Operating expenses for Moving and Storage increased $93.9 million. In the second quarter of fiscal 2017, we recognized the difference between the accrued amount and actual settlement amount of the PODS case as a $24.6 million reduction of operating expenses. Excluding this effect in the prior year, operating expenses for Moving and Storage increased $69.3 million. Personnel costs, equipment maintenance and property tax led to the increase in operating expenses in the second quarter of fiscal 2018. Depreciation expense increased $18.6 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $4.5 million.  Compared with the second quarter of last year, we sold fewer trucks and the trucks we did sell had a higher average cost; however we received incrementally higher proceeds per unit.  Lease expense decreased $0.8 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $229.4 million for the second quarter of fiscal 2018, compared with $307.0 million for the second quarter of fiscal 2017.

Interest expense for the second quarter of fiscal 2018 was $32.0 million, compared with $28.0 million for the second quarter of fiscal 2017 primarily due to increased borrowings.

Income tax expense was $72.7 million for the second quarter of fiscal 2018, compared with $102.5 million for the second quarter of fiscal 2017.

As a result of the above mentioned items, earnings available to common shareholders were $124.6 million for the second quarter of fiscal 2018, compared with $176.5 million for the second quarter of fiscal 2017.

Basic and diluted earnings per share for the second quarter of fiscal 2018 were $6.36, compared with $9.01 for the second quarter of fiscal 2017.

The weighted average common shares outstanding basic and diluted were 19,588,571 for the second quarter of fiscal 2018, compared with 19,586,411 for the second quarter of fiscal 2017.

Moving and Storage

Quarter Ended September 30, 2017 compared with the Quarter Ended September 30, 2016

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the second quarter of fiscal 2018 and the second quarter of fiscal 2017:

	Quarter Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$741,714	$712,739
Self-storage revenues	80,472	72,163
Self-moving and self-storage products and service sales	73,268	70,330
Property management fees	6,831	6,712
Net investment and interest income	3,177	2,353
Other revenue	59,746	56,103
Moving and Storage revenue	$965,208	$920,400

Self-moving equipment rental revenues increased $29.0 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017.  Increases in both one-way and in-town transactions led to the improvement in revenue.  We increased the number of trucks, trailers, towing devices, independent dealers and Company-owned locations compared with the same period last year.

Self-storage revenues increased $8.3 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017.  The average monthly amount of occupied square feet increased by 8.1% during the second quarter of fiscal 2018 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 3.6 million net rentable square feet or a 14.2% increase, with approximately 1.0 million of that coming on during the second quarter of fiscal 2018.

Sales of self-moving and self-storage products and services increased $2.9 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Net investment and interest income increased $0.8 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017.

Other revenue increased $3.6 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017, caused primarily by growth in the U-Box® program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	341	294
Square footage as of September 30	29,104	25,480
Average number of rooms occupied	249	230
Average occupancy rate based on room count	73.9%	78.9%
Average square footage occupied	22,408	20,722

Over the last twelve months we added approximately 3.6 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 6.1%.

Total costs and expenses increased $121.0 million during the second quarter of fiscal 2018, compared with the second quarter of fiscal 2017. Operating expenses for Moving and Storage increased $93.9 million. In the second quarter of fiscal 2017, we recognized the difference between the accrued amount and actual settlement amount of the PODS case as a $24.6 million reduction of operating expenses. Excluding this effect in the prior year operating expenses for Moving and Storage increased $69.3 million. Personnel costs, equipment maintenance and property tax led the increase in operating expenses in the second quarter of fiscal 2018. Depreciation expense increased $18.6 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $4.5 million.  Compared with the second quarter of last year, we sold fewer trucks and the trucks we did sell had a higher average cost; however we received incrementally higher proceeds per unit.  Lease expense decreased $0.8 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $216.9 million for the second quarter of fiscal 2018, compared with $293.2 million for the second quarter of fiscal 2017.

Equity in the earnings of AMERCO’s insurance subsidiaries was $8.4 million and $9.3 million for the second quarter of fiscal 2018 and 2017, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $225.3 million for the second quarter of fiscal 2018, compared with $302.5 million for the second quarter of fiscal 2017.

Property and Casualty Insurance

Quarter Ended June 30, 2017 compared with the Quarter Ended June 30, 2016

Net premiums were $15.5 million and $14.0 million for the second quarters ended June 30, 2017 and 2016, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same time period as well as from sales of Safestor® through independent storage operators not owned or managed by U-Haul.

Net investment income was $3.7 million and $3.9 million for the second quarters ended June 30, 2017 and 2016 respectively. Realized investment gains decreased by $0.5 million.

Net operating expenses were $8.2 million and $7.2 million for the second quarters ended June 30, 2017 and 2016, due to an increase in commissions and decreased loss adjusting fees and subrogation income.

Benefits and losses incurred were $4.9 million and $3.6 million for the second quarters ended June 30, 2017 and 2016, respectively due to increased premium volume.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $6.1 million and $7.1 million for the second quarters ended June 30, 2017 and 2016, respectively.

Life Insurance

Quarter Ended June 30, 2017 compared with the Quarter Ended June 30, 2016

Net premiums were $38.9 million and $40.9 million for the quarters ended June 30, 2017 and 2016, respectively. Medicare Supplement premiums decreased by $2.1 million due to the reduction in new sales and decreased premiums on the existing business partially offset by rate increases on renewal premiums. Life premiums increased $0.3 million primarily from the new sales of a whole life single premium product while supplemental contract considerations decreased $0.2 million. Deferred annuity deposits increased $21.3 million to $77.3 million and are accounted for on the balance sheet as deposits rather than premiums.

Net investment and interest income was $20.0 million and $19.8 million for the quarters ended June 30, 2017 and 2016, respectively. Investment income increased $1.9 million due to a larger invested asset base. This increase was offset by decreases in gains of $0.9 million from their mortgage loan portfolio and $0.8 million from fixed maturities.

Net operating expenses were $5.5 million and $5.6 million for the quarters ended June 30, 2017 and 2016, respectively. The decrease was primarily due to a reduction in commission expense resulting from decreased Medicare Supplement premiums.

Benefits and losses incurred were $42.2 million and $43.3 million for the quarters ended June 30, 2017 and 2016, respectively. The decrease was due to a $3.2 million reduction in Medicare supplement benefits resulting from an improved benefit to premium ratio and a $0.3 million decrease in supplemental contract and immediate annuity payouts. Partially offsetting this was a $1.6 million increase in interest credited to policyholders as a result of the increased annuity deposit base along with $0.8 million from life insurance benefits.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $5.9 million and $6.0 million for the quarters ended June 30, 2017 and 2016, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $6.7 million and $7.1 million for the quarters ended June 30, 2017 and 2016, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2017 compared with the Six Months Ended September 30, 2016

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2018 and the first six months of fiscal 2017:

	Six Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,410,416	$1,358,046
Self-storage revenues	157,190	139,885
Self-moving and self-storage products and service sales	152,179	147,633
Property management fees	13,593	13,316
Life insurance premiums	77,953	81,785
Property and casualty insurance premiums	26,841	25,264
Net investment and interest income	53,686	52,921
Other revenue	108,753	103,026
Consolidated revenue	$2,000,611	$1,921,876

Self-moving equipment rental revenues increased $52.4 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017.  Increases in both one-way and in-town transactions led to the improvement in revenue.  We increased the number of trucks, trailers, towing devices, independent dealers and Company-owned locations compared with the same period last year.

Self-storage revenues increased $17.3 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017.  The average monthly amount of occupied square feet increased by 8.1% during the first six months of fiscal 2018 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 3.6 million net rentable square feet or a 14.2% increase, with approximately 1.8 million of that coming on during the first six months of fiscal 2018.

Sales of self-moving and self-storage products and services increased $4.5 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Life insurance premiums decreased $3.8 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $1.6 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017 due to an increase in Safetow® and Safestor® sales which corresponds with increased equipment and storage rental transactions.

Net investment and interest income increased $0.8 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017 due to a larger invested asset base across the organization, partially offset by a decrease in gains generated from our mortgage loan portfolio at the insurance companies.

Other revenue increased $5.7 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017, primarily coming from growth in our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,000.6 million for the first six months of fiscal 2018, as compared with $1,921.9 million for the first six months of fiscal 2017.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2018 and the first six months of fiscal 2017. The insurance companies’ first six months ended June 30, 2017 and 2016.

	Six Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,847,735	$1,766,231
Earnings from operations before equity in earnings of subsidiaries	437,438	541,665
Property and casualty insurance
Revenues	35,305	34,772
Earnings from operations	11,523	14,597
Life insurance
Revenues	121,086	123,756
Earnings from operations	10,154	11,014
Eliminations
Revenues	(3,515)	(2,883)
Earnings from operations before equity in earnings of subsidiaries	(703)	(739)
Consolidated results
Revenues	2,000,611	1,921,876
Earnings from operations	458,412	566,537

Total costs and expenses increased $186.9 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017. Operating expenses at Moving and Storage increased $124.3 million.  In the second quarter of fiscal 2017, we recognized the difference between the accrued amount and actual settlement amount of the PODS case as a $24.6 million reduction of operating expenses. Excluding this effect in the prior year, operating expenses for Moving and Storage increased $99.7 million. Personnel costs, equipment maintenance and property tax led the increase in operating expenses in the first six months of fiscal 2018. Depreciation expense increased $36.0 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $18.4 million. This resulted in an increase of $54.4 million in depreciation expense, net.  Compared with the first six months of fiscal 2017, we have sold fewer used trucks. On average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit.  Lease expense decreased $3.5 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases; this ongoing shift in financing allocation also contributed to the increase in depreciation expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $458.4 million for the first six months of fiscal 2018, as compared with $566.5 million for the first six months of fiscal 2017.

Interest expense for the first six months of fiscal 2018 was $62.4 million, compared with $54.4 million for the first six months of fiscal 2017 primarily due to increased borrowings.

Income tax expense was $145.2 million for the first six months of fiscal 2018, compared with $188.5 million for first six months of fiscal 2017 due to lower pretax earnings for the first six months of fiscal 2018.

As a result of the above mentioned items, earnings available to common shareholders were $250.8 million for the first six months of fiscal 2018, compared with $323.6 million for the first six months of fiscal 2017.

Basic and diluted earnings per common share for the first six months of fiscal 2018 were $12.81, compared with $16.52 for the first six months of fiscal 2017.

The weighted average common shares outstanding basic and diluted were 19,588,231 for the first six months of fiscal 2018, compared with 19,586,240 for the first six months of fiscal 2017.

Moving and Storage

Six Months Ended September 30, 2017 compared with the Six Months Ended September 30, 2016

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2018 and the first six months of fiscal 2017:

	Six Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,412,412	$1,359,855
Self-storage revenues	157,190	139,885
Self-moving and self-storage products and service sales	152,179	147,633
Property management fees	13,593	13,316
Net investment and interest income	5,834	4,465
Other revenue	106,527	101,077
Moving and Storage revenue	$1,847,735	$1,766,231

Self-moving equipment rental revenues increased $52.6 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017.  Increases in both one-way and in-town transactions led to the improvement in revenue.  We increased the number of trucks, trailers, towing devices, independent dealers and Company-owned locations compared with the same period last year.

Self-storage revenues increased $17.3 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017.  The average monthly amount of occupied square feet increased by 8.1% during the first six months of fiscal 2018 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 3.6 million net rentable square feet or a 14.2% increase, with approximately 1.8 million of that coming on during the first six months of fiscal 2018.

Sales of self-moving and self-storage products and services increased $4.5 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Net investment and interest income increased $1.4 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017 due to improved rates on our invested cash balances.

Other revenue increased $5.5 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017, primarily coming from growth in our U-Box® program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	341	294
Square footage as of September 30	29,104	25,480
Average number of rooms occupied	243	225
Average occupancy rate based on room count	73.5%	78.2%
Average square footage occupied	21,895	20,257

Over the last twelve months we added approximately 3.6 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 6.1%.

Moving and Storage total costs and expenses increased $185.7 million during the first six months of fiscal 2018, compared with the first six months of fiscal 2017.  Operating expenses at Moving and Storage increased $124.3 million.  In the second quarter of fiscal 2017, we recognized the difference between the accrued amount and actual settlement amount of the PODS case as a $24.6 million reduction of operating expenses. Excluding this in the prior year, operating expenses for Moving and Storage increased $99.7 million. Personnel costs, equipment maintenance and property tax led the increase in operating expenses in the second quarter of fiscal 2018. Depreciation expense increased $36.0 million due to the additional amount of equipment in the rental fleet.  Gains from the disposal of property, plant and equipment decreased $18.4 million. This resulted in an increase of $54.4 million in depreciation expense, net.  Compared with the first six months of fiscal 2017, we have sold fewer used trucks. On average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit.  Lease expense decreased $3.5 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases; this ongoing shift in financing allocation also contributed to the increase in depreciation expense.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $437.4 million for the first six months of fiscal 2018, compared with $541.7 million for the first six months of fiscal 2017.

Equity in the earnings of AMERCO’s insurance subsidiaries was $14.2 million for the first six months of fiscal 2018, compared with $16.9 million for the first six months of fiscal 2017.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $451.6 million for the first six months of fiscal 2018, compared with $558.5 million for the first six months of fiscal 2017.

Property and Casualty Insurance

Six Months Ended June 30, 2017 compared with the Six Months Ended June 30, 2016

Net premiums were $27.3 million and $25.3 million for the six months ended June 30, 2017 and 2016, respectively.  A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with increased moving and storage transactions at U-Haul during the same time period.

Net investment income was $8.0 million and $9.5 million for the six months ended June 30, 2017 and 2016, respectively. Realized investment gains decreased by $1.9 million.

Net operating expenses were $16.5 million and $13.5 million for the six months ended June 30, 2017 and 2016, respectively, due to an increase in commissions and decreased loss adjusting fees and subrogation income.

Benefits and losses incurred were $7.3 million and $6.7 million for the six months ended June 30, 2017 and 2016, respectively. The increase resulted from increased premium volume in the Safes and Self-Storage Programs.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $11.5 million and $14.6 million for the six months ended June 30, 2017 and 2016, respectively.

Life Insurance

Six Months Ended June 30, 2017 compared with the Six Months Ended June 30, 2016

Net premiums were $78.0 million and $81.8 million for the six months ended June 30, 2017 and 2016, respectively. Medicare Supplement premiums decreased by $3.5 million due to the reduction in new sales and decreased premiums on the existing business offset by rate increases on renewal premiums. Other lines had a net decrease of $0.3 million.  Deferred annuity deposits increased $61.0 million to $172.7 million and are accounted for on balance sheet as deposits rather than premiums.

Net investment income was $40.6 million and $39.8 million for the six months ended June 30, 2017 and 2016, respectively. Investment income and realized gain from fixed maturities increased $5.4 million from a larger invested asset base. This increase was offset by a $4.6 million decrease in gains from the mortgage loan portfolio.

Net operating expenses were $11.1 million and $11.6 million for the six months ended June 30, 2017 and 2016, respectively, primarily due to a reduction in commission expense from decreased Medicare Supplement premiums.

Benefits and losses incurred were $87.5 million and $87.2 million for the six months ended June 30, 2017 and 2016, respectively. The increase was due to a $4.2 million increase in interest credited to policyholders as a result of the increased annuity deposit base along with $1.7 million from life insurance benefits. Partially offsetting this was a $5.0 million decrease in Medicare supplement benefits from an improved benefit to premium ratio and a $0.6 million decrease in supplemental contract payouts.

Amortization of DAC, SIA and the VOBA was $12.3 million and $13.9 million for the six months ended June 30, 2017 and 2016, respectively. The decrease was primarily due to additional DAC amortization in the six months ended June 30, 2016, generated by gains on mortgage loan investments partially offset by the increased amortization from a larger DAC asset in the current year.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $10.2 million and $11.0 million for the six months ended June 30, 2017 and 2016, respectively.

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

At September 30, 2017, cash and cash equivalents totaled $779.1 million, compared with $697.8 million at March 31, 2017. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of September 30, 2017 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$745,923	$10,791	$11,637
Other financial assets	171,517	450,987	1,920,603
Debt obligations	3,422,077	–	–

(a) As of June 30, 2017

At September 30, 2017, Moving and Storage had additional borrowing capacity available under existing credit facilities of $194.0 million. The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities decreased $43.4 million in the first six months of fiscal 2018 compared with the first six months of fiscal 2017.  Fiscal 2018 includes a $23.0 million increase in federal income tax payments.

Net cash used in investing activities increased $112.3 million in the first six months of fiscal 2018, compared with the first six months of fiscal 2017. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, decreased $7.2 million. Cash from the sales of property, plant and equipment decreased $51.0 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $72.4 million compared with the prior year period.

Net cash provided by financing activities decreased $115.2 million in the first six months of fiscal 2018, as compared with the first six months of fiscal 2017. This was due to a combination of increased debt and capital lease repayments of $122.8 million, a decrease in cash from borrowings of $46.3 million and an increase in net annuity deposits from Life Insurance of $54.9 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2018, we will reinvest in our truck and trailer rental fleet approximately $470 million, net of equipment sales excluding any lease buyouts. Through the first six months of fiscal 2018, we have invested, net of equipment sales, approximately $409 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2018 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2018 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first six months of fiscal 2018, we invested approximately $257.5 million in real estate acquisitions, new construction and renovation and major repairs. For the remainder of fiscal 2018, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $494.6 million and $450.9 million for the first six months of fiscal 2018 and 2017, respectively. The components of our net capital expenditures are provided in the following table:

	Six Months Ended September 30,
	2017	2016
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$665,159	$665,165
Equipment lease buyouts	–	12,244
Purchases of real estate, construction and renovations	257,513	251,739
Other capital expenditures	65,286	65,980
Gross capital expenditures	987,958	995,128
Less: Lease proceeds	(233,906)	(233,851)
Less: Sales of property, plant and equipment	(259,450)	(310,409)
Net capital expenditures	494,602	450,868

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

Property and Casualty Insurance’s stockholder’s equity was $193.0 million and $180.9 million at June 30, 2017 and December 31, 2016, respectively. The increase resulted from net earnings of $7.6 million and an increase in other comprehensive income of $4.5 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the first six months ended June 30, 2017 were $135.5 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $315.2 million and $296.1 million at June 30, 2017 and December 31, 2016, respectively. The increase resulted from net earnings of $6.6 million and an increase in other comprehensive income of $12.5 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of June 30, 2017, Oxford had outstanding deposits of $60.0 million through its membership in the FHLB system. For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $673.4 million and $720.9 million for the first six months of fiscal 2018 and 2017. Fiscal 2018 includes a $23.0 million increase in federal income tax payments.

Property and Casualty Insurance

Net cash provided by operating activities were $19.5 million and $8.8 million for the six months ended June 30, 2017 and 2016, respectively. The increase was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short term investment portfolios amounted to $16.9 million and $20.7 million at June 30, 2017 and December 31, 2016, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $28.0 million and $23.3 million for the six months ended June 30, 2017 and 2016, respectively. The increase in operating cash flows was due to timing of collection of receivables and settlement of payables, offset by a decrease in collected premiums and a federal income tax payment.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short term portfolio and its membership in the FHLB. At June 30, 2017 and December 31, 2016, cash and cash equivalents and short term investments amounted to $16.5 million and $20.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At September 30, 2017, we had available borrowing capacity under existing credit facilities of $194.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At September 30, 2017, we had $0.3 million of available-for-sale assets classified in Level 3.

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

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $16.5 million of residual values at September 30, 2017 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $31.2 million at September 30, 2017.

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

We currently manage the self-storage properties owned or leased by Blackwater and Mercury pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $17.0 million and $15.5 million from the above mentioned entities for both the first six months of fiscal 2018 and 2017. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder) and a trust benefitting the children and grandchild of Edward J. Shoen.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. Total lease payments pursuant to such leases were $1.4 million for both the first six months of fiscal 2018 and 2017. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At September 30, 2017, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $33.4 million and $32.9 million in commissions pursuant to such dealership contracts during the first six months of fiscal 2018 and 2017, respectively.

During the first six months of fiscal 2018, a subsidiary of ours held a junior unsecured note of SAC Holding Corporation. We do not have an equity ownership interest in SAC Holding Corporation. We recorded interest income of $2.4 million and $2.5 million and received cash interest payments of $2.2 million and $2.3 million from SAC Holding Corporation for the first six months of fiscal 2018 and 2017, respectively. The largest aggregate amount of the note receivable outstanding during the first six months of fiscal 2018 was $48.1 million and the aggregate note receivable balance at September 30, 2017 was $47.5 million. In accordance with the terms of this note, SAC Holding Corporation may prepay the notes without penalty or premium at any time. We are currently negotiating to extend this note. The scheduled maturity of this note is 2017.

These agreements along with a note with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $14.8 million, expenses of $1.4 million and cash flows of $13.7 million during the first six months of fiscal 2018. Revenues and commission expenses related to the Dealer Agreements were $155.2 million and $33.4 million, respectively during the first six months of fiscal 2018.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease.  We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements at September 30, 2017:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$63,055		$(2,273)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
8,438	(a)	(54)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
17,292	(a)	(60)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
6,800	(a)	(19)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
6,989	(b)	9	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
9,479		32	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
18,113		198	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of September 30, 2017, we had $700.2 million of variable rate debt obligations and $7.0 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $5.8 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

Additionally, our insurance subsidiaries’ fixed income investment portfolios expose us to interest rate risk. This interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. As part of our insurance companies’ asset and liability management, actuaries estimate the cash flow patterns of our existing liabilities as compared to the characteristics of the supporting assets. Management uses these outcomes to determine an asset allocation strategy for future investments that management believes will mitigate the overall effect of interest rates.

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.9% and 4.8% of our revenue was generated in Canada during the first six months of fiscal 2018 and 2017, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, estimates of capital expenditures, plans for future operations, products or services, financing needs, plans and strategies, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box® program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our capital resources and the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the degree and nature of our competition; our leverage; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; the limited number of manufacturers that supply our rental trucks; our ability to effectively hedge our variable interest rate debt; that we are controlled by a small contingent of stockholders; risks relating to our note receivable from SAC Holding Corporation; fluctuations in quarterly results and seasonality; changes in, and our compliance with, government regulations, particularly environmental regulations and regulations relating to motor carrier operations; our reliance on our third party dealer network; liability claims relating to our rental vehicles and equipment; our ability to attract, motivate and retain key employees; reliance on our automated systems and the internet; our credit ratings; our ability to recover under reinsurance arrangements and other factors described in our Annual Report on Form 10-K in Item 1A. Risk Factors, and in this Quarterly Report or the other documents we file with the SEC. The above factors, as well as other statements in this Quarterly Report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by law.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
4.1	Thirty-First Supplemental Indenture and Pledge and Security Agreement dated October 24, 2017, by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 25, 2017, file no. 1-11255
10.1

Credit Agreement, dated as of September 1, 2017, by and among AMERCO, as the Borrower, Bank of America, N.A., as Agent for all the lenders, and the financial institutions party thereto from time to time, as Lenders.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 7, 2017, file no. 1-11255
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

Date: November 8, 2017	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: November 8, 2017	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)