Form 10-Q
period 2017-12-31
AMERCO /NV/
filed 2018-02-07
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2017

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 1, 2018.

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	December 31,	March 31,
	2017	2017
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,022,887	$697,806
Reinsurance recoverables and trade receivables, net	205,873	178,081
Inventories, net	95,672	82,439
Prepaid expenses	147,375	124,728
Investments, fixed maturities and marketable equities	1,868,314	1,663,768
Investments, other	407,822	367,830
Deferred policy acquisition costs, net	124,820	130,213
Other assets	93,608	97,525
Related party assets	42,909	86,168
	4,009,280	3,428,558
Property, plant and equipment, at cost:
Land	738,525	648,757
Buildings and improvements	3,000,208	2,618,265
Furniture and equipment	600,216	510,415
Rental trailers and other rental equipment	538,334	492,280
Rental trucks	4,243,305	4,091,598
	9,120,588	8,361,315
Less: Accumulated depreciation	(2,632,909)	(2,384,033)
Total property, plant and equipment	6,487,679	5,977,282
Total assets	$10,496,959	$9,405,840
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$469,955	$450,541
Notes, loans and leases payable	3,493,908	3,262,880
Policy benefits and losses, claims and loss expenses payable	1,090,206	1,086,322
Liabilities from investment contracts	1,319,945	1,112,498
Other policyholders' funds and liabilities	10,739	10,150
Deferred income	27,491	28,696
Deferred income taxes	671,548	835,009
Total liabilities	7,083,792	6,786,096

Commitments and contingencies (notes 4, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of December 31 and March 31, 2017	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2017	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2017	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of December 31 and March 31, 2017	10,497	10,497
Additional paid-in capital	452,619	452,172
Accumulated other comprehensive loss	(9,911)	(51,236)
Retained earnings	3,643,253	2,892,893
Cost of common shares in treasury, net (22,377,912 shares as of December 31 and March 31, 2017)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of December 31 and March 31, 2017)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(5,641)	(6,932)
Total stockholders' equity	3,413,167	2,619,744
Total liabilities and stockholders' equity	$10,496,959	$9,405,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$574,801	$541,473
Self-storage revenues	82,127	72,309
Self-moving and self-storage products and service sales	53,130	51,562
Property management fees	9,881	9,734
Life insurance premiums	38,957	41,279
Property and casualty insurance premiums	16,093	14,938
Net investment and interest income	28,821	22,833
Other revenue	39,072	36,327
Total revenues	842,882	790,455

Costs and expenses:
Operating expenses	438,071	389,352
Commission expenses	63,487	61,052
Cost of sales	33,995	32,537
Benefits and losses	45,168	45,403
Amortization of deferred policy acquisition costs	5,952	5,200
Lease expense	8,415	8,807
Depreciation, net of (gains) losses on disposal of (($4,235) and ($2,099), respectively)	137,061	118,541
Net (gains) losses on disposal of real estate	(192,404)	(2,418)
Total costs and expenses	539,745	658,474

Earnings from operations	303,137	131,981
Interest expense	(31,558)	(28,782)
Amortization on early extinguishment of debt	–	(499)
Pretax earnings	271,579	102,700
Income tax (expense) benefit	257,315	(37,472)
Earnings available to common stockholders	$528,894	$65,228
Basic and diluted earnings per common share	$27.00	$3.33
Weighted average common shares outstanding: Basic and diluted	19,589,218	19,586,694

Related party revenues for the third quarter of fiscal 2018 and 2017, net of eliminations, were $10.8 million and $11.0 million, respectively.

Related party costs and expenses for the third quarter of fiscal 2018 and 2017, net of eliminations, were $14.1 million and $13.7 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,985,217	$1,899,519
Self-storage revenues	239,317	212,194
Self-moving and self-storage products and service sales	205,309	199,195
Property management fees	23,474	23,050
Life insurance premiums	116,910	123,064
Property and casualty insurance premiums	42,934	40,202
Net investment and interest income	82,507	75,754
Other revenue	147,825	139,353
Total revenues	2,843,493	2,712,331

Costs and expenses:
Operating expenses	1,347,477	1,172,647
Commission expenses	222,203	215,330
Cost of sales	124,456	116,851
Benefits and losses	139,997	139,242
Amortization of deferred policy acquisition costs	18,217	19,131
Lease expense	25,277	29,204
Depreciation, net of (gains) losses on disposal of (($14,260) and ($30,398), respectively)	396,540	323,785
Net (gains) losses on disposal of real estate	(192,223)	(2,377)
Total costs and expenses	2,081,944	2,013,813

Earnings from operations	761,549	698,518
Interest expense	(93,926)	(83,197)
Amortization on early extinguishment of debt	–	(499)
Pretax earnings	667,623	614,822
Income tax (expense) benefit	112,117	(225,946)
Earnings available to common stockholders	$779,740	$388,876
Basic and diluted earnings per common share	$39.81	$19.85
Weighted average common shares outstanding: Basic and diluted	19,588,558	19,586,389

Related party revenues for the first nine months of fiscal 2018 and 2017, net of eliminations, were $26.8 million and $26.7 million, respectively.

Related party costs and expenses for the first nine months of fiscal 2018 and 2017, net of eliminations, were $48.9 million and $47.9 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended December 31, 2017	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$271,579	$257,315	$528,894
Other comprehensive income (loss):
Foreign currency translation	(1,794)	–	(1,794)
Unrealized net gain on investments	4,388	(1,536)	2,852
Change in fair value of cash flow hedges	911	(346)	565
Total comprehensive income	$275,084	$255,433	$530,517

Quarter Ended December 31, 2016	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$102,700	$(37,472)	$65,228
Other comprehensive income (loss):
Foreign currency translation	(5,821)	–	(5,821)
Unrealized net gain on investments	4,238	(1,483)	2,755
Change in fair value of cash flow hedges	2,853	(931)	1,922
Total comprehensive income	$103,970	$(39,886)	$64,084

Nine Months Ended December 31, 2017	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$667,623	$112,117	$779,740
Other comprehensive income (loss):
Foreign currency translation	19,240	–	19,240
Unrealized net gain on investments	30,492	(10,672)	19,820
Change in fair value of cash flow hedges	3,655	(1,390)	2,265
Total comprehensive income	$721,010	$100,055	$821,065

Nine Months Ended December 31, 2016	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$614,822	$(225,946)	$388,876
Other comprehensive income (loss):
Foreign currency translation	(7,803)	–	(7,803)
Unrealized net gain on investments	64,856	(22,700)	42,156
Change in fair value of cash flow hedges	8,039	(2,901)	5,138
Total comprehensive income	$679,914	$(251,547)	$428,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Cash flow from operating activities:
Net earnings	$779,740	$388,876
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	410,800	354,183
Amortization of deferred policy acquisition costs	18,217	19,131
Amortization of debt issuance costs	2,910	3,125
Interest credited to policyholders	23,250	18,190
Change in allowance for losses on trade receivables	(25)	(28)
Change in allowance for inventory reserves	4,334	1,897
Net (gains) losses on disposal of personal property	(14,260)	(30,398)
Net (gains) losses on disposal of real estate	(192,223)	(2,377)
Net (gains) losses on sales of investments	(4,250)	(3,948)
Deferred income taxes	(179,047)	112,448
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(27,659)	(23,919)
Inventories	(17,410)	(1,901)
Prepaid expenses	(22,220)	79,578
Capitalization of deferred policy acquisition costs	(21,501)	(21,040)
Other assets	6,279	(663)
Related party assets	47,804	(5,469)
Accounts payable and accrued expenses	26,764	30,773
Policy benefits and losses, claims and loss expenses payable	2,767	12,843
Other policyholders' funds and liabilities	590	(382)
Deferred income	(1,297)	1,105
Related party liabilities	(4,542)	(711)
Net cash provided by operating activities	839,021	931,313

Cash flows from investing activities:
Escrow deposits	19,707	(768)
Purchases of:
Property, plant and equipment	(970,472)	(981,316)
Short term investments	(48,743)	(566,371)
Fixed maturities investments	(274,283)	(261,851)
Equity securities	(662)	(489)
Preferred stock	(1,000)	–
Real estate	(1,783)	(15,863)
Mortgage loans	(80,707)	(159,309)
Proceeds from sales and paydowns of:
Property, plant and equipment	591,040	412,892
Short term investments	54,319	566,955
Fixed maturities investments	102,404	147,233
Preferred stock	3,188	3,351
Real estate	5,348	1,681
Mortgage loans	23,726	109,260
Net cash used by investing activities	(577,918)	(744,595)

Cash flows from financing activities:
Borrowings from credit facilities	426,262	534,008
Principal repayments on credit facilities	(303,212)	(244,545)
Debt issuance costs	(4,581)	(4,529)
Capital lease payments	(219,623)	(141,750)
Employee Stock Ownership Plan	(6,764)	(7,541)
Securitization deposits	(2,181)	371
Common stock dividends paid	(19,587)	(39,171)
Investment contract deposits	347,695	180,554
Investment contract withdrawals	(163,499)	(64,459)
Net cash provided by financing activities	54,510	212,938

Effects of exchange rate on cash	9,468	(16,117)

Increase in cash and cash equivalents	325,081	383,539
Cash and cash equivalents at the beginning of period	697,806	600,646
Cash and cash equivalents at the end of period	$1,022,887	$984,185

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

The condensed consolidated balance sheet as of December 31, 2017 and the related condensed consolidated statements of operations, comprehensive income (loss) for the third quarter and first nine months and cash flows for the first nine months of fiscal 2018 and 2017 are unaudited.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 18,279 and 20,958 as of December 31, 2017 and 2016, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $30.2 million and $16.8 million at December 31, 2017 and March 31, 2017, respectively.

Available-for-Sale Investments

Available-for-sale investments at December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$123,695	$3,529	$(770)	$(390)	$126,064
U.S. government agency mortgage-backed securities	26,598	1,373	(1)	(5)	27,965
Obligations of states and political subdivisions	173,039	10,055	(148)	(81)	182,865
Corporate securities	1,351,074	51,228	(2,957)	(2,556)	1,396,789
Mortgage-backed securities	94,208	2,072	–	(100)	96,180
Redeemable preferred stocks	11,589	428	–	(31)	11,986
Common stocks	15,732	10,743	(10)	–	26,465
	$1,795,935	$79,428	$(3,886)	$(3,163)	$1,868,314

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Available-for-sale investments at March 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$123,474	$2,892	$–	$(1,675)	$124,691
U.S. government agency mortgage-backed securities	27,908	1,070	(6)	(377)	28,595
Obligations of states and political subdivisions	159,417	9,466	(23)	(424)	168,436
Corporate securities	1,263,703	32,901	(5,731)	(13,837)	1,277,036
Mortgage-backed securities	26,577	515	–	(5)	27,087
Redeemable preferred stocks	13,789	168	–	(468)	13,489
Common stocks	15,732	8,728	(10)	(16)	24,434
	$1,630,600	$55,740	$(5,770)	$(16,802)	$1,663,768

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $101.2 million during the first nine months of fiscal 2018. The gross realized gains on these sales totaled $3.8 million. The gross realized losses on these sales totaled $0.1 million.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate it on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs, if any, through earnings. There were no write downs for the first nine months of fiscal 2018 or 2017.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for first nine months of fiscal 2018 and fiscal 2017, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	December 31, 2017		March 31, 2017
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$41,025	$41,353	$35,399	$35,795
Due after one year through five years	396,559	408,603	324,286	333,016
Due after five years through ten years	611,026	631,009	598,232	607,184
Due after ten years	625,796	652,718	616,585	622,763
	1,674,406	1,733,683	1,574,502	1,598,758

Mortgage backed securities	94,208	96,180	26,577	27,087
Redeemable preferred stocks	11,589	11,986	13,789	13,489
Common stocks	15,732	26,465	15,732	24,434
	$1,795,935	$1,868,314	$1,630,600	$1,663,768

4. Borrowings

Long Term Debt

Long term debt was as follows:

			December 31,	March 31,
	2018 Rate (a)	Maturities	2017	2017
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	2.94% - 6.93%	2023	$137,786	$169,289
Senior mortgages	3.72% - 6.62%	2021 - 2038	1,472,209	1,292,160
Working capital loans (revolving credit)	2.83%	2018	55,000	85,000
Fleet loans (amortizing term)	1.95% - 4.76%	2018 - 2024	322,542	324,977
Fleet loans (securitization)	4.90%	-	–	52,112
Fleet loans (revolving credit)	2.50% - 2.51%	2020 - 2021	477,000	417,000
Capital leases (rental equipment)	1.92% - 4.86%	2018 - 2025	982,653	876,828
Other obligations	2.75% - 8.00%	2018 - 2047	72,788	69,867
Notes, loans and leases payable			3,519,978	3,287,233
Less: Debt issuance costs			(26,070)	(24,353)
Total notes, loans and leases payable			$3,493,908	$3,262,880

(a) Interest rate as of December 31, 2017, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of December 31, 2017, the outstanding balance on the Real Estate Loan was $137.8 million.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At December 31, 2017, the applicable LIBOR was 1.44% and the applicable margin was 1.50%, the sum of which was 2.94%, which was applied to $75.6 million of the Real Estate Loan. The rate of the remaining balance of $62.2 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The interest rate swap expires in August 2018, after which date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of December 31, 2017 were in the aggregate amount of $1,472.2 million and mature between 2021 and 2038. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.72% and 6.62%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $55.0 million. At December 31, 2017, the outstanding balance was $55.0 million. This loan is secured by certain properties owned by the borrowers. This loan agreement provides for term loans, subject to the terms of the loan agreement. The final maturity of the loan is November 2018. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreement, is the applicable LIBOR plus the applicable margin. At December 31, 2017, the applicable LIBOR was 1.33% and the margin was 1.50%, the sum of which was 2.83%. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under working capital loan. The current maximum credit commitment is $150.0 million, which can be increased to $300.0 million by bringing in other lenders. At December 31, 2017, the full $150.0 million was available to be drawn. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2020. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate is the applicable LIBOR plus a margin between 1.38% and 1.50% depending on the amount outstanding. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The aggregate balance of the loans as of December 31, 2017 was $322.5 million with the final maturities between June 2018 and November 2024.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margins. At December 31, 2017, the applicable LIBOR was between 1.36% and 1.48% and applicable margins were between 1.72% and 2.38%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 4.76% based on current margins. Additionally, $265.7 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

AMERCO and, in some cases, U-Haul International, Inc. are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Securitizations

2010 U-Haul S Fleet and its subsidiaries (collectively, “2010 USF”) issued a $155.0 million asset-backed note (“2010 Box Truck Note”). 2010 USF is a bankruptcy-remote special purpose entity wholly-owned by U-Haul International, Inc. The net proceeds from the securitized transaction were used to finance new box truck purchases. U.S. Bank, NA acted as the trustee for this securitization. The 2010 Box Truck Note had a fixed interest rate of 4.90% and in October 2017 the note was repaid in full.

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into three revolving fleet loans in aggregate for $490.0 million, which can be increased to a maximum of $565.0 million. These loans mature between March 2020 and November 2021. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. At December 31, 2017, the applicable LIBOR was between 1.35% and 1.36% and the margin was 1.15%, the sum of which was between 2.50% and 2.51%. Only interest is paid on the loans until the last nine months when principal is due monthly. As of December 31, 2017, the outstanding balance of the loans was $477.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between five and seven years. During the first nine months of fiscal 2018, we entered into $323.7 million of new capital leases. At December 31, 2017 and March 31, 2017, the balance of our capital leases was $982.7 million and $876.8 million, respectively. The net book value of the corresponding capitalized assets was $1,382.5 million and $1,233.3 million at December 31, 2017 and March 31, 2017, respectively.

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

At December 31, 2017, the aggregate outstanding principal balance of the U-Notes® issued was $76.7 million of which $3.9 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.75% and 8.00% and maturity dates range between 2018 and 2047.

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of September 30, 2017, the four deposits had an aggregate balance of $60.0 million, for which Oxford pays fixed interest rates between 1.33% and 1.75% with maturities between March 29, 2018 and March 30, 2022. As of September 30, 2017, available-for-sale investments held with the FHLB totaled $129.6 million, of which $73.4 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the consolidated balance sheet.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt, including capital leases and excluding debt issuance costs, as of December 31, 2017 for the next five years and thereafter are as follows:

	Twelve Months Ending December 31,
	2018	2019	2020	2021	2022	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$496,383	$482,569	$362,073	$564,235	$226,771	$1,387,947

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Interest expense	$31,983	$27,220
Capitalized interest	(2,075)	(1,119)
Amortization of transaction costs	963	863
Interest expense resulting from derivatives	687	1,818
Total interest expense	31,558	28,782
Amortization on early extinguishment of debt	–	499
Total	31,558	29,281

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Interest expense	$93,475	$77,184
Capitalized interest	(5,769)	(3,417)
Amortization of transaction costs	2,909	2,510
Interest expense resulting from derivatives	3,311	6,920
Total interest expense	93,926	83,197
Amortization on early extinguishment of debt	–	499
Total	93,926	83,696

Interest paid in cash, including payments related to derivative contracts, amounted to $32.7 million and $28.7 million for the third quarter of fiscal 2018 and 2017, respectively and $96.1 million and $84.0 million for the first nine months of fiscal 2018 and 2017, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	2.47%	1.82%
Interest rate at the end of the quarter	2.56%	1.89%
Maximum amount outstanding during the quarter	$535,000	$597,000
Average amount outstanding during the quarter	$532,261	$550,304
Facility fees	$159	$10

	Revolving Credit Activity
	Nine Months Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	2.38%	1.76%
Interest rate at the end of the period	2.56%	1.89%
Maximum amount outstanding during the period	$538,000	$597,000
Average amount outstanding during the period	$516,349	$450,880
Facility fees	$284	$99

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

(a) forward swap
(b) operating lease

As of December 31, 2017, the total notional amount of our variable interest rate swaps on debt and an operating lease was $120.3 million and $6.6 million, respectively.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The derivative fair values located in Accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivatives Fair Values as of
	December 31, 2017	March 31, 2017
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments	$1,253	$4,903

	The Effect of Interest Rate Contracts on the Statements of Operations for the Nine Months Ended

	December 31, 2017	December 31, 2016
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$3,311	$6,920
Gain recognized in AOCI on interest rate contracts (effective portion)	$(3,655)	$(8,039)
Loss reclassified from AOCI into income (effective portion)	$3,308	$6,940
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$3	$(20)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During the first nine months of fiscal 2018, we recognized a net increase in the fair value of our cash flow hedges of $2.3 million, net of taxes. Embedded in this change was $3.3 million of losses reclassified from accumulated other comprehensive income to interest expense during the first nine months of fiscal 2018. At December 31, 2017, we expect to reclassify $1.5 million of net losses on interest rate contracts from accumulated other comprehensive income to earnings as interest expense over the next twelve months.

6. Accumulated Other Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2017	$(69,505)	$23,099	$(3,059)	$(1,771)	$(51,236)
Foreign currency translation	19,240	–	–	–	19,240
Unrealized net gain on investments	–	19,820	–	–	19,820
Change in fair value of cash flow hedges	–	–	5,573	–	5,573
Amounts reclassified from AOCI	–	–	(3,308)	–	(3,308)
Other comprehensive income (loss)	19,240	19,820	2,265	–	41,325
Balance at December 31, 2017	$(50,265)	$42,919	$(794)	$(1,771)	$(9,911)

7. Stockholders’ Equity

On July 5, 2017, we declared a cash dividend on our Common Stock of $1.00 per share to holders of record on July 20, 2017. The dividend was paid on August 3, 2017.

On December 6, 2017, we declared a cash dividend on our Common Stock of $0.50 per share to holders of record on December 21, 2017. The dividend was paid on January 5, 2018.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On June 8, 2016, the stockholder’s approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of December 31, 2017, no awards had been issued under this plan.

8. Income Taxes

The 2017 Tax Reform Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. A 31.55% Federal Tax Rate will apply to earnings for the full 2018 fiscal year. Accordingly, first and second quarter income previously subject to tax at the 35% Federal Tax Rate will benefit from the 31.55% Federal Tax Rate. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Reform Act; however, we have made a reasonable estimate of the effects of all items affected by the Tax Reform Act. For these items, we recognized a provisional benefit amount of $339.2 million, which is included as a component of income tax expense from continuing operations.

Provisional amounts:

We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was $349.2 million.

Foreign tax effects:

The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) from our Canadian subsidiaries that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $10.0 million. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

Insurance Companies:

Our insurance companies are included in this financial statement at a one quarter lag, meaning the nine month period ended September 30, 2017. As such, the effects of the Tax Reform Act on Repwest and Oxford are not recognized in these financial statements as presented. If the effects of the Tax Reform Act were applied to our Insurance Company balances as presented, the result would have been as follows:

With regard to Oxford; we estimate a provisional tax benefit of $5.1 million, which would be a component of income tax expense from continuing operations. The Financial Accounting Standards Board (“FASB”) is still reviewing the treatment of certain deferred tax accounts which could change the ultimate presentation of where these amounts are recorded.

We estimated the re-measured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount resulting from the re-measurement of the deferred tax liability balance would be a reduction in tax expense of about $9.1 million. In addition, the Tax Reform Act repeals the special rules with regard to distribution to shareholders from pre-1984 policyholders surplus account. The one-time tax was based on the balance of our pre-1984 policyholder surplus account. We estimated a provisional amount for our one-time tax liability for Phase Three Tax, resulting in a increase in income tax expense of $4.0 million.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

With regard to Repwest; we estimate a provisional tax benefit of $5.4 million, which would be a component of income tax expense from continuing operations. This provisional amount would result from the re-measurement of the deferred tax liability balance. We estimated the re-measured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.

9. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2019. As of December 31, 2017, we have guaranteed $16.2 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Operating and ground lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment		Rental Equipment
	Ground	Operating	Operating	Total
	(Unaudited)
	(In thousands)
Year-ended December 31:
2018	$974	$16,150	$9,927	$27,051
2019	1,024	15,652	3,086	19,762
2020	1,024	15,664	–	16,688
2021	1,028	14,977	–	16,005
2022	1,030	14,779	–	15,809
Thereafter	49,907	23,329	–	73,236
Total	$54,987	$100,551	$13,013	$168,551

10. Contingencies

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

Related Party Revenue

	Quarter Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from Blackwater	$908	$1,226
U-Haul management fee revenue from Blackwater	5,661	5,562
U-Haul management fee revenue from Mercury	4,220	4,172
	$10,789	$10,960

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from Blackwater	$3,326	$3,681
U-Haul management fee revenue from Blackwater	18,054	17,702
U-Haul management fee revenue from Mercury	5,420	5,348
	$26,800	$26,731

During the first nine months of fiscal 2018, a subsidiary of ours held a junior unsecured note from SAC Holding Corporation. We do not have an equity ownership interest in SAC Holding Corporation. We received cash interest payments of $8.7 million and $3.4 million from SAC Holding Corporation during the first nine months of fiscal 2018 and 2017, respectively. The largest aggregate amount of note receivable outstanding during the first nine months of fiscal 2018 was $48.1 million. In December 2017, this note and interest receivables were repaid in full as we received payments of $53.0 million.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received cash payments for management fees, exclusive of reimbursed expenses, of $23.3 million and $21.8 million from the above mentioned entities during the first nine months of fiscal 2018 and 2017, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder) and a trust benefitting the children and grandchildren of Edward J. Shoen.

Related Party Costs and Expenses

	Quarter Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$658	$684
U-Haul commission expenses to Blackwater	13,433	12,983
	$14,091	$13,667

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$2,014	$2,056
U-Haul commission expenses to Blackwater	46,875	45,864
	$48,889	$47,920

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At December 31, 2017, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and note with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $21.4 million, expenses of $2.0 million and cash flows of $72.9 million during the first nine months of fiscal 2018. Revenues and commission expenses related to the Dealer Agreements were $218.6 million and $46.9 million, respectively during the first nine months of fiscal 2018.

Pursuant to the variable interest entity (“VIE”) model under Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), management determined that the management agreements with subsidiaries of Blackwater represents potential variable interests for us. Management evaluated whether it should be identified as the primary beneficiary of one or more of these VIEs using a two-step approach in which management (i) identified all other parties that hold interests in the VIEs, and (ii) determined if any variable interest holder has the power to direct the activities of the VIEs that most significantly impact their economic performance.

Management determined that we do not have a variable interest in the holding entities of Blackwater based upon management agreements which are with the individual operating entities; therefore, we are precluded from consolidating these entities.

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

We have not provided financial or other support explicitly or implicitly during the quarter ended December 31, 2017 to any of these entities that we were not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	December 31,	March 31,
	2017	2017
	(Unaudited)
	(In thousands)
U-Haul notes receivable from Blackwater	–	48,098
U-Haul interest receivable from Blackwater	–	5,397
U-Haul receivable from Blackwater	31,915	23,202
U-Haul receivable from Mercury	9,273	9,195
Other (a)	1,721	276
	$42,909	$86,168

(a) Timing differences for intercompany balances with insurance subsidiaries resulting from the three month difference in reporting periods.

12. Consolidating Financial Information by Industry Segment

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$978,264	$12,296	$32,327	$–		$1,022,887
Reinsurance recoverables and trade receivables, net	74,264	100,849	30,760	–		205,873
Inventories, net	95,672	–	–	–		95,672
Prepaid expenses	147,375	–	–	–		147,375
Investments, fixed maturities and marketable equities	–	272,939	1,595,375	–		1,868,314
Investments, other	23,144	67,879	316,799	–		407,822
Deferred policy acquisition costs, net	–	–	124,820	–		124,820
Other assets	90,442	594	2,572	–		93,608
Related party assets	45,111	7,521	18,364	(28,087)	(c)	42,909
	1,454,272	462,078	2,121,017	(28,087)		4,009,280

Investment in subsidiaries	522,874	–	–	(522,874)	(b)	–

Property, plant and equipment, at cost:
Land	738,525	–	–	–		738,525
Buildings and improvements	3,000,208	–	–	–		3,000,208
Furniture and equipment	600,216	–	–	–		600,216
Rental trailers and other rental equipment	538,334	–	–	–		538,334
Rental trucks	4,243,305	–	–	–		4,243,305
	9,120,588	–	–	–		9,120,588
Less: Accumulated depreciation	(2,632,909)	–	–	–		(2,632,909)
Total property, plant and equipment	6,487,679	–	–	–		6,487,679
Total assets	$8,464,825	$462,078	$2,121,017	$(550,961)		$10,496,959

(a) Balances as of September 30, 2017
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of December 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$461,518	$3,158	$5,279	$–		$469,955
Notes, loans and leases payable	3,493,908	–	–	–		3,493,908
Policy benefits and losses, claims and loss expenses payable	408,724	238,085	443,397	–		1,090,206
Liabilities from investment contracts	–	–	1,319,945	–		1,319,945
Other policyholders' funds and liabilities	–	5,282	5,457	–		10,739
Deferred income	27,491	–	–	–		27,491
Deferred income taxes	634,388	13,510	23,650	–		671,548
Related party liabilities	25,629	2,341	117	(28,087)	(c)	–
Total liabilities	5,051,658	262,376	1,797,845	(28,087)		7,083,792

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	452,829	91,120	26,271	(117,601)	(b)	452,619
Accumulated other comprehensive income (loss)	(9,911)	12,301	30,616	(42,917)	(b)	(9,911)
Retained earnings	3,643,043	92,980	263,785	(356,555)	(b)	3,643,253
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(5,641)	–	–	–		(5,641)
Total stockholders' equity	3,413,167	199,702	323,172	(522,874)		3,413,167
Total liabilities and stockholders' equity	$8,464,825	$462,078	$2,121,017	$(550,961)		$10,496,959

(a) Balances as of September 30, 2017
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

(a) Balances as of December 31, 2016
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$576,018	$–	$–	$(1,217)	(c)	$574,801
Self-storage revenues	82,127	–	–	–		82,127
Self-moving and self-storage products and service sales	53,130	–	–	–		53,130
Property management fees	9,881	–	–	–		9,881
Life insurance premiums	–	–	38,957	–		38,957
Property and casualty insurance premiums	–	16,754	–	(661)	(c)	16,093
Net investment and interest income	3,662	3,645	21,887	(373)	(b)	28,821
Other revenue	37,669	–	1,535	(132)	(b)	39,072
Total revenues	762,487	20,399	62,379	(2,383)		842,882

Costs and expenses:
Operating expenses	426,394	8,160	5,521	(2,004)	(b,c)	438,071
Commission expenses	63,487	–	–	–		63,487
Cost of sales	33,995	–	–	–		33,995
Benefits and losses	–	4,644	40,524	–		45,168
Amortization of deferred policy acquisition costs	–	–	5,952	–		5,952
Lease expense	8,498	–	–	(83)	(b)	8,415
Depreciation, net of (gains) losses on disposal	137,061	–	–	–		137,061
Net (gains) losses on disposal of real estate	(192,404)	–	–	–		(192,404)
Total costs and expenses	477,031	12,804	51,997	(2,087)		539,745

Earnings from operations before equity in earnings of subsidiaries	285,456	7,595	10,382	(296)		303,137

Equity in earnings of subsidiaries	11,823	–	–	(11,823)	(d)	–

Earnings from operations	297,279	7,595	10,382	(12,119)		303,137
Interest expense	(31,854)	–	–	296	(b)	(31,558)
Pretax earnings	265,425	7,595	10,382	(11,823)		271,579
Income tax (expense) benefit	263,469	(2,528)	(3,626)	–		257,315
Earnings available to common shareholders	$528,894	$5,067	$6,756	$(11,823)		$528,894

(a) Balances for the quarter ended September 30, 2017
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$542,545	$–	$–	$(1,072)	(c)	$541,473
Self-storage revenues	72,309	–	–	–		72,309
Self-moving and self-storage products and service sales	51,562	–	–	–		51,562
Property management fees	9,734	–	–	–		9,734
Life insurance premiums	–	–	41,279	–		41,279
Property and casualty insurance premiums	–	14,938	–	–		14,938
Net investment and interest income	2,570	3,443	17,221	(401)	(b)	22,833
Other revenue	35,264	–	1,194	(131)	(b)	36,327
Total revenues	713,984	18,381	59,694	(1,604)		790,455

Costs and expenses:
Operating expenses	377,165	7,688	5,693	(1,194)	(b,c)	389,352
Commission expenses	61,052	–	–	–		61,052
Cost of sales	32,537	–	–	–		32,537
Benefits and losses	–	3,474	41,929	–		45,403
Amortization of deferred policy acquisition costs	–	–	5,200	–		5,200
Lease expense	8,854	–	–	(47)	(b)	8,807
Depreciation, net of (gains) losses on disposal	118,541	–	–	–		118,541
Net (gains) losses on disposal of real estate	(2,418)	–	–	–		(2,418)
Total costs and expenses	595,731	11,162	52,822	(1,241)		658,474

Earnings from operations before equity in earnings of subsidiaries	118,253	7,219	6,872	(363)		131,981

Equity in earnings of subsidiaries	9,046	–	–	(9,046)	(d)	–

Earnings from operations	127,299	7,219	6,872	(9,409)		131,981
Interest expense	(29,145)	–	–	363	(b)	(28,782)
Amortization on early extinguishment of debt	(499)	–	–	–		(499)
Pretax earnings	97,655	7,219	6,872	(9,046)		102,700
Income tax expense	(32,427)	(2,488)	(2,557)	–		(37,472)
Earnings available to common shareholders	$65,228	$4,731	$4,315	$(9,046)		$65,228

(a) Balances for the quarter ended September 30, 2016
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry segment for the nine months ended December 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,988,430	$–	$–	$(3,213)	(c)	$1,985,217
Self-storage revenues	239,317	–	–	–		239,317
Self-moving and self-storage products and service sales	205,309	–	–	–		205,309
Property management fees	23,474	–	–	–		23,474
Life insurance premiums	–	–	116,910	–		116,910
Property and casualty insurance premiums	–	44,067	–	(1,133)	(c)	42,934
Net investment and interest income	9,496	11,637	62,531	(1,157)	(b)	82,507
Other revenue	144,196	–	4,024	(395)	(b)	147,825
Total revenues	2,610,222	55,704	183,465	(5,898)		2,843,493

Costs and expenses:
Operating expenses	1,310,892	24,632	16,669	(4,716)	(b,c)	1,347,477
Commission expenses	222,203	–	–	–		222,203
Cost of sales	124,456	–	–	–		124,456
Benefits and losses	–	11,954	128,043	–		139,997
Amortization of deferred policy acquisition costs	–	–	18,217	–		18,217
Lease expense	25,460	–	–	(183)	(b)	25,277
Depreciation, net of (gains) losses on disposal	396,540	–	–	–		396,540
Net (gains) losses on disposal of real estate	(192,223)	–	–	–		(192,223)
Total costs and expenses	1,887,328	36,586	162,929	(4,899)		2,081,944

Earnings from operations before equity in earnings of subsidiaries	722,894	19,118	20,536	(999)		761,549

Equity in earnings of subsidiaries	25,998	–	–	(25,998)	(d)	–

Earnings from operations	748,892	19,118	20,536	(26,997)		761,549
Interest expense	(94,925)	–	–	999	(b)	(93,926)
Pretax earnings	653,967	19,118	20,536	(25,998)		667,623
Income tax (expense) benefit	125,773	(6,481)	(7,175)	–		112,117
Earnings available to common shareholders	$779,740	$12,637	$13,361	$(25,998)		$779,740

(a) Balances for the nine months ended September 30, 2017
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry segment for the nine months ended December 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,902,400	$–	$–	$(2,881)	(c)	$1,899,519
Self-storage revenues	212,194	–	–	–		212,194
Self-moving and self-storage products and service sales	199,195	–	–	–		199,195
Property management fees	23,050	–	–	–		23,050
Life insurance premiums	–	–	123,064	–		123,064
Property and casualty insurance premiums	–	40,202	–	–		40,202
Net investment and interest income	7,035	12,951	56,982	(1,214)	(b)	75,754
Other revenue	136,341	–	3,404	(392)	(b)	139,353
Total revenues	2,480,215	53,153	183,450	(4,487)		2,712,331

Costs and expenses:
Operating expenses	1,137,364	21,193	17,335	(3,245)	(b,c)	1,172,647
Commission expenses	215,330	–	–	–		215,330
Cost of sales	116,851	–	–	–		116,851
Benefits and losses	–	10,144	129,098	–		139,242
Amortization of deferred policy acquisition costs	–	–	19,131	–		19,131
Lease expense	29,344	–	–	(140)	(b)	29,204
Depreciation, net of (gains) losses on disposal	323,785	–	–	–		323,785
Net (gains) losses on disposal of real estate	(2,377)	–	–	–		(2,377)
Total costs and expenses	1,820,297	31,337	165,564	(3,385)		2,013,813

Earnings from operations before equity in earnings of subsidiaries	659,918	21,816	17,886	(1,102)		698,518

Equity in earnings of subsidiaries	25,925	–	–	(25,925)	(d)	–

Earnings from operations	685,843	21,816	17,886	(27,027)		698,518
Interest expense	(84,299)	–	–	1,102	(b)	(83,197)
Amortization on early extinguishment of debt	(499)	–	–	–		(499)
Pretax earnings	601,045	21,816	17,886	(25,925)		614,822
Income tax expense	(212,169)	(7,520)	(6,257)	–		(225,946)
Earnings available to common shareholders	$388,876	$14,296	$11,629	$(25,925)		$388,876

(a) Balances for the nine months ended September 30, 2016
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$779,740	$12,637	$13,361	$(25,998)	$779,740
Earnings from consolidated entities	(25,998)	–	–	25,998	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	410,800	–	–	–	410,800
Amortization of deferred policy acquisition costs	–	–	18,217	–	18,217
Amortization of debt issuance costs	2,910	–	–	–	2,910
Interest credited to policyholders	–	–	23,250	–	23,250
Change in allowance for losses on trade receivables	(22)	–	(3)	–	(25)
Change in allowance for inventory reserve	4,334	–	–	–	4,334
Net (gains) losses on disposal of personal property	(14,260)	–	–	–	(14,260)
Net (gains) losses on disposal of real estate	(192,223)	–	–	–	(192,223)
Net (gains) losses on sales of investments	–	(881)	(3,369)	–	(4,250)
Deferred income taxes	(176,566)	(1,315)	(1,166)	–	(179,047)
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(32,898)	6,908	(1,669)	–	(27,659)
Inventories	(17,410)	–	–	–	(17,410)
Prepaid expenses	(22,220)	–	–	–	(22,220)
Capitalization of deferred policy acquisition costs	–	–	(21,501)	–	(21,501)
Other assets	4,649	1,796	(166)	–	6,279
Related party assets	43,822	3,982	–	–	47,804
Accounts payable and accrued expenses	15,455	1,229	10,080	–	26,764
Policy benefits and losses, claims and loss expenses payable	8,427	(6,896)	1,236	–	2,767
Other policyholders' funds and liabilities	–	1,099	(509)	–	590
Deferred income	(1,297)	–	–	–	(1,297)
Related party liabilities	(4,412)	(205)	75	–	(4,542)
Net cash provided (used) by operating activities	782,831	18,354	37,836	–	839,021

Cash flows from investing activities:
Escrow deposits	19,707	–	–	–	19,707
Purchases of:
Property, plant and equipment	(970,472)	–	–	–	(970,472)
Short term investments	–	(39,701)	(9,042)	–	(48,743)
Fixed maturities investments	–	(34,284)	(239,999)	–	(274,283)
Equity securities	–	–	(662)	–	(662)
Preferred stock	–	(1,000)	–	–	(1,000)
Real estate	(1,637)	(16)	(130)	–	(1,783)
Mortgage loans	–	(11,609)	(69,098)	–	(80,707)
Proceeds from sales and paydowns of:
Property, plant and equipment	591,040	–	–	–	591,040
Short term investments	–	43,570	10,749	–	54,319
Fixed maturities investments	–	17,821	84,583	–	102,404
Preferred stock	–	3,188	–	–	3,188
Real estate	5,348	–	–	–	5,348
Mortgage loans	–	3,248	20,478	–	23,726
Net cash provided (used) by investing activities	(356,014)	(18,783)	(203,121)	–	(577,918)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2017

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	426,262	–	–	–	426,262
Principal repayments on credit facilities	(303,212)	–	–	–	(303,212)
Debt issuance costs	(4,581)	–	–	–	(4,581)
Capital lease payments	(219,623)	–	–	–	(219,623)
Employee Stock Ownership Plan	(6,764)	–	–	–	(6,764)
Securitization deposits	(2,181)	–	–	–	(2,181)
Common stock dividend paid	(19,587)	–	–	–	(19,587)
Investment contract deposits	–	–	347,695	–	347,695
Investment contract withdrawals	–	–	(163,499)	–	(163,499)
Net cash provided (used) by financing activities	(129,686)	–	184,196	–	54,510

Effects of exchange rate on cash	9,468	–	–	–	9,468

Increase (decrease) in cash and cash equivalents	306,599	(429)	18,911	–	325,081
Cash and cash equivalents at beginning of period	671,665	12,725	13,416	–	697,806
Cash and cash equivalents at end of period	$978,264	$12,296	$32,327	$–	$1,022,887
	(page 2 of 2)
(a) Balance for the period ended September 30, 2017

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$388,876	$14,296	$11,629	$(25,925)	$388,876
Earnings from consolidated entities	(25,925)	–	–	25,925	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	354,183	–	–	–	354,183
Amortization of deferred policy acquisition costs	–	–	19,131	–	19,131
Amortization of debt issuance costs	3,125	–	–	–	3,125
Interest credited to policyholders	–	–	18,190	–	18,190
Change in allowance for losses on trade receivables	22	–	(50)	–	(28)
Change in allowance for inventory reserve	1,897	–	–	–	1,897
Net (gains) losses on disposal of personal property	(30,398)	–	–	–	(30,398)
Net (gains) losses on disposal of real estate	(2,377)	–	–	–	(2,377)
Net (gains) losses on sales of investments	–	(2,717)	(1,231)	–	(3,948)
Deferred income taxes	114,017	(549)	(1,020)	–	112,448
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(24,147)	2,388	(2,160)	–	(23,919)
Inventories	(1,901)	–	–	–	(1,901)
Prepaid expenses	79,578	–	–	–	79,578
Capitalization of deferred policy acquisition costs	–	–	(21,040)	–	(21,040)
Other assets	(3,185)	2,439	83	–	(663)
Related party assets	(5,906)	437	–	–	(5,469)
Accounts payable and accrued expenses	22,313	2,363	6,097	–	30,773
Policy benefits and losses, claims and loss expenses payable	11,805	(5,650)	6,688	–	12,843
Other policyholders' funds and liabilities	–	1,024	(1,406)	–	(382)
Deferred income	1,105	–	–	–	1,105
Related party liabilities	(1,018)	371	(64)	–	(711)
Net cash provided (used) by operating activities	882,064	14,402	34,847	–	931,313

Cash flows from investing activities:
Escrow deposits	(768)	–	–	–	(768)
Purchases of:
Property, plant and equipment	(981,316)	–	–	–	(981,316)
Short term investments	–	(67,094)	(499,277)	–	(566,371)
Fixed maturities investments	–	(22,138)	(239,713)	–	(261,851)
Equity securities	–	–	(489)	–	(489)
Real estate	(3,510)	(4,648)	(7,705)	–	(15,863)
Mortgage loans	(9,738)	(16,686)	(132,885)	–	(159,309)
Proceeds from sales and paydowns of:
Property, plant and equipment	412,892	–	–	–	412,892
Short term investments	–	59,583	507,372	–	566,955
Fixed maturities investments	–	20,697	126,536	–	147,233
Preferred stock	–	3,351	–	–	3,351
Real estate	–	–	1,681	–	1,681
Mortgage loans	4,986	9,742	94,532	–	109,260
Net cash provided (used) by investing activities	(577,454)	(17,193)	(149,948)	–	(744,595)
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
	(page 2 of 2)
(a) Balance for the period ended September 30, 2016

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended December 31, 2017
Total revenues	$805,692	$37,190	$842,882
Depreciation and amortization, net of (gains) losses on disposal	141,193	1,820	143,013
Interest expense	30,824	734	31,558
Pretax earnings	269,830	1,749	271,579
Income tax (expense) benefit	264,361	(7,046)	257,315
Identifiable assets	10,186,992	309,967	10,496,959

Quarter Ended December 31, 2016
Total revenues	$757,477	$32,978	$790,455
Depreciation and amortization, net of (gains) losses on disposal	122,242	1,499	123,741
Interest expense	28,779	3	28,782
Pretax earnings	99,660	3,040	102,700
Income tax expense	(36,678)	(794)	(37,472)
Identifiable assets	8,981,335	305,982	9,287,317

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine Months Ended December 31, 2017
Total revenues	$2,707,614	$135,879	$2,843,493
Depreciation and amortization, net of (gains) losses on disposal	216,885	5,649	222,534
Interest expense	91,735	2,191	93,926
Pretax earnings	654,388	13,235	667,623
Income tax (expense) benefit	115,855	(3,738)	112,117
Identifiable assets	10,186,992	309,967	10,496,959

Nine Months Ended December 31, 2016
Total revenues	$2,588,121	$124,210	$2,712,331
Depreciation and amortization, net of (gains) losses on disposal	336,618	3,921	340,539
Interest expense	83,192	5	83,197
Pretax earnings	595,217	19,605	614,822
Income tax expense	(220,695)	(5,251)	(225,946)
Identifiable assets	8,981,335	305,982	9,287,317

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$269	$256
Interest cost on accumulated postretirement benefit	218	204
Other components	13	22
Net periodic postretirement benefit cost	$500	$482

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$805	$769
Interest cost on accumulated postretirement benefit	652	611
Other components	43	66
Net periodic postretirement benefit cost	$1,500	$1,446

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

Other investments, including short term investments, are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheet at December 31, 2017 and March 31, 2017, that are subject to ASC 820 and the valuation approach applied to each of these items.

As of December 31, 2017	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short term investments	$778,878	$778,678	$200	$–
Fixed maturities - available for sale	1,829,863	7,647	1,821,938	278
Preferred stock	11,986	11,986	–	–
Common stock	26,465	26,465	–	–
Derivatives	4,190	4,190	–	–
Total	$2,651,382	$828,966	$1,822,138	$278

Liabilities

Derivatives	$1,253	$–	$1,253	$–
Total	$1,253	$–	$1,253	$–

As of March 31, 2017	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short term investments	$521,911	$521,710	$201	$–
Fixed maturities - available for sale	1,625,845	6,491	1,619,024	330
Preferred stock	13,489	13,489	–	–
Common stock	24,434	24,434	–	–
Derivatives	4,260	4,260	–	–
Total	$2,189,939	$570,384	$1,619,225	$330

Liabilities

Derivatives	$4,903	$–	$4,903	$–
Total	$4,903	$–	$4,903	$–

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents the fair value measurements for our assets at December 31, 2017 using significant unobservable inputs (Level 3).

.	Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance at March 31, 2017	$330

Fixed Maturities - Asset Backed Securities - redeemed	(89)
Fixed Maturities - Asset Backed Securities - net gain (unrealized)	37
Balance at December 31, 2017	$278

16. Real Estate Agreements

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

On October 10, 2017, the sale of a portion of our Chelsea, New York property into the 1031 Exchange was completed and the net sales proceeds of $194.2 million were transferred to the qualified intermediary.  The qualified intermediary closed on the reverse exchange and transferred $95.1 million to Real Estate.  The sole membership interest in each property held within the VIE was assigned to Real Estate in satisfaction of the outstanding loan. As of December 31, 2017, $9.4 million remained in deposit with the qualified intermediary. In January 2018, the acquisitions of the remaining properties to complete the exchange were closed.

Real Estate recorded a gain of $190.7 million (sales proceeds price of $200.3 million less $9.6 million book value and associated costs) in the third quarter of fiscal 2018.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2018, compared with the third quarter and first nine months of fiscal 2017, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2018.

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

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of the changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, the Company has changed its depreciation policy to raise the value threshold before certain assets are capitalized. This change in procedure, results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had additional operating expenses of $18.4 million and $17.6 million in the first nine months of fiscal 2018 and 2017, respectively. This change in procedure is expected to benefit the Company through the immediate recognition of tax deductible costs.

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

On a regular basis, management reviews insurance reserve adequacy to determine if existing assumptions need to be updated. In determining the assumptions for calculating workers’ compensation reserves, management considers multiple factors including:

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the third quarter or first nine months of fiscal 2018 or 2017.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition.  The standard outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers.  The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees.  The standard also requires expanded disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.  ASU 2014-09 becomes effective for the Company on April 1, 2018 and may be adopted on either a full or modified retrospective basis.  We are currently evaluating and planning for the implementation of ASU 2014-09 and have determined we will adopt the requirements of the new standard on a modified retrospective basis, but do not expect it to have a material effect on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance is effective for interim periods and annual period beginning after December 15, 2017. Early adoption is not permitted, except for certain provisions relating to financial liabilities. We do not expect adoption of ASU 2016-01 to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with a single lease expense reported for operating leases. This update will also require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. We have determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities. We are still in the process of determining the impact on our consolidated financial statements. For the last ten years, we have reported a discounted estimate of the off-balance sheet lease obligations in our MD&A.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2017 compared with the Quarter Ended December 31, 2016

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2018 and the third quarter of fiscal 2017:

	Quarter Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$574,801	$541,473
Self-storage revenues	82,127	72,309
Self-moving and self-storage products and service sales	53,130	51,562
Property management fees	9,881	9,734
Life insurance premiums	38,957	41,279
Property and casualty insurance premiums	16,093	14,938
Net investment and interest income	28,821	22,833
Other revenue	39,072	36,327
Consolidated revenue	$842,882	$790,455

Self-moving equipment rental revenues increased $33.3 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017.  The revenue improvement was primarily transaction driven and came from our truck and trailer rental fleets.  Transaction and revenue increases were recognized in both the one-way and in-town markets.  We increased the number of trucks, trailers, towing devices, independent dealers and Company-owned locations compared with the same period last year.

Self-storage revenues increased $9.8 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017.  The average monthly amount of occupied square feet increased by 9.2% during the third quarter of fiscal 2018, compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 3.5 million net rentable square feet or a 13.2% increase, with approximately 0.7 million of that coming on during the third quarter of fiscal 2018.

Sales of self-moving and self-storage products and services increased $1.6 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Life insurance premiums decreased $2.3 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017 due to decreased Medicare Supplement premiums.

Property and casualty insurance premiums increased $1.2 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017 due to an increase in Safetow® sales which corresponds with increased equipment rental transactions.

Net investment and interest income increased $6.0 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017 due to a larger invested asset base at our insurance companies and gains generated from our mortgage loan portfolio.

Other revenue increased $2.7 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017, primarily coming from growth in our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $842.9 million for the third quarter of fiscal 2018, compared with $790.5 million for the third quarter of fiscal 2017.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2018 and the third quarter of fiscal 2017. The insurance companies’ third quarters ended September 30, 2017 and 2016.

	Quarter Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$762,487	$713,984
Earnings from operations before equity in earnings of subsidiaries	285,456	118,253
Property and casualty insurance
Revenues	20,399	18,381
Earnings from operations	7,595	7,219
Life insurance
Revenues	62,379	59,694
Earnings from operations	10,382	6,872
Eliminations
Revenues	(2,383)	(1,604)
Earnings from operations before equity in earnings of subsidiaries	(296)	(363)
Consolidated results
Revenues	842,882	790,455
Earnings from operations	303,137	131,981

Total costs and expenses increased $71.3 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017, excluding Net (gains) losses on disposal of real estate, primarily due to increased personnel costs, equipment maintenance, payment processing fees and property tax.  The rate of increase in Moving and Storage personnel expense was less than the rate of increase in Moving and Storage revenues, while repair costs, payment processing fees and property taxes increased at a rate in excess of revenue growth.  Repair costs, primarily associated with the portion of the fleet nearing resale, accounted for $32.3 million of the increase during the quarter. Gains from the disposal of rental equipment increased $2.1 million primarily due to a higher volume of sales partially offset by lower gains per unit.  Depreciation expense associated with our rental fleet increased $17.9 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $2.7 million.  Net gains on disposal of real estate increased $190.0 million.  The increase was caused by the sale of a portion of our Chelsea, NY property which resulted in a pre-tax gain of $190.7 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $303.1 million for the third quarter of fiscal 2018, compared with $132.0 million for the third quarter of fiscal 2017.

Interest expense for the third quarter of fiscal 2018 was $31.6 million, compared with $28.8 million for the third quarter of fiscal 2017 primarily due to increased borrowings in fiscal 2018 partially offset by lower average borrowing costs. In addition, we incurred costs associated with the early extinguishment of debt during the third quarter of fiscal 2017 of $0.5 million for the write-off of transaction cost amortization related to defeased debt.

Income tax (expense) benefit was $257.3 million for the third quarter of fiscal 2018, compared with ($37.5) million for the third quarter of fiscal 2017, due to the effects of the Tax Reform Act as enacted on December 22, 2017. Our effective tax rate was (94.7%) of net income before taxes for the quarter, compared with 36.5% in the prior-year quarter. The decrease in our deferred tax liability resulting from the offset of the new Federal income tax rate accounted for a $349.2 million decrease, partially offset by a $10.0 million one time increase resulting from the deemed repatriation of foreign earnings. Although we have not yet fully assessed the impact of the Tax Reform Act on our future taxes or net earnings, we currently expect our all-inclusive effective tax rate for the year ending March 31, 2018 to be highly distorted by these one-time events. See Note 8 to the financial statements for more information on income taxes.

As a result of the above mentioned items, earnings available to common shareholders were $528.9 million for the third quarter of fiscal 2018, compared with $65.2 million for the third quarter of fiscal 2017.

Basic and diluted earnings per share for the third quarter of fiscal 2018 were $27.00, compared with $3.33 for the third quarter of fiscal 2017.

The weighted average common shares outstanding basic and diluted were 19,589,218 for the third quarter of fiscal 2018, compared with 19,586,694 for the third quarter of fiscal 2017.

Moving and Storage

Quarter Ended December 31, 2017 compared with the Quarter Ended December 31, 2016

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the third quarter of fiscal 2018 and the third quarter of fiscal 2017:

	Quarter Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$576,018	$542,545
Self-storage revenues	82,127	72,309
Self-moving and self-storage products and service sales	53,130	51,562
Property management fees	9,881	9,734
Net investment and interest income	3,662	2,570
Other revenue	37,669	35,264
Moving and Storage revenue	$762,487	$713,984

Self-moving equipment rental revenues increased $33.5 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017. The revenue improvement was primarily transaction driven and came from our truck and trailer rental fleets.  Transaction and revenue increases were recognized in both the one-way and in-town markets.  We increased the number of trucks, trailers, towing devices, independent dealers and Company-owned locations compared with the same period last year.

Self-storage revenues increased $9.8 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017.  The average monthly amount of occupied square feet increased by 9.2% during the third quarter of fiscal 2018, compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 3.5 million net rentable square feet or a 13.2% increase, with approximately 0.7 million of that coming on during the third quarter of fiscal 2018.

Sales of self-moving and self-storage products and services increased $1.6 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Net investment and interest income increased $1.1 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017.

Other revenue increased $2.4 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017 caused primarily by growth in the U-Box® program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	352	305
Square footage as of December 31	29,780	26,310
Average number of rooms occupied	247	227
Average occupancy rate based on room count	70.9%	75.1%
Average square footage occupied	22,401	20,515

Over the last twelve months we added approximately 3.5 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 6.5%.

Total costs and expenses increased $71.3 million during the third quarter of fiscal 2018, compared with the third quarter of fiscal 2017, excluding Net (gains) losses on disposal of real estate, primarily due to increased personnel costs, equipment maintenance, payment processing fees and property tax.  The rate of increase in Moving and Storage personnel expense was less than the rate of increase in Moving and Storage revenues, while repair costs, payment processing fees and property taxes increased at a rate in excess of revenue growth.  Repair costs, primarily associated with the portion of the fleet nearing resale, accounted for $32.3 million of the increase during the quarter.  Gains from the disposal of rental equipment increased $2.1 million primarily due to a higher volume of sales partially offset by lower gains per unit.  Depreciation expense associated with our rental fleet increased $17.9 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $2.7 million. Net gains on disposal of real estate increased $190.0 million.  The increase was caused by the sale of a portion of our Chelsea, NY property which resulted in a pre-tax gain of $190.7 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $285.5 million for the third quarter of fiscal 2018, compared with $118.3 million for the third quarter of fiscal 2017.

Equity in the earnings of AMERCO’s insurance subsidiaries was $11.8 million and $9.0 million for the third quarter of fiscal 2018 and 2017, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $297.3 million for the third quarter of fiscal 2018, compared with $127.3 million for the third quarter of fiscal 2017.

Property and Casualty Insurance

Quarter Ended September 30, 2017 compared with the Quarter Ended September 30, 2016

Net premiums were $16.8 million and $14.9 million for the quarters ended September 30, 2017 and 2016, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $3.6 million and $3.4 million for the quarters ended September 30, 2017 and 2016, respectively. Realized investment gains increased by $0.1 million.

Net operating expenses were $8.2 million and $7.7 million for the quarters ended September 30, 2017 and 2016, respectively due to an increase in commissions and decreased loss adjusting fees.

Benefits and losses incurred were $4.6 million and $3.5 million for the quarters ended September 30, 2017 and 2016, respectively due to increased premium volume.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.6 million and $7.2 million for the quarters ended September 30, 2017 and 2016, respectively.

Life Insurance

Quarter Ended September 30, 2017 compared with the Quarter Ended September 30, 2016

Net premiums were $39.0 million and $41.3 million for the quarters ended September 30, 2017 and 2016, respectively. Medicare Supplement premiums decreased by $2.7 million due to the reduction in new sales and declined premiums on the existing business partially offset by rate increases on renewal premiums. Other premiums increased $0.4 million. Deferred annuity deposits were $69.9 million or $19.6 million above prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment and interest income was $21.9 million and $17.2 million for the quarters ended September 30, 2017 and 2016, respectively. Investment income and realized gain from fixed maturities increased $3.6 million from a larger invested asset base. An additional increase of $1.1 million was from the mortgage loan portfolio.

Net operating expenses were $5.5 million and $5.7 million for the quarters ended September 30, 2017 and 2016, respectively. A decrease was primarily due to a reduction in Medicare Supplement commission and general expenses from the decreased sales and reduced business in force.

Benefits and losses incurred were $40.5 million and $41.9 million for the quarters ended September 30, 2017 and 2016, respectively. The decrease was due to a $2.1 million reduction in Medicare supplement benefits from an improved benefit to premium ratio and a $0.3 million net decrease in the remaining lines of business. Partially offsetting this was a $1.0 million increase in interest credited to policyholders as a result of the increased annuity deposit base.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $6.0 million and $5.2 million for the quarters ended September 30, 2017 and 2016, respectively. The variance was primarily due to the increased DAC amortization on the annuity products from the increase in sales.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $10.4 million and $6.9 million for the quarters ended September 30, 2017 and 2016, respectively.

AMERCO and Consolidated Entities

Nine Months Ended December 31, 2017 compared with the Nine Months Ended December 31, 2016

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2018 and the first nine months of fiscal 2017:

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,985,217	$1,899,519
Self-storage revenues	239,317	212,194
Self-moving and self-storage products and service sales	205,309	199,195
Property management fees	23,474	23,050
Life insurance premiums	116,910	123,064
Property and casualty insurance premiums	42,934	40,202
Net investment and interest income	82,507	75,754
Other revenue	147,825	139,353
Consolidated revenue	$2,843,493	$2,712,331

Self-moving equipment rental revenues increased $85.7 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017. The revenue improvement was primarily transaction driven and came from our truck and trailer rental fleets.  Transaction and revenue increases were recognized in both the one-way and in-town markets.  We increased the number of trucks, trailers, towing devices, independent dealers and Company-owned locations compared with the same period last year.

Self-storage revenues increased $27.1 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017.  The average monthly amount of occupied square feet increased by 8.5% during the first nine months of fiscal 2018, compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 3.5 million net rentable square feet or a 13.2% increase, with approximately 2.5 million of that coming on during the first nine months of fiscal 2018.

Sales of self-moving and self-storage products and services increased $6.1 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Life insurance premiums decreased $6.2 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $2.7 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017 due to an increase in Safetow® sales which corresponds with increased equipment rental transactions.

Net investment and interest income increased $6.8 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017 due to a larger invested asset base at our insurance companies and gains generated from our mortgage loan portfolio.

Other revenue increased $8.5 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017, primarily coming from growth in our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,843.5 million for the first nine months of fiscal 2018, as compared with $2,712.3 million for the first nine months of fiscal 2017.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2018 and the first nine months of fiscal 2017. The insurance companies’ first nine months ended September 30, 2017 and 2016.

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$2,610,222	$2,480,215
Earnings from operations before equity in earnings of subsidiaries	722,894	659,918
Property and casualty insurance
Revenues	55,704	53,153
Earnings from operations	19,118	21,816
Life insurance
Revenues	183,465	183,450
Earnings from operations	20,536	17,886
Eliminations
Revenues	(5,898)	(4,487)
Earnings from operations before equity in earnings of subsidiaries	(999)	(1,102)
Consolidated results
Revenues	2,843,493	2,712,331
Earnings from operations	761,549	698,518

Total costs and expenses increased $258.0 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017, excluding Net (gains) losses on disposal of real estate. Operating expenses at Moving and Storage increased $173.5 million.  In the second quarter of fiscal 2017, we recognized the difference between the accrued amount and actual settlement amount of the PODS case as a $24.6 million reduction of operating expenses. Excluding this effect in the prior year, operating expenses for Moving and Storage increased $148.9 million. This was primarily due to increased personnel costs, equipment maintenance, payment processing fees and property tax.  Repair costs, primarily associated with the portion of the fleet nearing resale, accounted for $55.1 million of the increase during the nine months ended December 31, 2017.  Lease expense decreased $3.9 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.  Gains from the disposal of rental equipment decreased $16.1 million.  Compared with the first nine months of fiscal 2017, we have sold fewer used trucks. On average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit. Depreciation expense associated with our rental fleet increased $45.7 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $11.0 million. Net gains on disposal of real estate increased $189.8 million.  The increase was caused by the sale of a portion of our Chelsea, NY property which resulted in a pre-tax gain of $190.7 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $761.5 million for the first nine months of fiscal 2018, as compared with $698.5 million for the first nine months of fiscal 2017.

Interest expense for the first nine months of fiscal 2018 was $93.9 million, compared with $83.2 million for the first nine months of fiscal 2017 due to increased borrowings in fiscal 2018 partially offset by lower borrowing costs. In addition, we incurred costs associated with the early extinguishment of debt during the third quarter of fiscal 2017 of $0.5 million for the write-off of transaction cost amortization related to defeased debt.

Income tax (expense) benefit was $112.1 million for the first nine months of fiscal 2018, compared with ($225.9) million for first nine months of fiscal 2017 due to the effects of the Tax Reform Act as enacted on December 22, 2017. Our effective tax rate was (16.8%) of net income before taxes for the first nine months of fiscal 2018, compared to 36.7% in the prior-year period. The decrease in our deferred tax liability resulting from the offset of the new Federal income tax rate accounted for a $349.2 million decrease, partially offset by a $10.0 million one time increase resulting from the deemed repatriation of foreign earnings. Although we have not yet fully assessed the impact of the Tax Reform Act on our future taxes or net earnings, we currently expect our all-inclusive effective income tax rate for the year ending March 31, 2018 to be highly distorted by these one-time events. Excluding the one-time benefits and charges mentioned above, our effective tax rate for all of fiscal 2018, post Tax Reform Act, was now approximately 34.3%, compared with 36.6% for fiscal 2017. We project that our effective tax rate for the fiscal year ending March 31, 2019 will be approximately 24.3%. See Note 8 to the financial statements for more information on income taxes.

As a result of the above mentioned items, earnings available to common shareholders were $779.7 million for the first nine months of fiscal 2018, compared with $388.9 million for the first nine months of fiscal 2017.

Basic and diluted earnings per common share for the first nine months of fiscal 2018 were $39.81, compared with $19.85 for the first nine months of fiscal 2017.

The weighted average common shares outstanding basic and diluted were 19,588,558 for the first nine months of fiscal 2018, compared with 19,586,389 for the first nine months of fiscal 2017.

Moving and Storage

Nine Months Ended December 31, 2017 compared with the Nine Months Ended December 31, 2016

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2018 and the first nine months of fiscal 2017:

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,988,430	$1,902,400
Self-storage revenues	239,317	212,194
Self-moving and self-storage products and service sales	205,309	199,195
Property management fees	23,474	23,050
Net investment and interest income	9,496	7,035
Other revenue	144,196	136,341
Moving and Storage revenue	$2,610,222	$2,480,215

Self-moving equipment rental revenues increased $86.0 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017. The revenue improvement was primarily transaction driven and came from our truck and trailer rental fleets.  Transaction and revenue increases were recognized in both the one-way and in-town markets.  We increased the number of trucks, trailers, towing devices, independent dealers and Company-owned locations compared with the same period last year.

Self-storage revenues increased $27.1 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017.  The average monthly amount of occupied square feet increased by 8.5% during the first nine months of fiscal 2018, compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 3.5 million net rentable square feet or a 13.2% increase, with approximately 2.5 million of that coming on during the first nine months of fiscal 2018.

Sales of self-moving and self-storage products and services increased $6.1 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Net investment and interest income increased $2.5 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017.

Other revenue increased $7.9 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017 caused primarily by growth in the U-Box® program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	352	305
Square footage as of December 31	29,780	26,310
Average number of rooms occupied	245	226
Average occupancy rate based on room count	72.6%	77.1%
Average square footage occupied	22,064	20,343

Over the last twelve months we added approximately 3.5 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 6.5%.

Moving and Storage total costs and expenses increased $256.9 million during the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017 excluding Net (gains) losses on disposal of real estate.  Operating expenses at Moving and Storage increased $173.5 million.  In the second quarter of fiscal 2017, we recognized the difference between the accrued amount and actual settlement amount of the PODS case as a $24.6 million reduction of operating expenses. Excluding this effect in the prior year, operating expenses for Moving and Storage increased $148.9 million. This was primarily due to increased personnel costs, equipment maintenance, payment processing fees and property tax.  Repair costs, primarily associated with the portion of the fleet nearing resale, accounted for $55.1 million of the increase during the nine months ended December 31, 2017.  Lease expense decreased $3.9 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases; this ongoing shift in financing allocation also contributed to the increase in depreciation expense.  Gains from the disposal of rental equipment decreased $16.1 million.  Compared with the first nine months of fiscal 2017, we have sold fewer used trucks. On average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit. Depreciation expense associated with our rental fleet increased $45.7 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $11.0 million. Net gains on disposal of real estate increased $189.8 million.  The increase was caused by the sale of a portion of our Chelsea, NY property which resulted in a pre-tax gain of $190.7 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for the Moving and Storage operating segment before consolidation of the equity in the earnings of the insurance subsidiaries increased to $722.9 million for the first nine months of fiscal 2018, compared with $659.9 million for the first nine months of fiscal 2017.

Equity in the earnings of AMERCO’s insurance subsidiaries was $26.0 million for the first nine months of fiscal 2018, compared with $25.9 million for the first nine months of fiscal 2017.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $748.9 million for the first nine months of fiscal 2018, compared with $685.8 million for the first nine months of fiscal 2017.

Property and Casualty Insurance

Nine Months Ended September 30, 2017 compared with the Nine Months Ended September 30, 2016

Net premiums were $44.1 million and $40.2 million for the nine months ended September 30, 2017 and 2016, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $11.6 million and $13.0 million for the nine months ended September 30, 2017 and 2016, respectively. Realized investment gains decreased by $1.8 million.

Net operating expenses were $24.6 million and $21.2 million for the nine months ended September 30, 2017 and 2016, respectively, due to an increase in commissions and decreased loss adjusting fees.

Benefits and losses incurred were $12.0 million and $10.1 million for the nine months ended September 30, 2017 and 2016, respectively, due to increased premium volume in the Safe and Self Storage Programs.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $19.1 million and $21.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Life Insurance

Nine Months Ended September 30, 2017 compared with the Nine Months Ended September 30, 2016

Net premiums were $116.9 million and $123.1 million for the nine months ended September 30, 2017 and 2016, respectively. Medicare Supplement premiums decreased by $6.3 million due to the reduction in new sales and declined premiums on the existing business offset by rate increases on renewal premiums. The remaining lines of business had a net increase of $0.1 million. Deferred annuity deposits were $242.7 million or $80.5 million above prior year and are accounted for on balance sheet as deposits rather than premiums.

Net investment income was $62.5 million and $57.0 million for the nine months ended September 30, 2017 and 2016, respectively. Investment income and realized gain from fixed maturities increased $9.0 million from a larger invested asset base, partially offset by a $3.5 million decrease in gains from mortgage loan portfolio.

Net operating expenses were $16.7 million and $17.3 million for the nine months ended September 30, 2017 and 2016, respectively. A decrease was primarily due to a reduction in commission expense from decreased Medicare Supplement premiums.

Benefits and losses incurred were $128.0 million and $129.1 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease was due to $7.0 million reduction in Medicare supplement benefits from an improved benefit to premium ratio and a $0.5 million decrease in supplemental contract and immediate annuity payouts. Partially offsetting this was a $5.2 million increase in interest credited to policyholders as a result of the increased annuity deposit base along with $1.3 million from life insurance benefits.

Amortization of DAC, SIA and VOBA was $18.2 million and $19.1 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease was primarily due to additional DAC amortization in the first quarter of the prior year generated by added gains on discounted mortgage loan investments partially offset by the increased amortization from a larger DAC asset in the current year.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $20.5 million and $17.9 million for the nine months ended September 30, 2017 and 2016, respectively.

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

At December 31, 2017, cash and cash equivalents totaled $1,022.9 million, compared with $697.8 million at March 31, 2017. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of December 31, 2017 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$978,264	$12,296	$32,327
Other financial assets	142,519	449,188	1,961,298
Debt obligations	3,493,908	–	–

(a) As of September 30, 2017

At December 31, 2017, Moving and Storage had additional borrowing capacity available under existing credit facilities of $163.0 million. The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities decreased $92.3 million in the first nine months of fiscal 2018 compared with the first nine months of fiscal 2017.  Reduced profitability at the Moving and Storage segment combined with a $53.1 million increase in income tax payments accounted for the majority of the decline in fiscal 2018.

Net cash used in investing activities decreased $166.7 million in the first nine months of fiscal 2018, compared with the first nine months of fiscal 2017. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, decreased $10.8 million. Cash from the sales of property, plant and equipment increased $178.1 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $54.8 million compared with the prior year period.

Net cash provided by financing activities decreased $158.4 million in the first nine months of fiscal 2018, as compared with the first nine months of fiscal 2017. This was due to a combination of increased debt and capital lease repayments of $136.6 million, a decrease in cash from borrowings of $107.7 million, an increase in net annuity deposits from Life Insurance of $68.1 million and a decrease in common stock dividends paid of $19.6 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2018, we will reinvest in our truck and trailer rental fleet approximately $540 million, net of equipment sales excluding any lease buyouts. Through the first nine months of fiscal 2018, we have invested, net of equipment sales, approximately $400 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2018 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the remaining fiscal 2018 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first nine months of fiscal 2018, we invested approximately $400 million in real estate acquisitions, new construction and renovation and major repairs. For the remainder of fiscal 2018, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $379.4 million and $568.4 million for the first nine months of fiscal 2018 and 2017, respectively. The components of our net capital expenditures are provided in the following table:

	Nine Months Ended December 31,
	2017	2016
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$787,976	$869,878
Equipment lease buyouts	2,942	16,840
Purchases of real estate, construction and renovations	399,510	378,017
Other capital expenditures	103,783	95,942
Gross capital expenditures	1,294,211	1,360,677
Less: Lease proceeds	(323,739)	(379,361)
Less: Sales of property, plant and equipment	(591,040)	(412,892)
Net capital expenditures	379,432	568,424

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

Property and Casualty Insurance’s stockholder’s equity was $199.7 million and $180.9 million at September 30, 2017 and December 31, 2016, respectively. The increase resulted from net earnings of $12.6 million and an increase in other comprehensive income of $6.2 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the nine months ended September 30, 2017 were $184.2 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $323.2 million and $296.1 million at September 30, 2017 and December 31, 2016, respectively. The increase resulted from net earnings of $13.4 million and an increase in other comprehensive income of $13.7 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of September 30, 2017, Oxford had outstanding deposits of $60 million through its membership in the FHLB system. For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $782.8 million and $882.1 million for the first nine months of fiscal 2018 and 2017, respectively. Reduced profitability combined with a $53.1 million increase in income tax payments accounted for the majority of the decline in fiscal 2018.

Property and Casualty Insurance

Net cash provided by operating activities were $18.4 million and $14.4 million for the nine months ended September 30, 2017 and 2016, respectively. The increase was the result of changes in intercompany balances and the timing of payable’s activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $16.4 million and $20.7 million at September 30, 2017 and December 31, 2016, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $37.8 million and $34.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in operating cash flows was due to the increase in investment income, lower benefit payments and timing of collection of receivables and settlement of payables, offset by a decrease in collected premiums and a federal income tax payment.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. At September 30, 2017 and December 31, 2016, cash and cash equivalents and short-term investments amounted to $37.5 million and $20.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and hedge floating rate loans through the use of interest rate swaps. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At December 31, 2017, we had available borrowing capacity under existing credit facilities of $163.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Fair Value of Financial Instruments

Certain assets and liabilities are recorded at fair value on the condensed consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820 requires that financial assets and liabilities recorded at fair value be classified and disclosed in a Level 1, Level 2 or Level 3 category. For more information, please see Note 15, Fair Value Measurements, of the Notes to Condensed Consolidated Financial Statements.

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At December 31, 2017, we had $0.3 million of available-for-sale assets classified in Level 3.

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

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $16.2 million of residual values at December 31, 2017 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $28.5 million at December 31, 2017.

Historically, we have used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 11, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when our overall borrowing structure was more limited. We do not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders. SAC Holdings, 4 SAC, 5 SAC, Galaxy and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Willow Grove Holding LP, which is owned by Mark V. Shoen (a significant shareholder) and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen.

We currently manage the self-storage properties owned or leased by Blackwater and Mercury pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $23.3 million and $21.8 million from the above mentioned entities during the first nine months of fiscal 2018 and 2017, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder) and a trust benefitting the children and grandchildren of Edward J. Shoen.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. Total lease payments pursuant to such leases were $2.0 million and $2.1 million in the first nine months of fiscal 2018 and 2017, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At December 31, 2017, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $46.9 million and $45.9 million in commissions pursuant to such dealership contracts during the first nine months of fiscal 2018 and 2017, respectively.

During the first nine months of fiscal 2018, a subsidiary of ours held a junior unsecured note of SAC Holding Corporation. We do not have an equity ownership interest in SAC Holding Corporation. We recorded interest income of $3.3 million and $3.7 million and received cash interest payments of $8.7 million and $3.4 million, from SAC Holding Corporation during the first nine months of fiscal 2018 and 2017, respectively. The largest aggregate amount of the note receivable outstanding during the first nine months of fiscal 2018 was $48.1 million. In December 2017, this note and interest receivable was repaid in full as we received payments of $53.0 million.

These agreements along with a note with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $21.4 million, expenses of $2.0 million and cash flows of $72.9 million during the first nine months of fiscal 2018. Revenues and commission expenses related to the Dealer Agreements were $218.6 million and $46.9 million, respectively during the first nine months of fiscal 2018.

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

With respect to our storage business, we have added new locations and expanded at existing locations. For the remainder of fiscal 2018, we are actively looking to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box® program throughout fiscal 2018.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease.  We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements at December 31, 2017:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$62,222		$(1,551)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
8,125	(a)	(25)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
16,667	(a)	(19)	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
6,600	(a)	(3)	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
6,587	(b)	27	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
9,167		56	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
17,550		262	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of December 31, 2017, we had $726.6 million of variable rate debt obligations and $6.6 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $6.1 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.8% and 4.6% of our revenue was generated in Canada during the first nine months of fiscal 2018 and 2017, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

PART II Other information

Item 1. Legal Proceedings

The information regarding our legal proceedings in Note 10, Contingencies, of the Notes to Condensed Consolidated Financial Statements is incorporated by reference herein.

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” of our most recent annual report on Form 10-K for the year ended March 31, 2017, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” in our MD&A of this quarterly report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding of our operations and financial conditions. The risks described in our Form 10-K and herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Below we set forth material updates to the risk factors contained in “Item 1A. Risk Factors” or our most recently filed Form 10-K:

Recent changes to U.S. tax laws may adversely affect our financial condition or results of operations and create the risk that we may need to adjust our accounting for these changes.

The Tax Reform Act makes significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours.  For instance, as a result of lower corporate tax rates, the Tax Reform Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities.  It also limits interest rate deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures.  Other provisions have international tax consequences for businesses like ours that operate internationally. The Tax Reform Act is unclear in certain respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities, and the Tax Reform Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Tax Reform Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods.  Others will primarily affect future periods.  As discussed elsewhere in this Report on Form 10-Q, we believe our analysis and computations of the tax effects of the Tax Reform Act on us is substantially, but not entirely, complete. Consistent with guidance from the Securities and Exchange Commission, our financial statements reflect our estimates of the tax effects of the Tax Reform Act on us.  Although we believe these estimates are reasonable, they are provisional and may be adjusted prior to the end of fiscal 2018. Any such adjustments could affect our current or future financial statements, or both.

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

Date: February 7, 2018	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: February 7, 2018	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)