Form 10-K
period 2018-03-31
AMERCO /NV/
filed 2018-05-30
CIK 4457

United States Securities and exchange commission

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]Annual Report Pursuant to Section 13 or 15(d) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes [ ]  No  [X]

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]   Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of AMERCO common stock held by non-affiliates on September 29, 2017 was $2,624,776,498. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at May 25, 2018.

Documents incorporated by reference: portions of AMERCO’s definitive proxy statement for the 2018 annual meeting of stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2018, are incorporated by reference into Part III of this report.

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

We were founded in 1945 as a sole proprietorship under the name "U-Haul Trailer Rental Company" and have rented trailers ever since. Starting in 1959, we rented trucks on a one-way and in-town basis exclusively through independent U-Haul® dealers. In 1974, we began developing our network of U-Haul® managed retail stores, through which we rent our trucks and trailers, self-storage rooms and portable moving and storage units and sell moving and self-storage products and services to complement our independent dealer network.

We rent our distinctive orange and white U-Haul® trucks and trailers as well as offer self-storage rooms through a network of 1,790 Company operated retail moving stores and approximately 20,000 independent U-Haul® dealers. We also sell U-Haul® brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our uhaul.com® and eMove® websites.

We believe U-Haul® is the most convenient supplier of products and services addressing the needs of the United States and Canada’s “do-it-yourself” moving and storage markets. Our broad geographic coverage throughout the United States and Canada and our extensive selection of U-Haul® brand moving equipment rentals, self-storage rooms, portable moving and storage units and related moving and storage products and services provide our customers with convenient “one-stop” shopping.

Since 1945, U-Haul® has incorporated sustainable practices into its everyday operations. We believe that our basic business premise of equipment sharing helps reduce greenhouse gas emissions and reduces the inventory of total large capacity vehicles. We continue to look for ways to reduce waste within our business and are dedicated to manufacturing reusable components and recyclable products. We believe that our commitment to sustainability, through our products and services and everyday operations has helped us to reduce our impact on the environment.

Through Repwest Insurance Company (“Repwest”) and ARCOA Risk Retention Group ("ARCOA"), our property and casualty insurance subsidiaries, we manage the property, liability and related insurance claims processing for U-Haul®. Oxford Life Insurance Company (“Oxford”), our life insurance subsidiary, sells life insurance, Medicare supplement insurance, annuities and other related products to the senior market.

Available Information

AMERCO® and U-Haul® are each incorporated in Nevada. U-Haul’s internet address is uhaul.com. On AMERCO’s investor relations website, amerco.com, we post the following filings as soon as practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, proxy statements related to meetings of our stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also use our investor relations website as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD. All such filings on our website are available free of charge. Additionally, you will find these materials on the SEC’s website at sec.gov.

Products and Rental Equipment

Our customers are primarily “do-it-yourself” household movers. U-Haul® moving equipment is specifically designed, engineered and manufactured for the “do-it-yourself” household mover. These “do-it-yourself” movers include individuals and families moving their belongings from one home to another, college students moving their belongings, vacationers and sports enthusiasts needing extra space or having special towing needs, people trying to save on home furniture and home appliance delivery costs, and “do-it-yourself” home remodeling and gardening enthusiasts who need to transport materials.

As of March 31, 2018, our rental fleet consisted of approximately 161,000 trucks, 118,000 trailers and 42,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving stores and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul® rentals.

Our rental truck chassis are engineered by domestic truck manufacturers. These chassis are joined with the U-Haul® designed and manufactured van boxes primarily at U-Haul® operated manufacturing and assembly facilities strategically located throughout the United States. U-Haul® rental trucks feature our proprietary Lowest DeckSM, which provides our customers with extra ease of loading. The loading ramps on our trucks are the widest in the industry, which reduce the effort needed to move belongings. Our trucks are fitted with convenient, padded rub rails with tie downs on every interior wall. Our Gentle Ride SuspensionSM helps our customers safely move delicate and prized possessions. Also, the engineers at our U-Haul Technical Center determined that the softest ride in our trucks was at the front of the van box. Consequently, we designed the part of the van box that hangs over the front cab of the truck to be the location for our customers to place their most fragile items during their move. We call this area Mom’s Attic®.

Our distinctive trailers are also manufactured at these same U-Haul® operated manufacturing and assembly facilities. These trailers are well suited to the low profile of many of today’s newly manufactured automobiles. Our engineering staff is committed to making our trailers easy to tow, safe, aerodynamic and fuel efficient.

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

To help our customers load their boxes and larger household appliances and furniture, we offer several accessory rental items. Our utility dolly has a lightweight design and is easy to maneuver. Another rental accessory is our four wheel dolly, which provides a large, flat surface for moving dressers, wall units, pianos and other large household items. U-Haul® appliance dollies provide the leverage needed to move refrigerators, freezers, washers and dryers easily and safely. These utility, furniture and appliance dollies, along with the low decks and the wide loading ramps on U-Haul® trucks and trailers, are designed for easy loading and unloading of our customers’ belongings.

The total package U-Haul® offers to the “do-it-yourself” household mover doesn’t end with trucks, trailers and accessory rental items. Our moving supplies include a wide array of affordably priced U-Haul® brand boxes, tape and packing materials. We also provide specialty boxes for dishes, computers and sensitive electronic equipment, as well as tape, security locks, and packing supplies. U-Haul® brand boxes are specifically sized to make loading easier.

We estimate that U-Haul® is North America’s largest seller and installer of hitches and towing systems. In addition to towing U-Haul® equipment, these hitching and towing systems can tow jet skis, motorcycles, boats, campers and horse trailers. Each year, more than one million customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories.

U-Haul® has one of North America’s largest propane refilling networks, with over 1,100 locations providing this convenient service. We employ trained, certified personnel to refill propane cylinders and alternative fuel vehicles. Our network of propane dispensing locations is one of the largest automobile alternative refueling networks in North America.

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul® self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. As of March 31, 2018, we operate 1,519 self-storage locations in the United States and Canada, with nearly 632,000 rentable storage rooms comprising 55.2 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate controlled storage rooms to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

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

Additionally, we offer moving and storage protection packages such as Safemove® and Safetow®. These programs provide moving and towing customers with a damage waiver, cargo protection and medical and life insurance coverage. Safestor® provides protection for storage customers from loss on their goods in storage. Safestor Mobile® provides protection for customers stored belongings when using our U-Box® portable moving and storage units. For our customers who desire additional coverage over and above the standard Safemove® protection, we also offer our Safemove Plus® product. This package provides the rental customer with a layer of primary liability protection.

We believe that through our website, uhaul.com, we have aggregated the largest network of customers and independent businesses in the self-moving and self-storage industry. In particular, our Moving Helper program connects “do-it-yourself” movers with thousands of independent service providers in the United States and Canada to assist our customers in packing, loading, unloading, cleaning and performing other services.

Through the U-Haul Storage Affiliates® program, independent storage businesses can join one of the world’s largest self-storage reservation systems. Self-storage customers making a reservation through uhaul.com® can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs. For the independent storage operator, our network gives them access to products and services allowing them to compete with larger operators more cost effectively.

We own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services. Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse affect on our business. We consider the trademark “U-Haul®” to be of material importance to our business in addition, but not limited to, the U.S. trademarks and service marks “AMERCO®”, “eMove®”, “Gentle Ride SuspensionSM”, “In-Town®”, “Lowest DecksSM”, “Moving made Easier®”, “Make Moving Easier®”, “Mom’s Attic®”, “Moving Help®”, “Moving Helper®”, “Safemove®”, “Safemove Plus®”, “Safestor®”, “Safestor Mobile®”, “Safetow®”,  “U-Box®”, “uhaul.com®”, “U-Haul Investors Club®”, “U-Haul Truck Share®”, “U-Haul Truck Share 24/7®“ “U-Note®”, “WebSelfStorage®”,  among others, for use in connection with the moving and storage business. Additionally, applications to register the U-Haul Smart Mobility CenterSM trademarks are pending in the U.S. Patent and Trademark Office.

Description of Operating Segments

AMERCO’s three reportable segments are:

  Moving and Storage, comprised of AMERCO®, U-Haul®, and Amerco Real Estate Company
  (“Real Estate”), and the subsidiaries of U-Haul® and Real Estate,
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

Net revenue from Moving and Storage was approximately 91.3%, 90.8% and 91.0% of consolidated net revenue in fiscal 2018, 2017 and 2016, respectively.

During fiscal 2018, we placed over 34,000 new trucks in service. These additions and replacements to the fleet were a combination of U-Haul® manufactured vehicles and purchases. As new trucks are added to the fleet, we typically remove older trucks from the fleet. The total number of rental trucks in the fleet increased during fiscal 2018 as the pace of new additions was greater than those trucks removed for retirement and sale.

Within our truck and trailer rental operation, we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul® maximizes vehicle utilization by managing distribution of the truck and trailer fleets among the 1,790 Company operated stores and approximately 20,000 independent dealers. Utilizing its proprietary reservations management system, our centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Approximately 55% of all U-Move® rental revenue originates from our operated centers.

At our owned and operated retail stores we are implementing new initiatives to improve customer service. These initiatives include improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effectively marketing our broad line of self-moving related products and services, expanding accessibility to provide more convenience to our customers, and enhancing our ability to properly staff locations during our peak hours of operations by attracting and retaining “moonlighters” (part-time U-Haul® employees with full-time jobs elsewhere) during our peak hours of operation. As of April 2017, U-Haul expanded it’s offering of U-Haul Truck Share 24/7® to our entire network in the United States and Canada. In May 2018, U-Haul received intellectual property protection of such system from the U.S. Trademark Office.

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

U-Haul® is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul® operates nearly 632,000 rentable storage rooms, comprising 55.2 million square feet of rentable storage space with locations in 49 states and 10 Canadian provinces. U-Haul’s owned and managed self-storage facility locations range in size up to 309,000 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

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

Moving Help® and U-Haul Storage Affiliates® on uhaul.com are online marketplaces that connect consumers to independent Moving Help® service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated Moving Help® and affiliates provide pack and load help, cleaning help, self-storage and similar services all over the United States and Canada. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Net revenue from Property and Casualty Insurance was approximately 2.0%, 2.0% and 2.0% of consolidated net revenue in fiscal 2018, 2017 and 2016, respectively.

Life Insurance Operating Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from Life Insurance was approximately 6.7%, 7.2% and 7.0% of consolidated net revenue in fiscal 2018, 2017 and 2016, respectively.

Employees

As of March 31, 2018, we employed over 29,000 people throughout the United States and Canada with approximately 98% of these employees working within Moving and Storage and approximately 55% of these employees working on a part-time basis.

Sales and Marketing

We promote U-Haul® brand awareness through direct and co-marketing arrangements. Our direct marketing activities consist of web-based initiatives, print and social media as well as trade events, movie cameos of our rental fleet and boxes, and industry and consumer communications. We believe that our rental equipment is our best form of advertisement. We support our independent U-Haul® dealers through marketing U-Haul® moving and self-storage rentals, products and services.

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

We are highly leveraged.

As of March 31, 2018, we had total debt outstanding of $3,538.7 million and total undiscounted operating and ground lease commitments of $165.9 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways among other considerations:

  require us to allocate a considerable portion of cash flows from operations to debt service and lease payments;
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
  limit our ability to obtain additional financing; and
  place us at a disadvantage compared to our competitors who may have less debt.

Our ability to make payments on our debt and leases depends upon our ability to maintain and improve our operating performance and generate cash flow. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, some of which are beyond our control. If we are unable to generate sufficient cash flow from operations to service our debt and meet our other cash needs, including our leases, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness and leases. If we must sell our assets, it may negatively affect our ability to generate revenue. In addition, we may incur additional debt or leases that would exacerbate the risks associated with our indebtedness.

Economic conditions, including those related to the credit markets, may adversely affect our industry, business and results of operations.

Consumer and commercial spending is generally affected by the health of the economy, which places some of the factors affecting the success of our business beyond our control. Our businesses, although not as traditionally cyclical as some, could experience significant downturns in connection with or in anticipation of, declines in general economic conditions. In times of declining consumer spending we may be driven, along with our competitors, to reduce pricing which would have a negative impact on gross profit.  We cannot predict if another downturn in the economy will occur, which could result in reduced revenues and working capital.

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

Willow Grove Holdings LP, directly and through controlled entities (“WGHLP”), owns 8,309,584 shares of AMERCO common stock, and together with Edward J. Shoen and Mark V. Shoen, owns 8,361,643 shares (approximately 42.6%) of AMERCO common stock.  The general partner of WGHLP controls the voting and disposition decisions with respect to the common stock of AMERCO owned by WGHLP, and is managed by Edward J. Shoen (the Chairman of the Board of Directors and Chief Executive Officer of AMERCO) and his brother, Mark V. Shoen.  Accordingly, Edward J. Shoen and Mark V. Shoen are in a position to significantly influence our business and policies, including the approval of certain significant transactions, the election of the members of our Board of Directors (the “Board”) and other matters submitted to our stockholders. There can be no assurance that their interests will not conflict with the interests of our other stockholders.

In addition, 1,143,609 shares (approximately 5.8%) of AMERCO common stock are owned under our Employee Stock Ownership Plan (“ESOP”).  Each ESOP participant is entitled to vote the shares allocated to himself or herself in their discretion.  In the event an ESOP participant does not vote his or her shares, such shares shall be voted by the ESOP trustee, in the ESOP trustee’s discretion.

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

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remediation plan at each site where we believe such a plan is necessary. See Note 18, Contingencies, of the Notes to Consolidated Financial Statements. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks.  Despite these compliance efforts, the risk of environmental liability is part of the nature of our business.

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

Our truck and trailer rental business is subject to regulation by various federal, state and foreign governmental entities. Specifically, the U.S. Department of Transportation and various state, federal and Canadian agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. In addition, our storage business is also subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. The failure to comply with these laws and regulations may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowings. Compliance with changing regulations could substantially impair real property and equipment productivity and increase our costs. In addition, the Federal government may institute some regulation that limits carbon emissions by setting a maximum amount of carbon individual entities can emit without penalty. This would likely affect everyone who uses fossil fuels and would disproportionately affect users in the highway transportation industries. While there are too many variables at this time to assess the impact of the various proposed federal and state regulations that could affect carbon emissions, many experts believe these proposed rules could significantly affect the way companies operate in their businesses.

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

Our business plan relies upon a network of independent dealers strategically located throughout the United States and Canada.  As of March 31, 2018 we had approximately 20,000 independent equipment rental dealers.  In fiscal 2018, approximately 45% of our equipment rental revenues were generated through this network.

We manage 482 U-Haul branded locations on behalf of subsidiaries of WGHLP and Mercury Partners, L.P. (“Mercury”). These locations generated $29.6 million of management fees in fiscal 2018. Additionally, these locations served as U-Haul equipment dealers and accounted for approximately 12% of our equipment rental revenues in fiscal 2018.

Our inability to maintain this network or its current cost structure could inhibit our ability to adequately serve our customers and may negatively affect our results of operations and financial position.

We face liability risks associated with the operation of our rental fleet, sales of our products and operation of our locations.

The business of renting moving and storage equipment to customers exposes us to liability claims including property damage, personal injury and even death. Likewise, the operation of our moving and storage centers along with the sale of our related moving supplies, towing accessories and installation, and refilling of propane tanks may subject us to liability claims.  We seek to limit the occurrence of such events through the design of our equipment, communication of its proper use, exhaustive repair and maintenance schedules, extensive training of our personnel, proactive risk management assessments and by providing our customers with online resources for the proper use of products and services.  Regardless, accidents still occur and we manage the financial risk of these events through third party insurance carriers. While these excess loss insurance policies are available today at reasonable costs, this could change and could negatively affect our results of operations and financial position.

Terrorist attacks could negatively impact our operations and profitability and may expose us to liability and reputational damage.

Terrorist attacks may negatively affect our operations and profitability.  Such attacks may damage our facilities and it is also possible that our rental equipment could be involved in a terrorist attack.  Although we carry excess of loss insurance coverage, it may prove to be insufficient to cover us for acts of terror using our rental equipment.  Moreover, we may suffer reputational damage that could arise from a terrorist attack which utilizes our rental equipment. The consequences of any terrorist attacks or hostilities are unpredictable and difficult to quantify.  We seek to minimize these risks through our operational processes and procedures; however, we may not be able to foresee events that could have an adverse effect on our operations.

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

Our information systems are largely Internet-based, including our point-of-sale reservation system, payment processing and telephone systems.  While our reliance on this technology lowers our cost of providing service and expands our abilities to better serve customers, it exposes us to various risks including natural and man-made disasters, terrorist attacks and cyber-attacks.  We have put into place extensive security protocols, backup systems and alternative procedures to mitigate these risks.  However, disruptions or breaches, detected or undetected by us, for any period of time in any portion of these systems could adversely affect our results of operations and financial condition and inflict reputational damage.

In addition, the provision of service to our customers and the operation of our networks and systems involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Our information technology systems may be susceptible to computer viruses, attacks by computer hackers, malicious insiders, or catastrophic events. Hackers, acting individually or in coordinated groups, may also launch distributed denial of service attacks or ransom or other coordinated attacks that may cause service outages or other interruptions in our business and access to our data.  In addition, breaches in security could expose us, our customers, or the individuals affected, to a risk of loss or misuse of proprietary information and sensitive or confidential data. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Any of these occurrences could result in disruptions in our operations, the loss of existing or potential customers, damage to our brand and reputation, and litigation and potential liability for the Company. In addition, the cost and operational consequences of implementing further data or system protection measures could be significant and our efforts to deter, identify, mitigate and/or eliminate any security breaches may not be successful.

A.M. Best financial strength ratings are crucial to our life insurance business.

In June 2017, A.M. Best affirmed the financial strength rating for Oxford and Christian Fidelity Life Insurance Company (“CFLIC”) of A- with a stable outlook and affirmed the financial strength rating for North American Insurance Company (“NAI”) of B++ with a stable outlook. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

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

At December 31, 2017, Repwest reported $1.1 million of reinsurance recoverables, net of allowances and $94.5 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $57.5 million.

Recent changes to U.S. tax laws may adversely affect our financial condition or results of operations and create the risk that we may need to adjust our accounting for these changes.

The Tax Reform Act makes significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours.  For instance, as a result of lower corporate tax rates, the Tax Reform Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities.  It also limits interest rate deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures.  Other provisions have international tax consequences for businesses like ours that operate internationally. The Tax Reform Act is unclear in certain respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities, and the Tax Reform Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Tax Reform Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods.  Others will primarily affect future periods.  As discussed elsewhere in this Annual Report on Form 10-K, we believe our analysis and computations of the tax effects of the Tax Reform Act on us is substantially, but not entirely, complete. Consistent with guidance from the Securities and Exchange Commission, our financial statements reflect our estimates of the tax effects of the Tax Reform Act on us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul® equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate 1,790 U-Haul® retail centers of which 482 U-Haul branded locations are managed for subsidiaries of WGHLP and Mercury, and 11 manufacturing and assembly facilities. We also operate over 130 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of Moving and Storage.

Item 3. Legal Proceedings

Litigation

On July 1, 2014, a 100-pound propane cylinder allegedly filled at a Philadelphia-area U-Haul Co. of Pennsylvania (“UHPA”) center exploded while in use on a food truck. The explosion killed two people and injured eleven. Following the incident, the injured parties and their estates filed a number of lawsuits against U-Haul and its subsidiary, UHPA, both of which denied the allegations. One plaintiff sued AMERCO, which also denied the allegations. All suits were filed in the Philadelphia Court of Common Pleas. The plaintiffs alleged, among other things, that UHPA should not have refilled the propane cylinder at issue because it was out-of-date and improperly fitted with an incorrect valve, which allegedly caused the explosion. The plaintiffs sought compensatory and punitive damages.

After several settlements with the less-injured plaintiffs, in April 2018, the parties reached an agreement, in principle, to settle the remaining cases. We will pay our self-insured retention and attorney’s fees. Together, these amounts are currently estimated to be $26.4 million, of which $15.3 million has already been paid.  The balance of the settlement amount is accrued on our balance sheet in Policy benefits and losses, claims and loss expenses payable with offsetting insurance recoveries from our insurance carriers in Other assets. The U.S. Department of Justice is investigating the cause of the incident.  Following the resolution in principle of the civil claims in April 2018, the U.S. Attorney’s Office for the Eastern District of Pennsylvania advised the Company for the first time that UHPA is a target of the investigation, but has not advised UHPA as to what specific violations are being investigated. UHPA will vigorously defend itself against any criminal allegations or charges.

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

Item 4. Mine Safety Disclosure

Not applicable.

Part ii

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of May 9, 2018, there were approximately 2,800 holders of record of our common stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings. AMERCO’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “UHAL”.

The following table sets forth the high and the low sales price of the common stock of AMERCO for the periods indicated:

	Years Ended March 31,
	2018		2017
	High	Low	High	Low
First quarter	$394.50	$338.30	$382.44	$333.35
Second quarter	398.94	349.71	399.16	319.20
Third quarter	400.99	348.58	375.26	307.80
Fourth quarter	386.00	326.30	391.22	355.50

Dividends

AMERCO® does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 8, 2018	$0.50	March 23, 2018	April 6, 2018
December 6, 2017	0.50	December 21, 2017	January 5, 2018
July 5, 2017	1.00	July 20, 2017	August 3, 2017
February 8, 2017	1.00	February 23, 2017	March 9, 2017
October 5, 2016	1.00	October 20, 2016	November 3, 2016

See Note 20, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock for the period March 31, 2013 through March 31, 2018 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2013 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on NASDAQ on March 31, 2014, 2015, 2016, 2017 and 2018.

Fiscal years ended March 31:	2013	2014	2015	2016	2017	2018

AMERCO	$100	$137	$196	$214	$230	$209
Dow Jones US Total Market	100	113	122	121	142	165
Dow Jones US Transportation Average	100	123	142	129	148	169

Item 6.Selected Financial Data

The following selected financial data should be read in conjunction with the MD&A, and the Consolidated Financial Statements and related notes in this Annual Report.

Listed below is selected financial data for AMERCO and consolidated subsidiaries for each of the last five years:

	Years Ended March 31,
	2018	2017	2016	2015	2014
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$2,479,742	$2,362,833	$2,297,980	$2,146,391	$1,955,423
Self-storage revenues	323,903	286,886	247,944	211,136	181,794
Self-moving and self-storage products and service sales	261,557	253,073	251,541	244,177	234,187
Property management fees	29,602	29,075	26,533	25,341	24,493
Life insurance premiums	154,703	163,579	162,662	156,103	157,919
Property and casualty insurance premiums	57,100	52,334	50,020	46,456	41,052
Net investment and interest income	110,473	102,276	86,617	84,728	79,591
Other revenue	184,034	171,711	152,171	160,199	160,793
Total revenues	3,601,114	3,421,767	3,275,468	3,074,531	2,835,252

Operating expenses	1,807,983	1,568,083	1,470,047	1,479,409	1,313,674
Commission expenses	276,705	267,230	262,627	249,642	227,332
Cost of sales	160,489	152,485	144,990	146,072	127,270
Benefits and losses	185,311	182,710	167,436	158,760	156,702
Amortization of deferred policy acquisition costs	24,514	26,218	23,272	19,661	19,982
Lease expense	33,960	37,343	49,780	79,798	100,466
Depreciation, net gains on disposals (a)	543,247	449,025	291,235	279,107	261,306
Net gains on disposal of real estate	(195,414)	(3,590)	(545)	(942)	(1,694)
Total costs and expenses	2,836,795	2,679,504	2,408,842	2,411,507	2,205,038

Earnings from operations	764,319	742,263	866,626	663,024	630,214
Interest expense	(126,706)	(113,406)	(97,715)	(97,525)	(92,692)
Fees and amortization on early extinguishment of debt	–	(499)	–	(4,081)	–
Pretax earnings	637,613	628,358	768,911	561,418	537,522
Income tax benefit (expense)	152,970	(229,934)	(279,910)	(204,677)	(195,131)
Earnings available to common shareholders	$790,583	$398,424	$489,001	$356,741	$342,391
Basic and diluted earnings per common share	$40.36	$20.34	$24.95	$18.21	$17.51
Weighted average common shares outstanding: Basic and diluted	19,588,889	19,586,606	19,596,110	19,586,633	19,558,758
Cash dividends declared and accrued Common stock	39,175	39,171	97,960	19,594	19,568

Balance Sheet Data:
Property, plant and equipment, net	$6,816,741	$5,957,735	$5,017,511	$4,107,637	$3,409,211
Total assets	10,746,985	9,405,840	8,109,288	6,855,600	5,989,930
Notes, loans and leases payable, net	3,513,076	3,262,880	2,647,396	2,174,294	1,933,311
Stockholders' equity	3,408,708	2,619,744	2,251,406	1,884,359	1,527,368

(a) Net gains were ($11.8) million, ($32.5) million, ($98.2) million, ($73.7) million and ($31.9) million for fiscal 2018, 2017, 2016, 2015 and 2014, respectively.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2018 compared with fiscal 2017, and for fiscal 2017 compared with fiscal 2016 which are followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for fiscal 2019.

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

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2017, 2016 and 2015 correspond to fiscal 2018, 2017 and 2016 for AMERCO.

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

U-Haul® brand self-moving related products and services, such as boxes, pads and tape allow our customers to, among other things; protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

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

Property and Casualty Insurance Operating Segment

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove®, Safetow®, Safemove Plus®, Safestor® and Safestor Mobile® protection packages to U-Haul® customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul® related programs.

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

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, we raised the value threshold before certain assets are capitalized within our depreciation policy. This change in threshold, results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. This change in threshold is expected to benefit us through the immediate recognition of tax deductible costs.

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

For our box truck fleet we utilize an accelerated method of depreciation based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced by approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% of cost during years one through seven, respectively, and then reduced on a straight line basis to a salvage value of 15% by the end of year fifteen. Comparatively, a standard straight line approach would reduce the book value by approximately 5.7% per year over the life of the truck.

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

We have reserved each claim based upon the accumulation of current claim costs projected through each claimant’s life expectancy, and then adjusted for applicable reinsurance arrangements.  Management reviews each claim bi-annually or more frequently, if there are changes in facts or circumstances to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.  We have factored in an estimate of what the potential cost increases could be in our IBNR liability.  We have not assumed settlement of the existing claims in calculating the reserve amount, unless it is in the final stages of completion.

Continued increases in claim costs, including medical inflation and new treatments and medications could lead to future adverse development resulting in additional reserve strengthening.  Conversely, settlement of existing claims or if injured workers return to work or expire prematurely, could lead to future positive development.

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in fiscal 2018, 2017 and 2016, respectively.

Income Taxes

We file a consolidated tax return with all of our legal subsidiaries.

Our tax returns are periodically reviewed by various taxing authorities. The final outcome of these audits may cause changes that could materially impact our financial results. Please see Note 13, Provision for Taxes, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report for more information.

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

Subsequent Events

Please see Note 22, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Recent Accounting Pronouncements

Please see Note 3, Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

AMERCO and Consolidated Subsidiaries

Fiscal 2018 Compared with Fiscal 2017

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2018 and fiscal 2017:

	Year Ended March 31,
	2018	2017
	(In thousands)
Self-moving equipment rentals	$2,479,742	$2,362,833
Self-storage revenues	323,903	286,886
Self-moving and self-storage products and service sales	261,557	253,073
Property management fees	29,602	29,075
Life insurance premiums	154,703	163,579
Property and casualty insurance premiums	57,100	52,334
Net investment and interest income	110,473	102,276
Other revenue	184,034	171,711
Consolidated revenue	$3,601,114	$3,421,767

Self-moving equipment rental revenues increased $116.9 million during fiscal 2018, compared with fiscal 2017 largely due to growth in both one-way and In-Town® transactions. Over the course of fiscal 2018 we added new Company owned locations to our retail network and increased the number of trucks, trailers, and towing devices in our rental fleet.

Self-storage revenues increased $37.0 million during fiscal 2018, compared with fiscal 2017.  The average monthly amount of occupied square feet increased by 8.9% during fiscal 2018, compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 3.7 million net rentable square feet, or a 13.4% increase, with approximately 1.2 million of that coming on during the fourth quarter of fiscal 2018.

Sales of self-moving and self-storage products and services increased $8.5 million during fiscal 2018, compared with fiscal 2017. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Life insurance premiums decreased $8.9 million during fiscal 2018, compared with fiscal 2017 primarily due to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $4.8 million during fiscal 2018, compared with fiscal 2017 due to an increase in Safetow® and Safestor® sales, which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $8.2 million during fiscal 2018, compared with fiscal 2017 due to a larger invested asset base at our insurance companies.

Other revenue increased $12.3 million during fiscal 2018, compared with fiscal 2017, primarily coming from growth in our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $3,601.1 million for fiscal 2018 as compared with $3,421.8 million for fiscal 2017.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2018 and 2017. The insurance companies’ years ended December 31, 2017 and 2016.

	Year Ended March 31,
	2018	2017
	(In thousands)
Moving and storage
Revenues	$3,290,667	$3,113,000
Earnings from operations before equity in earnings of subsidiaries	711,773	688,913
Property and casualty insurance
Revenues	74,571	68,986
Earnings from operations	25,878	27,161
Life insurance
Revenues	243,862	245,599
Earnings from operations	27,959	27,646
Eliminations
Revenues	(7,986)	(5,818)
Earnings from operations before equity in earnings of subsidiaries	(1,291)	(1,457)
Consolidated Results
Revenues	3,601,114	3,421,767
Earnings from operations	764,319	742,263

Total costs and expenses increased $157.3 million during fiscal 2018, compared with fiscal 2017. Our insurance segments accounted for $4.8 million of the increase.

Excluding net gains on the disposal of real estate, total costs and expenses increased $349.1 million during fiscal 2018, compared with fiscal 2017. Operating expenses at Moving and Storage increased $238.2 million.  In the second quarter of fiscal 2017, we recognized the difference between the accrued amount and actual settlement amount of the PODS Enterprises, Inc. (“PEI”) case as a $24.6 million reduction of operating expenses. Excluding this effect in the prior year, operating expenses for Moving and Storage increased $213.6 million.  This was primarily due to increased personnel costs, equipment maintenance, payment processing fees, new facility related costs and property tax.  Repair costs, primarily associated with the portion of the fleet nearing resale, accounted for $72.9 million of the increase for fiscal 2018.  Personnel bonuses associated with tax reform for the entire workforce combined with bonuses for our field management team accounted for $31.1 million of the increase.   Lease expense decreased $3.4 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.  Net gains from the disposal of rental equipment decreased $20.7 million.  Compared with fiscal 2017, we have sold more used trucks, however on average the trucks sold in fiscal 2018 had a higher average cost than in fiscal 2017 and average sales proceeds per truck were lower in fiscal 2018.  Depreciation expense associated with our rental fleet increased $56.5 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $17.0 million. Net gains on disposal of real estate increased $191.8 million.  The increase resulted from the sale of a portion of our Chelsea, NY property which resulted in a pre-tax gain of $190.7 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $764.3 million for fiscal 2018, compared with $742.3 million for fiscal 2017.

Interest expense for fiscal 2018 was $126.7 million, compared with $113.4 million for fiscal 2017 due to an increase in borrowings in fiscal 2018 partially offset by lower borrowing costs. In addition, we incurred costs associated with the early extinguishment of debt during the third quarter of fiscal 2017 of $0.5 million for the write-off of unamortized transaction costs related to defeased debt.

Income tax benefit (expense) was $153.0 million for fiscal 2018, compared with ($229.9) million for fiscal 2017 due to the effects of the Tax Reform Act as enacted on December 22, 2017. Our effective tax rate was (24.0%) of net income before taxes for fiscal 2018, compared to 36.6% in the prior-year period. The decrease in our deferred tax liability resulting from the application of the new Federal income tax rate accounted for a $371.5 million decrease, partially offset by a $11.7 million one-time increase resulting from the deemed repatriation of foreign earnings and a $4.0 million one-time increase resulting from Phase Three tax on our Life Insurance subsidiary. Excluding the one-time benefits and charges mentioned above, our effective tax rate for all of fiscal 2018, post Tax Reform Act, was 31.8%, compared with 36.6% for fiscal 2017. We project that our effective tax rate for the fiscal year ending March 31, 2019 will be approximately 24.3%. See Note 13, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report for more information on income taxes.

As a result of the above mentioned items, earnings available to common shareholders were $790.6 million for fiscal 2018, compared with $398.4 million for fiscal 2017.

Basic and diluted earnings per common share for fiscal 2018 were $40.36, compared with $20.34 for fiscal 2017.

The weighted average common shares outstanding basic and diluted were 19,588,889 for fiscal 2018, compared with 19,586,606 for fiscal 2017.

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

Self-storage revenues increased $38.9 million during fiscal 2017, compared with fiscal 2016.  The average monthly amount of occupied square feet increased by 11.8% during fiscal 2017 compared with fiscal 2016.  The growth in revenues and square feet rented came from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to our real estate portfolio. During the twelve months ended March 31, 2017, we added approximately 3.4 million net rentable square feet, or a 14.0% increase, with approximately 1.0 million net rental square feet added during the fourth quarter of fiscal 2017.

Sales of self-moving and self-storage products and services increased $1.5 million during fiscal 2017, compared with fiscal 2016, primarily from the sale of moving supplies.

Life insurance premiums increased $0.9 million during fiscal 2017, compared with fiscal 2016 primarily due to increased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $2.3 million during fiscal 2017, compared with fiscal 2016 due to an increase in Safetow® and Safestor® sales, which was a reflection of the increased equipment and storage rental transactions.

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

Moving and Storage total costs and expenses increased $252.7 million.  In October 2016, we settled the litigation with PEI. As part of this settlement, we paid $41.4 million to PEI. In fiscal 2015 and fiscal 2016, we recorded $66.0 million as accrued contingencies and interest related to this lawsuit. During the second quarter of fiscal 2017, we recognized the difference between our contingency accrual and the actual settlement as a $24.6 million reduction of operating expenses.  Excluding the effect of the reversal of this accrual during fiscal 2017, operating expenses increased $122.9 million for Moving and Storage, primarily due to increased personnel costs, equipment maintenance and property tax, as well as a change in the accounting threshold for the expensing of smaller capital items that led to the additional costs being recognized immediately versus over time through depreciation expense. Net gains from the disposal of rental equipment decreased $65.7 million.  Compared with fiscal 2016, we have sold fewer used trucks, however on average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit. Depreciation expense associated with our rental fleet increased $66.9 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $25.2 million. Net gains on disposal of real estate increased $3.0 million.  Lease expense decreased $12.4 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

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

Moving and Storage

Fiscal 2018 Compared with Fiscal 2017

Listed below are revenues for the major product lines at Moving and Storage for fiscal 2018 and fiscal 2017:

	Year Ended March 31,
	2018	2017
	(In thousands)
Self-moving equipment rentals	$2,483,956	$2,366,526
Self-storage revenues	323,903	286,886
Self-moving and self-storage products and service sales	261,557	253,073
Property management fees	29,602	29,075
Net investment and interest income	12,232	9,688
Other revenue	179,417	167,752
Moving and Storage revenue	$3,290,667	$3,113,000

Self-moving equipment rental revenues increased $117.4 million during fiscal 2018, compared with fiscal 2017 largely due to growth in both one-way and In-Town® transactions. Over the course of fiscal 2018 we added new Company owned locations to our retail network and increased the number of trucks, trailers, and towing devices in our rental fleet.

Self-storage revenues increased $37.0 million during fiscal 2018, compared with fiscal 2017.  The average monthly amount of occupied square feet increased by 8.9% during fiscal 2018, compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 3.7 million net rentable square feet, or a 13.4% increase, with approximately 1.2 million of that coming on during the fourth quarter of fiscal 2018.

Sales of self-moving and self-storage products and services increased $8.5 million during fiscal 2018, compared with fiscal 2017. Increases were recognized in the sales of moving supplies, propane and towing accessories and related installations.

Net investment and interest income increased $2.5 million during fiscal 2018, compared with fiscal 2017.

Other revenue increased $11.7 million during fiscal 2018, compared with fiscal 2017, primarily coming from growth in our U-Box® program.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2018	2017
	(In thousands, except occupancy rate)
Room count as of March 31	366	318
Square footage as of March 31	30,974	27,305
Average monthly number of rooms occupied	246	226
Average monthly occupancy rate based on room count	71.6%	75.8%
Average monthly square footage occupied	22,203	20,386

The approximately 3.7 million net rentable square feet that we’ve added during fiscal 2018 was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was approximately 5%.

Excluding net gains on the disposal of real estate, total costs and expenses increased $346.6 million during fiscal 2018, compared with fiscal 2017. Operating expenses at Moving and Storage increased $238.2 million.  In the second quarter of fiscal 2017, we recognized the difference between the accrued amount and actual settlement amount of the PEI case as a $24.6 million reduction of operating expenses. Excluding this effect in the prior year, operating expenses for Moving and Storage increased $213.6 million.  This was primarily due to increased personnel costs, equipment maintenance, payment processing fees, new facility related costs and property tax.  Repair costs, primarily associated with the portion of the fleet nearing resale, accounted for $72.9 million of the increase for fiscal 2018.  Personnel bonuses associated with tax reform for the entire workforce combined with bonuses for our field management team accounted for $31.1 million of the increase.   Lease expense decreased $3.3 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.  Net gains from the disposal of rental equipment decreased $20.7 million.  Compared with fiscal 2017, we have sold more used trucks, however on average the trucks sold in fiscal 2018 had a higher average cost than in fiscal 2017 and the average sales proceeds per truck were lower in fiscal 2018.  Depreciation expense associated with our rental fleet increased $56.5 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $17.0 million. Net gains on disposal of real estate increased $191.8 million.  The increase was caused by the sale of a portion of our Chelsea, NY property which resulted in a pre-tax gain of $190.7 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries increased to $711.8 million for fiscal 2018 as compared with $688.9 million for fiscal 2017.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $11.2 million for fiscal 2018, compared with fiscal 2017.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $758.8 million for fiscal 2018, compared with $724.7 million for fiscal 2017.

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

Self-storage revenues increased $38.9 million during fiscal 2017, compared with fiscal 2016.  The average monthly amount of occupied square feet increased by 11.8% during fiscal 2017 compared with fiscal 2016.  The growth in revenues and square feet rented camesfrom a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. During the twelve months ended March 31, 2017, we added approximately 3.4 million net rentable square feet, or a 14.0% increase, with approximately 1.0 million net rental square feet added during the fourth quarter of fiscal 2017.

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

Total costs and expenses increased $252.7 million during fiscal 2017, compared with fiscal 2016.  In October 2016, we settled the litigation with PEI. As part of this settlement, we paid $41.4 million to PEI. In fiscal 2015 and fiscal 2016, we recorded $66.0 million as accrued contingencies and interest related to this lawsuit. During the second quarter of fiscal 2017, we recognized the difference between our contingency accrual and the actual settlement as a $24.6 million reduction of operating expenses.  Excluding the effect of the reversal of this accrual in fiscal 2017, operating expenses for Moving and Storage increased $122.9 million, primarily due to personnel costs, equipment maintenance and property tax, as well as a change in the accounting threshold for the expensing of smaller capital items that led to the additional costs being recognized immediately versus over time though depreciation expense. Net gains from the disposal of rental equipment decreased $65.7 million.  Compared with fiscal 2016, we have sold fewer used trucks, however on average the trucks sold had a higher average cost and we experienced a decrease in the average sales proceeds per unit. Depreciation expense associated with our rental fleet increased $66.9 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $25.2 million. Net gains on disposal of real estate increased $3.0 million.  Lease expense decreased $12.4 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.

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

Property and Casualty Insurance

2017 Compared with 2016

Net premiums were $58.8 million and $52.3 million for the years ended December 31, 2017 and 2016, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium growth corresponded with the increased moving and storage transactions at U-Haul.

Net investment income was $15.8 million and $16.7 million for the years ended December 31, 2017 and 2016, respectively. The change was primarily due to a decrease in realized capital gains of $0.9 million. The December 31, 2016 results were impacted by above average early pay-offs within the mortgage loan portfolio.

Net operating expenses were $32.7 million and $28.4 million for the years ended December 31, 2017 and 2016, respectively. This was due to an increase in commissions and loss adjusting fees.

Benefits and losses incurred were $16.0 million and $13.4 million for the years ended December 31, 2017 and 2016, respectively. The increase was due to an increase in policies sold and related claims activity.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $25.9 million and $27.2 million for the years ended December 31, 2017 and 2016, respectively.

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

Life Insurance

2017 Compared with 2016

Net premiums were $154.7 million and $163.6 million for the years ended December 31, 2017 and 2016, respectively.  Medicare Supplement premiums decreased by $9.3 million due to the reduction in new sales and declined premiums on the existing business offset by rate increases on renewal premiums. The remaining lines of business had a net increase of $0.4 million. Deferred annuity deposits were $296.8 million or $93.7 million above the prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $84.2 million and $77.5 million for the years ended December 31, 2017 and 2016, respectively. Investment income and realized gains from fixed maturities increased $10.9 million from a larger invested asset base, partially offset by a $4.3 million decrease in gains from our mortgage loan portfolio.

Net operating expenses were $22.1 million and $22.4 million for the years ended December 31, 2017 and 2016, respectively. The decrease was primarily due to a reduction in commission expense from decreased Medicare Supplement premiums.

Benefits and losses incurred were flat at $169.3 million for both the years ended December 31, 2017 and 2016. A decrease of $9.2 million in Medicare supplement benefits from an improved benefit to premium ratio was offset by an increase in the remaining lines of business. Life insurance benefits increased $1.6 million with increased mortality while interest credited to policyholders increased by $7.3 million from a larger annuity base. Other benefits increased $0.3 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $24.5 million and $26.2 million for the years December 31, 2017 and 2016, respectively. The decrease was primarily due to additional DAC amortization in the prior year generated by added gains on discounted mortgage loan investments partially offset by the increased amortization from a larger DAC asset in the current year.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $28.0 million and $27.6 million for the years ended December 31, 2017 and 2016, respectively.

Life Insurance

2016 Compared with 2015

Net premiums were $163.6 million and $162.7 million for the years ended December 31, 2016 and 2015, respectively.  Life premiums increased $0.4 million primarily from the increase in renewal premiums offset by a reduction in new sales and reinsurance premiums.  An additional increase of $0.7 million was from supplemental contract considerations. Medicare supplement and other health premiums decreased $0.2 million. Deferred annuity deposits were $203.1 million or $65.1 million below the prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $77.5 million and $64.0 million for the years ended December 31, 2016 and 2015, respectively. An increase of $14.6 million in net investment income was attributable to a larger asset base and the gains from our mortgage loans portfolio, which was partially offset by a $1.1 million decrease in capital gains.

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

Amortization of DAC, SIA and VOBA was $26.2 million and $23.3 million for the years ended December 31, 2016 and 2015, respectively. The increase was due to an additional Annuity DAC amortization generated by the investment gains along with increased amortization associated with a larger DAC asset. This was partially offset by a decrease in Medicare supplement amortization.

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

At March 31, 2018, cash and cash equivalents totaled $759.4 million, compared with $697.8 million at March 31, 2017. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2018 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$702,036	$6,639	$50,713
Other financial assets	127,793	458,040	1,991,925
Debt obligations	3,513,076	–	–

(a) As of December 31, 2017

At March 31, 2018, Moving and Storage had available borrowing capacity under existing credit facilities of $180.0 million.

A summary of our consolidated cash flows for fiscal 2018, 2017 and 2016 is shown in the table below:

	Years Ended March 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$936,328	$1,058,119	$1,045,346
Net cash used by investing activities	(896,948)	(1,182,572)	(1,259,682)
Net cash provided by financing activities	16,604	223,753	388,872
Effects of exchange rate on cash	5,598	(2,140)	(15,740)
Net cash flow	61,582	97,160	158,796
Cash at the beginning of the period	697,806	600,646	441,850
Cash at the end of the period	$759,388	$697,806	$600,646

Net cash provided by operating activities decreased $121.8 million in fiscal 2018, compared with fiscal 2017. Reduced profitability at the Moving and Storage segment combined with a $31.8 million increase in income tax payment accounted for the majority of the decline in fiscal 2018.

Net cash used by investing activities decreased $285.6 million in fiscal 2018, compared with fiscal 2017. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, decreased $53.1 million, while cash from the sales of property, plant and equipment increased $212.3 million largely due to the sale of a portion of our Chelsea location in New York. For our insurance subsidiaries, net cash used in investing activities increased $66.4 million compared with the prior year. Net cash deposited in real estate acquisition escrow accounts decreased $31.4 million in fiscal 2018, compared with a net increase of $38.1 million in fiscal 2017.

Net cash provided by financing activities decreased $207.1 million in fiscal 2018, as compared with fiscal 2017 due to a decrease in borrowings of $244.2 million, net increase in repayments of debt and capital leases of $72.4 million, an increase in annuity deposits, net of withdrawals, by Life Insurance of $83.3 million and a decrease in dividends paid of $28.9 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2019 the Company will reinvest in its truck and trailer rental fleet approximately $450 million, net of equipment sales and excluding any lease buyouts. For fiscal 2018, the Company invested, net of sales, approximately $515 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2019 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2019 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds along with borrowings against existing properties as they operationally mature. For fiscal 2018, the Company invested $609.7 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2019, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $666.6 million, $932.0 million and $969.9 million for fiscal 2018, 2017 and 2016, respectively. The components of our net capital expenditures are provided in the following table:

	Years Ended March 31,
	2018	2017	2016
	(In thousands)
Purchases of rental equipment	$1,006,503	$1,178,908	$881,331
Equipment lease buyouts	6,594	63,505	81,718
Purchases of real estate, construction and renovations	606,990	484,487	592,363
Other capital expenditures	140,627	139,448	90,788
Gross capital expenditures	1,760,714	1,866,348	1,646,200
Less: Lease proceeds	(396,969)	(446,843)	(137,046)
Less: Sales of property, plant and equipment	(699,803)	(487,475)	(539,256)
Net capital expenditures	663,942	932,030	969,898

Moving and Storage continues to hold significant cash and we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace, pay dividends or reduce existing indebtedness where possible.

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

Our Property and Casualty operating segment stockholder’s equity was $211.2 million, $180.9 million, and $160.6 million at December 31, 2017, 2016, and 2015, respectively. The increase in 2017 compared with 2016 resulted from net earnings of $22.9 million, an increase in accumulated other comprehensive income of $10.4 million offset by a $2.9 million one-time reclassification to move the effect of the rate reduction from other comprehensive income to retained earnings. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance's net deposit increase for the year ended December 31, 2017 was $219.3 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's funds are generally not available to satisfy the claims of AMERCO® or its legal subsidiaries.

Our Life Insurance operating segment stockholder’s equity was $332.9 million, $296.1 million, and $271.7 million at December 31, 2017, 2016 and 2015, respectively. The increase in 2017 compared with 2016 resulted from earnings of $24.1 million and an increase in accumulated other comprehensive income of $19.0 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio and a decrease in deferred income tax from a reduced corporate tax rate under the Tax Cut and Jobs Act. This was offset by a $6.3 million one-time reclassification to move the effect of the rate reduction from other comprehensive income to retained earnings. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of December 31, 2017, Oxford had outstanding deposits of $60.0 million through its membership in the Federal Home Loan Bank (“FHLB”). For a more detailed discussion of this deposit, please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $858.6 million, $983.6 million and $994.0 million in fiscal 2018, 2017 and 2016. Reduced profitability at the Moving and Storage segment combined with a $31.8 million increase in income tax payment accounted for the majority of the decline in fiscal 2018.

Property and Casualty Insurance

Net cash provided by operating activities was $20.6 million, $18.2 million, and $19.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. The variation in cash activity was consistent with typical claims activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $17.0 million, $20.7 million, and $24.3 million at December 31, 2017, 2016, and 2015, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities was $57.2 million, $56.3 million and $32.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in operating cash flows was due to the increase in investment income and lower benefit payments offset by a decrease in collected premiums.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. At December 31, 2017, 2016 and 2015, cash and cash equivalents and short-term investments amounted to $50.7 million, $20.6 million and $25.5 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and focus on fixing our interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. At March 31, 2018, we had available borrowing capacity under existing credit facilities of $180.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report.

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

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. At March 31, 2018, we had $0.3 million of available-for-sale assets classified in Level 3.

The interest rate swaps held by us as hedges against interest rate risk for our variable rate debt are recorded at fair value. These values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate and are classified as Level 2.

Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2018:

		Payment due by Period (as of March 31, 2018)
Contractual Obligations	Total	04/01/18 - 03/31/19	04/01/19 - 03/31/21	04/01/21 - 03/31/23	Thereafter
	(In thousands)
Notes and loans payable - Principal	$2,039,482	$199,396	274,618	$309,365	$1,256,103
Notes and loans payable - Interest	642,675	84,006	149,090	127,140	282,439
Revolving credit agreements - Principal	515,000	55,000	203,334	256,666	–
Revolving credit agreements - Interest	39,833	14,006	23,315	2,512	–
Capital leases - Principal	984,217	244,740	412,454	210,880	116,143
Capital leases - Interest	76,094	26,150	31,822	14,287	3,835
Operating leases	126,847	36,494	40,430	29,760	20,163
Ground leases	54,748	991	2,049	2,060	49,648
Property and casualty obligations (a)	139,064	11,700	14,306	9,136	103,922
Life, health and annuity obligations (b)	2,950,456	390,996	503,803	469,945	1,585,712
Self insurance accruals (c)	407,263	115,246	158,154	72,094	61,769
Post retirement benefit liability	16,311	802	2,067	2,848	10,594
Total contractual obligations	$7,991,990	$1,179,527	$1,815,442	$1,506,693	$3,490,328

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

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.  The cash flows shown above are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $1,808.9 million included in our consolidated balance sheet as of March 31, 2018. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

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

ASC 740 - Income Taxes liabilities and interest of $44.2 million is not included above due to uncertainty surrounding ultimate settlements, if any.

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

AMERCO utilizes operating leases for certain rental equipment and facilities with terms expiring substantially through 2024. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed $15.7 million of residual values at March 31, 2018 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees was $26.0 million at March 31, 2018.

Historically, we have used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 19, Related Party Transactions, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report. These arrangements were primarily used when our overall borrowing structure was more limited. We do not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders. SAC Holdings, Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by WGHLP, which is owned by Mark V. Shoen (a significant shareholder) and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen.

We currently manage the self-storage properties owned or leased by Blackwater and Mercury pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $29.5 million, $27.8 million and $27.1 million from the above mentioned entities during fiscal 2018, 2017 and 2016, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder), and a trust benefitting the children and grandchildren of Edward J. Shoen (our Chairman of the Board, President and a significant shareholder).

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. Total lease payments pursuant to such leases were $2.7 million, $2.7 million and $2.6 million for fiscal years 2018, 2017 and 2016, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased by us.

At March 31, 2018, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $58.6 million, $57.1 million and $54.7 million in commissions pursuant to such dealership contracts during fiscal 2018, 2017 and 2016, respectively.

During fiscal 2018, a subsidiary of ours held a junior unsecured note of SAC Holdings. Substantially all of the equity interest of SAC Holdings is controlled by Blackwater. We do not have an equity ownership interest in SAC Holdings. We recorded interest income of $3.3 million, $4.9 million and $5.0 million and received cash interest payments of $8.7 million, $4.5 million and $4.6 million from SAC Holdings during fiscal 2018, 2017 and 2016, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2018 was $48.1 million. In December 2017, this note and interest receivable was repaid in full as we received payments of $53.0 million.

These agreements along with a note with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $26.9 million, expenses of $2.7 million and cash flows of $77.6 million during fiscal 2018. Revenues and commission expenses related to the Dealer Agreements were $273.6 million and $58.6 million, respectively during fiscal 2018.

Fiscal 2019 Outlook

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

With respect to our storage business, we have added new locations and expanded at existing locations. In fiscal 2019, we are actively looking to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box® program throughout fiscal 2019.

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

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2016 and ending March 31, 2018. We believe that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with GAAP, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(In thousands, except for share and per share data)
Total revenues	$757,621	$842,882	$1,042,686	$957,925
Earnings from operations	2,770	303,137	229,381	229,031
Earnings available to common shareholders	10,843	528,894	124,639	126,207
Basic and diluted earnings per common share	$0.56	$27.00	$6.36	$6.44
Weighted average common shares outstanding: basic and diluted	19,589,871	19,589,218	19,588,571	19,587,891

	Quarter Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(In thousands, except for share and per share data)
Total revenues	$709,436	$790,455	$998,685	$923,191
Earnings from operations	43,745	131,981	306,980	259,557
Earnings available to common shareholders	9,548	65,228	176,475	147,173
Basic and diluted earnings per common share	$0.49	$3.33	$9.01	$7.51
Weighted average common shares outstanding: basic and diluted	19,587,204	19,586,694	19,586,411	19,586,069

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at March 31, 2018:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$61,388		$(891)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
7,813	(a)	(6)	6/1/2011	6/1/2018	2.38%	1 Month LIBOR
16,042	(a)	4	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
6,400	(a)	6	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
6,182	(b)	39	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
8,854		70	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
17,100		318	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of March 31, 2018, we had $705.1 million of variable rate debt obligations and $6.2 million of a variable rate operating lease. If the London Inter-Bank Offer Rate were to increase 100 basis points, the increase in interest expense on the variable rate debt and a variable rate operating lease would decrease future earnings and cash flows by $5.9 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.6%, 4.4% and 4.4% of our revenue was generated in Canada in fiscal 2018, 2017 and 2016, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Annual Report. Our Disclosure Controls are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Annual Report, our Disclosure Controls were effective at a reasonable assurance level related to the above stated design purposes.

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

Management assessed our internal control over financial reporting as of March 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit function and our Finance function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2018. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO USA, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

AMERCO

Reno, Nevada

Opinion on Internal Control over Financial Reporting

We have audited AMERCO and consolidated subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and schedules and our report dated May 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Phoenix, Arizona

May 30, 2018

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, in connection with its 2018 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the Company’s 2018 fiscal year.

The Company has a Code of Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer and principal financial officer. A copy of our Code of Ethics is posted on AMERCO’s website at amerco.com/governance.aspx.  We intend to satisfy the disclosure requirements of Current Report on Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Ethics by posting such information on the Company’s website, at the web address and location specified above, unless otherwise required to file a Current Report on Form 8-K by NASDAQ rules and regulations.

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

Exhibits:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on September 5, 2013, file no. 1-11255
4.1	U-Haul Investors Club Base Indenture, dated February 14, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.2	Second Supplemental Indenture, dated February 17, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.3	Fourth Supplemental Indenture, dated March 15, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.4	Seventh Supplemental Indenture, dated March 29, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.5	Tenth Supplemental Indenture, dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.6	Eleventh Supplemental Indenture dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 31, 2011, file no. 1-11255
4.7	Twelfth Supplemental Indenture dated June 14, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.8	Fourteenth Supplemental Indenture dated July 20, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.9	Sixteenth Supplemental Indenture dated August 31, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 28, 2011, file no. 1-11255
4.10	Seventeenth Supplemental Indenture dated November 8, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 18, 2012, file no. 1-11255
4.11	Eighteenth Supplemental Indenture dated January 7, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 26, 2012, file no. 1-11255
4.12	Nineteenth Supplemental Indenture dated May 14, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 15, 2012, file no. 1-11255

4.13	Eighth Supplemental Indenture, dated April 12, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 2012, file no. 1-11255
4.14	Twentieth Supplemental Indenture dated September 4, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 4, 2012, file no. 1-11255
4.15	Twenty-first Supplemental Indenture dated January 15, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 15, 2013, file no. 1-11255
4.16	Twenty-second Supplemental Indenture, dated May 28, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 30, 2013, file no. 1-11255
4.17	Twenty-third Supplemental Indenture, dated November 26, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on November 26, 2013, file no. 1-11255
4.18	Twenty-fourth Supplemental Indenture, dated April 22, 2014 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on April 22, 2014, file no. 1-11255
4.19	Twenty-fifth Supplemental Indenture, dated July 7, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on July 7, 2015, file no. 1-11255
4.20	Twenty-sixth Supplemental Indenture, dated September 29, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 29, 2015, file no. 1-11255
4.21	Twenty-seventh Supplemental Indenture, dated December 15, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on December 15, 2015, file no. 1-11255
4.22	Twenty-eighth Supplemental Indenture, dated September 13, 2016 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 13, 2016, file no. 1-11255
4.23	Twenty-ninth Supplemental Indenture, dated January 24, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on January 24, 2017, file no. 1-11255
4.24	Thirtieth Supplemental Indenture, dated June 27, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on June 27, 2017, file no. 1-11255
4.25	Thirty-first Supplemental Indenture, dated October 24, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 25, 2017, file no. 1-11255
4.26	Thirty-second Supplemental Indenture, dated March 6, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on March 6, 2018, file no. 1-11255
10.1	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255

10.2	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.3	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.4	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.5	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.6

Amended and Restated Credit Agreement, dated June 8, 2005, among Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and Merrill Lynch Commercial Finance Corp.

Incorporated by reference to AMERCO’s Current Report on Form 8-K/A, filed June 14, 2005, file no. 1-11255
10.7

Security Agreement dated June 8, 2005, by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Finance Corp.

Incorporated by reference to AMERCO’s Current Report on Form 8-K/A, filed June 14, 2005, file no. 1-11255
10.8	Guarantee, dated June 8, 2005, by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO’s Current Report on Form 8-K/A, filed June 14, 2005, file no. 1-11255
10.9

Promissory Note, dated June 8, 2005 by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc. and U-Haul International, Inc.

Incorporated by reference to AMERCO’s Current Report on Form 8-K/A, filed June 14, 2005, file no. 1-11255
10.10

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

Incorporated by reference to AMERCO’s Current Report on Form 8-K filed August 23, 2006, file no. 1-11255

10.11	Amended and Restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.12	Amended and Restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.13	Amended and Restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.14	Amended and Restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.15	Amended and Restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.16	Amended and Restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.17	Amended and Restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.18	Amended and Restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.19	Amended and Restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.20	Amended and Restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.21	Amended and Restated Property Management Agreement among Eighteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.22	Amended and Restated Property Management Agreement among Twenty SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.23	Amended and Restated Property Management Agreement among Twenty-One SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.24	Amended and Restated Property Management Agreement among Twenty-Two SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.25	Amended and Restated Property Management Agreement among Twenty-Three SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.26	Amended and Restated Property Management Agreement among Twenty-Four SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.27	Amended and Restated Property Management Agreement among Twenty-Five SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.28	Amended and Restated Property Management Agreement among Twenty-Six SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.29	Amended and Restated Property Management Agreement among Twenty-Seven SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.30	Amended and Restated Property Management Agreement among Three-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.31	Amended and Restated Property Management Agreement among Three-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.32	Amended and Restated Property Management Agreement among Three-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.33	Amended and Restated Property Management Agreement among Three-D SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.34	Amended and Restated Property Management Agreement among Galaxy Storage One, LP and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.35	U-Haul Dealership Contract Addendum	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

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

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 14, 2015, file no. 1-11255
10.37	Property Management Agreement dated December 11, 2014 between Three SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.38	Property Management Agreement dated December 16, 2014 among Galaxy Storage Two, L.P. and certain subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.39	Property Management Agreement dated June 25, 2015 among 2015 SAC Self-Storage, LLC and certain subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.40	Property Management Agreement dated March 21, 2016 among Five SAC RW, LLC and certain subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.41	Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.42	Amended and Restated AMERCO Employee Stock Ownership Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.43	Property Management Agreement among Six-SAC Self-Storage Corporation and certain subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 27, 2016, file no. 1-11255
10.44	Stockholder Agreement dated September 12, 2016, between Edward J. Shoen, Mark V. Shoen, Foster Road LLC, Willow Grove Holdings LP, Blackwater Investments, Inc. and SAC Holdings Corporation	Incorporated by reference to Exhibit 99.1, filed with the Schedule 13-D/A, filed on September 12, 2016, file number 5-39669
10.45	2016 Stock Option Plan (Shelf Stock Option Plan)*	Incorporated by reference to Exhibit C to Definitive Proxy for the Special Meeting of Stockholders filed on April 20, 2016
10.46

Credit Agreement, dated as of September 1, 2017 by and among AMERCO, as the Borrower, Bank of America, N.A., as Agent for all Lenders, and the financial institutions party thereto from to time as, Lenders.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 7, 2017, file no. 1-11255
10.47	Template Dealership Contract	Filed herewith

10.48	Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Filed herewith
10.49	Amendment to the Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Filed herewith
10.50	Amended and Restated AMERCO Employee Stock Ownership Plan*	Filed herewith
10.51	Amendment to the Amended and Restated AMERCO Employee Stock Ownership Plan	Filed herewith
14	Code of Ethics	Incorporated by reference to AMERCO’s Quarterly Report on Form 8-K, filed on April 15, 2014, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

* Indicates management plan or compensatory arrangement.

Item 16.   Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

AMERCO

Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated subsidiaries (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/BDO USA, LLP

We have served as the Company's auditor since 2003.

Phoenix, Arizona

May 30, 2018

Amerco and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2018	2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$759,388	$697,806
Reinsurance recoverables and trade receivables, net	193,538	178,081
Inventories and parts, net	89,877	82,439
Prepaid expenses	165,692	124,728
Investments, fixed maturities and marketable equities	1,919,860	1,663,768
Investments, other	399,064	367,830
Deferred policy acquisition costs, net	124,767	130,213
Other assets	244,782	97,525
Related party assets	33,276	86,168
	3,930,244	3,428,558
Property, plant and equipment, at cost:
Land	827,649	648,757
Buildings and improvements	3,140,713	2,618,265
Furniture and equipment	632,803	510,415
Rental trailers and other rental equipment	545,968	492,280
Rental trucks	4,390,750	4,091,598
	9,537,883	8,361,315
Less: Accumulated depreciation	(2,721,142)	(2,384,033)
Total property, plant and equipment	6,816,741	5,977,282
Total assets	$10,746,985	$9,405,840
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$510,678	$450,541
Notes, loans and leases payable, net	3,513,076	3,262,880
Policy benefits and losses, claims and loss expenses payable	1,248,033	1,086,322
Liabilities from investment contracts	1,364,066	1,112,498
Other policyholders' funds and liabilities	10,040	10,150
Deferred income	34,276	28,696
Deferred income taxes, net	658,108	835,009
Total liabilities	7,338,277	6,786,096

Commitments and contingencies (notes 9, 16, 17, and 18)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of March 31, 2018 and 2017	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2018 and 2017	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of March 31, 2018 and 2017	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of March 31, 2018 and 2017	10,497	10,497
Additional paid-in capital	452,746	452,172
Accumulated other comprehensive loss	(4,623)	(51,236)
Retained earnings	3,635,561	2,892,893
Cost of common shares in treasury, net (22,377,912 shares as of March 31, 2018 and 2017)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of March 31, 2018 and 2017)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(7,823)	(6,932)
Total stockholders' equity	3,408,708	2,619,744
Total liabilities and stockholders' equity	$10,746,985	$9,405,840

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2018	2017	2016
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$2,479,742	$2,362,833	$2,297,980
Self-storage revenues	323,903	286,886	247,944
Self-moving and self-storage products and service sales	261,557	253,073	251,541
Property management fees	29,602	29,075	26,533
Life insurance premiums	154,703	163,579	162,662
Property and casualty insurance premiums	57,100	52,334	50,020
Net investment and interest income	110,473	102,276	86,617
Other revenue	184,034	171,711	152,171
Total revenues	3,601,114	3,421,767	3,275,468

Costs and expenses:
Operating expenses	1,807,983	1,568,083	1,470,047
Commission expenses	276,705	267,230	262,627
Cost of sales	160,489	152,485	144,990
Benefits and losses	185,311	182,710	167,436
Amortization of deferred policy acquisition costs	24,514	26,218	23,272
Lease expense	33,960	37,343	49,780
Depreciation, net gains on disposals of ($11,822, $32,495 and $98,158, respectively)	543,247	449,025	291,235
Net gains on disposal of real estate	(195,414)	(3,590)	(545)
Total costs and expenses	2,836,795	2,679,504	2,408,842

Earnings from operations	764,319	742,263	866,626
Interest expense	(126,706)	(113,406)	(97,715)
Fees and amortization on early extinguishment of debt	–	(499)	–
Pretax earnings	637,613	628,358	768,911
Income tax benefit (expense)	152,970	(229,934)	(279,910)
Earnings available to common stockholders	$790,583	$398,424	$489,001
Basic and diluted earnings per common share	$40.36	$20.34	$24.95
Weighted average common shares outstanding: Basic and diluted	19,588,889	19,586,606	19,596,110

Related party revenues for fiscal 2018, 2017 and 2016, net of eliminations, were $32.9 million, $34.0 million and $32.6 million, respectively.

Related party costs and expenses for fiscal 2018, 2017, and 2016, net of eliminations, were $61.3 million, $59.9 million and $57.4 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and Consolidated Subsidiaries

Consolidated statements of comprehensive income (loss)

Fiscal Year Ended March 31, 2018	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$637,613	$152,970	$790,583
Other comprehensive income:
Foreign currency translation	14,652	–	14,652
Unrealized net gain on investments	30,929	(10,825)	20,104
Change in fair value of cash flow hedges	4,445	(1,363)	3,082
Change in postretirement benefit obligations	288	(253)	35
Total comprehensive income	$687,927	$140,529	$828,456

Fiscal Year Ended March 31, 2017	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$628,358	$(229,934)	$398,424
Other comprehensive income:
Foreign currency translation	(5,862)	–	(5,862)
Unrealized net gain on investments	13,822	(4,838)	8,984
Change in fair value of cash flow hedges	9,916	(3,767)	6,149
Change in postretirement benefit obligations	28	(10)	18
Total comprehensive income	$646,262	$(238,549)	$407,713

Fiscal Year Ended March 31, 2016	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$768,911	$(279,910)	$489,001
Other comprehensive income:
Foreign currency translation	(4,473)	–	(4,473)
Unrealized net loss on investments	(41,639)	14,573	(27,066)
Change in fair value of cash flow hedges	9,721	(3,694)	6,027
Change in postretirement benefit obligations	(1,029)	381	(648)
Total comprehensive income	$731,491	$(268,650)	$462,841

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2015	$10,497	$449,668	$(34,365)	$2,142,600	$(525,653)	$(151,997)	$(6,391)	$1,884,359
Increase in market value of released ESOP shares	–	1,961	–	–	–	–	–	1,961
Release of unearned ESOP shares	–	–	–	–	–	–	9,507	9,507
Purchase of ESOP shares	–	–	–	–	–	–	(9,302)	(9,302)
Foreign currency translation	–	–	(4,473)	–	–	–	–	(4,473)
Unrealized net loss on investments, net of tax	–	–	(27,066)	–	–	–	–	(27,066)
Change in fair value of cash flow hedges, net of tax	–	–	6,027	–	–	–	–	6,027
Change in postretirement benefit obligations	–	–	(648)	–	–	–	–	(648)
Net earnings	–	–	–	489,001	–	–	–	489,001
Common stock dividends: ($5.00 per share for fiscal 2016)	–	–	–	(97,960)	–	–	–	(97,960)
Net activity	–	1,961	(26,160)	391,041	–	–	205	367,047
Balance as of March 31, 2016	$10,497	$451,629	$(60,525)	$2,533,641	$(525,653)	(151,997)	$(6,186)	$2,251,406
Increase in market value of released ESOP shares	–	543	–	–	–	–	–	543
Release of unearned ESOP shares	–	–	–	–	–	–	10,360	10,360
Purchase of ESOP shares	–	–	–	–	–	–	(11,106)	(11,106)
Foreign currency translation	–	–	(5,862)	–	–	–	–	(5,862)
Unrealized net gain on investments, net of tax	–	–	8,984	–	–	–	–	8,984
Change in fair value of cash flow hedges, net of tax	–	–	6,149	–	–	–	–	6,149
Change in postretirement benefit obligations	–	–	18	–	–	–	–	18
Net earnings	–	–	–	398,424	–	–	–	398,424
Common stock dividends: ($2.00 per share for fiscal 2017)	–	–	–	(39,172)	–	–	–	(39,172)
Net activity	–	543	9,289	359,252	–	–	(746)	368,338
Balance as of March 31, 2017	$10,497	$452,172	$(51,236)	$2,892,893	$(525,653)	$(151,997)	$(6,932)	$2,619,744
Adjustment for adoption of ASU 2018 - 02	–	–	8,740	(8,740)	–	–	–	–
Increase in market value of released ESOP shares	–	574	–	–	–	–	–	574
Release of unearned ESOP shares	–	–	–	–	–	–	10,749	10,749
Purchase of ESOP shares	–	–	–	–	–	–	(11,640)	(11,640)
Foreign currency translation	–	–	14,652	–	–	–	–	14,652
Unrealized net gain on investments, net of tax	–	–	20,104	–	–	–	–	20,104
Change in fair value of cash flow hedges, net of tax	–	–	3,082	–	–	–	–	3,082
Change in postretirement benefit obligations	–	–	35	–	–	–	–	35
Net earnings	–	–	–	790,583	–	–	–	790,583
Common stock dividends: ($2.00 per share for fiscal 2018)	–	–	–	(39,175)	–	–	–	(39,175)
Net activity	–	574	46,613	742,668	–	–	(891)	788,964
Balance as of March 31, 2018	$10,497	$452,746	$(4,623)	$3,635,561	$(525,653)	$(151,997)	$(7,823)	$3,408,708

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net earnings	$790,583	$398,424	$489,001
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	555,069	481,520	389,393
Amortization of deferred policy acquisition costs	24,514	26,218	23,272
Amortization of debt issuance costs	3,868	4,062	3,419
Interest credited to policyholders	32,302	25,020	20,465
Change in allowance for losses on trade receivables	(120)	(46)	(205)
Change in allowance for inventories and parts reserves	5,065	1,330	(1,343)
Net gains on disposal of personal property	(11,822)	(32,495)	(98,158)
Net gains on disposal of real estate	(195,414)	(3,590)	(545)
Net gains on sales of investments	(6,269)	(5,284)	(4,491)
Deferred income taxes	(193,434)	173,112	138,075
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(15,329)	(2,890)	14,765
Inventories and parts	(12,384)	(4,072)	(9,009)
Prepaid expenses	(40,765)	9,386	(10,338)
Capitalization of deferred policy acquisition costs	(27,350)	(27,111)	(32,590)
Other assets	(165,968)	(2,488)	16,261
Related party assets	53,408	343	56,644
Accounts payable and accrued expenses	(25,546)	(5,056)	37,312
Policy benefits and losses, claims and loss expenses payable	161,121	15,378	9,626
Other policyholders' funds and liabilities	(109)	1,499	(349)
Deferred income	5,524	5,921	4,757
Related party liabilities	(616)	(1,062)	(616)
Net cash provided by operating activities	936,328	1,058,119	1,045,346

Cash flow from investing activities:
Escrow deposits	31,362	(38,058)	(4,358)
Purchase of:
Property, plant and equipment	(1,363,745)	(1,419,505)	(1,509,154)
Short term investments	(63,556)	(635,847)	(515,899)
Fixed maturity investments	(390,900)	(355,101)	(398,987)
Equity securities	(662)	(489)	(1,315)
Preferred stock	(1,000)	–	(1,005)
Real estate	(1,939)	(32,807)	(15,459)
Mortgage loans	(83,507)	(154,310)	(87,204)
Proceeds from sales and paydowns of:
Property, plant and equipment	699,803	487,475	539,256
Short term investments	67,790	655,726	528,180
Fixed maturity investments	164,825	190,578	154,536
Equity securities	–	–	2,044
Preferred stock	4,208	4,181	1,126
Real estate	2,783	8,753	21,589
Mortgage loans	37,590	106,832	26,968
Net cash used by investing activities	(896,948)	(1,182,572)	(1,259,682)

Cash flow from financing activities:
Borrowings from credit facilities	498,464	742,625	837,972
Principal repayments on credit facilities	(356,451)	(367,844)	(428,403)
Payment of debt issuance costs	(5,111)	(5,055)	(10,184)
Capital lease payments	(296,363)	(212,545)	(168,661)
Employee Stock Ownership Plan Shares	(11,640)	(11,106)	(9,302)
Securitization deposits	(2,180)	446	544
Common stock dividends paid	(29,380)	(58,757)	(78,374)
Investment contract deposits	401,814	285,148	358,237
Investment contract withdrawals	(182,549)	(149,159)	(112,957)
Net cash provided by financing activities	16,604	223,753	388,872

Effects of exchange rate on cash	5,598	(2,140)	(15,740)

Increase in cash and cash equivalents	61,582	97,160	158,796
Cash and cash equivalents at the beginning of period	697,806	600,646	441,850
Cash and cash equivalents at the end of period	$759,388	$697,806	$600,646

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements

Note 1. Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose any material events occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2017, 2016 and 2015 correspond to fiscal 2018, 2017 and 2016 for AMERCO.

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $100,000 CAD per account. At March 31, 2018 and March 31, 2017, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

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

Inventories and parts, net

Inventories and parts, net were as follows:

	March 31,
	2018	2017
	(In thousands)
Truck and trailer parts and accessories (a)	$83,335	$71,918
Hitches and towing components (b)	18,627	17,799
Moving supplies and propane (b)	9,370	9,112
Subtotal	111,332	98,829
Less: LIFO reserves	(16,126)	(14,340)
Less: excess and obsolete reserves	(5,329)	(2,050)
Total	$89,877	$82,439

(a) Primarily held for internal usage, including equipment manufacturing and repair
(b) Primarily held for retail sales

Inventories consist primarily of truck and trailer parts and accessories used to manufacture and repair rental equipment as well as products and accessories available for retail sale. Inventory is held at our owned locations; our independent dealers do not hold any of our inventory. Inventories are stated at the lower cost or net realizable value.

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 96% and 94% of the total inventories for March 31, 2018 and 2017, respectively. Had we utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $16.1 million and $14.3 million higher at March 31, 2018 and 2017, respectively. In fiscal 2017, the negative effect on income due to liquidation of a portion of the LIFO inventory was $0.1 million.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Property, Plant and Equipment

Our Property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment, other than real estate, are netted against depreciation expense when realized. The net amount of gains, netted against depreciation expense, were $11.8 million, $32.5 million and $98.2 million during fiscal 2018, 2017 and 2016, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, we raised the value threshold before certain assets are capitalized within our depreciation policy. This change in threshold, results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had additional operating expenses of $23.1 million and $23.9 million in fiscal 2018 and 2017, respectively. This change in threshold is expected to benefit us through the immediate recognition of tax deductible costs.

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

For our box truck fleet we utilize an accelerated method of depreciation based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively and then reduced on a straight line basis to a salvage value of 15% by the end of year fifteen. Comparatively, a standard straight line approach would reduce the book value by approximately 5.7% per year over the life of the truck.

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

In addition to our property, plant and equipment, we had real estate held for investment of $53.8 million and $66.2 million for fiscal 2018 and 2017, respectively and is included in Investments, other.

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

We have reserved each claim based upon the accumulation of current claim costs projected through each claimant’s life expectancy and then adjusted for applicable reinsurance arrangements.  Management reviews each claim bi-annually or more frequently, if there are changes in facts or circumstances to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.  We have factored in an estimate of what the potential cost increases could be in our IBNR liability.  We have not assumed settlement of the existing claims in calculating the reserve amount, unless it is in the final stages of completion.

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

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to our rental equipment. The consolidated balance sheets include $408.5 million and $399.2 million of liabilities related to these programs as of March 31, 2018 and 2017, respectively. These liabilities are recorded in Policy benefits and losses, claims and loss expenses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

Additionally, as of March 31, 2018 and 2017, the consolidated balance sheets include liabilities of $15.2 million and $13.7 million, respectively, related to medical plan benefits we provide for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of IBNR claims. This liability is reported net of estimated recoveries from excess loss reinsurance policies with unaffiliated insurers of $22 thousand and $0.1 million as of March 31, 2018 and 2017, respectively. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

Revenue Recognition

Self-moving rentals are recognized for the period that trucks and moving equipment are rented. Self-storage revenues, based upon the number of paid storage contract days, are recognized as earned during the period.  Sales of self-moving and self-storage related products are recognized at the time that title passes and the customer accepts delivery. Property and casualty insurance premiums are recognized as revenue over the policy periods. Traditional life and Medicare supplement insurance premiums are recognized as revenue over the premium-paying periods of the contracts when due from the policyholders. For products where premiums are due over a significantly shorter duration than the period over which benefits are provided, such as our single premium whole life product, premiums are recognized when received and excess profits are deferred and recognized in relation to the insurance in force. Interest and investment income are recognized as earned.

Amounts collected from customers for sales tax are recorded on a net basis.

Advertising

All advertising costs are expensed as incurred. Advertising expense was $8.1 million, $8.7 million and $9.6 million in fiscal 2018, 2017 and 2016, respectively.

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

Starting in fiscal 2014, new annuity contract holders were provided with a sales inducement in the form of a premium bonus (the “Sales Inducement Asset”).  Sales inducements are recognized as an asset with a corresponding increase to the policyholder liability and are amortized in a similar manner to Deferred Policy Acquisition Costs.  As of December 31, 2017 and 2016, the Sales Inducement Asset included with Deferred Policy Acquisition Costs amounted to $21.2 million and $23.0 million, respectively on the consolidated balance sheet and amortization expense totaled $3.7 million $3.3 million and $3.0 million for the periods ended December 31, 2017, 2016 and 2015, respectively.

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

Adoption of New Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-17, Interests Held through Related Parties That Are Under Common Control, which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under ASU 2016-17, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of ASU 2016-17, in certain cases, previous consolidation conclusions may change. We adopted this standard in the first quarter of fiscal 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”), this amendment requires a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects associated with the change in the federal corporate income tax rate in the 2017 Tax Reform Act (the “Tax Reform Act”). The amount of the reclassification is equal to the impact of the change in deferred taxes related to amounts recorded in accumulated other comprehensive income resulting from the change in the statutory corporate tax rate from 35% to 21%. ASU 2018-02 is effective for all entities in fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and retrospective application is required. We chose to adopt the amendment in ASU 2018-02 during the fourth quarter of fiscal 2018 and recorded a decrease of approximately $8.7 million to retained earnings with a corresponding increase to accumulated other comprehensive income to reclassify the stranded tax effects from the Tax Reform Act.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition.  The standard outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers.  The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees.  The standard also requires expanded disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.  ASU 2014-09 became effective for the Company on April 1, 2018 and will be adopted on a modified retrospective basis, but we do not expect it to have a material effect on our consolidated financial statements. While we are still finalizing the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures, we have performed an impact assessment by analyzing certain existing material revenue transactions and arrangements that are representative of our business segments and their revenue streams. Additionally, we have assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance. Based on the assessment performed to date, we do not expect material changes to our current policies related to the timing of revenue recognition and the accounting for costs; however, we will be finalizing our assessment in advance of the filing of our first quarter June 30, 2018 Form 10-Q. The standard will impact our disclosures including disclosures presenting further disaggregation of revenue. We are in the process of developing our new footnote disclosures required under the new standard.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with operating leases reporting a single lease expense. This update will also require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. We have determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities. We are still in the process of determining the impact on our consolidated financial statements. For the last ten years, we have reported a discounted estimate of the off-balance sheet lease obligations in our MD&A.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 17,581; 20,226; and 21,883 as of March 31, 2018, 2017, and 2016, respectively.

Note 5.  Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2018	2017
	(In thousands)
Reinsurance recoverable	$100,335	$111,433
Trade accounts receivable	65,001	41,062
Paid losses recoverable	1,078	544
Accrued investment income	21,549	20,145
Premiums and agents' balances	1,702	1,294
Independent dealer receivable	85	493
Other receivables	4,284	3,649
	194,034	178,620
Less: Allowance for doubtful accounts	(496)	(539)
	$193,538	$178,081

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 6.  Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $32.4 million and $16.8 million at December 31, 2017 and 2016, respectively.

Available-for-Sale Investments

Available-for-sale investments at March 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$123,557	$3,595	$(1,036)	$(203)	$125,913
U.S. government agency mortgage-backed securities	36,416	951	(1)	(93)	37,273
Obligations of states and political subdivisions	178,702	9,938	(217)	(18)	188,405
Corporate securities	1,388,300	50,056	(3,009)	(1,826)	1,433,521
Mortgage-backed securities	94,106	2,072	–	(153)	96,025
Redeemable preferred stocks	10,609	321	(29)	(40)	10,861
Common stocks	15,732	12,329	(10)	(189)	27,862
	$1,847,422	$79,262	$(4,302)	$(2,522)	$1,919,860

Available-for-sale investments at March 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(In thousands)
U.S. treasury securities and government obligations	$123,474	$2,892	$–	$(1,675)	$124,691
U.S. government agency mortgage-backed securities	27,908	1,070	(6)	(377)	28,595
Obligations of states and political subdivisions	159,417	9,466	(23)	(424)	168,436
Corporate securities	1,263,703	32,901	(5,731)	(13,837)	1,277,036
Mortgage-backed securities	26,577	515	–	(5)	27,087
Redeemable preferred stocks	13,789	168	–	(468)	13,489
Common stocks	15,732	8,728	(10)	(16)	24,434
	$1,630,600	$55,740	$(5,770)	$(16,802)	$1,663,768

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $163.7 million, $190.2 million and $150.7 million in fiscal 2018, 2017 and 2016, respectively. The gross realized gains on these sales totaled $5.4 million, $5.1 million and $4.2 million in fiscal 2018, 2017 and 2016, respectively. We realized gross losses on these sales of $0.3 million, $2.2 million and $0.6 million in fiscal 2018, 2017 and 2016, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. There were no write downs in fiscal 2018, 2017 and 2016.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive loss for fiscal 2018, 2017 or 2016.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	March 31, 2018		March 31, 2017
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$36,446	$36,674	$35,399	$35,795
Due after one year through five years	441,223	450,816	324,286	333,016
Due after five years through ten years	607,895	626,174	598,232	607,184
Due after ten years	641,411	671,448	616,585	622,763
	1,726,975	1,785,112	1,574,502	1,598,758

Mortgage backed securities	94,106	96,025	26,577	27,087
Redeemable preferred stocks	10,609	10,861	13,789	13,489
Equity securities	15,732	27,862	15,732	24,434
	$1,847,422	$1,919,860	$1,630,600	$1,663,768

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2018	2017
	(In thousands)
Mortgage loans, net	$309,952	$262,875
Short-term investments	10,350	15,149
Real estate	53,776	66,174
Policy loans	17,677	17,112
Other equity investments	7,309	6,520
	$399,064	$367,830

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses net of any unamortized premium or discount. The portfolio of mortgage loans is principally collateralized by self-storage facilities and commercial properties. The interest rate range on the mortgage loans is 4.3% to 6.9% with maturities between 2018 and 2036. The allowance for probable losses was $0.5 million and $0.5 million as of March 31, 2018 and 2017, respectively. The estimated fair value of these loans as of March 31, 2018 and 2017 approximated the carrying value. These loans represent first lien mortgages held by us.

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

Note 7.  Other Assets

Other assets were as follows:

	March 31,
	2018	2017
	(In thousands)
Deposits (debt-related)	$33,546	$32,182
Cash surrender value of life insurance policies	31,904	32,070
Deposits (real estate related)	19,332	27,755
Insurance recoveries	160,000	–
Other	–	5,518
	$244,782	$97,525

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 8.  Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2018	2017	2016
	(In thousands)
Fixed maturities	$84,476	$73,041	$63,453
Real estate	5,344	5,189	3,775
Insurance policy loans	1,212	1,212	1,188
Mortgage loans	17,783	20,617	14,631
Short-term, amounts held by ceding reinsurers, net and other investments	3,098	1,157	208
Investment income	111,913	101,216	83,255
Less: investment expenses	(4,766)	(3,820)	(2,724)
Investment income - related party, net eliminations	3,326	4,880	6,086
Net investment and interest income	$110,473	$102,276	$86,617

Note 9.  Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2018 Rate (a)	Maturities	2018	2017
			(In thousands)
Real estate loan (amortizing term)	3.24% - 6.93%	2023	$135,287	$169,289
Senior mortgages	3.72% - 6.62%	2021 - 2038	1,487,645	1,292,160
Working capital loan (revolving credit)	3.15%	2018	55,000	85,000
Fleet loans (amortizing term)	1.95% - 4.76%	2018 - 2025	342,971	324,977
Fleet loan (securitization)	4.90%	–	–	52,112
Fleet loans (revolving credit)	2.80% - 2.81%	2020 - 2021	460,000	417,000
Capital leases (rental equipment)	1.92% - 4.80%	2018 - 2025	984,217	876,828
Other obligations	2.75% - 8.00%	2018 - 2047	73,579	69,867
Notes, loans and leases payable			$3,538,699	$3,287,233
Less: Debt issuance costs			(25,623)	(24,353)
Total notes, loans and leases payable, net			$3,513,076	$3,262,880

(a) Interest rate as of March 31, 2018, taking into account the effect of applicable hedging instruments

Real Estate Backed Loans

Real Estate Loan

Amerco Real Estate Company and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of March 31, 2018, the outstanding balance on the Real Estate Loan was $135.3 million.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. At March 31, 2018, the applicable LIBOR was 1.74% and the applicable margin was 1.50%, the sum of which was 3.24%, which was applied to $73.9 million of the Real Estate Loan. The rate of the remaining balance of $61.4 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on current margin. The interest rate swap expires in August 2018, after which date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Senior Mortgages

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under certain senior mortgages. These senior mortgage loan balances as of March 31, 2018 were in the aggregate amount of $1,487.6 million and mature between 2021 and 2038. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.72% and 6.62%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Amerco Real Estate Company and U-Haul International, Inc. have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Various subsidiaries of Amerco Real Estate Company and U-Haul International, Inc. are borrowers under an asset backed working capital loan. The maximum amount that can be drawn at any one time is $55.0 million. At March 31, 2018, the outstanding balance was $55.0 million. This loan is secured by certain properties owned by the borrowers. This loan agreement provides for term loans, subject to the terms of the loan agreement. The final maturity of the loan is November 2018. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreement, is the applicable LIBOR plus the applicable margin. At March 31, 2018, the applicable LIBOR was 1.65% and the margin was 1.50%, the sum of which was 3.15%. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a working capital loan. The current maximum credit commitment is $150.0 million, which can be increased to $300.0 million by bringing in other lenders. At March 31, 2018, the full $150.0 million was available to be drawn. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2020. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate is the applicable LIBOR plus a margin between 1.38% and 1.50% depending on the amount outstanding. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul International, Inc. and several of its subsidiaries are borrowers under amortizing term loans. The aggregate balance of the loans as of March 31, 2018 was $343.0 million with the final maturities between June 2018 and March 2025.

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margins. At March 31, 2018, the applicable LIBOR was between 1.66% and 1.78% and applicable margins were between 1.72% and 2.38%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 4.76% based on current margins. Additionally, $288.2 million of these loans are carried at fixed rates ranging between 1.95% and 3.94%.

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

Rental Truck Revolvers

Various subsidiaries of U-Haul International, Inc. entered into three revolving fleet loans in aggregate for $490.0 million, which can be increased to a maximum of $565.0 million. These loans mature between March 2020 and November 2021. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. At March 31, 2018, the applicable LIBOR was between 1.65% and 1.66% and the margin was 1.15%, the sum of which was between 2.80% and 2.81%. Only interest is paid on the loans until the last nine months when principal is due monthly. As of March 31, 2018, the aggregate outstanding balance of the loans was $460.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between five and seven years. During fiscal 2018, we entered into $397.0 million of new capital leases. At March 31, 2018 and March 31, 2017, the balance of our capital leases was $984.2 million and $876.8 million, respectively. The net book value of the corresponding capitalized assets was $1,407.6 million and $1,233.3 million at March 31, 2018 and March 31, 2017, respectively.

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

At March 31, 2018, the aggregate outstanding principal balance of the U-Notes® issued was $77.3 million, of which $3.8 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.75% and 8.00% and maturity dates range between 2018 and 2047.

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of December 31, 2017, the deposits had an aggregate balance of $60.0 million, for which Oxford pays fixed interest rates between 1.33% and 1.75% with maturities between March 29, 2018 and March 30, 2020. As of December 31, 2017, available-for-sale investments held with the FHLB totaled $129.2 million, of which $73.1 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the consolidated balance sheet.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt as of March 31, 2018 for the next five years and thereafter are as follows:

	Years Ended March 31,
	2019	2020	2021	2022	2023	Thereafter	Total
	(In thousands)
Notes, loans and leases payable, secured	$499,136	$398,626	$491,780	$507,929	$268,982	$1,372,246	$3,538,699

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 10.  Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2018	2017	2016
	(In thousands)
Interest expense	$125,412	$106,221	$85,404
Capitalized interest	(6,466)	(4,863)	(3,623)
Amortization of transaction costs	3,867	3,445	3,235
Interest expense resulting from derivatives	3,893	8,603	12,699
Total interest expense	126,706	113,406	97,715
Amortization on early extinguishment of debt	–	499	–
Total	$126,706	$113,905	$97,715

Interest paid in cash, including payments related to derivative contracts, amounted to $129.3 million, $113.7 million and $95.1 million for fiscal 2018, 2017 and 2016, respectively.

Interest Rates

Interest rates and our revolving credit borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2018	2017	2016
	(In thousands, except interest rates)
Weighted average interest rate during the year	2.48%	1.83%	1.67%
Interest rate at year end	2.84%	2.06%	1.82%
Maximum amount outstanding during the year	$538,000	$597,000	$347,000
Average amount outstanding during the year	$517,997	$477,888	$237,372
Facility fees	$410	$158	$201

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

(a) forward swap
(b) operating lease

As of March 31, 2018, the total notional amount of our variable interest rate swaps on debt and an operating lease was $117.6 million and $6.2 million, respectively.

The net derivative fair values reflected in accounts payable and accrued expenses in the balance sheets were as follows:

	Liability Derivative Fair Value as of
	March 31, 2018	March 31, 2017
	(In thousands)
Interest rate contracts designated as hedging instruments	$460	$4,903

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	Years Ended March 31,
	2018	2017	2016
	(In thousands)
Loss recognized in income on interest rate contracts	$3,893	$8,603	$12,699
Gain recognized in AOCI on interest rate contracts (effective portion)	$(4,445)	$(9,916)	$(9,721)
Loss reclassified from AOCI into income (effective portion)	$3,893	$8,628	$12,616
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$–	$(25)	$83

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During fiscal 2018, we recognized an increase in the fair value of our cash flows hedges of $2.7 million, net of taxes.  Embedded in this change was $3.9 million of losses reclassified from accumulated other comprehensive income (loss) to interest expense during the year. At March 31, 2018, we expect to reclassify $0.7 million of net losses on interest rate contracts from accumulated other comprehensive income (loss) to earnings as interest expense over the next twelve months. Please see Note 3, Accounting Policies, in the Notes to Consolidated Financial Statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 12. Stockholders’ Equity

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 8, 2018	$0.50	March 23, 2018	April 6, 2018
December 6, 2017	0.50	December 21, 2017	January 5, 2018
July 5, 2017	1.00	July 20, 2017	August 3, 2017
February 8, 2017	1.00	February 23, 2017	March 9, 2017
October 5, 2016	1.00	October 20, 2016	November 3, 2016

On June 8, 2016, the stockholder’s approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of March 31, 2018, no awards had been issued under this plan.

Note 13.  Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2018	2017	2016
	(In thousands)
Pretax earnings:
U.S.	$628,901	$609,589	$745,194
Non-U.S.	8,712	18,769	23,717
Total pretax earnings	$637,613	$628,358	$768,911

Current provision
Federal	$21,780	$38,723	$118,974
State	6,471	10,818	15,988
Non-U.S.	1,412	3,334	3,303
	29,663	52,875	138,265
Deferred provision (benefit)
Federal	(199,415)	160,527	125,950
State	15,479	15,210	12,561
Non-U.S.	1,303	1,322	3,134
	(182,633)	177,059	141,645

Provision for income tax expense (benefit)	$(152,970)	$229,934	$279,910

Income taxes paid (net of income tax refunds received)	$68,671	$36,880	$141,901

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2018	2017	2016

Statutory federal income tax rate	31.55%	35.00%	35.00%
Increase (reduction) in rate resulting from:
Deferred tax liability revaluation	(58.25%)	0.00%	0.00%
State taxes, net of federal benefit	2.33%	2.66%	2.34%
Foreign rate differential	0.00%	(0.31%)	(0.24%)
Federal tax credits	(0.32%)	(0.41%)	(0.19%)
Transition tax	1.83%	0.00%	0.00%
Dividend received deduction	(0.03%)	(0.03%)	(0.02%)
Phase III tax	0.63%	0.00%	0.00%
Other	(1.73%)	(0.32%)	(0.49%)
Actual tax expense (benefit) of operations	(23.99%)	36.59%	36.40%

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$3,136	$1,948
Accrued expenses	104,309	168,331
Policy benefit and losses, claims and loss expenses payable, net	11,148	21,287
Total deferred tax assets	$118,593	$191,566

Deferred tax liabilities:
Property, plant and equipment	$741,607	$986,334
Deferred policy acquisition costs	12,995	20,901
Unrealized gains	18,863	19,140
Other	3,236	200
Total deferred tax liabilities	776,701	1,026,575
Net deferred tax liability	$658,108	$835,009

The net operating loss and credit carry-forwards in the above table are primarily attributable to $45.3 million of state net operating losses that will begin to expire March 31, 2019 if not utilized.

The Tax Reform Act was enacted on December 22, 2017. The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and repeals the deferral of the phase three tax for life insurance companies. The blended statutory Federal Tax Rate for our full fiscal year ended March 31, 2018 is 31.55%. At March 31, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Reform Act; however, we have made a reasonable estimate of the effects of all items affected by the Tax Reform Act. For these items, we recognized a provisional benefit amount of $355.7 million which is included as a component of tax expense (benefit) from continuing operations.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was a benefit of $371.5 million for the fiscal year ended March 31, 2018.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

For fiscal 2018, we elected to reclassify the income tax effects of the Tax Reform Act in the amount of $8.7 million from accumulated other comprehensive income to retained earnings under ASU 2018-02. In addition, we have adopted the “investment by investment” approach with regard to releasing disproportionate income tax effects from accumulated other comprehensive income.

We calculated and recorded a provisional one-time transition tax on earnings from foreign subsidiaries based on the post-1986 earnings and profits (“E&P”) of our Canadian subsidiaries that were previously deferred from U.S. income taxes. The provisional amount of this one-time transition tax liability for our foreign subsidiaries resulted in an increase in income tax expense of $11.7 million for the fiscal year ended March 31, 2018. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

The Tax Reform Act repeals the special rules with regard to distribution to shareholders from pre-1984 policyholders surplus account of our Life Insurance segment. This one-time tax was based on the balance of our pre-1984 policyholder surplus account. We estimated a provisional amount for our one-time tax liability for Phase Three Tax, resulting in an increase in income tax expense of $4.0 million for the fiscal year ended March 31, 2018.

ASC 740 prescribes a minimum recognition and measurement methodology that a tax position is required to meet before being recognized in the financial statements. The total amount of unrecognized tax benefits at March 31, 2017 was $26.7 million. The change in after tax benefit as a result of the change in Federal tax rate from 35% to 21% is $5.8 million. This entire amount of unrecognized tax benefits if resolved in our favor, would favorably impact our effective tax rate. During the current year, we recorded tax expense (net of settlements), resulting from uncertain tax positions in the amount of $3.2 million. At March 31, 2018, the amount of unrecognized tax benefits and the amount that would favorably affect our effective tax rate was $35.7 million.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

	Unrecognized Tax Benefits
	March 31,
	2018	2017
	(In thousands)

Unrecognized tax benefits beginning balance	$26,720	$23,912
Revaluation based on change in after tax benefit	5,755	–
Additions based on tax positions related to the current year	4,139	2,964
Reductions for tax positions of prior years	(96)	(156)
Settlements	(779)	–
Unrecognized tax benefits ending balance	$35,739	$26,720

We recognize interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At March 31, 2017, the amount of interest and penalties accrued on unrecognized tax benefits was $6.7 million, net of tax. The change in after tax benefit as a result of the change in Federal tax rate from 35% to 21% is $1.4 million. During the current year we recorded expense from interest and penalties in the amount of $0.4 million, net of tax. At March 31, 2018, the amount of interest and penalties accrued on unrecognized tax benefits was $8.5 million, net of tax.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, we are no longer subject to audit for years prior to the fiscal year ended March 31, amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

2015.

Note 14.  Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the United States and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of Directors (the “Board”) of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2018, 2017 or 2016.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor a leveraged ESOP that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. We make annual contributions to the ESOP equal to the ESOP’s debt service. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. ESOP shares are committed to be released monthly and ESOP compensation expense is recorded based on the current market price at the end of the month. These shares then become outstanding for the earnings per share computations. ESOP compensation expense was $11.4 million, $10.7 million and $11.6 million for fiscal 2018, 2017 and 2016, respectively. Listed below is a summary of these financing arrangements as of fiscal year-end:

	Outstanding as of	Interest Payments
Financing Date	March 31, 2018	2018	2017	2016
	(In thousands)
June, 1991	$16	$1	$2	$10
July, 2009	466	26	36	33
February, 2016	5,122	242	–	–

Leveraged contributions to the Plan Trust during fiscal 2018, 2017 and 2016 were $1.0 million, $0.2 million and $0.4 million, respectively. In fiscal 2018, 2017 and 2016, the Company made non-leveraged contributions of $11.0 million, $11.0 and $4.0 million, respectively to the Plan Trust. In both fiscal 2018 and 2017, $0.1 million of dividends from unallocated shares were applied to debt.

Shares held by the Plan were as follows:

	Years Ended March 31,
	2018	2017
	(In thousands)
Allocated shares	1,112	1,160
Unreleased shares - leveraged	19	21
Fair value of unreleased shares - leveraged	$6,448	$8,127
Unreleased shares - non-leveraged	13	9
Fair value of unreleased shares - non-leveraged	$4,557	$3,539

The fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2018 and March 31, 2017, respectively. During fiscal 2018, we released for allocation 3,571 leveraged shares and 26, 659 non-leveraged shares. As of December 31, 2018, there are 3,660 shares committed to be released.

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

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2018	2017	2016
	(In thousands)
Service cost for benefits earned during the period	$1,073	$1,026	$961
Interest cost on accumulated postretirement benefit	869	814	752
Other components	58	88	35
Net periodic postretirement benefit cost	$2,000	$1,928	$1,748

The fiscal 2018 and fiscal 2017 post retirement benefit liability included the following components:

	Years Ended March 31,
	2018	2017
	(In thousands)
Beginning of year	$22,247	$20,791
Service cost for benefits earned during the period	1,073	1,026
Interest cost on accumulated post retirement benefit	869	814
Net benefit payments and expense	(644)	(443)
Actuarial loss	(229)	59
Accumulated postretirement benefit obligation	23,316	22,247

Current liabilities	802	737
Non-current liabilities	22,514	21,510

Total post retirement benefit liability recognized in statement of financial position	23,316	22,247
Components included in accumulated other comprehensive income (loss):
Unrecognized net loss	(2,530)	(2,817)
Cumulative net periodic benefit cost (in excess of employer contribution)	$20,786	$19,430

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2018	2017	2016
	(In percentages)
Accumulated postretirement benefit obligation	3.98%	3.94%	3.89%

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Net periodic post retirement benefit cost above includes the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2018 was 6.9% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2038. The assumed health care cost trend rate used to measure the accumulated post retirement benefit obligation as of the end of fiscal 2017 (and used to measure the fiscal 2018 net periodic benefit cost) was 7.1% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2038.

If the estimated health care cost trend rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by $287 thousand and the total of the service cost and interest cost components would increase by $25 thousand. A decrease in the estimated health care cost trend rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $323 thousand and the total of the service cost and interest cost components would decrease by $29 thousand.

Post employment benefits provided by us, other than upon retirement, are not material.

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2019	$802
2020	946
2021	1,121
2022	1,317
2023	1,531
2024 through 2028	10,594
Total	$16,311

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Assets and liabilities are recorded at fair value on the consolidated balance sheets and are measured and classified based upon a three tiered approach to valuation. ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) requires that financial assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheet at March 31, 2018 and 2017, that are subject to ASC 820 and the valuation approach applied to each of these items.

Year Ended March 31, 2018	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$475,320	$475,320	$–	$–
Fixed maturities - available for sale	1,881,137	7,567	1,873,293	277
Preferred stock	10,861	10,861	–	–
Common stock	27,862	27,862	–	–
Derivatives	4,388	4,388	–	–
Total	$2,399,568	$525,998	$1,873,293	$277

Liabilities
Derivatives	460	–	460	–
Total	$460	$–	$460	$–

Year Ended March 31, 2017	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$521,911	$521,710	$201	$–
Fixed maturities - available for sale	1,625,845	6,491	1,619,024	330
Preferred stock	13,489	13,489	–	–
Common stock	24,434	24,434	–	–
Derivatives	4,260	4,260	–	–
Total	$2,189,939	$570,384	$1,619,225	$330

Liabilities
Derivatives	4,903	–	4,903	–
Total	$4,903	$–	$4,903	$–

Short term investments in the tables above also include cash equivalents. In light of our definition of an active market, we reclassified $86.3 million of fixed maturities – available for sale from Level 1 to Level 2 due to a review of their trading activity for fiscal 2017.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The following tables represent the fair value measurements for our assets at March 31, 2018 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(In thousands)
Balance at March 31, 2016	$338

Fixed Maturities - Asset Backed Securities - redeemed	(12)
Fixed Maturities - Asset Backed Securities - net gain (unrealized)	4
Balance at March 31, 2017	$330

Fixed Maturities - Asset Backed Securities - redeemed	(91)
Fixed Maturities - Asset Backed Securities - net gain (unrealized)	38
Balance at March 31, 2018	$277

Note 16.  Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $125,000.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2017
Life insurance in force	$947,720	$248	$876,865	$1,824,337	48%
Premiums earned:
Life	$51,227	$4	$9,880	$61,103	16%
Accident and health	90,396	295	1,977	92,078	2%
Annuity	728	–	794	1,522	52%
Property and casualty	57,161	69	8	57,100	0%
Total	$199,512	$368	$12,659	$211,803

Year ended December 31, 2016
Life insurance in force	$937,779	$249	$915,769	$1,853,299	49%
Premiums earned:
Life	$50,251	$–	$10,626	$60,877	17%
Accident and health	99,450	310	2,263	101,403	2%
Annuity	505	–	794	1,299	61%
Property and casualty	52,329	–	5	52,334	0%
Total	$202,535	$310	$13,688	$215,913

Year ended December 31, 2015
Life insurance in force	$927,647	$397	$949,413	$1,876,663	51%
Premiums earned:
Life	$49,126	$8	$11,310	$60,428	19%
Accident and health	99,354	312	2,545	101,587	3%
Annuity	392	–	255	647	39%
Property and casualty	50,012	–	8	50,020	0%
Total	$198,884	$320	$14,118	$212,682

(a)  Balances are reported net of inter-segment transactions.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Repwest holds letters of credit as of December 31, 2017 in the amount of $0.1 million from re-insurers and has issued letters of credit in the amount of $1.9 million in favor of certain ceding companies.

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	December 31,
	2017	2016
	(In thousands)
Unpaid losses and loss adjustment expense	$233,554	$244,400
Reinsurance losses payable	805	580
Total	$234,359	$244,980

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

	December 31,
	2017	2016	2015
	(In thousands)
Balance at January 1	$244,400	$251,964	$271,609
Less: reinsurance recoverable	103,952	107,311	120,894
Net balance at January 1	140,448	144,653	150,715
Incurred related to:
Current year	15,749	13,297	11,713
Prior years	233	107	585
Total incurred	15,982	13,404	12,298
Paid related to:
Current year	8,969	7,777	7,007
Prior years	8,397	9,832	11,353
Total paid	17,366	17,609	18,360
Net balance at December 31	139,064	140,448	144,653
Plus: reinsurance recoverable	94,490	103,952	107,311
Balance at December 31	$233,554	$244,400	$251,964

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $94.5 million) decreased by $1.4 million as of December 31, 2017.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The information about property and casualty incurred and paid loss and loss adjustment expense development for the years end December 31, 2012 through 2017, and the average annual percentage payout of incurred claims by age as of December 31, 2017, is presented as supplementary information. Claims data for 2012 through 2017 is unaudited.

							As of
							December 31, 2017
							Total of
							Incurred-but-
							Not-Reported
							Liabilities Plus
							Expected	Cumulative
							Development	Number of
Accident							on Reported	Reported
Year	2012	2013	2014	2015	2016	2017	Claims	Claims
		(In thousands, except claim counts)
2012	$8,971	$8,903	$8,831	$8,788	$8,753	$8,735	$–	6,889
2013		9,861	9,853	9,914	9,741	9,576	–	7,663
2014			11,691	10,907	10,720	10,759	374	9,648
2015				12,214	12,459	12,460	1,649	10,718
2016					13,297	13,011	1,366	11,134
2017						15,749	4,823	11,424
						Total	8,212

The following table presents paid claims development as of December 31, 2017, net of reinsurance. Claims data for 2012 through 2017 are unaudited.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
		(In thousands)
Accident
Year	2012	2013	2014	2015	2016	2017
2012	$4,415	$6,345	$8,179	$8,410	$8,734	$8,735
2013		5,227	7,608	8,718	9,462	9,576
2014			6,154	8,087	9,270	9,293
2015				7,509	9,601	9,730
2016					7,777	10,665
2017						8,969
					Total	56,968
All outstanding liabilities before 2012, net of reinsurance						125,740
Liabilities for claims and claim adjustment expenses, net of reinsurance						139,064

The reconciliation of the net incurred and paid claims development tables for the liability for claims and claims adjustment expenses is as follows:

December 31, 2017
(In thousands)
Liabilities for unpaid Property and Casualty claims
and claim adjustment expenses, net of reinsurance	$139,064

Total reinsurance recoverable on unpaid
Property and Casualty claims	$94,490

Total gross liability for unpaid Property and Casualty
claims and claim adjustment expense	$233,554

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The following is supplementary information about average historical claims duration as of December 31, 2017.

Average Annual Percentage Payout of Incurred Claims by Age, net of Reinsurance
Years	1	2	3	4	5	6

Property and Casualty Insurance	56.6%	20.8%	11.2%	3.5%	2.4%	0.0%

Note 17.  Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2024. As of March 31, 2018, we have guaranteed $15.7 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Lease expenses were as follows:

	Years Ended March 31,
	2018	2017	2016
	(In thousands)
Lease expense	$33,960	$37,343	$49,780

Operating and ground lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment		Rental Equipment
	Ground	Operating	Operating	Total
	(In thousands)
Year-ended March 31:
2019	$991	$17,014	$9,010	$27,015
2020	1,024	17,217	1,300	19,541
2021	1,024	16,699	–	17,723
2022	1,030	15,066	–	16,096
2023	1,030	14,693	–	15,723
Thereafter	49,649	20,163	–	69,812
Total	$54,748	$100,852	$10,310	$165,910

Note 18.  Contingencies

Litigation

On July 1, 2014, a 100-pound propane cylinder allegedly filled at a Philadelphia-area U-Haul Co. of Pennsylvania (“UHPA”) center exploded while in use on a food truck. The explosion killed two people and injured eleven. Following the incident, the injured parties and their estates filed a number of lawsuits against U-Haul and its subsidiary, UHPA, both of which denied the allegations. One plaintiff sued AMERCO, which also denied the allegations. All suits were filed in the Philadelphia Court of Common Pleas. The plaintiffs alleged, among other things, that UHPA should not have refilled the propane cylinder at issue because it was out-of-date and improperly fitted with an incorrect valve, which allegedly caused the explosion. The plaintiffs sought compensatory and punitive damages.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

After several settlements with the less-injured plaintiffs, in April 2018, the parties reached an agreement, in principle, to settle the remaining cases. We will pay our self-insured retention and attorney’s fees. Together, these amounts are currently estimated to be $26.4 million, of which $15.3 million has already been paid.  The balance of the settlement amount is accrued on our balance sheet in Policy benefits and losses, claims and loss expenses payable with offsetting insurance recoveries from our insurance carriers in Other assets. The U.S. Department of Justice is investigating the cause of the incident.  Following the resolution in principle of the civil claims in April 2018, the U.S. Attorney’s Office for the Eastern District of Pennsylvania advised the Company for the first time that UHPA is a target of the investigation, but has not advised UHPA as to what specific violations are being investigated. UHPA will vigorously defend itself against any criminal allegations or charges.

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

Note 19.  Related Party Transactions

As set forth in the Company’s Audit Committee Charter and consistent with NASDAQ Listing Rules, our Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance with GAAP. Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. Our internal processes are designed to ensure that our legal and finance departments identify and monitor potential related party transactions that may require disclosure and Audit Committee oversight.

AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below. Management believes that the transactions described below and in the related notes were completed on terms substantially equivalent to those that would prevail in arm’s-length transactions.

SAC Holding Corporation and SAC Holding II Corporation (collectively “SAC Holdings”) were established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we sold real estate and various self-storage properties to SAC Holdings, and such sales provided significant cash flows to us. SAC Holdings, Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini Storage Realty, L.P. (“Private Mini”) are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Willow Grove Holdings LP (“WGHLP”), which is owned by Mark V. Shoen (a significant shareholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Related Party Revenues

	Years Ended March 31,
	2018	2017	2016
	(In thousands)
U-Haul interest income revenue from Blackwater	$3,326	$4,880	$6,086
U-Haul management fee revenue from Blackwater	23,577	23,130	21,987
U-Haul management fee revenue from Mercury	6,025	5,945	4,546
	$32,928	$33,955	$32,619

During fiscal 2018, a subsidiary of ours held a junior unsecured note of SAC Holdings. We do not have an equity ownership interest in SAC Holdings. We received cash interest payments of $8.7 million, $4.5 million and $4.6 million, from SAC Holdings during fiscal 2018, 2017 and 2016, respectively. The largest aggregate amount of notes receivable outstanding during fiscal 2018 was $48.1 million. In December 2017, this note and interest receivables were repaid in full as we received payments of $53.0 million.

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $29.5 million, $27.8 million and $27.1 million from the above mentioned entities during fiscal 2018, 2017 and 2016, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder), and a trust benefitting the children and a grandchild of Edward J. Shoen.

Related Party Costs and Expenses

	Years Ended March 31,
	2018	2017	2016
	(In thousands)
U-Haul lease expenses to Blackwater	$2,684	$2,740	$2,648
U-Haul commission expenses to Blackwater	58,595	57,113	54,720
	$61,279	$59,853	$57,368

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At March 31, 2018, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and notes with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $26.9 million, expenses of $2.7 million and cash flows of $77.6 million during fiscal 2018. Revenues and commission expenses related to the Dealer Agreements were $273.6 million and $58.6 million, respectively for fiscal 2018.

Pursuant to the variable interest entity (“VIE”) model under ASC 810 – Consolidation (“ASC 810”), management determined that the management agreements with subsidiaries of Blackwater represent potential variable interests for us. Management evaluated whether it should be identified as the primary beneficiary of one or more of these VIEs using a two-step approach in which management (i) identified all other parties that hold interests in the VIEs, and (ii) determined if any variable interest holder has the power to direct the activities of the VIEs that most significantly impact their economic performance.

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

We have not provided financial or other support explicitly or implicitly during the fiscal years ended March 31, 2018 and 2017, respectively to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	March 31,
	2018	2017
	(In thousands)
U-Haul note receivable from Blackwater	$–	$48,098
U-Haul interest receivable from Blackwater	–	5,397
U-Haul receivable from Blackwater	24,034	23,202
U-Haul receivable from Mercury	10,357	9,195
Other (a)	(1,115)	276
	$33,276	$86,168

(a) Timing differences for intercompany balances with insurance subsidiaries resulting from the three month difference in reporting periods.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 20.  Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the States of Arizona and Nevada require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Repwest:
Audited statutory net income	$16,328	$19,580	$22,308
Audited statutory capital and surplus	197,375	176,009	158,376
ARCOA:
Audited statutory net income	1,190	1,451	1,391
Audited statutory capital and surplus	7,991	6,798	5,386
Oxford:
Audited statutory net income	10,350	17,473	12,150
Audited statutory capital and surplus	195,931	189,279	172,282
CFLIC:
Audited statutory net income	8,062	8,139	9,217
Audited statutory capital and surplus	26,653	28,011	28,892
NAI:
Audited statutory net income	1,594	1,039	1,161
Audited statutory capital and surplus	12,674	12,691	12,685

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest at December 31, 2017 that could be distributed as ordinary dividends was $16.3 million. The statutory surplus for Oxford at December 31, 2017 that could be distributed as ordinary dividends was $10.4 million. Oxford did not pay a dividend to AMERCO in fiscal 2018, 2017 or 2016. After receiving approval from the Arizona Department of Insurance, Repwest paid a $19.6 million non-cash dividend to AMERCO in fiscal 2016, but did not pay a dividend in fiscal 2018 or 2017.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 21.  Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2018
Total revenues	$3,435,821	$165,293	$3,601,114
Depreciation and amortization, net of gains on disposal	363,826	8,521	372,347
Interest expense	123,777	2,929	126,706
Pretax earnings	628,901	8,712	637,613
Income tax expense (benefit)	(155,685)	2,715	(152,970)
Identifiable assets	10,424,862	322,123	10,746,985

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2017
Total revenues	$3,271,563	$150,204	$3,421,767
Depreciation and amortization, net of gains on disposal	466,378	5,275	471,653
Interest expense	112,834	572	113,406
Pretax earnings	609,589	18,769	628,358
Income tax expense	225,278	4,656	229,934
Identifiable assets	9,030,528	375,312	9,405,840

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2016
Total revenues	$3,129,909	$145,559	$3,275,468
Depreciation and amortization, net of gains on disposal	313,099	863	313,962
Interest expense	97,551	164	97,715
Pretax earnings	745,194	23,717	768,911
Income tax expense	273,473	6,437	279,910
Identifiable assets	7,859,928	249,360	8,109,288

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

Note 21A. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of March 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$702,036	$6,639	$50,713	$–		$759,388
Reinsurance recoverables and trade receivables, net	64,798	99,682	29,058	–		193,538
Inventories and parts, net	89,877	–	–	–		89,877
Prepaid expenses	165,692	–	–	–		165,692
Investments, fixed maturities and marketable equities	–	285,846	1,634,014	–		1,919,860
Investments, other	22,992	65,553	310,519	–		399,064
Deferred policy acquisition costs, net	–	–	124,767	–		124,767
Other assets	241,493	685	2,604	–		244,782
Related party assets	40,003	6,959	18,334	(32,020)	(c)	33,276
	1,326,891	465,364	2,170,009	(32,020)		3,930,244

Investment in subsidiaries	544,151	–	–	(544,151)	(b)	–

Property, plant and equipment, at cost:
Land	827,649	–	–	–		827,649
Buildings and improvements	3,140,713	–	–	–		3,140,713
Furniture and equipment	632,803	–	–	–		632,803
Rental trailers and other rental equipment	545,968	–	–	–		545,968
Rental trucks	4,390,750	–	–	–		4,390,750
	9,537,883	–	–	–		9,537,883
Less: Accumulated depreciation	(2,721,142)	–	–	–		(2,721,142)
Total property, plant and equipment	6,816,741	–	–	–		6,816,741
Total assets	$8,687,783	$465,364	$2,170,009	$(576,171)		$10,746,985

(a) Balances as of December 31, 2017
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$505,721	$2,582	$2,375	$–		$510,678
Notes, loans and leases payable, net	3,513,076	–	–	–		3,513,076
Policy benefits and losses, claims and loss expenses payable	568,456	234,359	445,218	–		1,248,033
Liabilities from investment contracts	–	–	1,364,066	–		1,364,066
Other policyholders' funds and liabilities	–	5,377	4,663	–		10,040
Deferred income	34,276	–	–	–		34,276
Deferred income taxes	629,389	8,927	19,792	–		658,108
Related party liabilities	28,157	2,870	993	(32,020)	(c)	–
Total liabilities	5,279,075	254,115	1,837,107	(32,020)		7,338,277

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	452,956	91,120	26,271	(117,601)	(b)	452,746
Accumulated other comprehensive income (loss)	(4,623)	16,526	35,982	(52,508)	(b)	(4,623)
Retained earnings	3,635,351	100,302	268,149	(368,241)	(b)	3,635,561
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(7,823)	–	–	–		(7,823)
Total stockholders' equity	3,408,708	211,249	332,902	(544,151)		3,408,708
Total liabilities and stockholders' equity	$8,687,783	$465,364	$2,170,009	$(576,171)		$10,746,985

(a) Balances as of December 31, 2017
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$671,665	$12,725	$13,416	$–		$697,806
Reinsurance recoverables and trade receivables, net	41,234	107,757	29,090	–		178,081
Inventories and parts, net	82,439	–	–	–		82,439
Prepaid expenses	124,728	–	–	–		124,728
Investments, fixed maturities and marketable equities	–	248,816	1,414,952	–		1,663,768
Investments, other	35,342	63,086	269,402	–		367,830
Deferred policy acquisition costs, net	–	–	130,213	–		130,213
Other assets	93,197	1,922	2,406	–		97,525
Related party assets	88,829	11,496	18,465	(32,622)	(c)	86,168
	1,137,434	445,802	1,877,944	(32,622)		3,428,558

Investment in subsidiaries	477,058	–	–	(477,058)	(b)	–

Property, plant and equipment, at cost:
Land	648,757	–	–	–		648,757
Buildings and improvements	2,618,265	–	–	–		2,618,265
Furniture and equipment	510,415	–	–	–		510,415
Rental trailers and other rental equipment	492,280	–	–	–		492,280
Rental trucks	4,091,598	–	–	–		4,091,598
	8,361,315	–	–	–		8,361,315
Less: Accumulated depreciation	(2,384,033)	–	–	–		(2,384,033)
Total property, plant and equipment	5,977,282	–	–	–		5,977,282
Total assets	$7,591,774	$445,802	$1,877,944	$(509,680)		$9,405,840

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

Consolidating statements of operations by industry segment for period ending March 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,483,956	$–	$–	$(4,214)	(c)	$2,479,742
Self-storage revenues	323,903	–	–	–		323,903
Self-moving & self-storage products & service sales	261,557	–	–	–		261,557
Property management fees	29,602	–	–	–		29,602
Life insurance premiums	–	–	154,703	–		154,703
Property and casualty insurance premiums	–	58,800	–	(1,700)	(c)	57,100
Net investment and interest income	12,232	15,771	84,158	(1,688)	(b)	110,473
Other revenue	179,417	–	5,001	(384)	(b)	184,034
Total revenues	3,290,667	74,571	243,862	(7,986)		3,601,114

Costs and expenses:
Operating expenses	1,759,624	32,710	22,061	(6,412)	(b,c)	1,807,983
Commission expenses	276,705	–	–	–		276,705
Cost of sales	160,489	–	–	–		160,489
Benefits and losses	–	15,983	169,328	–		185,311
Amortization of deferred policy acquisition costs	–	–	24,514	–		24,514
Lease expense	34,243	–	–	(283)	(b)	33,960
Depreciation, net gains on disposals	543,247	–	–	–		543,247
Net gains on disposal of real estate	(195,414)	–	–	–		(195,414)
Total costs and expenses	2,578,894	48,693	215,903	(6,695)		2,836,795

Earnings from operations before equity in earnings of subsidiaries	711,773	25,878	27,959	(1,291)		764,319

Equity in earnings of subsidiaries	46,990	–	–	(46,990)	(d)	–

Earnings from operations	758,763	25,878	27,959	(48,281)		764,319
Interest expense	(127,997)	–	–	1,291	(b)	(126,706)
Pretax earnings	630,766	25,878	27,959	(46,990)		637,613
Income tax benefit (expense)	159,817	(2,989)	(3,858)	–		152,970
Earnings available to common shareholders	$790,583	$22,889	$24,101	$(46,990)		$790,583

(a) Balances for the year ended December 31, 2017
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,366,526	$–	$–	$(3,693)	(c)	$2,362,833
Self-storage revenues	286,886	–	–	–		286,886
Self-moving & self-storage products & service sales	253,073	–	–	–		253,073
Property management fees	29,075	–	–	–		29,075
Life insurance premiums	–	–	163,579	–		163,579
Property and casualty insurance premiums	–	52,334	–	–		52,334
Net investment and interest income	9,688	16,652	77,540	(1,604)	(b)	102,276
Other revenue	167,752	–	4,480	(521)	(b)	171,711
Total revenues	3,113,000	68,986	245,599	(5,818)		3,421,767

Costs and expenses:
Operating expenses	1,521,408	28,421	22,429	(4,175)	(b,c)	1,568,083
Commission expenses	267,230	–	–	–		267,230
Cost of sales	152,485	–	–	–		152,485
Benefits and losses	–	13,404	169,306	–		182,710
Amortization of deferred policy acquisition costs	–	–	26,218	–		26,218
Lease expense	37,529	–	–	(186)	(b)	37,343
Depreciation, net gains on disposals	449,025	–	–	–		449,025
Net gains on disposal of real estate	(3,590)	–	–	–		(3,590)
Total costs and expenses	2,424,087	41,825	217,953	(4,361)		2,679,504

Earnings from operations before equity in earnings of subsidiaries	688,913	27,161	27,646	(1,457)		742,263

Equity in earnings of subsidiaries	35,797	–	–	(35,797)	(d)	–

Earnings from operations	724,710	27,161	27,646	(37,254)		742,263
Interest expense	(114,863)	–	–	1,457	(b)	(113,406)
Amortization on early extinguished of debt	(499)	–	–	–		(499)
Pretax earnings	609,348	27,161	27,646	(35,797)		628,358
Income tax expense	(210,924)	(9,346)	(9,664)	–		(229,934)
Earnings available to common shareholders	$398,424	$17,815	$17,982	$(35,797)		$398,424

(a) Balances for the year ended December 31, 2016
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,301,586	$–	$–	$(3,606)	(c)	$2,297,980
Self-storage revenues	247,944	–	–	–		247,944
Self-moving & self-storage products & service sales	251,541	–	–	–		251,541
Property management fees	26,533	–	–	–		26,533
Life insurance premiums	–	–	162,662	–		162,662
Property and casualty insurance premiums	–	50,020	–	–		50,020
Net investment and interest income	8,801	14,783	63,999	(966)	(b)	86,617
Other revenue	148,099	–	4,559	(487)	(b)	152,171
Total revenues	2,984,504	64,803	231,220	(5,059)		3,275,468

Costs and expenses:
Operating expenses	1,423,107	27,958	23,037	(4,055)	(b,c)	1,470,047
Commission expenses	262,627	–	–	–		262,627
Cost of sales	144,990	–	–	–		144,990
Benefits and losses	–	12,298	155,138	–		167,436
Amortization of deferred policy acquisition costs	–	–	23,272	–		23,272
Lease expense	49,966	–	–	(186)	(b)	49,780
Depreciation, net gains on disposals	291,235	–	–	–		291,235
Net (gains) losses on disposal of real estate	(545)	–	–	–		(545)
Total costs and expenses	2,171,380	40,256	201,447	(4,241)		2,408,842

Earnings from operations before equity in earnings of subsidiaries	813,124	24,547	29,773	(818)		866,626

Equity in earnings of subsidiaries	35,522	–	–	(35,522)	(d)	–

Earnings from operations	848,646	24,547	29,773	(36,340)		866,626
Interest expense	(98,533)	–	–	818	(b)	(97,715)
Pretax earnings	750,113	24,547	29,773	(35,522)		768,911
Income tax expense	(261,112)	(8,379)	(10,419)	–		(279,910)
Earnings available to common shareholders	$489,001	$16,168	$19,354	$(35,522)		$489,001

(a) Balances for the year ended December 31, 2015
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2018, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$790,583	$22,889	$24,101	$(46,990)	$790,583
Earnings from consolidated subsidiaries	(46,990)	–	–	46,990	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	555,069	–	–	–	555,069
Amortization of deferred policy acquisition costs	–	–	24,514	–	24,514
Amortization of debt issuance costs	3,868	–	–	–	3,868
Interest credited to policyholders	–	–	32,302	–	32,302
Change in allowance for losses on trade receivables	(31)	–	(89)	–	(120)
Change in allowance for inventories and parts reserve	5,065	–	–	–	5,065
Net gains on disposal of personal property	(11,822)	–	–	–	(11,822)
Net gains on disposal of real estate	(195,414)	–	–	–	(195,414)
Net gains on sales of investments	–	(1,703)	(4,566)	–	(6,269)
Deferred income taxes	(182,358)	(6,596)	(4,480)	–	(193,434)
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(23,444)	8,075	40	–	(15,329)
Inventories and parts	(12,384)	–	–	–	(12,384)
Prepaid expenses	(40,765)	–	–	–	(40,765)
Capitalization of deferred policy acquisition costs	–	–	(27,350)	–	(27,350)
Other assets	(167,579)	1,810	(199)	–	(165,968)
Related party assets	48,855	4,553	–	–	53,408
Accounts payable and accrued expenses	(36,384)	648	10,190	–	(25,546)
Policy benefits and losses, claims and loss expenses payable	168,687	(10,623)	3,057	–	161,121
Other policyholders' funds and liabilities	–	1,194	(1,303)	–	(109)
Deferred income	5,524	–	–	–	5,524
Related party liabilities	(1,884)	318	950	–	(616)
Net cash provided by operating activities	858,596	20,565	57,167	–	936,328

Cash flows from investing activities:
Escrow deposits	31,362	–	–	–	31,362
Purchases of:
Property, plant and equipment	(1,363,745)	–	–	–	(1,363,745)
Short term investments	–	(63,556)	–	–	(63,556)
Fixed maturities investments	–	(51,273)	(339,627)	–	(390,900)
Equity securities	–	–	(662)	–	(662)
Preferred stock	–	(1,000)	–	–	(1,000)
Real estate	(1,365)	(440)	(134)	–	(1,939)
Mortgage loans	–	(14,409)	(69,098)	–	(83,507)
Proceeds from sales and paydowns of:
Property, plant and equipment	699,803	–	–	–	699,803
Short term investments	–	61,133	6,657	–	67,790
Fixed maturities investments	–	23,026	141,799	–	164,825
Preferred stock	–	4,208	–	–	4,208
Real estate	2,783	–	–	–	2,783
Mortgage loans	–	15,660	21,930	–	37,590
Net cash used by investing activities	(631,162)	(26,651)	(239,135)	–	(896,948)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2017

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2018, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	498,464	–	–	–	498,464
Principal repayments on credit facilities	(356,451)	–	–	–	(356,451)
Payment of debt issuance costs	(5,111)	–	–	–	(5,111)
Capital lease payments	(296,363)	–	–	–	(296,363)
Employee Stock Ownership Plan Shares	(11,640)	–	–	–	(11,640)
Securitization deposits	(2,180)	–	–	–	(2,180)
Common stock dividends paid	(29,380)	–	–	–	(29,380)
Investment contract deposits	–	–	401,814	–	401,814
Investment contract withdrawals	–	–	(182,549)	–	(182,549)
Net cash provided (used) by financing activities	(202,661)	–	219,265	–	16,604

Effects of exchange rate on cash	5,598	–	–	–	5,598

Increase (decrease) in cash and cash equivalents	30,371	(6,086)	37,297	–	61,582
Cash and cash equivalents at beginning of period	671,665	12,725	13,416	–	697,806
Cash and cash equivalents at end of period	$702,036	$6,639	$50,713	$–	$759,388
	(page 2 of 2)
(a) Balance for the period ended December 31, 2017

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2017, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$398,424	$17,815	$17,982	$(35,797)	$398,424
Earnings from consolidated subsidiaries	(35,797)	–	–	35,797	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	481,520	–	–	–	481,520
Amortization of deferred policy acquisition costs	–	–	26,218	–	26,218
Amortization of debt issuance costs	4,062	–	–	–	4,062
Interest credited to policyholders	–	–	25,020	–	25,020
Change in allowance for losses on trade receivables	31	–	(77)	–	(46)
Change in allowance for inventories and parts reserve	1,330	–	–	–	1,330
Net gains on disposal of personal property	(32,495)	–	–	–	(32,495)
Net gains on disposal of real estate	(3,590)	–	–	–	(3,590)
Net gains on sales of investments	–	(2,636)	(2,648)	–	(5,284)
Deferred income taxes	173,059	2,340	(2,287)	–	173,112
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(6,806)	4,221	(305)	–	(2,890)
Inventories and parts	(4,072)	–	–	–	(4,072)
Prepaid expenses	9,386	–	–	–	9,386
Capitalization of deferred policy acquisition costs	–	–	(27,111)	–	(27,111)
Other assets	(3,827)	1,341	(2)	–	(2,488)
Related party assets	(872)	1,215	–	–	343
Accounts payable and accrued expenses	(14,793)	392	9,345	–	(5,056)
Policy benefits and losses, claims and loss expenses payable	13,283	(7,838)	9,933	–	15,378
Other policyholders' funds and liabilities	–	1,167	332	–	1,499
Deferred income	5,921	–	–	–	5,921
Related party liabilities	(1,170)	226	(118)	–	(1,062)
Net cash provided by operating activities	983,594	18,243	56,282	–	1,058,119

Cash flows from investing activities:
Escrow deposits	(38,058)	–	–	–	(38,058)
Purchases of:
Property, plant and equipment	(1,419,505)	–	–	–	(1,419,505)
Short term investments	–	(77,693)	(558,154)	–	(635,847)
Fixed maturities investments	–	(42,628)	(312,473)	–	(355,101)
Equity securities	–	–	(489)	–	(489)
Real estate	(19,406)	(4,648)	(8,753)	–	(32,807)
Mortgage loans	–	(21,021)	(133,289)	–	(154,310)
Proceeds from sales and paydowns of:
Property, plant and equipment	487,475	–	–	–	487,475
Short term investments	–	80,225	575,501	–	655,726
Fixed maturities investments	–	32,127	158,451	–	190,578
Preferred stock	–	4,181	–	–	4,181
Real estate	6,275	–	2,478	–	8,753
Mortgage loans	–	9,890	96,942	–	106,832
Net cash used by investing activities	(983,219)	(19,567)	(179,786)	–	(1,182,572)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2016
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2017, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	715,625	–	27,000	–	742,625
Principal repayments on credit facilities	(340,844)	–	(27,000)	–	(367,844)
Payment of debt issuance costs	(5,055)	–	–	–	(5,055)
Capital lease payments	(212,545)	–	–	–	(212,545)
Employee Stock Ownership Plan Shares	(11,106)	–	–	–	(11,106)
Securitization deposits	446	–	–	–	446
Common stock dividends paid	(58,757)	–	–	–	(58,757)
Investment contract deposits	–	–	285,148	–	285,148
Investment contract withdrawals	–	–	(149,159)	–	(149,159)
Net cash provided by financing activities	87,764	–	135,989	–	223,753

Effects of exchange rate on cash	(2,140)	–	–	–	(2,140)

Increase (decrease) in cash and cash equivalents	85,999	(1,324)	12,485	–	97,160
Cash and cash equivalents at beginning of period	585,666	14,049	931	–	600,646
Cash and cash equivalents at end of period	$671,665	$12,725	$13,416	$–	$697,806
	(page 2 of 2)
(a) Balance for the period ended December 31, 2016

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$489,001	$16,168	$19,354	$(35,522)		$489,001
Earnings from consolidated subsidiaries	(35,522)	–	–	35,522		–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	389,393	–	–	–		389,393
Amortization of deferred policy acquisition costs	–	–	23,272	–		23,272
Amortization of debt issuance costs	3,419	–	–	–		3,419
Interest credited to policyholders	–	–	20,465	–		20,465
Change in allowance for losses on trade receivables	7	–	(212)	–		(205)
Change in allowance for inventories and parts reserve	(1,343)	–	–	–		(1,343)
Net gains on disposal of personal property	(98,158)	–	–	–		(98,158)
Net gains on disposal of real estate	(545)	–	–	–		(545)
Net gains on sales of investments	–	(1,317)	(3,174)	–		(4,491)
Deferred income taxes	124,838	9,311	3,926	–		138,075
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(2,169)	13,528	3,406	–		14,765
Inventories and parts	(9,009)	–	–	–		(9,009)
Prepaid expenses	(10,338)	–	–	–		(10,338)
Capitalization of deferred policy acquisition costs	–	–	(32,590)	–		(32,590)
Other assets	17,170	(1,050)	141	–		16,261
Related party assets	55,962	682	(18,075)	18,075	(b)	56,644
Accounts payable and accrued expenses	26,018	1,533	9,761	–		37,312
Policy benefits and losses, claims and loss expenses payable	23,215	(18,925)	5,336	–		9,626
Other policyholders' funds and liabilities	–	(1,056)	707	–		(349)
Deferred income	4,757	–	–	–		4,757
Related party liabilities	17,296	115	48	(18,075)	(b)	(616)
Net cash provided by operating activities	993,992	18,989	32,365	–		1,045,346

Cash flows from investing activities:
Escrow deposits	(4,358)	–	–	–		(4,358)
Purchases of:
Property, plant and equipment	(1,509,154)	–	–	–		(1,509,154)
Short term investments	–	(44,735)	(471,164)	–		(515,899)
Fixed maturities investments	–	(45,048)	(353,939)	–		(398,987)
Equity securities	–	–	(1,315)	–		(1,315)
Preferred stock	–	(1,005)	–	–		(1,005)
Real estate	(15,384)	(36)	(39)	–		(15,459)
Mortgage loans	–	(1,800)	(85,404)	–		(87,204)
Proceeds from sales and paydowns of:
Property, plant and equipment	539,256	–	–	–		539,256
Short term investments	–	44,756	483,424	–		528,180
Fixed maturities investments	–	26,193	128,343	–		154,536
Equity securities	–	1,236	808	–		2,044
Preferred stock	–	1,126	–	–		1,126
Real estate	21,589	–	–	–		21,589
Mortgage loans	–	5,878	21,090	–		26,968
Net cash used by investing activities	(968,051)	(13,435)	(278,196)	–		(1,259,682)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2015
(b) Eliminate intercompany investments

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2016 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	790,972	–	47,000	–	837,972
Principal repayments on credit facilities	(381,403)	–	(47,000)	–	(428,403)
Payment of debt issuance costs	(10,184)	–	–	–	(10,184)
Capital lease payments	(168,661)	–	–	–	(168,661)
Employee Stock Ownership Plan Shares	(9,302)	–	–	–	(9,302)
Securitization deposits	544	–	–	–	544
Common stock dividends paid	(78,374)	–	–	–	(78,374)
Investment contract deposits	–	–	358,237	–	358,237
Investment contract withdrawals	–	–	(112,957)	–	(112,957)
Net cash provided by financing activities	143,592	–	245,280	–	388,872

Effects of exchange rate on cash	(15,740)	–	–	–	(15,740)

Increase (decrease) in cash and cash equivalents	153,793	5,554	(551)	–	158,796
Cash and cash equivalents at beginning of period	431,873	8,495	1,482	–	441,850
Cash and cash equivalents at end of period	$585,666	$14,049	$931	$–	$600,646
	(page 2 of 2)
(a) Balance for the period ended December 31, 2015

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 22.  Subsequent Events

Our management has evaluated subsequent events occurring after March 31, 2018. We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements other than as stated below.

On March 8, 2018, we declared a cash dividend on our Common Stock of $0.50 per share to holders of record on March 23, 2018. The dividend was paid on April 6, 2018.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2018	2017
	(In thousands)
ASSETS
Cash and cash equivalents	$469,209	$361,231
Investment in subsidiaries	2,244,867	1,522,083
Related party assets	1,227,491	1,474,948
Other assets	114,568	78,119
Total assets	$4,056,135	$3,436,381

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$639,604	$809,705
	639,604	809,705
Stockholders' equity:
Preferred stock	–	–
Common stock	10,497	10,497
Additional paid-in capital	452,956	452,382
Accumulated other comprehensive loss	(4,623)	(51,236)
Retained earnings:
Beginning of period	2,883,943	2,533,431
Net earnings	790,583	398,424
Dividends	(39,175)	(39,172)
End of period	3,635,351	2,892,683

Cost of common shares in treasury	(525,653)	(525,653)
Cost of preferred shares in treasury	(151,997)	(151,997)
Total stockholders' equity	3,416,531	2,626,676
Total liabilities and stockholders' equity	$4,056,135	$3,436,381

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2018	2017	2016
	(In thousands, except share and per share data)
Revenues:
Net interest income and other revenues	$4,606	$1,912	$2,420
Expenses:
Operating expenses	7,003	7,115	7,525
Other expenses	91	109	111
Total expenses	7,094	7,224	7,636
Equity in earnings of subsidiaries	681,786	327,773	417,087
Interest income	120,549	103,211	93,873
Pretax earnings	799,847	425,672	505,744
Income tax expense	(9,264)	(27,248)	(16,743)
Earnings available to common shareholders	$790,583	$398,424	$489,001
Basic and diluted earnings per common share	$40.36	$20.34	$24.95
Weighted average common shares outstanding: Basic and diluted	19,588,889	19,586,606	19,596,110

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF comprehensive income

	Years Ended March 31,
	2018	2017	2016
	(In thousands)

Net earnings	$790,583	$398,424	$489,001
Other comprehensive income (loss)	37,873	9,289	(26,160)
Total comprehensive income	$828,456	$407,713	$462,841

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net earnings	$790,583	$398,424	$489,001
Change in investments in subsidiaries	(681,786)	(327,773)	(417,087)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	3	10	6
Net loss on sale of real and personal property	–	13	–
Deferred income taxes	(182,358)	173,059	124,838
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	–	–
Prepaid expenses	(36,516)	16,021	(8,723)
Other assets	65	(20)	6
Related party assets	–	1	56,849
Accounts payable and accrued expenses	278	(297)	(14)
Net cash provided (used) by operating activities	(109,731)	259,438	244,876

Cash flows from investing activities:
Purchases of property, plant and equipment	(1)	(55)	(8)
Proceeds of property, plant and equipment	–	39	–
Net cash used by investing activities	(1)	(16)	(8)

Cash flows from financing activities:
Proceeds from (repayments) of intercompany loans	250,214	(221,124)	(76,354)
Common stock dividends paid	(29,380)	(58,757)	(78,374)
Net cash provided (used) by financing activities	220,834	(279,881)	(154,728)

Effects of exchange rate on cash	(3,124)	–	–
Increase (decrease) in cash and cash equivalents	107,978	(20,459)	90,140
Cash and cash equivalents at beginning of period	361,231	381,690	291,550
Cash and cash equivalents at end of period	$469,209	$361,231	$381,690

Income taxes paid, net of income taxes refunds received, amounted to $68.7 million, $36.9 million and $141.9 million for fiscal 2018, 2017 and 2016, respectively.

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2018, 2017, and 2016

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

AMERCO is included in a consolidated Federal income tax return with all of its U.S. subsidiaries. Accordingly, the provision for income taxes has been calculated for Federal income taxes of AMERCO and subsidiaries included in the consolidated return of AMERCO. State taxes for all subsidiaries are allocated to the respective subsidiaries.

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

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2018	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$539	$886	$–	$(929)	$496
Allowance for obsolescence
(deducted from inventory)	$2,050	$3,279	$–	$–	$5,329
Allowance for LIFO
(deducted from inventory)	$14,340	$1,786	$–	$–	$16,126
Allowance for probable losses
(deducted from mortgage loans)	$493	$125	$–	$–	$618

Year ended March 31, 2017
Allowance for doubtful accounts
(deducted from trade receivable)	$585	$913	$–	$(959)	$539
Allowance for obsolescence
(deducted from inventory)	$1,597	$1,218	$–	$(765)	$2,050
Allowance for LIFO
(deducted from inventory)	$13,463	$877	$–	$–	$14,340
Allowance for probable losses
(deducted from mortgage loans)	$368	$125	$–	$–	$493

Year ended March 31, 2016
Allowance for doubtful accounts
(deducted from trade receivable)	$790	$967	$–	$(1,172)	$585
Allowance for obsolescence
(deducted from inventory)	$1,384	$213	$–	$–	$1,597
Allowance for LIFO
(deducted from inventory)	$15,019	$–	$–	$(1,556)	$13,463
Allowance for probable losses
(deducted from mortgage loans)	$370	$–	$–	$(2)	$368

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended December 31, 2017, 2016, AND 2015

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses		Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2018	Consolidated property casualty entity	$–	$233,554	$	N/A	$70	$57,100	$14,079	$15,749	$233	$–	$17,366	$57,123
2017	Consolidated property casualty entity	–	244,400		N/A	49	52,334	14,015	13,297	107	–	17,609	52,324
2016	Consolidated property casualty entity	–	251,964		N/A	59	50,020	13,491	11,713	585	–	18,360	50,034

(1) The earned and written premiums are reported net of intersegment transactions. There were $2.3 million in written premiums and $1.7 million in earned premiums eliminated for the year ended December 31, 2017 and no written or earned premiums eliminated for the years ended December 31, 2016 and 2015, respectively.

(2) Net Investment Income excludes net realized (gains) losses on investments of ($1.7) million, ($2.6) million and ($1.3) million for the years ended December 31, 2017, 2016 and 2015, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

Date: May 30, 2018	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: May 30, 2018	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: May 30, 2018	/s/ Mary K. Thompson
Mary K. Thompson
Chief Accounting Officer

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

Signature	Title	Date
/s/ Jason A. Berg	Chief Financial Officer	May 30, 2018
Jason A. Berg
/s/ James E. Acridge	Director	May 30, 2018
James E. Acridge
/s/ John P. Brogan	Director	May 30, 2018
John P. Brogan
/s/ John M. Dodds	Director	May 30, 2018
John M. Dodds
/s/ James J. Grogan	Director	May 30, 2018
James J. Grogan
/s/ Richard J. Herrera	Director	May 30, 2018
Richard J. Herrera
/s/ Karl A. Schmidt	Director	May 30, 2018
Karl A. Schmidt
/s/ Samuel J. Shoen	Director	May 30, 2018
Samuel J. Shoen