Form 10-Q
period 2018-06-30
AMERCO /NV/
filed 2018-08-08
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 1, 2018.

Part i Financial information

Item 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	June 30,	March 31,
	2018	2018
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$650,339	$759,388
Reinsurance recoverables and trade receivables, net	207,987	193,538
Inventories and parts, net	94,901	89,877
Prepaid expenses	183,536	166,129
Investments, fixed maturities and marketable equities	1,950,876	1,919,860
Investments, other	396,622	399,064
Deferred policy acquisition costs, net	134,133	124,767
Other assets	248,320	244,782
Related party assets	30,486	33,276
	3,897,200	3,930,681
Property, plant and equipment, at cost:
Land	849,042	827,649
Buildings and improvements	3,331,918	3,140,713
Furniture and equipment	641,730	632,803
Rental trailers and other rental equipment	547,291	545,968
Rental trucks	4,533,758	4,390,750
	9,903,739	9,537,883
Less: Accumulated depreciation	(2,799,455)	(2,721,142)
Total property, plant and equipment	7,104,284	6,816,741
Total assets	$11,001,484	$10,747,422
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$518,033	$511,115
Notes, loans and leases payable, net	3,586,127	3,513,076
Policy benefits and losses, claims and loss expenses payable	1,252,810	1,248,033
Liabilities from investment contracts	1,409,705	1,364,066
Other policyholders' funds and liabilities	9,857	10,040
Deferred income	41,963	34,276
Deferred income taxes, net	686,844	658,108
Total liabilities	7,505,339	7,338,714

Commitments and contingencies (notes 4, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of June 30 and March 31, 2018	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2018	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2018	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of June 30 and March 31, 2018	10,497	10,497
Additional paid-in capital	452,862	452,746
Accumulated other comprehensive loss	(45,966)	(4,623)
Retained earnings	3,763,339	3,635,561
Cost of common shares in treasury, net (22,377,912 shares as of June 30 and March 31, 2018)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of June 30 and March 31, 2018)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(6,937)	(7,823)
Total stockholders' equity	3,496,145	3,408,708
Total liabilities and stockholders' equity	$11,001,484	$10,747,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$716,602	$669,858
Self-storage revenues	86,212	76,718
Self-moving and self-storage products and service sales	79,241	78,911
Property management fees	7,416	6,762
Life insurance premiums	36,888	39,091
Property and casualty insurance premiums	12,781	11,815
Net investment and interest income	24,605	27,217
Other revenue	55,832	47,553
Total revenues	1,019,577	957,925

Costs and expenses:
Operating expenses	496,554	416,692
Commission expenses	79,257	75,365
Cost of sales	49,881	47,595
Benefits and losses	48,554	47,720
Amortization of deferred policy acquisition costs	6,031	6,321
Lease expense	8,169	8,287
Depreciation, net of gains on disposal of ($16,295 and $5,088, respectively)	126,427	126,335
Net losses on disposal of real estate	–	347
Total costs and expenses	814,873	728,662

Earnings from operations	204,704	229,263
Other components of net periodic benefit costs	(253)	(232)
Interest expense	(35,254)	(30,345)
Pretax earnings	169,197	198,686
Income tax expense	(41,348)	(72,479)
Earnings available to common stockholders	$127,849	$126,207
Basic and diluted earnings per common share	$6.53	$6.44
Weighted average common shares outstanding: Basic and diluted	19,590,585	19,587,891

Related party revenues for the first quarter of fiscal 2019 and 2018, net of eliminations, were $7.4 million and $8.0 million, respectively.

Related party costs and expenses for the first quarter of fiscal 2019 and 2018, net of eliminations, were $17.2 million and $16.6 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended June 30, 2018	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$169,197	$(41,348)	$127,849
Other comprehensive income (loss):
Foreign currency translation	(2,093)	–	(2,093)
Unrealized net loss on investments	(50,218)	10,546	(39,672)
Change in fair value of cash flow hedges	560	(138)	422
Total comprehensive income	$117,446	$(30,940)	$86,506

Quarter Ended June 30, 2017	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$198,686	$(72,479)	$126,207
Other comprehensive income (loss):
Foreign currency translation	8,267	–	8,267
Unrealized net gain on investments	10,631	(3,720)	6,911
Change in fair value of cash flow hedges	1,550	(590)	960
Total comprehensive income	$219,134	$(76,789)	$142,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Quarter Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$127,849	$126,207
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	142,722	131,423
Amortization of deferred policy acquisition costs	6,031	6,321
Amortization of debt issuance costs	984	932
Interest credited to policyholders	8,060	7,651
Change in allowance for losses on trade receivables	38	(26)
Change in allowance for inventories and parts reserves	2,139	1,114
Net gains on disposal of personal property	(16,295)	(5,088)
Net losses on disposal of real estate	–	347
Net (gains) losses on sales of investments	506	(1,985)
Deferred income taxes	38,678	12,024
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(14,543)	(8,870)
Inventories and parts	(7,170)	(11,982)
Prepaid expenses	(17,999)	44,788
Capitalization of deferred policy acquisition costs	(5,808)	(8,228)
Other assets	(761)	(2,523)
Related party assets	2,205	7,836
Accounts payable and accrued expenses	89,348	61,704
Policy benefits and losses, claims and loss expenses payable	5,291	4,747
Other policyholders' funds and liabilities	(184)	4,083
Deferred income	7,732	8,393
Related party liabilities	474	(2,532)
Net cash provided by operating activities	369,297	376,336

Cash flows from investing activities:
Escrow deposits	(4,559)	23,005
Purchases of:
Property, plant and equipment	(548,147)	(480,259)
Short term investments	(14,390)	(16,491)
Fixed maturity investments	(103,121)	(123,090)
Equity securities	(46)	–
Preferred stock	(81)	–
Real estate	(80)	(505)
Mortgage loans	(8,262)	(24,382)
Proceeds from sales and paydowns of:
Property, plant and equipment	187,546	142,343
Short term investments	20,416	24,639
Fixed maturity investments	14,946	36,559
Preferred stock	500	–
Real estate	–	2,664
Mortgage loans	9,402	6,054
Net cash used by investing activities	(445,876)	(409,463)

Cash flows from financing activities:
Borrowings from credit facilities	103,641	155,367
Principal repayments on credit facilities	(73,770)	(64,819)
Payment of debt issuance costs	(1,420)	(1,734)
Capital lease payments	(84,374)	(56,522)
Employee stock ownership plan shares	(57)	3,516
Securitization deposits	–	49
Common stock dividends paid	(9,795)	–
Investment contract deposits	76,343	155,437
Investment contract withdrawals	(38,763)	(54,205)
Net cash provided (used) by financing activities	(28,195)	137,089

Effects of exchange rate on cash	(4,275)	4,424

Increase (decrease) in cash and cash equivalents	(109,049)	108,386
Cash and cash equivalents at the beginning of period	759,388	697,806
Cash and cash equivalents at the end of period	$650,339	$806,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO and consolidated entities

notes to condensed consolidatED financial statements

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose any material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2018 and 2017 correspond to fiscal 2019 and 2018 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2018 and the related condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the first quarter of fiscal 2019 and 2018 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

5

AMERCO and consolidated entities

notes to condensed consolidatED financial statements (Continued)

The Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) includes Repwest and its wholly-owned subsidiaries and ARCOA Risk Retention Group (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul® through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove®, Safetow®, Safemove Plus®, Safestor® and Safestor Mobile® protection packages to U-Haul customers. The business plan for Property and Casualty Insurance includes offering property and casualty insurance products in other U-Haul-related programs. ARCOA is a group captive insurer owned by us and our wholly-owned subsidiaries whose purpose is to provide insurance products related to our moving and storage business.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 16,828 and 19,533 as of June 30, 2018 and June 30, 2017, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $31.4 million and $32.4 million at June 30, 2018 and March 31, 2018, respectively.

Available-for-Sale Investments

Available-for-sale investments at June 30, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$123,420	$1,858	$(1,561)	$(911)	$122,806
U.S. government agency mortgage-backed securities	63,031	714	(1)	(662)	63,082
Obligations of states and political subdivisions	190,454	7,481	(236)	(538)	197,161
Corporate securities	1,423,091	26,369	(5,291)	(15,275)	1,428,894
Mortgage-backed securities	101,605	1,055	–	(765)	101,895
Redeemable preferred stocks	2,118	93	–	–	2,211
	$1,903,719	$37,570	$(7,089)	$(18,151)	$1,916,049

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Available-for-sale investments at March 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$123,557	$3,595	$(1,036)	$(203)	$125,913
U.S. government agency mortgage-backed securities	36,416	951	(1)	(93)	37,273
Obligations of states and political subdivisions	178,702	9,938	(217)	(18)	188,405
Corporate securities	1,388,300	50,056	(3,009)	(1,826)	1,433,521
Mortgage-backed securities	94,106	2,072	–	(153)	96,025
Redeemable preferred stocks	2,118	129	–	–	2,247
	$1,823,199	$66,741	$(4,263)	$(2,293)	$1,883,384

As of March 31, 2018, equity investments were classified as available-for-sale on our balance sheet. However, upon adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments. As of June 30, 2018 and March 31, 2018 we had $8.0 million and $8.7 million of preferred stock and $26.9 million and $27.9 million of common stock, respectively that are included in Investments, fixed maturities and marketable equities on the balance sheet. The changes in the fair value of the equity investments are recognized through Net investment and interest income.

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $14.0 million during the first quarter of fiscal 2019. The gross realized net gains on these sales totaled $0.2 million.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs, if any, through earnings. There were no write downs in the first quarter of fiscal 2019 or 2018.

The investment portfolio primarily consists of corporate securities and obligations of states and political subdivisions. We believe we monitor our investments as appropriate. Our methodology of assessing other-than-temporary impairments is based on security-specific analysis as of the balance sheet date and considers various factors including the length of time to maturity, the extent to which the fair value has been less than the cost, the financial condition and the near-term prospects of the issuer, and whether the debtor is current on its contractually obligated interest and principal payments. Nothing has come to management’s attention that would lead to the belief that any issuer would not have the ability to meet the remaining contractual obligations of the security, including payment at maturity. We have the ability and intent not to sell our fixed maturity and common stock investments for a period of time sufficient to allow us to recover our costs.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) for the first quarter of fiscal 2019 and fiscal 2018, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	June 30, 2018		March 31, 2018
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$42,372	$42,546	$36,446	$36,674
Due after one year through five years	469,929	472,652	441,223	450,816
Due after five years through ten years	616,785	618,194	607,895	626,174
Due after ten years	670,910	678,551	641,411	671,448
	1,799,996	1,811,943	1,726,975	1,785,112

Mortgage backed securities	101,605	101,895	94,106	96,025
Redeemable preferred stocks	2,118	2,211	2,118	2,247
	$1,903,719	$1,916,049	$1,823,199	$1,883,384

4. Borrowings

Long Term Debt

Long term debt was as follows:

			June 30,	March 31,
	2019 Rate (a)	Maturities	2018	2018
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	3.55% - 6.93%	2023	$132,787	$135,287
Senior mortgages	3.72% - 6.62%	2021 - 2038	1,519,614	1,487,645
Working capital loans (revolving credit)	3.36%	2021	75,000	55,000
Fleet loans (amortizing term)	1.95% - 4.66%	2018 - 2025	332,236	342,971
Fleet loans (revolving credit)	3.13%	2021 - 2022	450,000	460,000
Capital leases (rental equipment)	1.92% - 5.04%	2018 - 2025	1,029,405	984,217
Other obligations	2.75% - 8.00%	2018 - 2047	72,978	73,579
Notes, loans and leases payable			3,612,020	3,538,699
Less: Debt issuance costs			(25,893)	(25,623)
Total notes, loans and leases payable, net			$3,586,127	$3,513,076

(a) Interest rate as of June 30, 2018, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Real Estate and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a Real Estate Loan. As of June 30, 2018, the outstanding balance on the Real Estate Loan was $132.8 million.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of June 30, 2018, the applicable LIBOR was 2.05% and the applicable margin was 1.50%, the sum of which was 3.55%, which was applied to $72.2 million of the Real Estate Loan. The rate of the remaining balance of $60.6 million of the Real Estate Loan is hedged with an interest rate swap fixing the rate at 6.93% based on the current margin. The interest rate swap expires in August 2018, after which date the remaining balance will incur interest at a rate of LIBOR plus a margin of 1.50%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. These senior mortgage loan balances as of June 30, 2018 were in the aggregate amount of $1,519.6 million and mature between 2021 and 2038. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.72% and 6.62%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Various subsidiaries of Real Estate and U-Haul are borrowers under an asset backed working capital loan. This loan was amended in June 2018, to extend the maturity date and reduce the applicable margin. The maximum amount that can be drawn at any one time is $85.0 million. As of June 30, 2018, the outstanding balance was $75.0 million. This loan is secured by certain properties owned by the borrowers. This loan agreement provides for term loans, subject to the terms of the loan agreement. The final maturity of the loan is June 2021. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreement, is the applicable LIBOR plus the applicable margin. As of June 30, 2018, the applicable LIBOR was 1.98% and the margin was 1.38%, the sum of which was 3.36%. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a working capital loan. The current maximum credit commitment is $150.0 million, which can be increased to $300.0 million by bringing in other lenders. As of June 30, 2018, the full $150.0 million was available to be drawn. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2020. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate is the applicable LIBOR plus a margin between 1.38% and 1.50% depending on the amount outstanding. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul and several of its subsidiaries are borrowers under amortizing term loans. The aggregate balance of the loans as of June 30, 2018 was $332.2 million with the final maturities between September 2018 and June 2025.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margins. As of June 30, 2018, the applicable LIBOR was between 1.98% and 2.07% and applicable margins were between 1.72% and 2.25%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 4.11% based on current margins. Additionally, $286.6 million of these loans are carried at fixed rates ranging between 1.95% and 4.66%.

AMERCO and, in some cases, U-Haul are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans in aggregate for $510.0 million, which can be increased to a maximum of $565.0 million. These loans mature between January 2021 and July 2022. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of June 30, 2018, the applicable LIBOR was 1.98% and the margin was 1.15%, the sum of which was 3.13%. Only interest is paid on the loans until the last nine months when principal is due monthly. As of June 30, 2018, the aggregate outstanding balance of the loans was $450.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between five and seven years. During the first quarter of fiscal 2019, we entered into $126.9 million of new capital leases. As of June 30, 2018 and March 31, 2018, the balance of our capital leases was $1,029.4 million and $984.2 million, respectively. The net book value of the corresponding capitalized assets was $1,479.4 million and $1,407.6 million as of June 30, 2018 and March 31, 2018, respectively.

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

As of June 30, 2018, the aggregate outstanding principal balance of the U-Notes® issued was $76.5 million, of which $3.5 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.75% and 8.00% and maturity dates range between 2018 and 2047.

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of March 31, 2018, the deposits had an aggregate balance of $60.0 million, for which Oxford pays fixed interest rates between 1.48% and 2.67% with maturities between September 29, 2018 and March 29, 2021. As of March 31, 2018, available-for-sale investments held with the FHLB totaled $125.0 million, of which $72.4 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long term debt, including capital leases, as of June 30, 2018 for the next five years and thereafter are as follows:

	Year Ended June 30,
	2019	2020	2021	2022	2023	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$483,563	$433,620	$526,913	$534,647	$259,432	$1,373,845

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands)
Interest expense	$34,196	$29,629
Capitalized interest	(419)	(1,765)
Amortization of transaction costs	961	932
Interest expense resulting from derivatives	516	1,549
Total interest expense	35,254	30,345

Interest paid in cash, including payments related to derivative contracts, amounted to $34.4 million and $31.0 million for the first quarter of fiscal 2019 and 2018, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	3.11%	2.24%
Interest rate at the end of the quarter	3.16%	2.25%
Maximum amount outstanding during the quarter	$525,000	$508,000
Average amount outstanding during the quarter	$497,967	$499,659
Facility fees	$144	$76

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

5. Derivatives

We manage exposure to changes in market interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, the designated benchmark interest rate being hedged on certain of our LIBOR indexed variable rate debt and a variable rate operating lease. The interest rate swaps effectively fix our interest payments on certain LIBOR indexed variable rate debt. We monitor our positions and the credit ratings of our counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. The following is a summary of our interest rate swap agreements as of June 30, 2018:

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

(a) forward swap
(b) operating lease

As of June 30, 2018, the total notional amount of our variable interest rate swaps on debt and an operating lease was $107.4 million and $5.8 million, respectively.

The derivative fair values were as follows:

		Derivatives Fair Values as of
		June 30, 2018		March 31, 2018
		(Unaudited)
		(In thousands)
Interest rate contracts designated as hedging instruments:	$		$
Assets		422		437
Liabilities		(338)		(897)

	The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

	June 30, 2018	June 30, 2017
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$516	$1,549
Gain recognized in AOCI on interest rate contracts (effective portion)	$(560)	$(1,550)
Loss reclassified from AOCI into income (effective portion)	$500	$1,550
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$16	$(1)

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During the first quarter of fiscal 2019, we recognized an increase in the fair value of our cash flow hedges of $0.4 million, net of taxes. Embedded in this change was $0.5 million of losses reclassified from accumulated other comprehensive income (loss) to interest expense during the first quarter of fiscal 2019. As of June 30, 2018, we expect to reclassify $18 thousand of net gains on interest rate contracts from accumulated other comprehensive income (loss) to earnings as interest expense over the next twelve months.

6. Accumulated Other Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2018	$(54,853)	$52,509	$(370)	$(1,909)	$(4,623)
Foreign currency translation	(2,093)	–	–	–	(2,093)
Unrealized net loss on investments	–	(39,672)	–	–	(39,672)
Change in fair value of cash flow hedges	–	–	922	–	922
Amounts reclassified from AOCI	–	–	(500)	–	(500)
Other comprehensive income (loss)	(2,093)	(39,672)	422	–	(41,343)
Balance at June 30, 2018	$(56,946)	$12,837	$52	$(1,909)	$(45,966)

7. Stockholders’ Equity

On March 8, 2018, we declared a cash dividend on our Common Stock of $0.50 per share to holders of record on March 23, 2018. The dividend was paid on April 6, 2018.

On June 6, 2018, we declared a cash dividend on our Common Stock of $0.50 per share to holders of record on June 21, 2018. The dividend was paid on July 5, 2018.

On June 8, 2016, the stockholder’s approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of June 30, 2018, no awards had been issued under this plan.

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2024. As of June 30, 2018, we have guaranteed $14.2 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Operating and ground lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment		Rental Equipment
	Ground	Operating	Operating	Total
	(Unaudited)
	(In thousands)
Year-ended June 30:
2019	$1,008	$17,032	$7,287	$25,327
2020	1,024	17,376	428	18,828
2021	1,025	16,213	–	17,238
2022	1,030	15,051	–	16,081
2023	1,030	14,561	–	15,591
Thereafter	49,391	16,579	–	65,970
Total	$54,508	$96,812	$7,715	$159,035

9. Contingencies

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

After several settlements with the less-injured plaintiffs, in April 2018, the parties reached an agreement, in principle, to settle the remaining cases. We will pay our self-insured retention and attorney’s fees. Together, these amounts are currently estimated to be $27.3 million, of which $26.8 million has already been paid.  The balance of the settlement amount is accrued on our balance sheet in Policy benefits and losses, claims and loss expenses payable with offsetting insurance recoveries from our insurance carriers in Other assets.

Following the resolution of the civil claims in April 2018, the U.S. Attorney’s Office for the Eastern District of Pennsylvania advised the Company that UHPA was a target of an investigation. On June 12, 2018, UHPA was indicted by a grand jury in the U.S. District Court for the Eastern District of Pennsylvania.  The six-count indictment charged UHPA with allegedly improperly filling propane cylinders that were overdue for periodic requalification, offering such cylinders for transportation, and failing to train and certify a UHPA employee dispensing propane. UHPA will vigorously defend itself against the charges.

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

Related Party Revenue

	Quarter Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from Blackwater	$–	$1,205
U-Haul management fee revenue from Blackwater	6,200	6,162
U-Haul management fee revenue from Mercury	1,216	600
	$7,416	$7,967

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $10.3 million and $10.0 million from the above mentioned entities during the first quarter of fiscal 2019 and 2018, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder) and a trust benefitting the children and grandchildren of Edward J. Shoen.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Related Party Costs and Expenses

	Quarter Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$670	$681
U-Haul commission expenses to Blackwater	16,485	15,886
	$17,155	$16,567

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of SAC Holdings, 5 SAC and Galaxy. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of June 30, 2018, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $6.2 million, expenses of $0.7 million and cash flows of $5.4 million during the first quarter of fiscal 2019. Revenues and commission expenses related to the Dealer Agreements were $75.4 million and $16.5 million, respectively during the first quarter of fiscal 2019.

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

We have not provided financial or other support explicitly or implicitly during the quarter ended June 30, 2018 to any of these entities that we were not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	June 30,	March 31,
	2018	2018
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	25,801	24,034
U-Haul receivable from Mercury	6,364	10,357
Other (a)	(1,679)	(1,115)
	$30,486	$33,276

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

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$618,300	$5,119	$26,920	$–		$650,339
Reinsurance recoverables and trade receivables, net	79,460	97,351	31,176	–		207,987
Inventories and parts, net	94,901	–	–	–		94,901
Prepaid expenses	183,536	–	–	–		183,536
Investments, fixed maturities and marketable equities	–	287,278	1,663,598	–		1,950,876
Investments, other	22,993	61,557	312,072	–		396,622
Deferred policy acquisition costs, net	–	–	134,133	–		134,133
Other assets	244,325	1,004	2,991	–		248,320
Related party assets	35,211	9,452	18,304	(32,481)	(c)	30,486
	1,278,726	461,761	2,189,194	(32,481)		3,897,200

Investment in subsidiaries	517,861	–	–	(517,861)	(b)	–

Property, plant and equipment, at cost:
Land	849,042	–	–	–		849,042
Buildings and improvements	3,331,918	–	–	–		3,331,918
Furniture and equipment	641,730	–	–	–		641,730
Rental trailers and other rental equipment	547,291	–	–	–		547,291
Rental trucks	4,533,758	–	–	–		4,533,758
	9,903,739	–	–	–		9,903,739
Less: Accumulated depreciation	(2,799,455)	–	–	–		(2,799,455)
Total property, plant and equipment	7,104,284	–	–	–		7,104,284
Total assets	$8,900,871	$461,761	$2,189,194	$(550,342)		$11,001,484

(a) Balances as of March 31, 2018
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of June 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$509,704	$3,417	$4,912	$–		$518,033
Notes, loans and leases payable, net	3,586,127	–	–	–		3,586,127
Policy benefits and losses, claims and loss expenses payable	572,151	232,893	447,766	–		1,252,810
Liabilities from investment contracts	–	–	1,409,705	–		1,409,705
Other policyholders' funds and liabilities	–	4,800	5,057	–		9,857
Deferred income	41,963	–	–	–		41,963
Deferred income taxes, net	667,537	7,523	11,784	–		686,844
Related party liabilities	27,244	4,860	377	(32,481)	(c)	–
Total liabilities	5,404,726	253,493	1,879,601	(32,481)		7,505,339

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	453,072	91,120	26,271	(117,601)	(b)	452,862
Accumulated other comprehensive income (loss)	(45,966)	1,653	11,185	(12,838)	(b)	(45,966)
Retained earnings	3,763,129	112,194	269,637	(381,621)	(b)	3,763,339
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(6,937)	–	–	–		(6,937)
Total stockholders' equity	3,496,145	208,268	309,593	(517,861)		3,496,145
Total liabilities and stockholders' equity	$8,900,871	$461,761	$2,189,194	$(550,342)		$11,001,484

(a) Balances as of March 31, 2018
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$702,036	$6,639	$50,713	$–		$759,388
Reinsurance recoverables and trade receivables, net	64,798	99,682	29,058	–		193,538
Inventories and parts, net	89,877	–	–	–		89,877
Prepaid expenses	166,129	–	–	–		166,129
Investments, fixed maturities and marketable equities	–	285,846	1,634,014	–		1,919,860
Investments, other	22,992	65,553	310,519	–		399,064
Deferred policy acquisition costs, net	–	–	124,767	–		124,767
Other assets	241,493	685	2,604	–		244,782
Related party assets	40,003	6,959	18,334	(32,020)	(c)	33,276
	1,327,328	465,364	2,170,009	(32,020)		3,930,681

Investment in subsidiaries	544,151	–	–	(544,151)	(b)	–

Property, plant and equipment, at cost:
Land	827,649	–	–	–		827,649
Buildings and improvements	3,140,713	–	–	–		3,140,713
Furniture and equipment	632,803	–	–	–		632,803
Rental trailers and other rental equipment	545,968	–	–	–		545,968
Rental trucks	4,390,750	–	–	–		4,390,750
	9,537,883	–	–	–		9,537,883
Less: Accumulated depreciation	(2,721,142)	–	–	–		(2,721,142)
Total property, plant and equipment	6,816,741	–	–	–		6,816,741
Total assets	$8,688,220	$465,364	$2,170,009	$(576,171)		$10,747,422

(a) Balances as of December 31, 2017
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$506,158	$2,582	$2,375	$–		$511,115
Notes, loans and leases payable, net	3,513,076	–	–	–		3,513,076
Policy benefits and losses, claims and loss expenses payable	568,456	234,359	445,218	–		1,248,033
Liabilities from investment contracts	–	–	1,364,066	–		1,364,066
Other policyholders' funds and liabilities	–	5,377	4,663	–		10,040
Deferred income	34,276	–	–	–		34,276
Deferred income taxes, net	629,389	8,927	19,792	–		658,108
Related party liabilities	28,157	2,870	993	(32,020)	(c)	–
Total liabilities	5,279,512	254,115	1,837,107	(32,020)		7,338,714

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	452,956	91,120	26,271	(117,601)	(b)	452,746
Accumulated other comprehensive income (loss)	(4,623)	16,526	35,982	(52,508)	(b)	(4,623)
Retained earnings	3,635,351	100,302	268,149	(368,241)	(b)	3,635,561
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(7,823)	–	–	–		(7,823)
Total stockholders' equity	3,408,708	211,249	332,902	(544,151)		3,408,708
Total liabilities and stockholders' equity	$8,688,220	$465,364	$2,170,009	$(576,171)		$10,747,422

(a) Balances as of December 31, 2017
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statement of operations by industry segment for the quarter ended June 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$717,542	$–	$–	$(940)	(c)	$716,602
Self-storage revenues	86,212	–	–	–		86,212
Self-moving and self-storage products and service sales	79,241	–	–	–		79,241
Property management fees	7,416	–	–	–		7,416
Life insurance premiums	–	–	36,888	–		36,888
Property and casualty insurance premiums	–	13,348	–	(567)	(c)	12,781
Net investment and interest income	2,563	2,541	19,917	(416)	(b)	24,605
Other revenue	54,911	–	1,058	(137)	(b)	55,832
Total revenues	947,885	15,889	57,863	(2,060)		1,019,577

Costs and expenses:
Operating expenses	483,620	8,700	5,873	(1,639)	(b,c)	496,554
Commission expenses	79,257	–	–	–		79,257
Cost of sales	49,881	–	–	–		49,881
Benefits and losses	–	4,476	44,078	–		48,554
Amortization of deferred policy acquisition costs	–	–	6,031	–		6,031
Lease expense	8,305	–	–	(136)	(b)	8,169
Depreciation, net of (gains) losses on disposal	126,427	–	–	–		126,427
Net (gains) losses on disposal of real estate	–	–	–	–		–
Total costs and expenses	747,490	13,176	55,982	(1,775)		814,873

Earnings from operations before equity in earnings of subsidiaries	200,395	2,713	1,881	(285)		204,704

Equity in earnings of subsidiaries	3,656	–	–	(3,656)	(d)	–

Earnings from operations	204,051	2,713	1,881	(3,941)		204,704
Other components of net periodic benefit costs	(253)	–	–	–		(253)
Interest expense	(35,539)	–	–	285	(b)	(35,254)
Pretax earnings	168,259	2,713	1,881	(3,656)		169,197
Income tax expense	(40,410)	(545)	(393)	–		(41,348)
Earnings available to common shareholders	$127,849	$2,168	$1,488	$(3,656)		$127,849

(a) Balances for the quarter ended March 31, 2018
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry for the quarter ended June 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$670,698	$–	$–	$(840)	(c)	$669,858
Self-storage revenues	76,718	–	–	–		76,718
Self-moving and self-storage products and service sales	78,911	–	–	–		78,911
Property management fees	6,762	–	–	–		6,762
Life insurance premiums	–	–	39,091	–		39,091
Property and casualty insurance premiums	–	11,815	–	–		11,815
Net investment and interest income	2,657	4,291	20,655	(386)	(b)	27,217
Other revenue	46,781	–	910	(138)	(b)	47,553
Total revenues	882,527	16,106	60,656	(1,364)		957,925

Costs and expenses:
Operating expenses	403,811	8,232	5,617	(968)	(b,c)	416,692
Commission expenses	75,365	–	–	–		75,365
Cost of sales	47,595	–	–	–		47,595
Benefits and losses	–	2,438	45,282	–		47,720
Amortization of deferred policy acquisition costs	–	–	6,321	–		6,321
Lease expense	8,334	–	–	(47)	(b)	8,287
Depreciation, net of (gains) losses on disposal	126,335	–	–	–		126,335
Net (gains) losses on disposal of real estate	347	–	–	–		347
Total costs and expenses	661,787	10,670	57,220	(1,015)		728,662

Earnings from operations before equity in earnings of subsidiaries	220,740	5,436	3,436	(349)		229,263

Equity in earnings of subsidiaries	5,810	–	–	(5,810)	(d)	–

Earnings from operations	226,550	5,436	3,436	(6,159)		229,263
Other components of net periodic benefit costs	(232)	–	–	–		(232)
Interest expense	(30,694)	–	–	349	(b)	(30,345)
Pretax earnings	195,624	5,436	3,436	(5,810)		198,686
Income tax expense	(69,417)	(1,862)	(1,200)	–		(72,479)
Earnings available to common shareholders	$126,207	$3,574	$2,236	$(5,810)		$126,207

(a) Balances for the quarter ended March 31, 2017
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$127,849	$2,168	$1,488	$(3,656)	$127,849
Earnings from consolidated entities	(3,656)	–	–	3,656	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	142,722	–	–	–	142,722
Amortization of deferred policy acquisition costs	–	–	6,031	–	6,031
Amortization of debt issuance costs	984	–	–	–	984
Interest credited to policyholders	–	–	8,060	–	8,060
Change in allowance for losses on trade receivables	40	–	(2)	–	38
Change in allowance for inventories and parts reserve	2,139	–	–	–	2,139
Net gains on disposal of personal property	(16,295)	–	–	–	(16,295)
Net (gains) losses on sales of investments	–	(38)	544	–	506
Deferred income taxes	38,011	1,140	(473)	–	38,678
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(14,763)	2,331	(2,111)	–	(14,543)
Inventories and parts	(7,170)	–	–	–	(7,170)
Prepaid expenses	(17,999)	–	–	–	(17,999)
Capitalization of deferred policy acquisition costs	–	–	(5,808)	–	(5,808)
Other assets	(132)	(243)	(386)	–	(761)
Related party assets	4,713	(2,508)	–	–	2,205
Accounts payable and accrued expenses	84,004	835	4,509	–	89,348
Policy benefits and losses, claims and loss expenses payable	4,208	(1,466)	2,549	–	5,291
Other policyholders' funds and liabilities	–	(577)	393	–	(184)
Deferred income	7,732	–	–	–	7,732
Related party liabilities	(913)	2,003	(616)	–	474
Net cash provided by operating activities	351,474	3,645	14,178	–	369,297

Cash flows from investing activities:
Escrow deposits	(4,559)	–	–	–	(4,559)
Purchases of:
Property, plant and equipment	(548,147)	–	–	–	(548,147)
Short term investments	–	(14,220)	(170)	–	(14,390)
Fixed maturities investments	–	(12,754)	(90,367)	–	(103,121)
Equity securities	–	–	(46)	–	(46)
Preferred stock	–	–	(81)	–	(81)
Real estate	–	(59)	(21)	–	(80)
Mortgage loans	–	(2,287)	(5,975)	–	(8,262)
Proceeds from sales and paydowns of:
Property, plant and equipment	187,546	–	–	–	187,546
Short term investments	–	20,287	129	–	20,416
Fixed maturities investments	–	3,170	11,776	–	14,946
Preferred stock	–	500	–	–	500
Mortgage loans	–	198	9,204	–	9,402
Net cash used by investing activities	(365,160)	(5,165)	(75,551)	–	(445,876)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2018

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	103,641	–	–	–	103,641
Principal repayments on credit facilities	(73,770)	–	–	–	(73,770)
Payments of debt issuance costs	(1,420)	–	–	–	(1,420)
Capital lease payments	(84,374)	–	–	–	(84,374)
Employee stock ownership plan shares	(57)	–	–	–	(57)
Common stock dividend paid	(9,795)	–	–	–	(9,795)
Investment contract deposits	–	–	76,343	–	76,343
Investment contract withdrawals	–	–	(38,763)	–	(38,763)
Net cash provided (used) by financing activities	(65,775)	–	37,580	–	(28,195)

Effects of exchange rate on cash	(4,275)	–	–	–	(4,275)

Decrease in cash and cash equivalents	(83,736)	(1,520)	(23,793)	–	(109,049)
Cash and cash equivalents at beginning of period	702,036	6,639	50,713	–	759,388
Cash and cash equivalents at end of period	$618,300	$5,119	$26,920	$–	$650,339
	(page 2 of 2)
(a) Balance for the period ended March 31, 2018

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$126,207	$3,574	$2,236	$(5,810)	$126,207
Earnings from consolidated entities	(5,810)	–	–	5,810	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	131,423	–	–	–	131,423
Amortization of deferred policy acquisition costs	–	–	6,321	–	6,321
Amortization of debt issuance costs	932	–	–	–	932
Interest credited to policyholders	–	–	7,651	–	7,651
Change in allowance for losses on trade receivables	(26)	–	–	–	(26)
Change in allowance for inventories and parts reserve	1,114	–	–	–	1,114
Net gains on disposal of personal property	(5,088)	–	–	–	(5,088)
Net losses on disposal of real estate	347	–	–	–	347
Net gains on sales of investments	–	(589)	(1,396)	–	(1,985)
Deferred income taxes	16,765	(1,600)	(3,141)	–	12,024
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(10,955)	4,375	(2,290)	–	(8,870)
Inventories and parts	(11,982)	–	–	–	(11,982)
Prepaid expenses	44,788	–	–	–	44,788
Capitalization of deferred policy acquisition costs	–	–	(8,228)	–	(8,228)
Other assets	(4,098)	1,665	(90)	–	(2,523)
Related party assets	7,721	115	–	–	7,836
Accounts payable and accrued expenses	48,255	1,249	12,200	–	61,704
Policy benefits and losses, claims and loss expenses payable	7,125	(6,051)	3,673	–	4,747
Other policyholders' funds and liabilities	–	101	3,982	–	4,083
Deferred income	8,393	–	–	–	8,393
Related party liabilities	(2,812)	(117)	397	–	(2,532)
Net cash provided by operating activities	352,299	2,722	21,315	–	376,336

Cash flows from investing activities:
Escrow deposits	23,005	–	–	–	23,005
Purchases of:
Property, plant and equipment	(480,259)	–	–	–	(480,259)
Short term investments	–	(10,779)	(5,712)	–	(16,491)
Fixed maturities investments	–	(11,602)	(111,488)	–	(123,090)
Real estate	(505)	–	–	–	(505)
Mortgage loans	–	(6,059)	(18,323)	–	(24,382)
Proceeds from sales and paydowns of:
Property, plant and equipment	142,343	–	–	–	142,343
Short term investments	–	15,424	9,215	–	24,639
Fixed maturities investments	–	4,275	32,284	–	36,559
Real estate	2,664	–	–	–	2,664
Mortgage loans	–	1,585	4,469	–	6,054
Net cash used by investing activities	(312,752)	(7,156)	(89,555)	–	(409,463)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2017

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the quarter ended June 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	155,367	–	–	–	155,367
Principal repayments on credit facilities	(64,819)	–	–	–	(64,819)
Payment of debt issuance costs	(1,734)	–	–	–	(1,734)
Capital lease payments	(56,522)	–	–	–	(56,522)
Employee stock ownership plan shares	3,516	–	–	–	3,516
Securitization deposits	49	–	–	–	49
Investment contract deposits	–	–	155,437	–	155,437
Investment contract withdrawals	–	–	(54,205)	–	(54,205)
Net cash provided by financing activities	35,857	–	101,232	–	137,089

Effects of exchange rate on cash	4,424	–	–	–	4,424

Increase (decrease) in cash and cash equivalents	79,828	(4,434)	32,992	–	108,386
Cash and cash equivalents at beginning of period	671,665	12,725	13,416	–	697,806
Cash and cash equivalents at end of period	$751,493	$8,291	$46,408	$–	$806,192
	(page 2 of 2)
(a) Balance for the period ended March 31, 2017

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended June 30, 2018
Total revenues	$971,295	$48,282	$1,019,577
Depreciation and amortization, net of (gains) losses on disposal	131,379	1,079	132,458
Interest expense	34,549	705	35,254
Pretax earnings	163,262	5,935	169,197
Income tax expense	39,777	1,571	41,348
Identifiable assets	10,657,222	344,262	11,001,484

Quarter Ended June 30, 2017
Total revenues	$913,114	$44,811	$957,925
Depreciation and amortization, net of (gains) losses on disposal	131,499	1,504	133,003
Interest expense	29,643	702	30,345
Pretax earnings	191,973	6,713	198,686
Income tax expense	70,610	1,869	72,479
Identifiable assets	9,390,397	410,743	9,801,140

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$277	$268
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	236	217
Other components	17	15
Total other components of net periodic benefit costs	253	232
Net periodic postretirement benefit cost	$530	$500

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of June 30, 2018 and March 31, 2018 that are subject to ASC 820 and the valuation approach applied to each of these items.

As of June 30, 2018	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short term investments	$409,787	$409,787	$–	$–
Fixed maturities - available for sale	1,913,838	7,372	1,906,197	269
Preferred stock	10,186	10,186	–	–
Common stock	26,852	26,852	–	–
Derivatives	4,256	3,834	422	–
Total	$2,364,919	$458,031	$1,906,619	$269

Liabilities

Derivatives	$338	$–	$338	$–
Total	$338	$–	$338	$–

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

As of March 31, 2018	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short term investments	$475,320	$475,320	$–	$–
Fixed maturities - available for sale	1,881,137	7,567	1,873,293	277
Preferred stock	10,861	10,861	–	–
Common stock	27,862	27,862	–	–
Derivatives	4,825	4,388	437	–
Total	$2,400,005	$525,998	$1,873,730	$277

Liabilities

Derivatives	$897	$–	$897	$–
Total	$897	$–	$897	$–

The following table represents the fair value measurements for our assets as of June 30, 2018 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance as of March 31, 2018	$277

Fixed Maturities - Asset Backed Securities - redeemed	(14)
Fixed Maturities - Asset Backed Securities - net gain (unrealized)	6
Balance as of June 30, 2018	$269

15. Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The standard outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires expanded disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 became effective for us on April 1, 2018 and was adopted on a modified retrospective basis. Due to insignificant changes in our revenue recognition pattern for applicable revenue streams as a result of the updated guidance, there was no cumulative effect recorded.  Additionally, due to the relatively short duration of our equipment contracts, we elected to use the practical expedient for contracts that begin and end within the same reporting period in applying the updated guidance to our applicable revenue streams. We performed an impact assessment by analyzing certain existing material revenue transactions and arrangements that are representative of our business segments and their revenue streams. Additionally, we assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance.  The adoption of the standard did not have a material effect on our Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. This is applicable to insurance premiums received in conjunction with equipment rentals, for which we allocate the transaction price relating to these distinct performance obligations covered by Topic 944 on a relative standalone selling price basis.  There were no material contract assets or liabilities as of June 30, 2018 and March 31, 2018.

Self-moving rentals are recognized over the contract period that trucks and moving equipment are rented. We offer two types of self-moving rental contracts, one-way rentals and in-town rentals, which have varying payment terms. Customer payment is received at the initiation of the contract for one-way rentals which covers an allowable limit for equipment usage. An estimated fee in the form of a deposit is received at the initiation of the contract for in-town rentals, and final payment is received upon the return of the equipment based on actual fees incurred. The contract price is estimated at the initiation of the contract, as there is variable consideration associated with ratable fees incurred based on the number of days the equipment is rented and the number of miles driven. Variable consideration is estimated using the most likely amount method which is based on the intended use of the rental equipment by the customer at the initiation of the contract. Historically, the variability in estimated transaction pricing compared to actual is not significant due to the relatively short duration of rental contracts. Each performance obligation has an observable stand-alone selling price. We concluded that the performance obligations identified are satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance. The input method of passage of time is appropriate as there is a direct relationship between our inputs and the transfer of benefit to the customer over the life of the contract. Self-moving rental contracts span a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year.

The Company’s self-moving rental revenues do not currently meet the definition of a lease under Topic 840 due to the existence of substitution rights, and thus are accounted for under Topic 606.  However, the contracts are expected to meet the definition of a lease pursuant to the guidance in ASU 2016-02, Leases (Topic 842) because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right.  Therefore, upon adoption of ASU 2016-02 on April 1, 2019, self-rental contracts will be accounted for as leases.  We do not expect this change to result in a change in the timing and pattern of recognition of the related revenues due to the short-term nature of the self-moving rental contracts.

Self-storage revenues are recognized as earned over the contract period based upon the number of paid storage contract days. Self-storage revenues are recognized in accordance with existing guidance in Topic 840 – Leases.

Sales of self-moving and self-storage related products are recognized at the time that title passes and the customer accepts delivery. The performance obligations identified for this portfolio of contracts include moving and storage product sales, installation services and/or propane sales. Each of these performance obligations has an observable stand-alone selling price. We concluded that the performance obligations identified are satisfied at a point in time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance. The basis for this conclusion is that the customer does not receive the product/propane or benefit from the installation services until the related performance obligation is satisfied. These products/services being provided have an alternative use as they are not customized and can be sold/provided to any customer. In addition, we only have the right to receive payment once the products have been transferred to the customer or the installation services have been completed. Although product sales have a right of return policy, our estimated obligation for future product returns is not material to the financial statements at this time.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct in accordance with paragraph 606-10-25-19. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance for the Management Fee component of the compensation received in exchange for the service. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. Historically these fees have been recognized once fully determinable. Under Topic 606, we measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the Incentive Fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the first quarter of fiscal 2019 did not have a material effect on our financial statements.

Traditional life and Medicare supplement insurance premiums are recognized as revenue over the premium-paying periods of the contracts when due from the policyholders. For products where premiums are due over a significantly shorter duration than the period over which benefits are provided, such as our single premium whole life product, premiums are recognized when received and excess profits are deferred and recognized in relation to the insurance in force. Life insurance premiums are recognized in accordance with existing guidance in Topic 944 – Financial Services – Insurance.

Property and casualty insurance premiums are recognized as revenue over the policy periods. Interest and investment income are recognized as earned. Property and casualty premiums are recognized in accordance with existing guidance in Topic 944 – Financial Services – Insurance.

Net investment and interest income has multiple components. Interest income from bonds and mortgage notes are recognized when earned. Dividends on common and preferred stocks are recognized on the ex-dividend dates. Realized gains and losses on the sale or exchange of investments are recognized at the trade date. Net investment and interest income is recognized in accordance with existing guidance in Topic 825 – Financial Instruments.

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving Help are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box containers to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 840, while the shipping obligation represents a contract with a customer accounted for under Topic 606.  Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time under Topic 606 which is consistent with the timing of our revenue recognition under legacy guidance. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help services fees are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

In the following table, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$757,736	$706,072
Revenues recognized at a point in time:	90,190	89,138
Total revenues recognized under ASC 606	847,926	795,210

Revenues recognized under ASC 840	95,857	83,452
Revenues recognized under ASC 944	51,189	52,046
Revenues recognized under ASC 320	24,605	27,217
Total revenues	$1,019,577	$957,925

In the above table, the revenues recognized over time include self-moving equipment rentals, property management fees, the shipping fees associated with U-Box rentals and a portion of other revenues, whereas revenues recognized at a point in time include self-moving and self-storage products and service sales and a portion of other revenues.

16. Income Taxes

The Tax Reform Act was enacted on December 22, 2017. The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and repeals the deferral of the phase three tax for life insurance companies. As of June 30, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Reform Act; however, we have made a reasonable estimate of the effects of all items affected by the Tax Reform Act.

17. Subsequent Events

Financial Strength Rating

In August 2018, A.M. Best upgraded the financial strength rating (“FSR”) for Repwest Insurance Company to A- from B++.  The FSR outlook remains stable.  In addition, A.M. Best upgraded the long-term issuer credit rating (“LTICR”) to a- from bbb.  The LTICR outlook has been revised to stable from positive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2019.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

AMERCO, a Nevada corporation, has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose any material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2018 and 2017 correspond to fiscal 2019 and 2018 for AMERCO.

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

uhaul.com® is an online marketplace that connects consumers to our operations as well as independent Moving Help® service providers and thousands of independent Self-Storage Affiliates. Our network of customer rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services throughout the United States and Canada. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Following is a detailed description of the accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments. These estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions and such differences may be material.

We also have other policies that we consider key accounting policies such as revenue recognition; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective. The accounting policies that we deem most critical to us, and involve the most difficult, subjective or complex judgments include the following:

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

As promulgated by ASC 810, a VIE is not self-supportive due to having one or both of the following conditions: (i) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or (ii) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and is re-assessed on an on-going basis should certain changes in the operations of a VIE, or its relationship with the primary beneficiary, trigger a reconsideration under the provisions of ASC 810. After a triggering event occurs, the facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(ies) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

We will continue to monitor our relationships with the other entities regarding who is the primary beneficiary, which could change based on facts and circumstances of any triggering events.

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of the changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, the Company has changed its depreciation policy to raise the value threshold before certain assets are capitalized. This change in procedure results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had additional operating expenses of $5.1 million and $6.3 million in the first quarter of fiscal 2019 and 2018, respectively. This change in procedure is expected to benefit the Company through the immediate recognition of tax deductible costs.

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

Management determined that additions to the fleet resulting from purchases should be depreciated on an accelerated method based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively, and then reduced on a straight-line basis to a salvage value of 15% by the end of year fifteen. Prior to October 2012, rental equipment subject to this depreciation schedule was depreciated to a salvage value of 20%. Comparatively, a standard straight-line approach would reduce the book value by approximately 5.7% per year over the life of the truck.

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

On a regular basis management reviews insurance reserve adequacy to determine if existing assumptions need to be updated. In determining the assumptions for calculating workers’ compensation reserves, management considers multiple factors including:

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

Continued increases in claim costs, including medical inflation and new treatments and medications, could lead to future adverse development resulting in additional reserve strengthening.  Conversely, settlement of existing claims or injured workers returning to work or expiring prematurely could lead to future positive development.

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including, but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the first quarter of fiscal 2019 or 2018.

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

Other investments, including short term investments are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

Adoption of New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The standard outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires expanded disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 became effective for us on April 1, 2018 and was adopted on a modified retrospective basis.  We performed an impact assessment by analyzing certain existing material revenue transactions and arrangements that are representative of our business segments and their revenue streams. Additionally, we assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance.  The adoption of the standard did not have a material effect on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance was effective for interim periods and annual period beginning after December 15, 2017. Early adoption was not permitted, except for certain provisions relating to financial liabilities. We adopted this standard in the first quarter of fiscal 2019 and recorded an increase of approximately $9.7 million to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss).

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of ASU 2016-15 was for interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted. We adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This update was effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years with early adoption permitted.  We adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statements of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. This update became effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This update became effective for fiscal years beginning after December 15, 2017, including interim periods within those years. We adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how companies that sponsor defined benefit pension plans present the related net periodic benefit cost in the income statement. The service cost component of the net periodic benefit cost will continue to be presented in the same income statement line items, however other components of the net periodic benefit cost will be presented as a component of other income and excluded from operating profit. ASU 2017-07 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. We adopted this standard in the first quarter of fiscal 2019. We report the current service cost component of net periodic benefit cost in Operating expenses on our condensed consolidated statements of operations and report the Other components of net periodic benefit cost as a separate item outside of earnings from operations. We have applied these changes in presentation retrospectively, which resulted in a decrease in earnings from operations of $0.2 million for the quarter ended June 30, 2017. These changes in presentation did not result in any changes to earnings available to common stockholders or earnings per common share. Details of the net periodic costs are provided in Note 13, Employee Benefit Plans, of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2018 compared with the Quarter Ended June 30, 2017

Listed below, on a consolidated basis, are revenues for our major product lines for the first quarter of fiscal 2019 and the first quarter of fiscal 2018:

	Quarter Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$716,602	$669,858
Self-storage revenues	86,212	76,718
Self-moving and self-storage products and service sales	79,241	78,911
Property management fees	7,416	6,762
Life insurance premiums	36,888	39,091
Property and casualty insurance premiums	12,781	11,815
Net investment and interest income	24,605	27,217
Other revenue	55,832	47,553
Consolidated revenue	$1,019,577	$957,925

Self-moving equipment rental revenues increased $46.7 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018. One-way and in-town transactions both increased leading to the improved revenue results.  Sales of our Safemove® and related protection packages contributed to the revenue growth. Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $9.5 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018.  The average monthly amount of occupied square feet increased by 10.7% during the first quarter of fiscal 2019 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 4.3 million net rentable square feet or a 15.5% increase, with approximately 1.4 million of that coming on during the first quarter of fiscal 2019.

Sales of self-moving and self-storage products and services increased $0.3 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018.

Life insurance premiums decreased $2.2 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $1.0 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018 due to an increase in Safetow® and Safestor® sales, which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income decreased $2.6 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018. Updated accounting guidance now requires changes in the market value of equity securities held for investment at our insurance subsidiaries to be recognized through income.  This accounted for $1.2 million of the decrease during the quarter.  The remainder of the decrease was from gains recognized during the first quarter of fiscal 2018 from mortgage loan payoffs that did not recur in the first quarter of this year.

Other revenue increased $8.3 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018, primarily coming from our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,019.6 million for the first quarter of fiscal 2019, compared with $957.9 million for the first quarter of fiscal 2018.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2019 and the first quarter of fiscal 2018. The insurance companies’ first quarters ended March 31, 2018 and 2017.

	Quarter Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$947,885	$882,527
Earnings from operations before equity in earnings of subsidiaries	200,395	220,740
Property and casualty insurance
Revenues	15,889	16,106
Earnings from operations	2,713	5,436
Life insurance
Revenues	57,863	60,656
Earnings from operations	1,881	3,436
Eliminations
Revenues	(2,060)	(1,364)
Earnings from operations before equity in earnings of subsidiaries	(285)	(349)
Consolidated results
Revenues	1,019,577	957,925
Earnings from operations	204,704	229,263

Total costs and expenses increased $86.2 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018. Operating expenses for Moving and Storage increased $79.8 million, largely from increased equipment maintenance, personnel, shipping costs associated with U-Box and property taxes. Repair costs accounted for $40.8 million of the increase with the majority of this associated with the portion of the fleet nearing resale. Net gains from the disposal of rental equipment increased $11.2 million.  Compared with fiscal 2018, we have sold more used trucks and the average sales proceeds per truck were nominally better.  Depreciation expense associated with our rental fleet increased $7.2 million to $114.0 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $4.1 million to $28.7 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $204.7 million for the first quarter of fiscal 2019, compared with $229.3 million for the first quarter of fiscal 2018.

Interest expense for the first quarter of fiscal 2019 was $35.3 million, compared with $30.3 million for the first quarter of fiscal 2018, primarily due to increased borrowings.

Income tax expense was $41.3 million for the first quarter of fiscal 2019, compared with $72.5 million for the first quarter of fiscal 2018. Our effective tax rate was 24.4% of net income before taxes for fiscal 2019, compared to 36.5% in the prior-year period.

As a result of the above mentioned items, earnings available to common shareholders were $127.8 million for the first quarter of fiscal 2019, compared with $126.2 million for the first quarter of fiscal 2018.

Basic and diluted earnings per share for the first quarter of fiscal 2019 were $6.53, compared with $6.44 for the first quarter of fiscal 2018.

The weighted average common shares outstanding basic and diluted were 19,590,585 for the first quarter of fiscal 2019, compared with 19,587,891 for the first quarter of fiscal 2018.

Moving and Storage

Quarter Ended June 30, 2018 compared with the Quarter Ended June 30, 2017

Listed below are revenues for our major product lines at Moving and Storage for the first quarter of fiscal 2019 and the first quarter of fiscal 2018:

	Quarter Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$717,542	$670,698
Self-storage revenues	86,212	76,718
Self-moving and self-storage products and service sales	79,241	78,911
Property management fees	7,416	6,762
Net investment and interest income	2,563	2,657
Other revenue	54,911	46,781
Moving and Storage revenue	$947,885	$882,527

Self-moving equipment rental revenues increased $46.8 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018.  One-way and in-town transactions both increased leading to the improved revenue results.  Sales of our Safemove® and related protection packages contributed to the revenue growth. Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $9.5 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018.  The average monthly amount of occupied square feet increased by 10.7% during the first quarter of fiscal 2019 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 4.3 million net rentable square feet or a 15.5% increase, with approximately 1.4 million of that coming on during the first quarter of fiscal 2019.

Sales of self-moving and self-storage products and services increased $0.3 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018.

Net investment and interest income decreased $0.1 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018.

Other revenue increased $8.1 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018 caused primarily by the U-Box® program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of June 30	383	328
Square footage as of June 30	32,394	28,044
Average monthly number of rooms occupied	262	237
Average monthly occupancy rate based on room count	69.6%	73.0%
Average monthly square footage occupied	23,666	21,383

Over the last twelve months we added approximately 4.3 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 3.6%.

Total costs and expenses increased $85.7 million during the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018. Operating expenses increased $79.8 million largely from increased equipment maintenance, personnel, shipping costs associated with U-Box and property taxes. Repair costs accounted for $40.8 million of the increase with the majority of this associated with the portion of the fleet nearing resale. Net gains from the disposal of rental equipment increased $11.2 million.  Compared with fiscal 2018, we have sold more used trucks and the average sales proceeds per truck were nominally better.  Depreciation expense associated with our rental fleet increased $7.2 million to $114.0 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $4.1 million to $28.7 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $200.4 million for the first quarter of fiscal 2019, compared with $220.7 million for the first quarter of fiscal 2018.

Equity in the earnings of AMERCO’s insurance subsidiaries was $3.7 million for the first quarter of fiscal 2019, compared with $5.8 million for the first quarter of fiscal 2018.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $204.1 million for the first quarter of fiscal 2019, compared with $226.6 million for the first quarter of fiscal 2018.

Property and Casualty Insurance

Quarter Ended March 31, 2018 compared with the Quarter Ended March 31, 2017

Net premiums were $13.3 million and $11.8 million for the quarters ended March 31, 2018 and 2017, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $2.5 million and $4.3 million for the quarters ended March 31, 2018 and 2017, respectively. Updated accounting guidance now requires changes in the market value of equity securities held for investment to be recognized through income.  This accounted for $1.2 million of the decrease during the quarter.

Net operating expenses were $8.7 million and $8.2 million for the quarters ended March 31, 2018 and 2017, respectively, primarily driven by larger commission spend from top line growth.

Benefits and losses incurred were $4.5 million and $2.4 million for the quarters ended March 31, 2018 and 2017, respectively, with $1.0 million of the increase is associated with new business that was not in force for the prior year quarter.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $2.7 million and $5.4 million for the quarters ended March 31, 2018 and 2017, respectively.

Life Insurance

Quarter Ended March 31, 2018 compared with the Quarter Ended March 31, 2017

Net premiums were $36.9 million and $39.1 million for the quarters ended March 31, 2018 and 2017, respectively.  Medicare Supplement premiums decreased by $3.3 million due to reductions in new sales and declined premiums on the existing business, partially offset by rate increases on renewal premiums.  All other lines of business combined for a $1.1 million increase.  Deferred annuity deposits were $61.3 million or $34.1 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment and interest income was $19.9 million and $20.7 million for the quarters ended March 31, 2018 and 2017, respectively. Realized gains from fixed maturities and additional gains from our mortgage loan portfolios decreased $1.6 million, partially offset by a $0.9 million increase in investment and interest income due to a larger invested asset base.

Net operating expenses were $5.9 million and $5.6 million for the quarters ended March 31, 2018 and 2017, respectively. A minor increase in general expenses was partially offset by the decrease in Medicare Supplement commissions from the reduced business in force.

Benefits and losses incurred were $44.1 million and $45.3 million for the quarters ended March 31, 2018 and 2017, respectively. The decrease was primarily due to a $2.9 million reduction in Medicare supplement benefits from the declined policies in force. All other lines of business accounted for a $1.7 million increase.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $6.0 million and $6.3 million for the quarters ended March 31, 2018 and 2017, respectively. The decrease was primarily due to additional DAC amortization in the first quarter of prior year generated by added gains on discounted mortgage loan investments and realized gains partially offset by the increased amortization from a larger DAC asset in the current quarter.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $1.9 million and $3.4 million for the quarters ended March 31, 2018 and 2017, respectively.

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

As of June 30, 2018, cash and cash equivalents totaled $650.1 million, compared with $759.4 million at March 31, 2018. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of June 30, 2018 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$618,300	$5,119	$26,920
Other financial assets	137,664	455,638	2,025,150
Debt obligations	3,586,127	–	–

(a) As of March 31, 2018

As of June 30, 2018, Moving and Storage had additional cash available under existing credit facilities of $220.0 million.

Net cash provided by operating activities decreased $7.0 million in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018.  The insurance subsidiaries accounted for $6.2 million of the decrease. Moving and Storage operating cash flows were negatively affected by the end of the month falling on a weekend; this pushed the receipt of credit card receipts into the following month.

Net cash used in investing activities increased $36.4 million in the first quarter of fiscal 2019, compared with the first quarter of fiscal 2018. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, increased $67.9 million. Cash from the sales of property, plant and equipment increased $45.2 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $16.0 million due to additional investment purchases.

Net cash used by financing activities increased $165.3 million in the first quarter of fiscal 2019, as compared with the first quarter of fiscal 2018.  This was due to a combination of increased debt and capital lease repayments of $36.9 million, a decrease in cash from borrowings of $51.7 million, a decrease in net annuity deposits from Life Insurance of $63.7 million, and a $9.8 million dividend payment in the first quarter of fiscal 2019.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2019, we will reinvest in our truck and trailer rental fleet approximately $450 million, net of equipment sales excluding any lease buyouts. Through the first quarter of fiscal 2019, we have invested, net of equipment sales, $254 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2019 and beyond will be dependent upon several factors including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2019 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first quarter of fiscal 2019, we invested $219 million in real estate acquisitions, new construction and renovation and major repairs. For fiscal 2019, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $360.6 million and $337.9 million for the first quarter of fiscal 2019 and 2018, respectively. The components of our net capital expenditures are provided in the following table:

	Quarter Ended June 30,
	2018	2017
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$440,350	$396,068
Equipment lease buyouts	2,633	–
Purchases of real estate, construction and renovations	219,196	142,499
Other capital expenditures	12,871	29,083
Gross capital expenditures	675,050	567,650
Less: Lease proceeds	(126,903)	(87,391)
Less: Sales of property, plant and equipment	(187,546)	(142,343)
Net capital expenditures	360,601	337,916

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

Property and Casualty Insurance’s stockholder’s equity was $208.3 million and $211.2 million at March 31, 2018 and December 31, 2017, respectively. The increase resulted from net earnings of $2.2 million, a decrease in other comprehensive income of $14.8 million, and a one-time reclass of $9.7 million between other comprehensive income and beginning retained earnings due to the implementation of ASU 2016-01. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the quarter ended March 31, 2018 were $37.6 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s funds are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $309.6 million and $332.9 million as of March 31, 2018 and December 31, 2017, respectively. The decrease resulted from a reduction in other comprehensive income of $24.8 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio, offset by net earnings of $1.5 million. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of March 31, 2018, Oxford had outstanding deposits of $60.0 million through its membership in the FHLB system.  For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $351.5 million and $352.3 million for the first quarter of fiscal 2019 and 2018, respectively. Moving and Storage operating cash flows were negatively affected by the end of the month falling on a weekend; this pushed the receipt of credit card receipts into the following month.

Property and Casualty Insurance

Net cash provided by operating activities were $3.6 million and $2.7 million for the first quarters ended March 31, 2018 and 2017, respectively. The increase was the result of increased underwriting profit.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $9.4 million and $11.6 million at March 31, 2018 and December 31, 2017, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $14.2 million and $21.3 million for the first quarter ended March 31, 2018 and 2017, respectively. The decrease was primarily due to the timing of settlement of payables, offset by an increase resulting from a reduction in paid commissions and federal income tax.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of March 31, 2018 and December 31, 2017, cash and cash equivalents and short-term investments amounted to $27.1 million and $50.7 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of June 30, 2018, we had available borrowing capacity under existing credit facilities of $220.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. As of June 30, 2018, we had $0.3 million of available-for-sale assets classified in Level 3.

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

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Disclosures about Contractual Obligations and Commercial Commitments in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2024. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $14.2 million of residual values as of June 30, 2018 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $21.5 million as of June 30, 2018.

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

We currently manage the self-storage properties owned or leased by Blackwater and Mercury pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $10.3 million and $10.0 million from the above mentioned entities during the first quarter of fiscal 2019 and 2018, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder) and a trust benefitting the children and grandchildren of Edward J. Shoen (our Chairman of the Board, President and a significant shareholder).

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. Total lease payments pursuant to such leases were $0.7 million in the first quarters of both fiscal 2019 and 2018. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of June 30, 2017, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $16.5 million and $15.9 million in commissions pursuant to such dealership contracts during the first quarter of fiscal 2019 and 2018, respectively.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $6.2 million, expenses of $0.7 million and cash flows of $5.4 million during the first quarter of fiscal 2019. Revenues and commission expenses related to the Dealer Agreements were $75.4 million and $16.5 million, respectively during the first quarter of fiscal 2019.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of June 30, 2018:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$60,555		$(338)	8/18/2006	8/10/2018	5.43%	1 Month LIBOR
15,417	(a)	5	8/15/2011	8/15/2018	1.86%	1 Month LIBOR
6,200	(a)	4	9/12/2011	9/10/2018	1.75%	1 Month LIBOR
5,774	(b)	35	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
8,542		62	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
16,650		316	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) forward swap
(b) operating lease

As of June 30, 2018, we had $703.4 million of variable rate debt obligations and $5.8 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $6.0 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.7% of our revenue was generated in Canada during the first quarter of both fiscal 2019 and 2018. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

Date: August 8, 2018	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: August 8, 2018	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2018	/s/ Mary K. Thompson
Mary K. Thompson
Chief Accounting Officer