Form 10-Q
period 2018-09-30
AMERCO /NV/
filed 2018-11-07
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]         Accelerated filer [ ]

Non-accelerated filer [ ]            Smaller reporting company [ ]

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 2, 2018.

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED balance sheets

	September 30,	March 31,
	2018	2018
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$652,440	$759,388
Reinsurance recoverables and trade receivables, net	207,665	193,538
Inventories and parts, net	93,071	89,877
Prepaid expenses	183,350	166,129
Investments, fixed maturities and marketable equities	2,015,402	1,919,860
Investments, other	407,774	399,064
Deferred policy acquisition costs, net	138,938	124,767
Other assets	180,475	244,782
Related party assets	30,257	33,276
	3,909,372	3,930,681
Property, plant and equipment, at cost:
Land	899,095	827,649
Buildings and improvements	3,581,419	3,140,713
Furniture and equipment	656,389	632,803
Rental trailers and other rental equipment	562,167	545,968
Rental trucks	4,597,016	4,390,750
	10,296,086	9,537,883
Less: Accumulated depreciation	(2,881,613)	(2,721,142)
Total property, plant and equipment	7,414,473	6,816,741
Total assets	$11,323,845	$10,747,422
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$535,185	$511,115
Notes, loans and leases payable, net	3,686,572	3,513,076
Policy benefits and losses, claims and loss expenses payable	1,198,053	1,248,033
Liabilities from investment contracts	1,490,172	1,364,066
Other policyholders' funds and liabilities	13,342	10,040
Deferred income	34,136	34,276
Deferred income taxes, net	733,218	658,108
Total liabilities	7,690,678	7,338,714

Commitments and contingencies (notes 4, 8 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of September 30 and March 31, 2018	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2018	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2018	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of September 30 and March 31, 2018	10,497	10,497
Additional paid-in capital	453,006	452,746
Accumulated other comprehensive loss	(62,238)	(4,623)
Retained earnings	3,917,087	3,635,561
Cost of common shares in treasury, net (22,377,912 shares as of September 30 and March 31, 2018)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of September 30 and March 31, 2018)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(7,535)	(7,823)
Total stockholders' equity	3,633,167	3,408,708
Total liabilities and stockholders' equity	$11,323,845	$10,747,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$781,713	$740,558
Self-storage revenues	91,493	80,472
Self-moving and self-storage products and service sales	72,913	73,268
Property management fees	7,192	6,831
Life insurance premiums	35,920	38,862
Property and casualty insurance premiums	16,283	15,026
Net investment and interest income	28,227	26,469
Other revenue	70,766	61,200
Total revenues	1,104,507	1,042,686

Costs and expenses:
Operating expenses	529,350	492,250
Commission expenses	85,334	83,351
Cost of sales	46,402	42,866
Benefits and losses	45,773	47,109
Amortization of deferred policy acquisition costs	5,899	5,944
Lease expense	8,170	8,575
Depreciation, net of gains on disposal of ($12,036) and ($4,938), respectively	132,625	133,144
Net (gains) losses on disposal of real estate	10	(166)
Total costs and expenses	853,563	813,073

Earnings from operations	250,944	229,613
Other components of net periodic benefit costs	(254)	(232)
Interest expense	(35,030)	(32,023)
Pretax earnings	215,660	197,358
Income tax expense	(52,118)	(72,719)
Earnings available to common stockholders	$163,542	$124,639
Basic and diluted earnings per common share	$8.35	$6.36
Weighted average common shares outstanding: Basic and diluted	19,591,312	19,588,571

Related party revenues for the second quarter of fiscal 2019 and 2018, net of eliminations, were $7.2 million and $8.0 million, respectively.

Related party costs and expenses for the second quarter of fiscal 2019 and 2018, net of eliminations, were $19.0 million and $18.2 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

CONDENSED CONSOLIDATED Statements of operations

	Six Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,498,315	$1,410,416
Self-storage revenues	177,705	157,190
Self-moving and self-storage products and service sales	152,154	152,179
Property management fees	14,608	13,593
Life insurance premiums	72,808	77,953
Property and casualty insurance premiums	29,064	26,841
Net investment and interest income	52,832	53,686
Other revenue	126,598	108,753
Total revenues	2,124,084	2,000,611

Costs and expenses:
Operating expenses	1,025,904	908,942
Commission expenses	164,591	158,716
Cost of sales	96,283	90,461
Benefits and losses	94,327	94,829
Amortization of deferred policy acquisition costs	11,930	12,265
Lease expense	16,339	16,862
Depreciation, net of gains on disposal of ($28,331) and ($10,026), respectively	259,052	259,479
Net losses on disposal of real estate	10	181
Total costs and expenses	1,668,436	1,541,735

Earnings from operations	455,648	458,876
Other components of net periodic benefit costs	(507)	(464)
Interest expense	(70,284)	(62,368)
Pretax earnings	384,857	396,044
Income tax expense	(93,466)	(145,198)
Earnings available to common stockholders	$291,391	$250,846
Basic and diluted earnings per common share	$14.87	$12.81
Weighted average common shares outstanding: Basic and diluted	19,590,946	19,588,231

Related party revenues for the first six months of fiscal 2019 and 2018, net of eliminations, were $14.6 million and $16.0 million, respectively.

Related party costs and expenses for the first six months of fiscal 2019 and 2018, net of eliminations, were $36.2 million and $34.8 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended September 30, 2018	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$215,660	$(52,118)	$163,542
Other comprehensive income (loss):
Foreign currency translation	1,113	–	1,113
Unrealized net loss on investments	(22,280)	4,679	(17,601)
Change in fair value of cash flow hedges	286	(70)	216
Total comprehensive income	$194,779	$(47,509)	$147,270

Quarter Ended September 30, 2017	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$197,358	$(72,719)	$124,639
Other comprehensive income (loss):
Foreign currency translation	12,767	–	12,767
Unrealized net gain on investments	15,473	(5,416)	10,057
Change in fair value of cash flow hedges	1,194	(454)	740
Total comprehensive income	$226,792	$(78,589)	$148,203

Six Months Ended September 30, 2018	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$384,857	$(93,466)	$291,391
Other comprehensive income (loss):
Foreign currency translation	(980)	–	(980)
Unrealized net loss on investments	(72,498)	15,225	(57,273)
Change in fair value of cash flow hedges	846	(208)	638
Total comprehensive income	$312,225	$(78,449)	$233,776

Six Months Ended September 30, 2017	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$396,044	$(145,198)	$250,846
Other comprehensive income (loss):
Foreign currency translation	21,034	–	21,034
Unrealized net gain on investments	26,104	(9,136)	16,968
Change in fair value of cash flow hedges	2,744	(1,044)	1,700
Total comprehensive income	$445,926	$(155,378)	$290,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED ENTITIES

Condensed consolidatED statements of cash flows

	Six Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$291,391	$250,846
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	287,383	269,505
Amortization of deferred policy acquisition costs	11,930	12,265
Amortization of debt issuance costs	2,013	1,946
Interest credited to policyholders	17,726	15,119
Change in allowance for losses on trade receivables	309	(2)
Change in allowance for inventories and parts reserves	1,148	2,953
Net gains on disposal of personal property	(28,331)	(10,026)
Net losses on disposal of real estate	10	181
Net (gains) losses on sales of investments	55	(3,059)
Deferred income taxes	89,829	63,065
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(14,453)	(15,895)
Inventories and parts	(4,347)	(21,036)
Prepaid expenses	(17,709)	41,486
Capitalization of deferred policy acquisition costs	(12,926)	(15,154)
Other assets	58,139	(10,444)
Related party assets	6,181	8,958
Accounts payable and accrued expenses	63,582	69,550
Policy benefits and losses, claims and loss expenses payable	(49,774)	12,057
Other policyholders' funds and liabilities	3,302	10,305
Deferred income	(124)	3,660
Related party liabilities	(3,276)	(3,662)
Net cash provided by operating activities	702,058	682,618

Cash flows from investing activities:
Escrow deposits	1,362	27,059
Purchases of:
Property, plant and equipment	(1,114,544)	(754,052)
Short term investments	(22,335)	(34,765)
Fixed maturities investments	(239,972)	(219,620)
Equity securities	(957)	(662)
Preferred stock	(81)	(1,000)
Real estate	(218)	(118)
Mortgage loans	(24,132)	(50,817)
Proceeds from sales and paydowns of:
Property, plant and equipment	429,910	259,450
Short term investments	24,568	38,927
Fixed maturities investments	65,270	70,792
Preferred stock	1,125	988
Real estate	–	2,664
Mortgage loans	12,912	9,584
Net cash used by investing activities	(867,092)	(651,570)

Cash flows from financing activities:
Borrowings from credit facilities	313,299	285,532
Principal repayments on credit facilities	(182,955)	(214,354)
Payment of debt issuance costs	(1,420)	(3,413)
Capital lease payments	(147,913)	(150,302)
Employee stock ownership plan shares	(137)	(3,960)
Securitization deposits	–	(186)
Common stock dividends paid	(29,385)	(19,587)
Investment contract deposits	179,608	232,752
Investment contract withdrawals	(71,228)	(97,262)
Net cash provided by financing activities	59,869	29,220

Effects of exchange rate on cash	(1,783)	10,277

Increase (decrease) in cash and cash equivalents	(106,948)	70,545
Cash and cash equivalents at the beginning of period	759,388	697,806
Cash and cash equivalents at the end of period	$652,440	$768,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO and consolidated entities

notes to condensed consolidatED financial statements

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a second fiscal quarter that ends on the 30th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2018 and 2017 correspond to fiscal 2019 and 2018 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of September 30, 2018 and the related condensed consolidated statements of operations, comprehensive income (loss) for the second quarter and first six months and cash flows for the first six months of fiscal 2019 and 2018 are unaudited.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 16,128 and 18,885 as of September 30, 2018 and 2017, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $31.1 million and $32.4 million as of September 30, 2018 and March 31, 2018, respectively.

Available-for-Sale Investments

Available-for-sale investments as of September 30, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$125,462	$1,394	$(1,688)	$(1,541)	$123,627
U.S. government agency mortgage-backed securities	62,273	628	(2)	(981)	61,918
Obligations of states and political subdivisions	204,297	6,623	(229)	(495)	210,196
Corporate securities	1,497,362	17,605	(5,695)	(27,178)	1,482,094
Mortgage-backed securities	101,647	709	–	(1,027)	101,329
Redeemable preferred stocks	1,493	63	–	–	1,556
	$1,992,534	$27,022	$(7,614)	$(31,222)	$1,980,720

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Available-for-sale investments as of March 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$123,557	$3,595	$(1,036)	$(203)	$125,913
U.S. government agency mortgage-backed securities	36,416	951	(1)	(93)	37,273
Obligations of states and political subdivisions	178,702	9,938	(217)	(18)	188,405
Corporate securities	1,388,300	50,056	(3,009)	(1,826)	1,433,521
Mortgage-backed securities	94,106	2,072	–	(153)	96,025
Redeemable preferred stocks	2,118	129	–	–	2,247
	$1,823,199	$66,741	$(4,263)	$(2,293)	$1,883,384

As of March 31, 2018, equity investments were classified as available-for-sale on our balance sheet. However, upon adoption of Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments. As of September 30, 2018 and March 31, 2018 we had $8.0 million and $8.6 million of preferred stock and $26.7 million and $27.9 million of common stock, respectively, that are included in Investments, fixed maturities and marketable equities on our balance sheet. The changes in the fair value of the equity investments are recognized through Net investment and interest income.

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $58.3 million during the first six months of fiscal 2019. The gross realized gains on these sales totaled $0.9 million. The gross realized losses on these sales totaled $0.1 million.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs, if any, through earnings. There were no write downs in the second quarter or for the first six months of fiscal 2019 or 2018.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) (“AOCI”) for the second quarter or first six months of fiscal 2019 and fiscal 2018, respectively.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	September 30, 2018		March 31, 2018
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$54,102	$54,349	$36,446	$36,674
Due after one year through five years	489,499	489,545	441,223	450,816
Due after five years through ten years	625,687	619,371	607,895	626,174
Due after ten years	720,106	714,570	641,411	671,448
	1,889,394	1,877,835	1,726,975	1,785,112

Mortgage backed securities	101,647	101,329	94,106	96,025
Redeemable preferred stocks	1,493	1,556	2,118	2,247
	$1,992,534	$1,980,720	$1,823,199	$1,883,384

4. Borrowings

Long Term Debt

Long term debt was as follows:

			September 30,	March 31,
	2019 Rate (a)	Maturities	2018	2018
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	3.63%	2023	$107,913	$135,287
Senior mortgages	3.72% - 6.62%	2021 - 2038	1,510,404	1,487,645
Working capital loans (revolving credit)	3.45% - 3.46%	2020 - 2021	185,000	55,000
Fleet loans (amortizing term)	1.95% - 4.66%	2018 - 2025	286,987	342,971
Fleet loans (revolving credit)	3.23% - 3.26%	2021 - 2022	520,000	460,000
Capital leases (rental equipment)	1.92% - 5.04%	2018 - 2025	1,026,092	984,217
Other obligations	2.75% - 8.00%	2018 - 2047	75,200	73,579
Notes, loans and leases payable			3,711,596	3,538,699
Less: Debt issuance costs			(25,024)	(25,623)
Total notes, loans and leases payable, net			$3,686,572	$3,513,076

(a) Interest rate as of September 30, 2018, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Real Estate and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a real estate loan (the “Real Estate Loan”). As of September 30, 2018, the outstanding balance on the Real Estate Loan was $107.9 million.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of September 30, 2018, the applicable LIBOR was 2.13% and the applicable margin was 1.50%, the sum of which was 3.63%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. These senior mortgage loan balances as of September 30, 2018 were in the aggregate amount of $1,510.4 million and mature between 2021 and 2038. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.72% and 6.62%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Working Capital Loans

Various subsidiaries of Real Estate and U-Haul are borrowers under an asset backed working capital loan. This loan was amended in June 2018, to extend the maturity date and reduce the applicable margin. The maximum amount that can be drawn at any one time is $85.0 million. As of September 30, 2018, the outstanding balance was $85.0 million. This loan is secured by certain properties owned by the borrowers. This loan agreement provides for term loans, subject to the terms of the loan agreement. The final maturity of the loan is June 2021. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreement, is the applicable LIBOR plus the applicable margin. As of September 30, 2018, the applicable LIBOR was 2.08% and the margin was 1.38%, the sum of which was 3.46%. AMERCO is the guarantor of this loan. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a working capital loan. The current maximum credit commitment is $150.0 million, which can be increased to $300.0 million by bringing in other lenders. As of September 30, 2018, the outstanding balance was $100.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2020. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of September 30, 2018, the applicable LIBOR was 2.07% and the margin was 1.38%, the sum of which was 3.45%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul and several of its subsidiaries are borrowers under amortizing term loans. The aggregate balance of the loans as of September 30, 2018 was $287.0 million with the final maturities between December 2018 and June 2025.

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margins. As of September 30, 2018, the applicable LIBOR was between 2.11% and 2.16% and applicable margins were between 1.72% and 1.75%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 3.00% based on current margins. Additionally, $263.4 million of these loans are carried at fixed rates ranging between 1.95% and 4.66%.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

AMERCO and, in some cases, U-Haul are guarantors of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans in aggregate for $530.0 million. These loans mature between January 2021 and July 2022. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margin. As of September 30, 2018, the applicable LIBOR was between 2.08% and 2.11%, and the margin was 1.15%, the sum of which was between 3.23% and 3.26%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly. As of September 30, 2018, the aggregate outstanding balance of the loans was $520.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between five and seven years. During the first six months of fiscal 2019, we entered into $187.1 million of new capital leases. As of September 30, 2018 and March 31, 2018, the balance of our capital leases was $1,026.1 million and $984.2 million, respectively. The net book value of the corresponding capitalized assets was $1,499.4 million and $1,407.6 million as of September 30, 2018 and March 31, 2018, respectively.

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

As of September 30, 2018, the aggregate outstanding principal balance of the U-Notes® issued was $78.6 million, of which $3.4 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.75% and 8.00% and maturity dates range between 2018 and 2047.

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of June 30, 2018, the deposits had an aggregate balance of $60.0 million, for which Oxford pays fixed interest rates between 1.48% and 2.67% with maturities between September 29, 2018 and March 29, 2021. As of June 30, 2018, available-for-sale investments held with the FHLB totaled $123.4 million, of which $70.0 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Leases Payable, Net

The annual maturities of long term debt, including capital leases, as of September 30, 2018 for the next five years and thereafter are as follows:

	Twelve Months Ending September 30,
	2019	2020	2021	2022	2023	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$458,613	$595,502	$552,231	$539,667	$211,857	$1,353,726

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Interest expense	$36,220	$31,863
Capitalized interest	(2,227)	(1,929)
Amortization of transaction costs	881	1,014
Interest expense resulting from derivatives	156	1,075
Total interest expense	35,030	32,023

	Six Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Interest expense	$70,416	$61,492
Capitalized interest	(2,646)	(3,694)
Amortization of transaction costs	1,842	1,946
Interest expense resulting from derivatives	672	2,624
Total interest expense	70,284	62,368

Interest paid in cash, including payments related to derivative contracts, amounted to $36.6 million and $32.4 million for the second quarter of fiscal 2019 and 2018, respectively, and $71.1 million and $63.4 million for the first six months of fiscal 2019 and 2018, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	3.06%	2.43%
Interest rate at the end of the quarter	2.81%	2.43%
Maximum amount outstanding during the quarter	$705,000	$538,000
Average amount outstanding during the quarter	$585,924	$516,946
Facility fees	$128	$49

	Revolving Credit Activity
	Six Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	3.08%	2.34%
Interest rate at the end of the period	2.81%	2.43%
Maximum amount outstanding during the period	$705,000	$538,000
Average amount outstanding during the period	$542,186	$508,350
Facility fees	$272	$125

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. Derivatives

We manage exposure to changes in market interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, the designated benchmark interest rate being hedged on certain of our LIBOR indexed variable rate debt and a variable rate operating lease. The interest rate swaps effectively fix our interest payments on certain LIBOR indexed variable rate debt. We monitor our positions and the credit ratings of our counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. The following is a summary of our interest rate swap agreements as of September 30, 2018.

Original variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)
(In millions)
$15.1	(a)	3/27/2012	3/28/2012	3/28/2019	3/26/2012
25.0		4/13/2012	4/16/2012	4/1/2019	4/12/2012
44.3		1/11/2013	1/15/2013	12/15/2019	1/11/2013

(a) operating lease

As of September 30, 2018, the total notional amount of our variable interest rate swaps on debt and an operating lease was $24.4 million and $5.4 million, respectively.

The derivative fair values were as follows:

	Derivatives Fair Values as of
	September 30, 2018	March 31, 2018
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments
Assets	$359	$437
Liabilities	–	(897)

	The Effect of Interest Rate Contracts on the Statements of Operations for the Six Months Ended

	September 30, 2018	September 30, 2017
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$672	$2,624
Gain recognized in AOCI on interest rate contracts (effective portion)	$(846)	$(2,744)
Loss reclassified from AOCI into income (effective portion)	$645	$2,618
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$27	$6

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During the first six months of fiscal 2019, we recognized a net increase in the fair value of our cash flow hedges of $0.6 million, net of taxes. Embedded in this change was $0.6 million of losses reclassified from accumulated other comprehensive income (loss) to interest expense during the first six months of fiscal 2019. As of September 30, 2018, we expect to reclassify $0.2 million of net gains on interest rate contracts from accumulated other comprehensive income (loss) to earnings as interest expense over the next twelve months.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. Accumulated Other Comprehensive Income (Loss)

A summary of AOCI components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance as of March 31, 2018	$(54,853)	$52,509	$(370)	$(1,909)	$(4,623)
Foreign currency translation	(980)	–	–	–	(980)
Unrealized net loss on investments	–	(57,273)	–	–	(57,273)
Change in fair value of cash flow hedges	–	–	1,283	–	1,283
Amounts reclassified from AOCI	–	–	(645)	–	(645)
Other comprehensive income (loss)	(980)	(57,273)	638	–	(57,615)
Balance as of September 30, 2018	$(55,833)	$(4,764)	$268	$(1,909)	$(62,238)

7. Stockholders’ Equity

The following table summarizes dividends declared and/or paid during fiscal 2019:

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Paid Date
August 23, 2018	$0.50	September 10, 2018	September 24, 2018
June 6, 2018	0.50	June 21, 2018	July 5, 2018
March 8, 2018	0.50	March 23, 2018	April 6, 2018

On June 8, 2016, our stockholders’ approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of September 30, 2018, no awards had been issued under this plan.

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2024. As of September 30, 2018, we have guaranteed $14.2 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Operating and ground lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment		Rental Equipment
	Ground	Operating	Operating	Total
	(Unaudited)
	(In thousands)
Year-ended September 30:
2019	$1,024	$17,677	$5,394	$24,095
2020	1,024	17,880	–	18,904
2021	1,027	16,267	–	17,294
2022	1,030	15,527	–	16,557
2023	1,030	15,003	–	16,033
Thereafter	49,134	12,991	–	62,125
Total	$54,269	$95,345	$5,394	$155,008

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

After several settlements with the less-injured plaintiffs, in April 2018, the parties reached an agreement, in principle, to settle the remaining cases. We will pay our self-insured retention and attorney’s fees. Together, these amounts are currently estimated to be $27.8 million, of which $27.6 million has already been paid.  The unpaid balance of the settlement amount is accrued on our balance sheet in Policy benefits and losses, claims and loss expenses payable with offsetting insurance recoveries from our insurance carriers in Other assets.

Following the resolution of the civil claims in April 2018, the U.S. Attorney’s Office for the Eastern District of Pennsylvania advised the Company that UHPA was a target of an investigation. On June 12, 2018, UHPA was indicted by a grand jury in the U.S. District Court for the Eastern District of Pennsylvania.  The six-count indictment charged UHPA with allegedly improperly filling propane cylinders that were overdue for periodic requalification, offering such cylinders for transportation, and failing to train and certify a UHPA employee dispensing propane. UHPA will vigorously defend itself against the charges. The case is currently set for trial on January 22, 2019. Certain pre-trial motion will be filed on or before November 6, 2018.

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

Related Party Revenue

	Quarter Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from Blackwater	$–	$1,213
U-Haul management fee revenue from Blackwater	6,278	6,231
U-Haul management fee revenue from Mercury	914	600
	$7,192	$8,044

	Six Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from Blackwater	$–	$2,418
U-Haul management fee revenue from Blackwater	12,478	12,393
U-Haul management fee revenue from Mercury	2,130	1,200
	$14,608	$16,011

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”) pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $17.4 million and $17.0 million from the above mentioned entities during the first six months of fiscal 2019 and 2018, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder), and a trust benefitting the children and grandchildren of Edward J. Shoen.

Related Party Costs and Expenses

	Quarter Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$670	$675
U-Haul commission expenses to Blackwater	18,348	17,556
	$19,018	$18,231

	Six Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,340	$1,356
U-Haul commission expenses to Blackwater	34,833	33,442
	$36,173	$34,798

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of September 30, 2018, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $12.5 million, expenses of $1.3 million and cash flows of $11.3 million during the first six months of fiscal 2019. Revenues and commission expenses related to the Dealer Agreements were $161.2 million and $34.8 million, respectively during the first six months of fiscal 2019.

Pursuant to the variable interest entity (“VIE”) model under Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”), management determined that management agreements with subsidiaries of Blackwater represent potential variable interests for us. Management evaluated whether it should be identified as the primary beneficiary of one or more of these VIEs using a two-step approach in which management (i) identified all other parties that hold interests in the VIEs, and (ii) determined if any variable interest holder has the power to direct the activities of the VIEs that most significantly impact their economic performance.

Management determined that we do not have a variable interest in the holding entities of Blackwater, based upon management agreements which are with the individual operating entities; therefore, we are precluded from consolidating these entities.

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

We have not provided financial or other support explicitly or implicitly during the quarter ended September 30, 2018 to any of these entities that we were not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	September 30,	March 31,
	2018	2018
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	24,172	24,034
U-Haul receivable from Mercury	5,044	10,357
Other (a)	1,041	(1,115)
	$30,257	$33,276

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

Management tracks revenues separately, but does not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate reportable segments. Deferred income taxes, net are shown as liabilities on the condensed consolidating statements.

The information includes elimination entries necessary to consolidate AMERCO, the parent, with its subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of September 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$618,163	$7,247	$27,030	$–		$652,440
Reinsurance recoverables and trade receivables, net	78,630	98,531	30,504	–		207,665
Inventories and parts, net	93,071	–	–	–		93,071
Prepaid expenses	183,350	–	–	–		183,350
Investments, fixed maturities and marketable equities	–	282,811	1,732,591	–		2,015,402
Investments, other	22,749	67,253	317,772	–		407,774
Deferred policy acquisition costs, net	–	–	138,938	–		138,938
Other assets	176,628	762	3,085	–		180,475
Related party assets	32,155	8,544	16,902	(27,344)	(c)	30,257
	1,204,746	465,148	2,266,822	(27,344)		3,909,372

Investment in subsidiaries	512,244	–	–	(512,244)	(b)	–

Property, plant and equipment, at cost:
Land	899,095	–	–	–		899,095
Buildings and improvements	3,581,419	–	–	–		3,581,419
Furniture and equipment	656,389	–	–	–		656,389
Rental trailers and other rental equipment	562,167	–	–	–		562,167
Rental trucks	4,597,016	–	–	–		4,597,016
	10,296,086	–	–	–		10,296,086
Less: Accumulated depreciation	(2,881,613)	–	–	–		(2,881,613)
Total property, plant and equipment	7,414,473	–	–	–		7,414,473
Total assets	$9,131,463	$465,148	$2,266,822	$(539,588)		$11,323,845

(a) Balances as of June 30, 2018
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of September 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$520,882	$3,688	$10,615	$–		$535,185
Notes, loans and leases payable, net	3,686,572	–	–	–		3,686,572
Policy benefits and losses, claims and loss expenses payable	513,370	235,524	449,159	–		1,198,053
Liabilities from investment contracts	–	–	1,490,172	–		1,490,172
Other policyholders' funds and liabilities	–	5,391	7,951	–		13,342
Deferred income	34,136	–	–	–		34,136
Deferred income taxes, net	718,757	6,648	7,813	–		733,218
Related party liabilities	24,579	2,388	377	(27,344)	(c)	–
Total liabilities	5,498,296	253,639	1,966,087	(27,344)		7,690,678

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	453,216	91,120	26,271	(117,601)	(b)	453,006
Accumulated other comprehensive income (loss)	(62,238)	(1,337)	(3,428)	4,765	(b)	(62,238)
Retained earnings	3,916,877	118,425	275,392	(393,607)	(b)	3,917,087
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(7,535)	–	–	–		(7,535)
Total stockholders' equity	3,633,167	211,509	300,735	(512,244)		3,633,167
Total liabilities and stockholders' equity	$9,131,463	$465,148	$2,266,822	$(539,588)		$11,323,845

(a) Balances as of June 30, 2018
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

(a) Balances as of December 31, 2017
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$783,035	$–	$–	$(1,322)	(c)	$781,713
Self-storage revenues	91,493	–	–	–		91,493
Self-moving and self-storage products and service sales	72,913	–	–	–		72,913
Property management fees	7,192	–	–	–		7,192
Life insurance premiums	–	–	35,920	–		35,920
Property and casualty insurance premiums	–	16,972	–	(689)	(c)	16,283
Net investment and interest income	2,830	3,550	22,270	(423)	(b)	28,227
Other revenue	69,471	–	1,422	(127)	(b)	70,766
Total revenues	1,026,934	20,522	59,612	(2,561)		1,104,507

Costs and expenses:
Operating expenses	518,383	7,915	5,186	(2,134)	(b,c)	529,350
Commission expenses	85,334	–	–	–		85,334
Cost of sales	46,402	–	–	–		46,402
Benefits and losses	–	4,748	41,025	–		45,773
Amortization of deferred policy acquisition costs	–	–	5,899	–		5,899
Lease expense	8,306	–	–	(136)	(b)	8,170
Depreciation, net of (gains) losses on disposal	132,625	–	–	–		132,625
Net losses on disposal of real estate	10	–	–	–		10
Total costs and expenses	791,060	12,663	52,110	(2,270)		853,563

Earnings from operations before equity in earnings of subsidiaries	235,874	7,859	7,502	(291)		250,944

Equity in earnings of subsidiaries	11,986	–	–	(11,986)	(d)	–

Earnings from operations	247,860	7,859	7,502	(12,277)		250,944
Other components of net periodic benefit costs	(254)	–	–	–		(254)
Interest expense	(35,321)	–	–	291	(b)	(35,030)
Pretax earnings	212,285	7,859	7,502	(11,986)		215,660
Income tax expense	(48,743)	(1,628)	(1,747)	–		(52,118)
Earnings available to common shareholders	$163,542	$6,231	$5,755	$(11,986)		$163,542

(a) Balances for the quarter ended June 30, 2018
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended September 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$741,714	$–	$–	$(1,156)	(c)	$740,558
Self-storage revenues	80,472	–	–	–		80,472
Self-moving and self-storage products and service sales	73,268	–	–	–		73,268
Property management fees	6,831	–	–	–		6,831
Life insurance premiums	–	–	38,862	–		38,862
Property and casualty insurance premiums	–	15,498	–	(472)	(c)	15,026
Net investment and interest income	3,177	3,701	19,989	(398)	(b)	26,469
Other revenue	59,746	–	1,579	(125)	(b)	61,200
Total revenues	965,208	19,199	60,430	(2,151)		1,042,686

Costs and expenses:
Operating expenses	480,223	8,240	5,531	(1,744)	(b,c)	492,250
Commission expenses	83,351	–	–	–		83,351
Cost of sales	42,866	–	–	–		42,866
Benefits and losses	–	4,872	42,237	–		47,109
Amortization of deferred policy acquisition costs	–	–	5,944	–		5,944
Lease expense	8,628	–	–	(53)	(b)	8,575
Depreciation, net of (gains) losses on disposal	133,144	–	–	–		133,144
Net gains on disposal of real estate	(166)	–	–	–		(166)
Total costs and expenses	748,046	13,112	53,712	(1,797)		813,073

Earnings from operations before equity in earnings of subsidiaries	217,162	6,087	6,718	(354)		229,613

Equity in earnings of subsidiaries	8,365	–	–	(8,365)	(d)	–

Earnings from operations	225,527	6,087	6,718	(8,719)		229,613
Other components of net periodic benefit costs	(232)	–	–	–		(232)
Interest expense	(32,377)	–	–	354	(b)	(32,023)
Pretax earnings	192,918	6,087	6,718	(8,365)		197,358
Income tax expense	(68,279)	(2,091)	(2,349)	–		(72,719)
Earnings available to common shareholders	$124,639	$3,996	$4,369	$(8,365)		$124,639

(a) Balances for the quarter ended June 30, 2017
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,500,577	$–	$–	$(2,262)	(c)	$1,498,315
Self-storage revenues	177,705	–	–	–		177,705
Self-moving and self-storage products and service sales	152,154	–	–	–		152,154
Property management fees	14,608	–	–	–		14,608
Life insurance premiums	–	–	72,808	–		72,808
Property and casualty insurance premiums	–	30,320	–	(1,256)	(c)	29,064
Net investment and interest income	5,393	6,091	42,187	(839)	(b)	52,832
Other revenue	124,382	–	2,480	(264)	(b)	126,598
Total revenues	1,974,819	36,411	117,475	(4,621)		2,124,084

Costs and expenses:
Operating expenses	1,002,003	16,615	11,059	(3,773)	(b,c)	1,025,904
Commission expenses	164,591	–	–	–		164,591
Cost of sales	96,283	–	–	–		96,283
Benefits and losses	–	9,224	85,103	–		94,327
Amortization of deferred policy acquisition costs	–	–	11,930	–		11,930
Lease expense	16,611	–	–	(272)	(b)	16,339
Depreciation, net of (gains) losses on disposal	259,052	–	–	–		259,052
Net losses on disposal of real estate	10	–	–	–		10
Total costs and expenses	1,538,550	25,839	108,092	(4,045)		1,668,436

Earnings from operations before equity in earnings of subsidiaries	436,269	10,572	9,383	(576)		455,648

Equity in earnings of subsidiaries	15,642	–	–	(15,642)	(d)	–

Earnings from operations	451,911	10,572	9,383	(16,218)		455,648
Other components of net periodic benefit costs	(507)	–	–	–		(507)
Interest expense	(70,860)	–	–	576	(b)	(70,284)
Pretax earnings	380,544	10,572	9,383	(15,642)		384,857
Income tax expense	(89,153)	(2,173)	(2,140)	–		(93,466)
Earnings available to common shareholders	$291,391	$8,399	$7,243	$(15,642)		$291,391

(a) Balances for the six months ended June 30, 2018
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry for the six months ended September 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,412,412	$–	$–	$(1,996)	(c)	$1,410,416
Self-storage revenues	157,190	–	–	–		157,190
Self-moving and self-storage products and service sales	152,179	–	–	–		152,179
Property management fees	13,593	–	–	–		13,593
Life insurance premiums	–	–	77,953	–		77,953
Property and casualty insurance premiums	–	27,313	–	(472)	(c)	26,841
Net investment and interest income	5,834	7,992	40,644	(784)	(b)	53,686
Other revenue	106,527	–	2,489	(263)	(b)	108,753
Total revenues	1,847,735	35,305	121,086	(3,515)		2,000,611

Costs and expenses:
Operating expenses	884,034	16,472	11,148	(2,712)	(b,c)	908,942
Commission expenses	158,716	–	–	–		158,716
Cost of sales	90,461	–	–	–		90,461
Benefits and losses	–	7,310	87,519	–		94,829
Amortization of deferred policy acquisition costs	–	–	12,265	–		12,265
Lease expense	16,962	–	–	(100)	(b)	16,862
Depreciation, net of (gains) losses on disposal	259,479	–	–	–		259,479
Net losses on disposal of real estate	181	–	–	–		181
Total costs and expenses	1,409,833	23,782	110,932	(2,812)		1,541,735

Earnings from operations before equity in earnings of subsidiaries	437,902	11,523	10,154	(703)		458,876

Equity in earnings of subsidiaries	14,175	–	–	(14,175)	(d)	–

Earnings from operations	452,077	11,523	10,154	(14,878)		458,876
Other components of net periodic benefit costs	(464)	–	–	–		(464)
Interest expense	(63,071)	–	–	703	(b)	(62,368)
Pretax earnings	388,542	11,523	10,154	(14,175)		396,044
Income tax expense	(137,696)	(3,953)	(3,549)	–		(145,198)
Earnings available to common shareholders	$250,846	$7,570	$6,605	$(14,175)		$250,846

(a) Balances for the six months ended June 30, 2017
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$291,391	$8,399	$7,243	$(15,642)	$291,391
Earnings from consolidated entities	(15,642)	–	–	15,642	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	287,383	–	–	–	287,383
Amortization of deferred policy acquisition costs	–	–	11,930	–	11,930
Amortization of debt issuance costs	2,013	–	–	–	2,013
Interest credited to policyholders	–	–	17,726	–	17,726
Change in allowance for losses on trade receivables	313	–	(4)	–	309
Change in allowance for inventories and parts reserve	1,148	–	–	–	1,148
Net gains on disposal of personal property	(28,331)	–	–	–	(28,331)
Net losses on disposal of real estate	10	–	–	–	10
Net (gains) losses on sales of investments	–	(66)	121	–	55
Deferred income taxes	89,160	1,228	(559)	–	89,829
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(14,166)	1,151	(1,438)	–	(14,453)
Inventories and parts	(4,347)	–	–	–	(4,347)
Prepaid expenses	(17,709)	–	–	–	(17,709)
Capitalization of deferred policy acquisition costs	–	–	(12,926)	–	(12,926)
Other assets	58,539	80	(480)	–	58,139
Related party assets	7,798	(1,617)	–	–	6,181
Accounts payable and accrued expenses	49,346	1,106	13,130	–	63,582
Policy benefits and losses, claims and loss expenses payable	(54,882)	1,166	3,942	–	(49,774)
Other policyholders' funds and liabilities	–	14	3,288	–	3,302
Deferred income	(124)	–	–	–	(124)
Related party liabilities	(2,207)	(453)	(616)	–	(3,276)
Net cash provided (used) by operating activities	649,693	11,008	41,357	–	702,058

Cash flows from investing activities:
Escrow deposits	1,362	–	–	–	1,362
Purchases of:
Property, plant and equipment	(1,114,544)	–	–	–	(1,114,544)
Short term investments	–	(22,092)	(243)	–	(22,335)
Fixed maturities investments	–	(17,588)	(222,384)	–	(239,972)
Equity securities	–	–	(957)	–	(957)
Preferred stock	–	–	(81)	–	(81)
Real estate	–	(144)	(74)	–	(218)
Mortgage loans	–	(4,612)	(19,520)	–	(24,132)
Proceeds from sales and paydowns of:
Property, plant and equipment	429,910	–	–	–	429,910
Short term investments	–	24,568	–	–	24,568
Fixed maturities investments	–	7,921	57,349	–	65,270
Preferred stock	–	1,125	–	–	1,125
Real estate	–	–	–	–	–
Mortgage loans	–	422	12,490	–	12,912
Net cash provided (used) by investing activities	(683,272)	(10,400)	(173,420)	–	(867,092)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2018

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	313,299	–	–	–	313,299
Principal repayments on credit facilities	(182,955)	–	–	–	(182,955)
Payments of debt issuance costs	(1,420)	–	–	–	(1,420)
Capital lease payments	(147,913)	–	–	–	(147,913)
Employee stock ownership plan shares	(137)	–	–	–	(137)
Securitization deposits	–	–	–	–	–
Common stock dividend paid	(29,385)	–	–	–	(29,385)
Investment contract deposits	–	–	179,608	–	179,608
Investment contract withdrawals	–	–	(71,228)	–	(71,228)
Net cash provided (used) by financing activities	(48,511)	–	108,380	–	59,869

Effects of exchange rate on cash	(1,783)	–	–	–	(1,783)

Increase (decrease) in cash and cash equivalents	(83,873)	608	(23,683)	–	(106,948)
Cash and cash equivalents at beginning of period	702,036	6,639	50,713	–	759,388
Cash and cash equivalents at end of period	$618,163	$7,247	$27,030	$–	$652,440
	(page 2 of 2)
(a) Balance for the period ended June 30, 2018

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$250,846	$7,570	$6,605	$(14,175)	$250,846
Earnings from consolidated entities	(14,175)	–	–	14,175	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	269,505	–	–	–	269,505
Amortization of deferred policy acquisition costs	–	–	12,265	–	12,265
Amortization of debt issuance costs	1,946	–	–	–	1,946
Interest credited to policyholders	–	–	15,119	–	15,119
Change in allowance for losses on trade receivables	(16)	–	14	–	(2)
Change in allowance for inventories and parts reserve	2,953	–	–	–	2,953
Net gains on disposal of personal property	(10,026)	–	–	–	(10,026)
Net losses on disposal of real estate	181	–	–	–	181
Net gains on sales of investments	–	(748)	(2,311)	–	(3,059)
Deferred income taxes	65,587	(1,730)	(792)	–	63,065
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(21,782)	6,281	(394)	–	(15,895)
Inventories and parts	(21,036)	–	–	–	(21,036)
Prepaid expenses	41,486	–	–	–	41,486
Capitalization of deferred policy acquisition costs	–	–	(15,154)	–	(15,154)
Other assets	(11,862)	1,563	(145)	–	(10,444)
Related party assets	6,056	2,902	–	–	8,958
Accounts payable and accrued expenses	59,671	3,282	6,597	–	69,550
Policy benefits and losses, claims and loss expenses payable	16,081	(5,604)	1,580	–	12,057
Other policyholders' funds and liabilities	–	5,685	4,620	–	10,305
Deferred income	3,660	–	–	–	3,660
Related party liabilities	(3,945)	292	(9)	–	(3,662)
Net cash provided by operating activities	635,130	19,493	27,995	–	682,618

Cash flows from investing activities:
Escrow deposits	27,059	–	–	–	27,059
Purchases of:
Property, plant and equipment	(754,052)	–	–	–	(754,052)
Short term investments	–	(27,059)	(7,706)	–	(34,765)
Fixed maturities investments	–	(29,381)	(190,239)	–	(219,620)
Equity securities	–	–	(662)	–	(662)
Preferred stock	–	(1,000)	–	–	(1,000)
Real estate	–	–	(118)	–	(118)
Mortgage loans	–	(7,609)	(43,208)	–	(50,817)
Proceeds from sales and paydowns of:
Property, plant and equipment	259,450	–	–	–	259,450
Short term investments	–	28,879	10,048	–	38,927
Fixed maturities investments	–	12,033	58,759	–	70,792
Preferred stock	–	988	–	–	988
Real estate	2,664	–	–	–	2,664
Mortgage loans	–	1,722	7,862	–	9,584
Net cash used by investing activities	(464,879)	(21,427)	(165,264)	–	(651,570)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2017

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the six months ended September 30, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	285,532	–	–	–	285,532
Principal repayments on credit facilities	(214,354)	–	–	–	(214,354)
Payment of debt issuance costs	(3,413)	–	–	–	(3,413)
Capital lease payments	(150,302)	–	–	–	(150,302)
Employee stock ownership plan shares	(3,960)	–	–	–	(3,960)
Securitization deposits	(186)	–	–	–	(186)
Common stock dividend paid	(19,587)	–	–	–	(19,587)
Investment contract deposits	–	–	232,752	–	232,752
Investment contract withdrawals	–	–	(97,262)	–	(97,262)
Net cash provided (used) by financing activities	(106,270)	–	135,490	–	29,220

Effects of exchange rate on cash	10,277	–	–	–	10,277

Increase (decrease) in cash and cash equivalents	74,258	(1,934)	(1,779)	–	70,545
Cash and cash equivalents at beginning of period	671,665	12,725	13,416	–	697,806
Cash and cash equivalents at end of period	$745,923	$10,791	$11,637	$–	$768,351
	(page 2 of 2)
(a) Balance for the period ended June 30, 2017

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended September 30, 2018
Total revenues	$1,049,846	$54,661	$1,104,507
Depreciation and amortization, net of (gains) losses on disposals	137,527	997	138,524
Interest expense	34,324	706	35,030
Pretax earnings	208,208	7,452	215,660
Income tax expense	50,107	2,011	52,118
Identifiable assets	10,963,411	360,434	11,323,845

Quarter Ended September 30, 2017
Total revenues	$988,808	$53,878	$1,042,686
Depreciation and amortization, net of (gains) losses on disposals	136,597	2,325	138,922
Interest expense	31,268	755	32,023
Pretax earnings	192,625	4,733	197,358
Income tax expense	71,280	1,439	72,719
Identifiable assets	9,621,634	461,256	10,082,890

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months Ended September 30, 2018
Total revenues	$2,021,141	$102,943	$2,124,084
Depreciation and amortization, net of (gains) losses on disposals	268,906	2,076	270,982
Interest expense	68,873	1,411	70,284
Pretax earnings	371,470	13,387	384,857
Income tax expense	89,884	3,582	93,466
Identifiable assets	10,963,411	360,434	11,323,845

Six Months Ended September 30, 2017
Total revenues	$1,901,922	$98,689	$2,000,611
Depreciation and amortization, net of (gains) losses on disposals	268,096	3,829	271,925
Interest expense	60,911	1,457	62,368
Pretax earnings	384,558	11,486	396,044
Income tax expense	141,890	3,308	145,198
Identifiable assets	9,621,634	461,256	10,082,890

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$277	$268
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	236	217
Other components	18	15
Total other components of net periodic benefit costs	254	232
Net periodic postretirement benefit cost	$531	$500

	Six Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$554	$536
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	472	434
Other components	35	30
Total other components of net periodic benefit costs	507	464
Net periodic postretirement benefit cost	$1,061	$1,000

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of September 30, 2018 and March 31, 2018, that are subject to ASC 820 and the valuation approach applied to each of these items.

As of September 30, 2018	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short term investments	$401,666	$401,666	$–	$–
Fixed maturities - available for sale	1,979,164	7,298	1,971,616	250
Preferred stock	9,565	9,565	–	–
Common stock	26,673	26,673	–	–
Derivatives	3,855	3,496	359	–
Total	$2,420,923	$448,698	$1,971,975	$250

Liabilities
Derivatives	$–	$–	$–	$–
Total	$–	$–	$–	$–

As of March 31, 2018	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short term investments	$475,320	$475,320	$–	$–
Fixed maturities - available for sale	1,881,137	7,567	1,873,293	277
Preferred stock	10,861	10,861	–	–
Common stock	27,862	27,862	–	–
Derivatives	4,825	4,388	437	–
Total	$2,400,005	$525,998	$1,873,730	$277

Liabilities
Derivatives	$897	$–	$897	$–
Total	$897	$–	$897	$–

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents the fair value measurements for our assets as of September 30, 2018 using significant unobservable inputs (Level 3).

.	Fixed Maturities - Asset Backed Securities
(Unaudited)
(In thousands)
Balance as of March 31, 2018	$277

Fixed Maturities - Asset Backed Securities - redeemed	(46)
Fixed Maturities - Asset Backed Securities - net gain (unrealized)	19
Balance as of September 30, 2018	$250

15. Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provided an updated standard on revenue recognition. The standard outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires expanded disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 became effective for us on April 1, 2018 and was adopted on a modified retrospective basis. Due to insignificant changes in our revenue recognition pattern for applicable revenue streams as a result of the updated guidance, there was no cumulative effect recorded.  Additionally, due to the relatively short duration of our equipment contracts, we elected to use the practical expedient for contracts that begin and end within the same reporting period in applying the updated guidance to our applicable revenue streams. We performed an impact assessment by analyzing certain existing material revenue transactions and arrangements that are representative of our business segments and their revenue streams. Additionally, we assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance.  The adoption of the standard did not have a material impact on our consolidated financial statements.

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. This is applicable to insurance premiums received in conjunction with equipment rentals, for which we allocate the transaction price relating to these distinct performance obligations covered by Topic 944 on a relative standalone selling price basis.  There were no material contract assets or liabilities as of September 30, 2018 and March 31, 2018.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Self-moving rentals are recognized over the contract period that trucks and moving equipment are rented. We offer two types of self-moving rental contracts, one-way rentals and in-town rentals, which have varying payment terms. Customer payment is received at the initiation of the contract for one-way rentals which covers an allowable limit for equipment usage. An estimated fee in the form of a deposit is received at the initiation of the contract for in-town rentals, and final payment is received upon the return of the equipment based on actual fees incurred. The contract price is estimated at the initiation of the contract, as there is variable consideration associated with ratable fees incurred based on the number of days the equipment is rented and the number of miles driven. Variable consideration is estimated using the most likely amount method which is based on the intended use of the rental equipment by the customer at the initiation of the contract. Historically, the variability in estimated transaction pricing compared to actual is not significant due to the relatively short duration of rental contracts. Each performance obligation has an observable stand-alone selling price. We concluded that the performance obligations identified are satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance. The input method of passage of time is appropriate as there is a direct relationship between our inputs and the transfer of benefit to the customer over the life of the contract. Self-moving rental contracts span a relatively short period of time, and the majority of these contracts began and ended within the same fiscal year.

The Company’s self-moving rental revenues do not currently meet the definition of a lease under Topic 840 - Leases due to the existence of substitution rights, and thus are accounted for under Topic 606.  However, the contracts are expected to meet the definition of a lease pursuant to the guidance in ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right.  Therefore, upon adoption of ASU 2016-02 on April 1, 2019, self-rental contracts will be accounted for as leases.  We do not expect this change to result in a change in the timing and pattern of recognition of the related revenues due to the short-term nature of the self-moving rental contracts.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct in accordance with paragraph 606-10-25-19 of Topic 606. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance for the Management Fee component of the compensation received in exchange for the service. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. Historically these fees have been recognized once fully determinable. Under Topic 606, we measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the Incentive Fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the second quarter and first six months of fiscal 2019 did not have a material effect on our financial statements.

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

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving Help are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box containers to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 840, while the shipping obligation represents a contract with a customer accounted for under Topic 606.  Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time under Topic 606 which is consistent with the timing of our revenue recognition under legacy guidance. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts began and ended within the same fiscal year. Moving Help services fees are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In the following tables, the revenue is disaggregated by timing of revenue recognition:

	Quarter Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$835,307	$786,065
Revenues recognized at a point in time:	84,719	84,721
Total revenues recognized under ASC 606	920,026	870,786

Revenues recognized under ASC 840	102,831	89,464
Revenues recognized under ASC 944	53,423	55,967
Revenues recognized under ASC 320	28,227	26,469
Total revenues	$1,104,507	$1,042,686

	Six Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$1,593,043	$1,492,137
Revenues recognized at a point in time:	174,909	173,859
Total revenues recognized under ASC 606	1,767,952	1,665,996

Revenues recognized under ASC 840	198,688	172,916
Revenues recognized under ASC 944	104,612	108,013
Revenues recognized under ASC 320	52,832	53,686
Total revenues	$2,124,084	$2,000,611

In the above tables, the revenues recognized over time include self-moving equipment rentals, property management fees, the shipping fees associated with U-Box rentals and a portion of other revenues, whereas revenues recognized at a point in time include self-moving and self-storage products and service sales and a portion of other revenues.

16. Income Taxes

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and repeals the deferral of the phase three tax for life insurance companies. As of September 30, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Reform Act; however, we have made a reasonable estimate of the effects of all items affected by the Tax Reform Act.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2019, compared with the second quarter and first six months of fiscal 2018, which are followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2019.

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

AMERCO, a Nevada corporation, has a second fiscal quarter that ends on the 30th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2018 and 2017 correspond to fiscal 2019 and 2018 for AMERCO.

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

uhaul.com® is an online marketplace that connects consumers to our operations as well as independent Moving Help® service providers and thousands of independent Self-Storage Affiliates. Our network of customer rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services, throughout the United States and Canada. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of the changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, the Company has changed its depreciation policy to raise the value threshold before certain assets are capitalized. This change in procedure results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had additional operating expenses of $10.8 million and $13.4 million in the first six months of fiscal 2019 and 2018, respectively. This change in procedure is expected to benefit the Company through the immediate recognition of tax deductible costs.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the second quarter or first six months of fiscal 2019 or 2018.

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

Adoption of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provided an updated standard on revenue recognition. The standard outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires expanded disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 became effective for us on April 1, 2018 and was adopted on a modified retrospective basis.  We performed an impact assessment by analyzing certain existing material revenue transactions and arrangements that are representative of our business segments and their revenue streams. Additionally, we assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance.  The adoption of the standard did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addressed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance was effective for interim and annual reporting period beginning after December 15, 2017. Early adoption was not permitted, except for certain provisions relating to financial liabilities. We adopted this standard in the first quarter of fiscal 2019 and recorded an increase of approximately $9.7 million to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss).

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This update addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. The effective date of ASU 2016-15 was for interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted. We adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which required an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This update was effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years, with early adoption permitted.  We adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. The guidance required that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statements of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies are required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies also need to disclose information about the nature of the restrictions. This update became effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This update clarified the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This update became effective for fiscal years beginning after December 15, 2017, including interim periods within those years. We adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which changed how companies that sponsor defined benefit pension plans present the related net periodic benefit cost in the income statement. The service cost component of the net periodic benefit cost continues to be presented in the same income statement line items, however other components of the net periodic benefit cost are presented as a component of other income and excluded from operating profit. ASU 2017-07 became effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. We adopted this standard in the first quarter of fiscal 2019. We report the current service cost component of net periodic benefit cost in Operating expenses on our condensed consolidated statements of operations and report the Other components of net periodic benefit cost as a separate item outside of earnings from operations. We have applied these changes in presentation retrospectively, which resulted in a decrease in earnings from operations of $0.3 million and $0.5 million for the quarter and six months ended September 30, 2017, respectively. These changes in presentation did not result in any changes to earnings available to common stockholders or earnings per common share. Details of the net periodic costs are provided in Note 13, Employee Benefit Plans, of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update will require lessees to recognize all leases with terms greater than 12 months on their balance sheet as lease liabilities with a corresponding right-of-use asset. This update maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees will classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease will be split between amortization and interest expense, with operating leases reporting a single lease expense. This update will also require both qualitative and quantitative disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. We have determined that the provisions of ASU 2016-02 may result in an increase in assets to recognize the present value of the lease obligations with a corresponding increase in liabilities. We are still in the process of determining the impact on our consolidated financial statements. For the last ten years, we have reported a discounted estimate of the off-balance sheet lease obligations in our MD&A.

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

In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which provides an additional transition method that allows entities to apply the new leases standard at adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; however, early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2018, the FASB adopted ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update require insurance companies to review and update the assumptions used for measuring the liability under long-duration contracts, such as life insurance, disability income, and annuities, at least annually. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2020. Early adoption of ASU 2018-12 is permitted. We are currently in the process of evaluating the impact of the adoption of this amendment on our financial statements; however, the adoption of ASU 2018-12 will impact the statement of operations because the effect of any update to the assumptions we used at the inception of the contracts will be recorded in net income.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for the timing of such transfers. ASU 2018-13 expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years; but allows for early adoption in any interim period after issuance of the update. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; but allows for early adoption in any year end after issuance of the update. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2018 compared with the Quarter Ended September 30, 2017

Listed below on a consolidated basis are revenues for our major product lines for the second quarter of fiscal 2019 and the second quarter of fiscal 2018:

	Quarter Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$781,713	$740,558
Self-storage revenues	91,493	80,472
Self-moving and self-storage products and service sales	72,913	73,268
Property management fees	7,192	6,831
Life insurance premiums	35,920	38,862
Property and casualty insurance premiums	16,283	15,026
Net investment and interest income	28,227	26,469
Other revenue	70,766	61,200
Consolidated revenue	$1,104,507	$1,042,686

Self-moving equipment rental revenues increased $41.2 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018 from improvements in both the One-way and in-town markets.  Sales of our Safemove® and related protection packages also contributed to the revenue growth. Compared to the same period last year, we increased the number of Company-owned locations along with the number of box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $11.0 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018.  The average monthly amount of occupied square feet increased by 11.0% during the second quarter of fiscal 2019 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 4.4 million net rentable square feet or a 15.3% increase, with approximately 1.2 million of that coming on during the second quarter of fiscal 2019.

Sales of self-moving and self-storage products and services decreased $0.4 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018. Increases in the sales of moving supplies were offset by decreases in sales of propane and towing accessories and related installations.

Life insurance premiums decreased $2.9 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $1.3 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018 due to an increase in Safetow® and Safestor® sales, which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $1.8 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018 due to a larger invested asset base at our life insurance subsidiary.

Other revenue increased $9.6 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018, primarily coming from growth in our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $1,104.5 million for the second quarter of fiscal 2019, compared with $1,042.7 million for the second quarter of fiscal 2018.

Listed below are revenues and earnings from operations at each of our operating segments, for the second quarter of fiscal 2019 and the second quarter of fiscal 2018. The insurance companies second quarters ended June 30, 2018 and 2017.

	Quarter Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,026,934	$965,208
Earnings from operations before equity in earnings of subsidiaries	235,874	217,162
Property and casualty insurance
Revenues	20,522	19,199
Earnings from operations	7,859	6,087
Life insurance
Revenues	59,612	60,430
Earnings from operations	7,502	6,718
Eliminations
Revenues	(2,561)	(2,151)
Earnings from operations before equity in earnings of subsidiaries	(291)	(354)
Consolidated results
Revenues	1,104,507	1,042,686
Earnings from operations	250,944	229,613

Total costs and expenses increased $40.5 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018. Operating expenses for Moving and Storage increased $38.2 million, largely from increased equipment maintenance, shipping costs associated with U-Box®, building maintenance and property taxes. Repair costs accounted for $11.8 million of the increase with the majority of this associated with the portion of the fleet nearing resale. Net gains from the disposal of rental equipment increased $7.1 million.  Compared with the second quarter of fiscal 2018, we have sold more used trucks and the average sales proceeds per truck improved.  Depreciation expense associated with our rental fleet increased $4.3 million to $114.9 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements, increased $2.3 million to $29.7 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $250.9 million for the second quarter of fiscal 2019, compared with $229.6 million for the second quarter of fiscal 2018.

Interest expense for the second quarter of fiscal 2019 was $35.0 million, compared with $32.0 million for the second quarter of fiscal 2018 primarily due to increased borrowings.

Income tax expense was $52.1 million for the second quarter of fiscal 2019, compared with $72.7 million for the second quarter of fiscal 2018. Our effective tax rate was 24.2% of net income before taxes for fiscal 2019, compared to 36.9% in the prior-year period.

As a result of the above mentioned items, earnings available to common shareholders were $163.5 million for the second quarter of fiscal 2019, compared with $124.6 million for the second quarter of fiscal 2018.

Basic and diluted earnings per share for the second quarter of fiscal 2019 were $8.35, compared with $6.36 for the second quarter of fiscal 2018.

The weighted average common shares outstanding basic and diluted were 19,591,312 for the second quarter of fiscal 2019, compared with 19,588,571 for the second quarter of fiscal 2018.

Moving and Storage

Quarter Ended September 30, 2018 compared with the Quarter Ended September 30, 2017

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the second quarter of fiscal 2019 and the second quarter of fiscal 2018:

	Quarter Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$783,035	$741,714
Self-storage revenues	91,493	80,472
Self-moving and self-storage products and service sales	72,913	73,268
Property management fees	7,192	6,831
Net investment and interest income	2,830	3,177
Other revenue	69,471	59,746
Moving and Storage revenue	$1,026,934	$965,208

Self-moving equipment rental revenues increased $41.3 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018 from improvements in both the One-way and in-town markets.  Sales of our Safemove® and related protection packages also contributed to the revenue growth. Compared to the same period last year, we increased the number of Company-owned locations along with the number of box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $11.0 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018.  The average monthly amount of occupied square feet increased by 11.0% during the second quarter of fiscal 2019 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 4.4 million net rentable square feet or a 15.3% increase, with approximately 1.2 million of that coming on during the second quarter of fiscal 2019.

Sales of self-moving and self-storage products and services decreased $0.4 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018. Increases in the sales of moving supplies were offset by decreases in sales of propane and towing accessories and related installations.

Net investment and interest income decreased $0.3 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018.

Other revenue increased $9.7 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018, primarily coming from growth in the U-Box® program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	398	341
Square footage as of September 30	33,553	29,104
Average number of rooms occupied	276	249
Average occupancy rate based on room count	70.6%	73.9%
Average square footage occupied	24,867	22,408

Over the last twelve months we added approximately 4.4 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 6.2%.

Total costs and expenses increased $43.0 million during the second quarter of fiscal 2019, compared with the second quarter of fiscal 2018. Operating expenses for Moving and Storage increased $38.2 million, largely from increased equipment maintenance, shipping costs associated with U-Box®, building maintenance and property taxes. Repair costs accounted for $11.8 million of the increase with the majority of this associated with the portion of the fleet nearing resale. Net gains from the disposal of rental equipment increased $7.1 million.  Compared with the second quarter of fiscal 2018, we have sold more used trucks and the average sales proceeds per truck improved.  Depreciation expense associated with our rental fleet increased $4.3 million to $114.9 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements, increased $2.3 million to $29.7 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $235.9 million for the second quarter of fiscal 2019, compared with $217.2 million for the second quarter of fiscal 2018.

Equity in the earnings of AMERCO’s insurance subsidiaries was $12.0 million and $8.4 million for the second quarter of fiscal 2019 and 2018, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations increased to $247.9 million for the second quarter of fiscal 2019, compared with $225.5 million for the second quarter of fiscal 2018.

Property and Casualty Insurance

Quarter Ended June 30, 2018 compared with the Quarter Ended June 30, 2017

Net premiums were $17.0 million and $15.5 million for the second quarters ended June 30, 2018 and 2017, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $3.6 million and $3.7 million for second quarters ended June 30, 2018 and 2017, respectively.

Net operating expenses were $7.9 million and $8.2 million for the second quarters ended June 30, 2018 and 2017, due to an increase in commissions, decreased loss adjusting fees and subrogation income.

Benefits and losses incurred were $4.7 million and $4.9 million for the second quarters ended June 30, 2018 and 2017, respectively. The decrease was due to favorable loss experience.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.9 million and $6.1 million for the second quarters ended June 30, 2018 and 2017, respectively.

Life Insurance

Quarter Ended June 30, 2018 compared with the Quarter Ended June 30, 2017

Net premiums were $35.9 million and $38.9 million for the second quarters ended June 30, 2018 and 2017, respectively.  Medicare Supplement premiums decreased by $3.3 million due to the reduction in new sales and declined premiums on the existing business, partially offset by rate increases on renewal premiums. Premiums on other lines of business increased $0.3 million. Deferred annuity deposits were $103.3 million or $25.9 million above the same period in the prior year and are accounted for on the balance sheet as deposits rather than premiums

Net investment income was $22.3 million and $20.0 million for the second quarters ended June 30, 2018 and 2017, respectively. Investment income increased $2.6 million from a larger invested assets base, offset by a $0.3 million reduction in realized gains.

Net operating expenses were $5.2 million and $5.5 million for the second quarters ended June 30, 2018 and 2017, respectively, primarily due to decreased commissions and general expenses.

Benefits and losses incurred were $41.0 million and $42.2 million for the second quarters ended June 30, 2018 and 2017, respectively. The decrease was due to a $2.6 million reduction in Medicare supplement benefits from the declined policies in force along with a $1.3 million decrease in life insurance benefits. The decrease was partially offset by a $2.1 million increase in interest credited to policyholders on a larger annuity deposit base coupled with a $0.6 million increase in supplementary annuity contract disbursements.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $5.9 million for both the second quarters ended June 30, 2018 and 2017, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.5 million and $6.7 million for the second quarters ended June 30, 2018 and 2017, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2018 compared with the Six Months Ended September 30, 2017

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2019 and the first six months of fiscal 2018:

	Six Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,498,315	$1,410,416
Self-storage revenues	177,705	157,190
Self-moving and self-storage products and service sales	152,154	152,179
Property management fees	14,608	13,593
Life insurance premiums	72,808	77,953
Property and casualty insurance premiums	29,064	26,841
Net investment and interest income	52,832	53,686
Other revenue	126,598	108,753
Consolidated revenue	$2,124,084	$2,000,611

Self-moving equipment rental revenues increased $87.9 million during the first six months of fiscal 2019, compared with the first six months of fiscal 2018.  One-way and in-town transactions both increased leading to the improved revenue results.  Sales of our Safemove® and related protection packages contributed to the revenue growth. Compared to the same period last year, we increased the number of Company-owned locations along with the number of box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $20.5 million during the first six months of fiscal 2019, compared with the first six months of fiscal 2018.  The average monthly amount of occupied square feet increased by 10.8% during the first six months of fiscal 2019 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 4.4 million net rentable square feet or a 15.3% increase, with approximately 2.6 million of that coming on during the first six months of fiscal 2019.

Sales of self-moving and self-storage products and services were flat for the first six months of fiscal 2019, compared with the first six months of fiscal 2018. Increases in the sales of moving supplies were offset by decreases in sales of propane and towing accessories and related installations.

Life insurance premiums decreased $5.1 million during the first six months of fiscal 2019, compared with the first six months of fiscal 2018 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $2.2 million during the first six months of fiscal 2019, compared with the first six months of fiscal 2018 due to an increase in Safetow® and Safestor® sales which corresponds with increased equipment and storage rental transactions.

Net investment and interest income decreased $0.9 million during the first six months of fiscal 2019, compared with the first six months of fiscal 2018. Updated accounting guidance now requires changes in the market value of equity securities held for investment at our insurance subsidiaries to be recognized through income.  This accounted for $1.3 million of the decrease during the first six months

Other revenue increased $17.8 million during the first six months of fiscal 2019, compared with the first six months of fiscal 2018, primarily coming from growth in our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $2,124.1 million for the first six months of fiscal 2019, as compared with $2,000.6 million for the first six months of fiscal 2018.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2019 and the first six months of fiscal 2018. The insurance companies’ first six months ended June 30, 2018 and 2017.

	Six Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,974,819	$1,847,735
Earnings from operations before equity in earnings of subsidiaries	436,269	437,902
Property and casualty insurance
Revenues	36,411	35,305
Earnings from operations	10,572	11,523
Life insurance
Revenues	117,475	121,086
Earnings from operations	9,383	10,154
Eliminations
Revenues	(4,621)	(3,515)
Earnings from operations before equity in earnings of subsidiaries	(576)	(703)
Consolidated results
Revenues	2,124,084	2,000,611
Earnings from operations	455,648	458,876

Total costs and expenses increased $126.7 million during the first six months of fiscal 2019, compared with the first six months of fiscal 2018. Operating expenses for Moving and Storage increased $118.0 million, largely from increased equipment maintenance, personnel, shipping costs associated with U-Box®, building maintenance and property taxes. Repair costs accounted for $52.7 million of the increase with the majority of this associated with the portion of the fleet nearing resale. Net gains from the disposal of rental equipment increased $18.3 million.  Compared with the first six months of fiscal 2018, we sold significantly more used trucks and the average sales proceeds per truck were nominally better.  Depreciation expense associated with our rental fleet increased $11.5 million to $228.9 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements, increased $6.3 million to $58.5 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $455.6 million for the first six months of fiscal 2019, as compared with $458.9 million for the first six months of fiscal 2018.

Interest expense for the first six months of fiscal 2019 was $70.3 million, compared with $62.4 million for the first six months of fiscal 2018 primarily due to increased borrowings.

Income tax expense was $93.5 million for the first six months of fiscal 2019, compared with $145.2 million for first six months of fiscal 2018. Our effective tax rate was 24.3% of net income before taxes for fiscal 2019, compared to 36.7% in the prior-year period.

As a result of the above mentioned items, earnings available to common shareholders were $291.4 million for the first six months of fiscal 2019, compared with $250.8 million for the first six months of fiscal 2018.

Basic and diluted earnings per common share for the first six months of fiscal 2019 were $14.87, compared with $12.81 for the first six months of fiscal 2018.

The weighted average common shares outstanding basic and diluted were 19,590,946 for the first six months of fiscal 2019, compared with 19,588,231 for the first six months of fiscal 2018.

Moving and Storage

Six Months Ended September 30, 2018 compared with the Six Months Ended September 30, 2017

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2019 and the first six months of fiscal 2018:

	Six Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,500,577	$1,412,412
Self-storage revenues	177,705	157,190
Self-moving and self-storage products and service sales	152,154	152,179
Property management fees	14,608	13,593
Net investment and interest income	5,393	5,834
Other revenue	124,382	106,527
Moving and Storage revenue	$1,974,819	$1,847,735

Self-moving equipment rental revenues increased $88.2 million during the first six months of fiscal 2019, compared with the first six months of fiscal 2018.  One-way and in-town transactions both increased leading to the improved revenue results.  Sales of our Safemove® and related protection packages contributed to the revenue growth. Compared to the same period last year, we increased the number of Company-owned locations along with the number of box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $20.5 million during the first six months of fiscal 2019, compared with the first six months of fiscal 2018.  The average monthly amount of occupied square feet increased by 10.8% during the first six months of fiscal 2019 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio.  Over the last twelve months we added approximately 4.4 million net rentable square feet or a 15.3% increase, with approximately 2.6 million of that coming on during the first six months of fiscal 2019.

Sales of self-moving and self-storage products and services were flat for the first six months of fiscal 2019, compared with the first six months of fiscal 2018. Increases in the sales of moving supplies were offset by decreases in sales of propane and towing accessories and related installations.

Net investment and interest income decreased $0.4 million during the first six months of fiscal 2019, compared with the first six months of fiscal 2018 due to decreased invested cash balances.

Other revenue increased $17.9 million during the first six months of fiscal 2019, compared with the first six months of fiscal 2018, primarily coming from growth in our U-Box® program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of September 30	398	341
Square footage as of September 30	33,553	29,104
Average number of rooms occupied	269	243
Average occupancy rate based on room count	70.1%	73.5%
Average square footage occupied	24,266	21,895

Over the last twelve months we added approximately 4.4 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 6.2%.

Total costs and expenses increased $128.7 million during the first six months of fiscal 2019, compared with the first six months of fiscal 2018. Operating expenses for Moving and Storage increased $118.0 million, largely from increased equipment maintenance, personnel, shipping costs associated with U-Box®, building maintenance and property taxes. Repair costs accounted for $52.7 million of the increase with the majority of this associated with the portion of the fleet nearing resale. Net gains from the disposal of rental equipment increased $18.3 million.  Compared with the first six months of fiscal 2018, we sold significantly more used trucks and the average sales proceeds per truck were nominally better.  Depreciation expense associated with our rental fleet increased $11.5 million to $228.9 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements, increased $6.3 million to $58.5 million.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $436.3 million for the first six months of fiscal 2019, compared with $437.9 million for the first six months of fiscal 2018.

Equity in the earnings of AMERCO’s insurance subsidiaries was $15.6 million for the first six months of fiscal 2019, compared with $14.2 million for the first six months of fiscal 2018.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $451.9 million for the first six months of fiscal 2019, compared with $452.1 million for the first six months of fiscal 2018.

Property and Casualty Insurance

Six Months Ended June 30, 2018 compared with the Six Months Ended June 30, 2017

Net premiums were $30.3 million and $27.3 million for the first six months ended June 30, 2018 and 2017, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $6.1 million and $8.0 million for the first six months ended June 30, 2018 and 2017, respectively. The main driver of the change in net investment income was the decrease in unrealized gains of $1.4 million for the six months ended June 30, 2018.

Net operating expenses were $16.6 million and $16.5 million for the first six months ended June 30, 2018 and 2017, respectively.

Benefits and losses incurred were $9.2 million and $7.3 million for the first six months ended June 30, 2018 and 2017, respectively, primarily due to increased premium volume in the Safe and Self Storage Programs.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $10.6 million and $11.5 million for the first six months ended June 30, 2018 and 2017, respectively.

Life Insurance

Six Months Ended June 30, 2018 compared with the Six Months Ended June 30, 2017

Net premiums were $72.8 million and $78.0 million for the first six months ended June 30, 2018 and 2017, respectively. Medicare Supplement premiums decreased by $6.5 million due to the reduction in new sales and declined premiums on the existing business, offset by rate increases on renewal premiums. Premiums on other lines of business increased $1.3 million. Deferred annuity deposits were $164.6 million or $8.1 million below the prior year period and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $42.2 million and $40.6 million for the first six months ended June 30, 2018 and 2017, respectively. Investment income from fixed maturities and other invested assets increased $3.2 million from a larger invested asset base, partially offset by realized losses of $1.6 million.

Net operating expenses were $11.1 million for both the first six months ended June 30, 2018 and 2017, respectively.

Benefits and losses incurred were $85.1 million and $87.5 million for the first six months ended June 30, 2018 and 2017, respectively. The decrease was due to a $5.6 million reduction in Medicare supplement benefits from declines in policies in force along with $0.7 million decrease in life insurance benefits. Partially offsetting this was a $2.6 million increase in interest credited to policyholders on a larger annuity deposit base coupled with $1.3 million increase in supplementary annuity contract disbursements.

Amortization of DAC, SIA and VOBA was $11.9 million and $12.3 million for the first six months ended June 30, 2018 and 2017, respectively. The decrease was primarily due to lower DAC amortization on Medicare Supplement from the reduction in DAC asset.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $9.4 million and $10.2 million for the first six months ended June 30, 2018 and 2017, respectively.

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

As of September 30, 2018, cash and cash equivalents totaled $652.4 million, compared with $759.4 million as of March 31, 2018. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of September 30, 2018 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$618,163	$7,247	$27,030
Other financial assets	133,534	457,139	2,097,769
Debt obligations	3,686,572	–	–

(a) As of June 30, 2018

As of September 30, 2018, Moving and Storage had additional borrowing capacity available under existing credit facilities of $60.0 million. The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $19.4 million in the first six months of fiscal 2019 compared with the first six months of fiscal 2018 from operations and reduced federal income tax payments.

Net cash used in investing activities increased $215.5 million in the first six months of fiscal 2019, compared with the first six months of fiscal 2018. Purchases of property, plant and equipment, which are reported net of cash from sale and lease-back transactions, increased $360.5 million. Cash from the sales of property, plant and equipment increased $170.5 million due to increased volume of fleet sales.

Net cash provided by financing activities increased $30.6 million in the first six months of fiscal 2019, as compared with the first six months of fiscal 2018. This was due to a combination of decreased debt and capital lease repayments of $33.8 million, an increase in cash from borrowings of $27.8 million, a decrease in net annuity deposits from Life Insurance of $27.1 million and an increase in dividend payments of $9.8 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2019, we will reinvest in our truck and trailer rental fleet approximately $590 million, net of equipment sales excluding any lease buyouts. Through the first six months of fiscal 2019, we have invested, net of equipment sales, approximately $359 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2019 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2019 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first six months of fiscal 2019, we invested approximately $481 million in real estate acquisitions, new construction and renovation and major repairs. For the remainder of fiscal 2019, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $684.6 million and $494.6 million for the first six months of fiscal 2019 and 2018, respectively. The components of our net capital expenditures are provided in the following table:

	Six Months Ended September 30,
	2018	2017
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$787,234	$665,159
Equipment lease buyouts	2,633	–
Purchases of real estate, construction and renovations	481,024	257,513
Other capital expenditures	30,783	65,286
Gross capital expenditures	1,301,674	987,958
Less: Lease proceeds	(187,130)	(233,906)
Less: Sales of property, plant and equipment	(429,910)	(259,450)
Net capital expenditures	684,634	494,602

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

We believe that stockholders’ equity at Property and Casualty Insurance remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Property and Casualty Insurance’s stockholders’ equity was $211.5 million and $211.2 million as of June 30, 2018 and December 31, 2017, respectively. The increase resulted from net earnings of $8.4 million, a decrease in other comprehensive income (loss) of $17.8 million and a one-time reclass of $9.7 million between other comprehensive income (loss) and beginning retained earnings due to the implementation of ASU 2016-01. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the first six months ended June 30, 2018 were $108.4 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholders’ equity was $300.7 million and $332.9 million as of June 30, 2018 and December 31, 2017, respectively. The decrease resulted from a reduction in other comprehensive income of $39.4 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio, offset by net earnings of $7.2 million. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of June 30, 2018, Oxford had outstanding deposits of $60.0 million through its membership in the FHLB system. For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities were $649.7 million and $635.1 million for the first six months of fiscal 2019 and 2018 from operations and reduced federal income tax payments.

Property and Casualty Insurance

Net cash provided by operating activities were $11.0 million and $19.5 million for the six months ended June 30, 2018 and 2017, respectively. The decrease was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short term investment portfolios amounted to $15.1 million and $11.6 million as of June 30, 2018 and December 31, 2017, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $41.4 million and $28.0 million for the six months ended June 30, 2018 and 2017, respectively. The increase in operating cash flows was due to the timing of collection of receivables and settlement of payables, offset by a decrease in collected premiums and a federal income tax payment.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short term portfolio and its membership in the FHLB. As of June 30, 2018 and December 31, 2017, cash and cash equivalents and short term investments amounted to $27.2 million and $50.7 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of September 30, 2018, we had available borrowing capacity under existing credit facilities of $60.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. As of September 30, 2018, we had $0.3 million of available-for-sale assets classified in Level 3.

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

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2019. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $14.2 million of residual values as of September 30, 2018 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $19.3 million as of September 30, 2018.

Historically, we have used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when our overall borrowing structure was more limited. We do not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders. SAC Holdings, Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by Willow Grove Holding LP (“WGHLP”), which is owned by Mark V. Shoen (a significant shareholder) and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen.

We currently manage the self-storage properties owned or leased by Blackwater and Mercury pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $17.4 million and $17.0 million from the above mentioned entities for both the first six months of fiscal 2019 and 2018. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder) and a trust benefitting the children and grandchildren of Edward J. Shoen (our Chairman of the Board, President and a significant shareholder).

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. Total lease payments pursuant to such leases were $1.3 million and $1.4 million for the first six months of fiscal 2019 and 2018, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of September 30, 2018, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $34.8 million and $33.4 million in commissions pursuant to such dealership contracts during the first six months of fiscal 2019 and 2018, respectively.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $12.5 million, expenses of $1.3 million and cash flows of $11.3 million during the first six months of fiscal 2019. Revenues and commission expenses related to the Dealer Agreements were $161.2 million and $34.8 million, respectively during the first six months of fiscal 2019.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease.  We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of September 30, 2018:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$5,362	(a)	$25	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
8,229		45	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
16,200		289	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) operating lease

As of September 30, 2018, we had $836.5 million of variable rate debt obligations and $5.4 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $8.1 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.0% and 4.9% of our revenue was generated in Canada during the first six months of fiscal 2019 and 2018, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, estimates of capital expenditures, plans for future operations, products or services, financing needs, plans and strategies, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity and the availability of financial resources to meet our needs, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box® program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our capital resources and the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the degree and nature of our competition; our leverage; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; the limited number of manufacturers that supply our rental trucks; our ability to effectively hedge our variable interest rate debt; that we are controlled by a small contingent of stockholders; fluctuations in quarterly results and seasonality; changes in, and our compliance with, government regulations, particularly environmental regulations and regulations relating to motor carrier operations; our reliance on our third party dealer network; liability claims relating to our rental vehicles and equipment; our ability to attract, motivate and retain key employees; reliance on our automated systems and the internet; our credit ratings; our ability to recover under reinsurance arrangements; and other factors described in our Annual Report on Form 10-K in Item 1A. Risk Factors, and in this Quarterly Report or the other documents we file with the SEC. The above factors, as well as other statements in this Quarterly Report and in the Notes to Condensed Consolidated Financial

Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by law.

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

Inherent Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of our controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
4.1	Thirty-Third Supplemental Indenture and Pledge and Security Agreement dated August 28, 2018, by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 28, 2018, file no. 1-11255
4.2	Amended and Restated Twenty-Fifth Supplemental Indenture and Pledge and Security Agreement dated August 28, 2018, by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 28, 2018, file no. 1-11255
4.3	Thirty-Fourth Supplemental Indenture and Pledge and Security Agreement dated October 23, 2018, by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 23, 2018, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2018	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: November 7, 2018	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2018	/s/ Mary K. Thompson
Mary K. Thompson
Chief Accounting Officer