Form 10-Q
period 2018-12-31
AMERCO /NV/
filed 2019-02-06
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 1, 2019.

Part i Financial information

ITEM 1. Financial Statements

AMERCO AND CONSOLIDATED subsidiaries

CONDENSED CONSOLIDATED balance sheets

	December 31,	March 31,
	2018	2018
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$984,385	$759,388
Reinsurance recoverables and trade receivables, net	191,764	193,538
Inventories and parts, net	96,187	89,877
Prepaid expenses	177,918	166,129
Investments, fixed maturities and marketable equities	2,127,342	1,919,860
Investments, other	332,532	399,064
Deferred policy acquisition costs, net	140,673	124,767
Other assets	83,839	244,782
Related party assets	38,156	33,276
	4,172,796	3,930,681
Property, plant and equipment, at cost:
Land	910,919	827,649
Buildings and improvements	3,762,491	3,140,713
Furniture and equipment	674,535	632,803
Rental trailers and other rental equipment	572,645	545,968
Rental trucks	4,532,134	4,390,750
	10,452,724	9,537,883
Less: Accumulated depreciation	(2,979,760)	(2,721,142)
Total property, plant and equipment	7,472,964	6,816,741
Total assets	$11,645,760	$10,747,422
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$517,360	$511,115
Notes, loans and leases payable, net	3,975,764	3,513,076
Policy benefits and losses, claims and loss expenses payable	1,087,742	1,248,033
Liabilities from investment contracts	1,583,885	1,364,066
Other policyholders' funds and liabilities	12,907	10,040
Deferred income	29,226	34,276
Deferred income taxes, net	746,836	658,108
Total liabilities	7,953,720	7,338,714

Commitments and contingencies (notes 4, 8 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of December 31 and March 31, 2018	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2018	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2018	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of December 31 and March 31, 2018	10,497	10,497
Additional paid-in capital	453,116	452,746
Accumulated other comprehensive loss	(74,707)	(4,623)
Retained earnings	3,985,927	3,635,561
Cost of common shares in treasury, net (22,377,912 shares as of December 31 and March 31, 2018)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of December 31 and March 31, 2018)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(5,143)	(7,823)
Total stockholders' equity	3,692,040	3,408,708
Total liabilities and stockholders' equity	$11,645,760	$10,747,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$626,136	$574,801
Self-storage revenues	93,392	82,127
Self-moving and self-storage products and service sales	55,665	53,130
Property management fees	7,899	9,881
Life insurance premiums	34,778	38,957
Property and casualty insurance premiums	17,668	16,093
Net investment and interest income	32,211	28,821
Other revenue	51,342	39,072
Total revenues	919,091	842,882

Costs and expenses:
Operating expenses	478,461	437,840
Commission expenses	67,493	63,487
Cost of sales	34,149	33,995
Benefits and losses	42,869	45,168
Amortization of deferred policy acquisition costs	6,654	5,952
Lease expense	7,890	8,415
Depreciation, net of gains on disposal of ($796) and ($4,235), respectively	143,473	137,061
Net (gains) losses on disposal of real estate	–	(192,404)
Total costs and expenses	780,989	539,514

Earnings from operations	138,102	303,368
Other components of net periodic benefit costs	(253)	(231)
Interest expense	(34,827)	(31,558)
Pretax earnings	103,022	271,579
Income tax (expense) benefit	(24,387)	257,315
Earnings available to common stockholders	$78,635	$528,894
Basic and diluted earnings per common share	$4.01	$27.00
Weighted average common shares outstanding: Basic and diluted	19,591,963	19,589,218

Related party revenues for the third quarter of fiscal 2019 and 2018, net of eliminations, were $7.9 million and $10.8 million, respectively.

Related party costs and expenses for the third quarter of fiscal 2019 and 2018, net of eliminations, were $14.9 million and $14.1 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

CONDENSED CONSOLIDATED Statements of operations

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$2,124,451	$1,985,217
Self-storage revenues	271,097	239,317
Self-moving and self-storage products and service sales	207,819	205,309
Property management fees	22,507	23,474
Life insurance premiums	107,586	116,910
Property and casualty insurance premiums	46,732	42,934
Net investment and interest income	85,043	82,507
Other revenue	177,940	147,825
Total revenues	3,043,175	2,843,493

Costs and expenses:
Operating expenses	1,504,365	1,346,782
Commission expenses	232,084	222,203
Cost of sales	130,432	124,456
Benefits and losses	137,196	139,997
Amortization of deferred policy acquisition costs	18,584	18,217
Lease expense	24,229	25,277
Depreciation, net of gains on disposal of ($29,127) and ($14,260), respectively	402,525	396,540
Net (gains) losses on disposal of real estate	10	(192,223)
Total costs and expenses	2,449,425	2,081,249

Earnings from operations	593,750	762,244
Other components of net periodic benefit costs	(760)	(695)
Interest expense	(105,111)	(93,926)
Pretax earnings	487,879	667,623
Income tax (expense) benefit	(117,853)	112,117
Earnings available to common stockholders	$370,026	$779,740
Basic and diluted earnings per common share	$18.89	$39.81
Weighted average common shares outstanding: Basic and diluted	19,591,282	19,588,558

Related party revenues for the first nine months of fiscal 2019 and 2018, net of eliminations, were $22.5 million and $26.8 million, respectively.

Related party costs and expenses for the first nine months of fiscal 2019 and 2018, net of eliminations, were $51.1 million and $48.9 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended December 31, 2018	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$103,022	$(24,387)	$78,635
Other comprehensive income (loss):
Foreign currency translation	(4,101)	–	(4,101)
Unrealized net loss on investments	1,827	(384)	1,443
Change in fair value of cash flow hedges	(115)	28	(87)
Total comprehensive income	$100,633	$(24,743)	$75,890

Quarter Ended December 31, 2017	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$271,579	$257,315	$528,894
Other comprehensive income (loss):
Foreign currency translation	(1,794)	–	(1,794)
Unrealized net gain on investments	4,388	(1,536)	2,852
Change in fair value of cash flow hedges	911	(346)	565
Total comprehensive income	$275,084	$255,433	$530,517

Nine Months Ended December 31, 2018	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$487,879	$(117,853)	$370,026
Other comprehensive income (loss):
Foreign currency translation	(5,081)	–	(5,081)
Unrealized net loss on investments	(70,671)	14,841	(55,830)
Change in fair value of cash flow hedges	731	(180)	551
Total comprehensive income	$412,858	$(103,192)	$309,666

Nine Months Ended December 31, 2017	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$667,623	$112,117	$779,740
Other comprehensive income (loss):
Foreign currency translation	19,240	–	19,240
Unrealized net gain on investments	30,492	(10,672)	19,820
Change in fair value of cash flow hedges	3,655	(1,390)	2,265
Total comprehensive income	$721,010	$100,055	$821,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of stockholders’ equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of September 30, 2018	$10,497	$453,006	$(62,238)	$3,917,087	$(525,653)	$(151,997)	$(7,535)	$3,633,167
Increase in market value of released ESOP shares	–	110	–	–	–	–	–	110
Release of unearned ESOP shares	–	–	–	–	–	–	2,695	2,695
Purchase of ESOP shares	–	–	–	–	–	–	(303)	(303)
Foreign currency translation	–	–	(4,101)	–	–	–	–	(4,101)
Unrealized net gain on investments, net of tax	–	–	(8,281)	–	–	–	–	(8,281)
Change in fair value of cash flow hedges, net of tax	–	–	(87)	–	–	–	–	(87)
Net earnings	–	–	–	78,635	–	–	–	78,635
Common stock dividends: ($0.50 per share for fiscal 2019)	–	–	–	(9,795)	–	–	–	(9,795)
Net activity	–	110	(12,469)	68,840	–	–	2,392	58,873
Balance as of December 31, 2018	$10,497	$453,116	$(74,707)	$3,985,927	$(525,653)	$(151,997)	$(5,143)	$3,692,040

Balance as of March 31, 2018	$10,497	$452,746	$(4,623)	$3,635,561	$(525,653)	$(151,997)	$(7,823)	$3,408,708
Increase in market value of released ESOP shares	–	370	–	–	–	–	–	370
Release of unearned ESOP shares	–	–	–	–	–	–	8,083	8,083
Purchase of ESOP shares	–	–	–	–	–	–	(5,403)	(5,403)
Foreign currency translation	–	–	(5,081)	–	–	–	–	(5,081)
Unrealized net gain on investments, net of tax	–	–	(55,830)	–	–	–	–	(55,830)
Change in fair value of cash flow hedges, net of tax	–	–	551	–	–	–	–	551
Adjustment for adoption of ASU 2016-01	–	–	(9,724)	9,724	–	–	–	–
Net earnings	–	–	–	370,026	–	–	–	370,026
Common stock dividends: ($1.50 per share for fiscal 2019)	–	–	–	(29,384)	–	–	–	(29,384)
Net activity	–	370	(70,084)	350,366	–	–	2,680	283,332
Balance as of December 31, 2018	$10,497	$453,116	$(74,707)	$3,985,927	$(525,653)	$(151,997)	$(5,143)	$3,692,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of stockholders’ equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of September 30, 2017	$10,497	$452,474	$(11,534)	$3,124,152	$(525,653)	$(151,997)	$(5,517)	$2,892,422
Increase in market value of released ESOP shares	–	145	–	–	–	–	–	145
Release of unearned ESOP shares	–	–	–	–	–	–	2,680	2,680
Purchase of ESOP shares	–	–	–	–	–	–	(2,804)	(2,804)
Foreign currency translation	–	–	(1,794)	–	–	–	–	(1,794)
Unrealized net gain on investments, net of tax	–	–	2,852	–	–	–	–	2,852
Change in fair value of cash flow hedges, net of tax	–	–	565	–	–	–	–	565
Net earnings	–	–	–	528,894	–	–	–	528,894
Common stock dividends: ($0.50 per share for fiscal 2018)	–	–	–	(9,793)	–	–	–	(9,793)
Net activity	–	145	1,623	519,101	–	–	(124)	520,745
Balance as of December 31, 2017	$10,497	$452,619	$(9,911)	$3,643,253	$(525,653)	$(151,997)	$(5,641)	$3,413,167

Balance as of March 31, 2017	$10,497	$452,172	$(51,236)	$2,892,893	$(525,653)	$(151,997)	$(6,932)	$2,619,744
Increase in market value of released ESOP shares	–	447	–	–	–	–	–	447
Release of unearned ESOP shares	–	–	–	–	–	–	8,055	8,055
Purchase of ESOP shares	–	–	–	–	–	–	(6,764)	(6,764)
Foreign currency translation	–	–	19,240	–	–	–	–	19,240
Unrealized net gain on investments, net of tax	–	–	19,820	–	–	–	–	19,820
Change in fair value of cash flow hedges, net of tax	–	–	2,265	–	–	–	–	2,265
Net earnings	–	–	–	779,740	–	–	–	779,740
Common stock dividends: ($1.50 per share for fiscal 2018)	–	–	–	(29,380)	–	–	–	(29,380)
Net activity	–	447	41,325	750,360	–	–	1,291	793,423
Balance as of December 31, 2017	$10,497	$452,619	$(9,911)	$3,643,253	$(525,653)	$(151,997)	$(5,641)	$3,413,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of cash flows

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$370,026	$779,740
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	431,652	410,800
Amortization of deferred policy acquisition costs	18,584	18,217
Amortization of debt issuance costs	2,922	2,910
Interest credited to policyholders	28,540	23,250
Change in allowance for losses on trade receivables	124	(25)
Change in allowance for inventories and parts reserves	2,539	4,334
Net gains on disposal of personal property	(29,127)	(14,260)
Net (gains) losses on disposal of real estate	10	(192,223)
Net gains on sales of investments	(3,594)	(4,250)
Deferred income taxes	108,614	(179,047)
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	1,601	(27,659)
Inventories and parts	(8,858)	(17,410)
Prepaid expenses	(12,533)	(22,220)
Capitalization of deferred policy acquisition costs	(19,994)	(21,501)
Other assets	159,125	6,279
Related party assets	(1,838)	47,804
Accounts payable and accrued expenses	(5,420)	26,764
Policy benefits and losses, claims and loss expenses payable	(159,285)	2,767
Other policyholders' funds and liabilities	2,867	590
Deferred income	(4,982)	(1,297)
Related party liabilities	(3,269)	(4,542)
Net cash provided by operating activities	877,704	839,021

Cash flows from investing activities:
Escrow deposits	(3,292)	19,707
Purchases of:
Property, plant and equipment	(1,325,365)	(970,472)
Short term investments	(39,494)	(48,743)
Fixed maturities investments	(394,266)	(274,283)
Equity securities	(957)	(662)
Preferred stock	(81)	(1,000)
Real estate	(505)	(1,783)
Mortgage loans	(56,892)	(80,707)
Proceeds from sales and paydowns of:
Property, plant and equipment	561,848	591,040
Short term investments	47,012	54,319
Fixed maturities investments	83,767	102,404
Equity securities	8,608	–
Preferred stock	1,625	3,188
Real estate	–	5,348
Mortgage loans	116,800	23,726
Net cash used by investing activities	(1,001,192)	(577,918)

Cash flows from financing activities:
Borrowings from credit facilities	693,132	426,262
Principal repayments on credit facilities	(255,123)	(303,212)
Payment of debt issuance costs	(5,097)	(4,581)
Capital lease payments	(236,683)	(219,623)
Employee stock ownership plan shares	(203)	(6,764)
Securitization deposits	–	(2,181)
Common stock dividends paid	(29,385)	(19,587)
Investment contract deposits	300,920	347,695
Investment contract withdrawals	(109,641)	(163,499)
Net cash provided by financing activities	357,920	54,510

Effects of exchange rate on cash	(9,435)	9,468

Increase in cash and cash equivalents	224,997	325,081
Cash and cash equivalents at the beginning of period	759,388	697,806
Cash and cash equivalents at the end of period	$984,385	$1,022,887

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

The condensed consolidated balance sheet as of December 31, 2018 and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity for the third quarter and first nine months and cash flows for the first nine months of fiscal 2019 and 2018 are unaudited.

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

Description of Legal Entities

AMERCO is the holding company for:

U-Haul International, Inc. (“U-Haul”);

Amerco Real Estate Company (“Real Estate”);

Repwest Insurance Company (“Repwest”); and

Oxford Life Insurance Company (“Oxford”).

Unless the context otherwise requires, the terms “Company,” “we,” “us” or “our” refer to AMERCO and all of its legal subsidiaries.

Description of Operating Segments

AMERCO has three reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

The Moving and Storage operating segment (“Moving and Storage”) includes AMERCO, U-Haul, and Real Estate and the wholly owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane and the rental of fixed and portable moving and storage units to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

AMERCO and consolidated subsidiaries

notes to condensed consolidatED financial statements (Continued)

The Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) includes Repwest and its wholly owned subsidiaries and ARCOA Risk Retention Group (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul® through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove®, Safetow®, Safemove Plus®, Safestor® and Safestor Mobile® protection packages to U-Haul customers. The business plan for Property and Casualty Insurance includes offering property and casualty insurance products in other U-Haul related programs. ARCOA is a group captive insurer owned by us and our wholly owned subsidiaries whose purpose is to provide insurance products related to our moving and storage business.

The Life Insurance operating segment (“Life Insurance”) includes Oxford and its wholly owned subsidiaries. Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

2. Earnings per Share

Our earnings per share is calculated by dividing our earnings available to common stockholders by the weighted average common shares outstanding, basic and diluted.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 15,559 and 18,279 as of December 31, 2018 and 2017, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $31.0 million and $30.2 million as of December 31, 2018 and March 31, 2018, respectively.

Available-for-Sale Investments

Available-for-sale investments as of December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$128,934	$1,140	$(2,319)	$(2,462)	$125,293
U.S. government agency mortgage-backed securities	61,243	526	(44)	(1,558)	60,167
Obligations of states and political subdivisions	238,243	5,203	(251)	(2,456)	240,739
Corporate securities	1,576,170	14,898	(8,033)	(26,956)	1,556,079
Mortgage-backed securities	119,006	541	(212)	(1,384)	117,951
Redeemable preferred stocks	1,493	37	–	(20)	1,510
	$2,125,089	$22,345	$(10,859)	$(34,836)	$2,101,739

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Available-for-sale investments as of March 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$123,557	$3,595	$(1,036)	$(203)	$125,913
U.S. government agency mortgage-backed securities	36,416	951	(1)	(93)	37,273
Obligations of states and political subdivisions	178,702	9,938	(217)	(18)	188,405
Corporate securities	1,388,300	50,056	(3,009)	(1,826)	1,433,521
Mortgage-backed securities	94,106	2,072	–	(153)	96,025
Preferred stocks	10,609	321	(29)	(40)	10,861
Common stocks	15,732	12,329	(10)	(189)	27,862
	$1,847,422	$79,262	$(4,302)	$(2,522)	$1,919,860

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $76.0 million during the first nine months of fiscal 2019. The gross realized gains on these sales totaled $0.9 million. The gross realized losses on these sales totaled $0.1 million.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate it on an individual basis for other-than-temporary impairments including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs, if any, through earnings. There were no write downs for the first nine months of fiscal 2019 or 2018.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) (“AOCI”) for first nine months of fiscal 2019 and fiscal 2018.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	December 31, 2018		March 31, 2018
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$58,311	$58,532	$36,446	$36,674
Due after one year through five years	503,227	502,343	441,223	450,816
Due after five years through ten years	648,241	639,629	607,895	626,174
Due after ten years	794,811	781,774	641,411	671,448
	2,004,590	1,982,278	1,726,975	1,785,112

Mortgage-backed securities	119,006	117,951	94,106	96,025
Redeemable preferred stocks	1,493	1,510	2,118	2,247
Equity securities	–	–	24,223	36,476
	$2,125,089	$2,101,739	$1,847,422	$1,919,860

As of March 31, 2018, equity investments were classified as available-for-sale on our balance sheet. However, upon adoption of Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on April 1, 2018, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments. As of December 31, 2018 our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

Estimated Market Value as of
December 31, 2018
(Unaudited)
(In thousands)

Common stocks	$18,298
Non-redeemable preferred stocks	7,305
$25,603

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. Borrowings

Long Term Debt

Long term debt was as follows:

			December 31,	March 31,
	2019 Rate (a)	Maturities	2018	2018
			(Unaudited)
			(In thousands)
Real estate loan (amortizing term)	3.89%	2023	$105,413	$135,287
Senior mortgages	3.72% - 6.62%	2021 - 2038	1,659,930	1,487,645
Working capital loans (revolving credit)	3.59% - 3.72%	2021	335,000	55,000
Fleet loans (amortizing term)	1.95% - 4.66%	2019 - 2025	281,329	342,971
Fleet loans (revolving credit)	3.49% - 3.50%	2021 - 2023	530,000	460,000
Capital leases (rental equipment)	1.92% - 5.04%	2019 - 2025	1,012,791	984,217
Other obligations	2.75% - 8.00%	2019 - 2048	79,064	73,579
Notes, loans and leases payable			4,003,527	3,538,699
Less: Debt issuance costs			(27,763)	(25,623)
Total notes, loans and leases payable, net			$3,975,764	$3,513,076

(a) Interest rate as of December 31, 2018, including the effect of applicable hedging instruments.

Real Estate Backed Loans

Real Estate Loan

Real Estate and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a real estate loan (the “Real Estate Loan”). As of December 31, 2018, the outstanding balance on the Real Estate Loan was $105.4 million.  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers. The final maturity of the term loan is April 2023.

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of December 31, 2018, the applicable LIBOR was 2.39% and the applicable margin was 1.50%, the sum of which was 3.89%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. These senior mortgage loan balances as of December 31, 2018 were in the aggregate amount of $1,659.9 million and mature between 2021 and 2038. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.72% and 6.62%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Working Capital Loans

Various subsidiaries of Real Estate are borrowers under asset-backed working capital loans. As of December 31, 2018, the outstanding balance of these loans in the aggregate was $235.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The final maturity of the loans is between June 2021 and October 2021. The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of December 31, 2018, the applicable LIBOR was 2.34% and the margin was between 1.25% and 1.38%, the sum of which was between 3.59% and 3.72%. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a working capital loan. The current maximum credit commitment is $150.0 million, which can be increased to $300.0 million by bringing in other lenders. As of December 31, 2018, the outstanding balance was $100.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2021. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of December 31, 2018, the applicable LIBOR was 2.32% and the margin was 1.38%, the sum of which was 3.70%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

U-Haul and several of its subsidiaries are borrowers under amortizing term loans. The aggregate balance of the loans as of December 31, 2018 was $281.3 million with the final maturities between April 2019 and November 2025.

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margins. As of December 31, 2018, the applicable LIBOR was between 2.35% and 2.46% and applicable margins were between 1.72% and 1.75%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 3.00% based on current margins. Additionally, $258.6 million of these loans are carried at fixed rates ranging between 1.95% and 4.66%.

AMERCO, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $555.0 million. These loans mature between January 2021 and April 2023. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margin. As of December 31, 2018, the applicable LIBOR was between 2.34% and 2.35%, and the margin was 1.15%, the sum of which was between 3.49% and 3.50%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly. As of December 31, 2018, the aggregate outstanding balance of the loans was $530.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between five and seven years. During the first nine months of fiscal 2019, we entered into $255.3 million of new capital leases. As of December 31, 2018 and March 31, 2018, the balance of our capital leases was $1,012.8 million and $984.2 million, respectively. As of December 31, 2018 the interest rates were between 1.92% and 5.04%. The net book value of the corresponding capitalized assets was $1,479.9 million and $1,407.6 million as of December 31, 2018 and March 31, 2018, respectively.

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

As of December 31, 2018, the aggregate outstanding principal balance of the U-Notes® issued was $82.3 million, of which $3.3 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.75% and 8.00% and maturity dates range between 2019 and 2048.

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of September 30, 2018, the deposits had an aggregate balance of $60.0 million, for which Oxford pays fixed interest rates between 1.67% and 2.95% with maturities between September 29, 2019 and March 29, 2021. As of September 30, 2018, available-for-sale investments held with the FHLB totaled $122.1 million, of which $69.8 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of long-term debt, including capital leases, as of December 31, 2018 for the next five years and thereafter are as follows:

	Twelve Months Ending December 31,
	2019	2020	2021	2022	2023	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and leases payable, secured	$444,230	$537,017	$701,960	$550,082	$421,537	$1,348,701

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
Interest expense	$38,825	$31,983
Capitalized interest	(5,055)	(2,075)
Amortization of transaction costs	909	963
Interest expense resulting from derivatives	148	687
Total interest expense	34,827	31,558

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
Interest expense	$109,241	$93,475
Capitalized interest	(7,701)	(5,769)
Amortization of transaction costs	2,751	2,909
Interest expense resulting from derivatives	820	3,311
Total interest expense	105,111	93,926

Interest paid in cash, including payments related to derivative contracts, amounted to $38.5 million and $32.7 million for the third quarter of fiscal 2019 and 2018, respectively, and $109.6 million and $96.1 million for the first nine months of fiscal 2019 and 2018, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	3.52%	2.47%
Interest rate at the end of the quarter	3.57%	2.56%
Maximum amount outstanding during the quarter	$865,000	$535,000
Average amount outstanding during the quarter	$812,174	$532,261
Facility fees	$41	$159

	Revolving Credit Activity
	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	3.31%	2.38%
Interest rate at the end of the period	3.57%	2.56%
Maximum amount outstanding during the period	$865,000	$538,000
Average amount outstanding during the period	$632,509	$516,349
Facility fees	$313	$284

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. Derivatives

We manage exposure to changes in market interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, with the designated benchmark interest rate being hedged on certain of our LIBOR indexed variable rate debt and a variable rate operating lease. The interest rate swaps effectively fix our interest payments on certain LIBOR indexed variable rate debt. We monitor our positions and the credit ratings of our counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. The following is a summary of our interest rate swap agreements as of December 31, 2018.

Original variable rate debt amount		Agreement Date	Effective Date	Expiration Date	Designated cash flow hedge date
(Unaudited)
(In millions)
$15.1	(a)	3/27/2012	3/28/2012	3/28/2019	3/26/2012
25.0		4/13/2012	4/16/2012	4/1/2019	4/12/2012
44.3		1/11/2013	1/15/2013	12/15/2019	1/11/2013
  Operating lease

As of December 31, 2018, the total notional amount of our variable interest rate swaps on debt and an operating lease was $23.7 million and $4.9 million, respectively.

The derivative fair values were as follows:

	Derivatives Fair Values as of
	December 31, 2018	March 31, 2018
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments
Assets	$240	$437
Liabilities	–	(897)

	The Effect of Interest Rate Contracts on the Statements of Operations for the Nine Months Ended

	December 31, 2018	December 31, 2017
	(Unaudited)
	(In thousands)
Loss recognized in income on interest rate contracts	$820	$3,311
Gain recognized in AOCI on interest rate contracts (effective portion)	$(731)	$(3,655)
Loss reclassified from AOCI into income (effective portion)	$789	$3,308
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$31	$3

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During the first nine months of fiscal 2019, we recognized a net increase in the fair value of our cash flow hedges of $0.6 million, net of taxes. Embedded in this change was $0.8 million of losses reclassified from accumulated other comprehensive income (loss) to interest expense during the first nine months of fiscal 2019. As of December 31, 2018, we expect to reclassify $0.2 million of net gains on interest rate contracts from accumulated other comprehensive income (loss) to earnings as interest expense over the next twelve months.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. Accumulated Other Comprehensive Income (Loss)

A summary of the components of AOCI, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain (Loss) on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance as of March 31, 2018	$(54,853)	$52,509	$(370)	$(1,909)	$(4,623)
Foreign currency translation	(5,081)	–	–	–	(5,081)
Adjustment for adoption of ASU 2016-01	–	(9,724)	–	–	(9,724)
Unrealized net loss on investments	–	(55,830)	–	–	(55,830)
Change in fair value of cash flow hedges	–	–	1,340	–	1,340
Amounts reclassified from AOCI	–	–	(789)	–	(789)
Other comprehensive income (loss)	(5,081)	(65,554)	551	–	(70,084)
Balance as of December 31, 2018	$(59,934)	$(13,045)	$181	$(1,909)	$(74,707)

7. Stockholders’ Equity

The following table summarizes dividends declared and/or paid during fiscal 2019:

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Paid Date
December 5, 2018	$0.50	December 20, 2018	January 7, 2019
August 23, 2018	0.50	September 10, 2018	September 24, 2018
June 6, 2018	0.50	June 21, 2018	July 5, 2018
March 8, 2018	0.50	March 23, 2018	April 6, 2018

On June 8, 2016, our stockholders approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of December 31, 2018, no awards had been issued under this plan.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. Contingent Liabilities and Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2024. As of December 31, 2018, we have guaranteed $11.1 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Operating and ground lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment		Rental Equipment
	Ground	Operating	Operating	Total
	(Unaudited)
	(In thousands)
Year-ended December 31:
2019	$1,024	$18,382	$3,073	$22,479
2020	1,024	17,801	–	18,825
2021	1,028	15,978	–	17,006
2022	1,030	15,452	–	16,482
2023	1,030	14,846	–	15,876
Thereafter	48,876	9,690	–	58,566
Total	$54,012	$92,149	$3,073	$149,234

9. Contingencies

Litigation

On July 1, 2014, a 100-pound propane cylinder allegedly filled at a Philadelphia-area U-Haul Co. of Pennsylvania (“UHPA”) center exploded while in use on a food truck. The explosion killed two people and injured eleven. Following the incident, the injured parties and their estates filed a number of lawsuits against U-Haul and its subsidiary, UHPA, both of which denied the allegations. One plaintiff sued AMERCO, which also denied the allegations. All suits were filed in the Philadelphia Court of Common Pleas. By April 2018, the parties reached agreements to settle the civil cases.  We have paid a total of $27.7 million, representing our self-insured retention and attorney’s fees for all related civil matters.

Following the resolution of the civil claims, in June 2018 the United States Attorney's Office for the Eastern District of Pennsylvania filed an initial six-count indictment and a superseding seven-count indictment against UHPA. The seven-count superseding indictment charged UHPA with allegedly improperly filling propane cylinders that were overdue for periodic requalification, offering such cylinders for transportation, and failing to train UHPA employees dispensing propane.  As of January 29, 2019, the U.S. Attorney's Office agreed to dismiss Counts 1 through 5 alleging UHPA improperly filled propane cylinders that were overdue for periodic requalification and offering such cylinders for transportation.  UHPA entered a plea of guilty on Counts 6 and 7 relating to the training violations set forth above.  The sentencing is scheduled for May 7, 2019.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

SAC Holding Corporation and SAC Holding II Corporation (collectively “SAC Holdings”) were established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we sold real estate and various self-storage properties to SAC Holdings, and such sales provided significant cash flows to us. SAC Holdings, Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini Storage Realty, L.P. (“Private Mini”) are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly owned by Willow Grove Holdings LP (“WGHLP”), which is owned by Mark V. Shoen (a significant shareholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen.

Related Party Revenue

	Quarter Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from Blackwater	$–	$908
U-Haul management fee revenue from Blackwater	5,776	5,661
U-Haul management fee revenue from Mercury	2,123	4,220
	$7,899	$10,789

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
U-Haul interest income revenue from Blackwater	$–	$3,326
U-Haul management fee revenue from Blackwater	18,254	18,054
U-Haul management fee revenue from Mercury	4,253	5,420
	$22,507	$26,800

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”) pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $23.8 million and $23.3 million from the above mentioned entities during the first nine months of fiscal 2019 and 2018, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder), and a trust benefitting the children and grandchildren of Edward J. Shoen.

Related Party Costs and Expenses

	Quarter Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$669	$658
U-Haul commission expenses to Blackwater	14,296	13,433
	$14,965	$14,091

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$2,009	$2,014
U-Haul commission expenses to Blackwater	49,129	46,875
	$51,138	$48,889

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of December 31, 2018, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $18.3 million, expenses of $2.0 million and cash flows of $16.4 million during the first nine months of fiscal 2019. Revenues and commission expenses related to the Dealer Agreements were $229.7 million and $49.1 million, respectively, during the first nine months of fiscal 2019.

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

We have not provided financial or other support explicitly or implicitly during the quarter ended December 31, 2018 to any of these entities that we were not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	December 31,	March 31,
	2018	2018
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	27,280	24,034
U-Haul receivable from Mercury	10,116	10,357
Other (a)	760	(1,115)
	$38,156	$33,276

(a) Timing differences for intercompany balances with insurance subsidiaries resulting from the three month difference in reporting periods.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Consolidating Financial Information by Industry Segment

AMERCO’s three reportable segments are:

  Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate;
  Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA; and
  Life Insurance, comprised of Oxford and its subsidiaries.

Management tracks revenues separately, but does not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products that are required to be classified as a separate operating segment and, accordingly, does not present these as separate reportable segments. Deferred income taxes, net are shown as liabilities on the condensed consolidating statements.

The information includes elimination entries necessary to consolidate AMERCO, the parent, with its subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$905,266	$5,715	$73,404	$–		$984,385
Reinsurance recoverables and trade receivables, net	62,296	97,680	31,788	–		191,764
Inventories and parts, net	96,187	–	–	–		96,187
Prepaid expenses	177,918	–	–	–		177,918
Investments, fixed maturities and marketable equities	–	284,871	1,842,471	–		2,127,342
Investments, other	22,988	69,719	239,825	–		332,532
Deferred policy acquisition costs, net	–	–	140,673	–		140,673
Other assets	80,205	532	3,102	–		83,839
Related party assets	41,289	7,359	16,618	(27,110)	(c)	38,156
	1,386,149	465,876	2,347,881	(27,110)		4,172,796

Investment in subsidiaries	518,629	–	–	(518,629)	(b)	–

Property, plant and equipment, at cost:
Land	910,919	–	–	–		910,919
Buildings and improvements	3,762,491	–	–	–		3,762,491
Furniture and equipment	674,535	–	–	–		674,535
Rental trailers and other rental equipment	572,645	–	–	–		572,645
Rental trucks	4,532,134	–	–	–		4,532,134
	10,452,724	–	–	–		10,452,724
Less: Accumulated depreciation	(2,979,760)	–	–	–		(2,979,760)
Total property, plant and equipment	7,472,964	–	–	–		7,472,964
Total assets	$9,377,742	$465,876	$2,347,881	$(545,739)		$11,645,760

(a) Balances as of September 30, 2018
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating balance sheets by industry segment as of December 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$509,060	$3,745	$4,555	$–		$517,360
Notes, loans and leases payable, net	3,975,764	–	–	–		3,975,764
Policy benefits and losses, claims and loss expenses payable	409,981	229,607	448,154	–		1,087,742
Liabilities from investment contracts	–	–	1,583,885	–		1,583,885
Other policyholders' funds and liabilities	–	5,050	7,857	–		12,907
Deferred income	29,226	–	–	–		29,226
Deferred income taxes, net	738,186	5,658	2,992	–		746,836
Related party liabilities	23,485	3,181	444	(27,110)	(c)	–
Total liabilities	5,685,702	247,241	2,047,887	(27,110)		7,953,720

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	453,326	91,120	26,271	(117,601)	(b)	453,116
Accumulated other comprehensive income (loss)	(74,707)	(3,026)	(10,018)	13,044	(b)	(74,707)
Retained earnings	3,985,717	127,240	281,241	(408,271)	(b)	3,985,927
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(5,143)	–	–	–		(5,143)
Total stockholders' equity	3,692,040	218,635	299,994	(518,629)		3,692,040
Total liabilities and stockholders' equity	$9,377,742	$465,876	$2,347,881	$(545,739)		$11,645,760

(a) Balances as of September 30, 2018
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

(a) Balances as of December 31, 2017
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$627,543	$–	$–	$(1,407)	(c)	$626,136
Self-storage revenues	93,392	–	–	–		93,392
Self-moving and self-storage products and service sales	55,665	–	–	–		55,665
Property management fees	7,899	–	–	–		7,899
Life insurance premiums	–	–	34,778	–		34,778
Property and casualty insurance premiums	–	18,128	–	(460)	(c)	17,668
Net investment and interest income	4,364	4,018	24,248	(419)	(b)	32,211
Other revenue	50,065	–	1,409	(132)	(b)	51,342
Total revenues	838,928	22,146	60,435	(2,418)		919,091

Costs and expenses:
Operating expenses	465,828	9,412	5,216	(1,995)	(b,c)	478,461
Commission expenses	67,493	–	–	–		67,493
Cost of sales	34,149	–	–	–		34,149
Benefits and losses	–	1,733	41,136	–		42,869
Amortization of deferred policy acquisition costs	–	–	6,654	–		6,654
Lease expense	8,026	–	–	(136)	(b)	7,890
Depreciation, net of (gains) losses on disposal	143,473	–	–	–		143,473
Net losses on disposal of real estate	–	–	–	–		–
Total costs and expenses	718,969	11,145	53,006	(2,131)		780,989

Earnings from operations before equity in earnings of subsidiaries	119,959	11,001	7,429	(287)		138,102

Equity in earnings of subsidiaries	14,664	–	–	(14,664)	(d)	–

Earnings from operations	134,623	11,001	7,429	(14,951)		138,102
Other components of net periodic benefit costs	(253)	–	–	–		(253)
Interest expense	(35,114)	–	–	287	(b)	(34,827)
Pretax earnings	99,256	11,001	7,429	(14,664)		103,022
Income tax expense	(20,621)	(2,186)	(1,580)	–		(24,387)
Earnings available to common shareholders	$78,635	$8,815	$5,849	$(14,664)		$78,635

(a) Balances for the quarter ended September 30, 2018
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$576,018	$–	$–	$(1,217)	(c)	$574,801
Self-storage revenues	82,127	–	–	–		82,127
Self-moving and self-storage products and service sales	53,130	–	–	–		53,130
Property management fees	9,881	–	–	–		9,881
Life insurance premiums	–	–	38,957	–		38,957
Property and casualty insurance premiums	–	16,754	–	(661)	(c)	16,093
Net investment and interest income	3,662	3,645	21,887	(373)	(b)	28,821
Other revenue	37,669	–	1,535	(132)	(b)	39,072
Total revenues	762,487	20,399	62,379	(2,383)		842,882

Costs and expenses:
Operating expenses	426,163	8,160	5,521	(2,004)	(b,c)	437,840
Commission expenses	63,487	–	–	–		63,487
Cost of sales	33,995	–	–	–		33,995
Benefits and losses	–	4,644	40,524	–		45,168
Amortization of deferred policy acquisition costs	–	–	5,952	–		5,952
Lease expense	8,498	–	–	(83)	(b)	8,415
Depreciation, net of (gains) losses on disposal	137,061	–	–	–		137,061
Net gains on disposal of real estate	(192,404)	–	–	–		(192,404)
Total costs and expenses	476,800	12,804	51,997	(2,087)		539,514

Earnings from operations before equity in earnings of subsidiaries	285,687	7,595	10,382	(296)		303,368

Equity in earnings of subsidiaries	11,823	–	–	(11,823)	(d)	–

Earnings from operations	297,510	7,595	10,382	(12,119)		303,368
Other components of net periodic benefit costs	(231)	–	–	–		(231)
Interest expense	(31,854)	–	–	296	(b)	(31,558)
Pretax earnings	265,425	7,595	10,382	(11,823)		271,579
Income tax (expense) benefit	263,469	(2,528)	(3,626)	–		257,315
Earnings available to common shareholders	$528,894	$5,067	$6,756	$(11,823)		$528,894

(a) Balances for the quarter ended September 30, 2017
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry segment for the nine months ended December 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,128,120	$–	$–	$(3,669)	(c)	$2,124,451
Self-storage revenues	271,097	–	–	–		271,097
Self-moving and self-storage products and service sales	207,819	–	–	–		207,819
Property management fees	22,507	–	–	–		22,507
Life insurance premiums	–	–	107,586	–		107,586
Property and casualty insurance premiums	–	48,448	–	(1,716)	(c)	46,732
Net investment and interest income	9,757	10,109	66,435	(1,258)	(b)	85,043
Other revenue	174,447	–	3,889	(396)	(b)	177,940
Total revenues	2,813,747	58,557	177,910	(7,039)		3,043,175

Costs and expenses:
Operating expenses	1,467,831	26,027	16,275	(5,768)	(b,c)	1,504,365
Commission expenses	232,084	–	–	–		232,084
Cost of sales	130,432	–	–	–		130,432
Benefits and losses	–	10,957	126,239	–		137,196
Amortization of deferred policy acquisition costs	–	–	18,584	–		18,584
Lease expense	24,637	–	–	(408)	(b)	24,229
Depreciation, net of (gains) losses on disposal	402,525	–	–	–		402,525
Net losses on disposal of real estate	10	–	–	–		10
Total costs and expenses	2,257,519	36,984	161,098	(6,176)		2,449,425

Earnings from operations before equity in earnings of subsidiaries	556,228	21,573	16,812	(863)		593,750

Equity in earnings of subsidiaries	30,306	–	–	(30,306)	(d)	–

Earnings from operations	586,534	21,573	16,812	(31,169)		593,750
Other components of net periodic benefit costs	(760)	–	–	–		(760)
Interest expense	(105,974)	–	–	863	(b)	(105,111)
Pretax earnings	479,800	21,573	16,812	(30,306)		487,879
Income tax expense	(109,774)	(4,359)	(3,720)	–		(117,853)
Earnings available to common shareholders	$370,026	$17,214	$13,092	$(30,306)		$370,026

(a) Balances for the nine months ended September 30, 2018
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating statements of operations by industry segment for the nine months ended December 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,988,430	$–	$–	$(3,213)	(c)	$1,985,217
Self-storage revenues	239,317	–	–	–		239,317
Self-moving and self-storage products and service sales	205,309	–	–	–		205,309
Property management fees	23,474	–	–	–		23,474
Life insurance premiums	–	–	116,910	–		116,910
Property and casualty insurance premiums	–	44,067	–	(1,133)	(c)	42,934
Net investment and interest income	9,496	11,637	62,531	(1,157)	(b)	82,507
Other revenue	144,196	–	4,024	(395)	(b)	147,825
Total revenues	2,610,222	55,704	183,465	(5,898)		2,843,493

Costs and expenses:
Operating expenses	1,310,197	24,632	16,669	(4,716)	(b,c)	1,346,782
Commission expenses	222,203	–	–	–		222,203
Cost of sales	124,456	–	–	–		124,456
Benefits and losses	–	11,954	128,043	–		139,997
Amortization of deferred policy acquisition costs	–	–	18,217	–		18,217
Lease expense	25,460	–	–	(183)	(b)	25,277
Depreciation, net of (gains) losses on disposal	396,540	–	–	–		396,540
Net gains on disposal of real estate	(192,223)	–	–	–		(192,223)
Total costs and expenses	1,886,633	36,586	162,929	(4,899)		2,081,249

Earnings from operations before equity in earnings of subsidiaries	723,589	19,118	20,536	(999)		762,244

Equity in earnings of subsidiaries	25,998	–	–	(25,998)	(d)	–

Earnings from operations	749,587	19,118	20,536	(26,997)		762,244
Other components of net periodic benefit costs	(695)	–	–	–		(695)
Interest expense	(94,925)	–	–	999	(b)	(93,926)
Pretax earnings	653,967	19,118	20,536	(25,998)		667,623
Income tax (expense) benefit	125,773	(6,481)	(7,175)	–		112,117
Earnings available to common shareholders	$779,740	$12,637	$13,361	$(25,998)		$779,740

(a) Balances for the nine months ended September 30, 2017
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$370,026	$17,214	$13,092	$(30,306)	$370,026
Earnings from consolidated entities	(30,306)	–	–	30,306	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	431,652	–	–	–	431,652
Amortization of deferred policy acquisition costs	–	–	18,584	–	18,584
Amortization of debt issuance costs	2,922	–	–	–	2,922
Interest credited to policyholders	–	–	28,540	–	28,540
Change in allowance for losses on trade receivables	129	–	(5)	–	124
Change in allowance for inventories and parts reserve	2,539	–	–	–	2,539
Net gains on disposal of personal property	(29,127)	–	–	–	(29,127)
Net losses on disposal of real estate	10	–	–	–	10
Net gains on sales of investments	–	(3,007)	(587)	–	(3,594)
Deferred income taxes	108,618	3,624	(3,628)	–	108,614
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	2,323	2,000	(2,722)	–	1,601
Inventories and parts	(8,858)	–	–	–	(8,858)
Prepaid expenses	(12,533)	–	–	–	(12,533)
Capitalization of deferred policy acquisition costs	–	–	(19,994)	–	(19,994)
Other assets	159,232	391	(498)	–	159,125
Related party assets	(1,428)	(410)	–	–	(1,838)
Accounts payable and accrued expenses	(16,639)	1,174	10,045	–	(5,420)
Policy benefits and losses, claims and loss expenses payable	(157,470)	(4,751)	2,936	–	(159,285)
Other policyholders' funds and liabilities	–	(327)	3,194	–	2,867
Deferred income	(4,982)	–	–	–	(4,982)
Related party liabilities	(3,039)	318	(548)	–	(3,269)
Net cash provided (used) by operating activities	813,069	16,226	48,409	–	877,704

Cash flows from investing activities:
Escrow deposits	(3,292)	–	–	–	(3,292)
Purchases of:
Property, plant and equipment	(1,325,365)	–	–	–	(1,325,365)
Short term investments	–	(39,251)	(243)	–	(39,494)
Fixed maturities investments	–	(32,862)	(361,404)	–	(394,266)
Equity securities	–	–	(957)	–	(957)
Preferred stock	–	–	(81)	–	(81)
Real estate	(236)	(187)	(82)	–	(505)
Mortgage loans	–	(13,312)	(43,580)	–	(56,892)
Proceeds from sales and paydowns of:
Property, plant and equipment	561,848	–	–	–	561,848
Short term investments	–	47,012	–	–	47,012
Fixed maturities investments	–	9,886	73,881	–	83,767
Equity securities	–	8,608	–	–	8,608
Preferred stock	–	1,625	–	–	1,625
Mortgage loans	–	1,331	115,469	–	116,800
Net cash provided (used) by investing activities	(767,045)	(17,150)	(216,997)	–	(1,001,192)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2018

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	666,232	–	26,900	–	693,132
Principal repayments on credit facilities	(228,223)	–	(26,900)	–	(255,123)
Payments of debt issuance costs	(5,097)	–	–	–	(5,097)
Capital lease payments	(236,683)	–	–	–	(236,683)
Employee stock ownership plan shares	(203)	–	–	–	(203)
Common stock dividend paid	(29,385)	–	–	–	(29,385)
Investment contract deposits	–	–	300,920	–	300,920
Investment contract withdrawals	–	–	(109,641)	–	(109,641)
Net cash provided (used) by financing activities	166,641	–	191,279	–	357,920

Effects of exchange rate on cash	(9,435)	–	–	–	(9,435)

Increase (decrease) in cash and cash equivalents	203,230	(924)	22,691	–	224,997
Cash and cash equivalents at beginning of period	702,036	6,639	50,713	–	759,388
Cash and cash equivalents at end of period	$905,266	$5,715	$73,404	$–	$984,385
	(page 2 of 2)
(a) Balance for the period ended September 30, 2018

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$779,740	$12,637	$13,361	$(25,998)	$779,740
Earnings from consolidated entities	(25,998)	–	–	25,998	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	410,800	–	–	–	410,800
Amortization of deferred policy acquisition costs	–	–	18,217	–	18,217
Amortization of debt issuance costs	2,910	–	–	–	2,910
Interest credited to policyholders	–	–	23,250	–	23,250
Change in allowance for losses on trade receivables	(22)	–	(3)	–	(25)
Change in allowance for inventories and parts reserve	4,334	–	–	–	4,334
Net gains on disposal of personal property	(14,260)	–	–	–	(14,260)
Net gains on disposal of real estate	(192,223)	–	–	–	(192,223)
Net gains on sales of investments	–	(881)	(3,369)	–	(4,250)
Deferred income taxes	(176,566)	(1,315)	(1,166)	–	(179,047)
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(32,898)	6,908	(1,669)	–	(27,659)
Inventories and parts	(17,410)	–	–	–	(17,410)
Prepaid expenses	(22,220)	–	–	–	(22,220)
Capitalization of deferred policy acquisition costs	–	–	(21,501)	–	(21,501)
Other assets	4,649	1,796	(166)	–	6,279
Related party assets	43,822	3,982	–	–	47,804
Accounts payable and accrued expenses	15,455	1,229	10,080	–	26,764
Policy benefits and losses, claims and loss expenses payable	8,427	(6,896)	1,236	–	2,767
Other policyholders' funds and liabilities	–	1,099	(509)	–	590
Deferred income	(1,297)	–	–	–	(1,297)
Related party liabilities	(4,412)	(205)	75	–	(4,542)
Net cash provided by operating activities	782,831	18,354	37,836	–	839,021

Cash flows from investing activities:
Escrow deposits	19,707	–	–	–	19,707
Purchases of:
Property, plant and equipment	(970,472)	–	–	–	(970,472)
Short term investments	–	(39,701)	(9,042)	–	(48,743)
Fixed maturities investments	–	(34,284)	(239,999)	–	(274,283)
Equity securities	–	–	(662)	–	(662)
Preferred stock	–	(1,000)	–	–	(1,000)
Real estate	(1,637)	(16)	(130)	–	(1,783)
Mortgage loans	–	(11,609)	(69,098)	–	(80,707)
Proceeds from sales and paydowns of:
Property, plant and equipment	591,040	–	–	–	591,040
Short term investments	–	43,570	10,749	–	54,319
Fixed maturities investments	–	17,821	84,583	–	102,404
Preferred stock	–	3,188	–	–	3,188
Real estate	5,348	–	–	–	5,348
Mortgage loans	–	3,248	20,478	–	23,726
Net cash used by investing activities	(356,014)	(18,783)	(203,121)	–	(577,918)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2017

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Continuation of consolidating cash flow statements by industry segment for the nine months ended December 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	426,262	–	–	–	426,262
Principal repayments on credit facilities	(303,212)	–	–	–	(303,212)
Payment of debt issuance costs	(4,581)	–	–	–	(4,581)
Capital lease payments	(219,623)	–	–	–	(219,623)
Employee stock ownership plan shares	(6,764)	–	–	–	(6,764)
Securitization deposits	(2,181)	–	–	–	(2,181)
Common stock dividend paid	(19,587)	–	–	–	(19,587)
Investment contract deposits	–	–	347,695	–	347,695
Investment contract withdrawals	–	–	(163,499)	–	(163,499)
Net cash provided (used) by financing activities	(129,686)	–	184,196	–	54,510

Effects of exchange rate on cash	9,468	–	–	–	9,468

Increase (decrease) in cash and cash equivalents	306,599	(429)	18,911	–	325,081
Cash and cash equivalents at beginning of period	671,665	12,725	13,416	–	697,806
Cash and cash equivalents at end of period	$978,264	$12,296	$32,327	$–	$1,022,887
	(page 2 of 2)
(a) Balance for the period ended September 30, 2017

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended December 31, 2018
Total revenues	$880,767	$38,324	$919,091
Depreciation and amortization, net of (gains) losses on disposals	147,868	2,259	150,127
Interest expense	34,051	776	34,827
Pretax earnings	100,832	2,190	103,022
Income tax expense	(23,828)	(559)	(24,387)
Identifiable assets	11,285,627	360,133	11,645,760

Quarter Ended December 31, 2017
Total revenues	$805,692	$37,190	$842,882
Depreciation and amortization, net of (gains) losses on disposals	(51,211)	1,820	(49,391)
Interest expense	30,824	734	31,558
Pretax earnings	269,830	1,749	271,579
Income tax (expense) benefit	264,361	(7,046)	257,315
Identifiable assets	10,186,992	309,967	10,496,959

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine Months Ended December 31, 2018
Total revenues	$2,901,908	$141,267	$3,043,175
Depreciation and amortization, net of (gains) losses on disposals	416,784	4,335	421,119
Interest expense	102,924	2,187	105,111
Pretax earnings	472,302	15,577	487,879
Income tax expense	(113,712)	(4,141)	(117,853)
Identifiable assets	11,285,627	360,133	11,645,760

Nine Months Ended December 31, 2017
Total revenues	$2,707,614	$135,879	$2,843,493
Depreciation and amortization, net of (gains) losses on disposals	216,885	5,649	222,534
Interest expense	91,735	2,191	93,926
Pretax earnings	654,388	13,235	667,623
Income tax (expense) benefit	115,855	(3,738)	112,117
Identifiable assets	10,186,992	309,967	10,496,959

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$277	$269
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	235	218
Other components	18	13
Total other components of net periodic benefit costs	253	231
Net periodic postretirement benefit cost	$530	$500

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$831	$805
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	707	652
Other components	53	43
Total other components of net periodic benefit costs	760	695
Net periodic postretirement benefit cost	$1,591	$1,500

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of December 31, 2018 and March 31, 2018, that are subject to ASC 820 and the valuation approach applied to each of these items.

As of December 31, 2018	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Short term investments	$670,795	$670,795	$–	$–
Fixed maturities - available for sale	2,100,229	7,190	2,092,818	221
Preferred stock	8,815	8,815	–	–
Common stock	18,298	18,298	–	–
Derivatives	4,783	4,543	240	–
Total	$2,802,920	$709,641	$2,093,058	$221

Liabilities
Derivatives	$–	$–	$–	$–
Total	$–	$–	$–	$–

As of March 31, 2018	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short term investments	$475,320	$475,320	$–	$–
Fixed maturities - available for sale	1,881,137	7,567	1,873,293	277
Preferred stock	10,861	10,861	–	–
Common stock	27,862	27,862	–	–
Derivatives	4,825	4,388	437	–
Total	$2,400,005	$525,998	$1,873,730	$277

Liabilities
Derivatives	$897	$–	$897	$–
Total	$897	$–	$897	$–

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table represents the fair value measurements for our assets as of December 31, 2018 using significant unobservable inputs (Level 3).

.	Fixed Maturities - Asset-Backed Securities
(Unaudited)
(In thousands)
Balance as of March 31, 2018	$277

Fixed Maturities - Asset-Backed Securities - redeemed	(95)
Fixed Maturities - Asset-Backed Securities - net gain (unrealized)	39
Balance as of December 31, 2018	$221

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. This is applicable to insurance premiums received in conjunction with equipment rentals, for which we allocate the transaction price relating to these distinct performance obligations covered by Topic 944 on a relative standalone selling price basis.  There were no material contract assets or liabilities as of December 31, 2018 and March 31, 2018.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct in accordance with paragraph 606-10-25-19 of Topic 606. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance for the Management Fee component of the compensation received in exchange for the service. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. Historically these fees have been recognized once fully determinable. Under Topic 606, we measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the Incentive Fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the third quarter and first nine months of fiscal 2019 did not have a material effect on our financial statements.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In the following tables, the revenue is disaggregated by timing of revenue recognition:

	Quarter Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Revenues recognized over time	$662,498	$607,079
Revenues recognized at a point in time	65,372	62,208
Total revenues recognized under ASC 606	727,870	669,287

Revenues recognized under ASC 840	102,863	89,052
Revenues recognized under ASC 944	56,147	55,722
Revenues recognized under ASC 320	32,211	28,821
Total revenues	$919,091	$842,882

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)

Revenues recognized over time	$2,255,541	$2,099,216
Revenues recognized at a point in time	240,281	236,067
Total revenues recognized under ASC 606	2,495,822	2,335,283

Revenues recognized under ASC 840	301,551	261,968
Revenues recognized under ASC 944	160,759	163,735
Revenues recognized under ASC 320	85,043	82,507
Total revenues	$3,043,175	$2,843,493

In the above tables, the revenues recognized over time include self-moving equipment rentals, property management fees, the shipping fees associated with U-Box rentals and a portion of other revenues, whereas revenues recognized at a point in time include self-moving and self-storage products and service sales and a portion of other revenues.

16. Income Taxes

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and repeals the deferral of the phase three tax for life insurance companies. As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the Tax Reform Act.

17. Accounting Pronouncements

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

ASU 2016-02 also aligns key aspects of lessor accounting with the new revenue recognition guidance in Topic 606 (see ASU 2014-09) on the previous page). In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach which includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, (“ASU 2018-11”) which provides an additional transition method allowing entities to only apply the new lease standard in the year of adoption. Additionally, ASU 2018-11 provides a practical expedient for lessors to combine nonlease components with related lease components if certain conditions are met. These ASUs become effective for the Company on April 1, 2019. Early adoption is permitted

The Company is in the process of implementing these ASUs and expects most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will materially increase total assets and total liabilities relative to such amounts prior to adoption. The Company has determined portions of its vehicle rental contracts that convey the right to control the use of identified assets are within the scope of the accounting guidance contained in these ASUs. As discussed in ASU 2014-09, the Company’s rental related revenues are accounted for under the revenue accounting standard Topic 606. The Company plans on adopting ASC Topic 842 and related ASUs on April 1, 2019, using the Effective Date Approach, including the practical expedients allowing entities to not have to reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and related initial direct costs. Additionally, we will adopt the practical expedient for lessors to combine non-lease components with related lease components. We have identified the lease arrangements that are subject to Topic ASC 842 and are in the process of determining the impact on our consolidated financial statements.  For the last ten years, we have reported a discounted estimate of the off-balance sheet lease obligations in our MD&A.

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

18. Subsequent Event

In 2011, Oxford entered into a Reinsurance Agreement with State Mutual Insurance Company (“State Mutual”) to coinsure a block of whole life insurance policies originally issued by State Mutual. The Reinsurance Agreement remained in-force until November 30, 2018. On December 1, 2018, the two companies entered into a Termination Amendment which terminated the Reinsurance Agreement. As a result, Oxford transferred net cash of $64.6 million supporting the net liabilities, less transaction offsets to State Mutual.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments, to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2019, compared with the third quarter and first nine months of fiscal 2018, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2019.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

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

Description of Operating Segments

AMERCO’s three reportable segments are:

  Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the wholly owned subsidiaries of U-Haul and Real Estate;
  Property and Casualty Insurance, comprised of Repwest and its wholly owned subsidiaries and ARCOA; and
  Life Insurance, comprised of Oxford and its wholly owned subsidiaries.

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

uhaul.com® is an online marketplace that connects consumers to our operations as well as independent Moving Help® service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services, throughout the United States and Canada. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Following is a detailed description of the accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments. These estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions, and such differences may be material.

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

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of the changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, the Company has changed its depreciation policy to raise the value threshold before certain assets are capitalized. This change in procedure results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had additional operating expenses of $16.0 million and $18.4 million in the first nine months of fiscal 2019 and 2018, respectively. This change in procedure is expected to benefit the Company through the immediate recognition of tax deductible costs.

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

Due to the nature of the underlying risks and high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle these liabilities cannot be precisely determined and may vary significantly from the estimated liability, especially for long-tailed casualty lines of business such as excess workers’ compensation.  As a result of the long-tailed nature of the excess workers’ compensation policies written by Repwest from 1983 through 2001, it may take a number of years for claims to be fully reported and finally settled.

On a regular basis, management reviews insurance reserve adequacy to determine if existing assumptions need to be updated. In determining the assumptions for calculating workers’ compensation reserves, management considers multiple factors including:

  Claimant longevity,
  Cost trends associated with claimant treatments,
  Changes in ceding entity and third party administrator reporting practices,
  Changes in environmental factors including legal and regulatory,

  Current conditions affecting claim settlements, and
  Future economic conditions including inflation

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including, but not limited to,: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the third quarter or first nine months of fiscal 2019 or 2018.

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

Accounting Pronouncements

Please see Note 17, Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements for Adoption of New Accounting Pronouncements and Recent Accounting Pronouncements.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2018 compared with the Quarter Ended December 31, 2017

Listed below on a consolidated basis are revenues for our major product lines for the third quarter of fiscal 2019 and the third quarter of fiscal 2018:

	Quarter Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$626,136	$574,801
Self-storage revenues	93,392	82,127
Self-moving and self-storage products and service sales	55,665	53,130
Property management fees	7,899	9,881
Life insurance premiums	34,778	38,957
Property and casualty insurance premiums	17,668	16,093
Net investment and interest income	32,211	28,821
Other revenue	51,342	39,072
Consolidated revenue	$919,091	$842,882

Self-moving equipment rental revenues increased $51.3 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018. Improvements came from the One-way and in-town markets and both experienced transaction growth combined with increased revenue per transaction.  Corporate account rentals also contributed to the overall increase. Compared to the same period last year, we increased the number of Company-owned locations along with the number of box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $11.3 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018.  The average monthly amount of occupied square feet increased by 12.2% during the third quarter of fiscal 2019 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 4.9 million net rentable square feet, or a 16.5% increase, with approximately 1.1 million of that coming on during the third quarter of fiscal 2019.

Sales of self-moving and self-storage products and services increased $2.5 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018 primarily from the sales of moving supplies and propane.

Life insurance premiums decreased $4.2 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $1.6 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018 due to an increase in Safetow® and Safestor® sales, which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $3.4 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018 due to a larger invested asset base at our life insurance subsidiary.

Other revenue increased $12.3 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018, primarily coming from growth in our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $919.1 million for the third quarter of fiscal 2019, compared with $842.9 million for the third quarter of fiscal 2018.

Listed below are revenues and earnings from operations at each of our operating segments, for the third quarter of fiscal 2019 and the third quarter of fiscal 2018. The insurance companies third quarters ended September 30, 2018 and 2017.

	Quarter Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$838,928	$762,487
Earnings from operations before equity in earnings of subsidiaries	119,959	285,687
Property and casualty insurance
Revenues	22,146	20,399
Earnings from operations	11,001	7,595
Life insurance
Revenues	60,435	62,379
Earnings from operations	7,429	10,382
Eliminations
Revenues	(2,418)	(2,383)
Earnings from operations before equity in earnings of subsidiaries	(287)	(296)
Consolidated results
Revenues	919,091	842,882
Earnings from operations	138,102	303,368

Total costs and expenses increased $49.1 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018, excluding changes to net (gains) losses on disposal of real estate. Operating expenses for Moving and Storage increased $39.7 million, largely from increased personnel, shipping costs associated with U-Box®, building maintenance and property taxes. These costs were offset by a reduction in repair costs of $10.3 million on rental equipment. Net gains from the disposal of rental equipment decreased $3.4 million.  Compared with the third quarter of fiscal 2018, we have sold fewer used trucks while the average sales proceeds per truck improved.  Depreciation expense associated with our rental fleet decreased $1.6 million.  Depreciation expense on all other assets, largely from buildings and improvements, increased $4.5 million.  Net gains on disposal of real estate decreased $192.4 million.  The decrease was caused by the sale of a portion of our Chelsea, NY property in October 2017 which resulted in a pre-tax gain of $190.7 million in the third quarter of fiscal 2018.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $138.1 million for the third quarter of fiscal 2019, compared with $303.4 million for the third quarter of fiscal 2018.

Interest expense for the third quarter of fiscal 2019 was $34.8 million, compared with $31.6 million for the third quarter of fiscal 2018 primarily due to increased borrowings.

Income tax (expense) benefit was ($24.4) million for the third quarter of fiscal 2019, compared with 257.3 million for the third quarter of fiscal 2018, due to the effects of the Tax Reform Act as enacted on December 22, 2017. Our effective tax rate was 23.7% of net income before taxes for the quarter, compared with (94.7%) in the third quarter of fiscal 2018. In the third quarter of fiscal 2018 our deferred tax liability resulting from the offset of the new Federal income tax rate accounted for a $349.2 million decrease, partially offset by a $10.0 million one time increase resulting from the deemed repatriation of foreign earnings.

As a result of the above-mentioned items, earnings available to common shareholders were $78.6 million for the third quarter of fiscal 2019, compared with $528.9 million for the third quarter of fiscal 2018.

Basic and diluted earnings per share for the third quarter of fiscal 2019 were $4.01, compared with $27.00 for the third quarter of fiscal 2018.

The weighted average common shares outstanding basic and diluted were 19,591,963 for the third quarter of fiscal 2019, compared with 19,589,218 for the third quarter of fiscal 2018.

Moving and Storage

Quarter Ended December 31, 2018 compared with the Quarter Ended December 31, 2017

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the third quarter of fiscal 2019 and the third quarter of fiscal 2018:

	Quarter Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$627,543	$576,018
Self-storage revenues	93,392	82,127
Self-moving and self-storage products and service sales	55,665	53,130
Property management fees	7,899	9,881
Net investment and interest income	4,364	3,662
Other revenue	50,065	37,669
Moving and Storage revenue	$838,928	$762,487

Self-moving equipment rental revenues increased $51.5 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018.  Improvements came from the One-way and in-town markets and both experienced transaction growth combined with increased revenue per transaction.  Corporate account rentals also contributed to the overall increase.  Sales of our Safemove® and related protection packages also contributed to the revenue growth. Compared to the same period last year, we increased the number of Company-owned locations along with the number of box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $11.3 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018.  The average monthly amount of occupied square feet increased by 12.2% during the third quarter of fiscal 2019 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 4.9 million net rentable square feet, or a 16.5% increase, with approximately 1.1 million of that coming on during the third quarter of fiscal 2019.

Sales of self-moving and self-storage products and services increased $2.5 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018, primarily from the sales of moving supplies and propane.

Net investment and interest income increased $0.7 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018.

Other revenue increased $12.4 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018, primarily coming from growth in the U-Box® program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	411	352
Square footage as of December 31	34,693	29,780
Average number of rooms occupied	277	247
Average occupancy rate based on room count	68.0%	70.9%
Average square footage occupied	25,126	22,401

Over the last twelve months we added approximately 4.9 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 6.8%.

Total costs and expenses increased $49.8 million during the third quarter of fiscal 2019, compared with the third quarter of fiscal 2018, excluding changes to net (gains) losses on disposal of real estate. Operating expenses increased $39.7 million, largely from increased personnel, shipping costs associated with U-Box®, building maintenance and property taxes. These costs were offset by a reduction in repair costs of $10.3 million on rental equipment. Net gains from the disposal of rental equipment decreased $3.4 million.  Compared with the third quarter of fiscal 2018, we have sold fewer used trucks while the average sales proceeds per truck improved.  Depreciation expense associated with our rental fleet decreased $1.6 million.  Depreciation expense on all other assets, largely from buildings and improvements increased $4.5 million.  Net gains on disposal of real estate decreased $192.4 million.  The decrease was caused by the sale of a portion of our Chelsea, NY property in October 2017 which resulted in a pre-tax gain of $190.7 million in the third quarter of fiscal 2018.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $120.0 million for the third quarter of fiscal 2019, compared with $285.7 million for the third quarter of fiscal 2018.

Equity in the earnings of AMERCO’s insurance subsidiaries was $14.7 million and $11.8 million for the third quarter of fiscal 2019 and 2018, respectively.

As a result of the above mentioned changes in revenues and expenses, earnings from operations decreased to $134.6 million for the third quarter of fiscal 2019, compared with $297.5 million for the third quarter of fiscal 2018.

Property and Casualty Insurance

Quarter Ended September 30, 2018 compared with the Quarter Ended September 30, 2017

Net premiums were $18.1 million and $16.8 million for the quarters ended September 30, 2018 and 2017, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $4.0 million and $3.6 million for third quarters ended September 30, 2018 and 2017, respectively.  Net gains from the sales of fixed maturities increased $3.1 million.  Updated accounting guidance now requires changes in the market value of equity securities held for investment to be recognized through income.  This accounted for a $2.9 million decrease during the third quarter of fiscal 2019.

Net operating expenses were $9.4 million and $8.2 million for the quarters ended September 30, 2018, due to an increase in commissions, decreased loss adjusting fees and subrogation income.

Benefits and losses incurred were $1.7 million and $4.6 million for the quarters ended September 30, 2018 and 2017, respectively. The decrease was due to favorable loss experience.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $11.0 million and $7.6 million for the third quarters ended September 30, 2018 and 2017, respectively.

Life Insurance

Quarter Ended September 30, 2018 compared with the Quarter Ended September 30, 2017

Net premiums were $34.8 million and $39.0 million for the quarters ended September 30, 2018 and 2017, respectively.  Medicare Supplement premiums decreased by $3.1 million due to the reduction in new sales and policy decrements on the existing business offset by premium rate increases. Premiums on other lines of business decreased $1.1 million, primarily due to the decrease in single premium whole life. Deferred annuity deposits were $106.3 million or $36.4 million above prior year period and are accounted for on the balance sheet as deposits rather than premiums

Net investment income was $24.2 million and $21.9 million for the quarters ended September 30, 2018 and 2017, respectively. Investment income increased $3.3 million from a larger invested assets base, offset by a $1.0 million reduction in realized gains.

Net operating expenses were $5.2 million and $5.5 million for the quarters ended September 30, 2018 and 2017, respectively. The decrease was due to a reduction in commission expense from decreased Medicare supplement premiums and expense allowance on the reinsured block of business.

Benefits and losses incurred were $41.1 million and $40.5 million for the quarters ended September 30, 2018 and 2017, respectively. The variance was primarily due to a $2.6 million increase in interest credited to policyholders on a larger annuity deposit base partially offset by a $1.9 million reduction in Medicare supplement benefits from the declined policies in force.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $6.7 million and $6.0 million for the quarters ended September 30, 2018 and 2017, respectively. The increase was due to an increased annuity DAC asset base supported by sales partially offset by a decrease due to a reduced Medicare supplement DAC asset base from decrements in policies in force.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $7.4 million and $10.4 million for the quarters ended September 30, 2018 and 2017, respectively.

AMERCO and Consolidated Entities

Nine Months Ended December 31, 2018 compared with the Nine Months Ended December 31, 2017

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2019 and the first nine months of fiscal 2018:

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,124,451	$1,985,217
Self-storage revenues	271,097	239,317
Self-moving and self-storage products and service sales	207,819	205,309
Property management fees	22,507	23,474
Life insurance premiums	107,586	116,910
Property and casualty insurance premiums	46,732	42,934
Net investment and interest income	85,043	82,507
Other revenue	177,940	147,825
Consolidated revenue	$3,043,175	$2,843,493

Self-moving equipment rental revenues increased $139.2 million during the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018.  One-way and in-town transactions both increased leading to the improved revenue results.  Sales of our Safemove® and related protection packages contributed to the revenue growth. Compared to the same period last year, we increased the number of Company-owned locations along with the number of box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $31.8 million during the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018.  The average monthly amount of occupied square feet increased by 11.3% during the first nine months of fiscal 2019 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 4.9 million net rentable square feet, or a 16.5% increase, with approximately 3.7 million of that coming on during the first nine months of fiscal 2019.

Sales of self-moving and self-storage products and services increased $2.5 million for the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018 primarily from the sales of moving supplies and propane.

Life insurance premiums decreased $9.3 million during the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $3.8 million during the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018 due to an increase in Safetow® and Safestor® sales which corresponds with increased equipment and storage rental transactions.

Net investment and interest income increased $2.5 million during the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018 due to a larger invested asset base at our life insurance subsidiary. Updated accounting guidance now requires changes in the market value of equity securities held for investment at our insurance subsidiaries to be recognized through income.  This accounted for a $4.3 million decrease during the first nine months of fiscal 2019.

Other revenue increased $30.1 million during the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018, primarily coming from growth in our U-Box® program.

As a result of the items mentioned above, revenues for AMERCO and its consolidated entities were $3,043.2 million for the first nine months of fiscal 2019, as compared with $2,843.5 million for the first nine months of fiscal 2018.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2019 and the first nine months of fiscal 2018. The insurance companies’ first nine months ended September 30, 2018 and 2017.

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$2,813,747	$2,610,222
Earnings from operations before equity in earnings of subsidiaries	556,228	723,589
Property and casualty insurance
Revenues	58,557	55,704
Earnings from operations	21,573	19,118
Life insurance
Revenues	177,910	183,465
Earnings from operations	16,812	20,536
Eliminations
Revenues	(7,039)	(5,898)
Earnings from operations before equity in earnings of subsidiaries	(863)	(999)
Consolidated results
Revenues	3,043,175	2,843,493
Earnings from operations	593,750	762,244

Total costs and expenses increased $175.9 million during the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018, excluding changes to net (gains) losses on disposal of real estate. Operating expenses for Moving and Storage increased $157.6 million, largely from increased personnel, maintenance repairs, shipping costs associated with U-Box®, building maintenance and property taxes. Repair costs accounted for $42.4 million of the increase with the majority of this associated with the portion of the fleet nearing resale. Net gains from the disposal of rental equipment increased $14.9 million.  Compared with the first nine months of fiscal 2018, we have sold more used trucks and the average sales proceeds per truck improved.  Depreciation expense associated with our rental fleet increased $10.0 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $10.9 million.  Net gains on disposal of real estate decreased $192.2 million.  The decrease was caused by the sale of a portion of our Chelsea, NY property in October 2017 which resulted in a pre-tax gain of $190.7 million in the third quarter of fiscal 2018.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $593.8 million for the first nine months of fiscal 2019, as compared with $762.2 million for the first nine months of fiscal 2018.

Interest expense for the first nine months of fiscal 2019 was $105.1 million, compared with $93.9 million for the first nine months of fiscal 2018 primarily due to increased borrowings.

Income tax (expense) benefit was ($117.9) million for the first nine months of fiscal 2019, compared with $112.1 million for first nine months of fiscal 2018 due to the effects of the Tax Reform Act as enacted on December 22, 2017. Our effective tax rate was 24.2% of net income before taxes for the first nine months of fiscal 2019, compared to (16.8%) for the first nine months of fiscal 2018. In first nine months of fiscal 2018 our deferred tax liability resulting from the offset of the new Federal income tax rate accounted for a $349.2 million decrease, partially offset by a $10.0 million one-time increase resulting from the deemed repatriation of foreign earnings.

As a result of the above-mentioned items, earnings available to common shareholders were $370.0 million for the first nine months of fiscal 2019, compared with $779.7 million for the first nine months of fiscal 2018.

Basic and diluted earnings per common share for the first nine months of fiscal 2019 were $18.89, compared with $39.81 for the first nine months of fiscal 2018.

The weighted average common shares outstanding basic and diluted were 19,591,282 for the first nine months of fiscal 2019, compared with 19,588,558 for the first nine months of fiscal 2018.

Moving and Storage

Nine Months Ended December 31, 2018 compared with the Nine Months Ended December 31, 2017

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2019 and the first nine months of fiscal 2018:

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,128,120	$1,988,430
Self-storage revenues	271,097	239,317
Self-moving and self-storage products and service sales	207,819	205,309
Property management fees	22,507	23,474
Net investment and interest income	9,757	9,496
Other revenue	174,447	144,196
Moving and Storage revenue	$2,813,747	$2,610,222

Self-moving equipment rental revenues increased $139.7 million during the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018.  One-way and in-town transactions both increased leading to the improved revenue results.  Sales of our Safemove® and related protection packages contributed to the revenue growth. Compared to the same period last year, we increased the number of Company-owned locations along with the number of box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $31.8 million during the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018.  The average monthly amount of occupied square feet increased by 11.3% during the first nine months of fiscal 2019 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio.  Over the last twelve months we added approximately 4.9 million net rentable square feet, or a 16.5% increase, with approximately 3.7 million of that coming on during the first nine months of fiscal 2019.

Sales of self-moving and self-storage products and services increased $2.5 million for the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018, primarily from the sales of moving supplies and propane.

Net investment and interest income increased $0.3 million during the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018.

Other revenue increased $30.3 million during the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018, primarily coming from growth in our U-Box® program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands, except occupancy rate)
Room count as of December 31	411	352
Square footage as of December 31	34,693	29,780
Average number of rooms occupied	272	245
Average occupancy rate based on room count	69.4%	72.6%
Average square footage occupied	24,553	22,064

Over the last twelve months we added approximately 4.9 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 6.8%.

Total costs and expenses increased $178.7 million during the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018, excluding changes to net (gains) losses on disposal of real estate. Operating expenses for Moving and Storage increased $157.6 million, largely from increased personnel, maintenance repairs, shipping costs associated with U-Box®, building maintenance and property taxes. Repair costs accounted for $42.4 million of the increase with the majority of this associated with the portion of the fleet nearing resale. Net gains from the disposal of rental equipment increased $14.9 million.  Compared with the first nine months of fiscal 2018, we have sold more used trucks and the average sales proceeds per truck improved.  Depreciation expense associated with our rental fleet increased $10.0 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $10.9 million.  Net gains on disposal of real estate decreased $192.2 million.  The decrease was caused by the sale of a portion of our Chelsea, NY property in October 2017 which resulted in a pre-tax gain of $190.7 million in the third quarter of fiscal 2018.

As a result of the above mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $556.2 million for the first nine months of fiscal 2019, compared with $723.6 million for the first nine months of fiscal 2018.

Equity in the earnings of AMERCO’s insurance subsidiaries was $30.3 million for the first nine months of fiscal 2019, compared with $26.0 million for the first nine months of fiscal 2018.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $586.5 million for the first nine months of fiscal 2019, compared with $749.6 million for the first nine months of fiscal 2018.

Property and Casualty Insurance

Nine Months Ended September 30, 2018 compared with the Nine Months Ended September 30, 2017

Net premiums were $48.4 million and $44.1 million for the first nine months ended September 30, 2018 and 2017, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $10.1 million and $11.6 million for the nine months ended September 30, 2018 and 2017, respectively.  Net gains from the sale of fixed maturities increased $3.4 million. Updated accounting guidance now requires changes in the market value of equity securities held for investment to be recognized through income.  This accounted for a $4.3 million decrease during the first nine months.

Net operating expenses were $26.0 million and $24.6 million for the nine months ended September 30, 2018 and 2017, respectively. The change was due to an increase in commissions, decreased loss adjusting fees and subrogation income.

Benefits and losses incurred were $11.0 million and $12.0 million for the first nine months ended September 30, 2018 and 2017, respectively. The increase resulted from increased premium volume in the Safe and Self Storage Programs.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $21.6 million and $19.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Life Insurance

Nine Months Ended September 30, 2018 compared with the Nine Months Ended September 30, 2017

Net premiums were $107.6 million and $116.9 million for the nine months ended September 30, 2018 and 2017, respectively. Medicare Supplement premiums decreased by $9.6 million due to the reduction in new sales and policy decrements on the existing business offset by premium rate increases. Premiums on other lines of business increased $0.3 million. Deferred annuity deposits were $270.9 million or $28.2 million above prior year period and are accounted for on balance sheet as deposits rather than premiums.

Net investment income was $66.4 million and $62.5 million for the nine months ended September 30, 2018 and 2017, respectively. Investment income from fixed maturities and other invested assets increased $6.5 million from a larger invested asset base, partially offset by realized losses of $2.6 million.

Net operating expenses were $16.3 million and $16.7 million for the nine months ended September 30, 2018 and 2017, respectively. A decrease was primarily due to a reduction in commission expense from decreased Medicare supplement premiums.

Benefits and losses incurred were $126.2 million and $128.0 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease was due to a $7.6 million reduction in Medicare supplement and other health benefits from the declined policies in force along with $0.4 million decrease in life insurance benefits. Partially offsetting this was a $5.2 million increase in interest credited to policyholders on a larger annuity deposit base coupled with $1.0 million increase in supplementary annuity contract disbursements.

DAC, SIA and VOBA was $18.6 million and $18.2 million for the nine months ended September 30, 2018 and 2017, respectively. The increase was due to an increased annuity DAC asset base supported by sales partially offset by a decrease due to lower DAC amortization on Medicare Supplement from the reduction in DAC asset.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $16.8 million and $20.5 million for the nine months ended September 30, 2018 and 2017, respectively.

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

As of December 31, 2018, cash and cash equivalents totaled $984.4 million, compared with $759.4 million at March 31, 2018. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of December 31, 2018 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$905,266	$5,715	$73,404
Other financial assets	126,573	459,629	2,130,702
Debt obligations	3,975,764	–	–

(a) As of September 30, 2018

As of December 31, 2018, Moving and Storage had additional borrowing capacity available under existing credit facilities of $75.0 million. The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $38.7 million in the first nine months of fiscal 2019 compared with the first nine months of fiscal 2018 from operations and reduced federal income tax payments.

Net cash used in investing activities increased $423.3 million in the first nine months of fiscal 2019, compared with the first nine months of fiscal 2018. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, increased $354.9 million. Cash from the sales of property, plant and equipment decreased $29.2 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $12.3 million compared with the same period last year.

Net cash provided by financing activities increased $303.4 million in the first nine months of fiscal 2019, as compared with the first nine months of fiscal 2018. This was due to a combination of increased debt and capital lease repayments of $31.0 million, an increase in cash from borrowings of $240.0 million, an increase in net annuity deposits from Life Insurance of $7.1 million and an increase in common stock dividends paid of $9.8 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2019, we will reinvest in our truck and trailer rental fleet approximately $570 million, net of equipment sales excluding any lease buyouts. Through the first nine months of fiscal 2019, we have invested, net of equipment sales, approximately $323 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2019 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the remaining fiscal 2019 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through construction loans and internally generated funds. For the first nine months of fiscal 2019, we invested approximately $639 million in real estate acquisitions, new construction and renovation and major repairs. For the remainder of fiscal 2019, the timing of new projects will be dependent upon several factors including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $763.5 million and $379.4 million for the first nine months of fiscal 2019 and 2018, respectively. The components of our net capital expenditures are provided in the following table:

	Nine Months Ended December 31,
	2018	2017
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$882,186	$787,976
Equipment lease buyouts	18,697	2,942
Purchases of real estate, construction and renovations	639,268	399,510
Other capital expenditures	40,500	103,783
Gross capital expenditures	1,580,651	1,294,211
Less: Lease proceeds	(255,286)	(323,739)
Less: Sales of property, plant and equipment	(561,848)	(591,040)
Net capital expenditures	763,517	379,432

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

Property and Casualty Insurance’s stockholders’ equity was $218.6 million and $211.2 million as of September 30, 2018 and December 31, 2017, respectively. The increase resulted from net earnings of $17.2 million and a decrease in other comprehensive income (loss) of $9.8 million and a one-time reclass of $9.7 million between other comprehensive income (loss) and beginning retained earnings due to the implementation of ASU 2016-01. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance’s net deposits for the nine months ended September 30, 2018 were $191.3 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholders’ equity was $300.0 million and $332.9 million as of September 30, 2018 and December 31, 2017, respectively. The decrease resulted from a reduction in other comprehensive income of $13.1 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio, offset by net earnings of $46.0 million. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of September 30, 2018, Oxford had outstanding deposits of $60.0 million through its membership in the FHLB system. For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities were $813.1 million and $782.8 million for the first nine months of fiscal 2019 and 2018 from operations and reduced federal income tax payments.

Property and Casualty Insurance

Net cash provided by operating activities were $16.2 million and $18.4 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $8.3 million and $11.6 million as of September 30, 2018 and December 31, 2017, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $48.4 million and $37.8 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in operating cash flows was due to an increase in investment income along with a decrease in benefits, commissions and federal income tax.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of September 30, 2018 and December 31, 2017, cash and cash equivalents and short-term investments amounted to $73.5 million and $50.7 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of December 31, 2018, we had available borrowing capacity under existing credit facilities of $75.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. As of December 31, 2018, we had $0.2 million of available-for-sale assets classified in Level 3.

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

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2024. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, we have guaranteed $11.1 million of residual values as of December 31, 2018 for these assets at the end of their respective lease terms. We have been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of our minimum lease payments and residual value guarantees were $14.0 million as of December 31, 2018.

Historically, we have used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when our overall borrowing structure was more limited. We do not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders. SAC Holdings, Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini are substantially controlled by Blackwater. Blackwater is wholly owned by Willow Grove Holding LP (“WGHLP”), which is owned by Mark V. Shoen (a significant shareholder) and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen.

We currently manage the self-storage properties owned or leased by Blackwater and Mercury pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $23.8 million and $23.3 million from the above mentioned entities for both the first nine months of fiscal 2019 and 2018. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen (a significant shareholder) and a trust benefitting the children and grandchildren of Edward J. Shoen (our Chairman of the Board, President and a significant shareholder).

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. Total lease payments pursuant to such leases were $2.0 million and $2.0 million in the first nine months of fiscal 2019 and 2018, respectively. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of December 31, 2018, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $49.1 million and $46.9 million in commissions pursuant to such dealership contracts during the first nine months of fiscal 2019 and 2018, respectively.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $18.3 million, expenses of $2.0 million and cash flows of $16.4 million during the first nine months of fiscal 2019. Revenues and commission expenses related to the Dealer Agreements were $229.7 million and $49.1 million, respectively during the first nine months of fiscal 2019.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease.  We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of December 31, 2018:

Notional Amount		Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$4,948	(a)	$13	3/28/2012	3/28/2019	1.42%	1 Month LIBOR
7,917		24	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
15,749		203	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

(a) operating lease

As of December 31, 2018, we had $993.1 million of variable rate debt obligations and $4.9 million of a variable rate operating lease. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $9.7 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.7% and 4.8% of our revenue was generated in Canada during the first nine months of fiscal 2019 and 2018, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the degree and nature of our competition; our leverage; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; the limited number of manufacturers that supply our rental trucks; our ability to effectively hedge our variable interest rate debt; that we are controlled by a small contingent of stockholders; fluctuations in quarterly results and seasonality; changes in, and our compliance with, government regulations, particularly environmental regulations and regulations relating to motor carrier operations; outcomes of litigation; our reliance on our third party dealer network; liability claims relating to our rental vehicles and equipment; our ability to attract, motivate and retain key employees; reliance on our automated systems and the internet; our credit ratings; our ability to recover under reinsurance arrangements and other factors described in our Annual Report on Form 10-K in Item 1A. Risk Factors, and in this Quarterly Report or the other documents we file with the SEC. The above factors, as well as other statements in this Quarterly Report and in the Notes to Condensed Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by law.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
4.1	Thirty-Fourth Supplemental Indenture and Pledge and Security Agreement dated October 23, 2018, by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 23, 2018, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2019	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: February 6, 2019	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)
Date: February 6, 2019	/s/ Mary K. Thompson
Mary K. Thompson
Chief Accounting Officer