Form 10-K
period 2019-03-31
AMERCO /NV/
filed 2019-05-29
CIK 4457

United States Securities and exchange commission

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]Annual Report Pursuant to Section 13 or 15(d) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2019

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

The aggregate market value of AMERCO common stock held by non-affiliates on September 28, 2018 was $3,167,360,502. The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at May 24, 2019.

Documents incorporated by reference: portions of AMERCO’s definitive proxy statement for the 2019 annual meeting of stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2019, are incorporated by reference into Part III of this report.

Part i

Item 1. Business

Company Overview

We are North America’s largest “do-it-yourself” moving and storage operator through our subsidiary U-Haul International, Inc. (“U-Haul”). U-Haul is synonymous with “do-it-yourself” moving and storage and is a leader in supplying products and services to help people move and store their household and commercial goods. Our primary service objective is to “provide a better and better product and service to more and more people at a lower and lower cost.” Unless the context otherwise requires, the terms “AMERCO,” “Company,” “we,” “us,” or “our” refer to AMERCO, a Nevada corporation, and all of its legal subsidiaries, on a consolidated basis.

We were founded in 1945 as a sole proprietorship under the name "U-Haul Trailer Rental Company" and have rented trailers ever since. Starting in 1959, we rented trucks on a one-way and in-town basis exclusively through independent U-Haul® dealers. In 1973, we began developing our network of U-Haul® managed retail stores, through which we rent our trucks and trailers, self-storage units and portable moving and storage units and sell moving and self-storage products and services to complement our independent dealer network.

We rent our distinctive orange and white U-Haul® trucks and trailers as well as offer self-storage units through a network of 1,981 Company-operated retail moving stores and over 20,000 independent U-Haul® dealers. We also sell U-Haul® brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our uhaul.com® and eMove® websites.

We believe U-Haul® is the most convenient supplier of products and services addressing the needs of the United States and Canada’s “do-it-yourself” moving and storage markets. Our broad geographic coverage throughout the United States and Canada and our extensive selection of U-Haul® brand moving equipment rentals, self-storage units, portable moving and storage units and related moving and storage products and services provide our customers with convenient “one-stop” shopping.

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

Available Information

AMERCO® and U-Haul® are each incorporated in Nevada. The internet address for U-Haul is uhaul.com. On AMERCO’s investor relations website, amerco.com, we post the following filings as soon as practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, proxy statements related to meetings of our stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also use our investor relations website as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD. All such filings on our website are available free of charge. Additionally, you will find these materials on the SEC’s website at sec.gov.

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

As of March 31, 2019, our rental fleet consisted of approximately 167,000 trucks, 120,000 trailers and 43,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving stores and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul® rentals.

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

We also provide customers with equipment to transport their vehicles. We provide two towing options: auto transport, in which all four wheels are off the ground, and a tow dolly, in which the front wheels of the towed vehicle are off the ground.

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

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul® self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. As of March 31, 2019, we operate 1,631 self-storage locations in the United States and Canada, with nearly 697,000 rentable storage units comprising 60.7 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate-controlled storage units to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

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

We own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services. Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse affect on our business. We consider the trademark “U-Haul®” to be of material importance to our business in addition, but not limited to, the U.S. trademarks and service marks “AMERCO®”, “eMove®”, “Gentle Ride SuspensionSM”, “In-Town®”, “Lowest DecksSM”, “Moving made Easier®”, “Make Moving Easier®”, “Mom’s Attic®”, “Moving Help®”, “Moving Helper®”, “Safemove®”, “Safemove Plus®”, “Safestor®”, “Safestor Mobile®”, “Safetow®”,  “U-Box®”, “uhaul.com®”, “U-Haul Investors Club®”, “U-Haul Truck Share®”, “U-Haul Truck Share 24/7®“ “U-Note®”, “WebSelfStorage®”, and “U-Haul Smart Mobility Center®”, among others, for use in connection with the moving and storage business.

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

Net revenue from Moving and Storage was approximately 94.0%, 91.3% and 90.8% of consolidated net revenue in fiscal 2019, 2018 and 2017, respectively.

The total number of rental trucks in the fleet increased during fiscal 2019 as the pace of new additions was greater than those trucks removed for retirement and sale. These additions and replacements to the fleet were a combination of U-Haul® manufactured vehicles and purchases. As new trucks are added to the fleet, we typically remove older trucks from the fleet.

Within our truck and trailer rental operation, we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul® maximizes vehicle utilization by managing distribution of the truck and trailer fleets among the 1,981 Company-operated stores and 20,000 independent dealers. Utilizing its proprietary reservations management system, our centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Over half of all U-Move® rental revenue originated from our operated centers.

At our owned and operated retail stores we are implementing new initiatives to improve customer service. These initiatives include improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effectively marketing our broad line of self-moving related products and services, expanding accessibility to provide more convenience to our customers, and enhancing our ability to properly staff locations during our peak hours of operations by attracting and retaining “moonlighters” (part-time U-Haul® employees with full-time jobs elsewhere) during our peak hours of operation. As of April 2017, U-Haul expanded it’s offering of U-Haul Truck Share 24/7® to our entire network in the United States and Canada. U-Haul currently has several U.S. Patents pending on its U-Haul Truck Share 24/7® system.

Our self-moving related products and services, such as boxes, pads and insurance, help our customers have a better moving experience and help them to protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

Our self-storage business operations consist of the rental of self-storage units, portable moving and storage units, sales of self-storage related products, the facilitation of sales of services, and the management of self-storage facilities owned by others.

U-Haul® is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul® operates nearly 697,000 rentable storage units, comprising 60.7 million square feet of rentable storage space with locations in 50 states and 10 Canadian provinces. Our owned and managed self-storage facility locations range in size up to 309,000 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

The primary market for storage units is the storage of household goods. We believe that our self-storage services provide a competitive advantage through such things as Max Security, an electronic system that monitors the storage facility 24 hours a day, climate control in select units, individually alarmed units, extended hours access, and an internet-based customer reservation and account management system.

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

Net revenue from Property and Casualty Insurance was approximately 1.9%, 2.0% and 2.0% of consolidated net revenue in fiscal 2019, 2018 and 2017, respectively.

Life Insurance Operating Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from Life Insurance was approximately 4.1%, 6.7% and 7.2% of consolidated net revenue in fiscal 2019, 2018 and 2017, respectively.

Employees

As of March 31, 2019, we employed over 30,000 people throughout the United States and Canada with approximately 99% of these employees working within Moving and Storage and approximately 54% of these employees working on a part-time basis.

Sales and Marketing

We promote U-Haul® brand awareness through direct and co-marketing arrangements. Our direct marketing activities consist of web-based initiatives, print and social media as well as trade events, movie and television cameos of our rental fleet and boxes, and industry and consumer communications. We believe that our rental equipment is our best form of advertisement. We support our independent U-Haul® dealers through marketing U-Haul® moving and self-storage rentals, products and services.

Our marketing plan focuses on maintaining our leadership position in the “do-it-yourself” moving and storage industry by continually improving the ease of use and economy of our rental equipment, by providing added convenience to our retail centers, through independent U-Haul dealers, and by expanding the capabilities of our U-Haul websites.

A significant driver of rental transaction volume is our utilization of an online reservation and sales system, through uhaul.com and our 24-hour 1-800-GO-U-HAUL telephone reservations system. These points of contact are prominently featured and are a major driver of customer lead sources.

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

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. We believe the principal competitive factors in this industry are convenience of rental locations, availability of quality rental moving equipment, breadth of essential services and products and total cost. Financial results for the Company can be adversely impacted by aggressive pricing from our competitors. Some of our competitors may have greater financial resources than we have. We cannot assure you that we will be able to maintain existing rental prices or implement price increases. Moreover, if our competitors reduce prices and we are not able or willing to do so as well, we may lose rental volume, which would likely have a materially adverse effect on our results of operations. Numerous potential competitors are working to establish paradigm shifting technologies from self-driving vehicles to ride-hailing services and other technologies that connect riders with vehicles.

The self-storage industry is large and highly fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of our facilities. Competition might cause us to experience a decrease in occupancy levels, limit our ability to raise rental rates or require us to offer discounted rates that would have a material effect on results of operations and financial condition. Entry into the self-storage business may be accomplished through the acquisition of existing facilities by persons or institutions with the required initial capital. Development of new self-storage facilities is more difficult however, due to land use, zoning, environmental and other regulatory requirements. The self-storage industry has in the past experienced overbuilding in response to perceived increases in demand. We cannot assure you that we will be able to successfully compete in existing markets or expand into new markets.

We are highly leveraged.

As of March 31, 2019, we had total debt outstanding of $4,210.2 million and total undiscounted operating and ground lease commitments of $148.0 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways among other considerations:

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

Uncertainty regarding LIBOR may adversely impact our indebtedness under our credit and loan facilities.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, the future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate our credit and loan facilities extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities to replace LIBOR with the new standard that is established. The potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

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

Should credit markets in the United States tighten or if interest rates increase significantly, we may not be able to refinance existing debt or find additional financing on favorable terms, if at all.  If one or more of the financial institutions that support our existing credit facilities fails or opts not to continue to lend to us, we may not be able to find a replacement, which would negatively impact our ability to borrow under credit facilities.  If our operating results were to worsen significantly and our cash flows or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

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

Willow Grove Holdings LP, directly and through controlled entities (“WGHLP”), owns 8,309,584 shares of AMERCO common stock, and together with Edward J. Shoen and Mark V. Shoen, owns 8,361,731 shares (approximately 42.6%) of AMERCO common stock.  The general partner of WGHLP controls the voting and disposition decisions with respect to the common stock of AMERCO owned by WGHLP, and is managed by Edward J. Shoen (the Chairman of the Board of Directors and Chief Executive Officer of AMERCO) and his brother, Mark V. Shoen.  Accordingly, Edward J. Shoen and Mark V. Shoen are in a position to significantly influence our business and policies, including the approval of certain significant transactions, the election of the members of our Board of Directors (the “Board”) and other matters submitted to our stockholders. There can be no assurance that their interests will not conflict with the interests of our other stockholders.

In addition, 1,084,571 shares (approximately 5.5%) of AMERCO common stock are owned under our Employee Stock Ownership Plan (“ESOP”).  Each ESOP participant is entitled to vote the shares allocated to himself or herself in their discretion.  In the event an ESOP participant does not vote his or her shares, such shares shall be voted by the ESOP trustee, in the ESOP trustee’s discretion.

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

Our business plan relies upon a network of independent dealers strategically located throughout the United States and Canada.  As of March 31, 2019 we had over 20,000 independent equipment rental dealers.  In fiscal 2019, less than half of all U-Move® rental revenue originated through this network.

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

In June 2018, A.M. Best affirmed the financial strength rating for Oxford and Christian Fidelity Life Insurance Company (“CFLIC”) of A- with a stable outlook and affirmed the financial strength rating for North American Insurance Company (“NAI”) of B++ with a stable outlook. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

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

At December 31, 2018, Repwest reported $2.3 million of reinsurance recoverables, net of allowances and $94.9 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $60.6 million.

Recent changes to U.S. tax laws may adversely affect our financial condition or results of operations and create the risk that we may need to adjust our accounting for these changes.

The Tax Cuts and Jobs Act (“Tax Reform Act”) made significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours.  For instance, as a result of lower corporate tax rates, the Tax Reform Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities.  It also limits interest expense deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures.  Other provisions have international tax consequences for businesses like ours that operate internationally. The Tax Reform Act is unclear in certain respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities, and the Tax Reform Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Tax Reform Act. The accounting treatment of these tax law changes was complex, and some of the changes affected both current and future periods.  Others primarily affected future periods.  As discussed elsewhere in this Annual Report, our analysis and computations of the tax effects of the Tax Reform Act on us was complete as of December 22, 2018.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul® equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate 1,981 U-Haul® retail centers of which 488 U-Haul branded locations are managed for subsidiaries of WGHLP and Mercury, and 11 manufacturing and assembly facilities. We also operate over 141 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of Moving and Storage.

Item 3. Legal Proceedings

Litigation

On July 1, 2014, a 100-pound propane cylinder exploded while in use on a food truck in Philadelphia, Pennsylvania. The explosion killed two people and injured eleven. Following the incident, the injured parties and their estates filed a number of lawsuits in the Philadelphia Court of Common Pleas against U-Haul and its subsidiary, U-Haul Co. of Pennsylvania (“UHPA”), alleging that UHPA improperly filled propane cylinders that were overdue for periodic requalification and offered such cylinders for transportation, which allegedly caused the deaths and injuries. One plaintiff also sued AMERCO.  All U-Haul defendants denied the allegations. The parties reached agreements to settle the civil cases by April 2018.  We have paid a total of $27.9 million, representing our self-insured retention and attorney’s fees for all related civil matters.

In June 2018, following the resolution of the civil claims, the United States Attorney's Office for the Eastern District of Pennsylvania filed an initial 6-count indictment and a superseding 7-count indictment against UHPA.  In January 2019, the U.S. Attorney's Office agreed to dismiss Counts 1 through 5 alleging UHPA improperly filled propane cylinders that were overdue for periodic requalification and offering such cylinders for transportation.  UHPA entered a guilty plea with respect to Counts 6 and 7 relating to a failure to properly train UHPA employees dispensing propane and documentation thereof.  On May 7, 2019, the United States District Court for the Eastern District of Pennsylvania accepted the plea agreement and imposed a $1 million fine and two years of probation on UHPA.  UHPA was also ordered to pay $800 in associated court fees.

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

Other

We are named as a defendant in various other litigations and claims arising out of the normal course of business. In management’s opinion, none of these other matters will have a material effect on our financial position and results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

Part ii

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of May 9, 2019, there were approximately 2,800 holders of record of our common stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings. AMERCO’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “UHAL”.

Dividends

AMERCO® does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances.

The following table lists the dividends that have been declared and issued since July 2017.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 6, 2019	$0.50	March 21, 2019	April 4, 2019
December 5, 2018	0.50	December 20, 2018	January 7, 2019
August 23, 2018	0.50	September 10, 2018	September 24, 2018
June 6, 2018	0.50	June 21, 2018	July 5, 2018
March 8, 2018	0.50	March 23, 2018	April 6, 2018
December 6, 2017	0.50	December 21, 2017	January 5, 2018
July 5, 2017	1.00	July 20, 2017	August 3, 2017

See Note 20, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock for the period March 31, 2014 through March 31, 2019 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2014 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on NASDAQ on March 31, 2015, 2016, 2017, 2018 and 2019.

Fiscal years ended March 31:	2014	2015	2016	2017	2018	2019

AMERCO	$100	$141	$154	$165	$151	$163
Dow Jones US Total Market	100	108	107	125	146	157
Dow Jones US Transportation Average	100	114	104	119	136	136

Item 6.Selected Financial Data

The following selected financial data should be read in conjunction with the MD&A, and the Consolidated Financial Statements and related notes in this Annual Report.

Listed below is selected financial data for AMERCO and consolidated subsidiaries for each of the last five years:

	Years Ended March 31,
	2019	2018	2017	2016	2015
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$2,653,497	$2,479,742	$2,362,833	$2,297,980	$2,146,391
Self-storage revenues	367,276	323,903	286,886	247,944	211,136
Self-moving and self-storage products and service sales	264,146	261,557	253,073	251,541	244,177
Property management fees	29,148	29,602	29,075	26,533	25,341
Life insurance premiums	63,488	154,703	163,579	162,662	156,103
Property and casualty insurance premiums	60,853	57,100	52,334	50,020	46,456
Net investment and interest income	110,934	110,473	102,276	86,617	84,728
Other revenue	219,365	184,034	171,711	152,171	160,199
Total revenues	3,768,707	3,601,114	3,421,767	3,275,468	3,074,531

Operating expenses	1,981,180	1,807,056	1,567,181	1,469,260	1,478,675
Commission expenses	288,408	276,705	267,230	262,627	249,642
Cost of sales	162,142	160,489	152,485	144,990	146,072
Benefits and losses	100,277	185,311	182,710	167,436	158,760
Amortization of deferred policy acquisition costs	28,556	24,514	26,218	23,272	19,661
Lease expense	33,158	33,960	37,343	49,780	79,798
Depreciation, net gains on disposals (a)	554,043	543,247	449,025	291,235	279,107
Net gains on disposal of real estate	(44)	(195,414)	(3,590)	(545)	(942)
Total costs and expenses	3,147,720	2,835,868	2,678,602	2,408,055	2,410,773

Earnings from operations	620,987	765,246	743,165	867,413	663,758
Other components of net periodic benefit costs	(1,013)	(927)	(902)	(787)	(734)
Interest expense	(142,445)	(126,706)	(113,406)	(97,715)	(97,525)
Fees and amortization on early extinguishment of debt	–	–	(499)	–	(4,081)
Pretax earnings	477,529	637,613	628,358	768,911	561,418
Income tax benefit (expense)	(106,672)	152,970	(229,934)	(279,910)	(204,677)
Earnings available to common shareholders	$370,857	$790,583	$398,424	$489,001	$356,741
Basic and diluted earnings per common share	$18.93	$40.36	$20.34	$24.95	$18.21
Weighted average common shares outstanding: Basic and diluted	19,592,048	19,588,889	19,586,606	19,596,110	19,586,633
Cash dividends declared and accrued Common stock	39,180	39,175	39,171	97,960	19,594

Balance Sheet Data:
Property, plant and equipment, net	$7,933,971	$6,816,741	$5,957,735	$5,017,511	$4,107,637
Total assets	11,891,713	10,747,422	9,405,840	8,109,288	6,855,600
Notes, loans and leases payable, net	4,163,323	3,513,076	3,262,880	2,647,396	2,174,294
Stockholders' equity	3,692,389	3,408,708	2,619,744	2,251,406	1,884,359

(a) Net gains were ($27.0) million, ($11.8) million, ($32.5) million, ($98.2) million and ($73.7) million for fiscal 2019, 2018, 2017, 2016 and 2015, respectively.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2019 compared with fiscal 2018, and for fiscal 2018 compared with fiscal 2017, which are followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for fiscal 2020.

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

AMERCO has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2018, 2017 and 2016 correspond to fiscal 2019, 2018 and 2017 for AMERCO.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and portable moving and storage units and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage units and portable moving and storage units available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our eMove capabilities.

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

A VIE is not self-supportive due to having one or both of the following conditions: (i) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or (ii) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and is re-assessed on an on-going basis should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration. After a reconsideration event occurs the facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(ies) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary. Determination of the primary beneficiary, if any, is based on a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

We will continue to monitor our relationships with the other entities regarding who is the primary beneficiary, which could change based on facts and circumstances of any reconsideration events.

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense, if any, incurred during the initial construction of buildings is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment, other than real estate (“personal property”), are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, we raised the value threshold before certain assets are capitalized within our depreciation policy. This change in threshold, results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. This change in threshold benefited us through the immediate recognition of tax deductible costs.

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

  Claimant longevity,
  Cost trends associated with claimant treatments,
  Changes in ceding entity and third party administrator reporting practices,
  Changes in environmental factors including legal and regulatory,
  Current conditions affecting claim settlements, and
  Future economic conditions including inflation.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in fiscal 2019, 2018 and 2017.

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

Subsequent Events

Please see Note 22, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Recent Accounting Pronouncements

Please see Note 3, Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

AMERCO and Consolidated Subsidiaries

Fiscal 2019 Compared with Fiscal 2018

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2019 and fiscal 2018:

	Year Ended March 31,
	2019	2018
	(In thousands)
Self-moving equipment rentals	$2,653,497	$2,479,742
Self-storage revenues	367,276	323,903
Self-moving and self-storage products and service sales	264,146	261,557
Property management fees	29,148	29,602
Life insurance premiums	63,488	154,703
Property and casualty insurance premiums	60,853	57,100
Net investment and interest income	110,934	110,473
Other revenue	219,365	184,034
Consolidated revenue	$3,768,707	$3,601,114

Self-moving equipment rental revenues increased $173.8 million during fiscal 2019, compared with fiscal 2018. During fiscal 2019 we expanded the number of Company-owned locations along with independent dealers, and increased the number of trucks, trailers and towing devices in our rental fleet.  In the third and fourth quarters we saw revenue improvements in our corporate account business.  Revenue and transactions for both the One-way and in-town markets improved compared to fiscal 2018.

Self-storage revenues increased $43.4 million during fiscal 2019, compared with fiscal 2018.  The average monthly amount of occupied square feet increased by 12.0% during fiscal 2019 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 5.3 million net rentable square feet, a 17.0% increase, with approximately 1.5 million of that occurring on during the fourth quarter of fiscal 2019.

Sales of self-moving and self-storage products and services increased $2.6 million during fiscal 2019, compared with fiscal 2018, primarily from the sales of moving supplies and propane.

Life insurance premiums decreased $91.2 million during fiscal 2019, compared with fiscal 2018. In the fourth quarter of fiscal 2019, Oxford agreed to terminate a reinsurance contract with one of our reinsurers (“Reinsurance contract termination”). As a result there was a one-time decrease in life insurance premiums of $78.4 million due to the transfer of liabilities to the reinsurer for termination of the contract, along with decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $3.8 million during fiscal 2019, compared with fiscal 2018 due to an increase in Safetow® and Safestor® sales which corresponds with increased equipment and storage rental transactions.

Net investment and interest income increased $0.5 million during fiscal 2019, compared with fiscal 2018 due to a larger invested asset base at our life insurance subsidiary. Updated accounting guidance now requires changes in the market value of equity securities held for investment at our insurance subsidiaries to be recognized through income. This accounted for a $5.7 million decrease in fiscal 2019.

Other revenue increased $35.3 million during fiscal 2019, compared with fiscal 2018, caused primarily by growth in our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2019 and 2018. The insurance companies’ years ended December 31, 2018 and 2017.

	Year Ended March 31,
	2019	2018
	(In thousands)
Moving and storage
Revenues	$3,545,809	$3,290,667
Earnings from operations before equity in earnings of subsidiaries	569,241	712,700
Property and casualty insurance
Revenues	75,837	74,571
Earnings from operations	27,406	25,878
Life insurance
Revenues	154,714	243,862
Earnings from operations	25,481	27,959
Eliminations
Revenues	(7,653)	(7,986)
Earnings from operations before equity in earnings of subsidiaries	(1,141)	(1,291)
Consolidated Results
Revenues	3,768,707	3,601,114
Earnings from operations	620,987	765,246

Total costs and expenses increased $116.5 million during fiscal 2019, compared with fiscal 2018, excluding changes to net (gains) losses on disposal of real estate. The Moving and Storage segment accounted for a $203.2 million increase and our insurance segments total costs and expenses decreased $86.9 million largely due to a one-time decrease of $76.4 million in life benefits due to the Reinsurance contract termination. Operating expenses for Moving and Storage increased $180.0 million, largely from increased personnel, maintenance repairs, shipping costs associated with U-Box®, building maintenance and property taxes. Repair costs accounted for $45.6 million of the increase. Net gains from the disposal of rental equipment increased $15.1 million.  Compared with fiscal 2018, we sold more used trucks and the average sales proceeds per truck improved.  Depreciation expense associated with our rental fleet increased $13.2 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements, increased $17.9 million.  Net gains on disposal of real estate decreased $195.4 million.  The decrease was caused by the sale of a portion of our Chelsea, New York property in October 2017, which resulted in a pre-tax gain of $190.7 million in fiscal 2018.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $621.0 million for fiscal 2019, compared with $765.2 million for fiscal 2018.

Interest expense for fiscal 2019 was $142.4 million, compared with $126.7 million for fiscal 2018 due to an increase in borrowings in fiscal 2019.

Income tax benefit (expense) was ($106.7) million for fiscal 2019, compared with $153.0 million for fiscal 2018 due to the effects of the Tax Reform Act as enacted on December 22, 2017. Our effective tax rate was 22.3% of net income before taxes for fiscal 2019, compared to (24.0%) in the prior-year period. The decrease in our deferred tax liability in fiscal 2018 resulting from the application of the new federal income tax rate accounted for a $371.5 million decrease, partially offset by a $10.7 million one-time increase resulting from the deemed repatriation of foreign earnings and a $4.2 million one-time increase resulting from Phase Three tax on our Life Insurance subsidiary. Excluding the one-time benefits and charges mentioned above, our effective tax rate for all of fiscal 2018, post Tax Reform Act, was 31.8%. See Note 13, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report for more information on income taxes.

As a result of the above-mentioned items, earnings available to common shareholders were $370.9 million for fiscal 2019, compared with $790.6 million for fiscal 2018.

Basic and diluted earnings per common share for fiscal 2019 were $18.93, compared with $40.36 for fiscal 2018.

The weighted average common shares outstanding basic and diluted were 19,592,048 for fiscal 2019, compared with 19,588,889 for fiscal 2018.

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

Self-moving equipment rental revenues increased $116.9 million during fiscal 2018, compared with fiscal 2017 largely due to growth in both one-way and In-Town® transactions. Over the course of fiscal 2018 we added new Company-owned locations to our retail network and increased the number of trucks, trailers, and towing devices in our rental fleet.

Self-storage revenues increased $37.0 million during fiscal 2018, compared with fiscal 2017.  The average monthly amount of occupied square feet increased by 8.9% during fiscal 2018, compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. During fiscal 2018, we added approximately 3.7 million net rentable square feet, or a 13.4% increase, with approximately 1.2 million of that coming on during the fourth quarter of fiscal 2018.

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

Other revenue increased $12.3 million during fiscal 2018, compared with fiscal 2017, caused primarily by growth in our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2018 and 2017. The insurance companies’ years ended December 31, 2017 and 2016.

	Year Ended March 31,
	2018	2017
	(In thousands)
Moving and storage
Revenues	$3,290,667	$3,113,000
Earnings from operations before equity in earnings of subsidiaries	712,700	689,815
Property and casualty insurance
Revenues	74,571	68,986
Earnings from operations	25,878	27,161
Life insurance
Revenues	243,862	245,599
Earnings from operations	27,959	27,646
Eliminations
Revenues	(7,986)	(5,818)
Earnings from operations before equity in earnings of subsidiaries	(1,291)	(1,457)
Consolidated Results
Revenues	3,601,114	3,421,767
Earnings from operations	765,246	743,165

Total costs and expenses increased $157.3 million during fiscal 2018, compared with fiscal 2017. Our insurance segments accounted for $4.8 million of the increase.

Excluding net gains on the disposal of real estate, total costs and expenses increased $349.1 million during fiscal 2018, compared with fiscal 2017. Operating expenses at Moving and Storage increased $238.2 million.  In the second quarter of fiscal 2017, we recognized the difference between the accrued amount and actual settlement amount of the PODS Enterprises, Inc. (“PEI”) case as a $24.6 million reduction of operating expenses. Excluding this effect in the prior year, operating expenses for Moving and Storage increased $213.6 million.  This was primarily due to increased personnel costs, equipment maintenance, payment processing fees, new facility related costs and property tax.  Repair costs, primarily associated with the portion of the fleet nearing resale, accounted for $72.9 million of the increase for fiscal 2018.  Personnel bonuses associated with tax reform for the entire workforce combined with bonuses for our field management team accounted for $31.1 million of the increase.   Lease expense decreased $3.4 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.  Net gains from the disposal of rental equipment decreased $20.7 million.  Compared with fiscal 2017, we sold more used trucks, however on average the trucks sold in fiscal 2018 had a higher average cost than in fiscal 2017 and average sales proceeds per truck were lower in fiscal 2018.  Depreciation expense associated with our rental fleet increased $56.5 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $17.0 million. Net gains on disposal of real estate increased $191.8 million.  The increase resulted from the sale of a portion of our Chelsea, New York property which resulted in a pre-tax gain of $190.7 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $765.2 million for fiscal 2018, compared with $743.2 million for fiscal 2017.

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

Income tax benefit (expense) was $153.0 million for fiscal 2018, compared with ($229.9) million for fiscal 2017 due to the effects of the Tax Reform Act as enacted on December 22, 2017. Our effective tax rate was (24.0%) of net income before taxes for fiscal 2018, compared to 36.6% in the prior-year period. The decrease in our deferred tax liability resulting from the application of the new federal income tax rate accounted for a $371.5 million decrease, partially offset by a $10.7 million one-time increase resulting from the deemed repatriation of foreign earnings and a $4.2 million one-time increase resulting from Phase Three tax on our Life Insurance subsidiary. Excluding the one-time benefits and charges mentioned above, our effective tax rate for all of fiscal 2018, post Tax Reform Act, was 31.8%, compared with 36.6% for fiscal 2017. See Note 13, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report for more information on income taxes.

As a result of the above-mentioned items, earnings available to common shareholders were $790.6 million for fiscal 2018, compared with $398.4 million for fiscal 2017.

Basic and diluted earnings per common share for fiscal 2018 were $40.36, compared with $20.34 for fiscal 2017.

The weighted average common shares outstanding basic and diluted were 19,588,889 for fiscal 2018, compared with 19,586,606 for fiscal 2017.

Moving and Storage

Fiscal 2019 Compared with Fiscal 2018

Listed below are revenues for the major product lines at Moving and Storage for fiscal 2019 and fiscal 2018:

	Year Ended March 31,
	2019	2018
	(In thousands)
Self-moving equipment rentals	$2,656,327	$2,483,956
Self-storage revenues	367,276	323,903
Self-moving and self-storage products and service sales	264,146	261,557
Property management fees	29,148	29,602
Net investment and interest income	13,857	12,232
Other revenue	215,055	179,417
Moving and Storage revenue	$3,545,809	$3,290,667

Self-moving equipment rental revenues increased $172.4 million during fiscal 2019, compared with fiscal 2018. During fiscal 2019 we expanded the number of Company-owned locations along with independent dealers, and increased the number of trucks, trailers and towing devices in our rental fleet.  In the third and fourth quarters we saw revenue improvements in our corporate account business.  Revenue and transactions for both the One-way and in-town markets improved compared to fiscal 2018.

Self-storage revenues increased $43.4 million during fiscal 2019, compared with fiscal 2018.  The average monthly amount of occupied square feet increased by 12.0% during fiscal 2019 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 5.3 million net rentable square feet, a 17.0% increase, with approximately 1.5 million of that coming on during the fourth quarter of fiscal 2019.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2019	2018
	(In thousands, except occupancy rate)
Unit count as of March 31	428	366
Square footage as of March 31	36,237	30,974
Average monthly number of units occupied	275	246
Average monthly occupancy rate based on unit count	68.7%	71.6%
Average monthly square footage occupied	24,862	22,203

Over the last twelve months we added approximately 5.3 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 9.5%.

Sales of self-moving and self-storage products and services increased $2.6 million during fiscal 2019, compared with fiscal 2018 primarily from the sales of moving supplies and propane.

Other revenue increased $35.6 million during fiscal 2019, compared with fiscal 2018, caused primarily by growth in our U-Box® program.

Total costs and expenses increased $203.2 million during fiscal 2019, compared with fiscal 2018, excluding changes to net (gains) losses on disposal of real estate. Operating expenses for Moving and Storage increased $179.6 million, largely from increased personnel, maintenance repairs, shipping costs associated with U-Box®, building maintenance and property taxes. Repair costs accounted for $45.6 million of the increase. Net gains from the disposal of rental equipment increased $15.1 million.  Compared with fiscal 2018, we sold more used trucks and the average sales proceeds per truck improved.  Depreciation expense associated with our rental fleet increased $13.2 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $17.9 million.  Net gains on disposal of real estate decreased $195.4 million.  The decrease was caused by the sale of a portion of our Chelsea, New York property in October 2017 which resulted in a pre-tax gain of $190.7 million in fiscal 2018.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $569.2 million for fiscal 2019 as compared with $712.7 million for fiscal 2018.

Equity in the earnings of AMERCO’s insurance subsidiaries decreased $5.2 million for fiscal 2019, compared with fiscal 2018.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $611.1 million for fiscal 2019, compared with $759.7 million for fiscal 2018.

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

Self-moving equipment rental revenues increased $117.4 million during fiscal 2018, compared with fiscal 2017, largely due to growth in both one-way and In-Town® transactions. Over the course of fiscal 2018 we added new Company-owned locations to our retail network and increased the number of trucks, trailers, and towing devices in our rental fleet.

Self-storage revenues increased $37.0 million during fiscal 2018, compared with fiscal 2017.  The average monthly amount of occupied square feet increased by 8.9% during fiscal 2018, compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. During fiscal 2018, we added approximately 3.7 million net rentable square feet, or a 13.4% increase, with approximately 1.2 million of that coming on during the fourth quarter of fiscal 2018.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2018	2017
	(In thousands, except occupancy rate)
Unit count as of March 31	366	318
Square footage as of March 31	30,974	27,305
Average monthly number of units occupied	246	226
Average monthly occupancy rate based on unit count	71.6%	75.8%
Average monthly square footage occupied	22,203	20,386

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

Excluding net gains on the disposal of real estate, total costs and expenses increased $346.6 million during fiscal 2018, compared with fiscal 2017. Operating expenses at Moving and Storage increased $238.2 million.  In the second quarter of fiscal 2017, we recognized the difference between the accrued amount and actual settlement amount of the PEI case as a $24.6 million reduction of operating expenses. Excluding this effect in fiscal 2017, operating expenses for Moving and Storage increased $213.6 million.  This was primarily due to increased personnel costs, equipment maintenance, payment processing fees, new facility related costs and property tax.  Repair costs, primarily associated with the portion of the fleet nearing resale, accounted for $72.9 million of the increase for fiscal 2018.  Personnel bonuses associated with tax reform for the entire workforce combined with bonuses for our field management team accounted for $31.1 million of the increase.   Lease expense decreased $3.3 million as a result of our shift in financing new equipment on the balance sheet versus through operating leases.  Net gains from the disposal of rental equipment decreased $20.7 million.  Compared with fiscal 2017, we sold more used trucks, however on average the trucks sold in fiscal 2018 had a higher average cost than in fiscal 2017 and the average sales proceeds per truck were lower in fiscal 2018.  Depreciation expense associated with our rental fleet increased $56.5 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements increased $17.0 million. Net gains on disposal of real estate increased $191.8 million.  The increase was caused by the sale of a portion of our Chelsea, New York property which resulted in a pre-tax gain of $190.7 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries increased to $712.7 million for fiscal 2018 as compared with $689.8 million for fiscal 2017.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $11.2 million for fiscal 2018, compared with fiscal 2017.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $759.7 million for fiscal 2018, compared with $725.6 million for fiscal 2017.

Property and Casualty Insurance

2018 Compared with 2017

Net premiums were $63.5 million and $58.8 million for the years ended December 31, 2018 and 2017, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium growth corresponded with the increased moving and storage transactions at U-Haul.

Net investment and interest income was $12.3 million and $15.8 million for the years ended December 31, 2018 and 2017, respectively. The main driver of the change in net investment income was the increase in realized losses of $5.7 million due to market changes in our equity securities for the twelve months ended December 31, 2018. Updated accounting guidance now requires changes in the market value of equity securities held for investment to be recognized through income.

Net operating expenses were $34.2 million and $32.7 million for the years ended December 31, 2018 and 2017, respectively. The change was due to an increase in commissions, decreased loss adjusting fees and subrogation income.

Benefits and losses expenses were $14.2 million and $16.0 million for the years ended December 31, 2018 and 2017, respectively. The decrease resulted from favorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $27.4 million and $25.9 million for the years ended December 31, 2018 and 2017, respectively.

Property and Casualty Insurance

2017 Compared with 2016

Net premiums were $58.8 million and $52.3 million for the years ended December 31, 2017 and 2016, respectively. The premium growth corresponded with the increased moving and storage transactions at U-Haul.

Net investment and interest income was $15.8 million and $16.7 million for the years ended December 31, 2017 and 2016, respectively. The change was primarily due to a decrease in realized capital gains of $0.9 million. The December 31, 2016 results were impacted by above average early pay-offs within the mortgage loan portfolio.

Net operating expenses were $32.7 million and $28.4 million for the years ended December 31, 2017 and 2016, respectively. This was due to an increase in commissions and loss adjusting fees.

Benefits and losses expenses were $16.0 million and $13.4 million for the years ended December 31, 2017 and 2016, respectively. The increase was due to an increase in policies sold and related claims activity.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $25.9 million and $27.2 million for the years ended December 31, 2017 and 2016, respectively.

Life Insurance

2018 Compared with 2017

Net premiums were $63.5 million and $154.7 million for the years ended December 31, 2018 and 2017, respectively. There was a one-time decrease in life insurance premiums of $78.4 million due to the transfer of liabilities as a result of the Reinsurance contract termination, effective November 30, 2018. Medicare Supplement premiums decreased by $12.6 million due to the reduction in new sales and policy decrements on the existing business offset by premium rate increases. Premiums on other lines of business increased $0.2 million. Deferred annuity deposits were $370.1 million or $73.8 million above the prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment and interest income was $86.4 million and $84.2 million for the years ended December 31, 2018 and 2017, respectively. Investment income from fixed maturities and other invested assets increased $10.1 million from a larger invested asset base, partially offset by a $2.8 million decrease in realized losses and a $5.1 million loss on derivatives.

Net operating expenses were $14.6 million and $22.1 million for the years ended December 31, 2018 and 2017, respectively. The decrease was due to a one-time commission allowance of $6.8 million received on the reinsurance agreement termination which was recorded as a reduction to commission expense and a reduction in commission expense from the decreased Medicare supplement premiums.

Benefits and losses expenses were $86.1 million and $169.3 million for the years ended December 31, 2018 and 2017, respectively. There was a one-time decrease of $76.4 million in Life benefits due to the transfer of liabilities for the Reinsurance contract termination. Medicare supplement and other health benefits decreased $9.8 million from the declined policies in force. Partially offsetting this was a $3.2 million increase in interest credited to policyholders on a larger annuity deposit base.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA“) and the value of business acquired (“VOBA”) was $28.6 million and $24.5 million for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to a one-time $3.3 million VOBA write-off as a result of the Reinsurance contract termination. In addition, there was an increase in annuity DAC amortization due to the increased amount of annuity business sold over the last year. Conversely, DAC amortization associated with Medicare Supplement has decreased as a result of the declining business inforce.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $25.5 million and $28.0 million for the years ended December 31, 2018 and 2017, respectively.

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

Net investment and interest income was $84.2 million and $77.5 million for the years ended December 31, 2017 and 2016, respectively. Investment income and realized gains from fixed maturities increased $10.9 million from a larger invested asset base, partially offset by a $4.3 million decrease in gains from our mortgage loan portfolio.

Net operating expenses were $22.1 million and $22.4 million for the years ended December 31, 2017 and 2016, respectively. The decrease was primarily due to a reduction in commission expense from decreased Medicare Supplement premiums.

Benefits and losses expenses were flat at $169.3 million for both the years ended December 31, 2017 and 2016. A decrease of $9.2 million in Medicare supplement benefits from an improved benefit to premium ratio was offset by an increase in the remaining lines of business. Life insurance benefits increased $1.6 million with increased mortality while interest credited to policyholders increased by $7.3 million from a larger annuity base. Other benefits increased $0.3 million.

Amortization of DAC, SIA and VOBA was $24.5 million and $26.2 million for the years December 31, 2017 and 2016, respectively. The decrease was primarily due to additional DAC amortization in the prior year generated by added gains on discounted mortgage loan investments partially offset by the increased amortization from a larger DAC asset in fiscal 2018.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $28.0 million and $27.6 million for the years ended December 31, 2017 and 2016, respectively.

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

At March 31, 2019, cash and cash equivalents totaled $673.7 million, compared with $759.4 million at March 31, 2018. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2019 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$643,918	$5,757	$24,026
Other financial assets	149,842	463,079	2,207,099
Debt obligations	4,163,323	–	–

(a) As of December 31, 2018

At March 31, 2019, Moving and Storage had available borrowing capacity under existing credit facilities of $80.6 million.

A summary of our consolidated cash flows for fiscal 2019, 2018 and 2017 is shown in the table below:

	Years Ended March 31,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$975,583	$937,684	$1,059,455
Net cash used by investing activities	(1,571,136)	(898,304)	(1,183,908)
Net cash provided by financing activities	514,582	16,604	223,753
Effects of exchange rate on cash	(4,716)	5,598	(2,140)
Net increase (decrease) in cash flow	(85,687)	61,582	97,160
Cash at the beginning of the period	759,388	697,806	600,646
Cash at the end of the period	$673,701	$759,388	$697,806

Net cash provided by operating activities increased $37.9 million in fiscal 2019, compared with fiscal 2018 from reduced federal income tax payments in fiscal 2019 compared with fiscal 2018, a $64.6 million cash transfer as a result of the Reinsurance contract termination in our Life Insurance segment during fiscal 2019 and the repayment of $53.0 million in notes and interest from Blackwater in fiscal 2018.

Net cash used by investing activities increased $672.8 million in fiscal 2019, compared with fiscal 2018. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, increased $506.2 million. Cash from the sales of property, plant and equipment decreased $93.5 million largely due to reduced fleet sales. Net cash deposited in real estate acquisitions escrow accounts decreased $27.1 million. For our insurance subsidiaries, net cash used in investing activities increased $45.7 million compared with the same period last year.

Net cash provided by financing activities increased $498.0 million in fiscal 2019, compared with fiscal 2018. This was due to a combination of decreased debt and capital lease repayments of $49.6 million, an increase in cash from borrowings of $398.8 million, an increase in net annuity deposits from Life Insurance of $48.0 million and an increase in common stock dividends paid of $9.8 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2020 the Company will reinvest in its truck and trailer rental fleet approximately $700 million, net of equipment sales and excluding any lease buyouts. For fiscal 2019, the Company invested, net of sales, approximately $560 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2020 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2020 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds along with borrowings against existing properties as they operationally mature. For fiscal 2019, the Company invested $1,003 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2020, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $1,263.7 million, $663.9 million and $932.0 million for fiscal 2019, 2018 and 2017, respectively. The components of our net capital expenditures are provided in the following table:

	Years Ended March 31,
	2019	2018	2017
	(In thousands)
Purchases of rental equipment	$1,162,909	$1,006,503	$1,178,908
Equipment lease buyouts	30,566	6,594	63,505
Purchases of real estate, construction and renovations	1,003,030	606,990	484,487
Other capital expenditures	21,831	140,627	139,448
Gross capital expenditures	2,218,336	1,760,714	1,866,348
Less: Lease proceeds	(348,368)	(396,969)	(446,843)
Less: Sales of property, plant and equipment	(606,271)	(699,803)	(487,475)
Net capital expenditures	1,263,697	663,942	932,030

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

We believe that stockholders’ equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Our Property and Casualty operating segment stockholders’ equity was $222.4 million, $211.2 million, and $180.9 million as of December 31, 2018, 2017, and 2016, respectively. The increase in 2018 compared with 2017 resulted from net earnings of $21.7 million, a reduction in accumulated other comprehensive income of $20.2 million and an increase due to a one-time reclass of $9.7 million between other comprehensive income and beginning retained earnings due to the implementation of ASU 2016-01. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance's net deposit increase for the year ended December 31, 2018 was $267.3 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's assets are generally not available to satisfy the claims of AMERCO® or its legal subsidiaries.

Our Life Insurance operating segment stockholders’ equity was $311.7 million, $332.9 million, and $296.1 million as of December 31, 2018, 2017 and 2016, respectively. The decrease in 2018 compared with 2017 resulted from earnings of $20.1 million and a reduction in accumulated other comprehensive income of $41.3 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of December 31, 2018, Oxford had outstanding deposits of $60.0 million through its membership in the Federal Home Loan Bank (“FHLB”). For a more detailed discussion of this deposit, please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $958.9 million, $858.6 million and $983.6 million in fiscal 2018, 2017 and 2016 from operations, reduced federal income tax payments in fiscal 2019 and the repayment of $53.0 million in notes and interest from Blackwater in fiscal 2018.

Property and Casualty Insurance

Net cash provided by operating activities was $19.8 million, $21.9 million, and $19.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. The decrease was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $11.2 million, $17.0 million, and $20.7 million as of December 31, 2018, 2017, and 2016, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided (used) by operating activities was ($3.2) million, $57.2 million and $56.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease in operating cash flows was primarily due to a $64.6 million cash transfer as a result of the Reinsurance contract termination, offset by an increase in investment income along with a decrease in benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. As of December 31, 2018, 2017 and 2016, cash and cash equivalents and short-term investments amounted to $24.1 million, $50.7 million and $20.6 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of March 31, 2019, we had available borrowing capacity under existing credit facilities of $80.6 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report.

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

The available-for-sale securities held by the Company are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors including expected cash flows. As of March 31, 2019, we had $0.2 million of available-for-sale assets classified in Level 3.

The interest rate swaps held by us as hedges against interest rate risk for our variable rate debt are recorded at fair value. These values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate and are classified as Level 2.

Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2019:

		Payment due by Period (as of March 31, 2019)
Contractual Obligations	Total	04/01/19 - 03/31/20	04/01/20 - 03/31/22	04/01/22 - 03/31/24	Thereafter
	(In thousands)
Notes and loans payable - Principal	$2,190,191	$174,812	277,063	$504,119	$1,234,197
Notes and loans payable - Interest	698,905	93,723	169,906	138,891	296,385
Revolving credit agreements - Principal	959,400	–	630,556	328,844	–
Revolving credit agreements - Interest	101,307	35,928	53,696	11,683	–
Capital leases - Principal	1,042,652	301,086	386,458	232,703	122,405
Capital leases - Interest	93,942	31,030	39,138	18,697	5,077
Operating leases	94,288	25,042	33,191	29,991	6,064
Ground leases	53,758	1,024	2,054	2,061	48,619
Property and casualty obligations (a)	134,050	12,845	14,930	9,317	96,958
Life, health and annuity obligations (b)	3,414,305	400,914	570,992	527,739	1,914,660
Self insurance accruals (c)	406,640	116,950	159,216	75,059	55,415
Post retirement benefit liability	19,143	1,037	2,672	3,571	11,863
Total contractual obligations	$9,208,581	$1,194,391	$2,339,872	$1,882,675	$3,791,643

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

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.  The cash flows shown above are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $2,039.4 million included in our consolidated balance sheet as of March 31, 2019. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

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

ASC 740 - Income Taxes liabilities and interest of $46.7 million is not included above due to uncertainty surrounding ultimate settlements, if any.

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

We utilize operating leases for certain rental equipment and facilities with terms expiring substantially through 2024. In the event of a shortfall in proceeds from the sales of the underlying rental equipment assets, AMERCO has guaranteed $5.2 million of residual values as of March 31, 2019 for these assets at the end of their respective lease terms. AMERCO has been leasing rental equipment since 1987. To date, we have not experienced residual value shortfalls related to these leasing arrangements. Using the average cost of fleet related debt as the discount rate, the present value of AMERCO’s minimum lease payments and residual value guarantees was $6.4 million as of March 31, 2019.

During the 1990s, we used certain off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 19, Related Party Transactions, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report. These arrangements were primarily used when our overall borrowing structure was more limited. We do not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders. SAC Holdings, Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini are substantially controlled by Blackwater. Blackwater is wholly-owned by WGHLP, which is owned by Mark V. Shoen (a significant shareholder) and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant shareholder) and Mark V. Shoen.

We currently manage the self-storage properties owned or leased by Blackwater and Mercury pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $30.0 million, $29.5 million and $27.8 million from the above mentioned entities during fiscal 2019, 2018 and 2017, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen, and a trust benefitting the children and grandchildren of Edward J. Shoen.

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. Total lease payments pursuant to such leases were $2.7 million for fiscal years 2019, 2018 and 2017. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased by us.

As of March 31, 2019, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based on equipment rental revenues. We paid the above mentioned entities $61.4 million, $58.6 million and $57.1 million in commissions pursuant to such dealership contracts during fiscal 2019, 2018 and 2017, respectively.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $24.0 million, expenses of $2.7 million and cash flows of $21.3 million during fiscal 2019. Revenues and commission expenses related to the Dealer Agreements were $288.2 million and $61.4 million, respectively during fiscal 2019.

Fiscal 2020 Outlook

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

With respect to our storage business, in fiscal 2019 we have added new locations and expanded existing locations. In fiscal 2020, we are actively looking to complete current projects, increase occupancy in our existing portfolio of locations and acquire new locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box® program throughout fiscal 2020.

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

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2017 and ending March 31, 2019. We believe that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with GAAP, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(In thousands, except for share and per share data)
Total revenues	$725,532	$919,091	$1,104,507	$1,019,577
Earnings from operations	27,237	138,102	250,944	204,704
Earnings available to common shareholders	831	78,635	163,542	127,849
Basic and diluted earnings per common share	$0.04	$4.01	$8.35	$6.53
Weighted average common shares outstanding: basic and diluted	19,594,008	19,591,963	19,591,312	19,590,585

	Quarter Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(In thousands, except for share and per share data)
Total revenues	$757,621	$842,882	$1,042,686	$957,925
Earnings from operations	3,002	303,368	229,613	229,263
Earnings available to common shareholders	10,843	528,894	124,639	126,207
Basic and diluted earnings per common share	$0.56	$27.00	$6.36	$6.44
Weighted average common shares outstanding: basic and diluted	19,589,871	19,589,218	19,588,571	19,587,891

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at March 31, 2019:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$7,604	–	4/16/2012	4/1/2019	1.28%	1 Month LIBOR
15,188	139	1/15/2013	12/15/2019	1.07%	1 Month LIBOR

As of March 31, 2019, we had $1,084.1 million of variable rate debt obligations. If the London Inter-Bank Offer Rate were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $10.6 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. At March 31, 2019 and 2018, these derivative hedges had a net market value of $1.5 million and $4.4 million, with notional amounts of $284.0 million and $227.4 million, respectively. These derivative instruments are included in Investments, other; on the consolidated balance sheets.

Although the call options are employed to be effective hedges against our policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under GAAP. Accordingly, the call options are marked to fair value on each reporting date with the change in fair value, plus or minus, included as a component of net investment and interest income. The change in fair value of the call options includes the gains or losses recognized at the expiration of the option term and the changes in fair value for open contracts.

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.6%, 4.6% and 4.4% of our revenue was generated in Canada in fiscal 2019, 2018 and 2017, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Management assessed our internal control over financial reporting as of March 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit function and our Finance function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2019. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO USA, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

AMERCO

Reno, Nevada

Opinion on Internal Control over Financial Reporting

We have audited AMERCO and consolidated subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and schedules and our report dated May 29, 2019, expressed an unqualified opinion thereon.

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

May 29, 2019

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, in connection with its 2019 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the Company’s 2019 fiscal year.

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

PART IV

Item 15.   Exhibits; Financial Statement Schedules

The following documents are filed as part of this Report:

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

Exhibits:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on September 5, 2013, file no. 1-11255
4.1	U-Haul Investors Club Base Indenture, dated February 14, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.2	Second Supplemental Indenture, dated February 17, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.3	Fourth Supplemental Indenture, dated March 15, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.4	Seventh Supplemental Indenture, dated March 29, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.5	Tenth Supplemental Indenture, dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.6	Eleventh Supplemental Indenture dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 31, 2011, file no. 1-11255
4.7	Twelfth Supplemental Indenture dated June 14, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.8	Fourteenth Supplemental Indenture dated July 20, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.9	Sixteenth Supplemental Indenture dated August 31, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 28, 2011, file no. 1-11255
4.10	Seventeenth Supplemental Indenture dated November 8, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 18, 2012, file no. 1-11255
4.11	Eighteenth Supplemental Indenture dated January 7, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 26, 2012, file no. 1-11255
4.12	Nineteenth Supplemental Indenture dated May 14, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 15, 2012, file no. 1-11255

4.13	Eighth Supplemental Indenture, dated April 12, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 2012, file no. 1-11255
4.14	Twentieth Supplemental Indenture dated September 4, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 4, 2012, file no. 1-11255
4.15	Twenty-first Supplemental Indenture dated January 15, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 15, 2013, file no. 1-11255
4.16	Twenty-second Supplemental Indenture, dated May 28, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 30, 2013, file no. 1-11255
4.17	Twenty-third Supplemental Indenture, dated November 26, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on November 26, 2013, file no. 1-11255
4.18	Twenty-fourth Supplemental Indenture, dated April 22, 2014 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on April 22, 2014, file no. 1-11255
4.19	Twenty-fifth Supplemental Indenture, dated July 7, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on July 7, 2015, file no. 1-11255
4.20	Twenty-sixth Supplemental Indenture, dated September 29, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 29, 2015, file no. 1-11255
4.21	Twenty-seventh Supplemental Indenture, dated December 15, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on December 15, 2015, file no. 1-11255
4.22	Twenty-eighth Supplemental Indenture, dated September 13, 2016 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 13, 2016, file no. 1-11255
4.23	Twenty-ninth Supplemental Indenture, dated January 24, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on January 24, 2017, file no. 1-11255
4.24	Thirtieth Supplemental Indenture, dated June 27, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on June 27, 2017, file no. 1-11255
4.25	Thirty-first Supplemental Indenture, dated October 24, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 25, 2017, file no. 1-11255
4.26	Thirty-second Supplemental Indenture, dated March 6, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on March 6, 2018, file no. 1-11255
4.27	Amended and Restated Twenty-fifth Supplemental Indenture, dated August 28, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on August 28, 2018, file no. 1-11255

4.28	Thirty-third Supplemental Indenture, dated August 28, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on August 28, 2018, file no. 1-11255
4.29	Thirty-fourth Supplemental Indenture, dated October 23, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 23, 2018, file no. 1-11255
4.30	Thirty-fifth Supplemental Indenture, dated March 7, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on March 7, 2019, file no. 1-11255
4.31	Amended and Restated Thirty-third Supplemental Indenture, dated May 3, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.32	Amended and Restated Thirty-fourth Supplemental Indenture, dated May 3, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.33	Thirty-sixth Supplemental Indenture, dated May 3, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
10.1	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.2	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.3	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.4	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.5	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
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

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 7, 2017, file no. 1-11255
10.47	Template Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.48	Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.49	Amendment to the Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.50	Amended and Restated AMERCO Employee Stock Ownership Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.51	Amendment to the Amended and Restated AMERCO Employee Stock Ownership Plan	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
14	Code of Ethics	Incorporated by reference to AMERCO’s Quarterly Report on Form 8-K, filed on April 15, 2014, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith

* Indicates management plan or compensatory arrangement.

Item 16.   Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

AMERCO

Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated subsidiaries’ (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at March 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 29, 2019, expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003.

Phoenix, Arizona

May 29, 2019

Amerco and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2019	2018
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$673,701	$759,388
Reinsurance recoverables and trade receivables, net	224,785	193,538
Inventories and parts, net	103,504	89,877
Prepaid expenses	174,100	166,129
Investments, fixed maturities and marketable equities	2,235,397	1,919,860
Investments, other	300,736	399,064
Deferred policy acquisition costs, net	136,276	124,767
Other assets	78,354	244,782
Related party assets	30,889	33,276
	3,957,742	3,930,681
Property, plant and equipment, at cost:
Land	976,454	827,649
Buildings and improvements	4,003,726	3,140,713
Furniture and equipment	689,780	632,803
Rental trailers and other rental equipment	590,039	545,968
Rental trucks	4,762,028	4,390,750
	11,022,027	9,537,883
Less: Accumulated depreciation	(3,088,056)	(2,721,142)
Total property, plant and equipment	7,933,971	6,816,741
Total assets	$11,891,713	$10,747,422
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$556,873	$511,115
Notes, loans and leases payable, net	4,163,323	3,513,076
Policy benefits and losses, claims and loss expenses payable	1,011,183	1,248,033
Liabilities from investment contracts	1,666,742	1,364,066
Other policyholders' funds and liabilities	15,047	10,040
Deferred income	35,186	34,276
Deferred income taxes, net	750,970	658,108
Total liabilities	8,199,324	7,338,714

Commitments and contingencies (notes 9, 16, 17, and 18)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of March 31, 2019 and 2018	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2019 and 2018	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of March 31, 2019 and 2018	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of March 31, 2019 and 2018	10,497	10,497
Additional paid-in capital	453,326	452,746
Accumulated other comprehensive loss	(66,698)	(4,623)
Retained earnings	3,976,962	3,635,561
Cost of common shares in treasury, net (22,377,912 shares as of March 31, 2019 and 2018)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of March 31, 2019 and 2018)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(4,048)	(7,823)
Total stockholders' equity	3,692,389	3,408,708
Total liabilities and stockholders' equity	$11,891,713	$10,747,422

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2019	2018	2017
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$2,653,497	$2,479,742	$2,362,833
Self-storage revenues	367,276	323,903	286,886
Self-moving and self-storage products and service sales	264,146	261,557	253,073
Property management fees	29,148	29,602	29,075
Life insurance premiums	63,488	154,703	163,579
Property and casualty insurance premiums	60,853	57,100	52,334
Net investment and interest income	110,934	110,473	102,276
Other revenue	219,365	184,034	171,711
Total revenues	3,768,707	3,601,114	3,421,767

Costs and expenses:
Operating expenses	1,981,180	1,807,056	1,567,181
Commission expenses	288,408	276,705	267,230
Cost of sales	162,142	160,489	152,485
Benefits and losses	100,277	185,311	182,710
Amortization of deferred policy acquisition costs	28,556	24,514	26,218
Lease expense	33,158	33,960	37,343
Depreciation, net gains on disposals of ($26,982, $11,822 and $32,495, respectively)	554,043	543,247	449,025
Net gains on disposal of real estate	(44)	(195,414)	(3,590)
Total costs and expenses	3,147,720	2,835,868	2,678,602

Earnings from operations	620,987	765,246	743,165
Other components of net periodic benefit costs	(1,013)	(927)	(902)
Interest expense	(142,445)	(126,706)	(113,406)
Fees and amortization on early extinguishment of debt	–	–	(499)
Pretax earnings	477,529	637,613	628,358
Income tax benefit (expense)	(106,672)	152,970	(229,934)
Earnings available to common stockholders	$370,857	$790,583	$398,424
Basic and diluted earnings per common share	$18.93	$40.36	$20.34
Weighted average common shares outstanding: Basic and diluted	19,592,048	19,588,889	19,586,606

Related party revenues for fiscal 2019, 2018 and 2017, net of eliminations, were $29.1 million, $32.9 million and $34.0 million, respectively.

Related party costs and expenses for fiscal 2019, 2018, and 2017, net of eliminations, were $64.1 million, $61.3 million and $59.9 million, respectively.

Please see Note 19, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and Consolidated Subsidiaries

Consolidated statements of comprehensive income (loss)

Fiscal Year Ended March 31, 2019	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$477,529	$(106,672)	$370,857
Other comprehensive income:
Foreign currency translation	(1,759)	–	(1,759)
Unrealized net loss on investments	(76,124)	16,356	(59,768)
Change in fair value of cash flow hedges	633	(156)	477
Change in postretirement benefit obligations	(1,359)	334	(1,025)
Total comprehensive income	$398,920	$(90,138)	$308,782

Fiscal Year Ended March 31, 2018	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$637,613	$152,970	$790,583
Other comprehensive income:
Foreign currency translation	14,652	–	14,652
Unrealized net gain on investments	30,929	(10,825)	20,104
Change in fair value of cash flow hedges	4,445	(1,363)	3,082
Change in postretirement benefit obligations	288	(253)	35
Total comprehensive income	$687,927	$140,529	$828,456

Fiscal Year Ended March 31, 2017	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$628,358	$(229,934)	$398,424
Other comprehensive income:
Foreign currency translation	(5,862)	–	(5,862)
Unrealized net gain on investments	13,822	(4,838)	8,984
Change in fair value of cash flow hedges	9,916	(3,767)	6,149
Change in postretirement benefit obligations	28	(10)	18
Total comprehensive income	$646,262	$(238,549)	$407,713

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2016	$10,497	$451,629	$(60,525)	$2,533,641	$(525,653)	$(151,997)	$(6,186)	$2,251,406
Increase in market value of released ESOP shares	–	543	–	–	–	–	–	543
Release of unearned ESOP shares	–	–	–	–	–	–	10,360	10,360
Purchase of ESOP shares	–	–	–	–	–	–	(11,106)	(11,106)
Foreign currency translation	–	–	(5,862)	–	–	–	–	(5,862)
Unrealized net gain on investments, net of tax	–	–	8,984	–	–	–	–	8,984
Change in fair value of cash flow hedges, net of tax	–	–	6,149	–	–	–	–	6,149
Change in postretirement benefit obligations	–	–	18	–	–	–	–	18
Net earnings	–	–	–	398,424	–	–	–	398,424
Common stock dividends: ($2.00 per share for fiscal 2017)	–	–	–	(39,172)	–	–	–	(39,172)
Net activity	–	543	9,289	359,252	–	–	(746)	368,338
Balance as of March 31, 2017	$10,497	$452,172	$(51,236)	$2,892,893	$(525,653)	(151,997)	$(6,932)	$2,619,744
Adjustment for adoption of ASU 2018 - 02	–	–	8,740	(8,740)	–	–	–	–
Increase in market value of released ESOP shares	–	574	–	–	–	–	–	574
Release of unearned ESOP shares	–	–	–	–	–	–	10,749	10,749
Purchase of ESOP shares	–	–	–	–	–	–	(11,640)	(11,640)
Foreign currency translation	–	–	14,652	–	–	–	–	14,652
Unrealized net gain on investments, net of tax	–	–	20,104	–	–	–	–	20,104
Change in fair value of cash flow hedges, net of tax	–	–	3,082	–	–	–	–	3,082
Change in postretirement benefit obligations	–	–	35	–	–	–	–	35
Net earnings	–	–	–	790,583	–	–	–	790,583
Common stock dividends: ($2.00 per share for fiscal 2018)	–	–	–	(39,175)	–	–	–	(39,175)
Net activity	–	574	46,613	742,668	–	–	(891)	788,964
Balance as of March 31, 2018	$10,497	$452,746	$(4,623)	$3,635,561	$(525,653)	$(151,997)	$(7,823)	$3,408,708
Adjustment for adoption of ASU 2016 - 01	–	–	(9,724)	9,724	–	–	–	–
Increase in market value of released ESOP shares	–	580	–	–	–	–	–	580
Release of unearned ESOP shares	–	–	–	–	–	–	9,392	9,392
Purchase of ESOP shares	–	–	–	–	–	–	(5,617)	(5,617)
Foreign currency translation	–	–	(1,759)	–	–	–	–	(1,759)
Unrealized net loss on investments, net of tax	–	–	(50,044)	–	–	–	–	(50,044)
Change in fair value of cash flow hedges, net of tax	–	–	477	–	–	–	–	477
Change in postretirement benefit obligations	–	–	(1,025)	–	–	–	–	(1,025)
Net earnings	–	–	–	370,857	–	–	–	370,857
Common stock dividends: ($2.00 per share for fiscal 2019)	–	–	–	(39,180)	–	–	–	(39,180)
Net activity	–	580	(62,075)	341,401	–	–	3,775	283,681
Balance as of March 31, 2019	$10,497	$453,326	$(66,698)	$3,976,962	$(525,653)	$(151,997)	$(4,048)	$3,692,389

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings	$370,857	$790,583	$398,424
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	581,025	555,069	481,520
Amortization of deferred policy acquisition costs	28,556	24,514	26,218
Amortization of premiums and accretion of discounts related to investments, net	13,107	12,790	11,828
Amortization of debt issuance costs	3,923	3,868	4,062
Interest credited to policyholders	35,387	32,302	25,020
Change in allowance for losses on trade receivables	52	(120)	(46)
Change in allowance for inventories and parts reserves	(146)	5,065	1,330
Net gains on disposal of personal property	(26,982)	(11,822)	(32,495)
Net gains on disposal of real estate	(44)	(195,414)	(3,590)
Net gains on sales of investments	(2,663)	(6,269)	(5,284)
Net losses on equity investments	5,739	–	–
Deferred income taxes	106,811	(193,434)	173,112
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(31,365)	(15,329)	(2,890)
Inventories and parts	(13,492)	(12,384)	(4,072)
Prepaid expenses	(8,620)	(40,765)	9,386
Capitalization of deferred policy acquisition costs	(25,957)	(27,350)	(27,111)
Other assets	157,152	(165,968)	(2,488)
Related party assets	4,194	53,408	343
Accounts payable and accrued expenses	10,263	(36,980)	(15,548)
Policy benefits and losses, claims and loss expenses payable	(236,120)	161,121	15,378
Other policyholders' funds and liabilities	5,007	(109)	1,499
Deferred income	966	5,524	5,921
Related party liabilities	(2,067)	(616)	(1,062)
Net cash provided by operating activities	975,583	937,684	1,059,455

Cash flows from investing activities:
Escrow deposits	4,299	31,362	(38,058)
Purchase of:
Property, plant and equipment	(1,869,968)	(1,363,745)	(1,419,505)
Short term investments	(54,048)	(63,556)	(635,847)
Fixed maturity investments	(540,045)	(390,900)	(355,101)
Equity securities	(957)	(662)	(489)
Preferred stock	–	(1,000)	–
Real estate	(635)	(1,939)	(32,807)
Mortgage loans	(63,611)	(83,507)	(154,310)
Proceeds from sales and paydowns of:
Property, plant and equipment	606,271	699,803	487,475
Short term investments	66,037	67,790	655,726
Fixed maturity investments	123,551	163,469	189,242
Equity securities	8,608	–	–
Preferred stock	1,625	4,208	4,181
Real estate	–	2,783	8,753
Mortgage loans	147,737	37,590	106,832
Net cash used by investing activities	(1,571,136)	(898,304)	(1,183,908)

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows (continued)

	Years Ended March 31,
	2019	2018	2017
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	$897,311	$498,464	$742,625
Principal repayments on credit facilities	(299,748)	(356,451)	(367,844)
Payment of debt issuance costs	(7,243)	(5,111)	(5,055)
Capital lease payments	(303,431)	(296,363)	(212,545)
Employee stock ownership plan shares	(418)	(11,640)	(11,106)
Securitization deposits	–	(2,180)	446
Common stock dividends paid	(39,179)	(29,380)	(58,757)
Investment contract deposits	400,123	401,814	285,148
Investment contract withdrawals	(132,833)	(182,549)	(149,159)
Net cash provided by financing activities	514,582	16,604	223,753

Effects of exchange rate on cash	(4,716)	5,598	(2,140)

Increase (decrease) in cash and cash equivalents	(85,687)	61,582	97,160
Cash and cash equivalents at the beginning of period	759,388	697,806	600,646
Cash and cash equivalents at the end of period	$673,701	$759,388	$697,806

amerco and consolidated subsidiaries

notes to consolidated financial statements

Note 1. Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2018, 2017 and 2016 correspond to fiscal 2019, 2018 and 2017 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation. Please see Note 3, Accounting Policies – Adoption of New Accounting Pronouncements, of the Notes to Consolidated Financial Statements.

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

A VIE is not self-supportive due to having one or both of the following conditions: (i) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or (ii) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and is re-assessed on an on-going basis should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration. After a reconsideration event occurs the most recent facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(ies) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

We will continue to monitor our relationships with the other entities regarding who is the primary beneficiary, which could change based on facts and circumstances of any reconsideration events. Please see Note 19, Related Party Transactions, of the Notes to Consolidated Financial Statements.

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Life Insurance includes Oxford and its wholly owned subsidiaries. Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $100,000 CAD per account. As of March 31, 2019 and March 31, 2018, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

Investments

Fixed Maturities and Marketable Equities. Fixed maturity investments consist of either marketable debt, equity or redeemable preferred stocks. As of the balance sheet dates, all of our investments in these securities were classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses recorded net of taxes and applicable adjustments to deferred policy acquisition costs in stockholders’ equity. Changes in the market value of common stocks are recognized in earnings. Fair value for these investments is based on quoted market prices, dealer quotes or discounted cash flows. The cost of investments sold is based on the specific identification method.

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

Derivative Financial Instruments

Our objective for holding derivative financial instruments is to manage interest rate risk exposure primarily through entering interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a receiving floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement.  We do not enter into these instruments for trading purposes. Counterparties to the interest rate swap agreements are major financial institutions. Interest rate swap agreements are recognized at fair value on the balance sheet and are classified as prepaid expenses (asset) or accrued expenses (liability). Derivatives that are not designated as cash flow hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a cash flow hedge, changes in its fair value will be recorded in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 11, Derivatives, of the Notes to Consolidated Financial Statements.

Inventories and parts, net

Inventories and parts, net were as follows:

	March 31,
	2019	2018
	(In thousands)
Truck and trailer parts and accessories (a)	$94,344	$83,335
Hitches and towing components (b)	20,113	18,627
Moving supplies and propane (b)	10,356	9,370
Subtotal	124,813	111,332
Less: LIFO reserves	(18,987)	(16,126)
Less: excess and obsolete reserves	(2,322)	(5,329)
Total	$103,504	$89,877

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

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 96% of the total inventories for March 31, 2019 and 2018. Had we utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $19.0 million and $16.1 million higher as of March 31, 2019 and 2018, respectively. In fiscal 2018, the negative effect on income due to liquidation of a portion of the LIFO inventory was $0.1 million.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Property, Plant and Equipment

Our Property, plant and equipment is stated at cost. Interest expense, if any, incurred during the initial construction of buildings is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment, other than real estate (“personal property”), are netted against depreciation expense when realized. The net amount of gains, netted against depreciation expense, were $27.0 million, $11.8 million and $32.5 million during fiscal 2019, 2018 and 2017, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, we raised the value threshold before certain assets are capitalized within our depreciation policy. This change in threshold, results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had operating expenses of $21.0 million and $23.1 million in fiscal 2019 and 2018, respectively. This change in threshold benefited us through the immediate recognition of tax deductible costs.

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

In addition to our property, plant and equipment, we had real estate held for investment of $53.5 million and $53.8 million for fiscal 2019 and 2018, respectively and is included in Investments, other.

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

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to our rental equipment. The consolidated balance sheets include $407.9 million and $408.5 million of liabilities related to these programs as of March 31, 2019 and 2018, respectively. These liabilities are recorded in Policy benefits and losses, claims and loss expenses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

Additionally, as of March 31, 2019 and 2018, the consolidated balance sheets include liabilities of $15.6 million and $15.2 million, respectively, related to medical plan benefits we provide for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of IBNR claims. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

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

Amounts collected from customers for sales tax are recorded on a net basis. Please see Note 22, Revenue Recognition, of the Notes to Consolidated Financial Statements.

Advertising

All advertising costs are expensed as incurred. Advertising expense was $10.6 million, $8.1 million and $8.7 million in fiscal 2019, 2018 and 2017, respectively.

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

Starting in fiscal 2014, new annuity contract holders were provided with a sales inducement in the form of a premium bonus (the “Sales Inducement Asset”).  Sales inducements are recognized as an asset with a corresponding increase to the policyholder liability and are amortized in a similar manner to Deferred Policy Acquisition Costs.  As of December 31, 2018 and 2017, the Sales Inducement Asset included with Deferred Policy Acquisition Costs amounted to $19.1 million and $21.2 million, respectively on the consolidated balance sheet and amortization expense totaled $3.7 million, $3.7 million and $3.3 million for the periods ended December 31, 2018, 2017 and 2016, respectively.

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

Debt Issuance Costs

We defer costs directly associated with acquiring third-party financing. Debt issuance costs are deferred and amortized. Debt issuance costs related to our long-term debt are reflected as a direct deduction from the carrying amount of the debt. Please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements.

Adoption of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provided an updated standard on revenue recognition. The standard outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires expanded disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 became effective for us on April 1, 2018 and was adopted on a modified retrospective basis.  We performed an impact assessment by analyzing certain existing material revenue transactions and arrangements that are representative of our business segments and their revenue streams. Additionally, we assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance.  The adoption of the standard did not have a material impact on our consolidated financial statements. Please see Note 22, Revenue Recognition, of the Notes to Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addressed certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. During fiscal 2019 changes in certain equity securities were recognized in earnings. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance was effective for interim and annual reporting periods beginning after December 15, 2017. We adopted this standard in the first quarter of fiscal 2019 and recorded an increase of approximately $9.7 million to retained earnings with a corresponding decrease to accumulated other comprehensive income (loss). Please see Note 6, Investments, of the Notes to Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which required an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This update was effective for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years.  We adopted this standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which changed how companies that sponsor defined benefit pension plans present the related net periodic benefit cost in the income statement. The service cost component of the net periodic benefit cost continues to be presented in the same income statement line items, however other components of the net periodic benefit cost are presented as a component of other income and excluded from operating profit. ASU 2017-07 became effective for public companies during interim and annual reporting periods beginning after December 15, 2017. We adopted this standard in the first quarter of fiscal 2019. We report the current service cost component of net periodic benefit cost in Operating expenses on our condensed consolidated statements of operations and report the Other components of net periodic benefit cost as a separate item outside of earnings from operations. We have applied these changes in presentation retrospectively, which resulted in a decrease in earnings from operations of $1.0 million, $0.9 million and $0.9 million for fiscal 2019, 2018 and 2017, respectively. These changes in presentation did not result in any changes to earnings available to common stockholders or earnings per common share. Details of the net periodic costs are provided in Note 13, Employee Benefit Plans, of the Notes to Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

On April 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842)” along with related updates, which require a lessee to recognize all leases with terms greater than 12 months on their balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term.  The new leasing standard does not significantly change a lessee’s recognition, measurement and presentation of expenses and cash flows. Additionally, Topic 842 aligns key aspects of lessor accounting with the new revenue recognition guidance in Topic 606 (see ASU 2014-09 on the previous page) and expands disclosure of key information about leasing arrangements in an attempt to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. We have determined portions of the vehicle rental contracts that convey the right to control the use of identified assets are within the scope of the accounting guidance contained in the new leasing standard. As we disclosed in our discussion of ASU 2014-09, the Company’s rental related revenues are accounted for under the revenue accounting standard Topic 606.

Topic 842 maintains the dual model for lease accounting, requiring leases to be classified as either operating or finance, with lease classification determined in a manner similar to existing lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees classify leases as either finance leases (comparable to current capital leases) or operating leases (comparable to current operating leases). Costs for a finance lease are split between amortization and interest expense, with operating leases reporting a single lease expense.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Topic 842 substantially changed the accounting for sale-leasebacks going forward, where the Company is to assess if the contract qualifies as a sale under ASC 606. We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, we expect future sale-leasebacks to be accounted for as a financial liability and the leased assets will be capitalized at cost. As all existing sale-leasebacks have been accounted for as a sale, the Company did not reassess any existing sale-leaseback transactions.

The Company adopted the new leasing standard using the Effective Date Approach, which allows entities to only apply the new lease standard in the year of adoption. The Company elected the available practical expedients for existing or expired contracts of lessees and lessors wherein the Company is not required to reassess whether such contracts contain leases, the lease classification or the initial direct costs. Additionally, the Company elected as accounting policies to not recognize right of use assets or lease liabilities for short-term leases (i.e. those with a term of 12 months or less) and to combine lease and non-lease components in the contract for both lessee and lessor arrangements.  Adoption of this standard will result in most of the Company’s operating lease commitments being recognized as operating lease liabilities and right-of-use assets, which will increase total assets by $111.2 million and total liabilities by $109.6 million.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This standard requires the measurement and recognition of expected credit losses held at amortized cost. This new standard requires the use of forward-looking information to estimate credit losses and requires credit losses for available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction in the amortized cost basis. This update is effective for public companies for annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In August 2018, the FASB adopted ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update require insurance companies to annually review and update the assumptions used for measuring the liability under long-duration contracts, such as life insurance, disability income, and annuities. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2020. We are currently in the process of evaluating the impact of the adoption of this amendment on our financial statements; however, the adoption of ASU 2018-12 will impact the statements of operations because the effect of any update to the assumptions we used at the inception of the contracts will be recorded in net income.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for the timing of such transfers. ASU 2018-13 expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of this update on our disclosures in the Notes to Consolidated Financial Statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 11,949; 17,581; and 20,226 as of March 31, 2019, 2018, and 2017, respectively.

Note 5.  Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2019	2018
	(In thousands)
Reinsurance recoverable	$99,615	$100,335
Trade accounts receivable	90,786	65,001
Paid losses recoverable	2,333	1,078
Accrued investment income	25,142	21,549
Premiums and agents' balances	1,545	1,702
Independent dealer receivable	390	85
Other receivables	5,523	4,284
	225,334	194,034
Less: Allowance for doubtful accounts	(549)	(496)
	$224,785	$193,538

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 6.  Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $30.8 million and $32.4 million as of December 31, 2018 and 2017, respectively.

Available-for-Sale Investments

Available-for-sale investments as of March 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$136,010	$2,409	$(2,104)	$(447)	$135,868
U.S. government agency mortgage-backed securities	31,101	433	(146)	(19)	31,369
Obligations of states and political subdivisions	298,955	8,079	(233)	(905)	305,896
Corporate securities	1,613,199	14,777	(14,257)	(24,986)	1,588,733
Mortgage-backed securities	148,203	880	(285)	(903)	147,895
Redeemable preferred stocks	1,493	20	–	(45)	1,468
	$2,228,961	$26,598	$(17,025)	$(27,305)	$2,211,229

Available-for-sale investments as of March 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$123,557	$3,595	$(1,036)	$(203)	$125,913
U.S. government agency mortgage-backed securities	15,941	572	–	(93)	16,420
Obligations of states and political subdivisions	178,702	9,938	(217)	(18)	188,405
Corporate securities	1,388,300	50,056	(3,009)	(1,826)	1,433,521
Mortgage-backed securities	114,581	2,451	(1)	(153)	116,878
Redeemable preferred stocks	2,118	129	–	–	2,247
	$1,823,199	$66,741	$(4,263)	$(2,293)	$1,883,384

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $114.8 million, $163.7 million and $190.2 million in fiscal 2019, 2018 and 2017, respectively. The gross realized gains on these sales totaled $2.0 million, $5.4 million and $5.1 million in fiscal 2019, 2018 and 2017, respectively. We realized gross losses on these sales of $0.2 million, $0.3 million and $2.2 million in fiscal 2019, 2018 and 2017, respectively.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. There were no write downs in fiscal 2019, 2018 and 2017.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive loss for fiscal 2019, 2018 or 2017.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	March 31, 2019		March 31, 2018
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$71,987	$71,954	$36,446	$36,674
Due after one year through five years	541,195	540,658	441,159	450,749
Due after five years through ten years	621,031	614,485	607,075	625,282
Due after ten years	845,052	834,769	621,820	651,554
	2,079,265	2,061,866	1,706,500	1,764,259

Mortgage backed securities	148,203	147,895	114,581	116,878
Redeemable preferred stocks	1,493	1,468	2,118	2,247
	$2,228,961	$2,211,229	$1,823,199	$1,883,384

As of March 31, 2018, equity investments were classified as available-for-sale on our balance sheet. However, upon adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, on April 1, 2018, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments. As of March 31, 2019 and 2018, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

	March 31, 2019		March 31, 2018
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)

Common stocks	$10,123	$17,379	$15,732	$27,862
Non-redeemable preferred stocks	7,451	6,789	8,491	8,614
	$17,574	$24,168	$24,223	$36,476

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2019	2018
	(In thousands)
Mortgage loans, net	$225,829	$309,952
Short-term investments	5,546	10,350
Real estate	53,519	53,776
Policy loans	10,491	17,677
Other equity investments	5,351	7,309
	$300,736	$399,064

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses net of any unamortized premium or discount. The portfolio of mortgage loans is principally collateralized by self-storage facilities and commercial properties. The interest rate range on the mortgage loans is 4.1% to 8.2% with maturities between 2019 and 2036. The allowance for probable losses was $0.5 million and $0.5 million as of March 31, 2019 and 2018, respectively. The estimated fair value of these loans as of March 31, 2019 and 2018 approximated the carrying value. These loans represent first lien mortgages held by us. Mortgage loans are reviewed on an ongoing basis and analysis may include market analysis, estimated valuations of the underlying collateral, loan to value ratios, tenant creditworthiness and other factors. For our mortgage loans, no specifically identified loans were impaired as of March 31, 2019. We have not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area.

Short-term investments consist primarily of investments in money market funds, mutual funds and any other investments with short-term characteristics that have original maturities of less than one year at acquisition. These investments are recorded at cost, which approximates fair value.

Real estate held for investment is carried at the lower of fair value at time of acquisition or current estimated fair value less cost to sell. Other equity investments are carried at cost and assessed for impairment.

Insurance policy loans are carried at their unpaid balance.

Note 7.  Other Assets

Other assets were as follows:

	March 31,
	2019	2018
	(In thousands)
Deposits (debt-related)	$30,408	$33,546
Cash surrender value of life insurance policies	30,985	31,904
Deposits (real estate related)	16,961	19,332
Insurance recoveries	–	160,000
	$78,354	$244,782

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 8.  Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2019	2018	2017
	(In thousands)
Fixed maturities	$99,348	$84,476	$73,041
Real estate	5,538	5,344	5,189
Insurance policy loans	1,305	1,212	1,212
Mortgage loans	16,674	17,783	20,617
Short-term, amounts held by ceding reinsurers, net and other investments	(7,429)	3,098	1,157
Investment income	115,436	111,913	101,216
Less: investment expenses	(4,502)	(4,766)	(3,820)
Investment income - related party, net eliminations	–	3,326	4,880
Net investment and interest income	$110,934	$110,473	$102,276

Note 9.  Borrowings

Long-Term Debt

Long-term debt was as follows:

			March 31,
	2019 Rate (a)	Maturities	2019	2018
			(In thousands)
Real estate loan (amortizing term)	3.99%	2023	$102,913	$135,287
Senior mortgages	3.72% - 6.62%	2021 - 2038	1,741,652	1,487,645
Real estate loans (revolving credit)	3.74% - 3.99%	2021 - 2024	429,400	55,000
Fleet loans (amortizing term)	1.95% - 4.66%	2019 - 2025	263,209	342,971
Fleet loans (revolving credit)	3.64%	2021 - 2023	530,000	460,000
Capital leases (rental equipment)	1.92% - 5.04%	2019 - 2026	1,042,652	984,217
Other obligations	2.75% - 8.00%	2019 - 2048	82,417	73,579
Notes, loans and leases payable			$4,192,243	$3,538,699
Less: Debt issuance costs			(28,920)	(25,623)
Total notes, loans and leases payable, net			$4,163,323	$3,513,076

(a) Interest rate as of March 31, 2019, taking into account the effect of applicable hedging instruments

Real Estate Backed Loans

Real Estate Loan

Real Estate and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a real estate loan (the “Real Estate Loan”).  The Real Estate Loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. The Real Estate Loan is secured by various properties owned by the borrowers..

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of March 31, 2019, the applicable LIBOR was 2.49% and the applicable margin was 1.50%, the sum of which was 3.99%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

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

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of 335.0 million. As of March 31, 2019, the outstanding balance of these loans in the aggregate was $329.4 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The final maturity of the loans is between June 2021 and February 2024. The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of March 31, 2019, the applicable LIBOR was between 2.49% and 2.50% and the margin was between 1.25% and 1.50%, the sum of which was between 3.74% and 3.99%. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $150.0 million, which can be increased to $300.0 million by bringing in other lenders. As of March 31, 2019, the outstanding balance was $100.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2021. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of March 31, 2019, the applicable LIBOR was 2.49% and the margin was 1.38%, the sum of which was 3.87%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margins. As of March 31, 2019, the applicable LIBOR was between 2.48% and 2.49% and applicable margins were between 1.72% and 1.75%. The interest rates are hedged with interest rate swaps fixing the rates between 2.82% and 3.00% based on current margins. Additionally, $241.4 million of these loans are carried at fixed rates ranging between 1.95% and 4.66%.

AMERCO, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $555.0 million. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margin. As of March 31, 2019, the applicable LIBOR was 2.49%, and the margin was 1.15%, the sum of which was 3.64%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly. In April 2019, the rental truck revolving loan that was scheduled to mature in January 2021 was extended to May 2024 and availability increased by $10.0 million.

Capital Leases

We regularly enter into capital leases for new equipment with the terms of the leases between five and seven years. During fiscal 2019, we entered into $348.4 million of new capital leases. As of March 31, 2019 the interest rates were between 1.92% and 5.04%. The net book value of the corresponding capitalized assets was $1,574.0 million and $1,407.6 million as of March 31, 2019 and March 31, 2018, respectively.

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

As of March 31, 2019, the aggregate outstanding principal balance of the U-Notes® issued was $85.6 million, of which $3.2 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.75% and 8.00% and maturity dates range between 2019 and 2048.

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of December 31, 2018, the deposits had an aggregate balance of $60.0 million, for which Oxford pays fixed interest rates between 1.67% and 2.95% with maturities between September 29, 2019 and March 29, 2021. As of December 31, 2018, available-for-sale investments held with the FHLB totaled $124.4 million, of which $69.8 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Leases Payable

The annual maturities of our notes, loans and leases payable as of March 31, 2019 for the next five years and thereafter are as follows:

	Years Ended March 31,
	2020	2021	2022	2023	2024	Thereafter	Total
	(In thousands)
Notes, loans and leases payable, secured	$475,898	$544,868	$749,209	$540,888	$524,778	$1,356,602	$4,192,243

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 10.  Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2019	2018	2017
	(In thousands)
Interest expense	$150,609	$125,412	$106,221
Capitalized interest	(12,733)	(6,466)	(4,863)
Amortization of transaction costs	3,745	3,867	3,445
Interest expense resulting from cash flow hedges	824	3,893	8,603
Total interest expense	142,445	126,706	113,406
Amortization on early extinguishment of debt	–	–	499
Total	$142,445	$126,706	$113,905

Interest paid in cash, including payments related to derivative contracts, amounted to $149.8 million, $129.3 million and $113.7 million for fiscal 2019, 2018 and 2017, respectively.

Interest Rates

Interest rates and our revolving credit borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2019	2018	2017
	(In thousands, except interest rates)
Weighted average interest rate during the year	3.39%	2.48%	1.83%
Interest rate at year end	3.60%	2.84%	2.06%
Maximum amount outstanding during the year	$959,400	$538,000	$597,000
Average amount outstanding during the year	$699,415	$517,997	$477,888
Facility fees	$374	$410	$158

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the balance sheets were as follows:

	March 31, 2019	March 31, 2018
	(In thousands)
Interest rate contracts designated as hedging instruments
Assets	$139	$437
Liabilities	–	(897)
Notional amount (debt)	22,792	123,779
Notional amount (lease)	–	6,182

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	Years Ended March 31,
	2019	2018	2017
	(In thousands)
Loss recognized in income on interest rate contracts	$824	$3,893	$8,603
Gain recognized in AOCI on interest rate contracts (effective portion)	$(633)	$(4,445)	$(9,916)
Loss reclassified from AOCI into income (effective portion)	$789	$3,893	$8,628
(Gain) loss recognized in income on interest rate contracts (ineffective portion and amount excluded from effectiveness testing)	$35	$–	$(25)

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During fiscal 2019, we recognized an increase in the fair value of our cash flows hedges of $0.5 million, net of taxes.  Embedded in this change was $0.8 million of losses reclassified from accumulated other comprehensive income (loss) to interest expense during the year. As of March 31, 2019, we expect to reclassify $0.2 million of net gains on interest rate contracts from accumulated other comprehensive income (loss) (“AOCI”) to earnings as interest expense over the next twelve months. Please see Note 3, Accounting Policies, in the Notes to Consolidated Financial Statements.

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. At March 31, 2019 and 2018, these derivative hedges had a net market value of $1.5 million and $4.4 million, with notional amounts of $284.0 million and $227.4 million, respectively. These derivative instruments are included in Investments, other; on the consolidated balance sheets.

Although the call options are employed to be effective hedges against our policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under GAAP. Accordingly, the call options are marked to fair value on each reporting date with the change in fair value, plus or minus, included as a component of net investment and interest income. The change in fair value of the call options includes the gains or losses recognized at the expiration of the option term and the changes in fair value for open contracts.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 12. Stockholders’ Equity

The following table lists the dividends that have been declared and issued since July 2017.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 6, 2019	$0.50	March 21, 2019	April 4, 2019
December 5, 2018	0.50	December 20, 2018	January 7, 2019
August 23, 2018	0.50	September 10, 2018	September 24, 2018
June 6, 2018	0.50	June 21, 2018	July 5, 2018
March 8, 2018	0.50	March 23, 2018	April 6, 2018
December 6, 2017	0.50	December 21, 2017	January 5, 2018
July 5, 2017	1.00	July 20, 2017	August 3, 2017

On June 8, 2016, our stockholders’ approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of March 31, 2019, no awards had been issued under this plan.

Note 13.  Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2019	2018	2017
	(In thousands)
Pretax earnings:
U.S.	$466,175	$628,901	$609,589
Non-U.S.	11,354	8,712	18,769
Total pretax earnings	$477,529	$637,613	$628,358

Current provision (benefit)
Federal	$(6,114)	$21,780	$38,723
State	3,420	6,471	10,818
Non-U.S.	1,375	1,412	3,334
	(1,319)	29,663	52,875
Deferred provision (benefit)
Federal	94,961	(199,415)	160,527
State	11,311	15,479	15,210
Non-U.S.	1,719	1,303	1,322
	107,991	(182,633)	177,059

Provision for income tax expense (benefit)	$106,672	$(152,970)	$229,934

Income taxes paid (net of income tax refunds received)	$4,255	$68,671	$36,880

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2019	2018	2017

Statutory federal income tax rate	21.00%	31.55%	35.00%
Increase (reduction) in rate resulting from:
Deferred tax liability revaluation	0.00%	(58.25)%	0.00%
State taxes, net of federal benefit	2.41%	2.33%	2.66%
Foreign rate differential	0.15%	0.00%	(0.31)%
Federal tax credits	(0.15)%	(0.32)%	(0.41)%
Transition tax	(0.20)%	1.83%	0.00%
Dividend received deduction	(0.01)%	(0.03)%	(0.03)%
Phase III tax	0.00%	0.63%	0.00%
Other	(0.86)%	(1.73)%	(0.32)%
Actual tax expense (benefit) of operations	22.34%	(23.99)%	36.59%

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss and credit carry forwards	$90,061	$3,136
Accrued expenses	105,727	104,309
Policy benefit and losses, claims and loss expenses payable, net	16,515	11,148
Total deferred tax assets	$212,303	$118,593

Deferred tax liabilities:
Property, plant and equipment	$940,433	$741,607
Deferred policy acquisition costs	14,191	12,995
Unrealized gains	4,223	18,863
Other	4,426	3,236
Total deferred tax liabilities	963,273	776,701
Net deferred tax liability	$750,970	$658,108

The net operating loss (“NOL”) and credit carry-forwards in the above table are primarily attributable to $358.9 million of federal NOLs and $172.3 million of state NOLs.  The federal NOL consists of $266.8 million as of March 31, 2019, and $92.1 million as of March 31, 2018. The federal NOL as of March 31, 2019 has an indefinite life, but is subject to the single tax year limitation under section 172 (a) equal to the lesser of available NOL carryover or 80% of a taxpayer's pre-NOL deduction taxable income (the "80% limitation").  The federal NOL as of March 31, 2018 is not limited and can be carried forward to offset taxable income for 20 years.  As of March 31, 2019 and March 31, 2018, AMERCO had state NOLs of $172.3 million and $45.3 million, respectively, that will begin to expire March 31, 2020, if not utilized.

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and repealed the deferral of the phase three tax for life insurance companies. The blended statutory Federal Tax Rate for our full fiscal year ended March 31, 2018 was 31.55%.  As of December 22, 2018, we have completed our accounting for the tax effects of enactment of the Tax Reform Act. For the fiscal year ended March 31, 2018, we recognized a benefit amount of $356.6 million which was included as a component of income tax expense from continuing operations.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

For the fiscal year ended March 31, 2018, we re-measured certain tax deferred assets and liabilities based on the rates they are expected to reverse in the future, which is generally 21%. The amount recorded related to the re-measurement of our deferred tax balance was a benefit of $371.5 million for the fiscal year ended March 31, 2018.

As of December 31, 2017, we elected to reclassify the income tax effects of the Tax Reform Act in the amount of $8.7 million from accumulated other comprehensive income to retained earnings under ASU 2018-02. In addition, we have adopted the “investment by investment” approach with regard to releasing disproportionate income tax effects from accumulated other comprehensive income.

For the fiscal year ended March 31, 2018, we calculated and recorded a one-time transition tax on earnings from foreign subsidiaries based on the post 1986 earnings and profits (“E&P”) of our Canadian subsidiaries that were previously deferred from U.S. income taxes. The effect of this one-time transition tax liability for our foreign subsidiaries resulted in an increase in income tax expense of $10.7 million for the fiscal year ended March 31, 2018. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

The Tax Reform Act repeals the special rules with regard to distribution to shareholders from pre-1984 policyholders surplus account. This one-time tax was based on the balance of our pre-1984 policyholder surplus account. We reported the amount of our one-time tax liability for Phase Three Tax, resulting in an increase in income tax expense of $4.2 million for the fiscal year ended March 31, 2018.

ASC 740 prescribes a minimum recognition and measurement methodology that a tax position is required to meet before being recognized in the financial statements. A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

	Unrecognized Tax Benefits
	March 31,
	2019	2018
	(In thousands)

Unrecognized tax benefits beginning balance	$35,739	$26,720
Revaluation based on change in after tax benefit	–	5,755
Additions based on tax positions related to the current year	1,887	4,139
Reductions for tax positions of prior years	(46)	(96)
Settlements	(379)	(779)
Unrecognized tax benefits ending balance	$37,201	$35,739

We recognize interest related to unrecognized tax benefits as interest expense, and penalties as operating expenses. At March 31, 2019 and 2018, the amount of interest and penalties accrued on unrecognized tax benefits was $9.5 million and $8.5 million, net of tax. During the current year we recorded expense from interest and penalties in the amount of $1.0 million, net of tax.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With some exceptions, we are no longer subject to audit for years prior to the fiscal year ended March 31, 2016.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 14.  Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the United States and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of Directors (the “Board”) of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2019, 2018 or 2017.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor a leveraged ESOP that generally covers all employees with one year or more of service. The ESOP shares initially were pledged as collateral for its debt which was originally funded by U-Haul. We make annual contributions to the ESOP equal to the ESOP’s debt service. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. ESOP shares are committed to be released monthly and ESOP compensation expense is recorded based on the current market price at the end of the month. These shares then become outstanding for the earnings per share computations. ESOP compensation expense was $11.3 million, $11.4 million and $10.7 million for fiscal 2019, 2018 and 2017, respectively.

Listed below is a summary of these financing arrangements as of fiscal year-end:

	Outstanding as of	Interest Payments
Financing Date	March 31, 2019	2019	2018	2017
	(In thousands)
June, 1991	$–	$1	$1	$2
July, 2009	233	17	26	36
February, 2016	4,966	190	242	–

Leveraged contributions to the Plan Trust during fiscal 2019, 2018 and 2017 were $1.0 million, $1.0 million and $0.2 million, respectively. In fiscal 2019, 2018 and 2017, the Company made non-leveraged contributions of $5.0 million, $11.0 and $11.0 million, respectively to the Plan Trust. In both fiscal 2018 and 2017, $0.1 million of dividends from unallocated shares were applied to debt.

Shares held by the Plan were as follows:

	Years Ended March 31,
	2019	2018
	(In thousands)
Allocated shares	1,069	1,112
Unreleased shares - leveraged	16	19
Fair value of unreleased shares - leveraged	$6,019	$6,448
Unreleased shares - non-leveraged	–	13
Fair value of unreleased shares - non-leveraged	$–	$4,557

The fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2019 and March 31, 2018, respectively. During fiscal 2019, we released for allocation 3,661 leveraged shares and 27,969 non-leveraged shares. As of December 31, 2019, it is estimated there will be 16,260 shares committed to be released.

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

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2019	2018	2017
	(In thousands)
Service cost for benefits earned during the period	$1,108	$1,073	$1,026
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	943	869	814
Other components	70	58	88
Total other components of net periodic benefit costs	1,013	927	902
Net periodic postretirement benefit cost	$2,121	$2,000	$1,928

The fiscal 2019 and fiscal 2018 post retirement benefit liability included the following components:

	Years Ended March 31,
	2019	2018
	(In thousands)
Beginning of year	$23,316	$22,247
Service cost for benefits earned during the period	1,108	1,073
Interest cost on accumulated post retirement benefit	943	869
Net benefit payments and expense	(979)	(644)
Actuarial (gain) loss	1,429	(229)
Accumulated postretirement benefit obligation	25,817	23,316

Current liabilities	1,037	802
Non-current liabilities	24,780	22,514

Total post retirement benefit liability recognized in statement of financial position	25,817	23,316
Components included in accumulated other comprehensive income (loss):
Unrecognized net loss	(3,890)	(2,530)
Cumulative net periodic benefit cost (in excess of employer contribution)	$21,927	$20,786

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2019	2018	2017
	(In percentages)
Accumulated postretirement benefit obligation	3.83%	3.98%	3.94%

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Net periodic post retirement benefit cost above includes the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2019 was 6.7% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2038. The assumed health care cost trend rate used to measure the accumulated post retirement benefit obligation as of the end of fiscal 2018 (and used to measure the fiscal 2019 net periodic benefit cost) was 6.9% in the initial year and was projected to decline annually to an ultimate rate of 4.5% in fiscal 2038.

If the estimated health care cost trend rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by $274 thousand and the total of the service cost and interest cost components would increase by $27 thousand. A decrease in the estimated health care cost trend rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $309 thousand and the total of the service cost and interest cost components would decrease by $31 thousand.

Post employment benefits provided by us, other than upon retirement, are not material.

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2020	$1,037
2021	1,227
2022	1,445
2023	1,665
2024	1,906
2025 through 2028	11,863
Total	$19,143

Note 15.  Fair Value Measurements

Assets and liabilities are recorded at fair value on the consolidated balance sheets and are measured and classified based upon a three-tiered approach to valuation. Financial assets and liabilities recorded at fair value and are classified and disclosed in one of the following three categories:

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
Year Ended March 31, 2019	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$224,785	$–	$–	$224,785	$224,785
Mortgage loans, net	225,829	–	–	225,829	225,829
Other investments	74,907	–	–	74,907	74,907
Total	$525,521	$–	$–	$525,521	$525,521

Liabilities
Notes, loans and leases payable	4,192,243	–	4,192,243	–	4,192,243
Total	$4,192,243	$–	$4,192,243	$–	$4,192,243

	Fair Value Hierarchy
	Carrying				Total Estimated
Year Ended March 31, 2018	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$193,538	$–	$–	$193,538	$193,538
Mortgage loans, net	309,952	–	–	309,952	309,952
Other investments	89,112	–	–	89,112	89,112
Total	$592,602	$–	$–	$592,602	$592,602

Liabilities
Notes, loans and leases payable	3,538,699	–	3,538,699	–	3,538,699
Total	$3,538,699	$–	$3,538,699	$–	$3,538,699

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of March 31, 2019 and 2018, that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

Year Ended March 31, 2019	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$463,847	$463,599	$248	$–
Fixed maturities - available for sale	2,209,761	7,327	2,202,213	221
Preferred stock	8,257	8,257	–	–
Common stock	17,379	17,379	–	–
Derivatives	1,607	1,468	139	–
Total	$2,700,851	$498,030	$2,202,600	$221

Liabilities
Derivatives	–	–	–	–
Total	$–	$–	$–	$–

Year Ended March 31, 2018	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$475,320	$475,320	$–	$–
Fixed maturities - available for sale	1,881,137	7,567	1,873,293	277
Preferred stock	10,861	10,861	–	–
Common stock	27,862	27,862	–	–
Derivatives	4,825	4,388	437	–
Total	$2,400,005	$525,998	$1,873,730	$277

Liabilities
Derivatives	897	–	897	–
Total	$897	$–	$897	$–

The following tables represent the fair value measurements for our assets as of March 31, 2019 using significant unobservable inputs (Level 3).

Fixed Maturities - Asset Backed Securities
(In thousands)
Balance at March 31, 2017	$330

Fixed Maturities - Asset Backed Securities - redeemed	(91)
Fixed Maturities - Asset Backed Securities - net gain (unrealized)	38
Balance at March 31, 2018	$277

Fixed Maturities - Asset Backed Securities - redeemed	(96)
Fixed Maturities - Asset Backed Securities - net gain (unrealized)	40
Balance at March 31, 2019	$221

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

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2018
Life insurance in force	$941,822	$207	$548,152	$1,489,767	37%
Premiums earned:
Life	$51,691	$(1)	$(69,616)	$(17,924)	388%
Accident and health	77,813	267	1,851	79,397	2%
Annuity	1,221	–	794	2,015	39%
Property and casualty	60,848	–	–	60,848	0%
Total	$191,573	$266	$(66,971)	$124,336

Year ended December 31, 2017
Life insurance in force	$947,720	$248	$876,865	$1,824,337	48%
Premiums earned:
Life	$51,227	$4	$9,880	$61,103	16%
Accident and health	90,396	295	1,977	92,078	2%
Annuity	728	–	794	1,522	52%
Property and casualty	57,161	69	8	57,100	0%
Total	$199,512	$368	$12,659	$211,803

Year ended December 31, 2016
Life insurance in force	$937,779	$249	$915,769	$1,853,299	49%
Premiums earned:
Life	$50,251	$–	$10,626	$60,877	17%
Accident and health	99,450	310	2,263	101,403	2%
Annuity	505	–	794	1,299	61%
Property and casualty	52,329	–	5	52,334	0%
Total	$202,535	$310	$13,688	$215,913

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

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	December 31,
	2018	2017
	(In thousands)
Unpaid losses and loss adjustment expense	$228,970	$233,554
Reinsurance losses payable	988	805
Total	$229,958	$234,359

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

	December 31,
	2018	2017	2016
	(In thousands)
Balance at January 1	$233,554	$244,400	$251,964
Less: reinsurance recoverable	94,490	103,952	107,311
Net balance at January 1	139,064	140,448	144,653
Incurred related to:
Current year	19,579	15,749	13,297
Prior years	(5,365)	233	107
Total incurred	14,214	15,982	13,404
Paid related to:
Current year	8,838	8,969	7,777
Prior years	10,390	8,397	9,832
Total paid	19,228	17,366	17,609
Net balance at December 31	134,050	139,064	140,448
Plus: reinsurance recoverable	94,920	94,490	103,952
Balance at December 31	$228,970	$233,554	$244,400

Prior year incurred losses were impacted by favorable development on numerous Excess Workers Compensation claims. The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $94.9 million) decreased by $5.1 million as of December 31, 2018.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The information about property and casualty incurred and paid loss and loss adjustment expense development for the years end December 31, 2012 through 2018, and the average annual percentage payout of incurred claims by age as of December 31, 2018, is presented as supplementary information. Claims data for 2012 through 2017 is unaudited. Claims data for 2018 is audited.

								As of
								December 31, 2018
								Total of
								Incurred-but-
								Not-Reported
								Liabilities Plus
								Expected	Cumulative
								Development	Number of
Accident								on Reported	Reported
Year	2012	2013	2014	2015	2016	2017	2018	Claims	Claims
		(In thousands, except claim counts)
2012	$8,971	$8,903	$8,831	$8,788	$8,753	$8,735	$8,735	$–	6,889
2013		9,861	9,853	9,914	9,741	9,576	9,595	–	7,663
2014			11,691	10,907	10,720	10,759	10,748	323	9,648
2015				12,214	12,459	12,460	12,464	1,821	10,719
2016					13,297	13,011	13,056	1,300	11,146
2017						15,749	16,109	1,218	11,496
2018							19,580	7,932	11,144
							Total	12,594

The following table presents paid claims development as of December 31, 2018, net of reinsurance. Claims data for 2012 through 2017 are unaudited. Claims data for 2018 is audited.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
		(In thousands)
Accident
Year	2012	2013	2014	2015	2016	2017	2018
2012	$4,415	$6,345	$8,179	$8,410	$8,734	$8,734	$8,734
2013		5,227	7,608	8,718	9,462	9,576	9,595
2014			6,154	8,087	9,270	9,293	10,325
2015				7,509	9,601	9,730	10,343
2016					7,777	10,665	11,643
2017						8,969	11,638
2018							8,838
					Total	Total	71,116
All outstanding liabilities before 2012, net of reinsurance							114,877
Liabilities for claims and claim adjustment expenses, net of reinsurance							134,050

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The reconciliation of the net incurred and paid claims development tables for the liability for claims and claims adjustment expenses is as follows:

December 31, 2018
(In thousands)
Liabilities for unpaid Property and Casualty claims
and claim adjustment expenses, net of reinsurance	$134,050

Total reinsurance recoverable on unpaid
Property and Casualty claims	$94,920

Total gross liability for unpaid Property and Casualty
claims and claim adjustment expense	$228,970

The following is supplementary information about average historical claims duration as of December 31, 2018.

Average Annual Percentage Payout of Incurred Claims by Age, net of Reinsurance
Years	1	2	3	4	5	6	7

Property and Casualty Insurance	54.7%	20.1%	10.4%	3.9%	4.8%	0.1%	0.0%

Note 17.  Commitments

We lease a portion of our rental equipment and certain of our facilities under operating leases with terms that expire at various dates substantially through 2024. As of March 31, 2019, we have guaranteed $5.2 million of residual values for these rental equipment assets at the end of the respective lease terms. Certain leases contain renewal and fair market value purchase options as well as mileage and other restrictions. At the expiration of the lease, we have the option to renew the lease, purchase the asset for fair market value, or sell the asset to a third party on behalf of the lessor. We have been leasing equipment since 1987 and have experienced no material losses relating to these types of residual value guarantees.

Lease expenses were as follows:

	Years Ended March 31,
	2019	2018	2017
	(In thousands)
Lease expense	$33,158	$33,960	$37,343

Operating and ground lease commitments for leases having terms of more than one year were as follows:

	Property, Plant and Equipment		Rental Equipment
	Ground	Operating	Operating	Total
	(In thousands)
Year-ended March 31:
2020	$1,024	$18,536	$1,292	$20,852
2021	1,024	17,471	–	18,495
2022	1,030	15,720	–	16,750
2023	1,030	15,287	–	16,317
2024	1,031	14,705	–	15,736
Thereafter	48,619	6,064	–	54,683
Total	$53,758	$87,783	$1,292	$142,833

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 18.  Contingencies

Litigation

On July 1, 2014, a 100-pound propane cylinder exploded while in use on a food truck in Philadelphia, Pennsylvania. The explosion killed two people and injured eleven. Following the incident, the injured parties and their estates filed a number of lawsuits in the Philadelphia Court of Common Pleas against U-Haul and its subsidiary, U-Haul Co. of Pennsylvania (“UHPA”), alleging that UHPA improperly filled propane cylinders that were overdue for periodic requalification and offered such cylinders for transportation, which allegedly caused the deaths and injuries. One plaintiff also sued AMERCO.  All U-Haul defendants denied the allegations. The parties reached agreements to settle the civil cases by April 2018.  We have paid a total of $27.9 million, representing our self-insured retention and attorney’s fees for all related civil matters.

In June 2018, following the resolution of the civil claims, the United States Attorney's Office for the Eastern District of Pennsylvania filed an initial 6-count indictment and a superseding 7-count indictment against UHPA.  In January 2019, the U.S. Attorney's Office agreed to dismiss Counts 1 through 5 alleging UHPA improperly filled propane cylinders that were overdue for periodic requalification and offering such cylinders for transportation.  UHPA entered a guilty plea with respect to Counts 6 and 7 relating to a failure to properly train UHPA employees dispensing propane and documentation thereof.  On May 7, 2019, the United States District Court for the Eastern District of Pennsylvania accepted the plea agreement and imposed a $1 million fine and two years of probation on UHPA.  UHPA was also ordered to pay $800 in associated court fees.

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

SAC Holding Corporation and SAC Holding II Corporation (collectively “SAC Holdings”) were established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we sold real estate and various self-storage properties to SAC Holdings, and such sales provided significant cash flows to us. SAC Holdings, Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation (“5 SAC”), Galaxy Investments, L.P. (“Galaxy”) and Private Mini Storage Realty, L.P. (“Private Mini”) are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly-owned by Willow Grove Holdings LP (“WGHLP”), which is owned by Mark V. Shoen, and various trusts associated with Edward J. Shoen and Mark V. Shoen.

Related Party Revenues

	Years Ended March 31,
	2019	2018	2017
	(In thousands)
U-Haul interest income revenue from Blackwater	$–	$3,326	$4,880
U-Haul management fee revenue from Blackwater	23,986	23,577	23,130
U-Haul management fee revenue from Mercury	5,162	6,025	5,945
	$29,148	$32,928	$33,955

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $30.0 million, $29.5 million and $27.8 million from the above-mentioned entities during fiscal 2019, 2018 and 2017, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are indirectly owned by Mark V. Shoen, James P. Shoen, and a trust benefitting the children and grandchildren of Edward J. Shoen.

Related Party Costs and Expenses

	Years Ended March 31,
	2019	2018	2017
	(In thousands)
U-Haul lease expenses to Blackwater	$2,678	$2,684	$2,740
U-Haul commission expenses to Blackwater	61,434	58,595	57,113
	$64,112	$61,279	$59,853

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

At March 31, 2019, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and notes with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $24.0 million, expenses of $2.7 million and cash flows of $21.3 million during fiscal 2019. Revenues and commission expenses related to the Dealer Agreements were $288.2 million and $61.4 million, respectively for fiscal 2019.

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

We do not have the power to direct the activities that most significantly impact the economic performance of the individual operating entities which have management agreements with U-Haul. There are no fees or penalties disclosed in the management agreement for termination of the agreement. Through control of the holding entities' assets, and its ability and history of making key decisions relating to the entity and its assets, Blackwater, and its owner, are the variable interest holder with the power to direct the activities that most significantly impact each of the individual holding entities and the individual operating entities’ performance.  As a result, we have no basis to consolidate these entities.

We have not provided financial or other support explicitly or implicitly during the fiscal years ended March 31, 2019 and 2018, respectively to any of these entities that it was not previously contractually required to provide. In addition, we currently have no plan to provide any financial support to any of these entities in the future. The carrying amount and classification of the assets and liabilities in our balance sheets that relate to our variable interests in the aforementioned entities are as follows, which approximate the maximum exposure to loss as a result of our involvement with these entities:

Related Party Assets

	March 31,
	2019	2018
	(In thousands)
U-Haul receivable from Blackwater	25,158	24,034
U-Haul receivable from Mercury	7,234	10,357
Other (a)	(1,503)	(1,115)
	$30,889	$33,276

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

Note 20.  Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the States of Arizona and Nevada require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Repwest:
Audited statutory net income	$23,960	$16,328	$19,580
Audited statutory capital and surplus	216,763	197,375	176,009
ARCOA:
Audited statutory net income	1,612	1,190	1,451
Audited statutory capital and surplus	9,390	7,991	6,798
Oxford:
Audited statutory net income	11,367	10,350	17,473
Audited statutory capital and surplus	203,723	195,931	189,279
CFLIC:
Audited statutory net income	8,735	8,062	8,139
Audited statutory capital and surplus	27,232	26,653	28,011
NAI:
Audited statutory net income	1,436	1,594	1,039
Audited statutory capital and surplus	12,817	12,674	12,691

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest at December 31, 2018 that could be distributed as ordinary dividends was $21.7 million. The statutory surplus for Oxford at December 31, 2018 that could be distributed as ordinary dividends was $11.4 million. Neither Oxford nor Repwest paid a dividend to AMERCO in fiscal 2019, 2018 or 2017.

For our insurance subsidiaries, statutory accounting principles (“SAP”) differ from GAAP primarily in that: (i) premiums from deferred annuities are recognized as revenue under SAP, while they are accounted for as liabilities from investment contracts under GAAP; (ii) policy acquisition costs are expensed as incurred under SAP, while they are deferred and amortized over the effective period of the related life insurance policies or the present value of actual and expected gross profits from annuity deposits; (iii) policy benefits and losses are established using different actuarial assumptions; and (iv) investments are valued on a different basis and valuation allowances attributable to investments are different. In addition, certain assets are not admitted under SAP and are charged directly to surplus.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 21.  Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2019
Total revenues	$3,597,285	$171,422	$3,768,707
Depreciation and amortization, net of gains on disposal	575,134	7,421	582,555
Interest expense	139,573	2,872	142,445
Pretax earnings	466,175	11,354	477,529
Income tax expense	103,578	3,094	106,672
Identifiable assets	11,526,876	364,837	11,891,713

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2018
Total revenues	$3,435,821	$165,293	$3,601,114
Depreciation and amortization, net of gains on disposal	363,826	8,521	372,347
Interest expense	123,777	2,929	126,706
Pretax earnings	628,901	8,712	637,613
Income tax expense (benefit)	(155,685)	2,715	(152,970)
Identifiable assets	10,425,299	322,123	10,747,422

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2017
Total revenues	$3,271,563	$150,204	$3,421,767
Depreciation and amortization, net of gains on disposal	466,378	5,275	471,653
Interest expense	112,834	572	113,406
Pretax earnings	609,589	18,769	628,358
Income tax expense	225,278	4,656	229,934
Identifiable assets	9,030,528	375,312	9,405,840

Note 21A.  Consolidating Financial Information by Industry Segment

AMERCO’s three reportable segments are:

  Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of   U-Haul and Real Estate;
  Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA; and
  Life Insurance, comprised of Oxford and its subsidiaries.

Management tracks revenues separately, but does not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate reportable segments. Deferred income taxes, net are shown as liabilities on the consolidating statements.

The information includes elimination entries necessary to consolidate AMERCO, the parent, with its subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 21A. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of March 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$643,918	$5,757	$24,026	$–		$673,701
Reinsurance recoverables and trade receivables, net	90,832	102,120	31,833	–		224,785
Inventories and parts, net	103,504	–	–	–		103,504
Prepaid expenses	174,100	–	–	–		174,100
Investments, fixed maturities and marketable equities	–	279,641	1,955,756	–		2,235,397
Investments, other	23,013	74,679	203,044	–		300,736
Deferred policy acquisition costs, net	–	–	136,276	–		136,276
Other assets	72,768	2,456	3,130	–		78,354
Related party assets	35,997	6,639	16,466	(28,213)	(c)	30,889
	1,144,132	471,292	2,370,531	(28,213)		3,957,742

Investment in subsidiaries	534,157	–	–	(534,157)	(b)	–

Property, plant and equipment, at cost:
Land	976,454	–	–	–		976,454
Buildings and improvements	4,003,726	–	–	–		4,003,726
Furniture and equipment	689,780	–	–	–		689,780
Rental trailers and other rental equipment	590,039	–	–	–		590,039
Rental trucks	4,762,028	–	–	–		4,762,028
	11,022,027	–	–	–		11,022,027
Less: Accumulated depreciation	(3,088,056)	–	–	–		(3,088,056)
Total property, plant and equipment	7,933,971	–	–	–		7,933,971
Total assets	$9,612,260	$471,292	$2,370,531	$(562,370)		$11,891,713

(a) Balances as of December 31, 2018
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$548,099	$2,844	$5,930	$–		$556,873
Notes, loans and leases payable, net	4,163,323	–	–	–		4,163,323
Policy benefits and losses, claims and loss expenses payable	407,934	229,958	373,291	–		1,011,183
Liabilities from investment contracts	–	–	1,666,742	–		1,666,742
Other policyholders' funds and liabilities	–	5,259	9,788	–		15,047
Deferred income	35,186	–	–	–		35,186
Deferred income taxes, net	741,644	6,961	2,365	–		750,970
Related party liabilities	25,446	3,836	692	(29,974)	(c)	–
Total liabilities	5,921,632	248,858	2,058,808	(29,974)		8,199,324

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	453,536	91,120	26,271	(117,601)	(b)	453,326
Accumulated other comprehensive income (loss)	(68,459)	(3,721)	(5,300)	10,782	(b)	(66,698)
Retained earnings	3,976,752	131,734	288,252	(419,776)	(b)	3,976,962
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(4,048)	–	–	–		(4,048)
Total stockholders' equity	3,690,628	222,434	311,723	(532,396)		3,692,389
Total liabilities and stockholders' equity	$9,612,260	$471,292	$2,370,531	$(562,370)		$11,891,713

(a) Balances as of December 31, 2018
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

Consolidating balance sheets by industry segment as of March 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$506,158	$2,582	$2,375	$–		$511,115
Notes, loans and leases payable, net	3,513,076	–	–	–		3,513,076
Policy benefits and losses, claims and loss expenses payable	568,456	234,359	445,218	–		1,248,033
Liabilities from investment contracts	–	–	1,364,066	–		1,364,066
Other policyholders' funds and liabilities	–	5,377	4,663	–		10,040
Deferred income	34,276	–	–	–		34,276
Deferred income taxes, net	629,389	8,927	19,792	–		658,108
Related party liabilities	28,157	2,870	993	(32,020)	(c)	–
Total liabilities	5,279,512	254,115	1,837,107	(32,020)		7,338,714

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	452,956	91,120	26,271	(117,601)	(b)	452,746
Accumulated other comprehensive income (loss)	(4,623)	16,526	35,982	(52,508)	(b)	(4,623)
Retained earnings	3,635,351	100,302	268,149	(368,241)	(b)	3,635,561
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(7,823)	–	–	–		(7,823)
Total stockholders' equity	$3,408,708	211,249	332,902	(544,151)		3,408,708
Total liabilities and stockholders' equity	8,688,220	$465,364	$2,170,009	$(576,171)		$10,747,422

(a) Balances as of December 31, 2017
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,656,327	$–	$–	$(2,830)	(c)	$2,653,497
Self-storage revenues	367,276	–	–	–		367,276
Self-moving & self-storage products & service sales	264,146	–	–	–		264,146
Property management fees	29,148	–	–	–		29,148
Life insurance premiums	–	–	63,488	–		63,488
Property and casualty insurance premiums	–	63,488	–	(2,635)	(c)	60,853
Net investment and interest income	13,857	12,349	86,395	(1,667)	(b)	110,934
Other revenue	215,055	–	4,831	(521)	(b)	219,365
Total revenues	3,545,809	75,837	154,714	(7,653)		3,768,707

Costs and expenses:
Operating expenses	1,938,317	34,218	14,613	(5,968)	(b,c)	1,981,180
Commission expenses	288,408	–	–	–		288,408
Cost of sales	162,142	–	–	–		162,142
Benefits and losses	–	14,213	86,064	–		100,277
Amortization of deferred policy acquisition costs	–	–	28,556	–		28,556
Lease expense	33,702	–	–	(544)	(b)	33,158
Depreciation, net gains on disposals	554,043	–	–	–		554,043
Net gains on disposal of real estate	(44)	–	–	–		(44)
Total costs and expenses	2,976,568	48,431	129,233	(6,512)		3,147,720

Earnings from operations before equity in earnings of subsidiaries	569,241	27,406	25,481	(1,141)		620,987

Equity in earnings of subsidiaries	41,811	–	–	(41,811)	(d)	–

Earnings from operations	611,052	27,406	25,481	(42,952)		620,987
Other components of net periodic benefit costs	(1,013)	–	–	–		(1,013)
Interest expense	(143,586)	–	–	1,141	(b)	(142,445)
Pretax earnings	466,453	27,406	25,481	(41,811)		477,529
Income tax benefit (expense)	(95,596)	(5,698)	(5,378)	–		(106,672)
Earnings available to common shareholders	$370,857	$21,708	$20,103	$(41,811)		$370,857

(a) Balances for the year ended December 31, 2018
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,483,956	$–	$–	$(4,214)	(c)	$2,479,742
Self-storage revenues	323,903	–	–	–		323,903
Self-moving & self-storage products & service sales	261,557	–	–	–		261,557
Property management fees	29,602	–	–	–		29,602
Life insurance premiums	–	–	154,703	–		154,703
Property and casualty insurance premiums	–	58,800	–	(1,700)	(c)	57,100
Net investment and interest income	12,232	15,771	84,158	(1,688)	(b)	110,473
Other revenue	179,417	–	5,001	(384)	(b)	184,034
Total revenues	3,290,667	74,571	243,862	(7,986)		3,601,114

Costs and expenses:
Operating expenses	1,758,697	32,710	22,061	(6,412)	(b,c)	1,807,056
Commission expenses	276,705	–	–	–		276,705
Cost of sales	160,489	–	–	–		160,489
Benefits and losses	–	15,983	169,328	–		185,311
Amortization of deferred policy acquisition costs	–	–	24,514	–		24,514
Lease expense	34,243	–	–	(283)	(b)	33,960
Depreciation, net gains on disposals	543,247	–	–	–		543,247
Net gains on disposal of real estate	(195,414)	–	–	–		(195,414)
Total costs and expenses	2,577,967	48,693	215,903	(6,695)		2,835,868

Earnings from operations before equity in earnings of subsidiaries	712,700	25,878	27,959	(1,291)		765,246

Equity in earnings of subsidiaries	46,990	–	–	(46,990)	(d)	–

Earnings from operations	759,690	25,878	27,959	(48,281)		765,246
Other components of net periodic benefit costs	(927)	–	–	–		(927)
Interest expense	(127,997)	–	–	1,291	(b)	(126,706)
Pretax earnings	630,766	25,878	27,959	(46,990)		637,613
Income tax expense	159,817	(2,989)	(3,858)	–		152,970
Earnings available to common shareholders	$790,583	$22,889	$24,101	$(46,990)		$790,583

(a) Balances for the year ended December 31, 2017
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,366,526	$–	$–	$(3,693)	(c)	$2,362,833
Self-storage revenues	286,886	–	–	–		286,886
Self-moving & self-storage products & service sales	253,073	–	–	–		253,073
Property management fees	29,075	–	–	–		29,075
Life insurance premiums	–	–	163,579	–		163,579
Property and casualty insurance premiums	–	52,334	–	–		52,334
Net investment and interest income	9,688	16,652	77,540	(1,604)	(b)	102,276
Other revenue	167,752	–	4,480	(521)	(b)	171,711
Total revenues	3,113,000	68,986	245,599	(5,818)		3,421,767

Costs and expenses:
Operating expenses	1,520,506	28,421	22,429	(4,175)	(b,c)	1,567,181
Commission expenses	267,230	–	–	–		267,230
Cost of sales	152,485	–	–	–		152,485
Benefits and losses	–	13,404	169,306	–		182,710
Amortization of deferred policy acquisition costs	–	–	26,218	–		26,218
Lease expense	37,529	–	–	(186)	(b)	37,343
Depreciation, net gains on disposals	449,025	–	–	–		449,025
Net (gains) losses on disposal of real estate	(3,590)	–	–	–		(3,590)
Total costs and expenses	2,423,185	41,825	217,953	(4,361)		2,678,602

Earnings from operations before equity in earnings of subsidiaries	689,815	27,161	27,646	(1,457)		743,165

Equity in earnings of subsidiaries	35,797	–	–	(35,797)	(d)	–

Earnings from operations	725,612	27,161	27,646	(37,254)		743,165
Other components of net periodic benefit costs	(902)	–	–	–		(902)
Interest expense	(114,863)	–	–	1,457	(b)	(113,406)
Amortization on early extinguished of debt	(499)					(499)
Pretax earnings	609,348	27,161	27,646	(35,797)		628,358
Income tax expense	(210,924)	(9,346)	(9,664)	–		(229,934)
Earnings available to common shareholders	$398,424	$17,815	$17,982	$(35,797)		$398,424

(a) Balances for the year ended December 31, 2016
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2019, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$370,857	$21,708	$20,103	$(41,811)	$370,857
Earnings from consolidated subsidiaries	(41,811)	–	–	41,811	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	581,025	–	–	–	581,025
Amortization of deferred policy acquisition costs	–	–	28,556	–	28,556
Amortization of premiums and accretion of discounts related to investments, net	–	1,361	11,746	–	13,107
Amortization of debt issuance costs	3,923	–	–	–	3,923
Interest credited to policyholders	–	–	35,387	–	35,387
Change in allowance for losses on trade receivables	57	–	(5)	–	52
Change in allowance for inventories and parts reserve	(146)	–	–	–	(146)
Net gains on disposal of personal property	(26,982)	–	–	–	(26,982)
Net gains on disposal of real estate	(44)	–	–	–	(44)
Net (gains) losses on sales of investments	–	(2,971)	308	–	(2,663)
Net losses on equity securities	–	5,739	–	–	5,739
Deferred income taxes	112,434	830	(6,453)	–	106,811
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(26,160)	(2,438)	(2,767)	–	(31,365)
Inventories and parts	(13,492)	–	–	–	(13,492)
Prepaid expenses	(8,620)	–	–	–	(8,620)
Capitalization of deferred policy acquisition costs	–	–	(25,957)	–	(25,957)
Other assets	159,126	(1,449)	(525)	–	157,152
Related party assets	3,857	339	(2)	–	4,194
Accounts payable and accrued expenses	6,454	257	3,552	–	10,263
Policy benefits and losses, claims and loss expenses payable	(159,793)	(4,400)	(71,927)	–	(236,120)
Other policyholders' funds and liabilities	–	(117)	5,124	–	5,007
Deferred income	966	–	–	–	966
Related party liabilities	(2,711)	944	(300)	–	(2,067)
Net cash provided (used) by operating activities	958,940	19,803	(3,160)	–	975,583

Cash flows from investing activities:
Escrow deposits	4,299	–	–	–	4,299
Purchases of:
Property, plant and equipment	(1,869,968)	–	–	–	(1,869,968)
Short term investments	–	(53,878)	(170)	–	(54,048)
Fixed maturities investments	–	(33,775)	(506,270)	–	(540,045)
Equity securities	–	–	(957)	–	(957)
Preferred stock	–	–	–	–	–
Real estate	(236)	(187)	(212)	–	(635)
Mortgage loans	–	(20,031)	(43,580)	–	(63,611)
Proceeds from sales and paydowns of:
Property, plant and equipment	606,271	–	–	–	606,271
Short term investments	–	58,767	7,270	–	66,037
Fixed maturities investments	–	12,305	111,246	–	123,551
Equity securities	–	8,608	–	–	8,608
Preferred stock	–	1,625	–	–	1,625
Real estate	–	–	–	–	–
Mortgage loans	–	5,881	141,856	–	147,737
Net cash used by investing activities	(1,259,634)	(20,685)	(290,817)	–	(1,571,136)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2018

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2019, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	897,311	–	–	–	897,311
Principal repayments on credit facilities	(299,748)	–	–	–	(299,748)
Payment of debt issuance costs	(7,243)	–	–	–	(7,243)
Capital lease payments	(303,431)	–	–	–	(303,431)
Employee stock ownership plan shares	(418)	–	–	–	(418)
Securitization deposits	–	–	–	–	–
Common stock dividends paid	(39,179)	–	–	–	(39,179)
Investment contract deposits	–	–	400,123	–	400,123
Investment contract withdrawals	–	–	(132,833)	–	(132,833)
Net cash provided by financing activities	247,292	–	267,290	–	514,582

Effects of exchange rate on cash	(4,716)	–	–	–	(4,716)

Decrease in cash and cash equivalents	(58,118)	(882)	(26,687)	–	(85,687)
Cash and cash equivalents at beginning of period	702,036	6,639	50,713	–	759,388
Cash and cash equivalents at end of period	$643,918	$5,757	$24,026	$–	$673,701
	(page 2 of 2)
(a) Balance for the period ended December 31, 2018

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2018, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$790,583	$22,889	$24,101	$(46,990)	$790,583
Earnings from consolidated subsidiaries	(46,990)	–	–	46,990	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	555,069	–	–	–	555,069
Amortization of deferred policy acquisition costs	–	–	24,514	–	24,514
Amortization of premiums and accretion of discounts related to investments, net	–	1,356	11,434	–	12,790
Amortization of debt issuance costs	3,868	–	–	–	3,868
Interest credited to policyholders	–	–	32,302	–	32,302
Change in allowance for losses on trade receivables	(31)	–	(89)	–	(120)
Change in allowance for inventories and parts reserve	5,065	–	–	–	5,065
Net gains on disposal of personal property	(11,822)	–	–	–	(11,822)
Net gains on disposal of real estate	(195,414)	–	–	–	(195,414)
Net gains on sales of investments	–	(1,703)	(4,566)	–	(6,269)
Net (gains) losses on equity securities	–	–	–	–	–
Deferred income taxes	(182,358)	(6,596)	(4,480)	–	(193,434)
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(23,444)	8,075	40	–	(15,329)
Inventories and parts	(12,384)	–	–	–	(12,384)
Prepaid expenses	(40,765)	–	–	–	(40,765)
Capitalization of deferred policy acquisition costs	–	–	(27,350)	–	(27,350)
Other assets	(167,579)	1,810	(199)	–	(165,968)
Related party assets	48,855	4,553	–	–	53,408
Accounts payable and accrued expenses	(36,384)	648	(1,244)	–	(36,980)
Policy benefits and losses, claims and loss expenses payable	168,687	(10,623)	3,057	–	161,121
Other policyholders' funds and liabilities	–	1,194	(1,303)	–	(109)
Deferred income	5,524	–	–	–	5,524
Related party liabilities	(1,884)	318	950	–	(616)
Net cash provided by operating activities	858,596	21,921	57,167	–	937,684

Cash flows from investing activities:
Escrow deposits	31,362	–	–	–	31,362
Purchases of:
Property, plant and equipment	(1,363,745)	–	–	–	(1,363,745)
Short term investments	–	(63,556)	–	–	(63,556)
Fixed maturities investments	–	(51,273)	(339,627)	–	(390,900)
Equity securities	–	–	(662)	–	(662)
Preferred stock	–	(1,000)	–	–	(1,000)
Real estate	(1,365)	(440)	(134)	–	(1,939)
Mortgage loans	–	(14,409)	(69,098)	–	(83,507)
Proceeds from sales and paydowns of:
Property, plant and equipment	699,803	–	–	–	699,803
Short term investments	–	61,133	6,657	–	67,790
Fixed maturities investments	–	21,670	141,799	–	163,469
Preferred stock	–	4,208	–	–	4,208
Real estate	2,783	–	–	–	2,783
Mortgage loans	–	15,660	21,930	–	37,590
Net cash used by investing activities	(631,162)	(28,007)	(239,135)	–	(898,304)
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

Consolidating cash flow statements by industry segment for the year ended March 31, 2017 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$398,424	$17,815	$17,982	$(35,797)	$398,424
Earnings from consolidated subsidiaries	(35,797)	–	–	35,797	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	481,520	–	–	–	481,520
Amortization of deferred policy acquisition costs	–	–	26,218	–	26,218
Amortization of premiums and accretion of discounts related to investments, net	–	1,336	10,492	–	11,828
Amortization of debt issuance costs	4,062	–	–	–	4,062
Interest credited to policyholders	–	–	25,020	–	25,020
Change in allowance for losses on trade receivables	31	–	(77)	–	(46)
Change in allowance for inventories and parts reserve	1,330	–	–	–	1,330
Net gains on disposal of personal property	(32,495)	–	–	–	(32,495)
Net gains on disposal of real estate	(3,590)	–	–	–	(3,590)
Net gains on sales of investments	–	(2,636)	(2,648)	–	(5,284)
Net (gains) losses on equity securities	–	–	–	–	–
Deferred income taxes	173,059	2,340	(2,287)	–	173,112
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(6,806)	4,221	(305)	–	(2,890)
Inventories and parts	(4,072)	–	–	–	(4,072)
Prepaid expenses	9,386	–	–	–	9,386
Capitalization of deferred policy acquisition costs	–	–	(27,111)	–	(27,111)
Other assets	(3,827)	1,341	(2)	–	(2,488)
Related party assets	(872)	1,215	–	–	343
Accounts payable and accrued expenses	(14,793)	392	(1,147)	–	(15,548)
Policy benefits and losses, claims and loss expenses payable	13,283	(7,838)	9,933	–	15,378
Other policyholders' funds and liabilities	–	1,167	332	–	1,499
Deferred income	5,921	–	–	–	5,921
Related party liabilities	(1,170)	226	(118)	–	(1,062)
Net cash provided by operating activities	983,594	19,579	56,282	–	1,059,455

Cash flows from investing activities:
Escrow deposits	(38,058)	–	–	–	(38,058)
Purchases of:
Property, plant and equipment	(1,419,505)	–	–	–	(1,419,505)
Short term investments	–	(77,693)	(558,154)	–	(635,847)
Fixed maturities investments	–	(42,628)	(312,473)	–	(355,101)
Equity securities	–	–	(489)	–	(489)
Real estate	(19,406)	(4,648)	(8,753)	–	(32,807)
Mortgage loans	–	(21,021)	(133,289)	–	(154,310)
Proceeds from sales and paydowns of:
Property, plant and equipment	487,475	–	–	–	487,475
Short term investments	–	80,225	575,501	–	655,726
Fixed maturities investments	–	30,791	158,451	–	189,242
Preferred stock	–	4,181	–	–	4,181
Real estate	6,275	–	2,478	–	8,753
Mortgage loans	–	9,890	96,942	–	106,832
Net cash used by investing activities	(983,219)	(20,903)	(179,786)	–	(1,183,908)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2016

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2017 are as follows:

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. This is applicable to insurance premiums received in conjunction with equipment rentals, for which we allocate the transaction price relating to these distinct performance obligations covered by Topic 944 on a relative standalone selling price basis.  There were no material contract assets or liabilities as of March 31, 2019 and March 31, 2018.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct in accordance with paragraph 606-10-25-19 of Topic 606. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance for the Management Fee component of the compensation received in exchange for the service. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. Historically these fees have been recognized once fully determinable. Under Topic 606, we measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the Incentive Fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the fourth quarter fiscal 2019 did not have a material effect on our financial statements.

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

AMERCO AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving Help are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box containers to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 840, while the shipping obligation represents a contract with a customer accounted for under Topic 606.  Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help services fees are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer.

In the following tables, the revenue is disaggregated by timing of revenue recognition:

	Years Ended March 31,
	2019	2018	2017

	(In thousands)

Revenues recognized over time	$2,814,732	$2,617,990	$2,494,060
Revenues recognized at a point in time	305,408	301,152	291,886
Total revenues recognized under ASC 606	3,120,140	2,919,142	2,785,946

Revenues recognized under ASC 840	406,070	353,924	311,403
Revenues recognized under ASC 944	131,563	217,575	222,142
Revenues recognized under ASC 320	110,934	110,473	102,276
Total revenues	$3,768,707	$3,601,114	$3,421,767

In the above tables, the revenues recognized over time include self-moving equipment rentals, property management fees, the shipping fees associated with U-Box rentals and a portion of other revenues, whereas revenues recognized at a point in time include self-moving and self-storage products and service sales and a portion of other revenues.

We recognize liabilities resulting from contracts with customers for self-moving equipment rentals and self-storage revenues in which the length of the contract goes beyond the reported period end, although rental periods of the contract are generally short-term in nature. The timing of revenue recognition results in contract liabilities that are reflected in deferred income on the balance sheet. The deferred income balances associated with equipment rentals and storage revenues as of March 31, 2018 were recognized as revenue during the fiscal year ended March 31, 2019.

Note 23.  Subsequent Events

Our management has evaluated subsequent events occurring after March 31, 2019. We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements other than as stated below.

On March 6, 2019, we declared a cash dividend on our Common Stock of $0.50 per share to holders of record on March 21, 2019. The dividend was paid on April 4, 2019.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2019	2018
	(In thousands)
ASSETS
Cash and cash equivalents	$428,950	$469,209
Investment in subsidiaries	2,474,671	2,244,867
Related party assets	1,424,274	1,227,491
Other assets	120,896	114,568
Total assets	$4,448,791	$4,056,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$754,115	$639,604
	754,115	639,604
Stockholders' equity:
Preferred stock	–	–
Common stock	10,497	10,497
Additional paid-in capital	453,536	452,956
Accumulated other comprehensive loss	(68,459)	(4,623)
Retained earnings:
Beginning of period	3,635,351	2,883,943
Adjustment for adoption of ASU 2016-01	9,724	–
Net earnings	370,857	790,583
Dividends	(39,180)	(39,175)
End of period	3,976,752	3,635,351

Cost of common shares in treasury	(525,653)	(525,653)
Cost of preferred shares in treasury	(151,997)	(151,997)
Total stockholders' equity	3,694,676	3,416,531
Total liabilities and stockholders' equity	$4,448,791	$4,056,135

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2019	2018	2017
	(In thousands, except share and per share data)
Revenues:
Net interest income and other revenues	$8,601	$4,606	$1,912
Expenses:
Operating expenses	8,840	7,003	7,115
Other expenses	93	91	109
Total expenses	8,933	7,094	7,224
Equity in earnings of subsidiaries	279,589	681,786	327,773
Interest income	112,649	120,549	103,211
Pretax earnings	391,906	799,847	425,672
Income tax expense	(21,049)	(9,264)	(27,248)
Earnings available to common shareholders	$370,857	$790,583	$398,424
Basic and diluted earnings per common share	$18.93	$40.36	$20.34
Weighted average common shares outstanding: Basic and diluted	19,592,048	19,588,889	19,586,606

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF comprehensive income

	Years Ended March 31,
	2019	2018	2017
	(In thousands)

Net earnings	$370,857	$790,583	$398,424
Other comprehensive income (loss)	(62,075)	37,873	9,289
Total comprehensive income	$308,782	$828,456	$407,713

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net earnings	$370,857	$790,583	$398,424
Change in investments in subsidiaries	(279,589)	(681,786)	(327,773)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	1	3	10
Net loss on sale of real and personal property	–	–	13
Deferred income taxes	112,434	(182,358)	173,059
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	–	–
Prepaid expenses	(6,289)	(36,516)	16,021
Other assets	(40)	65	(20)
Related party assets	–	–	1
Accounts payable and accrued expenses	2,260	278	(297)
Net cash provided (used) by operating activities	199,634	(109,731)	259,438

Cash flows from investing activities:
Purchases of property, plant and equipment	(1)	(1)	(55)
Proceeds of property, plant and equipment	–	–	39
Net cash used by investing activities	(1)	(1)	(16)

Cash flows from financing activities:
Proceeds from (repayments) of intercompany loans	(196,382)	250,214	(221,124)
Common stock dividends paid	(39,179)	(29,380)	(58,757)
Net cash provided (used) by financing activities	(235,561)	220,834	(279,881)

Effects of exchange rate on cash	(4,331)	(3,124)	–
Increase (decrease) in cash and cash equivalents	(40,259)	107,978	(20,459)
Cash and cash equivalents at beginning of period	469,209	361,231	381,690
Cash and cash equivalents at end of period	$428,950	$469,209	$361,231

Income taxes paid, net of income taxes refunds received, amounted to $4.3 million, $68.7 million and $36.9 million for fiscal 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2019, 2018, and 2017

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

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2019	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$496	$1,550	$–	$(1,497)	$549
Allowance for obsolescence
(deducted from inventory)	$5,329	$–	$–	$(3,007)	$2,322
Allowance for LIFO
(deducted from inventory)	$16,126	$2,861	$–	$–	$18,987
Allowance for probable losses
(deducted from mortgage loans)	$618	$–	$–	$(125)	$493

Year ended March 31, 2018
Allowance for doubtful accounts
(deducted from trade receivable)	$539	$886	$–	$(929)	$496
Allowance for obsolescence
(deducted from inventory)	$2,050	$3,279	$–	$–	$5,329
Allowance for LIFO
(deducted from inventory)	$14,340	$1,786	$–	$–	$16,126
Allowance for probable losses
(deducted from mortgage loans)	$493	$125	$–	$–	$618

Year ended March 31, 2017
Allowance for doubtful accounts
(deducted from trade receivable)	$585	$913	$–	$(959)	$539
Allowance for obsolescence
(deducted from inventory)	$1,597	$1,218	$–	$(765)	$2,050
Allowance for LIFO
(deducted from inventory)	$13,463	$877	$–	$–	$14,340
Allowance for probable losses
(deducted from mortgage loans)	$368	$125	$–	$–	$493

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended December 31, 2018, 2017, AND 2016

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses		Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2019	Consolidated property casualty entity	$–	$228,970	$	N/A	$239	$60,853	$9,373	$19,579	$(5,365)	$–	$19,228	$61,022
2018	Consolidated property casualty entity	–	233,554		N/A	70	57,100	14,079	15,749	233	–	17,366	57,123
2017	Consolidated property casualty entity	–	244,400		N/A	49	52,334	14,015	13,297	107	–	17,609	52,324

(1)The earned and written premiums are reported net of intersegment transactions. There were $2.8 million and $2.3 million in written premiums and $2.6 million and $1.7 million in earned premiums eliminated for the year ended December 31, 2018 and 2017, respectively and no written or earned premiums eliminated for the year ended December 31, 2016.

(2) Net Investment Income excludes net realized (gains) losses on investments of ($3.0) million, ($1.7) million and ($2.6) million for the years ended December 31, 2018, 2017 and 2016, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

Date: May 29, 2019	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: May 29, 2019	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward J. Shoen his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act or things requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jason A. Berg	Chief Financial Officer	May 29, 2019
Jason A. Berg
/s/ James E. Acridge	Director	May 29, 2019
James E. Acridge
/s/ John P. Brogan	Director	May 29, 2019
John P. Brogan
/s/ John M. Dodds	Director	May 29, 2019
John M. Dodds
/s/ James J. Grogan	Director	May 29, 2019
James J. Grogan
/s/ Richard J. Herrera	Director	May 29, 2019
Richard J. Herrera
/s/ Karl A. Schmidt	Director	May 29, 2019
Karl A. Schmidt
/s/ Samuel J. Shoen	Director	May 29, 2019
Samuel J. Shoen