Form 10-Q
period 2019-06-30
AMERCO /NV/
filed 2019-08-07
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

001-11255	AMERCO /NV/	88-0106815
(A Nevada Corporation)
5555 Kietzke Lane Suite 100
Reno NV 89511
Telephone 775 688-6300

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.25 par value	UHAL	NASDAQ Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer[x]   Accelerated filer [ ]

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 2, 2019.

Part i Financial information

Item 1. Financial Statements

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED balance sheets

	June 30,	March 31,
	2019	2019
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$519,831	$673,701
Reinsurance recoverables and trade receivables, net	243,235	224,785
Inventories and parts, net	101,032	103,504
Prepaid expenses	188,153	174,100
Investments, fixed maturities and marketable equities	2,336,585	2,235,397
Investments, other	313,050	300,736
Deferred policy acquisition costs, net	124,490	136,276
Other assets	73,176	78,354
Right of use assets - financing, net	1,265,023	0
Right of use assets - operating	105,384	–
Related party assets	31,215	30,889
	5,301,174	3,957,742
Property, plant and equipment, at cost:
Land	991,213	976,454
Buildings and improvements	4,183,178	4,003,726
Furniture and equipment	676,263	689,780
Rental trailers and other rental equipment	475,913	590,039
Rental trucks	3,324,576	4,762,028
	9,651,143	11,022,027
Less: Accumulated depreciation	(2,477,573)	(3,088,056)
Total property, plant and equipment, net	7,173,570	7,933,971
Total assets	$12,474,744	$11,891,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$591,139	$556,873
Notes, loans and finance/capital leases payable, net	4,343,935	4,163,323
Operating lease liability	105,008	0
Policy benefits and losses, claims and loss expenses payable	1,013,933	1,011,183
Liabilities from investment contracts	1,705,422	1,666,742
Other policyholders' funds and liabilities	9,763	15,047
Deferred income	42,353	35,186
Deferred income taxes, net	794,168	750,970
Total liabilities	8,605,721	8,199,324

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of June 30 and March 31, 2019
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding as of June 30 and March 31, 2019
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2019
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of June 30 and March 31, 2019	10,497	10,497
Additional paid-in capital	453,535	453,326
Accumulated other comprehensive loss	(23,873)	(66,698)
Retained earnings	4,109,384	3,976,962
Cost of common stock in treasury, net (22,377,912 shares as of June 30 and March 31, 2019)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares as of June 30 and March 31, 2019)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(2,870)	(4,048)
Total stockholders' equity	3,869,023	3,692,389
Total liabilities and stockholders' equity	$12,474,744	$11,891,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$748,596	$716,602
Self-storage revenues	98,274	86,212
Self-moving and self-storage products and service sales	80,026	79,241
Property management fees	7,156	7,416
Life insurance premiums	32,710	36,888
Property and casualty insurance premiums	13,424	12,781
Net investment and interest income	35,749	24,605
Other revenue	63,314	55,832
Total revenues	1,079,249	1,019,577

Costs and expenses:
Operating expenses	534,472	496,554
Commission expenses	80,899	79,257
Cost of sales	48,929	49,881
Benefits and losses	49,006	48,554
Amortization of deferred policy acquisition costs	6,064	6,031
Lease expense	7,036	8,169
Depreciation, net of gains on disposal of ($16,678 and $16,295, respectively)	140,600	126,427
Net gains on disposal of real estate	(1,622)	0
Total costs and expenses	865,384	814,873

Earnings from operations	213,865	204,704
Other components of net periodic benefit costs	(263)	(253)
Interest expense	(38,888)	(35,254)
Pretax earnings	174,714	169,197
Income tax expense	(42,292)	(41,348)
Earnings available to common stockholders	$132,422	$127,849
Basic and diluted earnings per common stock	$6.76	$6.53
Weighted average common stock outstanding: Basic and diluted	19,597,697	19,590,585

Related party revenues for the first quarter of fiscal 2020 and 2019, net of eliminations, were $7.2 million and $7.4 million, respectively.

Related party costs and expenses for the first quarter of fiscal 2020 and 2019, net of eliminations, were $17.9 million and $17.2 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended June 30, 2019	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$174,714	$(42,292)	$132,422
Other comprehensive income (loss):
Foreign currency translation	2,982		2,982
Unrealized net gain on investments	51,827	(11,039)	40,788
Change in fair value of cash flow hedges	(1,253)	308	(945)
Total comprehensive income	$228,270	$(53,023)	$175,247

Quarter Ended June 30, 2018	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$169,197	$(41,348)	$127,849
Other comprehensive income (loss):
Foreign currency translation	(2,093)		(2,093)
Unrealized net loss on investments	(50,218)	10,546	(39,672)
Change in fair value of cash flow hedges	560	(138)	422
Total comprehensive income	$117,446	$(30,940)	$86,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2019	$10,497	$453,326	$(66,698)	$3,976,962	$(525,653)	$(151,997)	$(4,048)	$3,692,389
Increase in market value of released ESOP shares	0	209	0	0	0	0	0	209
Release of unearned ESOP shares	0	0	0	0	0	0	1,309	1,309
Purchase of ESOP shares	0	0	0	0	0	0	(131)	(131)
Foreign currency translation	0	0	2,982	0	0	0	0	2,982
Unrealized net gain on investments, net of tax	0	0	40,788	0	0	0	0	40,788
Change in fair value of cash flow hedges, net of tax	0	0	(945)	0	0	0	0	(945)
Net earnings	0	0	0	132,422	0	0	0	132,422
Net activity	0	209	42,825	132,422	0	0	1,178	176,634
Balance as of June 30, 2019	$10,497	$453,535	$(23,873)	$4,109,384	$(525,653)	(151,997)	$(2,870)	$3,869,023

Balance as of March 31, 2018	$10,497	$452,746	$(4,623)	$3,635,561	$(525,653)	$(151,997)	$(7,823)	$3,408,708
Increase in market value of released ESOP shares	0	116	0	0	0	0	0	116
Release of unearned ESOP shares	0	0	0	0	0	0	943	943
Purchase of ESOP shares	0	0	0	0	0	0	(57)	(57)
Foreign currency translation	0	0	(2,093)	0	0	0	0	(2,093)
Unrealized net loss on investments, net of tax	0	0	(39,672)	0	0	0	0	(39,672)
Change in fair value of cash flow hedges, net of tax	0	0	422	0	0	0	0	422
Adjustment for adoption of ASU 2016 - 01	0	0	0	9,724	0	0	0	9,724
Net earnings	0	0	0	127,849	0	0	0	127,849
Common stock dividends: ($0.50 per share for fiscal 2019)	0	0	0	(9,795)	0	0	0	(9,795)
Net activity	0	116	(41,343)	127,778	0	0	886	87,437
Balance as of June 30, 2018	$10,497	$452,862	$(45,966)	$3,763,339	$(525,653)	$(151,997)	$(6,937)	$3,496,145

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of cash flows

	Quarter Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$132,422	$127,849
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	157,278	142,722
Amortization of deferred policy acquisition costs	6,064	6,031
Amortization of premiums and accretion of discounts related to investments, net	3,275	3,219
Amortization of debt issuance costs	1,053	984
Interest credited to policyholders	14,218	8,060
Change in allowance for losses on trade receivables	(162)	38
Change in allowance for inventories and parts reserves	367	2,139
Net gains on disposal of personal property	(16,678)	(16,295)
Net gains on disposal of real estate	(1,622)	0
Net (gains) losses on sales of investments	(4,267)	506
Net (gains) losses on equity investments	(2,215)	1,176
Deferred income taxes	29,763	37,574
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(18,215)	(14,543)
Inventories and parts	2,110	(7,170)
Prepaid expenses	(15,720)	(17,999)
Capitalization of deferred policy acquisition costs	(5,090)	(5,808)
Other assets	3,337	(761)
Related party assets	(1,364)	2,205
Accounts payable and accrued expenses	89,716	86,430
Policy benefits and losses, claims and loss expenses payable	2,318	5,291
Other policyholders' funds and liabilities	(5,281)	(184)
Deferred income	8,527	7,732
Related party liabilities	1,092	474
Net cash provided by operating activities	380,926	369,670

Cash flows from investing activities:
Escrow deposits	1,968	(4,559)
Purchases of:
Property, plant and equipment	(847,248)	(548,147)
Short term investments	(8,689)	(14,390)
Fixed maturities investments	(76,515)	(103,121)
Equity securities	0	(46)
Preferred stock	0	(81)
Real estate	(328)	(80)
Mortgage loans	(9,410)	(8,262)
Proceeds from sales and paydowns of:
Property, plant and equipment	160,754	187,546
Short term investments	6,982	20,416
Fixed maturities investments	38,258	14,645
Preferred stock	0	500
Real estate	311	–
Mortgage loans	1,678	9,402
Net cash used by investing activities	(732,239)	(446,177)

Cash flows from financing activities:
Borrowings from credit facilities	333,700	103,641
Principal repayments on credit facilities	(61,104)	(73,770)
Payment of debt issuance costs	(5)	(1,420)
Finance/capital lease payments	(94,446)	(84,374)
Employee stock ownership plan stock	(131)	(57)
Securitization deposits	0	–
Common stock dividends paid	(9,796)	(9,795)
Investment contract deposits	61,515	76,343
Investment contract withdrawals	(37,054)	(38,763)
Net cash provided (used) by financing activities	192,679	(28,195)

Effects of exchange rate on cash	4,764	(4,275)

Decrease in cash and cash equivalents	(153,870)	(108,977)
Cash and cash equivalents at the beginning of period	673,701	759,388
Cash and cash equivalents at the end of period	$519,831	$650,411

The accompanying notes are an integral part of these condensed consolidated financial statements amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2019 and 2018 correspond to fiscal 2020 and 2019 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2019 and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the first quarter of fiscal 2020 and 2019 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

Description of Operating Segments

AMERCO has three (3) reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

The Moving and Storage operating segment (“Moving and Storage”) includes AMERCO, U-Haul and Real Estate and the wholly owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, and the rental of fixed and portable moving and storage units to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul® throughout the United States and Canada.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 8,216 and 16,828 as of June 30, 2019 and June 30, 2018, respectively.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $31.5 million and $30.8 million at June 30, 2019 and March 31, 2019, respectively.

Available-for-Sale Investments

Available-for-sale investments at June 30, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$135,055	$3,709	$(913)	$(24)	$137,827
U.S. government agency mortgage-backed securities	41,359	442	(95)	(35)	41,671
Obligations of states and political subdivisions	301,255	13,579	(198)	0	314,636
Corporate securities	1,639,004	36,966	(9,868)	(1,350)	1,664,752
Mortgage-backed securities	147,102	2,834	(127)	(6)	149,803
Redeemable preferred stocks	1,493	57	0	0	1,550
	$2,265,268	$57,587	$(11,201)	$(1,415)	$2,310,239

Available-for-sale investments at March 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$136,010	$2,409	$(2,104)	$(447)	$135,868
U.S. government agency mortgage-backed securities	31,101	433	(146)	(19)	31,369
Obligations of states and political subdivisions	298,955	8,079	(233)	(905)	305,896
Corporate securities	1,613,199	14,777	(14,257)	(24,986)	1,588,733
Mortgage-backed securities	148,203	880	(285)	(903)	147,895
Redeemable preferred stocks	1,493	20	0	(45)	1,468
	$2,228,961	$26,598	$(17,025)	$(27,305)	$2,211,229

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $37.3 million during the first quarter of fiscal 2020. The gross realized gains on these sales totaled $1.2 million. The gross realized losses on these sales totaled $0.1 million.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs, if any, through earnings. There were no write-downs in the first quarter of fiscal 2020 or 2019.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) (“AOCI”) for the first quarter of fiscal 2020 and fiscal 2019, respectively.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	June 30, 2019		March 31, 2019
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$80,244	$80,481	$71,987	$71,954
Due after one year through five years	553,626	562,599	541,195	540,658
Due after five years through ten years	646,677	660,403	621,031	614,485
Due after ten years	836,126	855,403	845,052	834,769
	2,116,673	2,158,886	2,079,265	2,061,866

Mortgage-backed securities	147,102	149,803	148,203	147,895
Redeemable preferred stocks	1,493	1,550	1,493	1,468
	$2,265,268	$2,310,239	$2,228,961	$2,211,229

As of June 30, 2019 and March 31, 2019, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

	June 30, 2019		March 31, 2019
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)

Common stocks	$10,123	$19,035	$10,123	$17,379
Non-redeemable preferred stocks	7,451	7,311	7,451	6,789
	$17,574	$26,346	$17,574	$24,168

4. Borrowings

Long Term Debt

Long term debt was as follows:

							June 30,	March 31,
	2020 Rates (a)			Maturities			2019	2019
							(Unaudited)
							(In thousands)
Real estate loan (amortizing term)			3.91%			2023	$100,413	$102,913
Senior mortgages	3.72%	-	6.62%	2021	-	2038	1,729,184	1,741,652
Real estate loans (revolving credit)	3.03%	-	3.93%	2021	-	2024	435,000	429,400
Fleet loans (amortizing term)	1.95%	-	4.66%	2019	-	2025	261,677	263,209
Fleet loans (revolving credit)			3.59%	2021	-	2023	555,000	530,000
Finance/capital leases (rental equipment)	1.92%	-	5.04%	2019	-	2026	948,206	1,042,652
Finance liability (rental equipment)	3.21%	-	4.22%			2026	259,617	0
Other obligations	2.75%	-	8.00%	2019	-	2048	82,724	82,417
Notes, loans and finance/capital leases payable							4,371,821	4,192,243
Less: Debt issuance costs							(27,886)	(28,920)
Total notes, loans and finance/capital leases payable, net							$4,343,935	$4,163,323

(a) Interest rates as of June 30, 2019, including the effect of applicable hedging instruments.

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

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of June 30, 2019, the applicable LIBOR was 2.41% and the applicable margin was 1.50%, the sum of which was 3.91%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

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

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $335.0 million. As of June 30, 2019, the outstanding balance of these loans in the aggregate was $335.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The final maturity of the loans is between June 2022 and February 2024. The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of June 30, 2019, the applicable LIBOR was between 2.43% and 2.44% and the margin was between 1.25% and 1.50%, the sum of which was between 3.68% and 3.93%. Certain loans have interest rate swaps fixing the rate between 3.03% and 3.14% based on current margins. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $150.0 million, which can be increased to $300.0 million by bringing in other lenders. As of June 30, 2019, the outstanding balance was $100.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2021. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of June 30, 2019, the applicable LIBOR was 2.44% and the margin was 1.38%, the sum of which was 3.82%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are carried at fixed rates ranging between 1.95% and 4.66%. Additionally, one of these loans is carried at a variable rate with the applicable LIBOR plus the applicable margins. As of June 30, 2019, the applicable LIBOR was 2.39% and applicable margin was 1.75% with a sum of 4.14%. The interest rate is hedged with an interest rate swap fixing the rate at 2.82% based on current margins.

AMERCO, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $580.0 million. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margin. As of June 30, 2019, the applicable LIBOR was 2.44%, and the margin was 1.15%, the sum of which was 3.59%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly. In April 2019, the rental truck revolving loan that was scheduled to mature in January 2021 was extended to May 2024 and availability increased by $10.0 million.

Finance/Capital Leases

The Finance/Capital Lease balance represents our sale-leaseback transactions of rental equipment that were entered into and classified as capital leases prior to the adoption of ASC 842 on April 1, 2019. The historical capital lease balance was reclassified to ROU assets-finance, net and have an outstanding balance of $948.2 million as of June 30, 2019. The agreements are generally 7-year terms with interest rates ranging from 1.92% to 5.04%.  All of our finance leases and are collateralized by our rental fleet. There were no new financing leases, as assessed under the new leasing guidance, entered into during the quarter ended June 30, 2019.

Finance Liability

Finance Liabilities represent our rental equipment financing transactions that have historically been accounted for as capital leases prior to the adoption of ASC 842 on April 1, 2019 which substantially changed the accounting for sale-leasebacks going forward. In accordance with the new leasing guidance, we assess if sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.  We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, we expect future sale-leasebacks to be accounted for as a financial liability and the leased assets will be capitalized at cost.  As of June 30, 2019, we have failed sale-leasebacks transactions totaling $259.6 million.  Our finance liabilities have an average term of 7 years and interest rates ranging from 3.21% to 4.22%. These finance liabilities are collateralized by our rental fleet.

Other Obligations

In February 2011, AMERCO and U.S. Bank, NA (the “Trustee”) entered into the U-Haul Investors Club® Indenture.  AMERCO and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes®”). The U-Notes® are secured by various types of collateral, including, but not limited to, rental equipment and real estate.  U-Notes® are issued in smaller series that vary as to principal amount, interest rate and maturity.  U-Notes® are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

As of June 30, 2019, the aggregate outstanding principal balance of the U-Notes® issued was $85.8 million, of which $3.1 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.75% and 8.00% and maturity dates range between 2019 and 2048.

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of December 31, 2019, the deposits had an aggregate balance of $60.0 million, for which Oxford pays fixed interest rates between 1.67% and 2.95% with maturities between September 29, 2019 and March 29, 2021. As of March 31, 2019, available-for-sale investments held with the FHLB totaled $127.9 million, of which $69.8 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance/Capital Leases Payable

The annual maturities of our notes, loans and finance/capital leases payable, as of June 30, 2019 for the next five years and thereafter are as follows:

	Year Ended June 30,
	2020	2021	2022	2023	2024	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and finance/capital leases payable, secured	$511,219	$394,680	$811,709	$555,826	$767,871	$1,330,516

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands)
Interest expense	$43,331	$34,196
Capitalized interest	(5,499)	(419)
Amortization of transaction costs	1,053	961
Interest expense resulting from cash flow hedges	3	516
Total interest expense	$38,888	$35,254

Interest paid in cash, including payments related to derivative contracts, amounted to $40.5 million and $34.4 million for the first quarter of fiscal 2020 and 2019, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	3.73%	3.11%
Interest rate at the end of the quarter	3.69%	3.16%
Maximum amount outstanding during the quarter	$990,000	$525,000
Average amount outstanding during the quarter	$967,358	$497,967
Facility fees	$62	$144

5. Derivatives

We manage exposure to changes in market interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates with the designated benchmark interest rate being hedged on certain of our LIBOR indexed variable rate debt and a variable rate operating lease. The interest rate swaps effectively fix our interest payments on certain LIBOR indexed variable rate debt. We monitor our positions and the credit ratings of our counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. The following is a summary of our interest rate swap agreements as of June 30, 2019:

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the balance sheet were as follows:

	Derivatives Fair Values as of
	June 30, 2019	March 31, 2019
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments:
Assets	$64	$139
Liabilities	$1,181	$0
Notional amount	$249,625	$22,792

	The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

	June 30, 2019	June 30, 2018
	(Unaudited)
	(In thousands)
Gain recognized in AOCI on interest rate contracts	$1,253	$(560)
Loss reclassified from AOCI into income	$3	$516

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During the first quarter of fiscal 2020, we recognized a decrease in the fair value of our cash flow hedges of $0.9 million, net of taxes. No (gains) or losses were reclassified from AOCI to interest expense during the first quarter of fiscal 2020. As of June 30, 2019, we expect to reclassify $1.7 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

6. Accumulated Other Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2019	$(56,612)	$(7,259)	$107	$(2,934)	$(66,698)
Foreign currency translation	2,982	0	0	0	2,982
Unrealized net gain on investments	0	40,788	0	0	40,788
Change in fair value of cash flow hedges	0	0	(945)	0	(945)
Other comprehensive income (loss)	(2,093)	40,788	(945)	0	42,825
Balance at June 30, 2019	$(58,705)	$33,529	$(838)	$(2,934)	$(23,873)

Amounts reclassified from AOCI to interest expense for the quarters ended June 30, 2019 and 2018 were $40 thousand and $64 thousand, respectively.

7. Stockholders’ Equity

The  dividends declared or paid during the first quarter of fiscal 2020 were as follows:

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 6, 2019	$0.50	March 21, 2019	April 4, 2019

On June 8, 2016, our stockholders’ approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of June 30, 2019 no awards had been issued under this plan.

8. Leases

Lessor

We have determined that revenues derived by providing self-moving equipment rentals, self-storage rentals and certain other revenues, including U-Box rentals, are within the scope of the accounting guidance contained in Topic 842. Our self-moving equipment rental related revenues have been accounted for under the revenue accounting standard Topic 606, until the adoption of Topic 842.

For the periods after April 1, 2019, we combined all lease and non-lease components of lease contracts for which the timing and pattern of transfer are the same and the lease component meets the classification of an operating lease, and account for them in accordance with Topic 842. The revenue streams accounted for in accordance with Topic 842 are recognized evenly over the period of rental. Please see Note 15, Revenue Recognition, to the Notes to Condensed Consolidated Financial Statements.

Lessee

We determine if an arrangement is a lease at inception. Operating leases, which are comprised primarily of storage rental locations, are included in Right-of-Use (“ROU“) assets - operating and operating lease liability in our balance sheet dated June 30, 2019. Finance leases, which are comprised primarily of rental equipment leases, are included in ROU assets - financing, net, and notes, loans and finance/capital leases payable, net in our balance sheet dated June 30, 2019.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected remaining lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease, which are included in the calculation of ROU assets when it is reasonably certain that we will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally not accounted for separately. Additionally, for certain leases, we apply a portfolio approach to account for the operating lease ROU assets and liabilities as the leases are similar in nature and have nearly identical contract provisions.

Adoption of this standard resulted in most of our operating lease commitments being recognized as operating lease liabilities and ROU assets, which increased total assets and total liabilities by approximately $105.4 million related to property operating leases. In addition, we reclassified a net amount $948.2 million related to vehicle financing leases from property, plant, and equipment, net to ROU assets financing, net.

The standard also changed the manner by which we account for our equipment sale/leaseback transactions.  Based on our assessment, the lease transactions are classified as financing leases, and therefore the transactions do not qualify as a sale.  Pursuant to the guidance, new sale leaseback transactions that fail to qualify as a sale will be accounted for as a financial liability.  Please see Note 4, Borrowings, of the Notes to Condendsed Consolidated Finanical Statements for additional information.

The following table shows the components of our right-of-use assets:

	As of June 30, 2019
	(Unaudited)
	(In thousands)

	Finance	Operating	Total
Buildings and improvements	$0	$110,096	$110,096
Furniture and equipment	36,304	0	36,304
Rental trailers and other rental equipment	129,826	0	129,826
Rental trucks	1,813,633	0	1,813,633
Right-of-use assets, gross	1,979,763	110,096	2,089,859
Less: Accumulated depreciation	(714,740)	(4,712)	(719,452)
Right-of-use assets, net	$1,265,023	$105,384	$1,370,407

	Finance	Operating

Weighted average remaining lease term (years)	5 Years	15 Years
Weighted average discount rate	3.4%	4.5%

For the quarter ended June 30, 2019, cash paid for leases included in our operating and financing cash flow activities were $6.0 million and $94.4 million, respectively.

The components of lease costs were as follows:

Three Months Ended
June 30, 2019
(Unaudited)
(In thousands)

Operating lease costs	$7,172

Finance lease cost:
Amortization of right-of-use assets	$50,208
Interest on lease liabilities	8,745
Total finance lease cost	$58,953

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending June 30,	(In thousands)

2020	$275,558	$22,936
2021	196,972	19,879
2022	156,144	18,467
2023	124,371	17,740
2024	93,732	17,118
Thereafter	101,429	66,634
Total lease payments	948,206	162,774
Less: imputed interest	0	(57,766)
Present value of lease liabilities	$948,206	$105,008

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

10. Related Party Transactions

As set forth in the Company’s Audit Committee Charter and consistent with NASDAQ Listing Rules, our Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions, which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance with generally accepted accounting principles (“GAAP”). Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. Our internal processes are designed to ensure that our legal and finance departments identify and monitor potential related party transactions that may require disclosure and Audit Committee oversight.

AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below. Management believes that the transactions described below and in the related notes were completed on terms substantially equivalent to those that would prevail in arm’s-length transactions.

SAC Holding Corporation and SAC Holding II Corporation (collectively “SAC Holdings”) were established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we sold real estate and various self-storage properties to SAC Holdings, and such sales provided significant cash flows to us. SAC Holdings, Four SAC Self-Storage Corporation (“4 SAC”), Five SAC Self-Storage Corporation, Galaxy Investments, L.P. and 2015 SAC self-storage are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly owned by Willow Grove Holdings LP (“WGHLP”), which is owned by Mark V. Shoen (a significant stockholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant stockholder) and Mark V. Shoen.

Related Party Revenue

	Quarter Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$6,249	$6,200
U-Haul management fee revenue from Mercury	907	1,216
	$7,156	$7,416

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $9.2 million and $10.3 million from the above-mentioned entities during the first quarter of fiscal 2020 and 2019, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.  Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

Related Party Costs and Expenses

	Quarter Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$658	$670
U-Haul commission expenses to Blackwater	17,202	16,485
	$17,860	$17,155

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of June 30, 2019, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $6.2 million, expenses of $0.7 million and cash flows of $5.5 million during the first quarter of fiscal 2020. Revenues and commission expenses related to the Dealer Agreements were $80.9 million and $17.2 million, respectively, during the first quarter of fiscal 2020.

Management determined that we do not have a variable interest pursuant to the variable interest entity (“VIE”) model under Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”) in the holding entities of Blackwater based upon management agreements which are with the individual operating entities; therefore, we are precluded from consolidating these entities.

Related Party Assets

	June 30,	March 31,
	2019	2019
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$25,915	$25,158
U-Haul receivable from Mercury	5,053	7,234
Other (a)	247	(1,503)
	$31,215	$30,889

(a)      Timing differences for intercompany balances with insurance subsidiaries resulting from the three-month difference in reporting periods.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$500,497	$6,061	$13,273	$0		$519,831
Reinsurance recoverables and trade receivables, net	114,099	97,041	32,095	0		243,235
Inventories and parts, net	101,032	0	0	0		101,032
Prepaid expenses	188,153	0	0	0		188,153
Investments, fixed maturities and marketable equities	0	291,646	2,044,939	0		2,336,585
Investments, other	22,702	76,430	213,918	0		313,050
Deferred policy acquisition costs, net	0	0	124,490	0		124,490
Other assets	69,043	989	3,144	0		73,176
Right of use assets - financing, net	1,265,023	0	0	0		1,265,023
Right of use assets - operating	105,384	0	0	0		105,384
Related party assets	36,994	7,005	17,186	(29,970)	(c)	31,215
	2,402,927	479,172	2,449,045	(29,970)		5,301,174

Investment in subsidiaries	585,515	0	0	(585,515)	(b)	0

Property, plant and equipment, at cost:
Land	991,213	0	0	0		991,213
Buildings and improvements	4,183,178	0	0	0		4,183,178
Furniture and equipment	676,263	0	0	0		676,263
Rental trailers and other rental equipment	475,913	0	0	0		475,913
Rental trucks	3,324,576	0	0	0		3,324,576
	9,651,143	0	0	0		9,651,143
Less: Accumulated depreciation	(2,477,573)	0	0	0		(2,477,573)
Total property, plant and equipment, net	7,173,570	0	0	0		7,173,570
Total assets	$10,162,012	$479,172	$2,449,045	$(615,485)		$12,474,744

(a) Balances as of March 31, 2019
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$581,441	$5,216	$4,482	$0		$591,139
Notes, loans and finance/capital leases payable, net	4,343,935	0	0	0		4,343,935
Operating lease liability	105,008	0	0	0		105,008
Policy benefits and losses, claims and loss expenses payable	417,168	222,971	373,794	0		1,013,933
Liabilities from investment contracts	0	0	1,705,422	0		1,705,422
Other policyholders' funds and liabilities	0	4,845	4,918	0		9,763
Deferred income	42,353	0	0	0		42,353
Deferred income taxes, net	777,316	6,323	10,529	0		794,168
Related party liabilities	26,791	3,448	754	(30,993)	(c)	0
Total liabilities	6,294,012	242,803	2,099,899	(30,993)		8,605,721

Stockholders' equity:
Series preferred stock:
Series A preferred stock	0	0	0	0		–
Series B preferred stock	0	0	0	0		–
Series A common stock	0	0	0	0		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	453,745	91,120	26,271	(117,601)	(b)	453,535
Accumulated other comprehensive income (loss)	(24,896)	3,526	28,980	(31,483)	(b)	(23,873)
Retained earnings	4,109,174	138,422	291,395	(429,607)	(b)	4,109,384
Cost of common stock in treasury, net	(525,653)	0	0	0		(525,653)
Cost of preferred stock in treasury, net	(151,997)	0	0	0		(151,997)
Unearned employee stock ownership plan stock	(2,870)	0	0	0		(2,870)
Total stockholders' equity	3,868,000	236,369	349,146	(584,492)		3,869,023
Total liabilities and stockholders' equity	$10,162,012	$479,172	$2,449,045	$(615,485)		$12,474,744

(a) Balances as of March 31, 2019
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by industry segment as of March 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$643,918	$5,757	$24,026	$0		$673,701
Reinsurance recoverables and trade receivables, net	90,832	102,120	31,833	0		224,785
Inventories and parts, net	103,504	0	0	0		103,504
Prepaid expenses	174,100	0	0	0		174,100
Investments, fixed maturities and marketable equities	0	279,641	1,955,756	0		2,235,397
Investments, other	23,013	74,679	203,044	0		300,736
Deferred policy acquisition costs, net	0	0	136,276	0		136,276
Other assets	72,768	2,456	3,130	0		78,354
Related party assets	35,997	6,639	16,466	(28,213)	(c)	30,889
	1,144,132	471,292	2,370,531	(28,213)		3,957,742

Investment in subsidiaries	534,157	0	0	(534,157)	(b)	0

Property, plant and equipment, at cost:
Land	976,454	0	0	0		976,454
Buildings and improvements	4,003,726	0	0	0		4,003,726
Furniture and equipment	689,780	0	0	0		689,780
Rental trailers and other rental equipment	590,039	0	0	0		590,039
Rental trucks	4,762,028	0	0	0		4,762,028
	11,022,027	0	0	0		11,022,027
Less: Accumulated depreciation	(3,088,056)	0	0	0		(3,088,056)
Total property, plant and equipment, net	7,933,971	0	0	0		7,933,971
Total assets	$9,612,260	$471,292	$2,370,531	$(562,370)		$11,891,713

(a) Balances as of December 31, 2018
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$548,099	$2,844	$5,930	$0		$556,873
Notes, loans and leases payable, net	4,163,323	0	0	0		4,163,323
Policy benefits and losses, claims and loss expenses payable	407,934	229,958	373,291	0		1,011,183
Liabilities from investment contracts	0	0	1,666,742	0		1,666,742
Other policyholders' funds and liabilities	0	5,259	9,788	0		15,047
Deferred income	35,186	0	0	0		35,186
Deferred income taxes, net	741,644	6,961	2,365	0		750,970
Related party liabilities	25,446	3,836	692	(29,974)	(c)	0
Total liabilities	5,921,632	248,858	2,058,808	(29,974)		8,199,324

Stockholders' equity:
Series preferred stock:
Series A preferred stock	0	0	0	0		–
Series B preferred stock	0	0	0	0		–
Series A common stock	0	0	0	0		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	453,536	91,120	26,271	(117,601)	(b)	453,326
Accumulated other comprehensive income (loss)	(68,459)	(3,721)	(5,300)	10,782	(b)	(66,698)
Retained earnings	3,976,752	131,734	288,252	(419,776)	(b)	3,976,962
Cost of common stock in treasury, net	(525,653)	0	0	0		(525,653)
Cost of preferred stock in treasury, net	(151,997)	0	0	0		(151,997)
Unearned employee stock ownership plan stock	(4,048)	0	0	0		(4,048)
Total stockholders' equity	3,690,628	222,434	311,723	(532,396)		3,692,389
Total liabilities and stockholders' equity	$9,612,260	$471,292	$2,370,531	$(562,370)		$11,891,713

(a) Balances as of December 31, 2018
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating statement of operations by industry segment for the quarter ended June 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$749,136	$0	$0	$(540)	(c)	$748,596
Self-storage revenues	98,274	0	0	0		98,274
Self-moving and self-storage products and service sales	80,026	0	0	0		80,026
Property management fees	7,156	0	0	0		7,156
Life insurance premiums	0	0	32,710	0		32,710
Property and casualty insurance premiums	0	14,114	0	(690)	(c)	13,424
Net investment and interest income	3,267	6,191	26,701	(410)	(b)	35,749
Other revenue	62,539	0	910	(135)	(b)	63,314
Total revenues	1,000,398	20,305	60,321	(1,775)		1,079,249

Costs and expenses:
Operating expenses	522,524	8,081	5,228	(1,361)	(b,c)	534,472
Commission expenses	80,899	0	0	0		80,899
Cost of sales	48,929	0	0	0		48,929
Benefits and losses	0	3,758	45,248	0		49,006
Amortization of deferred policy acquisition costs	0	0	6,064	0		6,064
Lease expense	7,172	0	0	(136)	(b)	7,036
Depreciation, net of (gains) losses on disposal	140,600	0	0	0		140,600
Net gains on disposal of real estate	(1,622)	0	0	0		(1,622)
Total costs and expenses	798,502	11,839	56,540	(1,497)		865,384

Earnings from operations before equity in earnings of subsidiaries	201,896	8,466	3,781	(278)		213,865

Equity in earnings of subsidiaries	9,831	0	0	(9,831)	(d)	0

Earnings from operations	211,727	8,466	3,781	(10,109)		213,865
Other components of net periodic benefit costs	(263)	0	0	0		(263)
Interest expense	(39,166)	0	0	278	(b)	(38,888)
Pretax earnings	172,298	8,466	3,781	(9,831)		174,714
Income tax expense	(39,876)	(1,778)	(638)	0		(42,292)
Earnings available to common stockholders	$132,422	$6,688	$3,143	$(9,831)		$132,422

(a) Balances for the quarter ended March 31, 2019
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by industry for the quarter ended June 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$717,542	$0	$0	$(940)	(c)	$716,602
Self-storage revenues	86,212	0	0	0		86,212
Self-moving and self-storage products and service sales	79,241	0	0	0		79,241
Property management fees	7,416	0	0	0		7,416
Life insurance premiums	0	0	36,888	0		36,888
Property and casualty insurance premiums	0	13,348	0	(567)		12,781
Net investment and interest income	2,563	2,541	19,917	(416)	(b)	24,605
Other revenue	54,911	0	1,058	(137)	(b)	55,832
Total revenues	947,885	15,889	57,863	(2,060)		1,019,577

Costs and expenses:
Operating expenses	483,620	8,700	5,873	(1,639)	(b,c)	496,554
Commission expenses	79,257	0	0	0		79,257
Cost of sales	49,881	0	0	0		49,881
Benefits and losses	0	4,476	44,078	0		48,554
Amortization of deferred policy acquisition costs	0	0	6,031	0		6,031
Lease expense	8,305	0	0	(136)	(b)	8,169
Depreciation, net of (gains) losses on disposal	126,427	0	0	0		126,427
Net (gains) losses on disposal of real estate	0	0	0	0		0
Total costs and expenses	747,490	13,176	55,982	(1,775)		814,873

Earnings from operations before equity in earnings of subsidiaries	200,395	2,713	1,881	(285)		204,704

Equity in earnings of subsidiaries	3,656	0	0	(3,656)	(d)	0

Earnings from operations	204,051	2,713	1,881	(3,941)		204,704
Other components of net periodic benefit costs	(253)	0	0	0		(253)
Interest expense	(35,539)	0	0	285	(b)	(35,254)
Pretax earnings	168,259	2,713	1,881	(3,656)		169,197
Income tax expense	(40,410)	(545)	(393)	0		(41,348)
Earnings available to common stockholders	$127,849	$2,168	$1,488	$(3,656)		$127,849

(a) Balances for the quarter ended March 31, 2018
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$132,422	$6,688	$3,143	$(9,831)	$132,422
Earnings from consolidated entities	(9,831)	0	0	9,831	0
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	157,278	0	0	0	157,278
Amortization of deferred policy acquisition costs	0	0	6,064	0	6,064
Amortization of premiums and accretion of discounts related to investments, net	0	374	2,901	0	3,275
Amortization of debt issuance costs	1,053	0	0	0	1,053
Interest credited to policyholders	0	0	14,218	0	14,218
Change in allowance for losses on trade receivables	(162)	0	0	0	(162)
Change in allowance for inventories and parts reserve	367	0	0	0	367
Net gains on disposal of personal property	(16,678)	0	0	0	(16,678)
Net gains on disposal of real estate	(1,622)	0	0	0	(1,622)
Net gains on sales of investments	0	(33)	(4,234)	0	(4,267)
Net gains on equity investments	0	(2,215)	0	0	(2,215)
Deferred income taxes	35,980	(2,564)	(3,653)	0	29,763
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(23,033)	5,078	(260)	0	(18,215)
Inventories and parts	2,110	0	0	0	2,110
Prepaid expenses	(15,720)	0	0	0	(15,720)
Capitalization of deferred policy acquisition costs	0	0	(5,090)	0	(5,090)
Other assets	1,805	1,546	(14)	0	3,337
Related party assets	(925)	(439)	0	0	(1,364)
Accounts payable and accrued expenses	86,094	2,368	1,254	0	89,716
Policy benefits and losses, claims and loss expenses payable	8,802	(6,987)	503	0	2,318
Other policyholders' funds and liabilities	0	(414)	(4,867)	0	(5,281)
Deferred income	8,527	0	0	0	8,527
Related party liabilities	1,345	(315)	62	0	1,092
Net cash provided by operating activities	367,812	3,087	10,027	0	380,926

Cash flows from investing activities:
Escrow deposits	1,968	0	0	0	1,968
Purchases of:
Property, plant and equipment	(847,248)	0	0	0	(847,248)
Short term investments	0	(8,689)	0	0	(8,689)
Fixed maturities investments	0	(5,149)	(71,366)	0	(76,515)
Real estate	0	(328)	0	0	(328)
Mortgage loans	0	0	(9,410)	0	(9,410)
Proceeds from sales and paydowns of:
Property, plant and equipment	160,754	0	0	0	160,754
Short term investments	0	6,942	40	0	6,982
Fixed maturities investments	0	4,196	34,062	0	38,258
Real estate	311	0	0	0	311
Mortgage loans	0	245	1,433	0	1,678
Net cash used by investing activities	(684,215)	(2,783)	(45,241)	0	(732,239)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2019

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	331,200	0	2,500	0	333,700
Principal repayments on credit facilities	(58,604)	0	(2,500)	0	(61,104)
Payments of debt issuance costs	(5)	0	0	0	(5)
Finance/capital lease payments	(94,446)	0	0	0	(94,446)
Employee stock ownership plan stock	(131)	0	0	0	(131)
Common stock dividend paid	(9,796)	0	0	0	(9,796)
Investment contract deposits	0	0	61,515	0	61,515
Investment contract withdrawals	0	0	(37,054)	0	(37,054)
Net cash provided (used) by financing activities	168,218	0	24,461	0	192,679

Effects of exchange rate on cash	4,764	0	0	0	4,764

Increase (decrease) in cash and cash equivalents	(143,421)	304	(10,753)	0	(153,870)
Cash and cash equivalents at beginning of period	643,918	5,757	24,026	0	673,701
Cash and cash equivalents at end of period	$500,497	$6,061	$13,273	$0	$519,831
	(page 2 of 2)
(a) Balance for the period ended March 31, 2019

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$127,849	$2,168	$1,488	$(3,656)	$127,849
Earnings from consolidated entities	(3,656)	0	0	3,656	0
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	142,722	0	0	0	142,722
Amortization of deferred policy acquisition costs	0	0	6,031	0	6,031
Amortization of premiums and accretion of discounts related to investments, net	0	301	2,918	0	3,219
Amortization of debt issuance costs	984	0	0	0	984
Interest credited to policyholders	0	0	8,060	0	8,060
Change in allowance for losses on trade receivables	40	0	(2)	0	38
Change in allowance for inventories and parts reserve	2,139	0	0	0	2,139
Net gains on disposal of personal property	(16,295)	0	0	0	(16,295)
Net (gains) losses on sales of investments	0	(38)	544	0	506
Net losses on equity investments	0	1,176	0	0	1,176
Deferred income taxes	38,011	36	(473)	0	37,574
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(14,763)	2,331	(2,111)	0	(14,543)
Inventories and parts	(7,170)	0	0	0	(7,170)
Prepaid expenses	(17,999)	0	0	0	(17,999)
Capitalization of deferred policy acquisition costs	0	0	(5,808)	0	(5,808)
Other assets	(132)	(243)	(386)	0	(761)
Related party assets	4,713	(2,508)	0	0	2,205
Accounts payable and accrued expenses	84,004	835	1,591	0	86,430
Policy benefits and losses, claims and loss expenses payable	4,208	(1,466)	2,549	0	5,291
Other policyholders' funds and liabilities	0	(577)	393	0	(184)
Deferred income	7,732	0	0	0	7,732
Related party liabilities	(913)	2,003	(616)	0	474
Net cash provided by operating activities	351,474	4,018	14,178	0	369,670

Cash flows from investing activities:
Escrow deposits	(4,559)	0	0	0	(4,559)
Purchases of:
Property, plant and equipment	(548,147)	0	0	0	(548,147)
Short term investments	0	(14,220)	(170)	0	(14,390)
Fixed maturities investments	0	(12,754)	(90,367)	0	(103,121)
Equity securities	0	0	(46)	0	(46)
Preferred stock	0	0	(81)	0	(81)
Real estate	0	(59)	(21)	0	(80)
Mortgage loans	0	(2,287)	(5,975)	0	(8,262)
Proceeds from sales and paydowns of:
Property, plant and equipment	187,546	0	0	0	187,546
Short term investments	0	20,287	129	0	20,416
Fixed maturities investments	0	2,869	11,776	0	14,645
Real estate	0	500	0	0	500
Mortgage loans	0	198	9,204	0	9,402
Net cash used by investing activities	(365,160)	(5,466)	(75,551)	0	(446,177)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2018

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	103,641	0	0	0	103,641
Principal repayments on credit facilities	(73,770)	0	0	0	(73,770)
Payment of debt issuance costs	(1,420)	0	0	0	(1,420)
Capital lease payments	(84,374)	0	0	0	(84,374)
Employee stock ownership plan stock	(57)	0	0	0	(57)
Common stock dividend paid	(9,795)	0	0	0	(9,795)
Investment contract deposits	0	0	76,343	0	76,343
Investment contract withdrawals	0	0	(38,763)	0	(38,763)
Net cash provided by financing activities	(65,775)	0	37,580	0	(28,195)

Effects of exchange rate on cash	(4,275)	0	0	0	(4,275)

Decrease in cash and cash equivalents	(83,736)	(1,448)	(23,793)	0	(108,977)
Cash and cash equivalents at beginning of period	702,036	6,639	50,713	0	759,388
Cash and cash equivalents at end of period	$618,300	$5,191	$26,920	$0	$650,411
	(page 2 of 2)
(a) Balance for the period ended March 31, 2018

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended June 30, 2019
Total revenues	$1,028,574	$50,675	$1,079,249
Depreciation and amortization, net of (gains) losses on disposal	141,898	3,144	145,042
Interest expense	38,220	668	38,888
Pretax earnings	170,847	3,867	174,714
Income tax expense	41,114	1,178	42,292
Identifiable assets	12,076,714	398,030	12,474,744

Quarter Ended June 30, 2018
Total revenues	$971,295	$48,282	$1,019,577
Depreciation and amortization, net of (gains) losses on disposal	131,379	1,079	132,458
Interest expense	34,549	705	35,254
Pretax earnings	163,262	5,935	169,197
Income tax expense	39,777	1,571	41,348
Identifiable assets	10,657,222	344,262	11,001,484

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$292	$277
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	241	236
Other components	22	17
Total other components of net periodic benefit costs	263	253
Net periodic postretirement benefit cost	$555	$530

14. Fair Value Measurements

Assets and liabilities are recorded at fair value on the consolidated balance sheets and are measured and classified based upon a three-tiered approach to valuation. Financial assets and liabilities are recorded at fair value and are classified and disclosed in one of the following three categories:

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
Quarter Ended June 30, 2019	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$243,235	$0	$0	$243,235	$243,235
Mortgage loans, net	233,566	0	0	233,566	233,566
Other investments	79,484	0	0	79,484	79,484
Total	$556,285	$0	$0	$556,285	$556,285

Liabilities
Notes, loans and finance/capital leases payable	4,343,935	0	4,343,935	0	4,343,935
Total	$4,343,935	$0	$4,343,935	$0	$4,343,935

	Fair Value Hierarchy
	Carrying				Total Estimated
Year Ended March 31, 2019	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$224,785	$0	$0	$224,785	$224,785
Mortgage loans, net	225,829	0	0	225,829	225,829
Other investments	74,907	0	0	74,907	74,907
Total	$525,521	$0	$0	$525,521	$525,521

Liabilities
Notes, loans and leases payable	4,192,243	0	4,192,243	0	4,192,243
Total	$4,192,243	$0	$4,192,243	$0	$4,192,243

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of June 30, 2019 and March 31, 2019 that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

Year Ended June 30, 2019	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$365,801	$365,552	$249	$0
Fixed maturities - available for sale	2,308,689	7,333	2,301,135	221
Preferred stock	8,861	8,861	0	0
Common stock	19,035	19,035	0	0
Derivatives	4,555	4,491	64	0
Total	$2,706,941	$405,272	$2,301,448	$221

Liabilities
Derivatives	1,181	0	1,181	0
Total	$1,181	$0	$1,181	$0

Year Ended March 31, 2019	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$463,847	$463,599	$248	$0
Fixed maturities - available for sale	2,209,761	7,327	2,202,213	221
Preferred stock	8,257	8,257	0	0
Common stock	17,379	17,379	0	0
Derivatives	1,607	1,468	139	0
Total	$2,700,851	$498,030	$2,202,600	$221

Liabilities
Derivatives	0	0	0	0
Total	$0	$0	$0	$0

The fair value measurements for our assets as using significant unobservable inputs (Level 3) were $0.2 million for both June 30, 2019 and March 31, 2019.

15. Revenue Recognition

Revenue Recognized in Accordance with Topic 606

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), an updated standard on revenue recognition. The standard outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires expanded disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 became effective for us on April 1, 2018 and was adopted on a modified retrospective basis. Due to insignificant changes in our revenue recognition pattern for applicable revenue streams as a result of the updated guidance, there was no cumulative effect recorded.  Additionally, we elected to use the practical expedient for contracts that begin and end within the same reporting period in applying the updated guidance to our applicable revenue streams. We performed an impact assessment by analyzing certain existing material revenue transactions and arrangements that are representative of our business segments and their revenue streams. Additionally, we assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance.  The adoption of the standard did not have a material effect on our Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows.

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of June 30, 2019 and March 31, 2019.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct in accordance with paragraph 606-10-25-19. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance for the Management Fee component of the compensation received in exchange for the service. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. Historically, these fees have been recognized once fully determinable. Under Topic 606, we measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the first quarter of fiscal 2020 did not have a material effect on our financial statements.

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving Help are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box containers to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 842, while the shipping obligation represents a contract with a customer accounted for under Topic 606. Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time under Topic 606 which is consistent with the timing of our revenue recognition under legacy guidance. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help services fees are recognized in accordance with Topic 606. Moving Help services are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer.

Revenue Recognized in Accordance withTopic 842/840

The Company’s self-moving rental revenues meet the definition of a lease pursuant to the guidance in ASU 2016-02, Leases (Topic 842) because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right.  Therefore, upon adoption of ASU 2016-02 on April 1, 2019, self-rental contracts are being accounted for as leases.  We do not expect this change to result in a change in the timing and pattern of recognition of the related revenues due to the short-term nature of the self-moving rental contracts. Please see Note 8, Leases, of the Notes to Consolidated Financial Statements.

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

We lease portions of our operating properties to tenants under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers.

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ended March 31,
	2020	2021	2022	2023	2024	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$9,232	$0	$0	$0	$0	$0
Property lease revenues	12,906	12,355	9,680	6,764	4,052	14,883
Total	$22,138	$12,355	$9,680	$6,764	$4,052	$14,883

The amounts above do not reflect future rental revenue from the renewal or replacement of existing leases.

Revenue Recognized in Accordance with Other Topics

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

In the following table, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$39,079	$757,736
Revenues recognized at a point in time:	91,171	90,190
Total revenues recognized under ASC 606	130,250	847,926

Revenues recognized under ASC 842 or 840	865,204	95,857
Revenues recognized under ASC 944	48,046	51,189
Revenues recognized under ASC 320	35,749	24,605
Total revenues	$1,079,249	$1,019,577

In the above table, the revenues recognized over time include self-moving equipment rentals, property management fees, the shipping fees associated with U-Box rentals and a portion of other revenues for the quarter ended June 30, 2018. Whereas revenues recognized at a point in time include self-moving and self-storage products and service sales and a portion of other revenues. Self-moving equipment rentals are now in revenues recognized under ASC 842/840 as of April 1, 2019.

We recognized liabilities resulting from contracts with customers for self-moving equipment rentals, self-storage revenues, U-Box revenues and tenant revenue, in which the length of the contract goes beyond the reported period end, although rental periods of the equipment, storage and U-Box contract are generally short-term in nature. The timing of revenue recognition results in liabilities that are reflected in deferred income on the balance sheet.

16.  Accounting Pronouncements

Adoption of New Accounting Pronouncements

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

Topic 842 substantially changed the accounting for sale-leasebacks going forward, where we are to assess if the contract qualifies as a sale under ASC 606. We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, we expect future sale-leasebacks to be accounted for as a financial liability and the leased assets will be capitalized at cost. As all existing sale-leasebacks have been accounted for as a sale, we did not reassess any existing sale-leaseback transactions.

We adopted the new leasing standard using the Effective Date Approach, which allows entities to only apply the new lease standard in the year of adoption. We elected the available practical expedients for existing or expired contracts of lessees and lessors wherein the Company is not required to reassess whether such contracts contain leases, the lease classification or the initial direct costs. Additionally, we elected as accounting policies to not recognize right of use assets or lease liabilities for short-term leases (i.e. those with a term of 12 months or less) and to combine lease and non-lease components in the contract for both lessee and lessor arrangements.  Adoption of this standard resulted in most of our operating lease commitments being recognized as operating lease liabilities and right-of-use assets. Please see Note 8, Leases, of the Notes to Consolidated Financial Statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2020.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2019. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

AMERCO, a Nevada corporation, has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2019 and 2018 correspond to fiscal 2020 and 2019 for AMERCO.

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

U-Haul brand self-moving related products and services, such as boxes, pads and tape, allow our customers to, among other things, protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

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

As promulgated by ASC 810, a VIE is not self-supportive due to having one or both of the following conditions: (i) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or (ii) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and is re-assessed on an on-going basis should certain changes in the operations of a VIE, or its relationship with the primary beneficiary, trigger a reconsideration under the provisions of ASC 810. After a reconsideration event occurs, the facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(ies) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

We will continue to monitor our relationships with the other entities regarding who is the primary beneficiary, which could change based on facts and circumstances of any reconsideration events.

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment other than real estate (“personal property”) are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of the changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, the Company changed its depreciation policy to raise the value threshold before certain assets are capitalized. This change in procedure results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had additional operating expenses of $7.6 million and $5.1 million in the first quarter of fiscal 2020 and 2019, respectively. This change in procedure is benefiting the Company through the immediate recognition of tax deductible costs.

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

For our box truck fleet, we utilize an accelerated method of depreciation based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6% during years one through seven, respectively, and then reduced on a straight-line basis to a salvage value of 15% by the end of year fifteen.  Comparatively, a standard straight-line approach would reduce the book value by approximately 5.7% per year over the life of the truck.

Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors, including, but not limited to, the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and the depreciation rates with respect to the vehicle. We typically sell our used vehicles at our sales centers throughout the United States and Canada, on our website at uhaul.com/trucksales or by phone at 1-866-404-0355. Additionally, we sell a large portion of our pickup and cargo van fleet at automobile dealer auctions.

Insurance Reserves

Liabilities for life insurance and certain annuity and health policies are established to meet the estimated future obligations of policies in force, and are based on mortality, morbidity and withdrawal assumptions from recognized actuarial tables, which contain margins for adverse deviation. In addition, liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of losses incurred, but not yet reported (“IBNR”). Liabilities for annuity contracts consist of contract account balances that accrue to the benefit of the policyholders.

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

  Claimant longevity;
  Cost trends associated with claimant treatments;
  Changes in ceding entity and third party administrator reporting practices;
  Changes in environmental factors including legal and regulatory;
  Current conditions affecting claim settlements, and
  Future economic conditions including inflation.

We reserve each claim based upon the accumulation of claim costs projected through each claimant’s life expectancy, and then adjust for applicable reinsurance arrangements.  Management reviews each claim at least bi-annually and when facts and circumstances change to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.  We factor in an estimate of potential cost increases in our IBNR liability.  We do not assume settlement of existing claims in calculating the reserve amount, unless it is in the final stages of completion.

Continued increases in claim costs, including medical inflation and new treatments and medications, could lead to future adverse development resulting in additional reserve strengthening.  Conversely, settlement of existing claims or injured workers returning to work or expiring prematurely could lead to future positive development.

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment, including, but not limited to, our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the first quarter of fiscal 2020 or 2019.

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

Accounting Pronouncements

Please see Note 16, Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements for Adoption of New Accounting Pronouncements and Recent Accounting Pronouncements.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2019 compared with the Quarter Ended June 30, 2018

Listed below, on a consolidated basis, are revenues for our major product lines for the first quarter of fiscal 2020 and the first quarter of fiscal 2019:

	Quarter Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$748,596	$716,602
Self-storage revenues	98,274	86,212
Self-moving and self-storage products and service sales	80,026	79,241
Property management fees	7,156	7,416
Life insurance premiums	32,710	36,888
Property and casualty insurance premiums	13,424	12,781
Net investment and interest income	35,749	24,605
Other revenue	63,314	55,832
Consolidated revenue	$1,079,249	$1,019,577

Self-moving equipment rental revenues increased $32.0 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019. The improvements came from both truck and trailer rentals. Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $12.1 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019.  The average monthly amount of occupied square feet increased by 15.9% during the first quarter of fiscal 2020 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 5.8 million net rentable square feet, or a 17.8% increase, with approximately 1.9 million of that coming on during the first quarter of fiscal 2020.

Sales of self-moving and self-storage products and services increased $0.8 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019.

Life insurance premiums decreased $4.2 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.6 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019 due to an increase in Safetow® and Safestor® sales, which is a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $11.1 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019. Changes in the market value of unaffiliated common stocks held in our insurance subsidiary accounted for $2.2 million of the increase during the quarter. Investment income increased due to a larger invested asset base and we had a $3.4 million gain on derivatives at our life insurance subsidiary.

Other revenue increased $7.5 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019, primarily coming from our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2020 and the first quarter of fiscal 2019. The insurance companies’ first quarters ended March 31, 2019 and 2018.

	Quarter Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,000,398	$947,885
Earnings from operations before equity in earnings of subsidiaries	201,896	200,395
Property and casualty insurance
Revenues	20,305	15,889
Earnings from operations	8,466	2,713
Life insurance
Revenues	60,321	57,863
Earnings from operations	3,781	1,881
Eliminations
Revenues	(1,775)	(2,060)
Earnings from operations before equity in earnings of subsidiaries	(278)	(285)
Consolidated results
Revenues	1,079,249	1,019,577
Earnings from operations	213,865	204,704

Total costs and expenses increased $50.5 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019. Operating expenses for Moving and Storage increased $38.9 million, largely from personnel, liability costs, shipping costs associated with U-Box and property taxes. Repair costs associated with the rental fleet experienced a $2.5 million decrease during the quarter. Net gains from the disposal of rental equipment increased $0.4 million.  Depreciation expense associated with our rental fleet increased $8.4 million to $122.4 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements, increased $6.2 million to $34.9 million. Gains on the disposal of real estate increased $1.6 million from the condemnation of a property in the first quarter of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $213.9 million for the first quarter of fiscal 2020, compared with $204.7 million for the first quarter of fiscal 2019.

Interest expense for the first quarter of fiscal 2020 was $38.9 million, compared with $35.3 million for the first quarter of fiscal 2019, due to increased borrowings.

Income tax expense was $42.3 million for the first quarter of fiscal 2020, compared with $41.3 million for the first quarter of fiscal 2019.

As a result of the above-mentioned items, earnings available to common stockholders were $132.4 million for the first quarter of fiscal 2020, compared with $127.8 million for the first quarter of fiscal 2019.

Basic and diluted earnings per share for the first quarter of fiscal 2020 were $6.76, compared with $6.53 for the first quarter of fiscal 2019.

The weighted average common shares outstanding basic and diluted were 19,597,697 for the first quarter of fiscal 2020, compared with 19,590,585 for the first quarter of fiscal 2019.

Moving and Storage

Quarter Ended June 30, 2019 compared with the Quarter Ended June 30, 2018

Listed below are revenues for our major product lines at Moving and Storage for the first quarter of fiscal 2020 and the first quarter of fiscal 2019:

	Quarter Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$749,136	$717,542
Self-storage revenues	98,274	86,212
Self-moving and self-storage products and service sales	80,026	79,241
Property management fees	7,156	7,416
Net investment and interest income	3,267	2,563
Other revenue	62,539	54,911
Moving and Storage revenue	$1,000,398	$947,885

Self-moving equipment rental revenues increased $31.6 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019.  The improvements came from both truck and trailer rentals. Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $12.1 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019.  The average monthly amount of occupied square feet increased by 15.9% during the first quarter of fiscal 2020 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 5.8 million net rentable square feet, or a 17.8% increase, with approximately 1.9 million of that coming on during the first quarter of fiscal 2020.

Sales of self-moving and self-storage products and services increased $0.8 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019.

Net investment and interest income increased $0.7 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019.

Other revenue increased $7.6 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019 caused primarily by the U-Box® program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of June 30	452	383
Square footage as of June 30	38,175	32,394
Average monthly number of units occupied	302	262
Average monthly occupancy rate based on unit count	68.4%	69.6%
Average monthly square footage occupied	27,421	23,666

Over the last twelve months we added approximately 5.8 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 8.5%.

Total costs and expenses increased $51.0 million during the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019. Operating expenses increased $38.9 million largely from increased personnel, liability costs, shipping costs associated with U-Box and property taxes. Repair costs associated with the rental fleet experienced a $2.5 million decrease during the quarter. Net gains from the disposal of rental equipment increased $0.4 million.  Depreciation expense associated with our rental fleet increased $8.4 million to $122.4 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements, increased $6.2 million to $34.9 million. Gains on the disposal of real estate increased $1.6 million from the condemnation of a property in the first quarter of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $201.9 million for the first quarter of fiscal 2020, compared with $200.4 million for the first quarter of fiscal 2019.

Equity in the earnings of AMERCO’s insurance subsidiaries was $9.8 million for the first quarter of fiscal 2020, compared with $3.7 million for the first quarter of fiscal 2019.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $211.7 million for the first quarter of fiscal 2020, compared with $204.1 million for the first quarter of fiscal 2019.

Property and Casualty Insurance

Quarter Ended March 31, 2019 compared with the Quarter Ended March 31, 2018

Net premiums were $14.1 million and $13.3 million for the quarters ended March 31, 2019 and 2018, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $6.2 million and $2.5 million for the three months ended March 31, 2019 and 2018, respectively. The main driver of the change in net investment income was the increase in the valuation of unaffiliated common stock of $2.2 million for the three months ended March 31, 2019.

Net operating expenses were $8.1 million and $8.7 million for the three months ended March 31, 2019 and 2018, respectively. The change was due to an increase in commissions, decreased loss adjusting fees and subrogation income.

Benefits and losses incurred were $3.8 million and $4.5 million for the three months March 31, 2019 and 2018, respectively. The decrease was due to favorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $8.5 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively.

Life Insurance

Quarter Ended March 31, 2019 compared with the Quarter Ended March 31, 2018

Net premiums were $32.7 million and $36.9 million for the quarters ended March 31, 2019 and 2018, respectively. Medicare Supplement premiums decreased by $3.0 million due to the reduction in new sales and policy decrements on the existing business offset by premium rate increases. Life premiums decreased by $0.8 million, primarily due to the termination of a reinsurance contract with one of our reinsurers in the fourth quarter of fiscal 2019. Premiums on other lines of business decreased $0.4 million. Deferred annuity deposits were $61.5 million or $0.2 million above prior year and are accounted for on the balance sheet as deposits rather than premiums

Net investment and interest income was $26.7 million and $19.9 million for the quarters ended March 31, 2019 and 2018, respectively. Investment income from fixed maturities increased $4.0 million from a larger invested asset base. The increase in realized capital gains was $1.0 million coupled with a $3.4 million gain on derivatives used as hedges for our fixed indexed annuities. This was partially offset by a $1.6 million decrease in the investment income from other invested assets.

Net operating expenses were $5.2 million and $5.9 million for the quarters ended March 31, 2019 and 2018, respectively. The decrease was primarily due to decreased commissions and general expenses.

Benefits and losses incurred were $45.2 million and $44.1 million for the quarters ended March 31, 2019 and 2018, respectively. Interest credited to policyholders increased $6.2 million from the increase in the deposit base. This was partially offset by the decrease in incurred benefits on Medicare supplement, life and other lines of business. Medicare supplement benefits decreased $3.5 million from the declining policies in force. Life benefits decreased $1.0 million due to the termination of a reinsurance contract. Benefits on the remaining lines of business decreased $0.5 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $6.1 million and $6.0 million for the quarters ended March 31, 2019 and 2018, respectively.

As a result of the above mentioned changes in revenues and expenses, pretax earnings from operations were $3.8 million and $1.9 million for the quarters ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

We believe our current capital structure is a positive factor that will enable us to pursue our operational plans and goals and provide us with sufficient liquidity for the foreseeable future. There are many factors that could affect our liquidity, including some which are beyond our control, and there is no assurance that future cash flows and liquidity resources will be sufficient to meet our outstanding debt obligations and our other future capital needs.

As of June 30, 2019, cash and cash equivalents totaled $519.8 million, compared with $673.7 million at March 31, 2019. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of June 30, 2019 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$500,497	$6,061	$13,273
Other financial assets	173,795	472,122	2,308,138
Debt obligations	4,343,935	–	–

(a) As of March 31, 2019

As of June 30, 2019, Moving and Storage had additional cash available under existing credit facilities of $75.0 million.  The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $11.3 million in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019.

Net cash used in investing activities increased $286.1 million in the first quarter of fiscal 2020, compared with the first quarter of fiscal 2019. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, increased $299.1 million. Cash from the sales of property, plant and equipment decreased $26.8 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $33.0 million due to reduced investment purchases.

Net cash provided by financing activities increased $220.9 million in the first quarter of fiscal 2020, as compared with the first quarter of fiscal 2019. This was due to a combination of decreased debt payments of $12.7 million, increased finance/capital lease repayments of $10.1 million, an increase in cash from borrowings of $230.1 million, and a decrease in net annuity deposits from Life Insurance of $13.1 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2020, we will reinvest in our truck and trailer rental fleet approximately $700 million, net of equipment sales excluding any lease buyouts. Through the first quarter of fiscal 2020, we have invested, net of equipment sales, $403 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2020 and beyond will be dependent upon several factors, including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2020 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors, including cost and tax consequences, when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions, which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through loans and internally generated funds. For the first quarter of fiscal 2020, we invested $218 million in real estate acquisitions, new construction and renovation and major repairs. For fiscal 2020, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $686.5 million and $360.6 million for the first quarter of fiscal 2020 and 2019, respectively. The components of our net capital expenditures are provided in the following table:

	Quarter Ended June 30,
	2019	2018
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$560,693	$440,350
Equipment lease buyouts	34,030	2,633
Purchases of real estate, construction and renovations	217,911	219,196
Other capital expenditures	34,614	12,871
Gross capital expenditures	847,248	675,050
Less: Lease proceeds	–	(126,903)
Less: Sales of property, plant and equipment	(160,754)	(187,546)
Net capital expenditures	$686,494	$360,601

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

We believe that stockholders’ equity at Property and Casualty Insurance remains sufficient, and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Property and Casualty Insurance’s stockholder’s equity was $236.4 million and $222.4 million at March 31, 2019 and December 31, 2018, respectively. The increase resulted from net earnings of $6.7 million and an increase in other comprehensive income of $7.2 million.  Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net deposits for the quarter ended March 31, 2019 were $24.5 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $349.1 million and $311.7 million as of March 31, 2019 and December 31, 2018, respectively. The increase resulted from net earnings of $3.1 million and an increase in other comprehensive income of $34.3 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of March 31, 2019, Oxford had outstanding deposits of $60.0 million through its membership in the FHLB system.  For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $367.8 million and $351.5 million for the first quarter of fiscal 2020 and 2019, respectively.

Property and Casualty Insurance

Net cash provided by operating activities were $3.1 million and $4.0 million for the first quarters ended March 31, 2019 and 2018, respectively. The decrease was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $13.3 million and $11.2 million at March 31, 2019 and December 31, 2018, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $10.0 million and $14.2 million for the first quarter ended March 31, 2019 and 2018, respectively. The decrease was primarily due to the timing of settlement of payables, offset by an increase resulting from a reduction in paid commissions and federal income tax.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of March 31, 2019 and December 31, 2018, cash and cash equivalents and short-term investments amounted to $13.3 million and $24.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of June 30, 2019, we had available borrowing capacity under existing credit facilities of $75.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors, including expected cash flows. As of June 30, 2019, we had $0.2 million of available-for-sale assets classified in Level 3.

The interest rate swaps held by us as hedges against interest rate risk for our variable rate debt are recorded at fair value. These values are determined using pricing valuation models, which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate, and are classified as Level 2.

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Disclosures about Contractual Obligations and Commercial Commitments in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

Historically, we have used off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements. These arrangements were primarily used when our overall borrowing structure was more limited. We do not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders

Fiscal 2020 Outlook

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

With respect to our storage business, we have added new locations and expanded at existing locations. In fiscal 2020, we are actively looking to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box® program throughout fiscal 2020.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of June 30, 2019:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$14,625	$64	1/15/2013	12/15/2019	1.07%	1 Month LIBOR
85,000	(394)	6/28/2019	6/15/2022	1.76%	1 Month LIBOR
75,000	(389)	6/28/2019	6/30/2022	1.78%	1 Month LIBOR
75,000	(398)	6/28/2019	10/31/2022	1.77%	1 Month LIBOR

As of June 30, 2019, we had $1,104.6 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $8.6 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. At March 31, 2019 and December 31, 2018, these derivative hedges had a net market value of $4.5 million and $1.5 million, with notional amounts of $276.7 million and $284.0 million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.7% of our revenue was generated in Canada during the first quarter of both fiscal 2020 and 2019. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Additionally, our insurance subsidiaries’ fixed income investment portfolios expose us to interest rate risk. This interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. As part of our insurance companies’ asset and liability management, actuaries estimate the cash flow patterns of our existing liabilities to determine their duration. These outcomes are compared to the characteristics of the assets that are currently supporting these liabilities, assisting management in determining an asset allocation strategy for future investments that management believes will mitigate the overall effect of interest rates.

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

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
4.1	Thirty-sixth Supplemental Indenture and Pledge and Security Agreement dated May 3, 2019, by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2019	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: August 7, 2019	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)