Form 10-Q
period 2019-09-30
AMERCO /NV/
filed 2019-11-06
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

001-11255	AMERCO	88-0106815
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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 1, 2019.

Part i Financial information

Item 1. Financial Statements

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED balance sheets

	September 30,	March 31,
	2019	2019
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$525,231	$673,701
Reinsurance recoverables and trade receivables, net	222,481	224,785
Inventories and parts, net	102,357	103,504
Prepaid expenses	194,250	174,100
Investments, fixed maturities and marketable equities	2,413,350	2,235,397
Investments, other	320,992	300,736
Deferred policy acquisition costs, net	111,708	136,276
Other assets	72,432	78,354
Right of use assets - financing, net	1,185,629	0
Right of use assets - operating	105,298	–
Related party assets	12,902	30,889
	5,266,630	3,957,742
Property, plant and equipment, at cost:
Land	1,016,918	976,454
Buildings and improvements	4,371,637	4,003,726
Furniture and equipment	716,287	689,780
Rental trailers and other rental equipment	495,264	590,039
Rental trucks	3,560,034	4,762,028
	10,160,140	11,022,027
Less: Accumulated depreciation	(2,570,568)	(3,088,056)
Total property, plant and equipment, net	7,589,572	7,933,971
Total assets	$12,856,202	$11,891,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$546,260	$556,873
Notes, loans and finance/capital leases payable, net	4,497,912	4,163,323
Operating lease liability	104,832	0
Policy benefits and losses, claims and loss expenses payable	1,022,134	1,011,183
Liabilities from investment contracts	1,720,995	1,666,742
Other policyholders' funds and liabilities	10,911	15,047
Deferred income	35,926	35,186
Deferred income taxes, net	859,164	750,970
Total liabilities	8,798,134	8,199,324

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of September 30 and March 31, 2019
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding as of September 30 and March 31, 2019
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2019
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of September 30 and March 31, 2019	10,497	10,497
Additional paid-in capital	453,761	453,326
Accumulated other comprehensive income (loss)	17,151	(66,698)
Retained earnings	4,255,906	3,976,962
Cost of common stock in treasury, net (22,377,912 shares as of September 30 and March 31, 2019)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares as of September 30 and March 31, 2019)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	(1,597)	(4,048)
Total stockholders' equity	4,058,068	3,692,389
Total liabilities and stockholders' equity	$12,856,202	$11,891,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$804,325	$781,713
Self-storage revenues	104,965	91,493
Self-moving and self-storage products and service sales	73,121	72,913
Property management fees	7,233	7,192
Life insurance premiums	32,355	35,920
Property and casualty insurance premiums	18,365	16,283
Net investment and interest income	33,098	28,227
Other revenue	76,752	70,766
Total revenues	1,150,214	1,104,507

Costs and expenses:
Operating expenses	565,413	529,350
Commission expenses	86,099	85,334
Cost of sales	43,930	46,402
Benefits and losses	45,825	45,773
Amortization of deferred policy acquisition costs	6,515	5,899
Lease expense	6,356	8,170
Depreciation, net of gains on disposal of ($17,999 and $12,036, respectively)	151,553	132,625
Net (gains) losses on disposal of real estate	(217)	10
Total costs and expenses	905,474	853,563

Earnings from operations	244,740	250,944
Other components of net periodic benefit costs	(264)	(254)
Interest expense	(39,122)	(35,030)
Pretax earnings	205,354	215,660
Income tax expense	(49,028)	(52,118)
Earnings available to common stockholders	$156,326	$163,542
Basic and diluted earnings per common stock	$7.97	$8.35
Weighted average common stock outstanding: Basic and diluted	19,602,566	19,591,312

Related party revenues for the second quarter of fiscal 2020 and 2019, net of eliminations, were $7.2 million.

Related party costs and expenses for the second quarter of fiscal 2020 and 2019, net of eliminations, were $19.3 million and $19.0 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Six Months Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,552,921	$1,498,315
Self-storage revenues	203,239	177,705
Self-moving and self-storage products and service sales	153,147	152,154
Property management fees	14,389	14,608
Life insurance premiums	65,065	72,808
Property and casualty insurance premiums	31,789	29,064
Net investment and interest income	68,847	52,832
Other revenue	140,066	126,598
Total revenues	2,229,463	2,124,084

Costs and expenses:
Operating expenses	1,099,885	1,025,904
Commission expenses	166,998	164,591
Cost of sales	92,859	96,283
Benefits and losses	94,831	94,327
Amortization of deferred policy acquisition costs	12,579	11,930
Lease expense	13,392	16,339
Depreciation, net of gains on disposal of ($34,677 and $28,331 respectively)	292,153	259,052
Net (gains) losses on disposal of real estate	(1,839)	10
Total costs and expenses	1,770,858	1,668,436

Earnings from operations	458,605	455,648
Other components of net periodic benefit costs	(527)	(507)
Interest expense	(78,010)	(70,284)
Pretax earnings	380,068	384,857
Income tax expense	(91,320)	(93,466)
Earnings available to common stockholders	$288,748	$291,391
Basic and diluted earnings per common stock	$14.73	$14.87
Weighted average common stock outstanding: Basic and diluted	19,600,211	19,590,946

Related party revenues for the first six months of fiscal 2020 and 2019, net of eliminations, were $14.4 million and $14.6 million, respectively.

Related party costs and expenses for the first six months of fiscal 2020 and 2019, net of eliminations, were $37.1 million and $36.2 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended September 30, 2019	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$205,354	$(49,028)	$156,326
Other comprehensive income (loss):
Foreign currency translation	629		629
Unrealized net gain on investments	52,651	(11,346)	41,305
Change in fair value of cash flow hedges	(840)	207	(633)
Amounts reclassified into earnings on hedging activities	(366)	89	(277)
Total comprehensive income	$257,428	$(60,078)	$197,350

Quarter Ended September 30, 2018	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$215,660	$(52,118)	$163,542
Other comprehensive income (loss):
Foreign currency translation	1,113		1,113
Unrealized net loss on investments	(22,280)	4,679	(17,601)
Change in fair value of cash flow hedges	477	(117)	360
Amounts reclassified into earnings on hedging activities	(191)	47	(144)
Total comprehensive income	$194,779	$(47,509)	$147,270

Six Months Ended September 30, 2019	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$380,068	$(91,320)	$288,748
Other comprehensive income (loss):
Foreign currency translation	3,611		3,611
Unrealized net gain on investments	104,478	(22,385)	82,093
Change in fair value of cash flow hedges	(2,034)	500	(1,534)
Amounts reclassified into earnings on hedging activities	(425)	104	(321)
Total comprehensive income	$485,698	$(113,101)	$372,597

Six Months Ended September 30, 2018	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$384,857	$(93,466)	$291,391
Other comprehensive income (loss):
Foreign currency translation	(980)		(980)
Unrealized net loss on investments	(72,498)	15,225	(57,273)
Change in fair value of cash flow hedges	1,701	(418)	1,283
Amounts reclassified into earnings on hedging activities	(855)	210	(645)
Total comprehensive income	$312,225	$(78,449)	$233,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of June 30, 2019	$10,497	$453,535	$(23,873)	$4,109,384	$(525,653)	$(151,997)	$(2,870)	$3,869,023
Increase in market value of released ESOP shares	0	226	0	0	0	0	0	226
Release of unearned ESOP shares	0	0	0	0	0	0	1,347	1,347
Purchase of ESOP shares	0	0	0	0	0	0	(74)	(74)
Foreign currency translation	0	0	629	0	0	0	0	629
Unrealized net gain on investments, net of tax	0	0	41,305	0	0	0	0	41,305
Change in fair value of cash flow hedges, net of tax	0	0	(633)	0	0	0	0	(633)
Amounts reclassified into earnings on hedging activities			(277)					(277)
Net earnings	0	0	0	156,326	0	0	0	156,326
Common stock dividends: ($0.50 per share for fiscal 2020)	0	0	0	(9,804)	0	0	0	(9,804)
Net activity	0	226	41,024	146,522	0	0	1,273	189,045
Balance as of September 30, 2019	$10,497	$453,761	$17,151	$4,255,906	$(525,653)	(151,997)	$(1,597)	$4,058,068

Balance as of June 30, 2018	$10,497	$452,862	$(45,966)	$3,763,339	$(525,653)	$(151,997)	$(6,937)	$3,496,145
Increase in market value of released ESOP shares	0	144	0	0	0	0	0	144
Release of unearned ESOP shares	0	0	0	0	0	0	2,694	2,694
Purchase of ESOP shares	0	0	0	0	0	0	(3,292)	(3,292)
Foreign currency translation	0	0	1,113	0	0	0	0	1,113
Unrealized net loss on investments, net of tax	0	0	(17,601)	0	0	0	0	(17,601)
Change in fair value of cash flow hedges, net of tax	0	0	360	0	0	0	0	360
Amounts reclassified into earnings on hedging activities			(144)					(144)
Net earnings	0	0	0	163,542	0	0	0	163,542
Common stock dividends: ($0.50 per share for fiscal 2019)	0	0	0	(9,794)	0	0	0	(9,794)
Net activity	0	144	(16,272)	153,748	0	0	(598)	137,022
Balance as of September 30, 2018	$10,497	$453,006	$(62,238)	$3,917,087	$(525,653)	$(151,997)	$(7,535)	$3,633,167

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2019	$10,497	$453,326	$(66,698)	$3,976,962	$(525,653)	$(151,997)	$(4,048)	$3,692,389
Increase in market value of released ESOP shares	0	435	0	0	0	0	0	435
Release of unearned ESOP shares	0	0	0	0	0	0	2,656	2,656
Purchase of ESOP shares	0	0	0	0	0	0	(205)	(205)
Foreign currency translation	0	0	3,611	0	0	0	0	3,611
Unrealized net gain on investments, net of tax	0	0	82,093	0	0	0	0	82,093
Change in fair value of cash flow hedges, net of tax	0	0	(1,534)	0	0	0	0	(1,534)
Amounts reclassified into earnings on hedging activities			(321)					(321)
Net earnings	0	0	0	288,748	0	0	0	288,748
Common stock dividends: ($0.50 per share for fiscal 2020)	0	0	0	(9,804)	0	0	0	(9,804)
Net activity	0	435	83,849	278,944	0	0	2,451	365,679
Balance as of September 30, 2019	$10,497	$453,761	$17,151	$4,255,906	$(525,653)	(151,997)	$(1,597)	$4,058,068

Balance as of March 31, 2018	$10,497	$452,746	$(4,623)	$3,635,561	$(525,653)	$(151,997)	$(7,823)	$3,408,708
Increase in market value of released ESOP shares	0	260	0	0	0	0	0	260
Release of unearned ESOP shares	0	0	0	0	0	0	5,388	5,388
Purchase of ESOP shares	0	0	0	0	0	0	(5,100)	(5,100)
Foreign currency translation	0	0	(980)	0	0	0	0	(980)
Unrealized net loss on investments, net of tax	0	0	(57,273)	0	0	0	0	(57,273)
Change in fair value of cash flow hedges, net of tax	0	0	1,283	0	0	0	0	1,283
Amounts reclassified into earnings on hedging activities			(645)					(645)
Adjustment for adoption of ASU 2016 - 01	0	0	0	9,724	0	0	0	9,724
Net earnings	0	0	0	291,391	0	0	0	291,391
Common stock dividends: ($1.00 per share for fiscal 2019)	0	0	0	(19,589)	0	0	0	(19,589)
Net activity	0	260	(57,615)	281,526	0	0	288	224,459
Balance as of September 30, 2018	$10,497	$453,006	$(62,238)	$3,917,087	$(525,653)	$(151,997)	$(7,535)	$3,633,167

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of cash flows

	Six Months Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$288,748	$291,391
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	326,830	287,383
Amortization of deferred policy acquisition costs	12,579	11,930
Amortization of premiums and accretion of discounts related to investments, net	6,481	6,457
Amortization of debt issuance costs	2,100	2,013
Interest credited to policyholders	26,584	17,726
Change in allowance for losses on trade receivables	(113)	309
Change in allowance for inventories and parts reserves	537	1,148
Net gains on disposal of personal property	(34,677)	(28,331)
Net (gains) losses on disposal of real estate	(1,839)	10
Net (gains) losses on sales of investments	(7,595)	55
Net (gains) losses on equity investments	(2,553)	1,344
Deferred income taxes	83,708	88,485
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	2,471	(14,453)
Inventories and parts	613	(4,347)
Prepaid expenses	(21,908)	(17,709)
Capitalization of deferred policy acquisition costs	(10,370)	(12,926)
Other assets	525	58,139
Related party assets	(5,019)	6,181
Accounts payable and accrued expenses	60,587	57,744
Policy benefits and losses, claims and loss expenses payable	10,709	(49,774)
Other policyholders' funds and liabilities	(4,136)	3,302
Deferred income	2,077	(124)
Related party liabilities	1,425	(3,276)
Net cash provided by operating activities	737,764	702,677

Cash flows from investing activities:
Escrow deposits	5,573	1,362
Purchases of:
Property, plant and equipment	(1,589,371)	(1,114,544)
Short term investments	(20,380)	(22,335)
Fixed maturities investments	(178,626)	(239,972)
Equity securities	(83)	(957)
Preferred stock	0	(81)
Real estate	(368)	(218)
Mortgage loans	(19,660)	(24,132)
Proceeds from sales and paydowns of:
Property, plant and equipment	401,451	429,910
Short term investments	17,282	24,568
Fixed maturities investments	127,683	64,651
Preferred stock	0	1,125
Real estate	311	–
Mortgage loans	4,299	12,912
Net cash used by investing activities	(1,251,889)	(867,711)

Cash flows from financing activities:
Borrowings from credit facilities	658,745	313,299
Principal repayments on credit facilities	(143,634)	(182,955)
Payment of debt issuance costs	(2,301)	(1,420)
Finance/capital lease payments	(180,902)	(147,913)
Employee stock ownership plan stock	(206)	(137)
Common stock dividends paid	(19,600)	(29,385)
Net contribution from (to) related party	21,600	0
Investment contract deposits	105,846	179,608
Investment contract withdrawals	(78,177)	(71,228)
Net cash provided (used) by financing activities	361,371	59,869

Effects of exchange rate on cash	4,284	(1,783)

Decrease in cash and cash equivalents	(148,470)	(106,948)
Cash and cash equivalents at the beginning of period	673,701	759,388
Cash and cash equivalents at the end of period	$525,231	$652,440

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

The condensed consolidated balance sheet as of September 30, 2019 and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity for the second quarter and first six months of fiscal 2020 and 2019 and cash flows for the six months of fiscal 2020 and 2019 are unaudited.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 16,128 as of September 30, 2018. As of September 30, 2019, all of these shares have been released.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $29.4 million and $30.8 million as of September 30, 2019 and March 31, 2019, respectively.

Available-for-Sale Investments

Available-for-sale investments as of September 30, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$133,938	$7,673	$(148)	$0	$141,463
U.S. government agency mortgage-backed securities	40,588	694	(2)	0	41,280
Obligations of states and political subdivisions	296,325	20,642	(155)	0	316,812
Corporate securities	1,654,981	77,467	(2,329)	(176)	1,729,943
Mortgage-backed securities	150,143	5,529	(1)	(49)	155,622
Redeemable preferred stocks	1,493	74	0	0	1,567
	$2,277,468	$112,079	$(2,635)	$(225)	$2,386,687

Available-for-sale investments at March 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$136,010	$2,409	$(2,104)	$(447)	$135,868
U.S. government agency mortgage-backed securities	31,101	433	(146)	(19)	31,369
Obligations of states and political subdivisions	298,955	8,079	(233)	(905)	305,896
Corporate securities	1,613,199	14,777	(14,257)	(24,986)	1,588,733
Mortgage-backed securities	148,203	880	(285)	(903)	147,895
Redeemable preferred stocks	1,493	20	0	(45)	1,468
	$2,228,961	$26,598	$(17,025)	$(27,305)	$2,211,229

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $124.8 million during the first six months of fiscal 2020. The gross realized gains on these sales totaled $3.6 million. The gross realized losses on these sales totaled $0.2 million.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs, if any, through earnings. There were no write-downs in the second quarter or first six months of fiscal 2020 or 2019.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) (“AOCI”) for the first six months of fiscal 2020 and fiscal 2019, respectively.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	September 30, 2019		March 31, 2019
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$83,028	$83,337	$71,987	$71,954
Due after one year through five years	521,038	536,225	541,195	540,658
Due after five years through ten years	694,348	729,026	621,031	614,485
Due after ten years	827,418	880,910	845,052	834,769
	2,125,832	2,229,498	2,079,265	2,061,866

Mortgage-backed securities	150,143	155,622	148,203	147,895
Redeemable preferred stocks	1,493	1,567	1,493	1,468
	$2,277,468	$2,386,687	$2,228,961	$2,211,229

As of September 30, 2019 and March 31, 2019, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

	September 30, 2019		March 31, 2019
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)

Common stocks	$10,123	$19,207	$10,123	$17,379
Non-redeemable preferred stocks	7,451	7,456	7,451	6,789
	$17,574	$26,663	$17,574	$24,168

4. Borrowings

Long Term Debt

Long term debt was as follows:

							September 30,	March 31,
	2020 Rates (a)			Maturities			2019	2019
							(Unaudited)
							(In thousands)
Real estate loan (amortizing term)			3.55%			2023	$97,913	$102,913
Senior mortgages	3.36%	-	6.62%	2021	-	2038	1,876,499	1,741,652
Real estate loans (revolving credit)	3.03%	-	3.61%	2022	-	2024	435,000	429,400
Fleet loans (amortizing term)	1.95%	-	4.66%	2020	-	2027	262,984	263,209
Fleet loans (revolving credit)	3.25%	-	3.27%	2022	-	2024	570,000	530,000
Finance/capital leases (rental equipment)	1.92%	-	5.04%	2019	-	2026	861,751	1,042,652
Finance liability (rental equipment)	2.97%	-	4.22%	2024	-	2026	339,387	0
Other obligations	2.75%	-	8.00%	2019	-	2048	83,503	82,417
Notes, loans and finance/capital leases payable							4,527,037	4,192,243
Less: Debt issuance costs							(29,125)	(28,920)
Total notes, loans and finance/capital leases payable, net							$4,497,912	$4,163,323

(a) Interest rates as of September 30, 2019, including the effect of applicable hedging instruments.

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

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of September 30, 2019, the applicable LIBOR was 2.05% and the applicable margin was 1.50%, the sum of which was 3.55%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.36% and 6.62%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $335.0 million. As of September 30, 2019, the outstanding balance of these loans in the aggregate was $335.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The final maturity of the loans is between June 2022 and February 2024. The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of September 30, 2019, the applicable LIBOR was 2.11% and the margin was between 1.25% and 1.50%, the sum of which was between 3.36% and 3.61%. Certain loans have interest rate swaps fixing the rate between 3.03% and 3.14% based on current margins. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $150.0 million, which can be increased to $300.0 million by bringing in other lenders. As of September 30, 2019, the outstanding balance was $100.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is September 2022. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of September 30, 2019, the applicable LIBOR was 2.11% and the margin was 1.38%, the sum of which was 3.49%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are carried at fixed rates ranging between 1.95% and 4.66%. Additionally, one of these loans is carried at a variable rate with the applicable LIBOR plus the applicable margins. As of September 30, 2019, the applicable LIBOR was 2.03% and applicable margin was 1.75% with a sum of 3.78%. The interest rate is hedged with an interest rate swap fixing the rate at 2.82% based on current margins.

AMERCO, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $580.0 million. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margin. As of September 30, 2019, the applicable LIBOR was between 2.10% and 2.12%, and the margin was 1.15%, the sum of which was between 3.25% and 3.27%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly.

Finance/Capital Leases

The Finance/Capital Lease balance represents our sale-leaseback transactions of rental equipment that were entered into and classified as capital leases prior to the adoption of ASC 842 on April 1, 2019. The historical capital lease balance was reclassified to ROU assets-finance, net and have an outstanding balance of $861.8 million as of September 30, 2019. The agreements are generally 7 year terms with interest rates ranging from 1.92% to 5.04%.  All of our finance leases are collateralized by our rental fleet. There were no new financing leases, as assessed under the new leasing guidance, entered into during the six months ended September 30, 2019.

Finance Liability

Finance Liabilities represent our rental equipment financing transactions that have historically been accounted for as capital leases prior to the adoption of ASC 842 on April 1, 2019, which substantially changed the accounting for sale-leasebacks going forward. In accordance with the new leasing guidance, we assess if sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.  We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, we expect future sale-leasebacks to be accounted for as a financial liability and the leased assets will be capitalized at cost.  As of September 30, 2019, we have failed sale-leasebacks transactions totaling $339.4 million.  Our finance liabilities have an average term of 7 years and interest rates ranging from 2.97% to 4.22%. These finance liabilities are collateralized by our rental fleet.

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

As of September 30, 2019, the aggregate outstanding principal balance of the U-Notes® issued was $86.5 million, of which $3.0 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.75% and 8.00% and maturity dates range between 2019 and 2048.

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of June 30, 2019, the deposits had an aggregate balance of $60.0 million, for which Oxford pays fixed interest rates between 1.67% and 2.95% with maturities between September 29, 2019 and March 29, 2021. As of March 31, 2019, available-for-sale investments held with the FHLB totaled $131.1 million, of which $68.8 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance/Capital Leases Payable

The annual maturities of our notes, loans and finance/capital leases payable, as of September 30, 2019 for the next five years and thereafter are as follows:

	Year Ended September 30,
	2020	2021	2022	2023	2024	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and finance/capital leases payable, secured	$491,098	$401,307	$907,853	$525,138	$770,782	$1,430,859

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
Interest expense	$44,743	$36,220
Capitalized interest	(6,669)	(2,227)
Amortization of transaction costs	1,047	881
Interest expense resulting from cash flow hedges	1	156
Total interest expense	$39,122	$35,030

	Six Months Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
Interest expense	$88,074	$70,416
Capitalized interest	(12,168)	(2,646)
Amortization of transaction costs	2,100	1,842
Interest expense resulting from cash flow hedges	4	672
Total interest expense	$78,010	$70,284

Interest paid in cash, including payments related to derivative contracts, amounted to $45.4 million and $36.6 million for the second quarter of fiscal 2020 and 2019, respectively, and $85.9 million and $71.1 million for the first six months of fiscal 2020 and 2019, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	3.50%	3.06%
Interest rate at the end of the quarter	3.36%	2.81%
Maximum amount outstanding during the quarter	$1,015,000	$705,000
Average amount outstanding during the quarter	$1,004,348	$585,924
Facility fees	$45	$128

	Revolving Credit Activity
	Six Months Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	3.61%	3.08%
Interest rate at the end of the period	3.36%	2.81%
Maximum amount outstanding during the period	$1,015,000	$705,000
Average amount outstanding during the period	$985,954	$542,186
Facility fees	$107	$272

5. Derivatives

We manage exposure to changes in market interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates with the designated benchmark interest rate being hedged on certain of our LIBOR indexed variable rate debt and a variable rate operating lease. The interest rate swaps effectively fix our interest payments on certain LIBOR indexed variable rate debt. We monitor our positions and the credit ratings of our counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. The following is a summary of our interest rate swap agreements as of September 30, 2019:

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the balance sheet were as follows:

	Derivatives Fair Values as of
	September 30, 2019	March 31, 2019
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments:
Assets	$24	$139
Liabilities	$2,348	$0
Notional amount	$249,063	$22,792

	The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

	September 30, 2019	September 30, 2018
	(Unaudited)
	(In thousands)
(Gain) loss recognized in AOCI on interest rate contracts	$1,206	$(286)
Loss reclassified from AOCI into income	$366	$191

Gains or losses recognized in income on derivatives are recorded as interest expense in the statements of operations. During the first six months of fiscal 2020, we recognized a decrease in the fair value of our cash flow hedges of $1.9 million, net of taxes. During the first six months of fiscal 2020 we reclassified $0.4 million from AOCI to interest expense. As of September 30, 2019, we expect to reclassify $0.8 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

6. Accumulated Other Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2019	$(56,612)	$(7,259)	$107	$(2,934)	$(66,698)
Foreign currency translation	3,611	0	0	0	3,611
Unrealized net gain on investments	0	82,093	0	0	82,093
Change in fair value of cash flow hedges	0	0	(1,534)	0	(1,534)
Amounts reclassified into earnings on hedging activities			(321)		(321)
Other comprehensive income (loss)	3,611	82,093	(1,855)	0	83,849
Balance at September 30, 2019	$(53,001)	$74,834	$(1,748)	$(2,934)	$17,151

7. Stockholders’ Equity

The  dividends declared or paid during the first six months of fiscal 2020 were as follows:

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 6, 2019	$0.50	March 21, 2019	April 4, 2019
August 22, 2019	0.50	September 9, 2019	September 23, 2019

On June 8, 2016, our stockholders’ approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of September 30, 2019, no awards had been issued under this plan.

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

For the periods after April 1, 2019, we combined all lease and non-lease components of lease contracts for which the timing and pattern of transfer are the same and the lease component meets the classification of an operating lease, and account for them in accordance with Topic 842. The revenue streams accounted for in accordance with Topic 842 are recognized evenly over the period of rental. Please see Note 15, Revenue Recognition, of the Notes to Condensed Consolidated Financial Statements.

Lessee

We determine if an arrangement is a lease at inception. Operating leases, which are comprised primarily of storage rental locations, are included in Right-of-Use (“ROU“) assets - operating and operating lease liability in our balance sheet dated September 30, 2019. Finance leases, which are comprised primarily of rental equipment leases, are included in ROU assets - financing, net, and notes, loans and finance/capital leases payable, net in our balance sheet dated September 30, 2019.

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

The following table shows the components of our right-of-use assets:

	As of September 30, 2019
	Finance	Operating	Total
	(Unaudited)
	(In thousands)

Buildings and improvements	$0	$114,696	$114,696
Furniture and equipment	27,414	0	27,414
Rental trailers and other rental equipment	125,747	0	125,747
Rental trucks	1,759,118	0	1,759,118
Right-of-use assets, gross	1,912,279	114,696	2,026,975
Less: Accumulated depreciation	(726,650)	(9,398)	(736,048)
Right-of-use assets, net	$1,185,629	$105,298	$1,290,927

	Finance	Operating
	(Unaudited)
Weighted average remaining lease term (years)	5 Years	15 Years
Weighted average discount rate	3.41%	4.60%

For the first six months ended September 30, 2019, cash paid for leases included in our operating and financing cash flow activities were $13.0 million and $180.9 million, respectively.

The components of lease costs were as follows:

Six Months Ended
September 30, 2019
(Unaudited)
(In thousands)

Operating lease costs	$13,664

Finance lease cost:
Amortization of right-of-use assets	$98,200
Interest on lease liabilities	16,740
Total finance lease cost	$114,940

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending September 30,	(In thousands)

2020	$246,596	$21,776
2021	184,010	19,336
2022	143,983	18,298
2023	122,112	17,607
2024	83,369	13,545
Thereafter	81,681	70,411
Total lease payments	861,751	160,973
Less: imputed interest	0	(56,141)
Present value of lease liabilities	$861,751	$104,832

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

Related Party Revenue

	Quarter Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$6,318	$6,278
U-Haul management fee revenue from Mercury	915	914
	$7,233	$7,192

	Six Months Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$12,567	$12,478
U-Haul management fee revenue from Mercury	1,822	2,130
	$14,389	$14,608

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $16.3 million and $17.4 million from the above-mentioned entities during the first six months of fiscal 2020 and 2019, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.  Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

Related Party Costs and Expenses

	Quarter Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$658	$670
U-Haul commission expenses to Blackwater	18,617	18,348
	$19,275	$19,018

	Six Months Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,316	$1,340
U-Haul commission expenses to Blackwater	35,819	34,833
	$37,135	$36,173

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of September 30, 2019, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $12.6 million, expenses of $1.3 million and cash flows of $11.3 million during the first six months of fiscal 2020. Revenues and commission expenses related to the Dealer Agreements were $169.6 million and $35.8 million, respectively, during the first six months of fiscal 2020.

Management determined that we do not have a variable interest pursuant to the variable interest entity (“VIE”) model under Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”) in the holding entities of Blackwater based upon management agreements which are with the individual operating entities; therefore, we are precluded from consolidating these entities.

Related Party Assets

	September 30,	March 31,
	2019	2019
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$27,828	$25,158
U-Haul receivable from Mercury	5,673	7,234
Other (a)	(20,599)	(1,503)
	$12,902	$30,889

(a)      Timing differences for intercompany balances with insurance subsidiaries resulting from the three-month difference in reporting periods.  Our credit balance as of September 30, 2019, was due to a timing difference for a dividend paid by Repwest to AMERCO of $21.6 million.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of September 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$498,984	$11,576	$14,671	$0		$525,231
Reinsurance recoverables and trade receivables, net	91,985	96,690	33,806	0		222,481
Inventories and parts, net	102,357	0	0	0		102,357
Prepaid expenses	194,250	0	0	0		194,250
Investments, fixed maturities and marketable equities	0	294,681	2,118,669	0		2,413,350
Investments, other	20,988	82,395	217,609	0		320,992
Deferred policy acquisition costs, net	0	0	111,708	0		111,708
Other assets	68,416	880	3,136	0		72,432
Right of use assets - financing, net	1,185,629	0	0	0		1,185,629
Right of use assets - operating	105,298	0	0	0		105,298
Related party assets	38,671	8,998	18,554	(53,321)	(c)	12,902
	2,306,578	495,220	2,518,153	(53,321)		5,266,630

Investment in subsidiaries	619,513	0	0	(619,513)	(b)	0

Property, plant and equipment, at cost:
Land	1,016,918	0	0	0		1,016,918
Buildings and improvements	4,371,637	0	0	0		4,371,637
Furniture and equipment	716,287	0	0	0		716,287
Rental trailers and other rental equipment	495,264	0	0	0		495,264
Rental trucks	3,560,034	0	0	0		3,560,034
	10,160,140	0	0	0		10,160,140
Less: Accumulated depreciation	(2,570,568)	0	0	0		(2,570,568)
Total property, plant and equipment, net	7,589,572	0	0	0		7,589,572
Total assets	$10,515,663	$495,220	$2,518,153	$(672,834)		$12,856,202

(a) Balances as of June 30, 2019
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by industry segment as of September 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$538,687	$2,865	$4,708	$0		$546,260
Notes, loans and finance/capital leases payable, net	4,497,912	0	0	0		4,497,912
Operating lease liability	104,832	0	0	0		104,832
Policy benefits and losses, claims and loss expenses payable	425,448	223,744	372,942	0		1,022,134
Liabilities from investment contracts	0	0	1,720,995	0		1,720,995
Other policyholders' funds and liabilities	0	5,641	5,270	0		10,911
Deferred income	35,926	0	0	0		35,926
Deferred income taxes, net	828,584	9,068	21,512	0		859,164
Related party liabilities	25,851	4,216	1,299	-31,366	(c)	0
Total liabilities	6,457,240	245,534	2,126,726	-31,366		8,798,134

Stockholders' equity:
Series preferred stock:
Series A preferred stock	0	0	0	0		0
Series B preferred stock	0	0	0	0		0
Series A common stock	0	0	0	0		0
Common stock	10,497	3,301	2,500	-5,801	(b)	10,497
Additional paid-in capital	453,971	91,120	26,271	-117,601	(b)	453,761
Accumulated other comprehensive income (loss)	17,506	9,615	65,575	-75,545	(b)	17,151
Retained earnings	4,255,696	145,650	297,081	-442,521	(b)	4,255,906
Cost of common stock in treasury, net	-525,653	0	0	0		-525,653
Cost of preferred stock in treasury, net	-151,997	0	0	0		-151,997
Unearned employee stock ownership plan stock	-1,597	0	0	0		-1,597
Total stockholders' equity	4,058,423	249,686	391,427	-641,468		4,058,068
Total liabilities and stockholders' equity	$10,515,663	$495,220	$2,518,153	$-672,834		$12,856,202

(a) Balances as of June 30, 2019
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

(a) Balances as of December 31, 2018
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating statement of operations by industry segment for the quarter ended September 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$805,659	$0	$0	$(1,334)	(c)	$804,325
Self-storage revenues	104,965	0	0	0		104,965
Self-moving and self-storage products and service sales	73,121	0	0	0		73,121
Property management fees	7,233	0	0	0		7,233
Life insurance premiums	0	0	32,355	0		32,355
Property and casualty insurance premiums	0	19,216	0	(851)	(c)	18,365
Net investment and interest income	3,031	4,312	26,165	(410)	(b)	33,098
Other revenue	75,543	0	1,339	(130)	(b)	76,752
Total revenues	1,069,552	23,528	59,859	(2,725)		1,150,214

Costs and expenses:
Operating expenses	552,708	9,395	5,619	(2,309)	(b,c)	565,413
Commission expenses	86,099	0	0	0		86,099
Cost of sales	43,930	0	0	0		43,930
Benefits and losses	0	5,041	40,784	0		45,825
Amortization of deferred policy acquisition costs	0	0	6,515	0		6,515
Lease expense	6,492	0	0	(136)	(b)	6,356
Depreciation, net of (gains) losses on disposal	151,553	0	0	0		151,553
Net gains on disposal of real estate	(217)	0	0	0		(217)
Total costs and expenses	840,565	14,436	52,918	(2,445)		905,474

Earnings from operations before equity in earnings of subsidiaries	228,987	9,092	6,941	(280)		244,740

Equity in earnings of subsidiaries	12,914	0	0	(12,914)	(d)	0

Earnings from operations	241,901	9,092	6,941	(13,194)		244,740
Other components of net periodic benefit costs	(264)	0	0	0		(264)
Interest expense	(39,402)	0	0	280	(b)	(39,122)
Pretax earnings	202,235	9,092	6,941	(12,914)		205,354
Income tax expense	(45,909)	(1,864)	(1,255)	0		(49,028)
Earnings available to common stockholders	$156,326	$7,228	$5,686	$(12,914)		$156,326

(a) Balances for the quarter ended June 30, 2019
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by industry for the quarter ended September 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$783,035	$0	$0	$(1,322)	(c)	$781,713
Self-storage revenues	91,493	0	0	0		91,493
Self-moving and self-storage products and service sales	72,913	0	0	0		72,913
Property management fees	7,192	0	0	0		7,192
Life insurance premiums	0	0	35,920	0		35,920
Property and casualty insurance premiums	0	16,972	0	(689)	(c)	16,283
Net investment and interest income	2,830	3,550	22,270	(423)	(b)	28,227
Other revenue	69,471	0	1,422	(127)	(b)	70,766
Total revenues	1,026,934	20,522	59,612	(2,561)		1,104,507

Costs and expenses:
Operating expenses	518,383	7,915	5,186	(2,134)	(b,c)	529,350
Commission expenses	85,334	0	0	0		85,334
Cost of sales	46,402	0	0	0		46,402
Benefits and losses	0	4,748	41,025	0		45,773
Amortization of deferred policy acquisition costs	0	0	5,899	0		5,899
Lease expense	8,306	0	0	(136)	(b)	8,170
Depreciation, net of (gains) losses on disposal	132,625	0	0	0		132,625
Net losses on disposal of real estate	10	0	0	0		10
Total costs and expenses	791,060	12,663	52,110	(2,270)		853,563

Earnings from operations before equity in earnings of subsidiaries	235,874	7,859	7,502	(291)		250,944

Equity in earnings of subsidiaries	11,986	0	0	(11,986)	(d)	0

Earnings from operations	247,860	7,859	7,502	(12,277)		250,944
Other components of net periodic benefit costs	(254)	0	0	0		(254)
Interest expense	(35,321)	0	0	291	(b)	(35,030)
Pretax earnings	212,285	7,859	7,502	(11,986)		215,660
Income tax expense	(48,743)	(1,628)	(1,747)	0		(52,118)
Earnings available to common stockholders	$163,542	$6,231	$5,755	$(11,986)		$163,542

(a) Balances for the quarter ended June 30, 2018
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by industry for the six months ended September 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,554,795	$0	$0	$(1,874)	(c)	$1,552,921
Self-storage revenues	203,239	0	0	0		203,239
Self-moving and self-storage products and service sales	153,147	0	0	0		153,147
Property management fees	14,389	0	0	0		14,389
Life insurance premiums	0	0	65,065	0		65,065
Property and casualty insurance premiums	0	33,330	0	(1,541)	(c)	31,789
Net investment and interest income	6,298	10,503	52,866	(820)	(b)	68,847
Other revenue	138,082	0	2,249	(265)	(b)	140,066
Total revenues	2,069,950	43,833	120,180	(4,500)		2,229,463

Costs and expenses:
Operating expenses	1,075,232	17,476	10,847	(3,670)	(b,c)	1,099,885
Commission expenses	166,998	0	0	0		166,998
Cost of sales	92,859	0	0	0		92,859
Benefits and losses	0	8,799	86,032	0		94,831
Amortization of deferred policy acquisition costs	0	0	12,579	0		12,579
Lease expense	13,664	0	0	(272)	(b)	13,392
Depreciation, net of (gains) losses on disposal	292,153	0	0	0		292,153
Net gains on disposal of real estate	(1,839)	0	0	0		(1,839)
Total costs and expenses	1,639,067	26,275	109,458	(3,942)		1,770,858

Earnings from operations before equity in earnings of subsidiaries	430,883	17,558	10,722	(558)		458,605

Equity in earnings of subsidiaries	22,745	0	0	(22,745)	(d)	0

Earnings from operations	453,628	17,558	10,722	(23,303)		458,605
Other components of net periodic benefit costs	(527)	0	0	0		(527)
Interest expense	(78,568)	0	0	558	(b)	(78,010)
Pretax earnings	374,533	17,558	10,722	(22,745)		380,068
Income tax expense	(85,785)	(3,642)	(1,893)	0		(91,320)
Earnings available to common stockholders	$288,748	$13,916	$8,829	$(22,745)		$288,748

(a) Balances for the six months ended June 30, 2019
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by industry for the six months ended September 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,500,577	$0	$0	$(2,262)	(c)	$1,498,315
Self-storage revenues	177,705	0	0	0		177,705
Self-moving and self-storage products and service sales	152,154	0	0	0		152,154
Property management fees	14,608	0	0	0		14,608
Life insurance premiums	0	0	72,808	0		72,808
Property and casualty insurance premiums	0	30,320	0	(1,256)	(c)	29,064
Net investment and interest income	5,393	6,091	42,187	(839)	(b)	52,832
Other revenue	124,382	0	2,480	(264)	(b)	126,598
Total revenues	1,974,819	36,411	117,475	(4,621)		2,124,084

Costs and expenses:
Operating expenses	1,002,003	16,615	11,059	(3,773)	(b,c)	1,025,904
Commission expenses	164,591	0	0	0		164,591
Cost of sales	96,283	0	0	0		96,283
Benefits and losses	0	9,224	85,103	0		94,327
Amortization of deferred policy acquisition costs	0	0	11,930	0		11,930
Lease expense	16,611	0	0	(272)	(b)	16,339
Depreciation, net of (gains) losses on disposal	259,052	0	0	0		259,052
Net losses on disposal of real estate	10	0	0	0		10
Total costs and expenses	1,538,550	25,839	108,092	(4,045)		1,668,436

Earnings from operations before equity in earnings of subsidiaries	436,269	10,572	9,383	(576)		455,648

Equity in earnings of subsidiaries	15,642	0	0	(15,642)	(d)	0

Earnings from operations	451,911	10,572	9,383	(16,218)		455,648
Other components of net periodic benefit costs	(507)	0	0	0		(507)
Interest expense	(70,860)	0	0	576	(b)	(70,284)
Pretax earnings	380,544	10,572	9,383	(15,642)		384,857
Income tax expense	(89,153)	(2,173)	(2,140)	0		(93,466)
Earnings available to common stockholders	$291,391	$8,399	$7,243	$(15,642)		$291,391

(a) Balances for the six months ended June 30, 2018
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by industry segment for the six months ended September 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$288,748	$13,916	$8,829	$(22,745)	$288,748
Earnings from consolidated entities	(22,745)	0	0	22,745	0
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	326,830	0	0	0	326,830
Amortization of deferred policy acquisition costs	0	0	12,579	0	12,579
Amortization of premiums and accretion of discounts related to investments, net	0	754	5,727	0	6,481
Amortization of debt issuance costs	2,100	0	0	0	2,100
Interest credited to policyholders	0	0	26,584	0	26,584
Change in allowance for losses on trade receivables	(113)	0	0	0	(113)
Change in allowance for inventories and parts reserve	537	0	0	0	537
Net gains on disposal of personal property	(34,677)	0	0	0	(34,677)
Net gains on disposal of real estate	(1,839)	0	0	0	(1,839)
Net gains on sales of investments	0	(127)	(7,468)	0	(7,595)
Net gains on equity investments	0	(2,553)	0	0	(2,553)
Deferred income taxes	87,544	(1,438)	(2,398)	0	83,708
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(987)	5,430	(1,972)	0	2,471
Inventories and parts	613	0	0	0	613
Prepaid expenses	(21,908)	0	0	0	(21,908)
Capitalization of deferred policy acquisition costs	0	0	(10,370)	0	(10,370)
Other assets	(1,205)	1,736	(6)	0	525
Related party assets	(2,628)	(2,391)	0	0	(5,019)
Accounts payable and accrued expenses	59,091	11	1,485	0	60,587
Policy benefits and losses, claims and loss expenses payable	17,272	(6,214)	(349)	0	10,709
Other policyholders' funds and liabilities	0	381	(4,517)	0	(4,136)
Deferred income	2,077	0	0	0	2,077
Related party liabilities	406	412	607	0	1,425
Net cash provided by operating activities	699,116	9,917	28,731	0	737,764

Cash flows from investing activities:
Escrow deposits	5,573	0	0	0	5,573
Purchases of:
Property, plant and equipment	(1,589,371)	0	0	0	(1,589,371)
Short term investments	0	(20,275)	(105)	0	(20,380)
Fixed maturities investments	0	(6,531)	(172,095)	0	(178,626)
Equity Securities	0	0	(83)	0	(83)
Real estate	0	(328)	(40)	0	(368)
Mortgage loans	0	(6,250)	(13,410)	0	(19,660)
Proceeds from sales and paydowns of:
Property, plant and equipment	401,451	0	0	0	401,451
Short term investments	0	17,282	0	0	17,282
Fixed maturities investments	0	10,308	117,375	0	127,683
Real estate	311	0	0	0	311
Mortgage loans	0	1,696	2,603	0	4,299
Net cash used by investing activities	(1,182,036)	(4,098)	(65,755)	0	(1,251,889)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2019					30

Consolidating cash flow statements by industry segment for the six months ended September 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	656,245	0	2,500	0	658,745
Principal repayments on credit facilities	(141,134)	0	(2,500)	0	(143,634)
Payments of debt issuance costs	(2,301)	0	0	0	(2,301)
Finance/capital lease payments	(180,902)	0	0	0	(180,902)
Employee stock ownership plan stock	(206)	0	0	0	(206)
Common stock dividend paid	(19,600)	0	0	0	(19,600)
Net contribution from (to) related party	21,600	0	0	0	21,600
Investment contract deposits	0	0	105,846	0	105,846
Investment contract withdrawals	0	0	(78,177)	0	(78,177)
Net cash provided by financing activities	333,702	0	27,669	0	361,371

Effects of exchange rate on cash	4,284	0	0	0	4,284

Increase (decrease) in cash and cash equivalents	(144,934)	5,819	(9,355)	0	(148,470)
Cash and cash equivalents at beginning of period	643,918	5,757	24,026	0	673,701
Cash and cash equivalents at end of period	$498,984	$11,576	$14,671	$0	$525,231
	(page 2 of 2)
(a) Balance for the period ended June 30, 2019

Consolidating cash flow statements by industry segment for the six months ended September 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$291,391	$8,399	$7,243	$(15,642)	$291,391
Earnings from consolidated entities	(15,642)	0	0	15,642	0
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	287,383	0	0	0	287,383
Amortization of deferred policy acquisition costs	0	0	11,930	0	11,930
Amortization of premiums and accretion of discounts related to investments, net	0	619	5,838	0	6,457
Amortization of debt issuance costs	2,013	0	0	0	2,013
Interest credited to policyholders	0	0	17,726	0	17,726
Change in allowance for losses on trade receivables	313	0	(4)	0	309
Change in allowance for inventories and parts reserve	1,148	0	0	0	1,148
Net gains on disposal of personal property	(28,331)	0	0	0	(28,331)
Net losses on disposal of real estate	10	0	0	0	10
Net (gains) losses on sales of investments		(66)	121	0	55
Net losses on equity investments	0	1,344	0	0	1,344
Deferred income taxes	89,160	(116)	(559)	0	88,485
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(14,166)	1,151	(1,438)	0	(14,453)
Inventories and parts	(4,347)	0	0	0	(4,347)
Prepaid expenses	(17,709)	0	0	0	(17,709)
Capitalization of deferred policy acquisition costs	0	0	(12,926)	0	(12,926)
Other assets	58,539	80	(480)	0	58,139
Related party assets	7,798	(1,617)	0	0	6,181
Accounts payable and accrued expenses	49,346	1,106	7,292	0	57,744
Policy benefits and losses, claims and loss expenses payable	(54,882)	1,166	3,942	0	(49,774)
Other policyholders' funds and liabilities	0	14	3,288	0	3,302
Deferred income	(124)	0	0	0	(124)
Related party liabilities	(2,207)	(453)	(616)	0	(3,276)
Net cash provided by operating activities	649,693	11,627	41,357	0	702,677

Cash flows from investing activities:
Escrow deposits	1,362	0	0	0	1,362
Purchases of:
Property, plant and equipment	(1,114,544)	0	0	0	(1,114,544)
Short term investments	0	(22,092)	(243)	0	(22,335)
Fixed maturities investments	0	(17,588)	(222,384)	0	(239,972)
Equity securities	0	0	(957)	0	(957)
Preferred stock	0	0	(81)	0	(81)
Real estate	0	(144)	(74)	0	(218)
Mortgage loans	0	(4,612)	(19,520)	0	(24,132)
Proceeds from sales and paydowns of:
Property, plant and equipment	429,910	0	0	0	429,910
Short term investments	0	24,568	0	0	24,568
Fixed maturities investments	0	7,302	57,349	0	64,651
Real estate	0	1,125	0	0	1,125
Mortgage loans	0	422	12,490	0	12,912
Net cash used by investing activities	(683,272)	(11,019)	(173,420)	0	(867,711)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2018					32

Consolidating cash flow statements by industry segment for the six months ended September 30, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	313,299	0	0	0	313,299
Principal repayments on credit facilities	(182,955)	0	0	0	(182,955)
Payment of debt issuance costs	(1,420)	0	0	0	(1,420)
Capital lease payments	(147,913)	0	0	0	(147,913)
Employee stock ownership plan stock	(137)	0	0	0	(137)
Common stock dividend paid	(29,385)	0	0	0	(29,385)
Investment contract deposits	0	0	179,608	0	179,608
Investment contract withdrawals	0	0	(71,228)	0	(71,228)
Net cash provided (used) by financing activities	(48,511)	0	108,380	0	59,869

Effects of exchange rate on cash	(1,783)	0	0	0	(1,783)

Decrease in cash and cash equivalents	(83,873)	608	(23,683)	0	(106,948)
Cash and cash equivalents at beginning of period	702,036	6,639	50,713	0	759,388
Cash and cash equivalents at end of period	$618,163	$7,247	$27,030	$0	$652,440
	(page 2 of 2)
(a) Balance for the period ended June 30, 2018

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended September 30, 2019
Total revenues	$1,092,762	$57,452	$1,150,214
Depreciation and amortization, net of (gains) losses on disposal	154,968	2,883	157,851
Interest expense	38,261	861	39,122
Pretax earnings	200,112	5,242	205,354
Income tax expense	47,534	1,494	49,028
Identifiable assets	12,441,917	414,285	12,856,202

Quarter Ended September 30, 2018
Total revenues	$1,049,846	$54,661	$1,104,507
Depreciation and amortization, net of (gains) losses on disposal	137,537	997	138,534
Interest expense	34,324	706	35,030
Pretax earnings	208,208	7,452	215,660
Income tax expense	50,107	2,011	52,118
Identifiable assets	10,963,411	360,434	11,323,845

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months Ended September 30, 2019
Total revenues	$2,121,336	$108,127	$2,229,463
Depreciation and amortization, net of (gains) losses on disposal	296,866	6,027	302,893
Interest expense	76,481	1,529	78,010
Pretax earnings	370,959	9,109	380,068
Income tax expense	88,648	2,672	91,320
Identifiable assets	12,441,917	414,285	12,856,202

Six Months Ended September 30, 2018
Total revenues	$2,021,141	$102,943	$2,124,084
Depreciation and amortization, net of (gains) losses on disposal	268,916	2,076	270,992
Interest expense	68,873	1,411	70,284
Pretax earnings	371,470	13,387	384,857
Income tax expense	89,884	3,582	93,466
Identifiable assets	10,963,411	360,434	11,323,845

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$292	$277
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	241	236
Other components	23	18
Total other components of net periodic benefit costs	264	254
Net periodic postretirement benefit cost	$556	$531

	Six Months Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$584	$554
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	482	472
Other components	45	35
Total other components of net periodic benefit costs	527	507
Net periodic postretirement benefit cost	$1,111	$1,061

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
As of September 30, 2019	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$222,481	$0	$0	$222,481	$222,481
Mortgage loans, net	241,194	0	0	241,194	241,194
Other investments	79,798	0	0	79,798	79,798
Total	$543,473	$0	$0	$543,473	$543,473

Liabilities
Notes, loans and finance/capital leases payable	4,497,912	0	4,497,912	0	4,497,912
Total	$4,497,912	$0	$4,497,912	$0	$4,497,912

	Fair Value Hierarchy
	Carrying				Total Estimated
As of March 31, 2019	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$224,785	$0	$0	$224,785	$224,785
Mortgage loans, net	225,829	0	0	225,829	225,829
Other investments	74,907	0	0	74,907	74,907
Total	$525,521	$0	$0	$525,521	$525,521

Liabilities
Notes, loans and leases payable	4,192,243	0	4,192,243	0	4,192,243
Total	$4,192,243	$0	$4,192,243	$0	$4,192,243

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of September 30, 2019 and March 31, 2019 that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of September 30, 2019	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$382,502	$382,252	$250	$0
Fixed maturities - available for sale	2,385,120	7,502	2,377,399	219
Preferred stock	9,023	9,023	0	0
Common stock	19,207	19,207	0	0
Derivatives	5,198	5,174	24	0
Total	$2,801,050	$423,158	$2,377,673	$219

Liabilities
Derivatives	–	0	2,348	0
Total	$0	$0	$2,348	$0

As of March 31, 2019	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$463,847	$463,599	$248	$0
Fixed maturities - available for sale	2,209,761	7,327	2,202,213	221
Preferred stock	8,257	8,257	0	0
Common stock	17,379	17,379	0	0
Derivatives	1,607	1,468	139	0
Total	$2,700,851	$498,030	$2,202,600	$221

Liabilities
Derivatives	0	0	0	0
Total	$0	$0	$0	$0

The fair value measurements for our assets using significant unobservable inputs (Level 3) were $0.2 million for both September 30, 2019 and March 31, 2019.

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of September 30, 2019 and March 31, 2019.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct in accordance with paragraph 606-10-25-19. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance for the Management Fee component of the compensation received in exchange for the service. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. Historically, these fees have been recognized once fully determinable. Under Topic 606, we measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the second quarter of fiscal 2020 did not have a material effect on our financial statements.

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

Revenue Recognized in Accordance withTopic 842/840

The Company’s self-moving rental revenues meet the definition of a lease pursuant to the guidance in ASU 2016-02, Leases (Topic 842) because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right.  Therefore, upon adoption of ASU 2016-02 on April 1, 2019, self-rental contracts are being accounted for as leases.  We do not expect this change to result in a change in the timing and pattern of recognition of the related revenues due to the short-term nature of the self-moving rental contracts. Please see Note 8, Leases, of the Notes to Condensed Consolidated Financial Statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ended September 30,
	2020	2021	2022	2023	2024	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$3,754	$0	$0	$0	$0	$0
Property lease revenues	21,404	16,871	13,603	10,410	7,163	54,788
Total	$25,158	$16,871	$13,603	$10,410	$7,163	$54,788

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

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$48,986	$835,307
Revenues recognized at a point in time:	86,265	84,719
Total revenues recognized under ASC 606	135,251	920,026

Revenues recognized under ASC 842 or 840	929,790	102,831
Revenues recognized under ASC 944	52,075	53,423
Revenues recognized under ASC 320	33,098	28,227
Total revenues	$1,150,214	$1,104,507

40	Six Months Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$88,065	$1,593,043
Revenues recognized at a point in time:	177,436	174,909
Total revenues recognized under ASC 606	265,501	1,767,952

Revenues recognized under ASC 842 or 840	1,794,994	198,688
Revenues recognized under ASC 944	100,121	104,612
Revenues recognized under ASC 320	68,847	52,832
Total revenues	$2,229,463	$2,124,084

In the above tables, the revenues recognized over time include self-moving equipment rentals, property management fees, the shipping fees associated with U-Box rentals and a portion of other revenues for the second quarter and first six months ended September 30, 2018. Whereas revenues recognized at a point in time include self-moving and self-storage products and service sales and a portion of other revenues. Self-moving equipment rentals are now in revenues recognized under ASC 842/840 as of April 1, 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2020, compared with the second quarter and first six months of fiscal 2019, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2020.

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

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment other than real estate (“personal property”) are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of the changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, the Company changed its depreciation policy to raise the value threshold before certain assets are capitalized. This change in procedure results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had additional operating expenses of $15.9 million and $10.8 million in the first six months of fiscal 2020 and 2019, respectively. This change in procedure is benefiting the Company through the immediate recognition of tax deductible costs.

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

We reserve each claim based upon the accumulation of claim costs projected through each claimant’s life expectancy, and then adjust for applicable reinsurance arrangements.  Management reviews each claim at least bi-annually, and when facts and circumstances change to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.  We factor in an estimate of potential cost increases in our IBNR liability.  We do not assume settlement of existing claims in calculating the reserve amount, unless it is in the final stages of completion.

Continued increases in claim costs, including medical inflation and new treatments and medications, could lead to future adverse development resulting in additional reserve strengthening.  Conversely, settlement of existing claims or injured workers returning to work or expiring prematurely could lead to future positive development.

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment, including, but not limited to, our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the second quarter of fiscal 2020 or 2019.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2019 compared with the Quarter Ended September 30, 2018

Listed below, on a consolidated basis, are revenues for our major product lines for the second quarter of fiscal 2020 and the second quarter of fiscal 2019:

	Quarter Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$804,325	$781,713
Self-storage revenues	104,965	91,493
Self-moving and self-storage products and service sales	73,121	72,913
Property management fees	7,233	7,192
Life insurance premiums	32,355	35,920
Property and casualty insurance premiums	18,365	16,283
Net investment and interest income	33,098	28,227
Other revenue	76,752	70,766
Consolidated revenue	$1,150,214	$1,104,507

Self-moving equipment rental revenues increased $22.6 million during the second quarter of fiscal 2020, compared with the second quarter of fiscal 2019. Revenue and transactions for both our In-town and one-way markets improved for trucks and trailers.  We increased the number of retail locations, trucks, trailers and towing devices in the rental fleet compared to the same period last year.

Self-storage revenues increased $13.5 million during the second quarter of fiscal 2020, compared with the second quarter of fiscal 2019.  The average monthly number of occupied units increased by 17%, or 47,000 units, during the second quarter of fiscal 2020 compared with the same period last year.  The growth in revenues comes from a combination of occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 6.1 million net rentable square feet, or an 18.1% increase, with approximately 1.5 million of that coming on during the second quarter of fiscal 2020.

Life insurance premiums decreased $3.6 million during the second quarter of fiscal 2020, compared with the second quarter of fiscal 2019 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $2.1 million during the second quarter of fiscal 2020, compared with the second quarter of fiscal 2019. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income increased $4.9 million during the second quarter of fiscal 2020, compared with the second quarter of fiscal 2019. The increase was from an increase in the invested asset base combined with gains from the sale of bonds.

Other revenue increased $6.0 million during the second quarter of fiscal 2020, compared with the second quarter of fiscal 2019, primarily coming from our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2020 and the second quarter of fiscal 2019. The insurance companies’ second quarters ended June 30, 2019 and 2018.

	Quarter Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,069,552	$1,026,934
Earnings from operations before equity in earnings of subsidiaries	228,987	235,874
Property and casualty insurance
Revenues	23,528	20,522
Earnings from operations	9,092	7,859
Life insurance
Revenues	59,859	59,612
Earnings from operations	6,941	7,502
Eliminations
Revenues	(2,725)	(2,561)
Earnings from operations before equity in earnings of subsidiaries	(280)	(291)
Consolidated results
Revenues	1,150,214	1,104,507
Earnings from operations	244,740	250,944

Total costs and expenses increased $51.9 million during the second quarter of fiscal 2020, compared with the second quarter of fiscal 2019. Operating expenses for Moving and Storage increased $34.3 million, largely from personnel, liability costs and property taxes. Repair costs associated with the rental fleet experienced a $3.9 million increase during the quarter. Net gains from the disposal of rental equipment increased $6.0 million.  Depreciation expense associated with our rental fleet increased $17.1 million to $132.0 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements, increased $7.8 million to $37.6 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $6.2 million to $244.7 million for the second quarter of fiscal 2020, compared with $250.9 million for the second quarter of fiscal 2019.

Interest expense for the second quarter of fiscal 2020 was $39.1 million, compared with $35.0 million for the second quarter of fiscal 2019, due to increased borrowings.

Income tax expense was $49.0 million for the second quarter of fiscal 2020, compared with $52.1 million for the second quarter of fiscal 2019.

As a result of the above-mentioned items, earnings available to common stockholders were $156.3 million for the second quarter of fiscal 2020, compared with $163.5 million for the second quarter of fiscal 2019.

Basic and diluted earnings per share for the second quarter of fiscal 2020 were $7.97, compared with $8.35 for the second quarter of fiscal 2019.

The weighted average common shares outstanding basic and diluted were 19,602,566 for the second quarter of fiscal 2020, compared with 19,591,312 for the second quarter of fiscal 2019.

Moving and Storage

Quarter Ended September 30, 2019 compared with the Quarter Ended September 30, 2018

Listed below are revenues for our major product lines at Moving and Storage for the second quarter of fiscal 2020 and the second quarter of fiscal 2019:

	Quarter Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$805,659	$783,035
Self-storage revenues	104,965	91,493
Self-moving and self-storage products and service sales	73,121	72,913
Property management fees	7,233	7,192
Net investment and interest income	3,031	2,830
Other revenue	75,543	69,471
Moving and Storage revenue	$1,069,552	$1,026,934

Self-moving equipment rental revenues increased $22.6 million during the second quarter of fiscal 2020, compared with the second quarter of fiscal 2019.  Revenue and transactions for both our In-town and one-way markets improved for trucks and trailers.  We increased the number of retail locations, trucks, trailers and towing devices in the rental fleet compared to the same period last year.

Self-storage revenues increased $13.5 million during the second quarter of fiscal 2020, compared with the second quarter of fiscal 2019.  The average monthly number of occupied units increased by 17%, or 47,000 units, during the second quarter of fiscal 2020 compared with the same period last year.  The growth in revenues comes from a combination of occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 6.1 million net rentable square feet, or an 18.1% increase, with approximately 1.5 million of that coming on during the second quarter of fiscal 2020.

Other revenue increased $6.1 million during the second quarter of fiscal 2020, compared with the second quarter of fiscal 2019 caused primarily by the U-Box® program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	471	398
Square footage as of September 30	39,629	33,553
Average monthly number of units occupied	323	276
Average monthly occupancy rate based on unit count	69.5%	70.6%
Average monthly square footage occupied	29,200	24,867

Over the last twelve months we added approximately 6.1 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 5.5%.

Total costs and expenses increased $49.5 million during the second quarter of fiscal 2020, compared with the second quarter of fiscal 2019. Operating expenses increased $34.3 million, largely from personnel, liability costs and property taxes. Repair costs associated with the rental fleet experienced a $3.9 million increase during the quarter. Net gains from the disposal of rental equipment increased $6.0 million.  Depreciation expense associated with our rental fleet increased $17.1 million to $132.0 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements, increased $7.8 million to $37.6 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, decreased $6.9 million to $229.0 million for the second quarter of fiscal 2020, compared with $235.9 million for the second quarter of fiscal 2019.

Equity in the earnings of AMERCO’s insurance subsidiaries was $12.9 million for the second quarter of fiscal 2020, compared with $12.0 million for the second quarter of fiscal 2019.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $241.9 million for the second quarter of fiscal 2020, compared with $247.9 million for the second quarter of fiscal 2019.

Property and Casualty Insurance

Quarter Ended June 30, 2019 compared with the Quarter Ended June 30, 2018

Net premiums were $19.2 million and $17.0 million for the quarters ended June 30, 2019 and 2018, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $4.3 million and $3.6 million for the second quarters ended June 30, 2019 and 2018, respectively.

Net operating expenses were $9.4 million and $7.9 million for the second quarters ended June 30, 2019 and 2018, respectively, due to an increase in commissions, decreased loss adjusting fees and subrogation income.

Benefits and losses incurred were $5.0 million and $4.7 million for the quarters ended June 30, 2019 and 2018, respectively. The increase was due to unfavorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $9.1 million and $7.9 million for the second quarters ended June 30, 2019 and 2018, respectively.

Life Insurance

Quarter Ended June 30, 2019 compared with the Quarter Ended June 30, 2018

Net premiums were $32.4 million and $35.9 million for the quarters ended June 30, 2019 and 2018, respectively.  Medicare Supplement premiums decreased by $2.8 million due to minimal new sales and policy decrements on the existing business offset by premium rate increases. Premiums on the remaining lines of business decreased $0.7 million. Deferred annuity deposits were $44.3 million or $58.9 million below prior year and are accounted for on the balance sheet as deposits rather than premiums

Net investment income was $26.2 million and $22.3 million for the quarters ended June 30, 2019 and 2018, respectively. Net investment income from fixed maturities increased $3.3 million from a larger invested assets base. The increase in realized capital gains was $1.6 million. This was partially offset by a $1.0 million decrease in the investment income from other invested assets.

Net operating expenses were $5.6 million and $5.2 million for the quarters ended June 30, 2019 and 2018, respectively. The increase was primarily due to an accrual for legal losses.

Benefits and losses incurred were $40.8 million and $41.0 million for the quarters ended June 30, 2019 and 2018, respectively. The decrease was due to a $2.3 million reduction in Medicare Supplement benefits from the declining policies in force along with a $0.3 million decrease in the remaining lines of business. Partially offsetting this was a $2.4 million increase in interest credited to policyholders on a larger annuity deposit base.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (SIA) and the value of business acquired (“VOBA”) was $6.5 million and $5.9 million for the quarters ended June 30, 2019 and 2018, respectively. The increase is primarily due to the increased DAC amortization on annuities.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $6.9 million and $7.5 million for the quarters ended June 30, 2019 and 2018, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2019 compared with the Six Months Ended September 30, 2018

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2020 and the first six months of fiscal 2019:

	Six Months Ended September 30,
	2019	2018
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,552,921	$1,498,315
Self-storage revenues	203,239	177,705
Self-moving and self-storage products and service sales	153,147	152,154
Property management fees	14,389	14,608
Life insurance premiums	65,065	72,808
Property and casualty insurance premiums	31,789	29,064
Net investment and interest income	68,847	52,832
Other revenue	140,066	126,598
Consolidated revenue	$2,229,463	$2,124,084

Self-moving equipment rental revenues increased $54.6 million during the first six months of fiscal 2020, compared with the first six months of fiscal 2019.  Revenue and transactions for both our In-town and one-way markets improved for trucks and trailers.  We increased the number of retail locations, trucks, trailers and towing devices in the rental fleet compared to the same period last year.

Self-storage revenues increased $25.5 million during the first six months of fiscal 2020, compared with the first six months of fiscal 2019.  The average monthly number of occupied units increased by 16%, or 44,000 units, during the first six months of fiscal 2020 compared with the same period last year.  The growth in revenues comes from a combination of occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 6.1 million net rentable square feet, or an 18.1% increase, with approximately 3.4 million of that coming on during the first six months of fiscal 2020.

Sales of self-moving and self-storage products and services increased $1.0 million for the first six months of fiscal 2020, compared with the first six months of fiscal 2019. Increases in the sales of moving supplies and towing accessories and related installations were offset by decreases in sales of propane.

Life insurance premiums decreased $7.7 million during the first six months of fiscal 2020, compared with the first six months of fiscal 2019 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $2.7 million during the first six months of fiscal 2020, compared with the first six months of fiscal 2019. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income increased $16.0 million during the first six months of fiscal 2020, compared with the first six months of fiscal 2019. Changes in the market value of unaffiliated common stocks held in our insurance subsidiary accounted for $3.9 million of the increase and from an increase in the invested asset base combined with gains from the sale of bonds.

Other revenue increased $13.5 million during the first six months of fiscal 2020, compared with the first six months of fiscal 2019, primarily coming from growth in our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2020 and the first six months of fiscal 2019. The insurance companies’ first six months ended June 30, 2019 and 2018.

	Six Months Ended September 30
	2019	2018
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$2,069,950	$1,974,819
Earnings from operations before equity in earnings of subsidiaries	430,883	436,269
Property and casualty insurance
Revenues	43,833	36,411
Earnings from operations	17,558	10,572
Life insurance
Revenues	120,180	117,475
Earnings from operations	10,722	9,383
Eliminations
Revenues	(4,500)	(4,621)
Earnings from operations before equity in earnings of subsidiaries	(558)	(576)
Consolidated results
Revenues	2,229,463	2,124,084
Earnings from operations	458,605	455,648

Total costs and expenses increased $102.4 million during the first six months of fiscal 2020, compared with the first six months of fiscal 2019. Operating expenses for Moving and Storage increased $73.2 million, largely from personnel, liability costs, shipping costs associated with U-Box and property taxes. Repair costs associated with the rental fleet experienced a $1.3 million increase. Net gains from the disposal of rental equipment increased $6.3 million.  Depreciation expense associated with our rental fleet increased $25.5 million to $254.4 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements, increased $14.0 million to $72.4 million. Gains on the disposal of real estate increased $1.9 million mostly due to the condemnation of a property in the first quarter of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $458.6 million for the first six months of fiscal 2020, as compared with $455.6 million for the first six months of fiscal 2019.

Interest expense for the first six months of fiscal 2020 was $78.0 million, compared with $70.3 million for the first six months of fiscal 2019, primarily due to increased borrowings.

Income tax expense was $91.3 million for the first six months of fiscal 2020, compared with $93.5 million for first six months of fiscal 2019.

As a result of the above-mentioned items, earnings available to common shareholders were $288.7 million for the first six months of fiscal 2020, compared with $291.4 million for the first six months of fiscal 2019.

Basic and diluted earnings per common share for the first six months of fiscal 2020 were $14.73, compared with $14.87 for the first six months of fiscal 2019.

The weighted average common shares outstanding basic and diluted were 19,600,211 for the first six months of fiscal 2020, compared with 19,590,946 for the first six months of fiscal 2019.

Moving and Storage

Six Months Ended September 30, 2019 compared with the Six Months Ended September 30, 2018

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2020 and the first six months of fiscal 2019:

	Six Months Ended September 30
	2019	2018
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,554,795	$1,500,577
Self-storage revenues	203,239	177,705
Self-moving and self-storage products and service sales	153,147	152,154
Property management fees	14,389	14,608
Net investment and interest income	6,298	5,393
Other revenue	138,082	124,382
Moving and Storage revenue	$2,069,950	$1,974,819

Self-moving equipment rental revenues increased $54.2 million during the first six months of fiscal 2020, compared with the first six months of fiscal 2019.  Revenue and transactions for both our In-town and one-way markets improved for trucks and trailers.  We increased the number of retail locations, trucks, trailers and towing devices in the rental fleet compared to the same period last year.

Self-storage revenues increased $25.5 million during the first six months of fiscal 2020, compared with the first six months of fiscal 2019.  The average monthly number of occupied units increased by 16%, or 44,000 units, during the first six months of fiscal 2020 compared with the same period last year.  The growth in revenues comes from a combination of occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months we added approximately 6.1 million net rentable square feet, or an 18.1% increase, with approximately 3.4 million of that coming on during the first six months of fiscal 2020.

Sales of self-moving and self-storage products and services increased $1.0 million for the first six months of fiscal 2020, compared with the first six months of fiscal 2019. Increases in the sales of moving supplies and towing accessories and related installations were offset by decreases in sales of propane.

Net investment and interest income increased $0.9 million during the first six months of fiscal 2020, compared with the first six months of fiscal 2019 due to decreased invested cash balances.

Other revenue increased $13.7 million during the first six months of fiscal 2020, compared with the first six months of fiscal 2019, primarily coming from growth in our U-Box® program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30
	2019	2018
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	471	398
Square footage as of September 30	39,629	33,553
Average monthly number of units occupied	313	269
Average monthly occupancy rate based on unit count	69.0%	70.1%
Average monthly square footage occupied	28,310	24,266

Over the last twelve months we added approximately 6.1 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 5.5%.

Total costs and expenses increased $100.5 million during the first six months of fiscal 2020, compared with the first six months of fiscal 2019. Operating expenses increased $73.2 million, largely from personnel, liability costs, shipping costs associated with U-Box and property taxes. Repair costs associated with the rental fleet experienced a $1.3 million increase. Net gains from the disposal of rental equipment increased $6.3 million.  Depreciation expense associated with our rental fleet increased $25.5 million to $254.4 million due to a larger fleet.  Depreciation expense on all other assets, largely from buildings and improvements, increased $14.0 million to $72.4 million. Gains on the disposal of real estate increased $1.8 million mostly due to the condemnation of a property in the first quarter of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $430.9 million for the first six months of fiscal 2020, compared with $436.3 million for the first six months of fiscal 2019.

Equity in the earnings of AMERCO’s insurance subsidiaries was $22.7 million for the first six months of fiscal 2020, compared with $15.6 million for the first six months of fiscal 2019.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $453.6 million for the first six months of fiscal 2020, compared with $451.9 million for the first six months of fiscal 2019.

Property and Casualty Insurance

Six Months Ended June 30, 2019 compared with the Six Months Ended June 30, 2018

Net premiums were $33.3 million and $30.3 million for the six months ended June 30, 2019 and 2018, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $10.5 million and $6.1 million for the six months ended June 30, 2019 and 2018, respectively. The main driver of the change in net investment income was the market value adjustment for unaffiliated common stock of $3.9 million for the six months ended June 30, 2019.

Net operating expenses were $17.5 million and $16.6 million for the six months ended June 30, 2019 and 2018, respectively. The change was due to an increase in commissions, decreased loss adjusting fees and subrogation income.

Benefits and losses incurred were $8.8 million and $9.2 million for the six months June 30, 2019 and 2018, respectively. The decrease was due to favorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $17.6 million and $10.6 million for the six months ended June 30, 2019 and 2018, respectively.

Life Insurance

Six Months Ended June 30, 2019 compared with the Six Months Ended June 30, 2018

Net premiums were $65.1 million and $72.8 million for the six months ended June 30, 2019 and 2018, respectively. Medicare Supplement premiums decreased by $5.7 million due to minimal new sales and reduced premiums on the existing business, offset by rate increases on renewal premiums. Life premiums decreased by $1.0 million, primarily due to the termination of a reinsurance contract with one of our reinsurers in the fourth quarter of fiscal 2019. In addition, the remaining lines of business premiums decreased by $1.0 million. Deferred annuity deposits were $105.8 million or $58.8 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $52.9 million and $42.2 million for the six months ended June 30, 2019 and 2018, respectively. Net investment income from fixed maturities increased $7.3 million from a larger invested asset base. The increase in realized capital gains was $2.6 million, coupled with a $3.6 million increase in realized gain on derivatives used as hedges for our fixed indexed annuities. This was partially offset by a $2.8 million decrease in the investment income from other invested assets.

Net operating expenses were $10.8 million and $11.1 million for the six months ended June 30, 2019 and 2018, respectively. The decrease was primarily due to decreased commission expense.

Benefits and losses incurred were $86.0 million and $85.1 million for the six months ended June 30, 2019 and 2018, respectively. The increase was due to an $8.7 million increase in interest credited to policyholders on a larger annuity deposit base. Partially offsetting this was a $5.8 million reduction in Medicare supplement benefits from the declined policies in force along with a $2.0 million decrease in life insurance benefits and supplementary annuity contract disbursements.

Amortization of DAC, SIA and VOBA was $12.6 million and $11.9 million for the six months ended June 30, 2019 and 2018, respectively. The increase was primarily due to a higher DAC amortization on annuities from the increased asset base supported by continued sales.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $10.7 million and $9.4 million for the six months ended June 30, 2019 and 2018, respectively.

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

As of September 30, 2019, cash and cash equivalents totaled $525.2 million, compared with $673.7 million at March 31, 2019. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of September 30, 2019 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$498,984	$11,576	$14,671
Other financial assets	151,644	482,764	2,388,638
Debt obligations	4,497,912	–	–

(a) As of June 30, 2019

As of September 30, 2019, Moving and Storage had additional cash available under existing credit facilities of $60.0 million.  The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $35.1 million in the first six months of fiscal 2020 compared with the second quarter of fiscal 2019. The increase was primarily due to improved operations combined with the timing of the settlement of receivables, payables and intercompany transactions.

Net cash used in investing activities increased $384.2 million in the first six months of fiscal 2020, compared with the second quarter of fiscal 2019. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, increased $474.8 million. Cash from the sales of property, plant and equipment decreased $28.5 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $114.6 million due to reduced investment purchases.

Net cash provided by financing activities increased $301.5 million in the first six months of fiscal 2020, as compared with the second quarter of fiscal 2019. This was due to a combination of decreased debt payments of $39.3 million, increased finance/capital lease repayments of $33.0 million, an increase in cash from borrowings of $345.4 million, a decrease in net annuity deposits from Life Insurance of $80.7 million, a decrease in dividends paid of $9.8 million and a dividend received from Repwest of $21.6 million in the second quarter of fiscal 2020.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2020, we will reinvest in our truck and trailer rental fleet approximately $710 million, net of equipment sales excluding any lease buyouts. Through the first six months of fiscal 2020, we have invested, net of equipment sales, $640 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2020 and beyond will be dependent upon several factors, including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2020 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors, including cost and tax consequences, when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions, which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through loans and internally generated funds. For the first six months of fiscal 2020, we invested $423 million in real estate acquisitions, new construction and renovation and major repairs. For fiscal 2020, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $1,187.9 million and $684.6 million for the first six months of fiscal 2020 and 2019, respectively. The components of our net capital expenditures are provided in the following table:

	Six Months Ended September 30
	2019	2018
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$1,037,365	$787,234
Equipment lease buyouts	56,241	2,633
Purchases of real estate, construction and renovations	423,366	481,024
Other capital expenditures	72,399	30,783
Gross capital expenditures	1,589,371	1,301,674
Less: Lease proceeds	–	(187,130)
Less: Sales of property, plant and equipment	(401,451)	(429,910)
Net capital expenditures	$1,187,920	$684,634

Moving and Storage continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries. In September 2019, Repwest paid AMERCO a $21.6 million dividend.

We believe that stockholders’ equity at Property and Casualty Insurance remains sufficient, and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Property and Casualty Insurance’s stockholder’s equity was $249.7 million and $222.4 million at June 30, 2019 and December 31, 2018, respectively. The increase resulted from net earnings of $13.9 million and an increase in other comprehensive income of $13.4 million.  Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net deposits as of June 30, 2019 were $27.7 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $391.4 million and $311.7 million as of June 30, 2019 and December 31, 2018, respectively. The increase resulted from net earnings of $8.8 million and an increase in other comprehensive income of $70.9 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of June 30, 2019, Oxford had outstanding deposits of $60.0 million through its membership in the FHLB system.  For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $699.1 million and $649.7 million for the first six months of fiscal 2020 and 2019, respectively. The increase was primarily due to improved operations combined with the timing of the settlement of receivables, payables and intercompany transactions.

Property and Casualty Insurance

Net cash provided by operating activities were $9.9 million and $11.6 million for the first six months ended June 30, 2019 and 2018, respectively. The decrease was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $20.0 million and $11.2 million at June 30, 2019 and December 31, 2018, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $28.7 million and $41.4 million for the first six months ended June 30, 2019 and 2018, respectively. The decrease was primarily due to the timing of the settlement of payables, offset by an increase resulting from a reduction in paid commissions and federal income tax.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of June 30, 2019 and December 31, 2018, cash and cash equivalents and short-term investments amounted to $14.7 million and $24.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of September 30, 2019, we had available borrowing capacity under existing credit facilities of $60.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors, including expected cash flows. As of September 30, 2019, we had $0.2 million of available-for-sale assets classified in Level 3.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of September 30, 2019:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$14,063	$24	1/15/2013	12/15/2019	1.07%	1 Month LIBOR
85,000	(781)	6/28/2019	6/15/2022	1.76%	1 Month LIBOR
75,000	(729)	6/28/2019	6/30/2022	1.78%	1 Month LIBOR
75,000	(838)	6/28/2019	10/31/2022	1.77%	1 Month LIBOR

As of September 30, 2019, we had $1,116.5 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $8.7 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. At June 30, 2019 and December 31, 2018, these derivative hedges had a net market value of $5.2 million and $1.5 million, with notional amounts of $297.3 million and $284.0 million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.9% of our revenue was generated in Canada during the first six months of both fiscal 2020 and 2019. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
4.1	Thirty-sixth Supplemental Indenture and Pledge and Security Agreement dated May 3, 2019, by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith 64
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2019	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: November 6, 2019	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2019	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer