Form 10-Q
period 2019-12-31
AMERCO /NV/
filed 2020-02-05
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2019

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

001-11255	AMERCO	88-0106815
(A Nevada Corporation)
5555 Kietzke Lane Suite 100
Reno NV 89511
Telephone 775 688-6300

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock , $0.25 par value	UHAL	NASDAQ Global Select Market

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at January 31, 2020.

Part i Financial information

Item 1. Financial Statements

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED balance sheets

	December 31,	March 31,
	2019	2019
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$631,951	$673,701
Reinsurance recoverables and trade receivables, net	200,164	224,785
Inventories and parts, net	103,003	103,504
Prepaid expenses	188,780	174,100
Investments, fixed maturities and marketable equities	2,469,468	2,235,397
Investments, other	336,727	300,736
Deferred policy acquisition costs, net	106,354	136,276
Other assets	71,821	78,354
Right of use assets - financing, net	1,130,473	–
Right of use assets - operating	107,974	–
Related party assets	47,988	30,889
	5,394,703	3,957,742
Property, plant and equipment, at cost:
Land	1,018,010	976,454
Buildings and improvements	4,522,855	4,003,726
Furniture and equipment	733,063	689,780
Rental trailers and other rental equipment	511,872	590,039
Rental trucks	3,454,759	4,762,028
	10,240,559	11,022,027
Less: Accumulated depreciation	(2,640,940)	(3,088,056)
Total property, plant and equipment, net	7,599,619	7,933,971
Total assets	$12,994,322	$11,891,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$551,770	$556,873
Notes, loans and finance/capital leases payable, net	4,548,609	4,163,323
Operating lease liability	107,581	–
Policy benefits and losses, claims and loss expenses payable	1,015,663	1,011,183
Liabilities from investment contracts	1,753,428	1,666,742
Other policyholders' funds and liabilities	12,924	15,047
Deferred income	31,459	35,186
Deferred income taxes, net	869,671	750,970
Total liabilities	8,891,105	8,199,324

Commitments and contingencies (notes 4, 8 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of December 31 and March 31, 2019
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding as of December 31 and March 31, 2019
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2019
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of December 31 and March 31, 2019	10,497	10,497
Additional paid-in capital	453,819	453,326
Accumulated other comprehensive income (loss)	39,517	(66,698)
Retained earnings	4,277,034	3,976,962
Cost of common stock in treasury, net (22,377,912 shares as of December 31 and March 31, 2019)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares as of December 31 and March 31, 2019)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	–	(4,048)
Total stockholders' equity	4,103,217	3,692,389
Total liabilities and stockholders' equity	$12,994,322	$11,891,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$621,471	$626,136
Self-storage revenues	106,701	93,392
Self-moving and self-storage products and service sales	54,454	55,665
Property management fees	9,098	7,899
Life insurance premiums	31,164	34,778
Property and casualty insurance premiums	19,267	17,668
Net investment and interest income	33,782	32,211
Other revenue	51,943	51,342
Total revenues	927,880	919,091

Costs and expenses:
Operating expenses	517,453	478,461
Commission expenses	66,542	67,493
Cost of sales	35,318	34,149
Benefits and losses	42,864	42,869
Amortization of deferred policy acquisition costs	8,046	6,654
Lease expense	6,490	7,890
Depreciation, net of (gains)/losses on disposal of ($2,151 and ($796), respectively)	170,074	143,473
Net losses on disposal of real estate	528	–
Total costs and expenses	847,315	780,989

Earnings from operations	80,565	138,102
Other components of net periodic benefit costs	(263)	(253)
Interest expense	(39,973)	(34,827)
Pretax earnings	40,329	103,022
Income tax expense	(9,397)	(24,387)
Earnings available to common stockholders	$30,932	$78,635
Basic and diluted earnings per common stock	$1.58	$4.01
Weighted average common stock outstanding: Basic and diluted	19,607,788	19,591,963

Related party revenues for the third quarter of fiscal 2020 and 2019, net of eliminations, were $ 9.1 million and $ 7.9 million, respectively.

Related party costs and expenses for the third quarter of fiscal 2020 and 2019, net of eliminations, were $ 14.8 million and $ 15.0 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$2,174,392	$2,124,451
Self-storage revenues	309,940	271,097
Self-moving and self-storage products and service sales	207,601	207,819
Property management fees	23,487	22,507
Life insurance premiums	96,229	107,586
Property and casualty insurance premiums	51,056	46,732
Net investment and interest income	102,629	85,043
Other revenue	192,009	177,940
Total revenues	3,157,343	3,043,175

Costs and expenses:
Operating expenses	1,617,338	1,504,365
Commission expenses	233,540	232,084
Cost of sales	128,177	130,432
Benefits and losses	137,695	137,196
Amortization of deferred policy acquisition costs	20,625	18,584
Lease expense	19,882	24,229
Depreciation, net of gains on disposal of ($32,526 and $29,127, respectively)	462,227	402,525
Net (gains) losses on disposal of real estate	(1,311)	10
Total costs and expenses	2,618,173	2,449,425

Earnings from operations	539,170	593,750
Other components of net periodic benefit costs	(790)	(760)
Interest expense	(117,983)	(105,111)
Pretax earnings	420,397	487,879
Income tax expense	(100,717)	(117,853)
Earnings available to common stockholders	$319,680	$370,026
Basic and diluted earnings per common stock	$16.31	$18.89
Weighted average common stock outstanding: Basic and diluted	19,602,484	19,591,282

Related party revenues for the first nine months of fiscal 2020 and 2019, net of eliminations, were $ 23.5 million and $ 22.5 million, respectively.

Related party costs and expenses for the first nine months of fiscal 2020 and 2019, net of eliminations, were $ 51.9 million and $ 51.1 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended December 31, 2019	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$40,329	$(9,397)	$30,932
Other comprehensive income (loss):
Foreign currency translation	(692)	–	(692)
Unrealized net gain on investments	28,568	(6,190)	22,378
Change in fair value of cash flow hedges	479	(118)	361
Amounts reclassified into earnings on hedging activities	422	(103)	319
Total comprehensive income	$69,106	$(15,808)	$53,298

Quarter Ended December 31, 2018	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$103,022	$(24,387)	$78,635
Other comprehensive income (loss):
Foreign currency translation	(4,101)		(4,101)
Unrealized net gain on investments	1,827	(384)	1,443
Change in fair value of cash flow hedges	(1,001)	246	57
Amounts reclassified into earnings on hedging activities	886	(218)	(144)
Total comprehensive income	$100,633	$(24,743)	$75,890

Nine Months Ended December 31, 2019	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$420,397	$(100,717)	$319,680
Other comprehensive income (loss):
Foreign currency translation	2,919		2,919
Unrealized net gain on investments	133,046	(28,575)	104,471
Change in fair value of cash flow hedges	(1,555)	382	(1,173)
Amounts reclassified into earnings on hedging activities	(3)	1	(2)
Total comprehensive income	$554,804	$(128,909)	$425,895

Nine Months Ended December 31, 2018	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$487,879	$(117,853)	$370,026
Other comprehensive income (loss):
Foreign currency translation	(5,081)		(5,081)
Unrealized net loss on investments	(70,671)	14,841	(55,830)
Change in fair value of cash flow hedges	700	(172)	528
Amounts reclassified into earnings on hedging activities	31	(8)	23
Total comprehensive income	$412,858	$(103,192)	$309,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(Unaudited)
	(In thousands, except per share amounts)
Balance as of September 30, 2019	$10,497	$453,761	$17,151	$4,255,906	$(525,653)	$(151,997)	$(1,597)	$4,058,068
Increase in market value of released ESOP shares	–	58	–	–	–	–	–	58
Release of unearned ESOP shares	–	–	–	–	–	–	1,597	1,597
Purchase of ESOP shares	–	–	–	–	–	–	–	–
Foreign currency translation	–	–	(692)	–	–	–	–	(692)
Unrealized net gain on investments, net of tax	–	–	22,378	–	–	–	–	22,378
Change in fair value of cash flow hedges, net of tax	–	–	361	–	–	–	–	361
Amounts reclassified into earnings on hedging activities	–	–	319	–	–	–	–	319
Net earnings	–	–	–	30,932	–	–	–	30,932
Common stock dividends: ($0.50 per share for fiscal 2020)	–	–	–	(9,804)	–	–	–	(9,804)
Net activity	–	58	22,366	21,128	–	–	1,597	45,149
Balance as of December 31, 2019	$10,497	$453,819	$39,517	$4,277,034	$(525,653)	$(151,997)	$–	$4,103,217

Balance as of September 30, 2018	$10,497	$453,006	$(62,238)	$3,917,087	$(525,653)	$(151,997)	$(7,535)	$3,633,167
Increase in market value of released ESOP shares	–	110	–	–	–	–	–	110
Release of unearned ESOP shares	–	–	–	–	–	–	2,695	2,695
Purchase of ESOP shares	–	–	–	–	–	–	(303)	(303)
Foreign currency translation	–	–	(4,101)	–	–	–	–	(4,101)
Unrealized net loss on investments, net of tax	–	–	(8,281)	–	–	–	–	(8,281)
Change in fair value of cash flow hedges, net of tax	–	–	57	–	–	–	–	57
Amounts reclassified into earnings on hedging activities	–	–	(144)	–	–	–	–	(144)
Net earnings	–	–	–	78,635	–	–	–	78,635
Common stock dividends: ($0.50 per share for fiscal 2019)	–	–	–	(9,795)	–	–	–	(9,795)
Net activity	–	110	(12,469)	68,840	–	–	2,392	58,873
Balance as of December 31, 2018	$10,497	$453,116	$(74,707)	$3,985,927	$(525,653)	$(151,997)	$(5,143)	$3,692,040

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(Unaudited)
	(In thousands, except per share amounts)
Balance as of March 31, 2019	$10,497	$453,326	$(66,698)	$3,976,962	$(525,653)	$(151,997)	$(4,048)	$3,692,389
Increase in market value of released ESOP shares	–	493	–	–	–	–	–	493
Release of unearned ESOP shares	–	–	–	–	–	–	4,253	4,253
Purchase of ESOP shares	–	–	–	–	–	–	(205)	(205)
Foreign currency translation	–	–	2,919	–	–	–	–	2,919
Unrealized net gain on investments, net of tax	–	–	104,471	–	–	–	–	104,471
Change in fair value of cash flow hedges, net of tax	–	–	(1,173)	–	–	–	–	(1,173)
Amounts reclassified into earnings on hedging activities	–	–	(2)	–	–	–	–	(2)
Net earnings	–	–	–	319,680	–	–	–	319,680
Common stock dividends: ($1.00 per share for fiscal 2020)	–	–	–	(19,608)	–	–	–	(19,608)
Net activity	–	493	106,215	300,072	–	–	4,048	410,828
Balance as of December 31, 2019	$10,497	$453,819	$39,517	$4,277,034	$(525,653)	$(151,997)	$–	$4,103,217

Balance as of March 31, 2018	$10,497	$452,746	$(4,623)	$3,635,561	$(525,653)	$(151,997)	$(7,823)	$3,408,708
Increase in market value of released ESOP shares	–	370	–	–	–	–	–	370
Release of unearned ESOP shares	–	–	–	–	–	–	8,083	8,083
Purchase of ESOP shares	–	–	–	–	–	–	(5,403)	(5,403)
Foreign currency translation	–	–	(5,081)	–	–	–	–	(5,081)
Unrealized net loss on investments, net of tax	–	–	(55,830)	–	–	–	–	(55,830)
Change in fair value of cash flow hedges, net of tax	–	–	528	–	–	–	–	528
Amounts reclassified into earnings on hedging activities	–	–	23		–	–	–	23
Adjustment for adoption of ASU 2016 - 01	–	–	(9,724)	9,724	–	–	–	–
Net earnings	–	–	–	370,026	–	–	–	370,026
Common stock dividends: ($1.50 per share for fiscal 2019)	–	–	–	(29,384)	–	–	–	(29,384)
Net activity	–	370	(70,084)	350,366	–	–	2,680	283,332
Balance as of December 31, 2018	$10,497	$453,116	$(74,707)	$3,985,927	$(525,653)	$(151,997)	$(5,143)	$3,692,040

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of cash flows

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$319,680	$370,026
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	494,753	431,652
Amortization of deferred policy acquisition costs	20,625	18,584
Amortization of premiums and accretion of discounts related to investments, net	9,848	9,802
Amortization of debt issuance costs	3,275	2,922
Interest credited to policyholders	38,169	28,540
Change in allowance for losses on trade receivables	(76)	124
Change in allowance for inventories and parts reserves	(85)	2,539
Net gains on disposal of personal property	(32,526)	(29,127)
Net (gains) losses on disposal of real estate	(1,311)	10
Net (gains) losses on sales of investments	(8,777)	(3,594)
Net (gains) losses on equity investments	(3,749)	4,289
Deferred income taxes	87,805	104,325
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	24,759	1,601
Inventories and parts	589	(8,858)
Prepaid expenses	(16,402)	(12,533)
Capitalization of deferred policy acquisition costs	(17,530)	(19,994)
Other assets	(293)	159,125
Related party assets	(17,507)	(1,838)
Accounts payable and accrued expenses	51,754	(14,231)
Policy benefits and losses, claims and loss expenses payable	3,974	(159,285)
Other policyholders' funds and liabilities	(2,123)	2,867
Deferred income	(2,317)	(4,982)
Related party liabilities	446	(3,269)
Net cash provided by operating activities	952,981	878,695

Cash flows from investing activities:
Escrow deposits	7,153	(3,292)
Purchases of:
Property, plant and equipment	(1,917,862)	(1,325,365)
Short term investments	(47,457)	(39,494)
Fixed maturities investments	(267,909)	(394,266)
Equity securities	(83)	(957)
Preferred stock	–	(81)
Real estate	(484)	(505)
Mortgage loans	(43,085)	(56,892)
Proceeds from sales and paydowns of:
Property, plant and equipment	599,797	561,848
Short term investments	46,859	47,012
Fixed maturities investments	193,196	82,776
Equity securities	185	8,608
Preferred stock	–	1,625
Real estate	311	–
Mortgage loans	9,052	116,800
Net cash used by investing activities	(1,420,327)	(1,002,183)

Cash flows from financing activities:
Borrowings from credit facilities	867,862	693,132
Principal repayments on credit facilities	(225,332)	(255,123)
Payment of debt issuance costs	(3,671)	(5,097)
Finance/capital lease payments	(247,188)	(236,683)
Employee stock ownership plan stock	(206)	(203)
Common stock dividends paid	(19,600)	(29,385)
Investment contract deposits	171,465	300,920
Investment contract withdrawals	(122,948)	(109,641)
Net cash provided by financing activities	420,382	357,920

Effects of exchange rate on cash	5,214	(9,435)

Increase (decrease) in cash and cash equivalents	(41,750)	224,997
Cash and cash equivalents at the beginning of period	673,701	759,388
Cash and cash equivalents at the end of period	$631,951	$984,385

The accompanying notes are an integral part of these condensed consolidated financial statements .

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a third fiscal quarter that ends on the 31st of December for each year that is referenced. Our insurance company subsidiaries have a third quarter that ends on the 30 th of September for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2019 and 2018 correspond to fiscal 2020 and 2019 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of December 31, 2019 and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity for the third quarter and first nine months of fiscal 2020 and 2019 and cash flows for the first nine months of fiscal 2020 and 2019 are unaudited.

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

Description of Operating Segments

AMERCO has three (3) reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

The Moving and Storage operating segment (“Moving and Storage”) includes AMERCO, U-Haul and Real Estate and the wholly owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, and the rental of fixed and portable moving and storage units to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul ® throughout the United States and Canada.

The Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) includes Repwest and its wholly owned subsidiaries and ARCOA Risk Retention Group (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul ® through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove ® , Safetow ® , Safemove Plus ® , Safestor ® and Safestor Mobile ® protection packages to U-Haul customers. The business plan for Property and Casualty Insurance includes offering property and casualty insurance products in other U-Haul-related programs. ARCOA is a group captive insurer owned by us and our wholly owned subsidiaries whose purpose is to provide insurance products related to our moving and storage business.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 15,559 as of December 31, 2018. As of December 31, 2019, all of these shares have been released.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 30.9 million and $ 30.8 million as of December 31, 2019 and March 31, 2019, respectively.

Available-for-Sale Investments

Available-for-sale investments as of December 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$112,784	$9,370	$(3)	$–	$122,151
U.S. government agency mortgage-backed securities	39,146	887	(2)	–	40,031
Obligations of states and political subdivisions	292,619	23,669	(134)	(45)	316,109
Corporate securities	1,699,751	102,544	(1,133)	(528)	1,800,634
Mortgage-backed securities	153,880	7,602	(1)	(2)	161,479
Redeemable preferred stocks	1,493	82	–	–	1,575
	$2,299,673	$144,154	$(1,273)	$(575)	$2,441,979

Available-for-sale investments as of March 31, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$136,010	$2,409	$(2,104)	$(447)	$135,868
U.S. government agency mortgage-backed securities	31,101	433	(146)	(19)	31,369
Obligations of states and political subdivisions	298,955	8,079	(233)	(905)	305,896
Corporate securities	1,613,199	14,777	(14,257)	(24,986)	1,588,733
Mortgage-backed securities	148,203	880	(285)	(903)	147,895
Redeemable preferred stocks	1,493	20	–	(45)	1,468
	$2,228,961	$26,598	$(17,025)	$(27,305)	$2,211,229

The available-for-sale tables include gross unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

We sold available-for-sale securities with a fair value of $ 187.9 million during the first nine months of fiscal 2020. The gross realized gains on these sales totaled $ 4.6 million. The gross realized losses on these sales totaled $ 0.2 million.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognize these write-downs, if any, through earnings. There were no write-downs in the third quarter or first nine months of fiscal 2020 or 2019.

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

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive income (loss) (“AOCI”) for the first nine months of fiscal 2020 and fiscal 2019, respectively.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	December 31, 2019		March 31, 2019
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$114,557	$115,001	$71,987	$71,954
Due after one year through five years	554,591	572,647	541,195	540,658
Due after five years through ten years	662,534	707,015	621,031	614,485
Due after ten years	812,618	884,262	845,052	834,769
	2,144,300	2,278,925	2,079,265	2,061,866

Mortgage-backed securities	153,880	161,479	148,203	147,895
Redeemable preferred stocks	1,493	1,575	1,493	1,468
	$2,299,673	$2,441,979	$2,228,961	$2,211,229

As of December 31, 2019 and March 31, 2019, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

	December 31, 2019		March 31, 2019
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)

Common stocks	$9,775	$19,988	$10,123	$17,379
Non-redeemable preferred stocks	7,451	7,501	7,451	6,789
	$17,226	$27,489	$17,574	$24,168

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

							December 31,	March 31,
	2020 Rates (a)			Maturities			2019	2019
							(Unaudited)
							(In thousands)
Real estate loan (amortizing term)			3.22%			2023	$95,413	$102,913
Senior mortgages	3.36%	-	6.62%	2021	-	2038	1,953,704	1,741,652
Real estate loans (revolving credit)	3.03%	-	3.20%	2022	-	2024	435,000	429,400
Fleet loans (amortizing term)	1.95%	-	4.66%	2020	-	2027	231,043	263,209
Fleet loans (revolving credit)	2.84%	-	2.86%	2022	-	2024	585,000	530,000
Finance/capital leases (rental equipment)	1.92%	-	5.04%	2020	-	2026	795,465	1,042,652
Finance liability (rental equipment)	2.73%	-	4.22%	2024	-	2026	398,157	–
Other obligations	2.50%	-	8.00%	2020	-	2048	84,159	82,417
Notes, loans and finance/capital leases payable							4,577,941	4,192,243
Less: Debt issuance costs							(29,332)	(28,920)
Total notes, loans and finance/capital leases payable, net							$4,548,609	$4,163,323

(a) Interest rates as of December 31, 2019, including the effect of applicable hedging instruments.

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

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of December 31, 2019, the applicable LIBOR was 1.72 % and the applicable margin was 1.50%, the sum of which was 3.22%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.36 % and 6.62%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $ 335.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of December 31, 2019, the applicable LIBOR was 1.70 % and the margin was between 1.25 % and 1.50%, the sum of which was between 2.95 % and 3.20%. Certain loans have interest rate swaps fixing the rate between 3.03 % and 3.14 % based on current margins. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $ 150.0 million, which can be increased to $ 300.0 million by bringing in other lenders. As of December 31, 2019, the outstanding balance was $100.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of December 31, 2019, the applicable LIBOR was 1.70 % and the margin was 1.38%, the sum of which was 3.08%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are carried at fixed rates ranging between 1.95 % and 4.66%.

AMERCO, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 590.0 million. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margin. As of December 31, 2019, the applicable LIBOR was between 1.69 % and 1.71%, and the margin was 1.15%, the sum of which was between 2.84 % and 2.86%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly.

Finance/Capital Leases

The Finance/Capital Lease balance represents our sale-leaseback transactions of rental equipment that were entered into and classified as capital leases prior to the adoption of ASC 842 on April 1, 2019. The historical capital lease balance was reclassified to Right-of-use assets-finance, net. The agreements are generally 7 year terms with interest rates ranging from 1.92 % to 5.04%.   All of our finance leases are collateralized by our rental fleet. There were no new financing leases, as assessed under the new leasing guidance, entered into during the nine months ended December 31, 2019.

Finance Liabilities

Finance Liabilities represent our rental equipment financing transactions that have historically been accounted for as capital leases prior to the adoption of ASC 842 on April 1, 2019, which substantially changed the accounting for sale-leasebacks going forward. In accordance with the new leasing guidance, we assess if sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.   We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, we expect future sale-leasebacks to be accounted for as a financial liability and the leased assets will be capitalized at cost.     Our finance liabilities have an average term of 7 years and interest rates ranging from 2.73 % to 4.22%. These finance liabilities are collateralized by our rental fleet.

Other Obligations

In February 2011, AMERCO and U.S. Bank, NA (the “Trustee”) entered into the U-Haul Investors Club ® Indenture.   AMERCO and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes ® ”). The U-Notes ® are secured by various types of collateral, including, but not limited to, rental equipment and real estate.   U-Notes ® are issued in smaller series that vary as to principal amount, interest rate and maturity.   U-Notes ® are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

As of December 31, 2019, the aggregate outstanding principal balance of the U-Notes ® issued was $ 87.0 million, of which $ 2.9 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.50 % and 8.00 % and maturity dates range between 2020 and 2048 .

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of September 30, 2019, the deposits had an aggregate balance of $ 60.0 million, for which Oxford pays fixed interest rates between 1.72 % and 2.95 % with maturities between March 30, 2019 and September 30, 2022. As of September 30, 2019, available-for-sale investments held with the FHLB totaled $ 120.1 million, of which $ 67.9 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance/Capital Leases Payable

The annual maturities of our notes, loans and finance/capital leases payable, as of December 31, 2019 for the next five years and thereafter are as follows:

	Year Ending December 31,
	2020	2021	2022	2023	2024	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and finance/capital leases payable, secured	$483,060	$446,465	$995,089	$596,752	$586,102	$1,470,473

Interest on Borrowings

Interest Expense

Components of interest expense were as follows:

	Quarter Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
Interest expense	$45,037	$38,825
Capitalized interest	(5,775)	(5,055)
Amortization of transaction costs	1,176	909
Interest expense effect resulting from cash flow hedges	(465)	148
Total interest expense	$39,973	$34,827

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
Interest expense	$133,111	$109,241
Capitalized interest	(17,943)	(7,701)
Amortization of transaction costs	3,276	2,751
Interest expense effect resulting from cash flow hedges	(461)	820
Total interest expense	$117,983	$105,111

Interest paid in cash, including payments related to derivative contracts, amounted to $ 41.9 million and $ 38.5 million for the third quarter of fiscal 2020 and 2019, respectively, and $ 127.8 million and $ 109.6 million for the first nine months of fiscal 2020 and 2019, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	3.09%	3.52%
Interest rate at the end of the quarter	2.95%	3.57%
Maximum amount outstanding during the quarter	$1,025,000	$865,000
Average amount outstanding during the quarter	$1,014,511	$812,174
Facility fees	$40	$41

	Revolving Credit Activity
	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	3.44%	3.31%
Interest rate at the end of the period	2.95%	3.57%
Maximum amount outstanding during the period	$1,025,000	$865,000
Average amount outstanding during the period	$995,508	$632,509
Facility fees	$147	$313

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the condensed consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	December 31, 2019	March 31, 2019
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments:
Assets	$–	$139
Liabilities	$1,415	$–
Notional amount	$235,000	$22,792

	The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

	December 31, 2019	December 31, 2018
	(Unaudited)
	(In thousands)
(Gain) loss recognized in AOCI on interest rate contracts	$1,558	$(731)
(Gain) loss reclassified from AOCI into income	$(458)	$789

Gains or losses recognized in income on derivatives are recorded as interest expense in the condensed consolidated statements of operations. During the first nine months of fiscal 2020, we recognized a decrease in the fair value of our cash flow hedges of $ 1.2 million, net of taxes. During the first nine months of fiscal 2020, we reclassified $ 0.5 million from accumulated other comprehensive income (loss) (“AOCI”) to interest expense. As of December 31, 2019, we expect to reclassify $ 0.1 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

6. Accumulated Other Comprehensive Income (Loss)

A summary of AOCI components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance as of March 31, 2019	$(56,612)	$(7,259)	$107	$(2,934)	$(66,698)
Foreign currency translation	2,919	–	–	–	2,919
Unrealized net gain on investments	–	104,471	–	–	104,471
Change in fair value of cash flow hedges	–	–	(1,173)	–	(1,173)
Amounts reclassified into earnings on hedging activities	–	–	(2)	–	(2)
Other comprehensive income (loss)	2,919	104,471	(1,175)	–	106,215
Balance as of December 31, 2019	$(53,693)	$97,212	$(1,068)	$(2,934)	$39,517

7. Stockholders’ Equity

The   dividends declared or paid during the first nine months of fiscal 2020 were as follows:

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 6, 2019	$0.50	March 21, 2019	April 4, 2019
August 22, 2019	0.50	September 9, 2019	September 23, 2019
December 4, 2019	0.50	December 19, 2019	January 6, 2020

On June 8, 2016, our stockholders’ approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of December 31, 2019, no awards had been issued under this plan.

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

Lessee

We determine if an arrangement is a lease at inception. Operating leases, which are comprised primarily of storage rental locations, are included in Right-of-Use (“ROU“) assets - operating and operating lease liability in our condensed consolidated balance sheet dated December 31, 2019. Finance leases, which are comprised primarily of rental equipment leases, are included in ROU assets - financing, net, and notes, loans and finance/capital leases payable, net in our condensed consolidated balance sheet dated December 31, 2019.

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

Adoption of this standard resulted in most of our operating lease commitments being recognized as operating lease liabilities and ROU assets, which increased total assets and total liabilities by approximately $ 105.4 million related to property operating leases, as of April 1, 2019. In addition, we reclassified a net amount of $ 948.2 million related to vehicle financing leases from property, plant, and equipment, net to ROU assets financing, net.

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

The following table shows the components of our right-of-use assets:

	As of December 31, 2019
	Finance	Operating	Total
	(Unaudited)
	(In thousands)

Buildings and improvements	$–	$121,919	$121,919
Furniture and equipment	27,309	–	27,309
Rental trailers and other rental equipment	117,987	–	117,987
Rental trucks	1,746,036	–	1,746,036
Right-of-use assets, gross	1,891,332	121,919	2,013,251
Less: Accumulated depreciation	(760,859)	(13,945)	(774,804)
Right-of-use assets, net	$1,130,473	$107,974	$1,238,447

	Finance	Operating
	(Unaudited)
Weighted average remaining lease term (years)	4 Years	5 Years
Weighted average discount rate	3.43%	4.60%

For the first nine months ended December 31, 2019, cash paid for leases included in our operating and financing cash flow activities were $ 18.9 million and $ 247.2 million, respectively.

The components of lease costs were as follows:

Nine Months Ended
December 31, 2019
(Unaudited)
(In thousands)

Operating lease costs	$20,324

Finance lease cost:
Amortization of right-of-use assets	$143,574
Interest on lease liabilities	24,083
Total finance lease cost	$167,657

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending December 31,	(In thousands)

2020	$231,189	$23,585
2021	174,105	21,204
2022	132,805	20,354
2023	115,521	19,689
2024	82,385	12,195
Thereafter	59,460	67,422
Total lease payments	795,465	164,449
Less: imputed interest	–	(56,868)
Present value of lease liabilities	$795,465	$107,581

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

Related Party Revenue

	Quarter Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$5,763	$5,776
U-Haul management fee revenue from Mercury	3,335	2,123
	$9,098	$7,899

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$18,330	$18,254
U-Haul management fee revenue from Mercury	5,157	4,253
	$23,487	$22,507

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4 % and 10 % of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $ 22.7 million and $ 23.8 million from the above-mentioned entities during the first nine months of fiscal 2020 and 2019, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.   Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

Related Party Costs and Expenses

	Quarter Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$658	$669
U-Haul commission expenses to Blackwater	14,140	14,296
	$14,798	$14,965

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,974	$2,009
U-Haul commission expenses to Blackwater	49,959	49,129
	$51,933	$51,138

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of December 31, 2019, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 18.3 million, expenses of $ 2.0 million and cash flows of $ 16.5 million during the first nine months of fiscal 2020. Revenues and commission expenses related to the Dealer Agreements were $ 236.4 million and $ 50.0 million, respectively, during the first nine months of fiscal 2020.

In December 2019, Real Estate completed the sale of two office buildings to Oxford at cost for approximately $ 15.0 million. Oxford assumed the debt securing the property of $ 11.5 million and paid the balance in cash. There were no gains on this transaction.

Management determined that we do not have a variable interest pursuant to the variable interest entity (“VIE”) model under Accounting Standards Codification (“ASC”) 810 – Consolidation (“ASC 810”) in the holding entities of Blackwater based upon management agreements which are with the individual operating entities; therefore, we are precluded from consolidating these entities.

Related Party Assets

	December 31,	March 31,
	2019	2019
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$37,840	$25,158
U-Haul receivable from Mercury	9,720	7,234
Other (a)	428	(1,503)
	$47,988	$30,889

(a)       Timing differences for intercompany balances with insurance subsidiaries resulting from the three-month difference in reporting periods .

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$604,176	$5,868	$21,907	$–		$631,951
Reinsurance recoverables and trade receivables, net	72,170	96,189	31,805	–		200,164
Inventories and parts, net	103,003	–	–	–		103,003
Prepaid expenses	188,780	–	–	–		188,780
Investments, fixed maturities and marketable equities	–	290,776	2,178,692	–		2,469,468
Investments, other	20,988	85,760	229,979	–		336,727
Deferred policy acquisition costs, net	–	–	106,354	–		106,354
Other assets	67,916	724	3,181	–		71,821
Right of use assets - financing, net	1,130,473	–	–	–		1,130,473
Right of use assets - operating	107,974	–	–	–		107,974
Related party assets	52,223	8,007	19,450	(31,692)	(c)	47,988
	2,347,703	487,324	2,591,368	(31,692)		5,394,703

Investment in subsidiaries	657,994	–	–	(657,994)	(b)	–

Property, plant and equipment, at cost:
Land	1,018,010	–	–	–		1,018,010
Buildings and improvements	4,522,855	–	–	–		4,522,855
Furniture and equipment	733,063	–	–	–		733,063
Rental trailers and other rental equipment	511,872	–	–	–		511,872
Rental trucks	3,454,759	–	–	–		3,454,759
	10,240,559	–	–	–		10,240,559
Less: Accumulated depreciation	(2,640,940)	–	–	–		(2,640,940)
Total property, plant and equipment, net	7,599,619	–	–	–		7,599,619
Total assets	$10,605,316	$487,324	$2,591,368	$(689,686)		$12,994,322

(a) Balances as of September 30, 2019
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by industry segment as of December 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$536,387	$2,662	$12,721	$–		$551,770
Notes, loans and finance/capital leases payable, net	4,548,609	–	–	–		4,548,609
Operating lease liability	107,581	–	–	–		107,581
Policy benefits and losses, claims and loss expenses payable	416,793	223,890	374,980	–		1,015,663
Liabilities from investment contracts	–	–	1,753,428	–		1,753,428
Other policyholders' funds and liabilities	–	5,838	7,086	–		12,924
Deferred income	31,459	–	–	–		31,459
Deferred income taxes, net	835,519	10,333	23,819	–		869,671
Related party liabilities	24,490	5,039	902	(30,431)	(c)	–
Total liabilities	6,500,838	247,762	2,172,936	(30,431)		8,891,105

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	40,778	13,290	85,185	(99,736)	(b)	39,517
Retained earnings	4,276,824	131,851	304,476	(436,117)	(b)	4,277,034
Cost of common stock in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred stock in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan stock	–	–	–	–		–
Total stockholders' equity	4,104,478	239,562	418,432	(659,255)		4,103,217
Total liabilities and stockholders' equity	$10,605,316	$487,324	$2,591,368	$(689,686)		$12,994,322

(a) Balances as of September 30, 2019
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by industry segment as of March 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$643,918	$5,757	$24,026	$–		$673,701
Reinsurance recoverables and trade receivables, net	90,832	102,120	31,833	–		224,785
Inventories and parts, net	103,504	–	–	–		103,504
Prepaid expenses	174,100	–	–	–		174,100
Investments, fixed maturities and marketable equities	–	279,641	1,955,756	–		2,235,397
Investments, other	23,013	74,679	203,044	–		300,736
Deferred policy acquisition costs, net	–	–	136,276	–		136,276
Other assets	72,768	2,456	3,130	–		78,354
Related party assets	35,997	6,639	16,466	(28,213)	(c)	30,889
	1,144,132	471,292	2,370,531	(28,213)		3,957,742

Investment in subsidiaries	534,157	–	–	(534,157)	(b)	–

Property, plant and equipment, at cost:
Land	976,454	–	–	–		976,454
Buildings and improvements	4,003,726	–	–	–		4,003,726
Furniture and equipment	689,780	–	–	–		689,780
Rental trailers and other rental equipment	590,039	–	–	–		590,039
Rental trucks	4,762,028	–	–	–		4,762,028
	11,022,027	–	–	–		11,022,027
Less: Accumulated depreciation	(3,088,056)	–	–	–		(3,088,056)
Total property, plant and equipment, net	7,933,971	–	–	–		7,933,971
Total assets	$9,612,260	$471,292	$2,370,531	$(562,370)		$11,891,713

(a) Balances as of December 31, 2018
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by industry segment as of March 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$548,099	$2,844	$5,930	$–		$556,873
Notes, loans and leases payable, net	4,163,323	–	–	–		4,163,323
Policy benefits and losses, claims and loss expenses payable	407,934	229,958	373,291	–		1,011,183
Liabilities from investment contracts	–	–	1,666,742	–		1,666,742
Other policyholders' funds and liabilities	–	5,259	9,788	–		15,047
Deferred income	35,186	–	–	–		35,186
Deferred income taxes, net	741,644	6,961	2,365	–		750,970
Related party liabilities	25,446	3,836	692	(29,974)	(c)	–
Total liabilities	5,921,632	248,858	2,058,808	(29,974)		8,199,324

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	453,536	91,120	26,271	(117,601)	(b)	453,326
Accumulated other comprehensive income (loss)	(68,459)	(3,721)	(5,300)	10,782	(b)	(66,698)
Retained earnings	3,976,752	131,734	288,252	(419,776)	(b)	3,976,962
Cost of common stock in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred stock in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan stock	(4,048)	–	–	–		(4,048)
Total stockholders' equity	3,690,628	222,434	311,723	(532,396)		3,692,389
Total liabilities and stockholders' equity	$9,612,260	$471,292	$2,370,531	$(562,370)		$11,891,713

(a) Balances as of December 31, 2018
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating statement of operations by industry segment for the quarter ended December 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$622,902	$–	$–	$(1,431)	(c)	$621,471
Self-storage revenues	106,701	–	–	–		106,701
Self-moving and self-storage products and service sales	54,454	–	–	–		54,454
Property management fees	9,098	–	–	–		9,098
Life insurance premiums	–	–	31,164	–		31,164
Property and casualty insurance premiums	–	20,040	–	(773)	(c)	19,267
Net investment and interest income	2,351	5,326	26,550	(445)	(b)	33,782
Other revenue	50,858	–	1,175	(90)	(b)	51,943
Total revenues	846,364	25,366	58,889	(2,739)		927,880

Costs and expenses:
Operating expenses	505,473	9,309	4,962	(2,291)	(b,c)	517,453
Commission expenses	66,542	–	–	–		66,542
Cost of sales	35,318	–	–	–		35,318
Benefits and losses	–	6,173	36,691	–		42,864
Amortization of deferred policy acquisition costs	–	–	8,046	–		8,046
Lease expense	6,660	–	–	(170)	(b)	6,490
Depreciation, net of (gains) losses on disposal	170,074	–	–	–		170,074
Net losses on disposal of real estate	528	–	–	–		528
Total costs and expenses	784,595	15,482	49,699	(2,461)		847,315

Earnings from operations before equity in earnings of subsidiaries	61,769	9,884	9,190	(278)		80,565

Equity in earnings of subsidiaries	15,196	–	–	(15,196)	(d)	–

Earnings from operations	76,965	9,884	9,190	(15,474)		80,565
Other components of net periodic benefit costs	(263)	–	–	–		(263)
Interest expense	(40,251)	–	–	278	(b)	(39,973)
Pretax earnings	36,451	9,884	9,190	(15,196)		40,329
Income tax expense	(5,519)	(2,083)	(1,795)	–		(9,397)
Earnings available to common stockholders	$30,932	$7,801	$7,395	$(15,196)		$30,932

(a) Balances for the quarter ended September 30, 2019
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by industry for the quarter ended December 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$627,543	$–	$–	$(1,407)	(c)	$626,136
Self-storage revenues	93,392	–	–	–		93,392
Self-moving and self-storage products and service sales	55,665	–	–	–		55,665
Property management fees	7,899	–	–	–		7,899
Life insurance premiums	–	–	34,778	–		34,778
Property and casualty insurance premiums	–	18,128	–	(460)	(c)	17,668
Net investment and interest income	4,364	4,018	24,248	(419)	(b)	32,211
Other revenue	50,065	–	1,409	(132)	(b)	51,342
Total revenues	838,928	22,146	60,435	(2,418)		919,091

Costs and expenses:
Operating expenses	465,828	9,412	5,216	(1,995)	(b,c)	478,461
Commission expenses	67,493	–	–	–		67,493
Cost of sales	34,149	–	–	–		34,149
Benefits and losses	–	1,733	41,136	–		42,869
Amortization of deferred policy acquisition costs	–	–	6,654	–		6,654
Lease expense	8,026	–	–	(136)	(b)	7,890
Depreciation, net of (gains) losses on disposal	143,473	–	–	–		143,473
Total costs and expenses	718,969	11,145	53,006	(2,131)		780,989

Earnings from operations before equity in earnings of subsidiaries	119,959	11,001	7,429	(287)		138,102

Equity in earnings of subsidiaries	14,664	–	–	(14,664)	(d)	–

Earnings from operations	134,623	11,001	7,429	(14,951)		138,102
Other components of net periodic benefit costs	(253)	–	–	–		(253)
Interest expense	(35,114)	–	–	287	(b)	(34,827)
Pretax earnings	99,256	11,001	7,429	(14,664)		103,022
Income tax expense	(20,621)	(2,186)	(1,580)	–		(24,387)
Earnings available to common stockholders	$78,635	$8,815	$5,849	$(14,664)		$78,635

(a) Balances for the quarter ended September 30, 2018
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by industry for the nine months ended December 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,177,697	$–	$–	$(3,305)	(c)	$2,174,392
Self-storage revenues	309,940	–	–	–		309,940
Self-moving and self-storage products and service sales	207,601	–	–	–		207,601
Property management fees	23,487	–	–	–		23,487
Life insurance premiums	–	–	96,229	–		96,229
Property and casualty insurance premiums	–	53,370	–	(2,314)	(c)	51,056
Net investment and interest income	8,649	15,829	79,416	(1,265)	(b)	102,629
Other revenue	188,940	–	3,424	(355)	(b)	192,009
Total revenues	2,916,314	69,199	179,069	(7,239)		3,157,343

Costs and expenses:
Operating expenses	1,580,705	26,785	15,809	(5,961)	(b,c)	1,617,338
Commission expenses	233,540	–	–	–		233,540
Cost of sales	128,177	–	–	–		128,177
Benefits and losses	–	14,972	122,723	–		137,695
Amortization of deferred policy acquisition costs	–	–	20,625	–		20,625
Lease expense	20,324	–	–	(442)	(b)	19,882
Depreciation, net of (gains) losses on disposal	462,227	–	–	–		462,227
Net gains on disposal of real estate	(1,311)	–	–	–		(1,311)
Total costs and expenses	2,423,662	41,757	159,157	(6,403)		2,618,173

Earnings from operations before equity in earnings of subsidiaries	492,652	27,442	19,912	(836)		539,170

Equity in earnings of subsidiaries	37,941	–	–	(37,941)	(d)	–

Earnings from operations	530,593	27,442	19,912	(38,777)		539,170
Other components of net periodic benefit costs	(790)	–	–	–		(790)
Interest expense	(118,819)	–	–	836	(b)	(117,983)
Pretax earnings	410,984	27,442	19,912	(37,941)		420,397
Income tax expense	(91,304)	(5,725)	(3,688)	–		(100,717)
Earnings available to common stockholders	$319,680	$21,717	$16,224	$(37,941)		$319,680

(a) Balances for the nine months ended September 30, 2019
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by industry for the nine months ended December 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,128,120	$–	$–	$(3,669)	(c)	$2,124,451
Self-storage revenues	271,097	–	–	–		271,097
Self-moving and self-storage products and service sales	207,819	–	–	–		207,819
Property management fees	22,507	–	–	–		22,507
Life insurance premiums	–	–	107,586	–		107,586
Property and casualty insurance premiums	–	48,448	–	(1,716)	(c)	46,732
Net investment and interest income	9,757	10,109	66,435	(1,258)	(b)	85,043
Other revenue	174,447	–	3,889	(396)	(b)	177,940
Total revenues	2,813,747	58,557	177,910	(7,039)		3,043,175

Costs and expenses:
Operating expenses	1,467,831	26,027	16,275	(5,768)	(b,c)	1,504,365
Commission expenses	232,084	–	–	–		232,084
Cost of sales	130,432	–	–	–		130,432
Benefits and losses	–	10,957	126,239	–		137,196
Amortization of deferred policy acquisition costs	–	–	18,584	–		18,584
Lease expense	24,637	–	–	(408)	(b)	24,229
Depreciation, net of (gains) losses on disposal	402,525	–	–	–		402,525
Net losses on disposal of real estate	10	–	–	–		10
Total costs and expenses	2,257,519	36,984	161,098	(6,176)		2,449,425

Earnings from operations before equity in earnings of subsidiaries	556,228	21,573	16,812	(863)		593,750

Equity in earnings of subsidiaries	30,306	–	–	(30,306)	(d)	–

Earnings from operations	586,534	21,573	16,812	(31,169)		593,750
Other components of net periodic benefit costs	(760)	–	–	–		(760)
Interest expense	(105,974)	–	–	863	(b)	(105,111)
Pretax earnings	479,800	21,573	16,812	(30,306)		487,879
Income tax expense	(109,774)	(4,359)	(3,720)	–		(117,853)
Earnings available to common stockholders	$370,026	$17,214	$13,092	$(30,306)		$370,026

(a) Balances for the nine months ended September 30, 2018
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$319,680	$21,717	$16,224	$(37,941)	$319,680
Earnings from consolidated entities	(37,941)	–	–	37,941	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	494,753	–	–	–	494,753
Amortization of deferred policy acquisition costs	–	–	20,625	–	20,625
Amortization of premiums and accretion of discounts related to investments, net	–	1,129	8,719	–	9,848
Amortization of debt issuance costs	3,275	–	–	–	3,275
Interest credited to policyholders	–	–	38,169	–	38,169
Change in allowance for losses on trade receivables	(76)	–	–	–	(76)
Change in allowance for inventories and parts reserve	(85)	–	–	–	(85)
Net gains on disposal of personal property	(32,526)	–	–	–	(32,526)
Net gains on disposal of real estate	(1,311)	–	–	–	(1,311)
Net gains on sales of investments	–	(178)	(8,599)	–	(8,777)
Net gains on equity investments	–	(3,749)	–	–	(3,749)
Deferred income taxes	94,258	(1,150)	(5,303)	–	87,805
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	18,799	5,931	29	–	24,759
Inventories and parts	589	–	–	–	589
Prepaid expenses	(16,402)	–	–	–	(16,402)
Capitalization of deferred policy acquisition costs	–	–	(17,530)	–	(17,530)
Other assets	(2,215)	1,973	(51)	–	(293)
Related party assets	(16,151)	(1,356)	–	–	(17,507)
Accounts payable and accrued expenses	42,453	(199)	9,500	–	51,754
Policy benefits and losses, claims and loss expenses payable	8,353	(6,067)	1,688	–	3,974
Other policyholders' funds and liabilities	–	578	(2,701)	–	(2,123)
Deferred income	(2,317)	–	–	–	(2,317)
Related party liabilities	(956)	1,192	210	–	446
Net cash provided by operating activities	872,180	19,821	60,980	–	952,981

Cash flows from investing activities:
Escrow deposits	7,153	–	–	–	7,153
Purchases of:
Property, plant and equipment	(1,917,862)	–	–	–	(1,917,862)
Short term investments	–	(47,036)	(421)	–	(47,457)
Fixed maturities investments	–	(8,954)	(258,955)	–	(267,909)
Equity securities	–	–	(83)	–	(83)
Real estate	–	(328)	(156)	–	(484)
Mortgage loans	–	(12,750)	(30,335)	–	(43,085)
Proceeds from sales and paydowns of:
Property, plant and equipment	599,797	–	–	–	599,797
Short term investments	–	46,859	–	–	46,859
Fixed maturities investments	–	21,981	171,215	–	193,196
Equity securities	–	185	–	–	185
Real estate	311	–	–	–	311
Mortgage loans	–	1,933	7,119	–	9,052
Net cash provided (used) by investing activities	(1,310,601)	1,890	(111,616)	–	(1,420,327)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2019

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	865,362	–	2,500	–	867,862
Principal repayments on credit facilities	(222,832)	–	(2,500)	–	(225,332)
Payments of debt issuance costs	(3,671)	–	–	–	(3,671)
Finance/capital lease payments	(247,188)	–	–	–	(247,188)
Employee stock ownership plan stock	(206)	–	–	–	(206)
Common stock dividend paid	(19,600)	–	–	–	(19,600)
Net contribution from (to) related party	21,600	(21,600)	–	–	–
Investment contract deposits	–	–	171,465	–	171,465
Investment contract withdrawals	–	–	(122,948)	–	(122,948)
Net cash provided (used) by financing activities	393,465	(21,600)	48,517	–	420,382

Effects of exchange rate on cash	5,214	–	–	–	5,214

Increase (decrease) in cash and cash equivalents	(39,742)	111	(2,119)	–	(41,750)
Cash and cash equivalents at beginning of period	643,918	5,757	24,026	–	673,701
Cash and cash equivalents at end of period	$604,176	$5,868	$21,907	$–	$631,951
	(page 2 of 2)
(a) Balance for the period ended September 30, 2019

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$370,026	$17,214	$13,092	$(30,306)	$370,026
Earnings from consolidated entities	(30,306)	–	–	30,306	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	431,652	–	–	–	431,652
Amortization of deferred policy acquisition costs	–	–	18,584	–	18,584
Amortization of premiums and accretion of discounts related to investments, net	–	991	8,811	–	9,802
Amortization of debt issuance costs	2,922	–	–	–	2,922
Interest credited to policyholders		–	28,540	–	28,540
Change in allowance for losses on trade receivables	129	–	(5)	–	124
Change in allowance for inventories and parts reserve	2,539	–	–	–	2,539
Net gains on disposal of personal property	(29,127)	–	–	–	(29,127)
Net losses on disposal of real estate	10	–	–	–	10
Net gains on sales of investments	–	(3,007)	(587)	–	(3,594)
Net losses on equity investments	–	4,289	–	–	4,289
Deferred income taxes	108,618	(665)	(3,628)	–	104,325
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	2,323	2,000	(2,722)	–	1,601
Inventories and parts	(8,858)	–	–	–	(8,858)
Prepaid expenses	(12,533)	–	–	–	(12,533)
Capitalization of deferred policy acquisition costs	–	–	(19,994)	–	(19,994)
Other assets	159,232	391	(498)	–	159,125
Related party assets	(1,428)	(410)	–	–	(1,838)
Accounts payable and accrued expenses	(16,639)	1,174	1,234	–	(14,231)
Policy benefits and losses, claims and loss expenses payable	(157,470)	(4,751)	2,936	–	(159,285)
Other policyholders' funds and liabilities	–	(327)	3,194	–	2,867
Deferred income	(4,982)	–		–	(4,982)
Related party liabilities	(3,039)	318	(548)	–	(3,269)
Net cash provided by operating activities	813,069	17,217	48,409	–	878,695

Cash flows from investing activities:
Escrow deposits	(3,292)	–	–	–	(3,292)
Purchases of:
Property, plant and equipment	(1,325,365)	–	–	–	(1,325,365)
Short term investments	–	(39,251)	(243)	–	(39,494)
Fixed maturities investments	–	(32,862)	(361,404)	–	(394,266)
Equity securities	–	–	(957)	–	(957)
Preferred stock	–	–	(81)	–	(81)
Real estate	(236)	(187)	(82)	–	(505)
Mortgage loans	–	(13,312)	(43,580)	–	(56,892)
Proceeds from sales and paydowns of:
Property, plant and equipment	561,848	–	–	–	561,848
Short term investments	–	47,012	–	–	47,012
Fixed maturities investments	–	8,895	73,881	–	82,776
Equity securities	–	8,608	–	–	8,608
Preferred stock	–	1,625	–	–	1,625
Mortgage loans	–	1,331	115,469	–	116,800
Net cash used by investing activities	(767,045)	(18,141)	(216,997)	–	(1,002,183)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2018

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	666,232	–	26,900	–	693,132
Principal repayments on credit facilities	(228,223)	–	(26,900)	–	(255,123)
Payment of debt issuance costs	(5,097)	–	–	–	(5,097)
Capital lease payments	(236,683)	–	–	–	(236,683)
Employee stock ownership plan stock	(203)	–	–	–	(203)
Common stock dividend paid	(29,385)	–	–	–	(29,385)
Investment contract deposits	–	–	300,920	–	300,920
Investment contract withdrawals	–	–	(109,641)	–	(109,641)
Net cash provided by financing activities	166,641	–	191,279	–	357,920

Effects of exchange rate on cash	(9,435)	–	–	–	(9,435)

Increase (decrease) in cash and cash equivalents	203,230	(924)	22,691	–	224,997
Cash and cash equivalents at beginning of period	702,036	6,639	50,713	–	759,388
Cash and cash equivalents at end of period	$905,266	$5,715	$73,404	$–	$984,385
	(page 2 of 2)
(a) Balance for the period ended September 30, 2018

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended December 31, 2019
Total revenues	$886,731	$41,149	$927,880
Depreciation and amortization, net of (gains) losses on disposal	174,669	3,979	178,648
Interest expense	39,042	931	39,973
Pretax earnings (loss)	40,606	(277)	40,329
Income tax expense	9,303	94	9,397
Identifiable assets	12,575,914	418,408	12,994,322

Quarter Ended December 31, 2018
Total revenues	$880,767	$38,324	$919,091
Depreciation and amortization, net of (gains) losses on disposal	147,868	2,259	150,127
Interest expense	34,051	776	34,827
Pretax earnings	100,832	2,190	103,022
Income tax expense	23,828	559	24,387
Identifiable assets	11,285,627	360,133	11,645,760

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine Months Ended December 31, 2019
Total revenues	$3,008,067	$149,276	$3,157,343
Depreciation and amortization, net of (gains) losses on disposal	471,535	10,006	481,541
Interest expense	115,523	2,460	117,983
Pretax earnings	411,565	8,832	420,397
Income tax expense	97,951	2,766	100,717
Identifiable assets	12,575,914	418,408	12,994,322

Nine Months Ended December 31, 2018
Total revenues	$2,901,908	$141,267	$3,043,175
Depreciation and amortization, net of (gains) losses on disposal	416,784	4,335	421,119
Interest expense	102,924	2,187	105,111
Pretax earnings	472,302	15,577	487,879
Income tax expense	113,712	4,141	117,853
Identifiable assets	11,285,627	360,133	11,645,760

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$292	$277
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	241	235
Other components	22	18
Total other components of net periodic benefit costs	263	253
Net periodic postretirement benefit cost	$555	$530

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$876	$831
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	723	707
Other components	67	53
Total other components of net periodic benefit costs	790	760
Net periodic postretirement benefit cost	$1,666	$1,591

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
As of December 31, 2019	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$200,164	$–	$–	$200,164	$200,164
Mortgage loans, net	259,867	–	–	259,867	259,867
Other investments	76,860	–	–	76,860	76,860
Total	$536,891	$–	$–	$536,891	$536,891

Liabilities
Notes, loans and finance/capital leases payable	4,548,609	–	4,548,609	–	4,548,609
Total	$4,548,609	$–	$4,548,609	$–	$4,548,609

	Fair Value Hierarchy
	Carrying				Total Estimated
As of March 31, 2019	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$224,785	$–	$–	$224,785	$224,785
Mortgage loans, net	225,829	–	–	225,829	225,829
Other investments	74,907	–	–	74,907	74,907
Total	$525,521	$–	$–	$525,521	$525,521

Liabilities
Notes, loans and leases payable	4,192,243	–	4,192,243	–	4,192,243
Total	$4,192,243	$–	$4,192,243	$–	$4,192,243

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of December 31, 2019 and March 31, 2019 that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of December 31, 2019	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$476,776	$476,776	$–	$–
Fixed maturities - available for sale	2,440,404	7,607	2,432,578	219
Preferred stock	9,076	9,076	–	–
Common stock	19,988	19,988	–	–
Derivatives	4,795	4,795	–	–
Total	$2,951,039	$518,242	$2,432,578	$219

Liabilities
Derivatives	1,415	–	1,415	–
Total	$1,415	$–	$1,415	$–

As of March 31, 2019	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$463,847	$463,599	$248	$–
Fixed maturities - available for sale	2,209,761	7,327	2,202,213	221
Preferred stock	8,257	8,257	–	–
Common stock	17,379	17,379	–	–
Derivatives	1,607	1,468	139	–
Total	$2,700,851	$498,030	$2,202,600	$221

Liabilities
Derivatives	–	–	–	–
Total	$–	$–	$–	$–

The fair value measurements for our assets using significant unobservable inputs (Level 3) were $ 0.2 million for both December 31, 2019 and March 31, 2019.

15. Revenue Recognition

Revenue Recognized in Accordance with Topic 606

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) , an updated standard on revenue recognition. The standard outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires expanded disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 became effective for us on April 1, 2018 and was adopted on a modified retrospective basis. Due to insignificant changes in our revenue recognition pattern for applicable revenue streams as a result of the updated guidance, there was no cumulative effect recorded.   Additionally, we elected to use the practical expedient for contracts that begin and end within the same reporting period in applying the updated guidance to our applicable revenue streams. We performed an impact assessment by analyzing certain existing material revenue transactions and arrangements that are representative of our business segments and their revenue streams. Additionally, we assessed any potential impacts on our internal controls and processes related to both the implementation and ongoing compliance of the new guidance.   The adoption of the standard did not have a material effect on our Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows.

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of December 31, 2019 and March 31, 2019.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct in accordance with paragraph 606-10-25-19. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance for the Management Fee component of the compensation received in exchange for the service. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. Historically, these fees have been recognized once fully determinable. Under Topic 606, we measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the third quarter of fiscal 2020 did not have a material effect on our financial statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ending December 31,
	2020	2021	2022	2023	2024	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$3,101	$–	$–	$–	$–	$–
Property lease revenues	21,081	17,122	13,577	10,414	7,458	58,598
Total	$24,182	$17,122	$13,577	$10,414	$7,458	$58,598

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

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$31,695	$662,498
Revenues recognized at a point in time:	64,802	65,372
Total revenues recognized under ASC 606	96,497	727,870

Revenues recognized under ASC 842 or 840	745,378	102,863
Revenues recognized under ASC 944	52,223	56,147
Revenues recognized under ASC 320	33,782	32,211
Total revenues	$927,880	$919,091

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$119,760	$2,255,541
Revenues recognized at a point in time:	242,238	240,281
Total revenues recognized under ASC 606	361,998	2,495,822

Revenues recognized under ASC 842 or 840	2,540,372	301,551
Revenues recognized under ASC 944	152,344	160,759
Revenues recognized under ASC 320	102,629	85,043
Total revenues	$3,157,343	$3,043,175

In the above tables, the revenues recognized over time include self-moving equipment rentals, property management fees, the shipping fees associated with U-Box rentals and a portion of other revenues for the third quarter and first nine months ended December 31, 2018. Whereas revenues recognized at a point in time include self-moving and self-storage products and service sales and a portion of other revenues . Self-moving equipment rentals are now in revenues recognized under ASC 842/840 as of April 1, 2019.

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

16.   Accounting Pronouncements

Adoption of New Accounting Pronouncements

On April 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) along with related updates, which require a lessee to recognize all leases with terms greater than 12 months on their balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term. The new leasing standard does not significantly change a lessee’s recognition, measurement and presentation of expenses and cash flows. Additionally, Topic 842 aligns key aspects of lessor accounting with the new revenue recognition guidance in Topic 606 (see   ASU 2014-09 on the previous page) and expands disclosure of key information about leasing arrangements in an attempt to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases . We have determined portions of the vehicle rental contracts that convey the right to control the use of identified assets are within the scope of the accounting guidance contained in the new leasing standard. As we disclosed in our discussion of ASU 2014-09, the Company’s rental related revenues are accounted for under the revenue accounting standard Topic 606.

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

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires the measurement and recognition of expected credit losses held at amortized cost. This new standard requires the use of forward-looking information to estimate credit losses and requires credit losses for available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction in the amortized cost basis. This update is effective for public companies for annual reporting periods beginning after December 15, 2019. In November 2019, the FASB released ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarified narrow issues within ASU 2016-13. Specifically, the four main clarifications include: expected recoveries for purchased financial assets with credit deterioration; transition relief for troubled debt restructurings; disclosures for accrued interest receivables; and financial assets backed by collateral maintenance provisions. We are currently evaluating the impact of these standards on our consolidated financial statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2020, compared with the third quarter and first nine months of fiscal 2019, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2020.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities, portable moving and storage units and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage units and portable moving and storage units available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our eMove ® capabilities.

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

Moving and Storage

Moving and Storage consists of the rental of trucks, trailers, portable moving and storage units, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul ® throughout the United States and Canada.

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

uhaul.com ® is an online marketplace that connects consumers to our operations as well as independent Moving Help ® service providers and thousands of independent Self-Storage Affiliates. Our network of customer rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services throughout the United States and Canada. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Property and Casualty Insurance

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove ® , Safetow ® , Safemove Plus ® , Safestor ® and Safestor Mobile ® protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for Property and Casualty Insurance includes offering property and casualty insurance products in other U-Haul related programs.

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

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense incurred during the initial construction of buildings and rental equipment is considered part of cost. Depreciation is computed for financial reporting purposes using the straight-line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment other than real estate (“personal property”) are netted against depreciation expense when realized. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of the changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, the Company changed its depreciation policy to raise the value threshold before certain assets are capitalized. This change in procedure results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had additional operating expenses of $22.5 million and $16.0 million in the first nine months of fiscal 2020 and 2019, respectively. This change in procedure is benefiting the Company through the immediate recognition of tax deductible costs.

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

Although we intend to sell our used vehicles for prices approximating book value, the extent to which we realize a gain or loss on the sale of used vehicles is dependent upon various factors, including, but not limited to, the general state of the used vehicle market, the age and condition of the vehicle at the time of its disposal and the depreciation rates with respect to the vehicle . We typically sell our used vehicles at our sales centers throughout the United States and Canada, on our website at uhaul.com/trucksales or by phone at 1-866-404-0355. Additionally, we sell a large portion of our pickup and cargo van fleet at automobile dealer auctions.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment, including, but not limited to, our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in the third quarter of fiscal 2020 or 2019.

Income Taxes

We file a consolidated tax return with all of our legal subsidiaries.

Our tax returns are periodically reviewed by various taxing authorities. The final outcome of these audits may cause changes that could materially impact our financial results.

Fair Values

Fair values of cash equivalents approximate carrying value due to the short period of time to maturity. Fair values of short term investments, investments available-for-sale, long-term investments, mortgage loans and notes on real estate, and interest rate swap contracts are based on quoted market prices, dealer quotes or discounted cash flows. Fair values of trade receivables approximate their recorded value.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2019 compared with the Quarter Ended December 31, 2018

Listed below, on a consolidated basis, are revenues for our major product lines for the third quarter of fiscal 2020 and the third quarter of fiscal 2019:

	Quarter Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$621,471	$626,136
Self-storage revenues	106,701	93,392
Self-moving and self-storage products and service sales	54,454	55,665
Property management fees	9,098	7,899
Life insurance premiums	31,164	34,778
Property and casualty insurance premiums	19,267	17,668
Net investment and interest income	33,782	32,211
Other revenue	51,943	51,342
Consolidated revenue	$927,880	$919,091

Self-moving equipment rental revenues decreased $4.7 million during the third quarter of fiscal 2020, compared with the third quarter of fiscal 2019. The decline was a result of a reduction in our Corporate Account business.   The third quarter of fiscal 2019 experienced a higher than usual volume of Corporate Account rentals.   Outside of that portion of the business, we had revenue increases for both our In-town and one-way markets.   We increased the number of retail locations, trucks, trailers and towing devices in the rental fleet compared to the same period last year.

Self-storage revenues increased $13.3 million during the third quarter of fiscal 2020, compared with the third quarter of fiscal 2019.   The average monthly number of occupied units increased by 16%, or 45,000 units, during the third quarter of fiscal 2020 compared with the same period last year.   The growth in revenues comes from a combination of occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 6.1 million net rentable square feet, or an 18% increase, with approximately 1.2 million of that coming on during the third quarter of fiscal 2020.

Sales of self-moving and self-storage products and services decreased $1.2 million for the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019 due to decreases in the sales of moving supplies and sales of propane.

Life insurance premiums decreased $3.6 million during the third quarter of fiscal 2020, compared with the third quarter of fiscal 2019 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $1.6 million during the third quarter of fiscal 2020, compared with the third quarter of fiscal 2019. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income increased $1.6 million during the third quarter of fiscal 2020, compared with the third quarter of fiscal 2019. The increase was from a larger invested asset base and positive changes in equity valuations offset by a decrease in realized investment gains.

Other revenue increased $0.6 million during the third quarter of fiscal 2020, compared with the third quarter of fiscal 2019, primarily coming from our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2020 and the third quarter of fiscal 2019. The insurance companies’ third quarters ended September 30, 2019 and 2018.

	Quarter Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$846,364	$838,928
Earnings from operations before equity in earnings of subsidiaries	61,769	119,959
Property and casualty insurance
Revenues	25,366	22,146
Earnings from operations	9,884	11,001
Life insurance
Revenues	58,889	60,435
Earnings from operations	9,190	7,429
Eliminations
Revenues	(2,739)	(2,418)
Earnings from operations before equity in earnings of subsidiaries	(278)	(287)
Consolidated results
Revenues	927,880	919,091
Earnings from operations	80,565	138,102

Total costs and expenses increased $66.3 million during the third quarter of fiscal 2020, compared with the third quarter of fiscal 2019. Operating expenses for Moving and Storage increased $39.6 million, largely from personnel, liability costs, utility costs and property taxes. Repair costs associated with the rental fleet experienced a $13.6 million increase during the quarter. Net losses from the disposal of rental equipment increased $2.9 million.   Depreciation expense associated with our rental fleet increased $16.6 million to $129.2 million due to a larger fleet.   Depreciation expense on all other assets, largely from buildings and improvements, increased $7.0 million to $38.8 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $57.5 million to $80.6 million for the third quarter of fiscal 2020, compared with $138.1 million for the third quarter of fiscal 2019.

Interest expense for the third quarter of fiscal 2020 was $40.0 million, compared with $34.8 million for the third quarter of fiscal 2019, due to increased borrowings.

Income tax expense was $9.4 million for the third quarter of fiscal 2020, compared with $24.4 million for the third quarter of fiscal 2019.

As a result of the above-mentioned items, earnings available to common stockholders were $30.9 million for the third quarter of fiscal 2020, compared with $78.6 million for the third quarter of fiscal 2019.

Basic and diluted earnings per share for the third quarter of fiscal 2020 were $1.58, compared with $4.01 for the third quarter of fiscal 2019.

The weighted average common shares outstanding basic and diluted were 19,607,788 for the third quarter of fiscal 2020, compared with 19,591,963 for the third quarter of fiscal 2019.

Moving and Storage

Quarter Ended December 31, 2019 compared with the Quarter Ended December 31, 2018

Listed below are revenues for our major product lines at Moving and Storage for the third quarter of fiscal 2020 and the third quarter of fiscal 2019:

	Quarter Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$622,902	$627,543
Self-storage revenues	106,701	93,392
Self-moving and self-storage products and service sales	54,454	55,665
Property management fees	9,098	7,899
Net investment and interest income	2,351	4,364
Other revenue	50,858	50,065
Moving and Storage revenue	$846,364	$838,928

Self-moving equipment rental revenues decreased $4.6 million during the third quarter of fiscal 2020, compared with the third quarter of fiscal 2019.   The decline was a result of a reduction in our Corporate Account business.   The third quarter of fiscal 2019 experienced a higher than usual volume of Corporate Account rentals.   Outside of that portion of the business, we had revenue increases for both our In-town and one-way markets.   We increased the number of retail locations, trucks, trailers and towing devices in the rental fleet compared to the same period last year.

Self-storage revenues increased $13.3 million during the third quarter of fiscal 2020, compared with the third quarter of fiscal 2019.   The average monthly number of occupied units increased by 16%, or 45,000 units, during the third quarter of fiscal 2020 compared with the same period last year.   The growth in revenues comes from a combination of occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 6.1 million net rentable square feet, or an 18% increase, with approximately 1.2 million of that coming on during the third quarter of fiscal 2020.

Sales of self-moving and self-storage products and services decreased $1.2 million for the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019 due to decreases in the sales of moving supplies and sales of propane.

Net investment and interest income decreased $2.0 million during the third quarter of fiscal 2020, compared with the third quarter of fiscal 2019 due to decreased invested cash balances.

Other revenue increased $0.8 million during the third quarter of fiscal 2020, compared with the third quarter of fiscal 2019 caused primarily by the U-Box ® program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	487	411
Square footage as of December 31	40,835	34,693
Average monthly number of units occupied	323	277
Average monthly occupancy rate based on unit count	66.9%	68.0%
Average monthly square footage occupied	29,318	25,126

Over the last twelve months, we added approximately 6.1 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 4.0%.

Total costs and expenses increased $65.6 million during the third quarter of fiscal 2020, compared with the third quarter of fiscal 2019. Operating expenses increased $39.6 million, largely from personnel, liability costs, utility costs and property taxes. Repair costs associated with the rental fleet experienced a $13.6 million increase during the quarter. Net losses from the disposal of rental equipment increased $2.9 million.   Depreciation expense associated with our rental fleet increased $16.6 million to $129.2 million due to a larger fleet.   Depreciation expense on all other assets, largely from buildings and improvements, increased $7.0 million to $38.8 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, decreased $58.2 million to $61.8 million for the third quarter of fiscal 2020, compared with $120.0 million for the third quarter of fiscal 2019.

Equity in the earnings of AMERCO’s insurance subsidiaries was $15.2 million for the third quarter of fiscal 2020, compared with $14.7 million for the third quarter of fiscal 2019.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $77.0 million for the third quarter of fiscal 2020, compared with $134.6 million for the third quarter of fiscal 2019.

Property and Casualty Insurance

Quarter Ended September 30, 2019 compared with the Quarter Ended September 30, 2018

Net premiums were $20.0 million and $18.1 million for the third quarters ended September 30, 2019 and 2018, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $5.3 million and $4.0 million for the third quarters ended September 30, 2019 and 2018, respectively. The increase in equity valuations of $4.1 million were offset by a decrease in realized investment gains of $2.8 million.

Benefits and losses incurred were $6.2 million and $1.7 million for the third quarters ended September 30, 2019 and 2018, respectively. The increase was due to unfavorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $9.9 million and $11.0 million for the third quarters ended September 30, 2019 and 2018, respectively.

Life Insurance

Quarter Ended September 30, 2019 compared with the Quarter Ended September 30, 2018

Net premiums were $31.2 million and $34.8 million for the third quarters ended September 30, 2019 and 2018, respectively.   Medicare Supplement premiums decreased by $2.8 million due to the minimal new sales and policy decrements on the existing business offset by premium rate increases. Premiums on the remaining lines of business decreased $0.8 million. Deferred annuity deposits were $50.6 million or $55.7 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $26.6 million and $24.2 million for the third quarters ended September 30, 2019 and 2018, respectively. Net investment income from fixed maturities increased $2.3 million from a larger invested assets base.

Net operating expenses were $5.0 million and $5.2 million for the third quarters ended September 30, 2019 and 2018, respectively. The decrease was due to a reduction in commission expenses.

Benefits and losses incurred were $36.7 million and $41.1 million for the third quarters ended September 30, 2019 and 2018, respectively. The decrease was due to a $2.8 million reduction in Medicare Supplement benefits from the declining policies in force, along with a $1.7 million decrease in life insurance benefits primarily due to the termination of a life reinsurance contract with one of our reinsurers in the fourth quarter of 2018. Benefits on the remaining lines of business increased $0.1 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $8.0 million and $6.7 million for the third quarters ended September 30, 2019 and 2018, respectively. The increase was primarily due to the increased DAC amortization on annuities.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $9.2 million and $7.4 million for the third quarters ended September 30, 2019 and 2018, respectively.

AMERCO and Consolidated Entities

Nine Months Ended December 31, 2019 compared with the Nine Months Ended December 31, 2018

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2020 and the first nine months of fiscal 2019:

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,174,392	$2,124,451
Self-storage revenues	309,940	271,097
Self-moving and self-storage products and service sales	207,601	207,819
Property management fees	23,487	22,507
Life insurance premiums	96,229	107,586
Property and casualty insurance premiums	51,056	46,732
Net investment and interest income	102,629	85,043
Other revenue	192,009	177,940
Consolidated revenue	$3,157,343	$3,043,175

Self-moving equipment rental revenues increased $49.9 million during the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019.   Revenue and transactions for both our In-town and one-way markets improved for trucks and trailers.   We increased the number of retail locations, trucks, trailers and towing devices in the rental fleet compared to the same period last year.

Self-storage revenues increased $38.8 million during the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019.   The average monthly number of occupied units increased by 16%, or 44,000 units, during the first nine months of fiscal 2020 compared with the same period last year.   The growth in revenues comes from a combination of occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 6.1 million net rentable square feet, or an 18% increase, with approximately 4.6 million of that coming on during the first nine months of fiscal 2020.

Sales of self-moving and self-storage products and services decreased $0.2 million for the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019.

Life insurance premiums decreased $11.4 million during the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $4.3 million during the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income increased $17.6 million during the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019. Changes in the market value of unaffiliated common stocks held in our insurance subsidiary accounted for $8.0 million of the increase.

Other revenue increased $14.1 million during the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019, primarily coming from growth in our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2020 and the first nine months of fiscal 2019. The insurance companies’ first nine months ended September 30, 2019 and 2018.

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$2,916,314	$2,813,747
Earnings from operations before equity in earnings of subsidiaries	492,652	556,228
Property and casualty insurance
Revenues	69,199	58,557
Earnings from operations	27,442	21,573
Life insurance
Revenues	179,069	177,910
Earnings from operations	19,912	16,812
Eliminations
Revenues	(7,239)	(7,039)
Earnings from operations before equity in earnings of subsidiaries	(836)	(863)
Consolidated results
Revenues	3,157,343	3,043,175
Earnings from operations	539,170	593,750

Total costs and expenses increased $168.7 million during the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019. Operating expenses for Moving and Storage increased $112.9 million, largely from personnel, liability costs, freight expense, utility costs and property taxes. Repair costs associated with the rental fleet experienced a $15.0 million increase. Net gains from the disposal of rental equipment increased $3.4 million.   Depreciation expense associated with our rental fleet increased $42.1 million to $383.6 million due to a larger fleet.   Depreciation expense on all other assets, largely from buildings and improvements, increased $21.0 million to $111.2 million. Gains on the disposal of real estate increased $1.3 million mostly due to the condemnation of a property in the first quarter of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $539.2 million for the first nine months of fiscal 2020, as compared with $593.8 million for the first nine months of fiscal 2019.

Interest expense for the first nine months of fiscal 2020 was $118.0 million, compared with $105.1 million for the first nine months of fiscal 2019, primarily due to increased borrowings.

Income tax expense was $100.7 million for the first nine months of fiscal 2020, compared with $117.9 million for first nine months of fiscal 2019.

As a result of the above-mentioned items, earnings available to common shareholders were $319.7 million for the first nine months of fiscal 2020, compared with $370.0 million for the first nine months of fiscal 2019.

Basic and diluted earnings per common share for the first nine months of fiscal 2020 were $16.31, compared with $18.89 for the first nine months of fiscal 2019.

The weighted average common shares outstanding basic and diluted were 19,602,484 for the first nine months of fiscal 2020, compared with 19,591,282 for the first nine months of fiscal 2019.

Moving and Storage

Nine Months Ended December 31, 2019 compared with the Nine Months Ended December 31, 2018

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2020 and the first nine months of fiscal 2019:

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,177,697	$2,128,120
Self-storage revenues	309,940	271,097
Self-moving and self-storage products and service sales	207,601	207,819
Property management fees	23,487	22,507
Net investment and interest income	8,649	9,757
Other revenue	188,940	174,447
Moving and Storage revenue	$2,916,314	$2,813,747

Self-moving equipment rental revenues increased $49.6 million during the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019.   Revenue and transactions for both our In-town and one-way markets improved for trucks and trailers.   We increased the number of retail locations, trucks, trailers and towing devices in the rental fleet compared to the same period last year.

Self-storage revenues increased $38.8 million during the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019.   The average monthly number of occupied units increased by 16%, or 44,000 units, during the first nine months of fiscal 2020 compared with the same period last year.   The growth in revenues comes from a combination of occupancy gains at existing locations and from the addition of new facilities to the portfolio. Over the last twelve months, we added approximately 6.1 million net rentable square feet, or an 18% increase, with approximately 4.6 million of that coming on during the first nine months of fiscal 2020.

Sales of self-moving and self-storage products and services decreased $0.2 million for the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019.

Net investment and interest income decreased $1.1 million during the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019 due to decreased invested cash balances.

Other revenue increased $14.5 million during the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019, primarily coming from growth in our U-Box ® program.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	487	411
Square footage as of December 31	40,835	34,693
Average monthly number of units occupied	316	272
Average monthly occupancy rate based on unit count	68.2%	69.4%
Average monthly square footage occupied	28,646	24,553

Over the last twelve months, we added approximately 6.1 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 4.0%.

Total costs and expenses increased $166.1 million during the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019. Operating expenses increased $112.9 million, largely from personnel, liability costs, freight expense, utility costs and property taxes. Repair costs associated with the rental fleet experienced a $15.0 million increase. Net gains from the disposal of rental equipment increased $3.4 million.   Depreciation expense associated with our rental fleet increased $42.1 million to $383.6 million due to a larger fleet.   Depreciation expense on all other assets, largely from buildings and improvements, increased $21.0 million to $111.2 million. Gains on the disposal of real estate increased $1.3 million mostly due to the condemnation of a property in the first quarter of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $492.7 million for the first nine months of fiscal 2020, compared with $556.2 million for the first nine months of fiscal 2019.

Equity in the earnings of AMERCO’s insurance subsidiaries was $37.9 million for the first nine months of fiscal 2020, compared with $30.3 million for the first nine months of fiscal 2019.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $530.6 million for the first nine months of fiscal 2020, compared with $586.5 million for the first nine months of fiscal 2019.

Property and Casualty Insurance

Nine Months Ended September 30, 2019 compared with the Nine Months Ended September 30, 2018

Net premiums were $53.4 million and $48.4 million for the nine months ended September 30, 2019 and 2018, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $15.8 million and $10.1 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in equity valuations of $8.0 million were offset by a decrease in realized investment gains of $2.8 million.

Net operating expenses were $26.8 million and $26.0 million for the nine months ended September 30, 2019 and 2018, respectively. The change was due to an increase in commissions, decreased loss adjusting fees and subrogation income.

Benefits and losses incurred were $15.0 million and $11.0 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was due to unfavorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $27.4 million and $21.6 million for the nine months ended September 30, 2019 and 2018, respectively.

Life Insurance

Nine Months Ended September 30, 2019 compared with the Nine Months Ended September 30, 2018

Net premiums were $96.2 million and $107.6 million for the nine months ended September 30, 2019 and 2018, respectively. Medicare Supplement premiums decreased by $8.5 million due to the minimal new sales and declined premiums on the existing business offset by rate increases on renewal premiums. Life premiums decreased by $1.8 million, primarily due to the termination of a reinsurance contract with one of our reinsurers in the fourth quarter of 2018. In addition, the remaining lines of business premiums decreased by $1.1 million. Deferred annuity deposits were $156.5 million or $114.5 million below prior year and are accounted for on balance sheet as deposits rather than premiums.

Net investment income was $79.4 million and $66.4 million for the nine months ended September 30, 2019 and 2018, respectively. Net investment income from fixed maturities increased $9.6 million from a larger invested assets base. The increase in realized capital gains and mortgage prepayment gain was $4.1 million, coupled with a $2.9 million increase in realized gain on derivatives used as hedges for our fixed indexed annuities. This was partially offset by a $3.6 million decrease in the investment income from other invested assets, primarily from a reduced allocation to mortgage loans.

Net operating expenses were $15.8 million and $16.3 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease was primarily due to decreased commission expense.

Benefits and losses incurred were $122.7 million and $126.2 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease was due to a $8.6 million reduction in Medicare supplement benefits from the declined policies in force along with a $3.7 million decrease in life insurance benefits and supplementary annuity contract disbursements. This was partially offset by an $8.8 million increase in interest credited to policyholders on a larger annuity deposit base.

Amortization of DAC, SIA and VOBA was $20.6 million and $18.6 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily due to a higher DAC amortization on annuities from the increased asset base supported by continued sales.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $19.9 million and $16.8 million for the nine months ended September 30, 2019 and 2018, respectively.

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

As of December 31, 2019, cash and cash equivalents totaled $632.0 million, compared with $673.7 million as of March 31, 2019. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of December 31, 2019 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$604,176	$5,868	$21,907
Other financial assets	145,381	480,732	2,459,926
Debt obligations	4,548,609	–	–

(a) As of September 30, 2019

As of December 31, 2019, Moving and Storage had additional cash available under existing credit facilities of $55.0 million.   The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $74.3 million in the first nine months of fiscal 2020 compared with the first nine months of fiscal 2019. The increase was primarily due to the timing of the settlement of receivables, payables and intercompany transactions.

Net cash used in investing activities increased $418.1 million in the first nine months of fiscal 2020, compared with the first nine months of fiscal 2019. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions, increased $592.5 million. Cash from the sales of property, plant and equipment increased $37.9 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $125.4 million due to reduced investment purchases.

Net cash provided by financing activities increased $62.5 million in the first nine months of fiscal 2020, as compared with the first nine months of fiscal 2019. This was due to a combination of decreased debt payments of $29.8 million, increased finance/capital lease repayments of $10.5 million, an increase in cash from borrowings of $174.7 million, a decrease in net annuity deposits from Life Insurance of $142.8 million, and a decrease in dividends paid of $9.8 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2020, we will reinvest in our truck and trailer rental fleet approximately $710 million, net of equipment sales excluding any lease buyouts. Through the first nine months of fiscal 2020, we have invested, net of equipment sales, $570 million before any lease buyouts in our truck and trailer fleet of this projected amount. Fleet investments in fiscal 2020 and beyond will be dependent upon several factors, including availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2020 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors, including cost and tax consequences, when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions, which may alter the cost or availability of financing options.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations and sales. Our plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. We are funding these development projects through loans and internally generated funds. For the first nine months of fiscal 2020, we invested $600 million in real estate acquisitions, new construction and renovation and major repairs. For fiscal 2020, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $1,318.1 million and $763.5 million for the first nine months of fiscal 2020 and 2019, respectively. The components of our net capital expenditures are provided in the following table:

	Nine Months Ended December 31,
	2019	2018
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$1,160,892	$882,186
Equipment lease buyouts	61,781	18,697
Purchases of real estate, construction and renovations	599,815	639,268
Other capital expenditures	95,374	40,500
Gross capital expenditures	1,917,862	1,580,651
Less: Lease proceeds	–	(255,286)
Less: Sales of property, plant and equipment	(599,797)	(561,848)
Net capital expenditures	$1,318,065	$763,517

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

Property and Casualty Insurance’s stockholder’s equity was $239.6 million and $222.4 million as of September 30, 2019 and December 31, 2018, respectively. The increase resulted from net earnings of $21.7 million, an increase in other comprehensive income of $17.0 million offset by the $21.6 million dividend paid to AMERCO.   Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net deposits for the nine months as of September 30, 2019 were $48.5 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $418.4 million and $311.7 million as of September 30, 2019 and December 31, 2018, respectively. The increase resulted from net earnings of $16.2 million and an increase in other comprehensive income of $90.5 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of September 30, 2019, Oxford had outstanding deposits of $60.0 million through its membership in the FHLB system.   For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $872.2 million and $813.1 million for the first nine months of fiscal 2020 and 2019, respectively. The increase was primarily due to the timing of the settlement of receivables, payables and intercompany transactions.

Property and Casualty Insurance

Net cash provided by operating activities were $19.8 million and $17.2 million for the first nine months ended September 30, 2019 and 2018, respectively. The increase was the result of an increase in net earnings.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $11.5 million and $11.2 million as of September 30, 2019 and December 31, 2018, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $61.0 million and $48.4 million for the first nine months ended September 30, 2019 and 2018, respectively. The increase in operating cash flows was primarily due to an increase in investment income on a larger invested asses base and decrease in commissions expense on reduced premiums along with timing of settlement of payables.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of September 30, 2019 and December 31, 2018, cash and cash equivalents and short-term investments amounted to $42.0 million and $24.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of December 31, 2019, we had available borrowing capacity under existing credit facilities of $55.5 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

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

The available-for-sale securities held by us are recorded at fair value. These values are determined primarily from actively traded markets where prices are based either on direct market quotes or observed transactions. Liquidity is a factor considered during the determination of the fair value of these securities. Market price quotes may not be readily available for certain securities or the market for them has slowed or ceased. In situations where the market is determined to be illiquid, fair value is determined based upon limited available information and other factors, including expected cash flows. As of December 31, 2019, we had $0.2 million of available-for-sale assets classified in Level 3.

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

Fiscal 2020 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals. Revenue in the U-Move ® program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to unforeseen events including adverse economic conditions or heightened competition that is beyond our control.

With respect to our storage business, we have added new locations and expanded at existing locations. In fiscal 2020, we are actively looking to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box ® program throughout fiscal 2020.

Property and Casualty Insurance will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove ® , Safetow ® , Safemove Plus ® , Safestor ® and Safestor Mobile ® protection packages to U-Haul customers.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of December 31, 2019:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$85,000	$(475)	6/28/2019	6/15/2022	1.76%	1 Month LIBOR
75,000	(460)	6/28/2019	6/30/2022	1.78%	1 Month LIBOR
75,000	(480)	6/28/2019	10/31/2022	1.77%	1 Month LIBOR

As of December 31, 2019, we had $1,115.4 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $8.8 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of September 30, 2019 and December 31, 2018, these derivative hedges had a net market value of $4.7 million and $1.5 million, with notional amounts of $264.3 million and $284.0   million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.7% and 4.6% of our revenue was generated in Canada during the first nine months of fiscal 2020 and 2019, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, estimates of capital expenditures, plans for future operations, products or services, financing needs, plans and strategies, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity and the availability of financial resources to meet our needs, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, our beliefs regarding our sustainable practices, our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box ® program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our capital resources and the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
4.1	Thirty-sixth Supplemental Indenture and Pledge and Security Agreement dated May 3, 2019, by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.2	Thirty-seventh Supplemental Indenture and Pledge and Security Agreement dated Dec 10, 2019 by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 10, 2019, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2020	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Duly Authorized Officer)

Date: February 5, 2020	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: February 5, 2020	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer