Form 10-K
period 2020-03-31
AMERCO /NV/
filed 2020-05-27
CIK 4457

United States Securities and exchange commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15( d ) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2020

or

☐ Transition report pursuant to section 13 or 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to _________________

Commission File Number 001-11255

State or other jurisdiction of incorporation or organization	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
Nevada		88-0106815

AMERCO
(A Nevada Corporation)
5555 Kietzke Lane , Ste. 100
Reno , Nevada 89511
Telephone (775) 688-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.25 par value	UHAL	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.   Yes   ☐   No   ☒

Indicate by check mark whether the registrant   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒    Accelerated Filer   ☐

Non-accelerated Filer   ☐    Smaller Reporting Company   ☐

Emerging Growth Company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2019 was $ 3,494,102,743 . The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at May 22, 2020.

Documents incorporated by reference: portions of AMERCO’s definitive proxy statement for the 2020 annual meeting of stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2020, are incorporated by reference into Part III of this report.

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

We were founded in 1945 as a sole proprietorship under the name "U-Haul Trailer Rental Company" and have rented trailers ever since. Starting in 1959, we rented trucks on a one-way and in-town basis exclusively through independent U-Haul ® dealers. In 1973, we began developing our network of U-Haul ® managed retail stores, through which we rent our trucks and trailers, self-storage units and portable moving and storage units and sell moving and self-storage products and services to complement our independent dealer network.

We rent our distinctive orange and white U-Haul ® trucks and trailers as well as offer self-storage units through a network of 2,065 Company-operated retail moving stores and over 20,100 independent U-Haul ® dealers. We also sell U-Haul ® brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our uhaul.com ® and eMove ® websites.

We believe U-Haul ® is the most convenient supplier of products and services addressing the needs of the United States and Canada’s “do-it-yourself” moving and storage markets. Our broad geographic coverage throughout the United States and Canada and our extensive selection of U-Haul ® brand moving equipment rentals, self-storage units, portable moving and storage units and related moving and storage products and services provide our customers with convenient “one-stop” shopping.

Since 1945, U-Haul ® has incorporated sustainable practices into its everyday operations. We believe that our basic business premise of equipment sharing helps reduce greenhouse gas emissions and reduces the inventory of total large capacity vehicles. We continue to look for ways to reduce waste within our business and are dedicated to manufacturing reusable components and recyclable products. We believe that our commitment to sustainability, through our products and services and everyday operations has helped us to reduce our impact on the environment.

Through Repwest Insurance Company (“Repwest”) and ARCOA Risk Retention Group ("ARCOA"), our property and casualty insurance subsidiaries, we manage the property, liability and related insurance claims processing for U-Haul ® . Oxford Life Insurance Company (“Oxford”), our life insurance subsidiary, sells life insurance, Medicare supplement insurance, annuities and other related products to the senior market.

Available Information

AMERCO ® and U-Haul ® are each incorporated in Nevada. The internet address for U-Haul is uhaul.com. On AMERCO’s investor relations website, amerco.com, we post the following filings as soon as practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, proxy statements related to meetings of our stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also use our investor relations website as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD. All such filings on our website are available free of charge. Additionally, you will find these materials on the SEC’s website at sec.gov.

Products and Rental Equipment

Our customers are primarily “do-it-yourself” household movers. U-Haul ® moving equipment is specifically designed, engineered and manufactured for the “do-it-yourself” household mover. These “do-it-yourself” movers include individuals and families moving their belongings from one home to another, college students moving their belongings, vacationers and sports enthusiasts needing extra space or having special towing needs, people trying to save on home furniture and home appliance delivery costs, and “do-it-yourself” home remodeling and gardening enthusiasts who need to transport materials.

As of March 31, 2020, our rental fleet consisted of approximately 176,000 trucks, 127,000 trailers and 41,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving stores and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul ® rentals.

Our rental truck chassis are engineered by domestic truck manufacturers. These chassis are joined with the U-Haul ® designed and manufactured van boxes primarily at U-Haul ® operated manufacturing and assembly facilities strategically located throughout the United States. U-Haul ® rental trucks feature our proprietary Lowest Deck SM , which provides our customers with extra ease of loading. The loading ramps on our trucks are the widest in the industry, which reduce the effort needed to move belongings. Our trucks are fitted with convenient, padded rub rails with tie downs on every interior wall. Our Gentle Ride Suspension SM helps our customers safely move delicate and prized possessions. Also, the engineers at our U-Haul Technical Center determined that the softest ride in our trucks was at the front of the van box. Consequently, we designed the part of the van box that hangs over the front cab of the truck to be the location for our customers to place their most fragile items during their move. We call this area Mom’s Attic ® .

Our distinctive trailers are also manufactured at these same U-Haul ® operated manufacturing and assembly facilities. These trailers are well suited to the low profile of many of today’s newly manufactured automobiles. Our engineering staff is committed to making our trailers easy to tow, safe, aerodynamic and fuel efficient.

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

To help our customers load their boxes and larger household appliances and furniture, we offer several accessory rental items. Our utility dolly has a lightweight design and is easy to maneuver. Another rental accessory is our four wheel dolly, which provides a large, flat surface for moving dressers, wall units, pianos and other large household items. U-Haul ® appliance dollies provide the leverage needed to move refrigerators, freezers, washers and dryers easily and safely. These utility, furniture and appliance dollies, along with the low decks and the wide loading ramps on U-Haul ® trucks and trailers, are designed for easy loading and unloading of our customers’ belongings.

The total package U-Haul ® offers to the “do-it-yourself” household mover doesn’t end with trucks, trailers and accessory rental items. Our moving supplies include a wide array of affordably priced U-Haul ® brand boxes, tape and packing materials. We also provide specialty boxes for dishes, computers and sensitive electronic equipment, as well as tape, security locks, and packing supplies. U-Haul ® brand boxes are specifically sized to make loading easier.

We estimate that U-Haul ® is North America’s largest seller and installer of hitches and towing systems. In addition to towing U-Haul ® equipment, these hitching and towing systems can tow jet skis, motorcycles, boats, campers and horse trailers. Each year, millions of customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories.

U-Haul ® has one of North America’s largest propane refilling networks, with nearly 1,200 locations providing this convenient service. We employ trained, certified personnel to refill propane cylinders and alternative fuel vehicles. Our network of propane dispensing locations is one of the largest automobile alternative refueling networks in North America.

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul ® self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. As of March 31, 2020, we operate 1,745 self-storage locations in the United States and Canada, with over 774,000 rentable storage units comprising 66.7 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate-controlled storage units to protect temperature sensitive goods such as video tapes, albums, photographs and precious wood furniture.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our U-Box ® program.   A U-Box ® portable moving and storage unit is delivered to a location of our customer’s choosing either by the customers themselves through the use of a U-Box ® trailer, with the assistance of a Moving Helper or by Company personnel. Once the U-Box ® portable moving and storage unit is filled, it can be stored at the customer’s location, or taken to one of our Company operated locations, a participating independent dealer, or moved to a location of the customer’s choice.

Additionally, we offer moving and storage protection packages such as Safemove ® and Safetow ® . These programs provide moving and towing customers with a damage waiver, cargo protection and medical and life insurance coverage. Safestor ® provides protection for storage customers from loss on their goods in storage. Safestor Mobile ® provides protection for customers stored belongings when using our U-Box ® portable moving and storage units. For our customers who desire additional coverage over and above the standard Safemove ® protection, we also offer our Safemove Plus ® product. This package provides the rental customer with a layer of primary liability protection.

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

Through the U-Haul Storage Affiliates ® program, independent storage businesses can join one of the world’s largest self-storage reservation systems. Self-storage customers making a reservation through uhaul.com ® can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs. For the independent storage operator, our network gives them access to products and services allowing them to compete with larger operators more cost effectively.

We own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services. Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse affect on our business. We consider the trademark “U-Haul ® ” to be of material importance to our business in addition, but not limited to, the U.S. trademarks and service marks “AMERCO ® ”, “eMove ® ”, “Gentle Ride Suspension SM ”, “In-Town ® ”, “Lowest Decks SM ”, “Moving made Easier ® ”, “Make Moving Easier ® ”, “Mom’s Attic ® ”, “Moving Help ® ”, “Moving Helper ® ”, “Safemove ® ”, “Safemove Plus ® ”, “Safestor ® ”, “Safestor Mobile ® ”, “Safetow ® ”,   “U-Box ® ”, “uhaul.com ® ”, “U-Haul Investors Club ® ”, “U-Haul Truck Share ® ”, “U-Haul Truck Share 24/7 ® “ “U-Note ® ”, “WebSelfStorage ® ”, and “U-Haul Smart Mobility Center ®” , among others, for use in connection with the moving and storage business.

Description of Operating Segments

AMERCO’s three reportable segments are:

  Moving and Storage, comprised of AMERCO ® , U-Haul ® , and Amerco Real Estate Company
  (“Real Estate”), and the subsidiaries of U-Haul ® and Real Estate,
  Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA, and
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

Net revenue from Moving and Storage was approximately 91.8%, 94.0% and 91.3% of consolidated net revenue in fiscal 2020, 2019 and 2018, respectively.

The total number of rental trucks in the fleet increased during fiscal 2020 as the pace of new additions was greater than those trucks removed for retirement and sale. These additions and replacements to the fleet were a combination of U-Haul ® manufactured vehicles and purchases. As new trucks are added to the fleet, we typically remove older trucks from the fleet.

Within our truck and trailer rental operation, we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul ® maximizes vehicle utilization by managing distribution of the truck and trailer fleets among the 2,065 Company-operated stores and over 20,100 independent dealers. Utilizing its proprietary reservations management system, our centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Over half of all U-Move ® rental revenue originated from our operated centers.

At our owned and operated retail stores we are implementing new initiatives to improve customer service. These initiatives include improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effectively marketing our broad line of self-moving related products and services, expanding accessibility to provide more convenience to our customers, and enhancing our ability to properly staff locations during our peak hours of operations by attracting and retaining “moonlighters” (part-time U-Haul ® employees with full-time jobs elsewhere) during our peak hours of operation. As of April 2017, U-Haul expanded it’s offering of U-Haul Truck Share 24/7 ® to our entire network in the United States and Canada. U-Haul currently has several U.S. Patents pending on its U-Haul Truck Share 24/7 ® system.

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

U-Haul ® is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul ® operates nearly 774,000 rentable storage units, comprising 66.7 million square feet of rentable storage space with locations in 50 states and 10 Canadian provinces. Our owned and managed self-storage facility locations range in size up to 309,000 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

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

Moving Help ® and U-Haul Storage Affiliates ® on uhaul.com are online marketplaces that connect consumers to independent Moving Help ® service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated Moving Help ® and affiliates provide pack and load help, cleaning help, self-storage and similar services all over the United States and Canada. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) provides loss adjusting and claims handling for U-Haul through regional offices across the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove ® , Safetow ® , Safemove Plus ® , Safestore Mobile ® and Safestor ® protection packages to U-Haul customers. We attempt to price our products to be a good value to our customers. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Net revenue from Property and Casualty Insurance was approximately 2.2%, 1.9% and 2.0% of consolidated net revenue in fiscal 2020, 2019 and 2018, respectively.

Life Insurance Operating Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from Life Insurance was approximately 6.0%, 4.1% and 6.7% of consolidated net revenue in fiscal 2020, 2019 and 2018, respectively.

Employees

As of March 31, 2020, we employed approximately 30,000 people throughout the United States and Canada with approximately 99% of these employees working within Moving and Storage and approximately 52% of these employees working on a part-time basis.

Sales and Marketing

We promote U-Haul ® brand awareness through direct and co-marketing arrangements. Our direct marketing activities consist of web-based initiatives, print and social media as well as trade events, movie and television cameos of our rental fleet and boxes, television commercials, and industry and consumer communications. We believe that our rental equipment is our best form of advertisement. We support our independent U-Haul ® dealers through marketing U-Haul ® moving and self-storage rentals, products and services.

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

Financial Data of Segment and Geographic Areas

For financial data of our segments and geographic areas please see Note 22, Financial Information by Geographic Area, and Note 22A, Consolidating Financial Information by Consolidating Industry Segment, of our Notes to Consolidated Financial Statements.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements may include, but are not limited to, the risk associated with COVID-19 or similar events on employees or customers, impact on the economic environment or demand of our products and the cost and availability of debt and capital estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity and the availability of financial resources to meet our needs, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box ® program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our capital resources, and the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

The recent novel coronavirus   (“COVID-19”)   global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.   Future viral pandemics could have similar or more severe effects on our business.

In late 2019,   COVID-19   was first detected in Wuhan, China. In March 2020, the World Health Organization declared   COVID-19   a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of   COVID-19.   The virus, along with measures have adversely affected workforces, customers, consumer sentiment, economies and financial markets.   The combination of customer-initiated changes in behavior along with state and local jurisdictions imposing shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions to control the spread of COVID-19 have resulted in reduced business activity.   These events have highlighted several risks to our business resulting from COVID-19 or other potential future pandemics.

Our locations are considered essential services and have been open and serving communities throughout the current pandemic. There is a risk this may not always be the case.   Additionally, our workforce may be negatively impacted by such a pandemic that could lead to disruptions in our ability to serve customers.

We are unable to accurately predict the impact that COVID-19 or other such similar outbreaks will have on our operations going forward due to uncertainties which will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration of COVID-19 and the impact of governmental regulations that might be imposed in response to the pandemic.

While it is premature to accurately predict the ultimate impact of these developments, we suspect that our results for the quarter ending June 30, 2020 and potentially the remainder of fiscal 2021 may be significantly adversely affected.

To the extent COVID-19   adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness, our fleet rotation program, the manufacturers and suppliers of our rental equipment, our independent dealers and the operation of our rental fleet, sales of our products and operation of our locations.

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

We are highly leveraged.

As of March 31, 2020, we had total debt outstanding of $4,651.1 million and operating lease liabilities of $106.4 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways among other considerations:

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates London Inter-Bank Offer Rate (“LIBOR”), announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, the future of LIBOR at this time is uncertain. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. Additionally, if LIBOR ceases to exist, we may need to renegotiate our credit and loan facilities extending beyond 2021 that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities to replace LIBOR with the new standard that is established. The potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

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

Willow Grove Holdings LP, directly and through controlled entities (“WGHLP”), owns 8,337,804 shares of AMERCO common stock, and together with Edward J. Shoen and Mark V. Shoen, owns 8,390,066 shares (approximately 42.8%) of AMERCO common stock.   The general partner of WGHLP controls the voting and disposition decisions with respect to the common stock of AMERCO owned by WGHLP, and is managed by Edward J. Shoen (the Chairman of the Board of Directors and Chief Executive Officer of AMERCO) and his brother, Mark V. Shoen.   Accordingly,   Edward J. Shoen   and   Mark V. Shoen   are in a position to significantly influence   our business and policies, including the approval of   certain   significant transactions, the election of the members of   our   Board   of Directors (the “Board”)   and other matters submitted to our stockholders. There can be no assurance that their   interests will not conflict with the interests   of our other stockholders.

In addition, 1,003,040 shares (approximately 5.1%) of AMERCO common stock are owned under our Employee Stock Ownership Plan (“ESOP”).   Each ESOP participant is entitled to vote the shares allocated to himself or herself in their discretion.   In the event an ESOP participant does not vote his or her shares, such shares shall be voted by the ESOP trustee, in the ESOP trustee’s discretion.

Our operations subject us to numerous environmental regulations and the possibility that environmental liability in the future could adversely affect our operations.

Compliance with environmental requirements of federal, state and local governments significantly affects our business. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remediation plan at each site where we believe such a plan is necessary. See Note 19, Contingencies, of the Notes to Consolidated Financial Statements. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks.   Despite these compliance efforts, the risk of environmental liability is part of the nature of our business.

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

Our business plan relies upon a network of independent dealers strategically located throughout the United States and Canada.   As of March 31, 2020 we had over 20,100 independent equipment rental dealers.   In fiscal 2020, less than half of all U-Move ® rental revenue originated through this network.

Our inability to maintain this network or its current cost structure could inhibit our ability to adequately serve our customers and may negatively affect our results of operations and financial position.

We face liability risks associated with the operation of our rental fleet, sales of our products and operation of our locations.

The business of renting moving and storage equipment to customers exposes us to liability claims including property damage, personal injury and even death. Likewise, the operation of our moving and storage centers along with the sale of our related moving supplies, towing accessories and installation, and refilling of propane tanks may subject us to liability claims.   We seek to limit the occurrence of such events through the design of our equipment, communication of its proper use, exhaustive repair and maintenance schedules, extensive training of our personnel, proactive risk management assessments and by providing our customers with online resources for the proper use of products and services.   Regardless, accidents still occur and we manage the financial risk of these events through third party insurance carriers. While these excess loss and property insurance policies are available today at reasonable costs, this could change and could negatively affect our results of operations and financial position.

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

In June 2019, A.M. Best affirmed the financial strength rating for Oxford and Christian Fidelity Life Insurance Company (“CFLIC”) of A- and revised the outlook from stable to positive and affirmed the financial strength rating for North American Insurance Company (“NAI”) of B++ with a stable outlook. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

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

At December 31, 2019, Repwest reported $0.6 million of reinsurance recoverables, net of allowances and $87.1 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $54.5 million.

Recent changes to U.S. tax laws may adversely affect our financial condition or results of operations and create the risk that we may need to adjust our accounting for these changes.

The Tax Cuts and Jobs Act (“Tax Reform Act”) and the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) made significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours.   For instance, as a result of lower corporate tax rates, the Tax Reform Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities.   It also limits interest expense deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures. Other provisions have international tax consequences for businesses like ours that operate internationally. The CARES Act allows for the carryback of certain net operating losses. The Tax Reform Act is unclear in certain respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities, and the Tax Reform Act and CARES Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of these acts. The accounting treatment of these tax law changes was complex, and some of the changes affected both current and future periods.   Others primarily affected future periods.   As discussed elsewhere in this Annual Report, our analysis and computations of the tax effects of the Tax Reform Act on us was complete as of December 22, 2018.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul ® equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate 2,065 U-Haul ® retail centers of which 488 U-Haul branded locations are managed for subsidiaries of WGHLP and Mercury Partners, L.P. (“Mercury”), and 11 manufacturing and assembly facilities. We also operate over 145 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of Moving and Storage.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part ii

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of May 15, 2020, there were approximately 3,000 holders of record of our common stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings. AMERCO’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “UHAL”.

Dividends

AMERCO ® does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances.

The following table lists the dividends that have been declared and issued for fiscal 2020 and 2019.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

December 4, 2019	$0.50	December 19, 2019	January 6, 2020
August 22, 2019	0.50	September 9, 2019	September 23, 2019
March 6, 2019	0.50	March 21, 2019	April 4, 2019
December 5, 2018	0.50	December 20, 2018	January 7, 2019
August 23, 2018	0.50	September 10, 2018	September 24, 2018
June 6, 2018	0.50	June 21, 2018	July 5, 2018

See Note 21, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock for the period March 31, 2015 through March 31, 2020 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2015 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on NASDAQ on March 31, 2016, 2017, 2018, 2019 and 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AMERCO, The Dow Jones US Index
And The Dow Jones US Transportation Average Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
3/31/2015
3/31/2016
3/31/2017
3/31/2018
3/31/2019
3/31/2020
AMERCO
Dow Jones US
Dow Jones US Transportation Average

*$100 invested on 03/31/2015 in stock or index including reinvestment of dividends.

Fiscal years ended March 31:	2015	2016	2017	2018	2019	2020

AMERCO	$100	$108	$116	$105	$114	$89
Dow Jones US Total Market	100	100	117	136	147	124
Dow Jones US Transportation Average	100	92	105	120	120	89

Item 6.Selected Financial Data

The following selected financial data should be read in conjunction with the MD&A, and the Consolidated Financial Statements and related notes in this Annual Report.

Listed below is selected financial data for AMERCO and consolidated subsidiaries for each of the last five years:

	Years Ended March 31,
	2020	2019	2018	2017	2016
	(In thousands, except share and per share data)
Summary of Operations:
Self-moving equipment rentals	$2,692,413	$2,653,497	$2,479,742	$2,362,833	$2,297,980
Self-storage revenues	418,741	367,276	323,903	286,886	247,944
Self-moving and self-storage products and service sales	265,091	264,146	261,557	253,073	251,541
Property management fees	30,406	29,148	29,602	29,075	26,533
Life insurance premiums	127,976	63,488	154,703	163,579	162,662
Property and casualty insurance premiums	66,053	60,853	57,100	52,334	50,020
Net investment and interest income	137,829	110,934	110,473	102,276	86,617
Other revenue	240,359	219,365	184,034	171,711	152,171
Total revenues	3,978,868	3,768,707	3,601,114	3,421,767	3,275,468

Operating expenses	2,117,148	1,981,180	1,807,056	1,567,181	1,469,260
Commission expenses	288,332	288,408	276,705	267,230	262,627
Cost of sales	164,018	162,142	160,489	152,485	144,990
Benefits and losses	174,836	100,277	185,311	182,710	167,436
Amortization of deferred policy acquisition costs	31,219	28,556	24,514	26,218	23,272
Lease expense	26,882	33,158	33,960	37,343	49,780
Depreciation, net gains on disposals (a)	637,063	554,043	543,247	449,025	291,235
Net gains on disposal of real estate	(758)	(44)	(195,414)	(3,590)	(545)
Total costs and expenses	3,438,740	3,147,720	2,835,868	2,678,602	2,408,055

Earnings from operations	540,128	620,987	765,246	743,165	867,413
Other components of net periodic benefit costs	(1,054)	(1,013)	(927)	(902)	(787)
Interest expense	(160,950)	(142,445)	(126,706)	(113,406)	(97,715)
Fees and amortization on early extinguishment of debt	–	–	–	(499)	–
Pretax earnings	378,124	477,529	637,613	628,358	768,911
Income tax benefit (expense)	63,924	(106,672)	152,970	(229,934)	(279,910)
Earnings available to common shareholders	$442,048	$370,857	$790,583	$398,424	$489,001
Basic and diluted earnings per common share	$22.55	$18.93	$40.36	$20.34	$24.95
Weighted average common shares outstanding: Basic and diluted	19,603,708	19,592,048	19,588,889	19,586,606	19,596,110
Cash dividends declared and accrued Common stock	19,608	39,180	39,175	39,171	97,960

Balance Sheet Data:
Property, plant and equipment, net	$7,843,060	$7,933,971	$6,816,741	$5,957,735	$5,017,511
Total assets	13,438,024	11,891,713	10,747,422	9,405,840	8,109,288
Notes, loans and finance/capital leases payable, net	4,621,291	4,163,323	3,513,076	3,262,880	2,647,396
Stockholders' equity	4,220,720	3,692,389	3,408,708	2,619,744	2,251,406

(a) Net gains were ($27.1) million, ($27.0) million, ($11.8) million, ($32.5) million and ($98.2) million for fiscal 2020, 2019, 2018, 2017 and 2016, respectively.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2020 compared with fiscal 2019, and for fiscal 2019 compared with fiscal 2018, which are followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our outlook for fiscal 2021.

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

AMERCO has a fiscal year that ends on the 31 st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31 st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2019, 2018 and 2017 correspond to fiscal 2020, 2019 and 2018 for AMERCO.

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

See Note 1, Basis of Presentation, Note 22, Financial Information by Geographic Area, and Note 22A, Consolidating Financial Information by Industry Segment, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report.

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

U-Haul ® brand self-moving related products and services, such as boxes, pads and tape allow our customers to, among other things, protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

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

U-Haul’s Truck Share 24/7, Skip-the-Counter Self-Storage rentals and Scan & Go self-checkout for moving supplies provide our customers methods for conducting business with us directly via their mobile devices and also limiting physical exposure.

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

Property and Casualty Insurance Operating Segment

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove ® , Safetow ® , Safemove Plus ® , Safestor ® and Safestor Mobile ® protection packages to U-Haul ® customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul ® related programs.

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

Insurance Reserves

Liabilities for future policy benefits related to life insurance, Medical supplement insurance, and deferred annuities are determined by Management utilizing the net premium valuation methodology and are accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to policyholders and related expenses less the present value of future net premiums, is estimated using assumptions applicable at the time the insurance contracts are written, with provisions for the risk of adverse deviation, as appropriate. Assumptions include expected mortality and morbidity experience, policy lapses and surrenders, current asset yields and expenses, and expected interest rate yields. The Company periodically performs a gross premium valuation and reviews original assumptions, including capitalized expenses which reduce the gross premium valuation, to evaluate whether the assets and liabilities are adequate and whether a loss reserve should be recognized.

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

Impairment of Investments

Investments are evaluated pursuant to guidance contained in ASC 320 - Investments - Debt and Equity Securities to determine if and when a decline in market value of debt securities below amortized cost is other-than-temporary. Management makes certain assumptions or judgments in its assessment including but not limited to: our ability and intent to hold the security, quoted market prices, dealer quotes or discounted cash flows, industry factors, financial factors, and issuer specific information such as credit strength. Other-than-temporary impairment in value is recognized in the current period operating results. There were no write downs in fiscal 2020, 2019 and 2018.

Income Taxes

We file a consolidated tax return with all of our legal subsidiaries.

Our tax returns are periodically reviewed by various taxing authorities. The final outcome of these audits may cause changes that could materially impact our financial results. Please see Note 14, Provision for Taxes, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report for more information.

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

Recent Accounting Pronouncements

Please see Note 3, Accounting Policies, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report for more information.

AMERCO and Consolidated Subsidiaries

Fiscal 2020 Compared with Fiscal 2019

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2020 and fiscal 2019:

	Year Ended March 31,
	2020	2019
	(In thousands)
Self-moving equipment rentals	$2,692,413	$2,653,497
Self-storage revenues	418,741	367,276
Self-moving and self-storage products and service sales	265,091	264,146
Property management fees	30,406	29,148
Life insurance premiums	127,976	63,488
Property and casualty insurance premiums	66,053	60,853
Net investment and interest income	137,829	110,934
Other revenue	240,359	219,365
Consolidated revenue	$3,978,868	$3,768,707

Self-moving equipment rental revenues increased $38.9 million during fiscal 2020, compared with fiscal 2019.   Revenue for both our In-town and one-way markets improved for trucks and trailers.   Partially offsetting the improvement was a reduction in the volume of Corporate Account rentals in the third and fourth quarters of fiscal 2020, along with the decline in overall rental activity in the second half of March 2020 due to the COVID-19 related stay-at-home orders.   We increased the number of retail locations, trucks and trailers in the rental fleet compared to the same period last year.

Self-storage revenues increased $51.5 million during fiscal 2020, compared with fiscal 2019.   The average monthly number of occupied units increased by 16%, or 45,000 units during fiscal 2020 compared with the same period last year.   The growth in revenues and units rented comes from a combination of occupancy gains at existing locations and from the addition of new facilities to the portfolio. During fiscal 2020, we added approximately 5.8 million net rentable square feet, a 16% increase, with approximately 1.2 million of that occurring during the fourth quarter of fiscal 2020.

Life insurance premiums increased $64.5 million during fiscal 2020, compared with fiscal 2019 primarily due to a reinsurance agreement termination in the fourth quarter of fiscal 2019, reducing prior year premiums by $76.0 million.

Property and casualty insurance premiums increased $5.2 million during fiscal 2020, compared with fiscal 2019. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income increased $26.9 million during fiscal 2020, compared with fiscal 2019 due to a larger invested asset base and realized gains on derivatives at our life insurance subsidiary.   Additionally, recognizing the changes in market value of unaffiliated common stocks at our insurance subsidiary accounted for $9.5 million of the increase.

Other revenue increased $21.0 million during fiscal 2020, compared with fiscal 2019, caused primarily by growth in our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2020 and 2019. The insurance companies’ years ended December 31, 2019 and 2018.

	Year Ended March 31,
	2020	2019
	(In thousands)
Moving and storage
Revenues	$3,657,766	$3,545,809
Earnings from operations before equity in earnings of subsidiaries	471,962	569,241
Property and casualty insurance
Revenues	89,064	75,837
Earnings from operations	42,884	27,406
Life insurance
Revenues	241,464	154,714
Earnings from operations	26,394	25,481
Eliminations
Revenues	(9,426)	(7,653)
Earnings from operations before equity in earnings of subsidiaries	(1,112)	(1,141)
Consolidated Results
Revenues	3,978,868	3,768,707
Earnings from operations	540,128	620,987

Total costs and expenses increased $291.0 million during fiscal 2020, compared with fiscal 2019. Our insurance segments’ total costs and expenses increased $83.6 million; this was largely due to a one-time decrease of $76.4 million in life benefits in fiscal 2019 because Oxford agreed to terminate a reinsurance contract with one of our reinsurers (“Reinsurance contract termination”).   Operating expenses for Moving and Storage increased $131.3 million.   The largest contributors to this were personnel, liability costs, utilities, property maintenance projects, property taxes and freight expense. Repair costs associated with the rental fleet increased $19.5 million primarily due to an increase in the number of rental trucks and trailers.   Depreciation expense associated with our rental fleet increased $55.1 million to $510.5 million due to the larger fleet.   Depreciation expense on all other assets, mostly buildings and improvements, increased $28.0 million to $153.6 million. Gains on the disposal of real estate increased $0.7 million due to the condemnation of a property in the first quarter of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $540.1 million for fiscal 2020, compared with $621.0 million for fiscal 2019.

Interest expense for fiscal 2020 was $161.0 million, compared with $142.4 million for fiscal 2019 due to an increase in borrowings in fiscal 2020.

Income tax benefit (expense) was $63.9 million for fiscal 2020, compared with ($106.7) million for fiscal 2019 due to the effect of the Coronavirus Aid, Relief and Economic Security (the “CARES Act”) as enacted on March 27, 2020. Our effective tax rate was (16.9%) of net income before taxes for fiscal 2020, compared with 22.3% in the prior year period. Federal net operating losses from fiscal years 2018, 2019 and 2020 have been carried back to prior tax years as provided by the CARES Act. The statutory tax rate for the carryback years was 35% as compared with 21% at present. Consequently, we recognized a benefit amount of $146.0 million in fiscal 2020. Excluding the CARES Act benefit mentioned above, our effective tax rate for all of fiscal 2020, post CARES Act, was 21.7% compared with 22.3% for fiscal 2019. See Note 14, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report for more information on income taxes.

As a result of the above-mentioned items, earnings available to common shareholders were $442.0 million for fiscal 2020, compared with $370.9 million for fiscal 2019.

Basic and diluted earnings per common share for fiscal 2020 were $22.55, compared with $18.93 for fiscal 2019.

The weighted average common shares outstanding basic and diluted were 19,603,708 for fiscal 2020, compared with 19,592,048 for fiscal 2019.

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

Self-moving equipment rental revenues increased $173.8 million during fiscal 2019, compared with fiscal 2018. During fiscal 2019 we expanded the number of Company-owned locations along with independent dealers, and increased the number of trucks, trailers and towing devices in our rental fleet.   In the third and fourth quarters of fiscal 2019, we saw revenue improvements in our corporate account business.   Revenue and transactions for both the One-way and in-town markets improved compared to fiscal 2018.

Self-storage revenues increased $43.4 million during fiscal 2019, compared with fiscal 2018.   The average monthly amount of occupied square feet increased by 12.0% during fiscal 2019 compared with the same period in fiscal 2018.   The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. During fiscal 2019, we added approximately 5.3 million net rentable square feet, a 17.0% increase, with approximately 1.5 million of that occurring on during the fourth quarter of fiscal 2019.

Sales of self-moving and self-storage products and services increased $2.6 million during fiscal 2019, compared with fiscal 2018, primarily from the sales of moving supplies and propane.

Life insurance premiums decreased $91.2 million during fiscal 2019, compared with fiscal 2018. In the fourth quarter of fiscal 2019, due to the Reinsurance contract termination. As a result, there was a one-time decrease in life insurance premiums of $78.4 million due to the transfer of liabilities to the reinsurer for termination of the contract, along with decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $3.8 million during fiscal 2019, compared with fiscal 2018 due to an increase in Safetow ® and Safestor ® sales which corresponds with increased equipment and storage rental transactions.

Net investment and interest income increased $0.5 million during fiscal 2019, compared with fiscal 2018 due to a larger invested asset base at our life insurance subsidiary. This accounted for a $5.7 million decrease in fiscal 2019.

Other revenue increased $35.3 million during fiscal 2019, compared with fiscal 2018, caused primarily by growth in our U-Box ® program.

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

Total costs and expenses increased $116.5 million during fiscal 2019, compared with fiscal 2018, excluding changes to net (gains) losses on disposal of real estate. The Moving and Storage segment accounted for a $203.2 million increase and our insurance segments total costs and expenses decreased $86.9 million largely due to a one-time decrease of $76.4 million in life benefits due to the Reinsurance contract termination. Operating expenses for Moving and Storage increased $179.6 million, largely from increased personnel, maintenance repairs, shipping costs associated with U-Box ® , building maintenance and property taxes. Repair costs accounted for $45.6 million of the increase. Net gains from the disposal of rental equipment increased $15.1 million.   Compared with fiscal 2018, we sold more used trucks and the average sales proceeds per truck improved.   Depreciation expense associated with our rental fleet increased $11.6 million due to a larger fleet.   Depreciation expense on all other assets, largely from buildings and improvements, increased $14.4 million.   Net gains on disposal of real estate decreased $195.4 million.   The decrease was caused by the sale of a portion of our Chelsea, New York property in October 2017, which resulted in a pre-tax gain of $190.7 million in fiscal 2018.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $621.0 million for fiscal 2019, compared with $765.2 million for fiscal 2018.

Interest expense for fiscal 2019 was $142.4 million, compared with $126.7 million for fiscal 2018 due to an increase in borrowings in fiscal 2019.

Income tax benefit (expense) was ($106.7) million for fiscal 2019, compared with $153.0 million for fiscal 2018 due to the effects of the Tax Reform Act as enacted on December 22, 2017. Our effective tax rate was 22.3% of net income before taxes for fiscal 2019, compared to (24.0%) in the prior-year period. The decrease in our deferred tax liability in fiscal 2018 resulting from the application of the new federal income tax rate accounted for a $371.5 million decrease, partially offset by a $10.7 million one-time increase resulting from the deemed repatriation of foreign earnings and a $4.2 million one-time increase resulting from Phase Three tax on our Life Insurance subsidiary. Excluding the one-time benefits and charges mentioned above, our effective tax rate for all of fiscal 2018, post Tax Reform Act, was 31.8%. See Note 14, Provisions for Taxes, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report for more information on income taxes.

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

Moving and Storage

Fiscal 2020 Compared with Fiscal 2019

Listed below are revenues for the major product lines at Moving and Storage for fiscal 2020 and fiscal 2019:

	Year Ended March 31,
	2020	2019
	(In thousands)
Self-moving equipment rentals	$2,696,516	$2,656,327
Self-storage revenues	418,741	367,276
Self-moving and self-storage products and service sales	265,091	264,146
Property management fees	30,406	29,148
Net investment and interest income	10,593	13,857
Other revenue	236,419	215,055
Moving and Storage revenue	$3,657,766	$3,545,809

Self-moving equipment rental revenues increased $40.2 million during fiscal 2020, compared with fiscal 2019. Revenue for both our In-town and one-way markets improved for trucks and trailers.   Partially offsetting the improvement was a reduction in the volume of Corporate Account rentals in the third and fourth quarters of fiscal 2020 along with the decline in overall rental activity in the second half of March 2020 due to the COVID-19 related stay-at-home orders.   We increased the number of retail locations, trucks and trailers in the rental fleet compared to the same period last year.

Self-storage revenues increased $51.5 million during fiscal 2020, compared with fiscal 2019.   The average monthly number of occupied units increased by 16%, or 45,000 units during fiscal 2020 compared with the same period last year.   The growth in revenues and units rented comes from a combination of occupancy gains at existing locations and from the addition of new facilities to the portfolio. During fiscal 2020, we added approximately 5.8 million net rentable square feet, a 16% increase, with approximately 1.2 million of that occurring during the fourth quarter of fiscal 2020.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2020	2019
	(In thousands, except occupancy rate)
Unit count as of March 31	503	428
Square footage as of March 31	42,082	36,237
Average monthly number of units occupied	319	275
Average monthly occupancy rate based on unit count	67.7%	68.7%
Average monthly square footage occupied	28,946	24,862

During fiscal 2020, we added approximately 5.8 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 2%.

Net investment and interest income decreased $3.3 million during fiscal 2020, compared with fiscal 2019 due to decreased invested cash balances and lower yields.

Other revenue increased $21.4 million during fiscal 2020, compared with fiscal 2019, caused primarily by growth in our U-Box ® program.

Total costs and expenses increased $209.2 million during fiscal 2020, compared with fiscal 2019. Operating expenses for Moving and Storage increased $131.3 million.   The largest contributors to this were personnel, liability costs, utilities, property maintenance projects, property taxes and freight expense. Repair costs associated with the rental fleet increased $19.5 million primarily due to an increase in the number of rental trucks and trailers.   Depreciation expense associated with our rental fleet increased $55.1 million to $510.5 million due to the larger fleet.   Depreciation expense on all other assets, mostly buildings and improvements, increased $28.0 million to $153.6 million. Gains on the disposal of real estate increased $0.7 million due to the condemnation of a property in the first quarter of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $472.0 million for fiscal 2020 as compared with $569.2 million for fiscal 2019.

Equity in the earnings of AMERCO’s insurance subsidiaries increased $14.0 million for fiscal 2020, compared with fiscal 2019.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $527.8 million for fiscal 2020, compared with $611.1 million for fiscal 2019.

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

Self-storage revenues increased $43.4 million during fiscal 2019, compared with fiscal 2018.   The average monthly amount of occupied square feet increased by 12.0% during fiscal 2019 compared with the same period in fiscal 2018.   The growth in revenues and square feet rented comes from a combination of improved rates per square foot, occupancy gains at existing locations and from the addition of new facilities to the portfolio. During fiscal 2019, we added approximately 5.3 million net rentable square feet, a 17.0% increase, with approximately 1.5 million of that coming on during the fourth quarter of fiscal 2019.

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

During fiscal 2019, we added approximately 5.3 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 9.5%.

Sales of self-moving and self-storage products and services increased $2.6 million during fiscal 2019, compared with fiscal 2018 primarily from the sales of moving supplies and propane.

Other revenue increased $35.6 million during fiscal 2019, compared with fiscal 2018, caused primarily by growth in our U-Box ® program.

Total costs and expenses increased $203.2 million during fiscal 2019, compared with fiscal 2018, excluding changes to net (gains) losses on disposal of real estate. Operating expenses for Moving and Storage increased $179.6 million, largely from increased personnel, maintenance repairs, shipping costs associated with U-Box ® , building maintenance and property taxes. Repair costs accounted for $45.6 million of the increase. Net gains from the disposal of rental equipment increased $15.1 million.   Compared with fiscal 2018, we sold more used trucks and the average sales proceeds per truck improved.   Depreciation expense associated with our rental fleet increased $11.6 million due to a larger fleet.   Depreciation expense on all other assets, largely from buildings and improvements increased $14.4 million.   Net gains on disposal of real estate decreased $195.4 million.   The decrease was caused by the sale of a portion of our Chelsea, New York property in October 2017 which resulted in a pre-tax gain of $190.7 million in fiscal 2018.

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

Property and Casualty Insurance

2019 Compared with 2018

Net premiums were $69.1 million and $63.5 million for the years ended December 31, 2019 and 2018, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium growth corresponded with the increased moving and storage transactions at U-Haul.

Net investment and interest income were $19.9 million and $12.3 million for the years ended December 31, 2019 and 2018, respectively. The increase in equity valuations of $9.5 million were offset by a decrease in realized investment gains of $2.6 million.

Net operating expenses were $33.8 million and $34.2 million for the years ended December 31, 2019 and 2018, respectively. The change was due to an increase in commissions, decreased loss adjusting fees and subrogation income.

Benefits and losses expenses were $12.4 million and $14.2 million for the years ended December 31, 2019 and 2018, respectively. The decrease resulted from favorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $42.9 million and $27.4 million for the years ended December 31, 2019 and 2018, respectively.

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

Life Insurance

2019 Compared with 2018

Net premiums were $128.0 million and $63.5 million for the years ended December 31, 2019 and 2018, respectively. Life insurance premiums increased by $76.8 million primarily due to a reinsurance agreement termination in the fourth quarter of fiscal 2019, reducing prior year premiums by $76.0 million.   Medicare Supplement premiums decreased by $11.2 million due to minimal new sales and declined premiums on the existing business offset by rate increases on renewal premiums. In addition, the remaining lines of business premiums decreased by $1.2 million. Deferred annuity deposits were $221.5 million or $148.6 million below prior year and are accounted for on balance sheet as deposits rather than premiums.

Net investment and interest income was $109.0 million and $86.4 million for the years ended December 31, 2019 and 2018, respectively. Net investment income from fixed maturities increased $10.5 million from a larger invested assets base. The increase in realized capital gains and mortgage prepayment gain was $8.0 million, coupled with an $8.0 million increase in realized gains on derivatives used as economic hedges for our fixed indexed annuities. This was partially offset by a $3.9 million decrease in the investment income from other invested assets, primarily from a reduced investment in mortgage loans.

Net operating expenses were $21.4 million and $14.6 million for the years ended December 31, 2019 and 2018, respectively. The variance was primarily due to a $6.5 million increase in life insurance commission expense offset by a $0.3 million reduction in Medicare supplement commission expense.   The increase in life insurance commission expense was primarily due to a prior year commission expense reduction in the fourth quarter of 2018 from a commission allowance on a reinsurance agreement termination. In addition, there was an increase of $0.6 million in general expenses.

Benefits and losses expenses were $162.4 million and $86.1 million for the years ended December 31, 2019 and 2018, respectively. Life insurance benefits increased by a $73.5 million due to the reinsurance agreement termination in the fourth quarter of fiscal 2019, reducing prior year life benefits by $71.6 million. An additional increase of $1.9 million in life benefits was a result of adverse mortality. The interest credited to policyholders increased by $15.1 million on a larger annuity deposit base. This was offset by a $11.0 million decrease in Medicare supplement benefits from the declined policies in force and a $1.3 million in supplementary annuity contract disbursements and the remaining lines.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA“) and the value of business acquired (“VOBA”) was $31.2 million and $28.6 million for the years ended December 31, 2019 and 2018, respectively. The increase of $6.2 million was primarily due to a higher DAC amortization on annuities from the increased asset base supported by continued sales. This was offset by a $ 3.5 million decrease in VOBA amortization, a result of a VOBA write off in the prior year due to a reinsurance agreement termination.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $26.4 million and $25.5 million for the years ended December 31, 2019 and 2018, respectively.

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

Amortization of DAC, SIA and VOBA was $28.6 million and $24.5 million for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to a one-time $3.3 million VOBA write-off as a result of the Reinsurance contract termination. In addition, there was an increase in annuity DAC amortization due to the increased amount of annuity business sold during fiscal 2019 . Conversely, DAC amortization associated with Medicare Supplement has decreased as a result of the declining business inforce.

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

At March 31, 2020, cash and cash equivalents totaled $494.4 million, compared with $673.7 million at March 31, 2019. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2020 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$459,078	$4,794	$30,480
Other financial assets	122,088	480,275	2,504,213
Debt obligations	4,609,844	–	11,447

(a) As of December 31, 2019

At March 31, 2020, Moving and Storage had available borrowing capacity under existing credit facilities of $39.0 million.

Towards the end of March and into April and May 2020, COVID-19 has negatively affected our operating cash flows through lower self-moving equipment rental revenues along with a near total reduction in equipment sales proceeds stemming from the closures of commercial auto auctions.   In March 2020, we drew down $50.0 million from our corporate revolver and in April 2020, we expanded this revolver by an additional $50.0 million and fully borrowed that as well.   We entered into $225 million of additional term loans in April and May to further strengthen our liquidity position.   These loans have not had a material negative effect on our cost of borrowing.   We believe that the Company has adequate liquidity to meet our obligations.   However, there can be no assurance that market conditions resulting from COVID-19 will not worsen and have a material negative effect on our liquidity.

A summary of our consolidated cash flows for fiscal 2020, 2019 and 2018 is shown in the table below:

	Years Ended March 31,
	2020	2019	2018
	(In thousands)
Net cash provided by operating activities	$1,075,513	$975,583	$937,684
Net cash used by investing activities	(1,766,649)	(1,571,136)	(898,304)
Net cash provided by financing activities	512,320	514,582	16,604
Effects of exchange rate on cash	(533)	(4,716)	5,598
Net increase (decrease) in cash flow	(179,349)	(85,687)	61,582
Cash at the beginning of the period	673,701	759,388	697,806
Cash at the end of the period	$494,352	$673,701	$759,388

Net cash provided by operating activities increased $99.9 million in fiscal 2020, compared with fiscal 2019.   The reinsurance transaction at the life insurance segment in fiscal 2019 accounts for $64.6 million of the improvement.   Operating cash from the Moving and Storage segment increased by $21.6 million.

Net cash used by investing activities increased $195.5 million in fiscal 2020, compared with fiscal 2019. Purchases of property, plant and equipment, which are reported net of cash from sales and lease-back transactions (for fiscal 2019 and fiscal 2018), increased $439.4 million. Cash from the sales of property, plant and equipment increased $81.1 million largely due to increased fleet sales. Net cash deposited in real estate acquisitions escrow accounts increased $2.3 million. For our insurance subsidiaries, net cash used in investing activities decreased $159.9 million compared with the same period last year.

Net cash provided by financing activities decreased $2.3 million in fiscal 2020, compared with fiscal 2019. This was due to a combination of increased debt and capital lease repayments of $54.6 million, an increase in cash from borrowings of $224.1 million, a decrease in net annuity deposits from Life Insurance of $183.7 million and a decrease in common stock dividends paid of $9.8 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2021 the Company will reinvest in its truck and trailer rental fleet approximately $460 million, net of equipment sales and excluding any lease buyouts. For fiscal 2020, the Company invested, net of sales, approximately $700 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2021 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2021 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.   Based upon interactions with our existing lenders, the Company does not believe that COVID-19 will materially inhibit our ability to obtain financing for the purchases of rental equipment in fiscal 2021.   Should the situation severely worsen this belief could change.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds along with borrowings against existing properties as they operationally mature. For fiscal 2020, the Company invested $751 million in real estate acquisitions, new construction and renovation and repair compared to $1.0 billion in fiscal 2019.   For fiscal 2021, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and any lingering effects of COVID-19.   In April and May of 2020, the Company has opted to slow the development of new self-storage projects to preserve liquidity.   We will calibrate our capital spending based in part upon the evolving effects of COVID-19.   U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $1,622.0 million, $1,263.7 million and $663.9 million for fiscal 2020, 2019 and 2018, respectively. The components of our net capital expenditures are provided in the following table:

	Years Ended March 31,
	2020	2019	2018
	(In thousands)
Purchases of rental equipment	$1,374,141	$1,162,909	$1,006,503
Equipment lease buyouts	63,973	30,566	6,594
Purchases of real estate, construction and renovations	751,395	1,003,030	606,990
Other capital expenditures	119,897	21,831	140,627
Gross capital expenditures	2,309,406	2,218,336	1,760,714
Less: Lease proceeds	–	(348,368)	(396,969)
Less: Sales of property, plant and equipment	(687,375)	(606,271)	(699,803)
Net capital expenditures	1,622,031	1,263,697	663,942

Moving and Storage continues to hold significant cash and we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace, pay dividends or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance's assets are generally not available to satisfy the claims of AMERCO, or its legal subsidiaries. For calendar year 2020, the ordinary dividend available to be paid to AMERCO is $22.7 million. For more information, please see Note 21, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

We believe that stockholders’ equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Our Property and Casualty operating segment stockholders’ equity was $251.1 million, $222.4 million, and $211.2 million as of December 31, 2019, 2018, and 2017, respectively. The increase in 2019 compared with 2018 resulted from net earnings of $33.9 million, an increase in accumulated other comprehensive income of $16.4 million and offset by the $21.6 million dividend paid to AMERCO. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance's net deposits for the year ended December 31, 2019 was $83.6 million. State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's assets are generally not available to satisfy the claims of AMERCO ® or its legal subsidiaries. For calendar year 2020, the ordinary dividend available to be paid to AMERCO is $18.6 million. For more information, please see Note 21, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Our Life Insurance operating segment stockholders’ equity was $417.4 million, $311.7 million, and $332.9 million as of December 31, 2019, 2018 and 2017, respectively. The increase in 2019 compared with 2018 resulted from earnings of $21.9 million and an increase in accumulated other comprehensive income of $83.8 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of December 31, 2019, Oxford had outstanding advances of $60.0 million through its membership in the Federal Home Loan Bank (“FHLB”). For a more detailed discussion of these advances, please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $980.5 million, $958.9 million and $858.6 million in fiscal 2020, 2019 and 2018 from operations.

Property and Casualty Insurance

Net cash provided by operating activities was $22.5 million, $19.8 million, and $21.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. The increase was the result of an increase in net earnings.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $11.8 million, $11.2 million, and $17.0 million as of December 31, 2019, 2018, and 2017, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided (used) by operating activities was $72.5 million, ($3.2) million and $57.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. An increase of $ 64.6 million resulted from a prior year reduction due to a cash transfer to State Mutual Insurance Company under reinsurance agreement termination . The remaining increase of $11.1 million was primarily due to an increase in investment income on a larger invested asset base and along with timing of settlement of payables, offset by an increase in federal tax expense.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. As of December 31, 2019, 2018 and 2017, cash and cash equivalents and short-term investments amounted to $30.5 million, $24.1 million and $50.7 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans including our working capital needs. We continue to hold significant cash and have access to additional liquidity to meet our anticipated capital expenditure requirements for investment in our rental fleet, rental equipment and storage acquisitions and build outs.

As a result of the federal income tax provisions of the CARES Act, we have filed applicable forms with the IRS to carryback net operating losses and requested refunds of previous deposits totaling approximately $235 million.   We believe that upon the filing of our March 31, 2020 federal income tax return additional refunds in excess of $250 million will be due to the Company.   These amounts are expected to provide us additional liquidity in fiscal 2021. It is possible future legislation could negatively impact our ability to receive these tax refunds.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of March 31, 2020, we had available borrowing capacity under existing credit facilities of $39.0 million.   While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, in April the Company did draw down these remaining amounts successfully.   We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report.

Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2020:

		Payment due by Period (as of March 31, 2020)
Contractual Obligations	Total	04/01/20 - 03/31/21	04/01/21 - 03/31/23	04/01/23 - 03/31/25	Thereafter
	(In thousands)
Notes and loans payable - Principal	$2,431,364	$159,186	384,015	$521,767	$1,366,396
Notes and loans payable - Interest	692,069	100,651	180,572	139,460	271,386
Revolving credit agreements - Principal	1,086,000	–	735,111	350,889	–
Revolving credit agreements - Interest	88,113	31,008	48,003	9,102	–
Finance/capital leases - Principal	734,870	218,424	288,350	181,658	46,438
Finance/capital leases - Interest	62,376	22,445	27,688	10,991	1,252
Finance liability - Principal	398,834	81,574	115,145	94,209	107,906
Finance liability - Interest	46,184	12,760	18,269	11,069	4,086
Operating lease liabilities	162,144	23,782	43,239	30,317	64,806
Property and casualty obligations (a)	122,044	22,984	22,574	15,633	60,853
Life, health and annuity obligations (b)	3,352,451	431,226	684,228	534,165	1,702,832
Self insurance accruals (c)	410,107	123,375	162,637	70,399	53,696
Post retirement benefit liability	19,347	1,151	2,897	3,718	11,581
Total contractual obligations	$9,605,903	$1,228,566	$2,712,728	$1,973,377	$3,691,232

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

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.   The cash flows shown above are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $2,179.4 million included in our consolidated balance sheet as of March 31, 2020. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

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

ASC 740 - Income Taxes liabilities and interest of $42.4 million is not included above due to uncertainty surrounding ultimate settlements, if any.

Off Balance Sheet Arrangements

The Company uses off-balance sheet arrangements in situations where management believes that the economics and sound business principles warrant their use.

Historically, we used certain off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information please see Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report. These arrangements were primarily used when our overall borrowing structure was more limited. We do not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders.

Fiscal 2021 Outlook

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

With respect to our storage business, in fiscal 2020 we have added new locations and expanded existing locations. In fiscal 2021, we are actively looking to complete current projects, increase occupancy in our existing portfolio of locations and acquire new locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box ® program throughout fiscal 2021.

In light of COVID-19 and its lingering effects, we may be challenged in our progress.

Property and Casualty Insurance will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove ® , Safetow ® , Safemove Plus ® , Safestor ® , and Safestor Mobile ® protection packages to U-Haul customers.

Life Insurance is pursuing its goal of expanding its presence in the senior market through the sales of its Medicare supplement, life and annuity policies. This strategy includes growing its agency force, expanding its new product offerings, and pursuing business acquisition opportunities.

Quarterly Results (unaudited)

The quarterly results shown below are derived from unaudited financial statements for the eight quarters beginning April 1, 2018 and ending March 31, 2020. We believe that all necessary adjustments have been included in the amounts stated below to present fairly, and in accordance with GAAP, such results. Moving and Storage operations are seasonal and proportionally more of the Company’s revenues and net earnings from its Moving and Storage operations are generated in the first and second quarters of each fiscal year (April through September). The operating results for the periods presented are not necessarily indicative of results for any future period.

	Quarter Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(In thousands, except for share and per share data)
Total revenues	$821,525	$927,880	$1,150,214	$1,079,249
Earnings from operations	958	80,565	244,740	213,865
Earnings available to common shareholders	122,368	30,932	156,326	132,422
Basic and diluted earnings per common share	$6.24	$1.58	$7.97	$6.76
Weighted average common shares outstanding: basic and diluted	19,607,788	19,607,788	19,602,566	19,597,697

	Quarter Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(In thousands, except for share and per share data)
Total revenues	$725,532	$919,091	$1,104,507	$1,019,577
Earnings from operations	27,237	138,102	250,944	204,704
Earnings available to common shareholders	831	78,635	163,542	127,849
Basic and diluted earnings per common share	$0.04	$4.01	$8.35	$6.53
Weighted average common shares outstanding: basic and diluted	19,594,008	19,591,963	19,591,312	19,590,585

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at March 31, 2020:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$85,000	$(2,775)	6/28/2019	6/15/2022	1.76%	1 Month LIBOR
75,000	(2,564)	6/28/2019	6/30/2022	1.78%	1 Month LIBOR
75,000	(2,875)	6/28/2019	10/31/2022	1.77%	1 Month LIBOR

As of March 31, 2020, we had $1,178.9 million of variable rate debt obligations. If the LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $9.4 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. At March 31, 2020 and 2019, these derivative hedges had a net market value of $5.9 million and $1.5 million, with notional amounts of $246.8   million and $284.0   million, respectively. These derivative instruments are included in Investments, other; on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.6% of our revenue was generated in Canada in fiscal 2020, 2019 and 2018. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Management assessed our internal control over financial reporting as of March 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit function and our Finance function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2020. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO USA, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AMERCO

Reno, Nevada

Opinion on Internal Control over Financial Reporting

We have audited AMERCO and consolidated subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and schedules and our report dated May 27, 2020, expressed an unqualified opinion thereon.

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

May 27, 2020

Item 9B.    Other Information

Not applicable.

PART III

Item   10.    Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, in connection with its 2020 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the Company’s 2020 fiscal year.

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

Item 14.    Principal Accountant Fees and Services

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

Exhibits:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on September 5, 2013, file no. 1-11255
4.1	U-Haul Investors Club Base Indenture, dated February 14, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.2	Second Supplemental Indenture, dated February 17, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.3	Fourth Supplemental Indenture, dated March 15, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.4	Seventh Supplemental Indenture, dated March 29, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.5	Tenth Supplemental Indenture, dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.6	Eleventh Supplemental Indenture dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 31, 2011, file no. 1-11255
4.7	Twelfth Supplemental Indenture dated June 14, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.8	Fourteenth Supplemental Indenture dated July 20, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.9	Sixteenth Supplemental Indenture dated August 31, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 28, 2011, file no. 1-11255
4.10	Seventeenth Supplemental Indenture dated November 8, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 18, 2012, file no. 1-11255
4.11	Eighteenth Supplemental Indenture dated January 7, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 26, 2012, file no. 1-11255
4.12	Nineteenth Supplemental Indenture dated May 14, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 15, 2012, file no. 1-11255
4.13	Eighth Supplemental Indenture, dated April 12, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 2012, file no. 1-11255

4.14	Twentieth Supplemental Indenture dated September 4, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 4, 2012, file no. 1-11255
4.15	Twenty-first Supplemental Indenture dated January 15, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 15, 2013, file no. 1-11255
4.16	Twenty-second Supplemental Indenture, dated May 28, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 30, 2013, file no. 1-11255
4.17	Twenty-third Supplemental Indenture, dated November 26, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on November 26, 2013, file no. 1-11255
4.18	Twenty-fourth Supplemental Indenture, dated April 22, 2014 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on April 22, 2014, file no. 1-11255
4.19	Twenty-fifth Supplemental Indenture, dated July 7, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on July 7, 2015, file no. 1-11255
4.20	Twenty-sixth Supplemental Indenture, dated September 29, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 29, 2015, file no. 1-11255
4.21	Twenty-seventh Supplemental Indenture, dated December 15, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on December 15, 2015, file no. 1-11255
4.22	Twenty-eighth Supplemental Indenture, dated September 13, 2016 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 13, 2016, file no. 1-11255
4.23	Twenty-ninth Supplemental Indenture, dated January 24, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on January 24, 2017, file no. 1-11255
4.24	Thirtieth Supplemental Indenture, dated June 27, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on June 27, 2017, file no. 1-11255
4.25	Thirty-first Supplemental Indenture, dated October 24, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 25, 2017, file no. 1-11255
4.26	Thirty-second Supplemental Indenture, dated March 6, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on March 6, 2018, file no. 1-11255
4.27	Amended and Restated Twenty-fifth Supplemental Indenture, dated August 28, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on August 28, 2018, file no. 1-11255
4.28	Thirty-third Supplemental Indenture, dated August 28, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on August 28, 2018, file no. 1-11255
4.29	Thirty-fourth Supplemental Indenture, dated October 23, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 23, 2018, file no. 1-11255

4.30	Thirty-fifth Supplemental Indenture, dated March 7, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on March 7, 2019, file no. 1-11255
4.31	Amended and Restated Thirty-third Supplemental Indenture, dated May 3, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.32	Amended and Restated Thirty-fourth Supplemental Indenture, dated May 3, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.33	Thirty-sixth Supplemental Indenture, dated May 3, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.34	Thirty-seventh Supplemental Indenture, dated December 10, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on December 10, 2019, file no. 1-11255
4.35	Thirty-eighth Supplemental Indenture, dated February 18, 2020 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on February 18, 2020, file no. 1-11255
4.36	Description of Registered Securities	Filed herewith
10.1	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.2	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.3	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.4	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.5	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
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

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on August 14, 2015, file no. 1-11255
10.37	Property Management Agreement dated December 11, 2014 between Three SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.38	Property Management Agreement dated December 16, 2014 among Galaxy Storage Two, L.P. and certain subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.39	Property Management Agreement dated June 25, 2015 among 2015 SAC Self-Storage, LLC and certain subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.40	Property Management Agreement dated March 21, 2016 among Five SAC RW, LLC and certain subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255

10.41	Property Management Agreement among Six-SAC Self-Storage Corporation and certain subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 27, 2016, file no. 1-11255
10.42	Stockholder Agreement dated September 12, 2016, between Edward J. Shoen, Mark V. Shoen, Foster Road LLC, Willow Grove Holdings LP, Blackwater Investments, Inc. and SAC Holdings Corporation	Incorporated by reference to Exhibit 99.1, filed with the Schedule 13-D/A, filed on September 12, 2016, file number 5-39669
10.43	2016 Stock Option Plan (Shelf Stock Option Plan)*	Incorporated by reference to Exhibit C to Definitive Proxy for the Special Meeting of Stockholders filed on April 20, 2016
10.44

Credit Agreement, dated as of September 1, 2017 by and among AMERCO, as the Borrower, Bank of America, N.A., as Agent for all Lenders, and the financial institutions party thereto from to time as, Lenders.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 7, 2017, file no. 1-11255
10.45	Template Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.46	Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.47	Amendment to the Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.48	Amended and Restated AMERCO Employee Stock Ownership Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.49	Amendment to the Amended and Restated AMERCO Employee Stock Ownership Plan *	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.50	Credit Agreement, dated as of May 22, 2020 by and among AMERCO, as the Borrower, PNC Bank, NA as agent for all Lenders, and the financial institutions party thereto, as Lenders	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 27, 2020, file no. 1-11255
14	Code of Ethics	Incorporated by reference to AMERCO’s Quarterly Report on Form 8-K, filed on April 15, 2014, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith

32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management plan or compensatory arrangement.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AMERCO

Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AMERCO and consolidated subsidiaries’ (the “Company”) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020 , in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 27, 2020, expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, effective April 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Self-Insurance Reserves (U-Haul)

As described in Notes 3 and 22A to the consolidated financial statements, U-Haul retains the risk for certain public liability and property damage programs related to its rental equipment, which is referred to as self-insurance. The estimated U-Haul self-insurance reserve as of March 31, 2020 was $410 million and was recorded in the consolidated balance sheets within policy benefits and losses, claims and loss expenses payable.   The self-insurance reserve estimate requires significant management judgment and is based upon historical claims experience, current claim trends, and actuarial estimates.

We identified the valuation of self-insurance reserves as a critical audit matter. Significant and complex management judgments and assumptions, including the use of management specialists in actuarial methods, is required to evaluate historical claims experience, current claims trends and actuarial estimates, including (i) estimates of future incurred and paid losses, and (ii) initial expected claim costs. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

  Testing the design and operating effectiveness of internal controls surrounding the U-Haul self-insurance reserve process, including controls over: (i) existence and accuracy of historical claims data used by the actuary, and (ii) management’s review of the external actuary’s estimate of the self-insurance reserves.
  Testing the completeness and accuracy of claims data utilized by the actuary by selecting a sample of claims and corroborating key attributes of claims detail.
  Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in evaluating the appropriateness of the methodology and key assumptions utilized by the external actuary including the future development of incurred and paid losses, initial expected claim cost per exposure and retrospective review of prior year estimates.

Valuation of Future Policy Benefits (Oxford)

As discussed in Notes 3, 17 and 22A of the consolidated financial statements, the Company’s life insurance subsidiary (“Oxford”), sells life insurance, Medicare supplement insurance, and deferred annuities. Liabilities for future policy benefits are recorded in the consolidated balance sheets within policy benefits and losses, claims and loss expenses payable. Management’s estimate of liabilities for future policy benefits as of December 31, 2019 was $377 million. The liability is determined by Management utilizing the net premium valuation methodology and is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to policyholders and related expenses less the present value of future net premiums, is estimated using assumptions applicable at the time the insurance contracts are written, with provisions for the risk of adverse deviation, as appropriate. The Company periodically performs a gross premium valuation and reviews original assumptions, including capitalized expenses which reduce the gross premium valuation, to evaluate whether assets and the liabilities are adequate and whether a loss should be recognized.

We identified the valuation of future policy benefits for life and annuity policies as a critical audit matter. Significant and complex management judgments and assumptions included expected mortality experience, policy lapses and surrenders, asset yields and expenses, and expected interest rate yields. Management specialists in actuarial methods are utilized to evaluate the valuation of future policy benefits to determine whether loss recognition is required. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

  Testing the design and operating effectiveness of internal controls used to estimate future policy benefits including controls over: (i) the appropriateness and completeness of underlying data and the reasonableness of assumptions used, (ii) the reasonableness of internal actuary’s forecasted cash flows and evaluation of results of the gross premium valuation, and (iii) review of management’s estimation process around capitalized expenses.
  Testing the completeness and accuracy of a sample of the data utilized to calculate management’s assumptions as the basis for the gross premium valuation.
  Utilizing a specialist with knowledge and skill in actuarial methods to assist in reviewing the methodology and assumptions used in the gross premium valuation, including (i) assessing the reasonableness of assumptions used through independent calculations, (ii) evaluating the reasonableness of the amortization of capitalized expenses, (iii)   e valuating the applicability of the assumptions and sources of management’s calculation at the time the insurance contracts were written and, (iv) reviewing the reasonableness of the gross premium valuation, including evaluating whether loss recognition is warranted.

Reserve for Property & Casualty Losses and Loss Adjustment Expenses (Repwest)

As described in Notes 3, 17 and 22A to the consolidated financial statements, the Company’s property and casualty insurance subsidiary (“Repwest”) recorded $209 million of reserves for property and casualty (“P&C”) losses and loss adjustment expenses at December 31, 2019. Reserves for P&C losses and loss adjustment expenses are recorded in the consolidated balance sheets within policy benefits and losses, claims and loss expenses payable. Insurance reserves for P&C take into account losses incurred based upon actuarial estimates and are management’s best approximation of future payments. These estimates are based upon past claims experience and current claim trends as well as actuarial estimates. Changes in judgments and assumptions could materially impact the valuation of these liabilities, particularly for exposure with a long period of time between the insured period and settlement of all claims, such as, excess workers’ compensation claims.

We identified the reserve for P&C losses and loss adjustment expense as a critical audit matter. Significant and complex management judgments and assumptions, including the use of management specialists in actuarial methods, is required to evaluate past claims experience, current claim trends and actuarial estimates , including expected length of claims and cost trends associated with claimant treatments. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

  Testing the design and operating effectiveness of internal controls surrounding the reserve for P&C losses and loss adjustment expense reserves process , including controls over (i) existence and accuracy of historical claims data used by the actuary, and (ii) management’s review of the external actuary’s estimate of the P&C losses and loss adjustment expense.
  Testing the completeness and accuracy of claims data utilized by the actuary by selecting a sample of claims and corroborating key attributes of claims detail.
  Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in   evaluating the appropriateness of the methodology and the assumptions used by management’s actuary including (i) performing a retrospective review of the prior year reserve estimate against actual performance, and (ii) performing independent estimates around certain actuarial assumptions related to expected and incurred loss development between the financial reporting date and the projected date when all claims ultimately settle .

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003.

Phoenix, Arizona

May 27, 2020

Amerco and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2020	2019
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$494,352	$673,701
Reinsurance recoverables and trade receivables, net	186,672	224,785
Inventories and parts, net	101,083	103,504
Prepaid expenses	562,904	174,100
Investments, fixed maturities and marketable equities	2,492,738	2,235,397
Investments, other	360,373	300,736
Deferred policy acquisition costs, net	103,118	136,276
Other assets	71,956	78,354
Right of use assets - financing, net	1,080,353	–
Right of use assets - operating	106,631	–
Related party assets	34,784	30,889
	5,594,964	3,957,742
Property, plant and equipment, at cost:
Land	1,032,945	976,454
Buildings and improvements	4,663,461	4,003,726
Furniture and equipment	752,363	689,780
Rental trailers and other rental equipment	511,520	590,039
Rental trucks	3,595,933	4,762,028
	10,556,222	11,022,027
Less: Accumulated depreciation	(2,713,162)	(3,088,056)
Total property, plant and equipment	7,843,060	7,933,971
Total assets	$13,438,024	$11,891,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$554,353	$556,873
Notes, loans and finance/capital leases payable, net	4,621,291	4,163,323
Operating lease liabilies	106,443	–
Policy benefits and losses, claims and loss expenses payable	997,647	1,011,183
Liabilities from investment contracts	1,802,217	1,666,742
Other policyholders' funds and liabilities	10,190	15,047
Deferred income	31,620	35,186
Deferred income taxes, net	1,093,543	750,970
Total liabilities	9,217,304	8,199,324

Commitments and contingencies (notes 9, 17, 18, and 19)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of March 31, 2020 and 2019	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2020 and 2019	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $ 0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of March 31, 2020 and 2019	–	–
Common stock, with $ 0.25 par value, 250,000,000 shares authorized:
Common stock of $ 0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of March 31, 2020 and 2019	10,497	10,497
Additional paid-in capital	453,819	453,326
Accumulated other comprehensive loss	34,652	(66,698)
Retained earnings	4,399,402	3,976,962
Cost of common shares in treasury, net ( 22,377,912 shares as of March 31, 2020 and 2019)	(525,653)	(525,653)
Cost of preferred shares in treasury, net ( 6,100,000 shares as of March 31, 2020 and 2019)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	–	(4,048)
Total stockholders' equity	4,220,720	3,692,389
Total liabilities and stockholders' equity	$13,438,024	$11,891,713

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2020	2019	2018
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$2,692,413	$2,653,497	$2,479,742
Self-storage revenues	418,741	367,276	323,903
Self-moving and self-storage products and service sales	265,091	264,146	261,557
Property management fees	30,406	29,148	29,602
Life insurance premiums	127,976	63,488	154,703
Property and casualty insurance premiums	66,053	60,853	57,100
Net investment and interest income	137,829	110,934	110,473
Other revenue	240,359	219,365	184,034
Total revenues	3,978,868	3,768,707	3,601,114

Costs and expenses:
Operating expenses	2,117,148	1,981,180	1,807,056
Commission expenses	288,332	288,408	276,705
Cost of sales	164,018	162,142	160,489
Benefits and losses	174,836	100,277	185,311
Amortization of deferred policy acquisition costs	31,219	28,556	24,514
Lease expense	26,882	33,158	33,960
Depreciation, net gains on disposals of ($ 27,057 , $ 26,982 and $ 11,822 respectively)	637,063	554,043	543,247
Net gains on disposal of real estate	(758)	(44)	(195,414)
Total costs and expenses	3,438,740	3,147,720	2,835,868

Earnings from operations	540,128	620,987	765,246
Other components of net periodic benefit costs	(1,054)	(1,013)	(927)
Interest expense	(160,950)	(142,445)	(126,706)
Pretax earnings	378,124	477,529	637,613
Income tax benefit (expense)	63,924	(106,672)	152,970
Earnings available to common stockholders	$442,048	$370,857	$790,583
Basic and diluted earnings per common share	$22.55	$18.93	$40.36
Weighted average common shares outstanding: Basic and diluted	19,603,708	19,592,048	19,588,889

Related party revenues for fiscal 2020, 2019 and 2018, net of eliminations, were $ 30.4 million, $ 29.1 million and $ 32.9 million, respectively.

Related party costs and expenses for fiscal 2020, 2019, and 2018, net of eliminations, were $ 64.7 million, $ 64.1 million and $ 61.3 million, respectively.

Please see Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and Consolidated Subsidiaries

Consolidated statements of comprehensive income (loss)

Fiscal Year Ended March 31, 2020	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$378,124	$63,924	$442,048
Other comprehensive income:
Foreign currency translation	9,377	–	9,377
Unrealized net gain on investments	124,566	(26,623)	97,943
Change in fair value of cash flow hedges	(8,352)	2,051	(6,301)
Amounts reclassified into earnings on hedging activities	(3)	1	(2)
Change in postretirement benefit obligations	441	(108)	333
Total other comprehensive income	126,029	(24,679)	101,350

Total comprehensive income	$504,153	$39,245	$543,398

Fiscal Year Ended March 31, 2019	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$477,529	$(106,672)	$370,857
Other comprehensive income:
Foreign currency translation	(1,759)	–	(1,759)
Unrealized net loss on investments	(76,124)	16,356	(59,768)
Change in fair value of cash flow hedges	598	(147)	451
Amounts reclassified into earnings on hedging activities	35	(9)	26
Change in postretirement benefit obligations	(1,359)	334	(1,025)
Total other comprehensive income	(78,609)	16,534	(62,075)

Total comprehensive income	$398,920	$(90,138)	$308,782

Fiscal Year Ended March 31, 2018	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$637,613	$152,970	$790,583
Other comprehensive income:
Foreign currency translation	14,652	–	14,652
Unrealized net gain on investments	30,929	(10,825)	20,104
Change in fair value of cash flow hedges	4,445	(1,363)	3,082
Amounts reclassified into earnings on hedging activities	–	–	–
Change in postretirement benefit obligations	288	(253)	35
Total other comprehensive income	50,314	(12,441)	37,873

Total comprehensive income	$687,927	$140,529	$828,456

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2017	$10,497	$452,172	$(51,236)	$2,892,893	$(525,653)	$(151,997)	$(6,932)	$2,619,744
Adjustment for adoption of ASU 2018 - 02	–	–	8,740	(8,740)	–	–	–	–
Increase in market value of released ESOP shares	–	574	–	–	–	–	–	574
Release of unearned ESOP shares	–	–	–	–	–	–	10,749	10,749
Purchase of ESOP shares	–	–	–	–	–	–	(11,640)	(11,640)
Foreign currency translation	–	–	14,652	–	–	–	–	14,652
Unrealized net gain on investments, net of tax	–	–	20,104	–	–	–	–	20,104
Change in fair value of cash flow hedges, net of tax	–	–	3,082	–	–	–	–	3,082
Change in postretirement benefit obligations	–	–	35	–	–	–	–	35
Net earnings	–	–	–	790,583	–	–	–	790,583
Common stock dividends: ($ 2.00 per share for fiscal 2018)	–	–	–	(39,175)	–	–	–	(39,175)
Net activity	–	574	46,613	742,668	–	–	(891)	788,964
Balance as of March 31, 2018	$10,497	$452,746	$(4,623)	$3,635,561	$(525,653)	(151,997)	$(7,823)	$3,408,708
Adjustment for adoption of ASU 2016 - 01	–	–	(9,724)	9,724	–	–	–	–
Increase in market value of released ESOP shares	–	580	–	–	–	–	–	580
Release of unearned ESOP shares	–	–	–	–	–	–	9,392	9,392
Purchase of ESOP shares	–	–	–	–	–	–	(5,617)	(5,617)
Foreign currency translation	–	–	(1,759)	–	–	–	–	(1,759)
Unrealized net loss on investments, net of tax	–	–	(50,044)	–	–	–	–	(50,044)
Change in fair value of cash flow hedges, net of tax	–	–	477	–	–	–	–	477
Change in postretirement benefit obligations	–	–	(1,025)	–	–	–	–	(1,025)
Net earnings	–	–	–	370,857	–	–	–	370,857
Common stock dividends: ($ 2.00 per share for fiscal 2019)	–	–	–	(39,180)	–	–	–	(39,180)
Net activity	–	580	(62,075)	341,401	–	–	3,775	283,681
Balance as of March 31, 2019	$10,497	$453,326	$(66,698)	$3,976,962	$(525,653)	$(151,997)	$(4,048)	$3,692,389
Increase in market value of released ESOP shares	–	493	–	–	–	–	–	493
Release of unearned ESOP shares	–	–	–	–	–	–	4,253	4,253
Purchase of ESOP shares	–	–	–	–	–	–	(205)	(205)
Foreign currency translation	–	–	9,377	–	–	–	–	9,377
Unrealized net gain on investments, net of tax	–	–	97,943	–	–	–	–	97,943
Change in fair value of cash flow hedges, net of tax	–	–	(6,303)	–	–	–	–	(6,303)
Change in postretirement benefit obligations	–	–	333	–	–	–	–	333
Net earnings	–	–	–	442,048	–	–	–	442,048
Common stock dividends: ($ 1.00 per share for fiscal 2020)	–	–	–	(19,608)	–	–	–	(19,608)
Net activity	–	493	101,350	422,440	–	–	4,048	528,331
Balance as of March 31, 2020	$10,497	$453,819	$34,652	$4,399,402	$(525,653)	$(151,997)	$–	$4,220,720

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings	$442,048	$370,857	$790,583
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	664,120	581,025	555,069
Amortization of deferred policy acquisition costs	31,219	28,556	24,514
Amortization of premiums and accretion of discounts related to investments, net	13,317	13,107	12,790
Amortization of debt issuance costs	4,426	3,923	3,868
Interest credited to policyholders	51,857	35,387	32,302
Change in allowance for losses on trade receivables	(14)	52	(120)
Change in allowance for inventories and parts reserves	640	(146)	5,065
Net gains on disposal of personal property	(27,057)	(26,982)	(11,822)
Net gains on disposal of real estate	(758)	(44)	(195,414)
Net gains on sales of investments	(13,596)	(2,663)	(6,269)
Net (gains) losses on equity investments	(3,783)	5,739	–
Deferred income taxes	317,893	106,811	(193,434)
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	38,129	(31,365)	(15,329)
Inventories and parts	1,776	(13,492)	(12,384)
Prepaid expenses	(391,120)	(8,620)	(40,765)
Capitalization of deferred policy acquisition costs	(24,447)	(25,957)	(27,350)
Other assets	(1,295)	157,152	(165,968)
Related party assets	(5,645)	4,194	53,408
Accounts payable and accrued expenses	(4,530)	10,263	(36,980)
Policy benefits and losses, claims and loss expenses payable	(12,618)	(236,120)	161,121
Other policyholders' funds and liabilities	(4,857)	5,007	(109)
Deferred income	(1,818)	966	5,524
Related party liabilities	1,626	(2,067)	(616)
Net cash provided by operating activities	1,075,513	975,583	937,684

Cash flows from investing activities:
Escrow deposits	6,617	4,299	31,362
Purchase of:
Property, plant and equipment	(2,309,406)	(1,869,968)	(1,363,745)
Short term investments	(61,226)	(54,048)	(63,556)
Fixed maturity investments	(379,349)	(540,045)	(390,900)
Equity securities	(83)	(957)	(662)
Preferred stock	–	–	(1,000)
Real estate	(4,286)	(635)	(1,939)
Mortgage loans	(62,016)	(63,611)	(83,507)
Proceeds from sales and paydowns of:
Property, plant and equipment	687,375	606,271	699,803
Short term investments	59,056	66,037	67,790
Fixed maturity investments	268,636	123,551	163,469
Equity securities	185	8,608	–
Preferred stock	2,375	1,625	4,208
Real estate	311	–	2,783
Mortgage loans	25,162	147,737	37,590
Net cash used by investing activities	(1,766,649)	(1,571,136)	(898,304)
	Page 1 of 2

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows (continued)

	Years Ended March 31,
	2020	2019	2018
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	$1,121,412	$897,311	$498,464
Principal repayments on credit facilities	(349,986)	(299,748)	(356,451)
Payment of debt issuance costs	(5,332)	(7,243)	(5,111)
Capital lease payments	(307,782)	(303,431)	(296,363)
Employee stock ownership plan shares	(206)	(418)	(11,640)
Securitization deposits	–	–	(2,180)
Common stock dividends paid	(29,404)	(39,179)	(29,380)
Investment contract deposits	234,640	400,123	401,814
Investment contract withdrawals	(151,022)	(132,833)	(182,549)
Net cash provided by financing activities	512,320	514,582	16,604

Effects of exchange rate on cash	(533)	(4,716)	5,598

Increase (decrease) in cash and cash equivalents	(179,349)	(85,687)	61,582
Cash and cash equivalents at the beginning of period	673,701	759,388	697,806
Cash and cash equivalents at the end of period	$494,352	$673,701	$759,388

	Page 2 of 2

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 1. Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a fiscal year that ends on the 31 st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31 st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2019, 2018 and 2017 correspond to fiscal 2020, 2019 and 2018 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation. Please see Note 3, Accounting Policies – Adoption of New Accounting Pronouncements , of the Notes to Consolidated Financial Statements.

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

We will continue to monitor our relationships with the other entities regarding who is the primary beneficiary, which could change based on facts and circumstances of any reconsideration events. Please see Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements.

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, which are consolidated under the voting interest model. Intercompany accounts and transactions have been eliminated.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $ 250,000 . Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $ 100,000 CAD per account. As of March 31, 2020 and March 31, 2019, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Derivative Financial Instruments

Our objective for holding derivative financial instruments is to manage interest rate risk exposure primarily through entering interest rate swap agreements and call options. We do not enter into these instruments for trading purposes. Counterparties to the interest rate swap agreements are major financial institutions. Derivatives are recognized at fair value on the balance sheet and are classified as prepaid expenses (asset) or accrued expenses (liability). Derivatives that are not designated as cash flow hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a cash flow hedge, changes in its fair value will be recorded in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 11, Derivatives, of the Notes to Consolidated Financial Statements.

Inventories and parts, net

Inventories and parts, net were as follows:

	March 31,
	2020	2019
	(In thousands)
Truck and trailer parts and accessories (a)	$88,138	$94,344
Hitches and towing components (b)	23,070	20,113
Moving supplies and propane (b)	11,824	10,356
Subtotal	123,032	124,813
Less: LIFO reserves	(18,886)	(18,987)
Less: excess and obsolete reserves	(3,063)	(2,322)
Total	$101,083	$103,504

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

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 96 % of the total inventories for March 31, 2020 and 2019. Had we utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $18.9 million and $19.0 million higher as of March 31, 2020 and 2019, respectively. In fiscal 2020, the negative effect on income due to liquidation of a portion of the LIFO inventory was $ 0.1 million.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Property, Plant and Equipment

Our Property, plant and equipment is stated at cost. Interest expense, if any, incurred during the initial construction of buildings is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment, other than real estate (“personal property”), are netted against depreciation expense when realized. The net amount of gains, netted against depreciation expense, were $ 27.1 million, $ 27.0 million and $ 11.8 million during fiscal 2020, 2019 and 2018, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, we raised the value threshold before certain assets are capitalized within our depreciation policy. This change in threshold, results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had operating expenses of $ 27.7 million and $ 21.0 million in fiscal 2020 and 2019, respectively. This change in threshold benefited us through the immediate recognition of tax deductible costs.

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

For our box truck fleet we utilize an accelerated method of depreciation based upon a declining formula. Under the declining balances method (2.4 times declining balance), the book value of a rental truck is reduced approximately 16%, 13%, 11%, 9%, 8%, 7%, and 6 % during years one through seven, respectively and then reduced on a straight line basis to a salvage value of 15 % by the end of year fifteen. Comparatively, a standard straight line approach would reduce the book value by approximately 5.7 % per year over the life of the truck.

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

In addition to our property, plant and equipment, we had real estate held for future development or use of $ 69.6 million and $ 53.5 million for fiscal 2020 and 2019, respectively and is included in Investments, other.

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

Policy Benefits and Losses, Claims and Loss Expenses Payable

Liabilities for future policy benefits related to life insurance, Medical supplement insurance, and deferred annuities are determined by management utilizing the net premium valuation methodology and are accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to policyholders and related expenses less the present value of future net premiums, is estimated using assumptions applicable at the time the insurance contracts are written, with provisions for the risk of adverse deviation, as appropriate. Assumptions include expected mortality and morbidity experience, policy lapses and surrenders, current asset yields and expenses, and expected interest rate yields. The Company periodically performs a gross premium valuation and reviews original assumptions, including capitalized expenses which reduce the gross premium valuation, to evaluate whether the assets and liabilities are adequate and whether a loss reserve should be recognized. Liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of IBNR losses. Oxford’s liabilities for deferred annuity contracts consist of contract account balances that accrue to the benefit of the policyholders.

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

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to our rental equipment. The consolidated balance sheets include $ 410.1 million and $ 407.9 million of liabilities related to these programs as of March 31, 2020 and 2019, respectively. These liabilities are recorded in Policy benefits and losses, claims and loss expenses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

Additionally, as of March 31, 2020 and 2019, the consolidated balance sheets include liabilities of $ 15.7 million and $ 15.6 million, respectively, related to medical plan benefits we provide for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of IBNR claims. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

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

Amounts collected from customers for sales tax are recorded on a net basis. Please see Note 23, Revenue Recognition, of the Notes to Consolidated Financial Statements.

Advertising

All advertising costs are expensed as incurred. Advertising expense was $ 13.7 million, $ 10.6 million and $ 8.1 million in fiscal 2020, 2019 and 2018, respectively.

Deferred Policy Acquisition Costs

Commissions and other costs that fluctuate with and are primarily related to the successful acquisition or renewal of certain insurance premiums are deferred. For our Life Insurance’s life and health insurance products, these costs are amortized, with interest, in relation to revenue such that costs are realized as a constant percentage of revenue. For its annuity insurance products the costs are amortized, with interest, in relation to the present value of actual and expected gross profits.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Starting in fiscal 2014, new annuity contract holders were provided with a sales inducement in the form of a premium bonus (the “Sales Inducement Asset”).   Sales inducements are recognized as an asset with a corresponding increase to the policyholder liability and are amortized in a similar manner to Deferred Policy Acquisition Costs.   As of December 31, 2019 and 2018, the Sales Inducement Asset included with Deferred Policy Acquisition Costs amounted to $ 16.8 million and $ 19.1 million, respectively on the consolidated balance sheet and amortization expense totaled $ 5.5 million, $ 3.7 million and $ 3.7 million for the periods ended December 31, 2019, 2018 and 2017, respectively.

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

Debt Issuance Costs

We defer costs directly associated with acquiring third-party financing. Debt issuance costs are deferred and amortized to interest expense using the effective interest method. Debt issuance costs related to our long-term debt are reflected as a direct deduction from the carrying amount of the debt. Please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements.

Adoption of New Accounting Pronouncements

On April 1, 2019, we adopted Accounting Standards Codification Topic 842, which require a lessee to recognize all leases with terms greater than 12 months on their balance sheet as a liability for its lease obligation, measured at the present value of lease payments not yet paid, and a corresponding asset representing its right to use the underlying asset over the lease term. The new leasing standard does not significantly change a lessee’s recognition, measurement and presentation of expenses and cash flows. Additionally, Topic 842 aligns key aspects of lessor accounting with the new revenue recognition guidance in Topic 606 (see   Note 23, Revenue Recognition) and expands disclosure of key information about leasing arrangements in an attempt to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases . We have determined portions of the vehicle rental contracts that convey the right to control the use of identified assets are within the scope of the accounting guidance contained in the new leasing standard. As described in Note 23, Revenue Recognition, the Company’s rental related revenues are accounted for under the revenue accounting standard Topic 606.

Topic 842 requires leases to be classified as either operating or finance, with lease classification determined in a manner similar to the former lease guidance. The basic principle is that leases of all types convey the right to direct the use and obtain substantially all the economic benefits of an identified asset, meaning they create an asset and liability for lessees. Lessees classify leases as either finance leases (comparable to former capital leases) or operating leases. Costs for a finance lease are split between amortization and interest expense, with operating leases reporting a single lease expense.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Topic 842 substantially changed the accounting for sale-leasebacks going forward, where we are to assess if the contract qualifies as a sale under ASC 606. We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, we expect future sale-leasebacks to be accounted for as a financial liability and the leased assets will be capitalized at cost. As all former sale-leasebacks have been accounted for as a sale, we did not reassess any former sale-leaseback transactions.

We adopted the new leasing standard using the Effective Date Approach, which allows entities to only apply the new lease standard in the year of adoption. We elected the available practical expedients for existing or expired contracts of lessees and lessors wherein the Company is not required to reassess whether such contracts contain leases, the lease classification or the initial direct costs. Additionally, we elected as accounting policies to not recognize right of use assets or lease liabilities for short-term leases (i.e. those with a term of 12 months or less) and to combine lease and non-lease components in the contract for both lessee and lessor arrangements.   Adoption of this standard resulted in most of our operating lease commitments being recognized as operating lease liabilities and right-of-use (“ROU”) assets. Please see Note 18, Leases, of the Notes to Consolidated Financial Statements.

On April 10, 2020, the FASB issued a question-and-answer document that allows entities to elect not evaluate whether a concession provided by a lessor to a lessee in response to COVID-19 is a lease modification. An entity that makes this election may then elect to apply the lease modification guidance to that relief or account for the concession as if it were contemplated in the existing contract.

On April 1, 2019, the Company adopted ASU 2017-08, Receivables – Nonrefundable Fees and Other Cost (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The adoption of the standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires the measurement and recognition of expected credit losses held at amortized cost. This new standard requires the use of forward-looking information to estimate credit losses and requires credit losses for available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction in the amortized cost basis. This update is effective for public companies for annual reporting periods beginning after December 15, 2019. In November 2019, the FASB released ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarified narrow issues within ASU 2016-13. Specifically, the four main clarifications include: expected recoveries for purchased financial assets with credit deterioration; transition relief for troubled debt restructurings; disclosures for accrued interest receivables; and financial assets backed by collateral maintenance provisions. The Company has completed the development of the implementation plan and is in the process of model development. The Company is evaluating whether ASU 2016-13 will have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for the timing of such transfers. ASU 2018-13 expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of the standard is not expected to have a material impact on our consolidated financial statements.

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

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This standard provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the impact of these standards on our consolidated financial statements.

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

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 11,949 ; and 17,581 as of March 31, 2019 and 2018, respectively. As of March 31, 2020, all of these shares have been released.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 5.   Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2020	2019
	(In thousands)
Reinsurance recoverable	$89,020	$99,615
Trade accounts receivable	59,394	90,786
Paid losses recoverable	624	2,333
Accrued investment income	25,744	25,142
Premiums and agents' balances	1,582	1,545
Independent dealer receivable	1,015	390
Other receivables	9,828	5,523
	187,207	225,334
Less: Allowance for doubtful accounts	(535)	(549)
	$186,672	$224,785

Note 6.   Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 30.8 million for both December 31, 2019 and 2018.

Available-for-Sale Investments

Available-for-sale investments as of March 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$112,421	$7,959	$(1)	$–	$120,379
U.S. government agency mortgage-backed securities	88,449	759	(1)	(373)	88,834
Obligations of states and political subdivisions	287,643	20,664	(155)	–	308,152
Corporate securities	1,656,425	100,302	(919)	(812)	1,754,996
Mortgage-backed securities	187,784	6,011	(1)	(107)	193,687
Redeemable preferred stocks	1,493	72	–	–	1,565
	$2,334,215	$135,767	$(1,077)	$(1,292)	$2,467,613

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

We sold available-for-sale securities with a fair value of $ 264.5 million, $ 114.8 million and $ 163.7 million in fiscal 2020, 2019 and 2018, respectively. The gross realized gains on these sales totaled $ 6.4 million, $ 2.0 million and $ 5.4 million in fiscal 2020, 2019 and 2018, respectively. We realized gross losses on these sales of $ 0.2 million, $ 0.2 million and $ 0.3 million in fiscal 2020, 2019 and 2018, respectively.

The unrealized losses of more than twelve months in the available-for-sale tables are considered temporary declines. We track each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans. Certain of these investments may have declines determined by management to be other-than-temporary and we recognized these write-downs through earnings. There were no write downs in fiscal 2020, 2019 and 2018.

We reviewed our available-for-sale investments at the end of the first quarter of fiscal 2021 and noted an increase in the unrealized loss position of $50.2 million (unaudited). We reviewed credit ratings of the issuers of these securities and determined that each issuer was current on its scheduled interest, dividends or principal payments. We further reviewed the fair value of these securities a month later and observed that the unrealized loss had recovered by $23.4 million (unaudited).

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

There were no credit losses recognized in earnings for which a portion of an other-than-temporary impairment was recognized in accumulated other comprehensive loss for fiscal 2020, 2019 or 2018.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	March 31, 2020		March 31, 2019
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Due in one year or less	$128,747	$129,420	$71,987	$71,954
Due after one year through five years	547,821	566,934	541,195	540,658
Due after five years through ten years	636,036	678,636	621,031	614,485
Due after ten years	832,334	897,371	845,052	834,769
	2,144,938	2,272,361	2,079,265	2,061,866

Mortgage backed securities	187,784	193,687	148,203	147,895
Redeemable preferred stocks	1,493	1,565	1,493	1,468
	$2,334,215	$2,467,613	$2,228,961	$2,211,229

As of March 31, 2018, equity investments were classified as available-for-sale on our balance sheet. However, upon adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities , on April 1, 2018, the updated guidance eliminated the available-for-sale balance sheet classification for equity investments. As of March 31, 2020 and 2019, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

	March 31, 2020		March 31, 2019
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Common stocks	$9,775	$20,015	$10,123	$17,379
Non-redeemable preferred stocks	5,076	5,110	7,451	6,789
	$14,851	$25,125	$17,574	$24,168

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2020	2019
	(In thousands)
Mortgage loans, net	$262,688	$225,829
Short-term investments	6,995	5,546
Real estate	69,569	53,519
Policy loans	11,212	10,491
Other equity investments	9,909	5,351
	$360,373	$300,736

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Mortgage loans are carried at the unpaid balance, less an allowance for probable losses net of any unamortized premium or discount. The portfolio of mortgage loans is principally collateralized by self-storage facilities and commercial properties. The interest rate range on the mortgage loans is 4.1 % to 8.2 % with maturities between 2020 and 2036 . The allowance for probable losses was $ 0.5 million for both March 31, 2020 and 2019, respectively. The estimated fair value of these loans as of March 31, 2020 and 2019 were not materially different compared to the carrying value. These loans represent first lien mortgages held by us. Mortgage loans are reviewed on an ongoing basis and analysis may include market analysis, estimated valuations of the underlying collateral, loan to value ratios, tenant creditworthiness and other factors. For our mortgage loans, no specifically identified loans were impaired as of March 31, 2020. We have not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area.

Short-term investments consist primarily of investments in money market funds, mutual funds and any other investments with short-term characteristics that have original maturities of less than one year at acquisition. These investments are recorded at cost, which approximates fair value.

Real estate held for future development or use is carried at the lower of fair value at time of acquisition or current estimated fair value less cost to sell. Other equity investments are carried at cost and assessed for impairment.

Insurance policy loans are carried at their unpaid balance.

Note 7.   Other Assets

Other assets were as follows:

	March 31,
	2020	2019
	(In thousands)
Deposits (debt-related)	$33,020	$30,408
Cash surrender value of life insurance policies	31,371	30,985
Deposits (real estate related)	7,565	16,961
	$71,956	$78,354

Note 8.   Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2020	2019	2018
	(In thousands)
Fixed maturities	$107,434	$99,348	$84,476
Real estate	7,304	5,538	5,344
Insurance policy loans	974	1,305	1,212
Mortgage loans	17,164	16,674	17,783
Short-term, amounts held by ceding reinsurers, net and other investments	9,807	(7,429)	3,098
Investment income	142,683	115,436	111,913
Less: investment expenses	(4,854)	(4,502)	(4,766)
Investment income - related party, net eliminations	–	–	3,326
Net investment and interest income	$137,829	$110,934	$110,473

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 9.   Borrowings

Long-Term Debt

Long-term debt was as follows:

						March 31,
	2020 Rates (a)		Maturities			2020	2019
						(In thousands)
Real estate loan (amortizing term)		2.36%			2023	$92,913	$102,913
Senior mortgages	3.11%	6.62%	2021	-	2038	2,029,878	1,741,652
Real estate loans (revolving credit)	2.98%	3.14%	2022	-	2025	519,000	429,400
Fleet loans (amortizing term)	1.95%	4.66%	2020	-	2027	224,089	263,209
Fleet loans (revolving credit)	2.73%	2.75%	2022	-	2024	567,000	530,000
Finance/capital leases (rental equipment)	1.92%	5.04%	2020	-	2026	734,870	1,042,652
Finance liability (rental equipment)	2.63%	4.22%	2024	-	2027	398,834	–
Other obligations	2.50%	8.00%	2020	-	2049	84,484	82,417
Notes, loans and finance/capital leases payable						$4,651,068	$4,192,243
Less: Debt issuance costs						(29,777)	(28,920)
Total notes, loans and finance/capital leases payable, net						$4,621,291	$4,163,323

(a) Interest rate as of March 31, 2020, taking into account the effect of applicable hedging instruments

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

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of March 31, 2020, the applicable LIBOR was 0.86 % and the applicable margin was 1.50%, the sum of which was 2.36%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.11 % and 6.62%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $ 385.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The final maturity of the loans is between June 2022 and March 2025 . The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of March 31, 2020, the applicable LIBOR was between 1.58 % and 1.60 % and the margin was between 1.25 % and 1.40%, the sum of which was between 2.85% and 3.10%. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $ 150.0 million, which can be increased to $ 300.0 million by bringing in other lenders. As of March 31, 2020, the outstanding balance was $ 150.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of March 31, 2020, the applicable LIBOR was 1.60 % and the margin was 1.38%, the sum of which was 2.98%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30 % fee charged for unused capacity. In April 2020, the Company expanded the borrowing capacity to $ 200.0 million, extended the maturity to April 2023 and the margin increased to 2.25%.

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

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 590.0 million. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margin. As of March 31, 2020, the applicable LIBOR was between 1.58 % and 1.60%, and the margin was 1.15%, the sum of which was between 2.73% and 2.75%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly.

Finance/Capital Leases

The Finance/Capital Lease balance represents our sale-leaseback transactions of rental equipment that were entered into and classified as capital leases prior to the adoption of ASC 842 on April 1, 2019. The historical capital lease balance was reclassified to Right-of-use assets-finance, net. The agreements are generally seven (7) year terms with interest rates ranging from 1.92 % to 5.04%.   All of our finance leases are collateralized by our rental fleet. There were no new financing leases, as assessed under the new leasing guidance, entered into during fiscal 2020.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Finance Liabilities

Finance Liabilities represent our rental equipment financing transactions that have historically been accounted for as capital leases prior to the adoption of ASC 842 on April 1, 2019, which substantially changed the accounting for sale-leasebacks going forward. In accordance with the new leasing guidance, we assess if sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.   We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, we expect future sale-leasebacks to be accounted for as a financial liability and the leased assets will be capitalized at cost.     Our finance liabilities have an average term of seven (7) years and interest rates ranging from 2.63 % to 4.22%. These finance liabilities are collateralized by our rental fleet.

Other Obligations

In February 2011, AMERCO and U.S. Bank, NA (the “Trustee”) entered into the U-Haul Investors Club ® Indenture.   AMERCO and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes ® ”). The U-Notes ® are secured by various types of collateral including, but not limited to, rental equipment and real estate.   U-Notes ® are issued in smaller series that vary as to principal amount, interest rate and maturity.   U-Notes ® are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

As of March 31, 2020, the aggregate outstanding principal balance of the U-Notes ® issued was $ 87.3 million, of which $ 2.8 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.50 % and 8.00 % and maturity dates range between 2020 and 2049 .

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made advances to Oxford. As of December 31, 2019, the advances had an aggregate balance of $ 60.0 million, for which Oxford pays fixed interest rates between 1.72 % and 2.95 % with maturities between March 30, 2020 and September 30, 2022. As of December 31, 2019, available-for-sale investments held with the FHLB totaled $ 117.9 million, of which $ 67.6 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance/Capital Leases Payable

The annual maturities of our notes, loans and finance/capital leases payable as of March 31, 2020 for the next five years and thereafter are as follows:

	Years Ended March 31,
	2021	2022	2023	2024	2025	Thereafter	Total
	(In thousands)
Notes, loans and finance/capital leases payable, secured	$459,184	$510,933	$1,011,688	$755,025	$393,498	$1,520,740	$4,651,068

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 10.   Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2020	2019	2018
	(In thousands)
Interest expense	$180,444	$150,609	$125,412
Capitalized interest	(23,517)	(12,733)	(6,466)
Amortization of transaction costs	4,427	3,745	3,867
Interest expense resulting from cash flow hedges	(404)	824	3,893
Total interest expense	160,950	142,445	126,706

Interest paid in cash, including payments related to derivative contracts, amounted to $ 168.1 million, $ 149.8 million and $ 129.3 million for fiscal 2020, 2019 and 2018, respectively.

Interest Rates

Interest rates and our revolving credit borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2020	2019	2018
	(In thousands, except interest rates)
Weighted average interest rate during the year	3.31%	3.39%	2.48%
Interest rate at year end	2.86%	3.60%	2.84%
Maximum amount outstanding during the year	$1,086,000	$959,400	$538,000
Average amount outstanding during the year	$1,002,081	$699,415	$517,997
Facility fees	$193	$374	$410

Note 11.   Derivatives

We manage exposure to changes in market interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, with the designated benchmark interest rate being hedged on certain of our LIBOR indexed variable rate debt and a variable rate operating lease. The interest rate swaps effectively fix our interest payments on certain LIBOR indexed variable rate debt. We monitor our positions and the credit ratings of its counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. These fair values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate and are classified as Level 2 in the fair value hierarchy.

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the consolidated balance sheet were as follows:

	March 31, 2020	March 31, 2019
	(In thousands)
Interest rate contracts designated as hedging instruments
Assets	$–	$139
Liabilities	8,214	–
Notional amount (debt)	235,000	22,792

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	Years Ended March 31,
	2020	2019	2018
	(In thousands)
(Gain) loss recognized in AOCI on interest rate contracts	$8,356	$(633)	$(4,445)
(Gain) loss reclassified from AOCI into income	$(401)	$789	$3,893

Gains or losses recognized in income on derivatives are recorded as interest expense in the consolidated statements of operations.   During fiscal year 2020, we recognized a decrease in the fair value of our cash flow hedges of $ 6.3 million, net of taxes.   During fiscal year 2020, we reclassified $ 0.4 million from accumulated other comprehensive income (loss) (“AOCI”) to interest expense.   As of March, 31 2020, we expect to reclassify $ 0.4 million of net gains on interest contracts from AOCI to earnings as interest expense over the next twelve months.

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. At March 31, 2020 and 2019, these derivative hedges had a net market value of $ 5.9 million and $ 1.5 million, with notional amounts of $ 246.8   million and $ 284.0   million, respectively. These derivative instruments are included in Investments, other; on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy.

Although the call options are employed to be effective hedges against our policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under GAAP. Accordingly, the call options are marked to fair value on each reporting date with the change in fair value, plus or minus, included as a component of net investment and interest income. The change in fair value of the call options include the gains or losses recognized at the expiration of the option term and the changes in fair value for open contracts.

Note 12.   Accumulated Other Comprehensive Income (Loss)

A summary of our AOCI components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance as of March 31, 2019	$(56,612)	$(7,259)	$107	$(2,934)	$(66,698)
Foreign currency translation	9,377	–	–	–	9,377
Unrealized net gain on investments	–	97,943	–	–	97,943
Change in fair value of cash flow hedges	–	–	(6,301)	–	(6,301)
Amounts reclassified into earnings on hedging activities	–	–	(2)	–	(2)
Change in post retirement benefit obligaiton	–	–	–	333	333
Other comprehensive income (loss)	9,377	97,943	(6,303)	333	101,350
Balance as of March 31, 2020	$(47,235)	$90,684	$(6,196)	$(2,601)	$34,652

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 13. Stockholders’ Equity

The following table lists the dividends that have been declared and issued for fiscal years 2020 and 2019.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

December 4, 2019	$0.50	December 19, 2019	January 6, 2020
August 22, 2019	0.50	September 9, 2019	September 23, 2019
March 6, 2019	0.50	March 21, 2019	April 4, 2019
December 5, 2018	0.50	December 20, 2018	January 7, 2019
August 23, 2018	0.50	September 10, 2018	September 24, 2018
June 6, 2018	0.50	June 21, 2018	July 5, 2018

On June 8, 2016, our stockholders’ approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of March 31, 2020, no awards had been issued under this plan.

Note 14.   Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2020	2019	2018
	(In thousands)
Pretax earnings:
U.S.	$372,687	$466,175	$628,901
Non-U.S.	5,437	11,354	8,712
Total pretax earnings	$378,124	$477,529	$637,613

Current provision (benefit)
Federal	$(373,817)	$(6,114)	$21,780
State	(9,600)	3,420	6,471
Non-U.S.	949	1,375	1,412
	(382,468)	(1,319)	29,663
Deferred provision (benefit)
Federal	307,846	94,961	(199,415)
State	9,728	11,311	15,479
Non-U.S.	970	1,719	1,303
	318,544	107,991	(182,633)

Provision for income tax expense (benefit)	$(63,924)	$106,672	$(152,970)

Income taxes paid (net of income tax refunds received)	$6,859	$4,255	$68,671

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2020	2019	2018
	(in percentages)
Statutory federal income tax rate	21.00%	21.00%	31.55%
Increase (reduction) in rate resulting from:
Deferred tax liability revaluation	–%	–%	(58.25)%
NOL tax rate benefit	(38.62)%	–%	–%
State taxes, net of federal benefit	0.02%	2.41%	2.33%
Foreign rate differential	0.21%	0.15%	–%
Federal tax credits	(0.53)%	(0.15)%	(0.32)%
Transition tax	–%	(0.20)%	1.83%
Tax-exempt income	(0.17)%	–%	–%
Dividend received deduction	(0.01)%	(0.01)%	(0.03)%
Phase III tax	–%	–%	0.63%
Other	1.19%	(0.86)%	(1.73)%
Actual tax expense (benefit) of operations	(16.91)%	22.34%	(23.99)%

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2020	2019
Deferred tax assets:	(In thousands)
Net operating loss and credit carry forwards	$25,973	$90,061
Accrued expenses	105,171	105,727
Policy benefit and losses, claims and loss expenses payable, net	20,189	16,515
Operating leases	22,353	–
Total deferred tax assets	$173,686	$212,303

Deferred tax liabilities:
Property, plant and equipment	$1,198,198	$940,433
Operating leases	22,353	–
Deferred policy acquisition costs	12,795	14,191
Unrealized gains	29,873	4,223
Other	4,010	4,426
Total deferred tax liabilities	1,267,229	963,273
Net deferred tax liability	$1,093,543	$750,970

On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief and Economic Security (the “CARES Act”), which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by COVID-19 and generally supporting the U.S. economy.   Among other things, the CARES Act includes provisions relating to net operating loss (“NOL”) carryback periods, alternative minimum tax (“AMT”) credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.   In particular, the CARES Act allows for NOLs generated in 2018, 2019, or 2020 to be carried back 5 years.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

As a result, the NOL and credit carry-forwards in the above table are primarily attributable to state NOLs.   Federal NOLs from fiscal years 2018, 2019 and 2020 have been carried back to prior tax years as provided by the CARES Act.   The statutory tax rate for the carryback years was 35% as compared to 21% at present.   Consequently, we recognized a benefit amount of $ 146.0 million for fiscal year 2020.   It is possible future legislation could reduce or delay our ability to carryback these losses.

As of March 31, 2020 and March 31, 2019, AMERCO had state NOLs of $ 337.3 million and $ 172.3 million, respectively, that will begin to expire March 31, 2021, if not utilized.

The 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and repealed the deferral of the phase three tax for life insurance companies. The blended statutory Federal Tax Rate for our full fiscal year 2018 was 31.55%. As of December 22, 2018, we completed our accounting for the tax effects of enactment of the Tax Reform Act. For fiscal year 2018, we recognized a benefit amount of $ 356.6 million, which was included as a component of income tax expense from continuing operations.

For fiscal year 2018, we re-measured certain deferred tax assets and liabilities based on the rates they are expected to reverse in the future which is generally 21%.   The amount recorded related to the re-measurement of our deferred tax balance was a benefit of $ 371.5 million for fiscal year 2018.

As of December 31, 2017, the Company elected to reclassify the income tax effects of the Tax Reform Act in the amount of $ 8.7 million from AOCI to retained earnings under ASU 2018-02. In addition, the Company has adopted the "investment by investment" approach as our accounting policy with regard to releasing disproportionate income tax effects from AOCI.

For fiscal year 2018, we calculated and recorded a one-time transition tax on earnings from foreign subsidiaries based on the post-1986 earnings and profits of our Canadian subsidiaries that were previously deferred from U.S. income taxes.   The effect of this one-time transition tax liability for our foreign subsidiaries resulted in an increase in income tax expense of $ 10.7 million for fiscal year 2018.

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

The Tax Reform Act repeals the special rules with regard to distribution to shareholders from pre-1984 policyholders surplus account. This one-time tax was based on the balance of our pre-1984 policyholder surplus account. We reported the amount of our one-time tax liability for Phase Three Tax, resulting in an increase in income tax expense of $ 4.2 million for fiscal year 2018.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

	Unrecognized Tax Benefits
	March 31,
	2020	2019
	(In thousands)

Unrecognized tax benefits beginning balance	$37,201	$35,739
Revaluation based on change in after tax benefit	–	–
Additions based on tax positions related to the current year	42	1,887
Reductions for tax positions of prior years	(7,606)	(46)
Settlements	(5)	(379)
Unrecognized tax benefits ending balance	$29,632	$37,201

We recognize interest related to unrecognized tax benefits as interest expense, and penalties as income tax expenses. At March 31, 2020 and 2019, the amount of interest accrued on unrecognized tax benefits was $ 12.8 million and $ 9.5 million, net of tax. During the current year we recorded expense from interest in the amount of $ 3.3 million, net of tax.

We file income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. While the Company has ongoing audits in Canada and various state jurisdictions, there have been no proposed or anticipated adjustments that would materially impact the financial statements. With some exceptions, we are no longer subject to audit for years prior to the fiscal year ended March 31, 2017.

Note 15.   Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the United States and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of Directors (the “Board”) of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2020, 2019 or 2018.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor an Employee Stock Ownership Plan (“ESOP”) that generally covers all employees with one year or more of service. The ESOP began as a leveraged plan where shares were pledged as collateral for its debt which was originally funded by U-Haul. We made annual contributions to the ESOP equal to the ESOP’s debt service. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. ESOP shares were committed to be released monthly and ESOP compensation expense was recorded based on the current market price at the end of the month. These shares then become outstanding for the earnings per share computations.   In fiscal 2020 we delivered the plan and now contributions are made at the discretion of management with expense being recognized upon the decision to contribute.   ESOP compensation expense was $ 10.3 million, $ 11.3 million and $ 11.4 million for fiscal 2020, 2019 and 2018, respectively, which are included in operating expenses in the consolidated statements of operations.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Listed below is a summary of these financing arrangements as of fiscal year-end:

	Outstanding as of	Interest Payments
Financing Date	March 31, 2020	2020	2019	2018
	(In thousands)
June, 1991	$–	$–	$1	$1
July, 2009	–	9	17	26
February, 2016	–	229	190	242

Leveraged contributions to the Plan Trust during fiscal 2020, 2019 and 2018 were $ 5.6 million, $ 1.0 million and $ 1.0 million, respectively. In fiscal 2020, 2019 and 2018, the Company made non-leveraged contributions of $ 4.0 million, $ 5.2 and $ 11.0 million, respectively to the Plan Trust. In both fiscal 2020 and 2019, $ 0.0 million of dividends from unallocated shares were applied to debt.

Shares held by the Plan were as follows:

	Years Ended March 31,
	2020	2019
	(In thousands)
Allocated shares	1,003	1,069
Unreleased shares - leveraged	–	16
Fair value of unreleased shares - leveraged	$–	$6,019
Unreleased shares - non-leveraged	–	–
Fair value of unreleased shares - non-leveraged	$–	$–

The fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2020 and March 31, 2019, respectively. During fiscal 2020, we released for allocation 16,558 leveraged shares and 13,989 non-leveraged shares. As of March 31, 2020, it is estimated there will be no shares committed to be released.

Post Retirement and Post Employment Benefits

We provide a health reimbursement benefit to our eligible U.S. employees and their eligible dependents upon retirement from the Company. The retiree must have attained age sixty-five and earned twenty years of full-time service upon retirement to be awarded the health reimbursement benefit. The health reimbursement benefit is capped at a $ 20,000 lifetime maximum per covered person. Reimbursements are coordinated with Medicare and any other medical policies in force.

In addition, retirees who have attained age sixty-five and earned at least twenty years of full-time service upon retirement from the Company are entitled to group term life insurance benefits. The life insurance benefit is $ 3,000 plus $ 100 for each year of employment over twenty years. The benefits are not funded, and claims are paid as they are incurred. We use a March 31 measurement date for our post retirement benefit disclosures.

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2020	2019	2018
	(In thousands)
Service cost for benefits earned during the period	$1,055	$1,108	$1,073
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	964	943	869
Other components	90	70	58
Total other components of net periodic benefit costs	1,054	1,013	927
Net periodic postretirement benefit cost	$2,109	$2,121	$2,000

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The fiscal 2020 and fiscal 2019 post retirement benefit liability included the following components:

	Years Ended March 31,
	2020	2019
	(In thousands)
Beginning of year	$25,817	$23,316
Service cost for benefits earned during the period	1,055	1,108
Interest cost on accumulated post retirement benefit	964	943
Net benefit payments and expense	(93)	(979)
Actuarial (gain) loss	(240)	1,429
Accumulated postretirement benefit obligation	27,503	25,817

Current liabilities	1,151	1,037
Non-current liabilities	26,352	24,780

Total post retirement benefit liability recognized in statement of financial position	27,503	25,817
Components included in accumulated other comprehensive income (loss):
Unrecognized net loss	(3,447)	(3,890)
Cumulative net periodic benefit cost (in excess of employer contribution)	$24,056	$21,927

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2020	2019	2018
	(In percentages)
Accumulated postretirement benefit obligation	3.37%	3.83%	3.98%

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Net periodic post retirement benefit cost above includes the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2020 was 6.5 % in the initial year and was projected to decline annually to an ultimate rate of 4.5 % in fiscal 2038. The assumed health care cost trend rate used to measure the accumulated post retirement benefit obligation as of the end of fiscal 2019 (and used to measure the fiscal 2020 net periodic benefit cost) was 6.9 % in the initial year and was projected to decline annually to an ultimate rate of 4.5 % in fiscal 2038.

If the estimated health care cost trend rate assumptions were increased by one percent, the accumulated post retirement benefit obligation as of fiscal year-end would increase by $ 246 thousand and the total of the service cost and interest cost components would increase by $ 25 thousand. A decrease in the estimated health care cost trend rate assumption of one percent would decrease the accumulated post retirement benefit obligation as of fiscal year-end by $ 278 thousand and the total of the service cost and interest cost components would decrease by $ 29 thousand.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Post employment benefits provided by us, other than upon retirement, are not material.

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2021	$1,151
2022	1,350
2023	1,547
2024	1,753
2025	1,965
2026 through 2029	11,581
Total	$19,347

Note 16.   Fair Value Measurements

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Other investments including short-term investments are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
Year Ended March 31, 2020	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$186,672	$–	$–	$186,672	$186,672
Mortgage loans, net	262,688	–	–	262,688	262,688
Other investments	97,685	–	–	97,685	97,685
Total	$547,045	$–	$–	$547,045	$547,045

Liabilities
Notes, loans and finance/capital leases payable	$4,651,068	$–	$4,651,068	$–	$4,342,308
Total	$4,651,068	$–	$4,651,068	$–	$4,342,308

	Fair Value Hierarchy
Year Ended March 31, 2019	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$224,785	$–	$–	$224,785	$224,785
Mortgage loans, net	225,829	–	–	225,829	225,829
Other investments	74,907	–	–	74,907	74,907
Total	$525,521	$–	$–	$525,521	$525,521

Liabilities
Notes, loans and finance/capital leases payable	$4,192,243	–	$4,192,243	$–	$4,192,243
Total	$4,192,243	$–	$4,192,243	$–	$4,192,243

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of March 31, 2020 and 2019, that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

Year Ended March 31, 2020	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$369,279	$368,968	$311	$–
Fixed maturities - available for sale	2,466,048	7,156	2,458,731	161
Preferred stock	6,675	6,675	–	–
Common stock	20,015	20,015	–	–
Derivatives	5,944	5,944	–	–
Total	$2,867,961	$408,758	$2,459,042	$161

Liabilities
Derivatives	$8,214	$–	$8,214	$–
Total	$8,214	$–	$8,214	$–

Year Ended March 31, 2019	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$463,847	$463,599	$248	$–
Fixed maturities - available for sale	2,209,761	7,327	2,202,213	221
Preferred stock	8,257	8,257	–	–
Common stock	17,379	17,379	–	–
Derivatives	1,607	1,468	139	–
Total	$2,700,851	$498,030	$2,202,600	$221

Liabilities
Derivatives	$–	$–	$–	$–
Total	$–	$–	$–	$–

The fair value measurements of our assets using significant unobservable inputs (Level 3) were $0.2 million and $0.3 million as of March 31, 2020 and 2019, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 17.   Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $ 125,000 .

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2019
Life insurance in force	$957,280	$7	$441,563	$1,398,836	32%
Premiums earned:
Life	$53,289	$1	$5,629	$58,917	10%
Accident and health	66,863	226	1,563	68,200	2%
Annuity	65	–	794	859	92%
Property and casualty	69,126	–	15	69,141	–%
Total	$189,343	$227	$8,001	$197,117

Year ended December 31, 2018
Life insurance in force	$941,822	$207	$548,152	$1,489,767	37%
Premiums earned:
Life	$51,691	$(1)	$(69,616)	$(17,924)	388%
Accident and health	77,813	267	1,851	79,397	2%
Annuity	1,221	–	794	2,015	39%
Property and casualty	60,848	–	–	60,848	–%
Total	$191,573	$266	$(66,971)	$124,336

Year ended December 31, 2017
Life insurance in force	$947,720	$248	$876,865	$1,824,337	48%
Premiums earned:
Life	$51,227	$4	$9,880	$61,103	16%
Accident and health	90,396	295	1,977	92,078	2%
Annuity	728	–	794	1,522	52%
Property and casualty	57,161	69	8	57,100	–%
Total	$199,512	$368	$12,659	$211,803

(a)   Balances are reported net of inter-segment transactions.

Reserves for recognizing a premium deficiency included in future policy benefits are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be materially insufficient to provide for expected future policy benefits and expenses. Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. The Company has not recognized any reserves related to premium deficiencies in the years ended December 31, 2019 and December 31, 2018.

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Repwest holds letters of credit as of December 31, 2019 in the amount of $ 0.1 million from re-insurers and has issued letters of credit in the amount of $ 1.9 million in favor of certain ceding companies.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	December 31,
	2019	2018
	(In thousands)
Unpaid losses and loss adjustment expense	$209,127	$228,970
Reinsurance losses payable	1,214	988
Total	$210,341	$229,958

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

	December 31,
	2019	2018	2017
	(In thousands)
Balance at January 1	$228,970	$233,554	$244,400
Less: reinsurance recoverable	94,920	94,490	103,952
Net balance at January 1	134,050	139,064	140,448
Incurred related to:
Current year	22,137	19,579	15,749
Prior years	(9,535)	(5,365)	233
Total incurred	12,602	14,214	15,982
Paid related to:
Current year	7,366	8,838	8,969
Prior years	17,242	10,390	8,397
Total paid	24,608	19,228	17,366
Net balance at December 31	122,044	134,050	139,064
Plus: reinsurance recoverable	87,083	94,920	94,490
Balance at December 31	$209,127	$228,970	$233,554

Prior year incurred losses were impacted by favorable development on numerous Excess Workers Compensation claims. The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $ 87.1 million) decreased by $ 19.8 million as of December 31, 2019.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The information about property and casualty incurred and paid loss and loss adjustment expense development for the years end December 31, 2013 through 2019, and the average annual percentage payout of incurred claims by age as of December 31, 2019, is presented as supplementary information. Claims data for 2013 through 2018 is unaudited. Claims data for 2019 is audited.

Cumulative Incurred Claims and Allocted Claims Adjustment Expenses, Net of Reinsurance
								As of
								December 31, 2019
								Total of
								Incurred-but-
								Not-Reported
								Liabilities Plus
								Expected	Cumulative
								Development	Number of
Accident								on Reported	Reported
Year	2013	2014	2015	2016	2017	2018	2019	Claims	Claims
		(In thousands, except claim counts)
2013	$9,861	$9,853	$9,914	$9,741	$9,576	$9,595	$9,594	$–	7,652
2014		11,691	10,907	10,720	10,759	10,748	10,493	78	9,627
2015			12,214	12,459	12,460	12,464	11,087	–	10,652
2016				13,297	13,011	13,056	11,790	–	10,954
2017					15,749	16,109	17,078	1,411	11,291
2018						19,580	18,386	4,692	11,083
2019							22,138	10,743	10,745
							Total	16,924

The following table presents paid claims development as of December 31, 2019, net of reinsurance. Claims data for 2013 through 2018 is unaudited. Claims data for 2019 is audited.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
		(In thousands)
Accident
Year	2013	2014	2015	2016	2017	2018	2019
2013	$5,227	$7,608	$8,718	$9,462	$9,576	$9,595	$9,594
2014		6,154	8,087	9,270	9,293	10,325	10,327
2015			7,509	9,601	9,730	10,343	11,087
2016				7,777	10,665	11,643	11,746
2017					8,969	11,638	14,825
2018						8,838	12,689
2019							7,366
					Total	Total	77,634
All outstanding liabilities before 2013, net of reinsurance							99,113
Liabilities for claims and claim adjustment expenses, net of reinsurance							122,044

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The reconciliation of the net incurred and paid claims development tables for the liability for claims and claims adjustment expenses is as follows:

December 31, 2019
(In thousands)
Liabilities for unpaid Property and Casualty claims
and claim adjustment expenses, net of reinsurance	$122,044

Total reinsurance recoverable on unpaid
Property and Casualty claims	$87,083

Total gross liability for unpaid Property and Casualty
claims and claim adjustment expense	$209,127

The following is supplementary information about average historical claims duration as of December 31, 2019.

Average Annual Percentage Payout of Incurred Claims by Age, net of Reinsurance
	(In percentages)
Years	1	2	3	4	5	6	7
Property and Casualty Insurance	54.4%	20.5%	10.2%	3.6%	5.9%	0.1%	–%

Note 18. Leases

Lessor

We have determined that revenues derived by providing self-moving equipment rentals, self-storage rentals and certain other revenues, including U-Box rentals, are within the scope of the accounting guidance contained in Topic 842. Our self-moving equipment rental related revenues have been accounted for under the revenue accounting standard Topic 606, until the adoption of Topic 842.

For the periods after April 1, 2019, we combined all lease and non-lease components of lease contracts for which the timing and pattern of transfer are the same and the lease component meets the classification of an operating lease, and account for them in accordance with Topic 842. The revenue streams accounted for in accordance with Topic 842 are recognized evenly over the period of rental. Please see Note 23, Revenue Recognition, of the Notes to Consolidated Financial Statements.

Lessee

We determine if an arrangement is a lease at inception. Operating leases, which are comprised primarily of storage rental locations, are included in ROU assets - operating and operating lease liability in our consolidated balance sheet dated March 31, 2020. Finance leases, which are comprised primarily of rental equipment leases, are included in ROU assets - financing, net, and notes, loans and finance/capital leases payable, net in our consolidated balance sheet dated March 31, 2020.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected remaining lease term. We use our incremental borrowing rate based on information available at commencement date including the rate for a fully collateralized loan that can either be fully amortizing or financed with a residual at the end of the lease term, for a borrower with similar credit quality in order to determine the present value of lease payments. Our lease terms may include options to extend or terminate the lease, which are included in the calculation of ROU assets when it is reasonably certain that we will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Adoption of this standard resulted in most of our operating lease commitments being recognized as operating lease liabilities and ROU assets, which increased total assets and total liabilities by approximately $ 105.4 million related to property operating leases, as of April 1, 2019. In addition, we reclassified a net amount of $ 948.2 million related to vehicle financing leases from property, plant, and equipment, net to ROU assets financing, net. During fiscal 2020, we recognized new operating leases and ROU assets of $ 20.2 million.

The standard also changed the manner by which we account for our equipment sale/leaseback transactions.   Based on our assessment, the lease transactions are classified as financing leases, and therefore the transactions do not qualify as a sale.   Pursuant to the guidance, new sale leaseback transactions that fail to qualify as a sale will be accounted for as a financial liability.   Please see Note 9, Borrowings, of the Notes to Consolidated Finanical Statements for additional information.

The following table shows the components of our right-of-use assets, net:

	As of March 31, 2020
	Finance	Operating	Total
	(In thousands)

Buildings and improvements	$–	$125,547	$125,547
Furniture and equipment	21,113	–	21,113
Rental trailers and other rental equipment	116,072	–	116,072
Rental trucks	1,738,081	–	1,738,081
Right-of-use assets, gross	1,875,266	125,547	2,000,813
Less: Accumulated depreciation	(794,913)	(18,916)	(813,829)
Right-of-use assets, net	$1,080,353	$106,631	$1,186,984

	Finance	Operating
Weighted average remaining lease term (years)	4 Years	14 Years
Weighted average discount rate	3.5%	4.6%

For the last twelve months ended March 31, 2020, cash paid for leases included in our operating and financing cash flow activities were $ 25.9 million and $307.8 million, respectively.

The components of lease costs, including leases of less than 12 months, were as follows:

Twelve Months Ended
March 31, 2020
(In thousands)

Operating lease costs	$27,494

Finance lease cost:
Amortization of right-of-use assets	$186,860
Interest on lease liabilities	30,901
Total finance lease cost	$217,761

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
Year ending March 31,	(In thousands)

2021	$218,424	$23,782
2022	164,190	22,001
2023	124,160	21,238
2024	106,156	20,616
2025	75,502	9,701
Thereafter	46,438	64,806
Total lease payments	734,870	162,144
Less: imputed interest	–	(55,701)
Present value of lease liabilities	$734,870	$106,443

As previously disclosed in our 2019 Annual Report o Form 10-K and under the previous lease accounting standard, our operating and ground lease commitments for leases having terms of more than one year were as follows:

Total
(In thousands)
Year-ended March 31:
2020	$20,852
2021	18,495
2022	16,750
2023	16,317
2024	15,736
Thereafter	54,683
Total	$142,833

Note 19.   Contingencies

COVID-19

In late 2019, COVID-19 was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, consumer sentiment, economies and financial markets.

During and subsequent to the fourth quarter of fiscal 2020, the Company has been impacted by the spread of COVID-19. The extent to which COVID-19 impacts the Company’s business, operations and financial results will depend upon numerous evolving factors that the Company is not able to predict at this time, including among others: customer initiated changes in behavior, actions that have been and continue to be taken by governmental entities, our workforce may be negatively impacted disrupting our ability to serve customers, any new information that may emerge concerning the severity and duration of COVID-19 and the reaction of capital markets. For April the two most significant effects that we have experienced are an approximate 30% (unaudited) decline in self-moving equipment rental income along with a decrease of approximately $ 39.5 million (unaudited) in proceeds from the sales of rental equipment compared to April 2019.   The decline in equipment rental revenue has been improving in May (unaudited).

Although the Company cannot estimate the length or gravity of the impact of COVID-19 at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position and liquidity in fiscal 2021.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

CARES Act

The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impact the CARES Act may have on our business. To date we have availed ourselves of the provisions related to deferring certain payroll taxes, carrybacks of net operating losses, and will utilize the technical corrections to tax deprecation methods.   We estimate that the net operating loss carrybacks combined with the depreciation adjustments for our fiscal 2020 federal income tax return will result in a refund of approximately $ 381 million, which are reflected in Prepaid expense. As refunds are received, they will reduce this amount. We have estimated and recorded the overall effects of the CARES Act and do not anticipate a material change. It is possible future legislation could reduce or delay our ability to carryback these losses.

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

SAC Holding Corporation and SAC Holding II Corporation (collectively “SAC Holdings”) were established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we sold real estate and various self-storage properties to SAC Holdings, and such sales provided significant cash flows to us. SAC Holdings, Four SAC Self-Storage Corporation, Five SAC Self-Storage Corporation, Galaxy Investments, L.P. and 2015 SAC self-storage are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly owned by Willow Grove Holdings LP, which is owned by Mark V. Shoen (a significant stockholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant stockholder) and Mark V. Shoen.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Related Party Revenues

	Years Ended March 31,
	2020	2019	2018
	(In thousands)
U-Haul interest income revenue from Blackwater	$–	$–	$3,326
U-Haul management fee revenue from Blackwater	24,014	23,986	23,577
U-Haul management fee revenue from Mercury	6,392	5,162	6,025
	$30,406	$29,148	$32,928

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4 % and 10 % of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $ 29.0 million, $ 30.0 million and $ 29.5 million from the above-mentioned entities during fiscal 2020, 2019 and 2018, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.   Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

Related Party Costs and Expenses

	Years Ended March 31,
	2020	2019	2018
	(In thousands)
U-Haul lease expenses to Blackwater	$2,631	$2,678	$2,684
U-Haul commission expenses to Blackwater	62,066	61,434	58,595
	$64,697	$64,112	$61,279

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of March 31, 2020, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and notes with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 24.0 million, expenses of $ 2.6 million and cash flows of $ 21.5 million during fiscal 2020. Revenues and commission expenses related to the Dealer Agreements were $ 293.6 million and $ 62.1 million, respectively for fiscal 2020.

In December 2019, Real Estate completed the sale of two office buildings to Oxford at cost for approximately $ 15.0 million. Oxford assumed the debt securing the property of $ 11.5 million and paid the balance in cash. There were no gains on this transaction.

Management determined that we do not have a variable interest pursuant to the VIE model under ASC 810 in the holding entities of Blackwater based upon management agreements which are with the individual operating entities; therefore, we are precluded from consolidating these entities.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Related Party Assets

	March 31,
	2020	2019
	(In thousands)
U-Haul receivable from Blackwater	$25,293	$25,158
U-Haul receivable from Mercury	9,893	7,234
Other (a)	(402)	(1,503)
	$34,784	$30,889

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

Note 21.   Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the States of Arizona and Nevada require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Repwest:
Audited statutory net income	$28,614	$23,960	$16,328
Audited statutory capital and surplus	226,999	216,763	197,375
ARCOA:
Audited statutory net income	2,906	1,612	1,190
Audited statutory capital and surplus	12,851	9,390	7,991
Oxford:
Audited statutory net income	18,599	11,367	10,350
Audited statutory capital and surplus	223,264	203,723	195,931
CFLIC:
Audited statutory net income	8,043	8,735	8,062
Audited statutory capital and surplus	26,305	27,232	26,653
NAI:
Audited statutory net income	1,942	1,436	1,594
Audited statutory capital and surplus	13,371	12,817	12,674

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. There are restrictions on the ability of our insurance subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. Their ordinary dividends are limited to the lower of 10% of prior year statutory surplus or prior year net income. Any extraordinary dividend, loans or advances to us from the insurance subsidiaries must be approved by the domiciliary insurance commissioner. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest at December 31, 2019 that could be distributed as ordinary dividends was $ 22.7 million. The statutory surplus for Oxford at December 31, 2019 that could be distributed as ordinary dividends was $ 18.6 million. Repwest paid a dividend of $ 21.6 million to AMERCO during fiscal 2020. Repwest did not pay a dividend to AMERCO in fiscal 2019 or 2018. Oxford did not pay a dividend to AMERCO in fiscal 2020, 2019 or 2018, respectively. Restricted net assets for our insurance subsidiaries were $ 98.5 million and $ 130.2 million as of March 31, 2020 and 2019, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Note 22.   Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2020
Total revenues	$3,797,849	$181,019	$3,978,868
Depreciation and amortization, net of gains on disposal	652,110	15,414	667,524
Interest expense	157,595	3,355	160,950
Pretax earnings	372,687	5,437	378,124
Income tax expense (benefit)	(65,842)	1,918	(63,924)
Identifiable assets	13,016,942	421,082	13,438,024

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2019
Total revenues	$3,597,285	$171,422	$3,768,707
Depreciation and amortization, net of gains on disposal	575,134	7,421	582,555
Interest expense	139,573	2,872	142,445
Pretax earnings	466,175	11,354	477,529
Income tax expense	103,578	3,094	106,672
Identifiable assets	11,526,876	364,837	11,891,713

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2018
Total revenues	$3,435,821	$165,293	$3,601,114
Depreciation and amortization, net of gains on disposal	363,826	8,521	372,347
Interest expense	123,777	2,929	126,706
Pretax earnings	628,901	8,712	637,613
Income tax expense (benefit)	(155,685)	2,715	(152,970)
Identifiable assets	10,425,299	322,123	10,747,422

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

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

Note 22A. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of March   31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$459,078	$4,794	$30,480	$–		$494,352
Reinsurance recoverables and trade receivables, net	60,073	93,995	32,604	–		186,672
Inventories and parts, net	101,083	–	–	–		101,083
Prepaid expenses	562,904	–	–	–		562,904
Investments, fixed maturities and marketable equities	–	288,998	2,203,740	–		2,492,738
Investments, other	20,988	90,145	249,240	–		360,373
Deferred policy acquisition costs, net	–	–	103,118	–		103,118
Other assets	69,128	680	2,148	–		71,956
Right of use assets - financing, net	1,080,353	–	–	–		1,080,353
Right of use assets - operating	106,631	–	–	–		106,631
Related party assets	41,027	7,137	18,629	(32,009)	(c)	34,784
	2,501,265	485,749	2,639,959	(32,009)		5,594,964

Investment in subsidiaries	668,498	–	–	(668,498)	(b)	–

Property, plant and equipment, at cost:
Land	1,032,945	–	–	–		1,032,945
Buildings and improvements	4,663,461	–	–	–		4,663,461
Furniture and equipment	752,363	–	–	–		752,363
Rental trailers and other rental equipment	511,520	–	–	–		511,520
Rental trucks	3,595,933	–	–	–		3,595,933
	10,556,222	–	–	–		10,556,222
Less: Accumulated depreciation	(2,713,162)	–	–	–		(2,713,162)
Total property, plant and equipment	7,843,060	–	–	–		7,843,060
Total assets	$11,012,823	$485,749	$2,639,959	$(700,507)		$13,438,024

(a) Balances as of December 31, 2019
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March   31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$545,685	$5,530	$3,138	$–		$554,353
Notes, loans and finance/capital leases payable, net	4,609,844	–	11,447	–		4,621,291
Operating lease liability	106,443	–	–	–		106,443
Policy benefits and losses, claims and loss expenses payable	410,107	210,341	377,199	–		997,647
Liabilities from investment contracts	–	–	1,802,217	–		1,802,217
Other policyholders' funds and liabilities	–	5,751	4,439	–		10,190
Deferred income	31,620	–	–	–		31,620
Deferred income taxes, net	1,063,681	8,447	21,415	–		1,093,543
Related party liabilities	24,275	4,616	2,670	(31,561)	(c)	–
Total liabilities	6,791,655	234,685	2,222,525	(31,561)		9,217,304

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	35,100	12,581	78,550	(91,579)	(b)	34,652
Retained earnings	4,399,192	144,062	310,113	(453,965)	(b)	4,399,402
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	–	–	–	–		–
Total stockholders' equity	4,221,168	251,064	417,434	(668,946)		4,220,720
Total liabilities and stockholders' equity	$11,012,823	$485,749	$2,639,959	$(700,507)		$13,438,024

(a) Balances as of December 31, 2019
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

Consolidating balance sheets by industry segment as of March 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$548,099	$2,844	$5,930	$–		$556,873
Notes, loans and leases payable, net	4,163,323	–	–	–		4,163,323
Policy benefits and losses, claims and loss expenses payable	407,934	229,958	373,291	–		1,011,183
Liabilities from investment contracts	–	–	1,666,742	–		1,666,742
Other policyholders' funds and liabilities	–	5,259	9,788	–		15,047
Deferred income	35,186	–	–	–		35,186
Deferred income taxes, net	741,644	6,961	2,365	–		750,970
Related party liabilities	25,446	3,836	692	(29,974)	(c)	–
Total liabilities	5,921,632	248,858	2,058,808	(29,974)		8,199,324

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	453,536	91,120	26,271	(117,601)	(b)	453,326
Accumulated other comprehensive income (loss)	(68,459)	(3,721)	(5,300)	10,782	(b)	(66,698)
Retained earnings	3,976,752	131,734	288,252	(419,776)	(b)	3,976,962
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Unearned employee stock ownership plan shares	(4,048)	–	–	–		(4,048)
Total stockholders' equity	$3,690,628	222,434	311,723	(532,396)		3,692,389
Total liabilities and stockholders' equity	9,612,260	$471,292	$2,370,531	$(562,370)		$11,891,713

(a) Balances as of December 31, 2018
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,696,516	$–	$–	$(4,103)	(c)	$2,692,413
Self-storage revenues	418,741	–	–	–		418,741
Self-moving & self-storage products & service sales	265,091	–	–	–		265,091
Property management fees	30,406	–	–	–		30,406
Life insurance premiums	–	–	127,976	–		127,976
Property and casualty insurance premiums	–	69,141	–	(3,088)	(c)	66,053
Net investment and interest income	10,593	19,923	109,018	(1,705)	(b)	137,829
Other revenue	236,419	–	4,470	(530)	(b)	240,359
Total revenues	3,657,766	89,064	241,464	(9,426)		3,978,868

Costs and expenses:
Operating expenses	2,069,655	33,770	21,425	(7,702)	(b,c)	2,117,148
Commission expenses	288,332	–	–	–		288,332
Cost of sales	164,018	–	–	–		164,018
Benefits and losses	–	12,410	162,426	–		174,836
Amortization of deferred policy acquisition costs	–	–	31,219	–		31,219
Lease expense	27,494	–	–	(612)	(b)	26,882
Depreciation, net gains on disposals	637,063	–	–	–		637,063
Net gains on disposal of real estate	(758)	–	–	–		(758)
Total costs and expenses	3,185,804	46,180	215,070	(8,314)		3,438,740

Earnings from operations before equity in earnings of subsidiaries	471,962	42,884	26,394	(1,112)		540,128

Equity in earnings of subsidiaries	55,789	–	–	(55,789)	(d)	–

Earnings from operations	527,751	42,884	26,394	(56,901)		540,128
Other components of net periodic benefit costs	(1,054)	–	–	–		(1,054)
Interest expense	(162,062)	–	–	1,112	(b)	(160,950)
Pretax earnings	364,635	42,884	26,394	(55,789)		378,124
Income tax benefit (expense)	77,413	(8,956)	(4,533)	–		63,924
Earnings available to common shareholders	$442,048	$33,928	$21,861	$(55,789)		$442,048

(a) Balances for the year ended December 31, 2019
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,656,327	$–	$–	$(2,830)	(c)	$2,653,497
Self-storage revenues	367,276	–	–	–		367,276
Self-moving & self-storage products & service sales	264,146	–	–	–		264,146
Property management fees	29,148	–	–	–		29,148
Life insurance premiums	–	–	63,488	–		63,488
Property and casualty insurance premiums	–	63,488	–	(2,635)	(c)	60,853
Net investment and interest income	13,857	12,349	86,395	(1,667)	(b)	110,934
Other revenue	215,055	–	4,831	(521)	(b)	219,365
Total revenues	3,545,809	75,837	154,714	(7,653)		3,768,707

Costs and expenses:
Operating expenses	1,938,317	34,218	14,613	(5,968)	(b,c)	1,981,180
Commission expenses	288,408	–	–	–		288,408
Cost of sales	162,142	–	–	–		162,142
Benefits and losses	–	14,213	86,064	–		100,277
Amortization of deferred policy acquisition costs	–	–	28,556	–		28,556
Lease expense	33,702	–	–	(544)	(b)	33,158
Depreciation, net gains on disposals	554,043	–	–	–		554,043
Net gains on disposal of real estate	(44)	–	–	–		(44)
Total costs and expenses	2,976,568	48,431	129,233	(6,512)		3,147,720

Earnings from operations before equity in earnings of subsidiaries	569,241	27,406	25,481	(1,141)		620,987

Equity in earnings of subsidiaries	41,811	–	–	(41,811)	(d)	–

Earnings from operations	611,052	27,406	25,481	(42,952)		620,987
Other components of net periodic benefit costs	(1,013)	–	–	–		(1,013)
Interest expense	(143,586)	–	–	1,141	(b)	(142,445)
Pretax earnings	466,453	27,406	25,481	(41,811)		477,529
Income tax expense	(95,596)	(5,698)	(5,378)	–		(106,672)
Earnings available to common shareholders	$370,857	$21,708	$20,103	$(41,811)		$370,857

(a) Balances for the year ended December 31, 2018
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2018 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,483,956	$–	$–	$(4,214)	(c)	$2,479,742
Self-storage revenues	323,903	–	–	–		323,903
Self-moving & self-storage products & service sales	261,557	–	–	–		261,557
Property management fees	29,602	–	–	–		29,602
Life insurance premiums	–	–	154,703	–		154,703
Property and casualty insurance premiums	–	58,800	–	(1,700)	(c)	57,100
Net investment and interest income	12,232	15,771	84,158	(1,688)	(b)	110,473
Other revenue	179,417	–	5,001	(384)	(b)	184,034
Total revenues	3,290,667	74,571	243,862	(7,986)		3,601,114

Costs and expenses:
Operating expenses	1,758,697	32,710	22,061	(6,412)	(b,c)	1,807,056
Commission expenses	276,705	–	–	–		276,705
Cost of sales	160,489	–	–	–		160,489
Benefits and losses	–	15,983	169,328	–		185,311
Amortization of deferred policy acquisition costs	–	–	24,514	–		24,514
Lease expense	34,243	–	–	(283)	(b)	33,960
Depreciation, net gains on disposals	543,247	–	–	–		543,247
Net (gains) losses on disposal of real estate	(195,414)	–	–	–		(195,414)
Total costs and expenses	2,577,967	48,693	215,903	(6,695)		2,835,868

Earnings from operations before equity in earnings of subsidiaries	712,700	25,878	27,959	(1,291)		765,246

Equity in earnings of subsidiaries	46,990	–	–	(46,990)	(d)	–

Earnings from operations	759,690	25,878	27,959	(48,281)		765,246
Other components of net periodic benefit costs	(927)	–	–	–		(927)
Interest expense	(127,997)	–	–	1,291	(b)	(126,706)
Pretax earnings	630,766	25,878	27,959	(46,990)		637,613
Income tax benefit (expense)	159,817	(2,989)	(3,858)	–		152,970
Earnings available to common shareholders	$790,583	$22,889	$24,101	$(46,990)		$790,583

(a) Balances for the year ended December 31, 2017
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2020, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$442,048	$33,928	$21,861	$(55,789)	$442,048
Earnings from consolidated subsidiaries	(55,789)	–	–	55,789	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	664,120	–	–	–	664,120
Amortization of deferred policy acquisition costs	–	–	31,219	–	31,219
Amortization of premiums and accretion of discounts related to investments, net	–	1,469	11,848	–	13,317
Amortization of debt issuance costs	4,426	–	–	–	4,426
Interest credited to policyholders	–	–	51,857	–	51,857
Change in allowance for losses on trade receivables	(14)	–	–	–	(14)
Change in allowance for inventories and parts reserve	640	–	–	–	640
Net gains on disposal of personal property	(27,057)	–	–	–	(27,057)
Net gains on disposal of real estate	(758)	–	–	–	(758)
Net gains on sales of investments	–	(355)	(13,241)	–	(13,596)
Net gains on equity securities	–	(3,783)	–	–	(3,783)
Deferred income taxes	323,980	(2,847)	(3,240)	–	317,893
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	30,771	8,127	(769)	–	38,129
Inventories and parts	1,776	–	–	–	1,776
Prepaid expenses	(391,120)	–	–	–	(391,120)
Capitalization of deferred policy acquisition costs	–	–	(24,447)	–	(24,447)
Other assets	(3,099)	2,098	(294)	–	(1,295)
Related party assets	(5,106)	(539)	–	–	(5,645)
Accounts payable and accrued expenses	(4,428)	2,688	(2,790)	–	(4,530)
Policy benefits and losses, claims and loss expenses payable	3,092	(19,618)	3,908	–	(12,618)
Other policyholders' funds and liabilities	–	491	(5,348)	–	(4,857)
Deferred income	(1,818)	–	–	–	(1,818)
Related party liabilities	(1,170)	819	1,977	–	1,626
Net cash provided by operating activities	980,494	22,478	72,541	–	1,075,513

Cash flows from investing activities:
Escrow deposits	6,617	–	–	–	6,617
Purchases of:
Property, plant and equipment	(2,309,406)	–	–	–	(2,309,406)
Short term investments	–	(60,590)	(636)	–	(61,226)
Fixed maturities investments	–	(13,001)	(366,348)	–	(379,349)
Equity securities	–	–	(83)	–	(83)
Preferred stock	–	–	–	–	–
Real estate	–	(328)	(3,958)	–	(4,286)
Mortgage loans	–	(18,050)	(43,966)	–	(62,016)
Proceeds from sales and paydowns of:
Property, plant and equipment	687,375	–	–	–	687,375
Short term investments	–	59,056	–	–	59,056
Fixed maturities investments	–	25,386	243,250	–	268,636
Equity securities	–	185	–	–	185
Preferred stock	–	1,375	1,000	–	2,375
Real estate	311	–	–	–	311
Mortgage loans	–	4,126	21,036	–	25,162
Net cash used by investing activities	(1,615,103)	(1,841)	(149,705)	–	(1,766,649)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2019

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2020, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,118,912	–	2,500	–	1,121,412
Principal repayments on credit facilities	(347,486)	–	(2,500)	–	(349,986)
Payment of debt issuance costs	(5,332)	–	–	–	(5,332)
Capital lease payments	(307,782)	–	–	–	(307,782)
Employee stock ownership plan shares	(206)	–	–	–	(206)
Securitization deposits	–	–	–	–	–
Common stock dividends paid	(29,404)	–	–	–	(29,404)
Net contribution from (to) related party	21,600	(21,600)	–	–	–
Investment contract deposits	–	–	234,640	–	234,640
Investment contract withdrawals	–	–	(151,022)	–	(151,022)
Net cash provided (used) by financing activities	450,302	(21,600)	83,618	–	512,320

Effects of exchange rate on cash	(533)	–	–	–	(533)

Decrease in cash and cash equivalents	(184,840)	(963)	6,454	–	(179,349)
Cash and cash equivalents at beginning of period	643,918	5,757	24,026	–	673,701
Cash and cash equivalents at end of period	$459,078	$4,794	$30,480	$–	$494,352
	(page 2 of 2)
(a) Balance for the period ended December 31, 2019

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

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2019, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	897,311	–	–	–	897,311
Principal repayments on credit facilities	(299,748)	–	–	–	(299,748)
Payment of debt issuance costs	(7,243)	–	–	–	(7,243)
Capital lease payments	(303,431)	–	–	–	(303,431)
Employee stock ownership plan shares	(418)	–	–	–	(418)
Common stock dividends paid	(39,179)	–	–	–	(39,179)
Investment contract deposits	–	–	400,123	–	400,123
Investment contract withdrawals	–	–	(132,833)	–	(132,833)
Net cash provided by financing activities	247,292	–	267,290	–	514,582

Effects of exchange rate on cash	(4,716)	–	–	–	(4,716)

Increase (decrease) in cash and cash equivalents	(58,118)	(882)	(26,687)	–	(85,687)
Cash and cash equivalents at beginning of period	702,036	6,639	50,713	–	759,388
Cash and cash equivalents at end of period	$643,918	$5,757	$24,026	$–	$673,701
	(page 2 of 2)
(a) Balance for the period ended December 31, 2018

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2018 are as follows:

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

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2018 are as follows:

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
	(page 2 of 2)
(a) Balance for the period ended December 31, 2017

Note 23.   Revenue Recognition

Revenue Recognized in Accordance with Topic 606

On April 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (Topic 606) , on a modified retrospective basis. The standard outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires expanded disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Due to insignificant changes in our revenue recognition pattern for applicable revenue streams as a result of the updated guidance, there was no cumulative effect recorded.   Additionally, we elected to use the practical expedient for contracts that begin and end within the same reporting period in applying the updated guidance to our applicable revenue streams. The adoption of the standard did not have a material effect on our Consolidated Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flows.

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below.   There were no material contract assets or liabilities as of March 31, 2020 and March 31, 2019.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct in accordance with paragraph 606-10-25-19. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance for the Management Fee component of the compensation received in exchange for the service. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. Historically, these fees have been recognized once fully determinable. Under Topic 606, we measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the fourth quarter of fiscal 2020 did not have a material effect on our financial statements.

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

Revenue Recognized in Accordance withTopic 842/840

The Company’s self-moving rental revenues meet the definition of a lease pursuant to the guidance in ASU 2016-02, Leases (Topic 842) because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right.   Therefore, upon adoption of Topic 842 on April 1, 2019, self-rental contracts are being accounted for as leases. We combined all lease and non-lease components of lease contracts for which the timing and pattern of transfer are the same and the lease component meets the classification of an operating lease, and account for them in accordance with Topic 842. The revenue streams accounted for in accordance with Topic 842 are recognized evenly over the period of rental. We do not expect this change to result in a change in the timing and pattern of recognition of the related revenues due to the short-term nature of the self-moving rental contracts. Please see Note 18, Leases, of the Notes to Condensed Consolidated Financial Statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ended March 31,
	2021	2022	2023	2024	2025	Thereafter

	(In thousands)

Self-moving equipment rentals	$2,139	$–	$–	$–	$–	$–
Property lease revenues	20,715	16,927	13,250	9,834	7,102	58,379
Total	$22,854	$16,927	$13,250	$9,834	$7,102	$58,379

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

Net investment and interest income has multiple components. Interest income from bonds and mortgage notes are recognized when earned. Dividends on common and preferred stocks are recognized on the ex-dividend dates. Realized gains and losses on the sale or exchange of investments are recognized at the trade date. Net investment and interest income was recognized in accordance with existing guidance in Topic 825 – Financial Instruments.

In the following tables, the revenue is disaggregated by timing of revenue recognition:

	Years Ended March 31,
	2020	2019	2018

	(In thousands)

Revenues recognized over time	$147,565	$2,814,732	$2,617,990
Revenues recognized at a point in time	309,804	305,408	301,152
Total revenues recognized under ASC 606	457,369	3,120,140	2,919,142

Revenues recognized under ASC 842 or 840	3,182,902	406,070	353,924
Revenues recognized under ASC 944	200,768	131,563	217,575
Revenues recognized under ASC 320	137,829	110,934	110,473
Total revenues	$3,978,868	$3,768,707	$3,601,114

In the above tables, the revenues recognized over time include self-moving equipment rentals, property management fees, the shipping fees associated with U-Box rentals and a portion of other revenues for fiscal 2019 and 2018, respectively. Whereas revenues recognized at a point in time include self-moving and self-storage products and service sales and a portion of other revenues. Self-moving equipment rentals are now in revenues recognized under ASC 842/840 as of April 1, 2019.

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

Note 24.   Subsequent Events

Our management has evaluated subsequent events occurring after March 31, 2020. We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements other than as stated below.

In April 2020, Oxford paid AMERCO a cash dividend of $ 18.6 million.

In April 2020, we expanded our corporate revolver by an additional $ 50.0 million and fully borrowed that as well. In May 2020, we entered into a one-year term loan totaling $ 200.0 million at a rate of one-month LIBOR plus a 2.00 % margin. This loan is secured by the Company’s claims for federal income tax refund, to further strengthen our liquidity position.

SCHEDULE   I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2020	2019
	(In thousands)
ASSETS
Cash and cash equivalents	$294,528	$428,950
Investment in subsidiaries	2,758,509	2,474,671
Related party assets	1,734,358	1,424,274
Other assets	502,064	120,896
Total assets	$5,289,459	$4,448,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$1,068,291	$754,115
	1,068,291	754,115
Stockholders' equity:
Preferred stock	–	–
Common stock	10,497	10,497
Additional paid-in capital	454,029	453,536
Accumulated other comprehensive income (loss)	35,100	(68,459)
Retained earnings:
Beginning of period	3,976,752	3,635,351
Adjustment for adoption of ASU 2016-01	–	9,724
Net earnings	442,048	370,857
Dividends	(19,608)	(39,180)
End of period	4,399,192	3,976,752

Cost of common shares in treasury	(525,653)	(525,653)
Cost of preferred shares in treasury	(151,997)	(151,997)
Total stockholders' equity	4,221,168	3,694,676
Total liabilities and stockholders' equity	$5,289,459	$4,448,791

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2020	2019	2018
	(In thousands, except share and per share data)
Revenues:
Net interest income and other revenues	$6,586	$8,601	$4,606
Expenses:
Operating expenses	10,622	8,840	7,003
Other expenses	96	93	91
Total expenses	10,718	8,933	7,094
Equity in earnings of subsidiaries	205,940	279,589	681,786
Interest income	130,670	112,649	120,549
Pretax earnings	332,478	391,906	799,847
Income tax benfefit (expense)	109,570	(21,049)	(9,264)
Earnings available to common shareholders	$442,048	$370,857	$790,583
Basic and diluted earnings per common share	$22.55	$18.93	$40.36
Weighted average common shares outstanding: Basic and diluted	19,603,708	19,592,048	19,588,889

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF comprehensive income

	Years Ended March 31,
	2020	2019	2018
	(In thousands)

Net earnings	$442,048	$370,857	$790,583
Other comprehensive income (loss)	101,350	(62,075)	37,873
Total comprehensive income	$543,398	$308,782	$828,456

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net earnings	$442,048	$370,857	$790,583
Change in investments in subsidiaries	(205,940)	(279,589)	(681,786)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	1	1	3
Net loss on sale of real and personal property	–	–	–
Deferred income taxes	323,980	112,434	(182,358)
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	–	–	–
Prepaid expenses	(381,190)	(6,289)	(36,516)
Other assets	22	(40)	65
Related party assets	–	–	–
Accounts payable and accrued expenses	1,935	2,260	278
Net cash provided (used) by operating activities	180,856	199,634	(109,731)

Cash flows from investing activities:
Purchases of property, plant and equipment	–	(1)	(1)
Proceeds of property, plant and equipment	–	–	–
Net cash used by investing activities	–	(1)	(1)

Cash flows from financing activities:
Proceeds from (repayments) of intercompany loans	(311,534)	(196,382)	250,214
Common stock dividends paid	(29,404)	(39,179)	(29,380)
Net contribution from related party	21,600	–	–
Net cash provided (used) by financing activities	(319,338)	(235,561)	220,834

Effects of exchange rate on cash	4,060	(4,331)	(3,124)
Increase (decrease) in cash and cash equivalents	(134,422)	(40,259)	107,978
Cash and cash equivalents at beginning of period	428,950	469,209	361,231
Cash and cash equivalents at end of period	$294,528	$428,950	$469,209

Income taxes paid, net of income taxes refunds received, amounted to $ 6.9 million, $ 4.3 million and $ 68.7 million for fiscal 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2020, 2019, and 2018

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

2.   Guarantees

AMERCO has guaranteed performance of certain long-term leases and other obligations. See Note 18, Leases, and Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements.

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2020	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$549	$731	$–	$(745)	$535
Allowance for obsolescence
(deducted from inventory)	$2,322	$741	$–	$–	$3,063
Allowance for LIFO
(deducted from inventory)	$18,987	$–	$–	$(101)	$18,886
Allowance for probable losses
(deducted from mortgage loans)	$493	$–	$–	$–	$493

Year ended March 31, 2019
Allowance for doubtful accounts
(deducted from trade receivable)	$496	$1,550	$–	$(1,497)	$549
Allowance for obsolescence
(deducted from inventory)	$5,329	$–	$–	$(3,007)	$2,322
Allowance for LIFO
(deducted from inventory)	$16,126	$2,861	$–	$–	$18,987
Allowance for probable losses
(deducted from mortgage loans)	$618	$–	$–	$(125)	$493

Year ended March 31, 2018
Allowance for doubtful accounts
(deducted from trade receivable)	$585	$886	$–	$(929)	$496
Allowance for obsolescence
(deducted from inventory)	$2,050	$3,279	$–	$–	$5,329
Allowance for LIFO
(deducted from inventory)	$14,340	$1,786	$–	$–	$16,126
Allowance for probable losses
(deducted from mortgage loans)	$493	$125	$–	$–	$618

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended December 31, 2019, 2018, AND 2017

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2020	Consolidated property casualty entity	$–	$209,127	$–	$233	$69,138	$19,926	$22,137	$(9,535)	$–	$24,608	$66,277
2019	Consolidated property casualty entity	–	228,970	–	239	60,853	9,373	19,579	(5,365)	–	19,228	61,022
2018	Consolidated property casualty entity	–	233,554	–	70	57,100	14,079	15,749	233	–	17,366	57,123

(1)The earned and written premiums are reported net of intersegment transactions. There were $ 3.1 million, $ 2.8 million and $ 2.3 million in written premiums and $ 2.8 million, $ 2.6 million and $ 1.7 million in earned premiums eliminated for the year ended December 31, 2019, 2018 and 2017, respectively.

(2) Net Investment Income excludes net realized (gains) losses   on investments of ($ 0.4 ) million, ($ 3.0 ) million and ($ 1.7 ) million for the years ended December 31, 2019, 2018 and 2017, respectively .

SIGNATURES

Pursuant to the requirements of Section   13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

Date: May 27, 2020	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: May 27, 2020	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: May 27, 2020	/s/ Maria L. Bell
Maria L. Bell
(Chief Accounting Officer)

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

Signature	Title	Date
/s/ Edward J. Shoen	President and Chairman of the Board	May 27, 2020
Edward J. Shoen
/s/ Jason A. Berg	Chief Financial Officer	May 27, 2020
Jason A. Berg
/s/ Maria L. Bell	Chief Accounting Officer	May 27, 2020
Maria L. Bell
/s/ James E. Acridge	Director	May 27, 2020
James E. Acridge
/s/ John P. Brogan	Director	May 27, 2020
John P. Brogan
/s/ James J. Grogan	Director	May 27, 2020
James J. Grogan
/s/ Richard J. Herrera	Director	May 27, 2020
Richard J. Herrera
/s/ Karl A. Schmidt	Director	May 27, 2020
Karl A. Schmidt
/s/ Roberta R. Shank	Director	May 27, 2020
Roberta R. Shank
/s/ Samuel J. Shoen	Director	May 27, 2020
Samuel J. Shoen