Form 10-Q
period 2020-06-30
AMERCO /NV/
filed 2020-08-05
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission File Number 001-11255

State or other jurisdiction of incorporation or organization	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

Nevada	AMERCO	88-0106815
(A Nevada Corporation)
5555 Kietzke Lane Suite 100
Reno , Nevada 89511
Telephone (775) 688-6300

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock , $0.25 par value	UHAL	NASDAQ Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule   405 of Regulation   S-T (§232.405 of this chapter) during the preceding 12   months (or for such shorter period that the registrant was required to submit such files).   Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated filer ☐

Non-accelerated filer ☐   Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 3, 2020.

part i financial information

Item 1. Financial information

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED balance sheets

	June 30,	March 31,
	2020	2020
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$825,074	$494,352
Reinsurance recoverables and trade receivables, net	208,371	186,672
Inventories and parts, net	100,835	101,083
Prepaid expenses	585,879	562,904
Investments, fixed maturities and marketable equities	2,393,522	2,492,738
Investments, other	395,123	360,373
Deferred policy acquisition costs, net	117,123	103,118
Other assets	70,415	71,956
Right of use assets - financing, net	1,026,928	1,080,353
Right of use assets - operating	106,682	106,631
Related party assets	9,406	34,784
	5,839,358	5,594,964
Property, plant and equipment, at cost:
Land	1,043,952	1,032,945
Buildings and improvements	4,752,816	4,663,461
Furniture and equipment	754,641	752,363
Rental trailers and other rental equipment	513,623	511,520
Rental trucks	3,619,718	3,595,933
	10,684,750	10,556,222
Less: Accumulated depreciation	(2,811,749)	(2,713,162)
Total property, plant and equipment, net	7,873,001	7,843,060
Total assets	$13,712,359	$13,438,024
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$582,356	$554,353
Notes, loans and finance/capital leases payable, net	4,777,963	4,621,291
Operating lease liability	106,614	106,443
Policy benefits and losses, claims and loss expenses payable	998,762	997,647
Liabilities from investment contracts	1,833,617	1,802,217
Other policyholders' funds and liabilities	6,764	10,190
Deferred income	42,789	31,620
Deferred income taxes, net	1,106,312	1,093,543
Total liabilities	9,455,177	9,217,304

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of June 30 and March 31, 2020	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2020	-	-
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $ 0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2020	-	-
Common stock, with $ 0.25 par value, 250,000,000 shares authorized:
Common stock of $ 0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of June 30 and March 31, 2020	10,497	10,497
Additional paid-in capital	453,819	453,819
Accumulated other comprehensive income (loss)	(13,732)	34,652
Retained earnings	4,484,248	4,399,402
Cost of common stock in treasury, net ( 22,377,912 shares as of June 30 and March 31, 2020)	(525,653)	(525,653)
Cost of preferred stock in treasury, net ( 6,100,000 shares as of June 30 and March 31, 2020)	(151,997)	(151,997)
Unearned employee stock ownership plan stock	-	-
Total stockholders' equity	4,257,182	4,220,720
Total liabilities and stockholders' equity	$13,712,359	$13,438,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$654,285	$748,596
Self-storage revenues	108,955	98,274
Self-moving and self-storage products and service sales	91,350	80,026
Property management fees	7,347	7,156
Life insurance premiums	30,908	32,710
Property and casualty insurance premiums	13,734	13,424
Net investment and interest income	16,982	35,749
Other revenue	63,676	63,314
Total revenues	987,237	1,079,249

Costs and expenses:
Operating expenses	492,662	534,472
Commission expenses	69,175	80,899
Cost of sales	52,831	48,929
Benefits and losses	39,577	49,006
Amortization of deferred policy acquisition costs	6,888	6,064
Lease expense	6,603	7,036
Depreciation, net of gains on disposal of ($1,069 and $16,678, respectively)	165,671	140,600
Net gains on disposal of real estate	(256)	(1,622)
Total costs and expenses	833,151	865,384

Earnings from operations	154,086	213,865
Other components of net periodic benefit costs	(247)	(263)
Interest expense	(39,521)	(38,888)
Pretax earnings	114,318	174,714
Income tax expense	(26,592)	(42,292)
Earnings available to common stockholders	$87,726	$132,422
Basic and diluted earnings per common stock	$4.47	$6.76
Weighted average common stock outstanding: Basic and diluted	19,607,788	19,597,697

Related party revenues for the first quarter of fiscal 2021 and 2020, net of eliminations, were $7.3 million and $7.2 million, respectively.

Related party costs and expenses for the first quarter of fiscal 2021 and 2020, net of eliminations, were $16.0 million and $17.9 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended June 30, 2020	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$114,318	$(26,592)	$87,726
Other comprehensive income (loss):
Foreign currency translation	(2,917)	-	(2,917)
Unrealized net loss on investments	(58,962)	13,463	(45,499)
Change in fair value of cash flow hedges	(705)	173	(532)
Amounts reclassified into earnings on hedging activities	747	(183)	564
Total other comprehensive income (loss)	(61,837)	13,453	(48,384)

Total comprehensive income	$52,481	$(13,139)	$39,342
	+

Quarter Ended June 30, 2019	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$174,714	$(42,292)	$132,422
Other comprehensive income (loss):
Foreign currency translation	2,982	-	2,982
Unrealized net gain on investments	51,827	(11,039)	40,788
Change in fair value of cash flow hedges	(1,194)	293	(901)
Amounts reclassified into earnings on hedging activities	(59)	15	(44)
Total other comprehensive income	53,556	(10,731)	42,825

Total comprehensive income	$228,270	$(53,023)	$175,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders' equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock		Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2020	$10,497	$453,819	$34,652	$4,399,402	$(525,653)		$(151,997)	$-	$4,220,720
Adjustment for adoption of ASU 2016-13	-	-	-	(2,880)	-		-	-	(2,880)
Increase in market value of released ESOP shares	-	-	-	-	-		-	-	-
Release of unearned ESOP shares	-	-	-	-	-		-	-	-
Purchase of ESOP shares	-	-	-	-	-		-	-	-
Foreign currency translation	-	-	(2,917)	-	-		-	-	(2,917)
Unrealized net loss on investments, net of tax	-	-	(45,499)	-	-		-	-	(45,499)
Change in fair value of cash flow hedges, net of tax	-	-	(532)	-	-		-	-	(532)
Amounts reclassified into earnings on hedging activities	-	-	564	-	-		-	-	564
Net earnings	-	-	-	87,726	-		-	-	87,726
Net activity	-	-	(48,384)	84,846	-	-	-	-	36,462
Balance as of June 30, 2020	$10,497	$453,819	$(13,732)	$4,484,248	$(525,653)		(151,997)	$-	$4,257,182

Balance as of March 31, 2019	$10,497	$453,326	$(66,698)	$3,976,962	$(525,653)		$(151,997)	$(4,048)	$3,692,389
Increase in market value of released ESOP shares	-	209	-	-	-		-	-	209
Release of unearned ESOP shares	-	-	-	-	-		-	1,309	1,309
Purchase of ESOP shares	-	-	-	-	-		-	(131)	(131)
Foreign currency translation	-	-	2,982	-	-		-	-	2,982
Unrealized net gain on investments, net of tax	-	-	40,788	-	-		-	-	40,788
Change in fair value of cash flow hedges, net of tax	-	-	(901)	-	-		-	-	(901)
Amounts reclassified into earnings on hedging activities	-	-	(44)	-	-		-	-	(44)
Net earnings	-	-	-	132,422	-		-	-	132,422
Net activity	-	209	42,825	132,422	-		-	1,178	176,634
Balance as of June 30, 2019	$10,497	$453,535	$(23,873)	$4,109,384	$(525,653)		$(151,997)	$(2,870)	$3,869,023

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of cash flows

	Quarter Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$87,726	$132,422
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	166,740	157,278
Amortization of deferred policy acquisition costs	6,888	6,064
Amortization of premiums and accretion of discounts related to investments, net	3,550	3,275
Amortization of debt issuance costs	1,297	1,053
Interest credited to policyholders	7,667	14,218
Change in allowance for losses on trade receivables	60	(162)
Change in allowance for inventories and parts reserves	(99)	367
Net gains on disposal of personal property	(1,069)	(16,678)
Net gains on disposal of real estate	(256)	(1,622)
Net (gains) losses on sales of investments	2,014	(4,267)
Net (gains) losses on equity investments	3,989	(2,215)
Deferred income taxes	27,534	29,763
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(23,594)	(18,215)
Inventories and parts	350	2,110
Prepaid expenses	(22,831)	(15,720)
Capitalization of deferred policy acquisition costs	(7,308)	(5,090)
Other assets	74	3,337
Related party assets	7,329	(1,364)
Accounts payable and accrued expenses	58,273	89,716
Policy benefits and losses, claims and loss expenses payable	528	2,318
Other policyholders' funds and liabilities	(3,426)	(5,281)
Deferred income	14,898	8,527
Related party liabilities	(249)	1,092
Net cash provided by operating activities	330,085	380,926

Cash flows from investing activities:
Escrow deposits	1,401	1,968
Purchases of:
Property, plant and equipment	(249,740)	(847,248)
Short term investments	(9,625)	(8,689)
Fixed maturities investments	(94,193)	(76,515)
Real estate	(192)	(328)
Mortgage loans	(33,300)	(9,410)
Proceeds from sales and paydowns of:
Property, plant and equipment	76,412	160,754
Short term investments	2,448	6,982
Fixed maturities investments	110,165	38,258
Real estate	-	311
Mortgage loans	1,432	1,678
Net cash used by investing activities	(195,192)	(732,239)

Cash flows from financing activities:
Borrowings from credit facilities	377,051	333,700
Principal repayments on credit facilities	(154,089)	(61,104)
Payment of debt issuance costs	(1,677)	(5)
Finance/capital lease payments	(68,554)	(94,446)
Employee stock ownership plan stock	-	(131)
Common stock dividends paid	-	(9,796)
Net contribution from (to ) related party	18,599	-
Investment contract deposits	75,366	61,515
Investment contract withdrawals	(51,633)	(37,054)
Net cash provided by financing activities	195,063	192,679

Effects of exchange rate on cash	766	4,764

Increase (decrease) in cash and cash equivalents	330,722	(153,870)
Cash and cash equivalents at the beginning of period	494,352	673,701
Cash and cash equivalents at the end of period	$825,074	$519,831

The accompanying notes are an integral part of these condensed consolidated financial statements amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a first fiscal quarter that ends on the 30 th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31 st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies' financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries' years 2020 and 2019 correspond to fiscal 2021 and 2020 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2020 and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the first quarter of fiscal 2021 and 2020 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

Summary of Significant Accounting Polices

Refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 for a summary of significant accounting policies. At the beginning of the first quarter of fiscal 2021, we adopted Accounting Standards Update 2016-13 , Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In addition, new disclosures are required. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases   We adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. We modified our policy on accounting for allowance for doubtful accounts on trade accounts receivable. We perform ongoing credit evaluations of our customers and assesses each customer's credit worthiness. We monitor collections and payments from our customers and maintains an allowance for doubtful accounts based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to the opening balance of retained earnings of $2.9 million and did not have a material impact on our results of operations, financial condition or liquidity. Please see Note 16, Allowance for Credit Losses, of the Notes to Condensed Consolidated Financial Statements.

2. Earnings per Share

Our earnings per share is calculated by dividing our earnings available to common stockholders by the weighted average common shares outstanding, basic and diluted.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 8,216 as of June 30, 2019.   As of June 20, 2020, all of these shares have been released.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 30.8 million as of June 30, 2020 and March 31, 2020.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Available-for-Sale Investments

Available-for-sale investments as of June 30, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Allowance for Expected Credit Losses	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$84,814	$12,192	$-	$-	$-	$97,006
U.S. government agency mortgage-backed securities	126,599	3,458	(1)	(39)	-	130,017
Obligations of states and political subdivisions	270,476	21,364	(141)	(2)	-	291,697
Corporate securities	1,636,025	66,359	(1,759)	(37,168)	(5,407)	1,658,050
Mortgage-backed securities	197,599	2,485	(2)	(6,031)	-	194,051
Redeemable preferred stocks	1,493	14	-	(5)	-	1,502
	$2,317,006	$105,872	$(1,903)	$(43,245)	$(5,407)	$2,372,323

Available-for-sale investments as of March 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$112,421	$7,959	$(1)	$-	$120,379
U.S. government agency mortgage-backed securities	88,449	759	(1)	(373)	88,834
Obligations of states and political subdivisions	287,643	20,664	(155)	-	308,152
Corporate securities	1,656,425	100,302	(919)	(812)	1,754,996
Mortgage-backed securities	187,784	6,011	(1)	(107)	193,687
Redeemable preferred stocks	1,493	72	-	-	1,565
	$2,334,215	$135,767	$(1,077)	$(1,292)	$2,467,613

We sold available-for-sale securities with a fair value of $ 109.6 million during the first quarter of fiscal 2021. The gross realized gains on these sales totaled $ 2.8 million.

We adopted   ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments as of April 1, 2020. For available-for-sale debt securities in an unrealized loss position, we first assess whether the security is below investment grade.   For securities that are below investment grade, we evaluate whether the decline in fair value has resulted from credit losses or other factors such as the interest rate environment. Declines in value due to credit are recognized as an allowance. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse market conditions specifically related to the security, among other factors.   If this assessment indicates that a credit loss exists, cumulative default rates based on ratings are used to determine the potential cost of default, by year.   The present value of these potential costs is then compared to the amortized cost of the security to determine the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through accumulated other comprehensive income, net of applicable taxes. If we intend to sell a security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security is written down to its fair value and the write down is charged against the allowance for credit losses, with any incremental impairment reported in earnings. Reversals of the allowance for credit losses are permitted and should not exceed the allowance amount initially recognized.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during the quarter ended June 30, 2020.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	June 30, 2020		March 31, 2020
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$141,789	$141,448	$128,747	$129,420
Due after one year through five years	537,400	541,406	547,821	566,934
Due after five years through ten years	605,305	618,209	636,036	678,636
Due after ten years	833,420	875,707	832,334	897,371
	2,117,914	2,176,770	2,144,938	2,272,361

Mortgage-backed securities	197,599	194,051	187,784	193,687
Redeemable preferred stocks	1,493	1,502	1,493	1,565
	$2,317,006	$2,372,323	$2,334,215	$2,467,613

As of June 30, 2020 and March 31, 2020, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

	June 30, 2020		March 31, 2020
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)

Common stocks	$9,775	$16,595	$9,775	$20,015
Non-redeemable preferred stocks	5,076	4,604	5,076	5,110
	$14,851	$21,199	$14,851	$25,125

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

4. Borrowings

Long Term Debt

Long term debt was as follows:

							June 30,	March 31,
	2021 Rates (a)			Maturities			2020	2020
							(Unaudited)
							(In thousands)
Real estate loan (amortizing term)			1.68%			2023	$90,413	$92,913
Senior mortgages	3.11%	-	6.62%	2021	-	2038	2,015,495	2,029,878
Real estate loans (revolving credit)	1.58%	-	3.25%	2022	-	2025	535,000	519,000
Fleet loans (amortizing term)	2.04%	-	4.66%	2020	-	2027	200,983	224,089
Fleet loans (revolving credit)			1.32%	2022	-	2024	570,000	567,000
Finance/capital leases (rental equipment)	1.92%	-	5.04%	2020	-	2026	666,316	734,870
Finance liability (rental equipment)	1.63%	-	4.22%	2020		2028	447,416	398,834
Other obligations	2.50%	-	8.00%	2020	-	2049	282,524	84,484
Notes, loans and finance/capital leases payable							4,808,147	4,651,068
Less: Debt issuance costs							(30,184)	(29,777)
Total notes, loans and finance/capital leases payable, net							$4,777,963	$4,621,291

(a) Interest rates as of June 30, 2020, including the effect of applicable hedging instruments.

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

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of June 30, 2020, the applicable LIBOR was 0.18 % and the applicable margin was 1.50%, the sum of which was 1.68%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

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

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $ 385.0 million. As of June 30, 2020, the outstanding balance of these loans in the aggregate was $ 385.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The final maturity of the loans is between June 2022 and March 2025 . The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of June 30, 2020, the applicable LIBOR was between 0.17 % and 0.18 % and the margin was between 1.25 % and 1.50%, the sum of which was between 1.42 % and 1.67%. Certain loans have interest rate swaps fixing the rate between 3.03 % and 3.14 % based on current margins. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $ 200.0 million, which can be increased to $ 300.0 million by bringing in other lenders. As of June 30, 2020, the outstanding balance was $ 150.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is April 2023. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of June 30, 2020, the applicable LIBOR was 1.00 % and the margin was 2.25%, the sum of which was 3.25%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30 % fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are carried at fixed rates ranging between 2.04 % and 4.66%.

AMERCO, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 590.0 million. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margin. As of June 30, 2020, the applicable LIBOR was 0.17 % and the margin was 1.15%, the sum of which was 1.32%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly.

Finance/Capital Leases

The Finance/Capital Lease balance represents our sale-leaseback transactions of rental equipment that were entered into and classified as capital leases prior to the adoption of ASC 842. The historical capital lease balance was reclassified to Right of use (“ROU”) assets-finance, net. The agreements are generally seven (7) year terms with interest rates ranging from 1.92 % to 5.04%.   All of our finance leases and are collateralized by our rental fleet. There were no new financing leases, as assessed under the new leasing guidance, entered into during the quarter ended June 30, 2020.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Finance Liabilities

Finance Liabilities represent our rental equipment financing transactions that have historically been accounted for as capital leases prior to the adoption of ASC 842, which substantially changed the accounting for sale-leasebacks going forward. In accordance with the new leasing guidance, we assess if sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.   We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, we expect future sale-leasebacks to be accounted for as a financial liability and the leased assets will be capitalized at cost.   Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.63 % to 4.22%. These finance liabilities are collateralized by our rental fleet.

Other Obligations

In May 2020, AMERCO, entered into a $ 200.0 million secured credit facility with PNC Bank, as agent and lead arranger of a syndicate of lenders.   The interest rate, per the provision of the loan agreement, is the applicable LIBOR plus the applicable margin.   As of June 30, 2020, the applicable LIBOR was 0.50 % and the margin was 2.00%, the sum of which was 2.50%. The LIBOR has a floor of 0.50%. As of June 30, 2020 the balance of this note was $ 200.0 million. The final maturity of this loan is May 2021 and will be paid down as the Company receives federal income tax refunds.

In February 2011, AMERCO and U.S. Bank, NA (the “Trustee”) entered into the U-Haul Investors Club ® Indenture.   AMERCO and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes ® ”). The U-Notes ® are secured by various types of collateral, including, but not limited to, rental equipment and real estate.   U-Notes ® are issued in smaller series that vary as to principal amount, interest rate and maturity.   U-Notes ® are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company's affiliates or subsidiaries.

As of June 30, 2020, the aggregate outstanding principal balance of the U-Notes ® issued was $ 85.2 million, of which $ 2.7 million was held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.50 % and 8.00 % and maturity dates range between 2020 and 2049 .

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of March 31, 2020, the deposits had an aggregate balance of $ 60.0 million, for which Oxford pays fixed interest rates between 0.69 % and 2.95 % with maturities between September 28, 2020 and March 29, 2025. As of March 31, 2020, available-for-sale investments held with the FHLB totaled $ 191.4 million, of which $ 69.5 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance/Capital Leases Payable

The annual maturities of our notes, loans and finance/capital leases payable, as of June 30, 2020 for the next five years and thereafter are as follows:

	Year Ended June 30,
	2021	2022	2023	2024	2025	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and finance/capital leases payable, secured	$683,816	$770,912	$778,383	$793,838	$290,267	$1,490,931

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)
Interest expense	$41,911	$43,331
Capitalized interest	(4,434)	(5,499)
Amortization of transaction costs	1,297	1,053
Interest expense resulting from cash flow hedges	747	3
Total interest expense	$39,521	$38,888

Interest paid in cash, including payments related to derivative contracts, amounted to $ 39.4 million and $ 40.5 million for the first quarter of fiscal 2021 and 2020, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	2.02%	3.73%
Interest rate at the end of the quarter	1.67%	3.69%
Maximum amount outstanding during the quarter	$1,175,000	$990,000
Average amount outstanding during the quarter	$1,161,385	$967,358
Facility fees	$4	$62

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the balance sheet were as follows:

	Derivatives Fair Values as of
	June 30, 2020	March 31, 2020
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments:
Assets	$-	$-
Liabilities	$8,170	$8,214
Notional amount	$235,000	$235,000

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

	The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

	June 30, 2020	June 30, 2019
	(Unaudited)
	(In thousands)
(Gain) loss recognized in AOCI on interest rate contracts	$(42)	$1,253
(Gain) loss reclassified from AOCI into income	$747	$3

Gains or losses recognized in income on derivatives are recorded as interest expense in the condensed consolidated statements of operations. During the first quarter of fiscal 2021, we recognized an increase in the fair value of our cash flow hedges of $0.5 million, net of taxes. During the first quarter of fiscal 2021, we reclassified $0.7 million from AOCI to interest expense. As of June 30, 2020, we expect to reclassify $ 3.7 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

6. Accumulated Other Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2020	$(47,235)	$90,684	$(6,196)	$(2,601)	$34,652
Foreign currency translation	(2,917)	-	-	-	(2,917)
Unrealized net gain on investments	-	(45,499)	-	-	(45,499)
Change in fair value of cash flow hedges	-	-	(532)	-	(532)
Amounts reclassified into earnings on hedging activities	-	-	564	-	564
Other comprehensive income (loss)	(2,917)	(45,499)	32	-	(48,384)
Balance at June 30, 2020	$(50,152)	$45,185	$(6,164)	$(2,601)	$(13,732)

.

7. Stockholders' Equity

On June 8, 2016, our stockholders' approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of June 30, 2020 no awards had been issued under this plan.

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Lessee

We determine if an arrangement is a lease at inception. Operating leases, which are comprised primarily of storage rental locations, are included in ROU assets - operating and operating lease liability in our condensed consolidated balance sheet dated June 30, 2020 and March 31, 2020. Finance leases, which are comprised primarily of rental equipment leases, are included in ROU assets - financing, net, and notes, loans and finance/capital leases payable, net in our balance sheet dated June 30, 2020 and March 31, 2020.

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

The following table shows the components of our ROU assets, net:

	As of June 30, 2020
	(Unaudited)
	(In thousands)

	Finance	Operating	Total
Buildings and improvements	$-	$130,241	$130,241
Furniture and equipment	21,111	-	21,111
Rental trailers and other rental equipment	115,967	-	115,967
Rental trucks	1,697,339	-	1,697,339
Right-of-use assets, gross	1,834,417	130,241	1,964,658
Less: Accumulated depreciation	(807,489)	(23,559)	(831,048)
Right-of-use assets, net	$1,026,928	$106,682	$1,133,610

	Finance	Operating

Weighted average remaining lease term (years)	4	14
Weighted average discount rate	3.5%	4.6%

For the quarter ended June 30, 2020, cash paid for leases included in our operating and financing cash flow activities were $ 7.0 million and $ 68.6 million, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

The components of lease costs were as follows:

Three Months Ended
June 30, 2020
(Unaudited)
(In thousands)

Operating lease costs	$7,137

Finance lease cost:
Amortization of right-of-use assets	$40,836
Interest on lease liabilities	6,282
Total finance lease cost	$47,118

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending June 30,	(In thousands)

2021	$194,978	$24,802
2022	154,457	22,598
2023	122,986	21,780
2024	92,915	20,791
2025	65,825	6,213
Thereafter	35,155	65,758
Total lease payments	666,316	161,942
Less: imputed interest	-	(55,328)
Present value of lease liabilities	$666,316	$106,614

9. Contingencies

COVID-19

In late 2019, COVID-19 was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures along with the threat the virus poses have adversely affected workforces, customers, consumer sentiment, economies and financial markets.

During the first quarter of fiscal 2021, the Company has been impacted by the spread of COVID-19. The extent to which COVID-19 impacts the Company's business, operations and financial results will continue to evolve in ways that the Company is not fully able to predict at this time.   We have experienced customer initiated changes in behavior, actions   by government entities, concerns from our workforce, and reactions from the capital markets.

Although the Company cannot estimate the length or gravity of the impact of COVID-19 at this time, if the pandemic continues, it may have a material adverse effect on the Company's results of future operations, financial position and liquidity in fiscal 2021.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

CARES Act

The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. We have availed ourselves of the provisions related to deferring certain payroll taxes, carrybacks of net operating losses, and will utilize the technical corrections to tax depreciation methods.   We estimate that the net operating loss carrybacks combined with the depreciation adjustments for our fiscal 2020 federal income tax return will result in a refund of approximately $ 381 million, which are reflected in Prepaid expense. As refunds are received, they will reduce this amount. We have estimated and recorded the overall effects of the CARES Act and do not anticipate a material change. It is possible future legislation could reduce or delay our ability to carryback these losses.

Environmental

Compliance with environmental requirements of federal, state and local governments may significantly affect Real Estate's business operations. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary. Since 1988, Real Estate has managed a testing and removal program for underground storage tanks.

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on AMERCO's financial position or results of operations.

Other

We are named as a defendant in various other litigation and claims arising out of the normal course of business. In management's opinion, none of these other matters will have a material effect on our financial position and results of operations.

10. Related Party Transactions

As set forth in the Company's Audit Committee Charter and consistent with NASDAQ Listing Rules, our Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions, which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance with generally accepted accounting principles (“GAAP”). Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. Our internal processes are designed to ensure that our legal and finance departments identify and monitor potential related party transactions that may require disclosure and Audit Committee oversight.

AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below.

SAC Holding Corporation and SAC Holding II Corporation (collectively “SAC Holdings”) were established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we sold real estate and various self-storage properties to SAC Holdings, and such sales provided significant cash flows to us. SAC Holdings, Four SAC Self-Storage Corporation, Five SAC Self-Storage Corporation, Galaxy Investments, L.P. and 2015 SAC self-storage are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly owned by Willow Grove Holdings LP (“WGHLP”), which is owned by Mark V. Shoen (a significant stockholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant stockholder) and Mark V. Shoen amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Related Party Revenue

	Quarter Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$6,148	$6,249
U-Haul management fee revenue from Mercury	1,199	907
	$7,347	$7,156

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4 % and 10 % of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $ 10.1 million and $ 9.2 million from the above-mentioned entities during the first quarter of fiscal 2021 and 2020, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.   Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

Related Party Costs and Expenses

	Quarter Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$657	$658
U-Haul commission expenses to Blackwater	15,332	17,202
	$15,989	$17,860

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of June 30, 2020, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 6.1 million, expenses of $ 0.7 million and cash flows of $ 5.2 million during the first quarter of fiscal 2021. Revenues and commission expenses related to the Dealer Agreements were $ 63.0 million and $ 15.3 million, respectively, during the first quarter of fiscal 2021.

In June 2020, we purchased an airplane from SAC Holdings for $0.4 million.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Management determined that we do not have a variable interest pursuant to the variable interest entity (“VIE”) model under Accounting Standards Codification (“ASC”) 810 - Consolidation (“ASC 810”) in the holding entities of Blackwater based upon management agreements which are with the individual operating entities; therefore, we are precluded from consolidating these entities.

Related Party Assets

	June 30,	March 31,
	2020	2020
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$22,897	$25,293
U-Haul receivable from Mercury	5,555	9,893
Other (a)	(19,046)	(402)
	$9,406	$34,784

(a)       Timing differences for intercompany balances with insurance subsidiaries resulting from the three-month difference in reporting periods. Our credit balance as of June 30, 2020, was due to a timing difference for a dividend paid by Oxford to AMERCO of $ 18.6 million.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

11. Consolidating Financial Information by Industry Segment

AMERCO's three reportable segments are:

  Moving and Storage, comprised of AMERCO, U-Haul, and Real Estate and the subsidiaries of UHaul and Real Estate,

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

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of June 30, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$770,941	$4,119	$50,014	$-		$825,074
Reinsurance recoverables and trade receivables, net	83,795	87,403	37,173	-		208,371
Inventories and parts, net	100,835	-	-	-		100,835
Prepaid expenses	585,879	-	-	-		585,879
Investments, fixed maturities and marketable equities	-	270,083	2,123,439	-		2,393,522
Investments, other	20,988	96,738	277,397	-		395,123
Deferred policy acquisition costs, net	-	-	117,123	-		117,123
Other assets	67,047	1,094	2,274	-		70,415
Right of use assets - financing, net	1,026,928	-	-	-		1,026,928
Right of use assets - operating	106,202	262	218	-		106,682
Related party assets	34,035	7,024	13,474	(45,127)	(c)	9,406
	2,796,650	466,723	2,621,112	(45,127)		5,839,358

Investment in subsidiaries	599,538	-	-	(599,538)	(b)	-

Property, plant and equipment, at cost:
Land	1,043,952	-	-	-		1,043,952
Buildings and improvements	4,752,816	-	-	-		4,752,816
Furniture and equipment	754,641	-	-	-		754,641
Rental trailers and other rental equipment	513,623	-	-	-		513,623
Rental trucks	3,619,718	-	-	-		3,619,718
	10,684,750	-	-	-		10,684,750
Less: Accumulated depreciation	(2,811,749)	-	-	-		(2,811,749)
Total property, plant and equipment, net	7,873,001	-	-	-		7,873,001
Total assets	$11,269,189	$466,723	$2,621,112	$(644,665)		$13,712,359

(a) Balances as of March 31, 2020
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating balance sheets by industry segment as of June 30, 2020, continued

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$571,473	$5,281	$5,602	$-		$582,356
Notes, loans and finance/capital leases payable, net	4,766,564	-	11,399	-		4,777,963
Operating lease liability	106,114	271	229	-		106,614
Policy benefits and losses, claims and loss expenses payable	410,989	207,571	380,202	-		998,762
Liabilities from investment contracts	-	-	1,833,617	-		1,833,617
Other policyholders' funds and liabilities	-	1,662	5,102	-		6,764
Deferred income	42,789	-	-	-		42,789
Deferred income taxes, net	1,092,631	6,715	6,966	-		1,106,312
Related party liabilities	26,143	3,694	1,387	(31,224)	(c)	-
Total liabilities	7,016,703	225,194	2,244,504	(31,224)		9,455,177

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-
Series B preferred stock	-	-	-	-		-
Series A common stock	-	-	-	-		-
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	(18,428)	3,937	36,550	(35,791)	(b)	(13,732)
Retained earnings	4,484,038	143,171	311,287	(454,248)	(b)	4,484,248
Cost of common stock in treasury, net	(525,653)	-	-	-		(525,653)
Cost of preferred stock in treasury, net	(151,997)	-	-	-		(151,997)
Unearned employee stock ownership plan stock	-	-	-	-		-
Total stockholders' equity	4,252,486	241,529	376,608	(613,441)		4,257,182
Total liabilities and stockholders' equity	$11,269,189	$466,723	$2,621,112	$(644,665)		$13,712,359

(a) Balances as of March 31, 2020
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating balance sheets by industry segment as of March 31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$459,078	$4,794	$30,480	$-		$494,352
Reinsurance recoverables and trade receivables, net	60,073	93,995	32,604	-		186,672
Inventories and parts, net	101,083	-	-	-		101,083
Prepaid expenses	562,904	-	-	-		562,904
Investments, fixed maturities and marketable equities	-	288,998	2,203,740	-		2,492,738
Investments, other	20,988	90,145	249,240	-		360,373
Deferred policy acquisition costs, net	-	-	103,118	-		103,118
Other assets	69,128	680	2,148	-		71,956
Right of use assets - financing, net	1,080,353	-	-	-		1,080,353
Right of use assets - operating	106,631	-	-	-		106,631
Related party assets	41,027	7,137	18,629	(32,009)	(c)	34,784
	2,501,265	485,749	2,639,959	(32,009)		5,594,964

Investment in subsidiaries	668,498	-	-	(668,498)	(b)	-

Property, plant and equipment, at cost:
Land	1,032,945	-	-	-		1,032,945
Buildings and improvements	4,663,461	-	-	-		4,663,461
Furniture and equipment	752,363	-	-	-		752,363
Rental trailers and other rental equipment	511,520	-	-	-		511,520
Rental trucks	3,595,933	-	-	-		3,595,933
	10,556,222	-	-	-		10,556,222
Less: Accumulated depreciation	(2,713,162)	-	-	-		(2,713,162)
Total property, plant and equipment, net	7,843,060	-	-	-		7,843,060
Total assets	$11,012,823	$485,749	$2,639,959	$(700,507)		$13,438,024

(a) Balances as of December 31, 2019
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating balance sheets by industry segment as of March 31, 2020, continued

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$545,685	$5,530	$3,138	$-		$554,353
Notes, loans and finance/capital leases payable, net	4,609,844	-	11,447	-		4,621,291
Operating lease liability	106,443	-	-	-		106,443
Policy benefits and losses, claims and loss expenses payable	410,107	210,341	377,199	-		997,647
Liabilities from investment contracts	-	-	1,802,217	-		1,802,217
Other policyholders' funds and liabilities	-	5,751	4,439	-		10,190
Deferred income	31,620	-	-	-		31,620
Deferred income taxes, net	1,063,681	8,447	21,415	-		1,093,543
Related party liabilities	24,275	4,616	2,670	(31,561)	(c)	-
Total liabilities	6,791,655	234,685	2,222,525	(31,561)		9,217,304

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-
Series B preferred stock	-	-	-	-		-
Series A common stock	-	-	-	-		-
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	35,100	12,581	78,550	(91,579)	(b)	34,652
Retained earnings	4,399,192	144,062	310,113	(453,965)	(b)	4,399,402
Cost of common stock in treasury, net	(525,653)	-	-	-		(525,653)
Cost of preferred stock in treasury, net	(151,997)	-	-	-		(151,997)
Unearned employee stock ownership plan stock	-	-	-	-		-
Total stockholders' equity	4,221,168	251,064	417,434	(668,946)		4,220,720
Total liabilities and stockholders' equity	$11,012,823	$485,749	$2,639,959	$(700,507)		$13,438,024

(a) Balances as of December 31, 2019
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating statement of operations by industry segment for the quarter ended June 30, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$654,913	$-	$-	$(628)	(c)	$654,285
Self-storage revenues	108,955	-	-	-		108,955
Self-moving and self-storage products and service sales	91,350	-	-	-		91,350
Property management fees	7,347	-	-	-		7,347
Life insurance premiums	-	-	30,908	-		30,908
Property and casualty insurance premiums	-	14,507	-	(773)	(c)	13,734
Net investment and interest income	662	(873)	18,006	(813)	(b)	16,982
Other revenue	63,073	-	739	(136)	(b)	63,676
Total revenues	926,300	13,634	49,653	(2,350)		987,237

Costs and expenses:
Operating expenses	480,081	8,825	5,288	(1,532)	(b,c)	492,662
Commission expenses	69,175	-	-	-		69,175
Cost of sales	52,831	-	-	-		52,831
Benefits and losses	-	4,030	35,547	-		39,577
Amortization of deferred policy acquisition costs	-	-	6,888	-		6,888
Lease expense	7,137	1	10	(545)	(b)	6,603
Depreciation, net of gains on disposals	165,671	-	-	-		165,671
Net gains on disposal of real estate	(256)	-	-	-		(256)
Total costs and expenses	774,639	12,856	47,733	(2,077)		833,151

Earnings from operations before equity in earnings of subsidiaries	151,661	778	1,920	(273)		154,086

Equity in earnings of subsidiaries	2,395	-	-	(2,395)	(d)	-

Earnings from operations	154,056	778	1,920	(2,668)		154,086
Other components of net periodic benefit costs	(247)	-	-	-		(247)
Interest expense	(39,794)	-	-	273	(b)	(39,521)
Pretax earnings	114,015	778	1,920	(2,395)		114,318
Income tax expense	(26,289)	(162)	(141)	-		(26,592)
Earnings available to common stockholders	$87,726	$616	$1,779	$(2,395)		$87,726

(a) Balances for the quarter ended March 31, 2020
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating statements of operations by industry for the quarter ended June 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$749,136	$-	$-	$(540)	(c)	$748,596
Self-storage revenues	98,274	-	-	-		98,274
Self-moving and self-storage products and service sales	80,026	-	-	-		80,026
Property management fees	7,156	-	-	-		7,156
Life insurance premiums	-	-	32,710	-		32,710
Property and casualty insurance premiums	-	14,114	-	(690)	(c)	13,424
Net investment and interest income	3,267	6,191	26,701	(410)	(b)	35,749
Other revenue	62,539	-	910	(135)	(b)	63,314
Total revenues	1,000,398	20,305	60,321	(1,775)		1,079,249

Costs and expenses:
Operating expenses	522,524	8,081	5,228	(1,361)	(b,c)	534,472
Commission expenses	80,899	-	-	-		80,899
Cost of sales	48,929	-	-	-		48,929
Benefits and losses	-	3,758	45,248	-		49,006
Amortization of deferred policy acquisition costs	-	-	6,064	-		6,064
Lease expense	7,172	-	-	(136)	(b)	7,036
Depreciation, net of gains on disposals	140,600	-	-	-		140,600
Net gains on disposal of real estate	(1,622)	-	-	-		(1,622)
Total costs and expenses	798,502	11,839	56,540	(1,497)		865,384

Earnings from operations before equity in earnings of subsidiaries	201,896	8,466	3,781	(278)		213,865

Equity in earnings of subsidiaries	9,831	-	-	(9,831)	(d)	-

Earnings from operations	211,727	8,466	3,781	(10,109)		213,865
Other components of net periodic benefit costs	(263)	-	-	-		(263)
Interest expense	(39,166)	-	-	278	(b)	(38,888)
Pretax earnings	172,298	8,466	3,781	(9,831)		174,714
Income tax expense	(39,876)	(1,778)	(638)	-		(42,292)
Earnings available to common stockholders	$132,422	$6,688	$3,143	$(9,831)		$132,422

(a) Balances for the quarter ended March 31, 2019
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$87,726	$616	$1,779	$(2,395)	$87,726
Earnings from consolidated entities	(2,395)	-	-	2,395	-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	166,740	-	-	-	166,740
Amortization of deferred policy acquisition costs	-	-	6,888	-	6,888
Amortization of premiums and accretion of discounts related to investments, net	-	395	3,155	-	3,550
Amortization of debt issuance costs	1,297	-	-	-	1,297
Interest credited to policyholders	-	-	7,667	-	7,667
Change in allowance for losses on trade receivables	60	-	-	-	60
Change in allowance for inventories and parts reserve	(99)	-	-	-	(99)
Net gains on disposal of personal property	(1,069)	-	-	-	(1,069)
Net gains on disposal of real estate	(256)	-	-	-	(256)
Net (gains) losses on sales of investments	-	(13)	2,027	-	2,014
Net losses on equity investments	-	3,989	-	-	3,989
Deferred income taxes	28,939	1,070	(2,475)	-	27,534
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(24,749)	5,725	(4,570)	-	(23,594)
Inventories and parts	350	-	-	-	350
Prepaid expenses	(22,831)	-	-	-	(22,831)
Capitalization of deferred policy acquisition costs	-	-	(7,308)	-	(7,308)
Other assets	758	(340)	(344)	-	74
Related party assets	7,302	27	-	-	7,329
Accounts payable and accrued expenses	56,522	(246)	1,997	-	58,273
Policy benefits and losses, claims and loss expenses payable	294	(2,769)	3,003	-	528
Other policyholders' funds and liabilities	-	(4,089)	663	-	(3,426)
Deferred income	11,238	-	3,660	-	14,898
Related party liabilities	1,867	(834)	(1,282)	-	(249)
Net cash provided by operating activities	311,694	3,531	14,860	-	330,085

Cash flows from investing activities:
Escrow deposits	1,401	-	-	-	1,401
Purchases of:
Property, plant and equipment	(249,740)	-	-	-	(249,740)
Short term investments	-	(8,989)	(636)	-	(9,625)
Fixed maturities investments	-	(1,864)	(92,329)	-	(94,193)
Real estate	-	-	(192)	-	(192)
Mortgage loans	-	-	(33,300)	-	(33,300)
Proceeds from sales and paydowns of:
Property, plant and equipment	76,412	-	-	-	76,412
Short term investments	-	1,980	468	-	2,448
Fixed maturities investments	-	4,402	105,763	-	110,165
Mortgage loans	-	265	1,167	-	1,432
Net cash used by investing activities	(171,927)	(4,206)	(19,059)	-	(195,192)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2020

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2020, continued

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	367,451	-	9,600	-	377,051
Principal repayments on credit facilities	(144,489)	-	(9,600)	-	(154,089)
Payments of debt issuance costs	(1,677)	-	-	-	(1,677)
Finance/capital lease payments	(68,554)	-	-	-	(68,554)
Net contribution from (to) related party	18,599	-	-	-	18,599
Investment contract deposits	-	-	75,366	-	75,366
Investment contract withdrawals	-	-	(51,633)	-	(51,633)
Net cash provided (used) by financing activities	171,330	-	23,733	-	195,063

Effects of exchange rate on cash	766	-	-	-	766

Increase (decrease) in cash and cash equivalents	311,863	(675)	19,534	-	330,722
Cash and cash equivalents at beginning of period	459,078	4,794	30,480	-	494,352
Cash and cash equivalents at end of period	$770,941	$4,119	$50,014	$-	$825,074
	(page 2 of 2)
(a) Balance for the period ended March 31, 2020

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$132,422	$6,688	$3,143	$(9,831)	$132,422
Earnings from consolidated entities	(9,831)	-	-	9,831	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	157,278	-	-	-	157,278
Amortization of deferred policy acquisition costs	-	-	6,064	-	6,064
Amortization of premiums and accretion of discounts related to investments, net	-	374	2,901	-	3,275
Amortization of debt issuance costs	1,053	-	-	-	1,053
Interest credited to policyholders	-	-	14,218	-	14,218
Change in allowance for losses on trade receivables	(162)	-	-	-	(162)
Change in allowance for inventories and parts reserve	367	-	-	-	367
Net gains on disposal of personal property	(16,678)	-	-	-	(16,678)
Net gains on disposal of real estate	(1,622)	-	-	-	(1,622)
Net gains on sales of investments	-	(33)	(4,234)	-	(4,267)
Net gains on equity investments	-	(2,215)	-	-	(2,215)
Deferred income taxes	35,980	(2,564)	(3,653)	-	29,763
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(23,033)	5,078	(260)	-	(18,215)
Inventories and parts	2,110	-	-	-	2,110
Prepaid expenses	(15,720)	-	-	-	(15,720)
Capitalization of deferred policy acquisition costs	-	-	(5,090)	-	(5,090)
Other assets	1,805	1,546	(14)	-	3,337
Related party assets	(925)	(439)	-	-	(1,364)
Accounts payable and accrued expenses	86,094	2,368	1,254	-	89,716
Policy benefits and losses, claims and loss expenses payable	8,802	(6,987)	503	-	2,318
Other policyholders' funds and liabilities	-	(414)	(4,867)	-	(5,281)
Deferred income	8,527	-	-	-	8,527
Related party liabilities	1,345	(315)	62	-	1,092
Net cash provided by operating activities	367,812	3,087	10,027	-	380,926

Cash flows from investing activities:
Escrow deposits	1,968	-	-	-	1,968
Purchases of:
Property, plant and equipment	(847,248)	-	-	-	(847,248)
Short term investments	-	(8,689)	-	-	(8,689)
Fixed maturities investments	-	(5,149)	(71,366)	-	(76,515)
Real estate	-	(328)	-	-	(328)
Mortgage loans	-	-	(9,410)	-	(9,410)
Proceeds from sales and paydowns of:
Property, plant and equipment	160,754	-	-	-	160,754
Short term investments	-	6,942	40	-	6,982
Fixed maturities investments	-	4,196	34,062	-	38,258
Real estate	311	-	-	-	311
Mortgage loans	-	245	1,433	-	1,678
Net cash used by investing activities	(684,215)	(2,783)	(45,241)	-	(732,239)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2019

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2019, continued

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	331,200	-	2,500	-	333,700
Principal repayments on credit facilities	(58,604)	-	(2,500)	-	(61,104)
Payment of debt issuance costs	(5)	-	-	-	(5)
Finance/capital lease payments	(94,446)	-	-	-	(94,446)
Employee stock ownership plan stock	(131)	-	-	-	(131)
Common stock dividend paid	(9,796)	-	-	-	(9,796)
Investment contract deposits	-	-	61,515	-	61,515
Investment contract withdrawals	-	-	(37,054)	-	(37,054)
Net cash provided by financing activities	168,218	-	24,461	-	192,679

Effects of exchange rate on cash	4,764	-	-	-	4,764

Increase (decrease) in cash and cash equivalents	(143,421)	304	(10,753)	-	(153,870)
Cash and cash equivalents at beginning of period	643,918	5,757	24,026	-	673,701
Cash and cash equivalents at end of period	$500,497	$6,061	$13,273	$-	$519,831
	(page 2 of 2)
(a) Balance for the period ended March 31, 2019

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended June 30, 2020
Total revenues	$942,803	$44,434	$987,237
Depreciation and amortization, net of gains on disposal	168,526	3,777	172,303
Interest expense	38,654	867	39,521
Pretax earnings	111,949	2,369	114,318
Income tax expense	25,783	809	26,592
Identifiable assets	13,279,882	432,477	13,712,359

Quarter Ended June 30, 2019
Total revenues	$1,028,574	$50,675	$1,079,249
Depreciation and amortization, net of gains on disposal	141,898	3,144	145,042
Interest expense	38,220	668	38,888
Pretax earnings	170,847	3,867	174,714
Income tax expense	41,114	1,178	42,292
Identifiable assets	12,076,714	398,030	12,474,744

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$317	$292
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	230	241
Other components	17	22
Total other components of net periodic benefit costs	247	263
Net periodic postretirement benefit cost	$564	$555

14. Fair Value Measurements

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

Level 2 - Quoted prices for identical or similar financial instruments in markets that are not considered to be active, or similar financial instruments for which all significant inputs are observable, either directly or indirectly, or inputs other than quoted prices that are observable, or inputs that are derived principally from or corroborated by observable market data through correlation or other means; and

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable. These reflect management's assumptions about the assumptions a market participant would use in pricing the asset or liability.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
As of June 30, 2020	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$208,371	$-	$-	$208,371	$208,371
Mortgage loans, net	294,551	-	-	294,551	294,551
Other investments	100,572	-	-	100,572	100,572
Total	$603,494	$-	$-	$603,494	$603,494

Liabilities
Notes, loans and finance/capital leases payable	4,808,147	-	4,808,147	-	4,510,021
Total	$4,808,147	$-	$4,808,147	$-	$4,510,021

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

	Fair Value Hierarchy
	Carrying				Total Estimated
As of March 31, 2020	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$186,672	$-	$-	$186,672	$186,672
Mortgage loans, net	262,688	-	-	262,688	262,688
Other investments	97,685	-	-	97,685	97,685
Total	$547,045	$-	$-	$547,045	$547,045

Liabilities
Notes, loans and leases payable	4,651,068	-	4,651,068	-	4,342,308
Total	$4,651,068	$-	$4,651,068	$-	$4,342,308

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of June 30, 2020 and March 31, 2020 that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of June 30, 2020	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$629,550	$629,265	$285	$-
Fixed maturities - available for sale	2,370,821	7,614	2,363,047	160
Preferred stock	6,106	6,106	-	-
Common stock	16,595	16,595	-	-
Derivatives	1,763	1,763	-	-
Total	$3,024,835	$661,343	$2,363,332	$160

Liabilities
Derivatives	8,170	-	8,170	-
Total	$8,170	$-	$8,170	$-

As of March 31, 2020	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$369,279	$368,968	$311	$-
Fixed maturities - available for sale	2,466,048	7,156	2,458,731	161
Preferred stock	6,675	6,675	-	-
Common stock	20,015	20,015	-	-
Derivatives	5,944	5,944	-	-
Total	$2,867,961	$408,758	$2,459,042	$161

Liabilities
Derivatives	8,214	-	8,214	-
Total	$8,214	$-	$8,214	$-

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

The fair value measurements for our assets using significant unobservable inputs (Level 3) were $ 0.2 million for both June 30, 2020 and March 31, 2020.

15. Revenue Recognition

Revenue Recognized in Accordance with Topic 606

ASC Topic 606, Revenue from Contracts with Customers (Topic 606) , outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of June 30, 2020 and March 31, 2020.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct in accordance with paragraph 606-10-25-19. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity's ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance for the Management Fee component of the compensation received in exchange for the service. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. Historically, these fees have been recognized once fully determinable. Under Topic 606, we measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the first quarter of fiscal 2020 did not have a material effect on our financial statements.

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

Revenue Recognized in Accordance withTopic 842/840

The Company's self-moving rental revenues meet the definition of a lease pursuant to the guidance in ASU 2016-02, Leases (Topic 842) because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right.   Therefore, upon adoption of ASU 2016-02 on April 1, 2019, self-rental contracts are being accounted for as leases.   We do not expect this change to result in a change in the timing and pattern of recognition of the related revenues due to the short-term nature of the self-moving rental contracts. Please see Note 8, Leases, of the Notes to Consolidated Financial Statements.

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

Self-storage revenues are recognized as earned over the contract period based upon the number of paid storage contract days. Self-storage revenues are recognized in accordance with existing guidance in Topic 840 - Leases.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ended March 31,
	2021	2022	2023	2024	2025	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$4,531	$-	$-	$-	$-	$-
Property lease revenues	21,223	14,785	11,960	8,422	6,746	58,195
Total	$25,754	$14,785	$11,960	$8,422	$6,746	$58,195

The amounts above do not reflect future rental revenue from the renewal or replacement of existing leases.

Revenue Recognized in Accordance with Other Topics

Traditional life and Medicare supplement insurance premiums are recognized as revenue over the premium-paying periods of the contracts when due from the policyholders. For products where premiums are due over a significantly shorter duration than the period over which benefits are provided, such as our single premium whole life product, premiums are recognized when received and excess profits are deferred and recognized in relation to the insurance in force. Life insurance premiums are recognized in accordance with existing guidance in Topic 944 - Financial Services - Insurance.

Property and casualty insurance premiums are recognized as revenue over the policy periods. Interest and investment income are recognized as earned. Property and casualty premiums are recognized in accordance with existing guidance in Topic 944 - Financial Services - Insurance.

Net investment and interest income has multiple components. Interest income from bonds and mortgage notes are recognized when earned. Dividends on common and preferred stocks are recognized on the ex-dividend dates. Realized gains and losses on the sale or exchange of investments are recognized at the trade date. Net investment and interest income is recognized in accordance with existing guidance in Topic 825 - Financial Instruments.

In the following table, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$44,938	$39,079
Revenues recognized at a point in time:	104,848	91,171
Total revenues recognized under ASC 606	149,786	130,250

Revenues recognized under ASC 842 or 840	774,694	865,204
Revenues recognized under ASC 944	45,775	48,046
Revenues recognized under ASC 320	16,982	35,749
Total revenues	$987,237	$1,079,249

In the above table, the revenues recognized over time include property management fees, the shipping fees associated with U-Box rentals and a portion of other revenues. Revenues recognized at a point in time include self-moving equipment rentals, self-moving and self-storage products and service sales and a portion of other revenues .

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

16. Allowance for Credit Losses

Trade Receivables

Moving and Storage has two (2) primary components of trade receivables, receivables from corporate customers and credit card receivables from sales and rental of equipment.   For credit card receivable, the Company uses a trailing 13 months average historical chargeback percentage of total credit card receivable. The Company rents equipment to corporate customers in which payment terms are 30 days.

The Company performs ongoing credit evaluations of its customers and assesses each customer's credit worthiness. In addition, the Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote.

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). However, management has determined that the current and reasonable and supportable forecasted economic conditions have declined as compared with the economic conditions included in the historical information partially as a result of COVID-19 during the first quarter of fiscal 2021. To adjust the historical loss rates to reflect the effects of these differences in current conditions and forecasted changes, management estimated the loss rate at approximately 5%. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses at June 30, 2020 was $ 2.7 million.

Available-for-Sale

For available-for-sale debt securities in an unrealized loss position, we first assess whether the security is below investment grade.   For securities that are below investment grade, we evaluate whether the decline in fair value has resulted from credit losses or other factors such as the interest rate environment.   In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse market conditions specifically related to the security, among other factors.   If this assessment indicates that a credit loss exists, cumulative default rates based on ratings are used to determine the potential cost of default, by year.   The present value of these potential costs is then compared to the amortized cost of the security to determine the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through accumulated other comprehensive income, net of applicable taxes. If we intend to sell a security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security is written down to its fair value and the write down is charged against the allowance for credit losses, with any incremental impairment reported in earnings. Reversals of the allowance for credit losses are permitted and should not exceed the allowance amount initially recognized.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during the quarter ended June 30, 2020.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $ 25.8 million as of January 1, 2020 and are excluded from the estimate of credit losses.

Mortgage loans, net

The portfolio of mortgage loans are principally collateralized by self-storage facilities and commercial properties. Mortgage loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at amortized cost.   Modeling for our mortgage loans is based on inputs most highly correlated to defaults, including loan-to-value, occupancy, and payment history.   Historical credit loss experience provides additional support for the estimation of expected credit losses. In assessing the credit losses, the portfolio is reviewed on a collective basis, using loan-specific cash flows to determine the fair value of the collateral in the event of default.   Adjustments to this analysis are made to assess loans with a loan-to-value of 65% or greater.   Loans that fall under the >65% LTV are evaluated on an individual basis and loan specific risk characteristics such as occupancy levels, expense, income growth and other relevant available information from internal and external sources relating to post events, current conditions, and reasonable and supportable forecasts.

When management determines that foreclosure is probable, an allowance for expected credit losses based on the fair value of the collateral is recorded.

Reinsurance recoverable

Reinsurance recoverable on paid and unpaid benefits was less than 1 % of the total assets at January 1, 2020 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium receivable

Premiums receivable   were $ 3.0 million at January 1, 2020 in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder doesn't pay premiums.

The following details the changes in the Company's reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2020	$2,680	$503	$501	$3,684
Transition adjustment current expected credit losses	43	4,905	-	4,948
Write-offs against allowance	-	-	-	-
Recoveries	-	-	-	-
Balance as of June 30, 2020	$2,723	$5,408	$501	$8,632

17.   Accounting Pronouncements

Adoption of New Accounting Pronouncements

On April 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires the measurement and recognition of expected credit losses held at amortized cost. This new standard requires the use of forward-looking information to estimate credit losses and requires credit losses for available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction in the amortized cost basis. We adopted ASU 2016-13 on April 1, 2020 using a modified retrospective approach. We recognized a cumulative-effect adjustment to our opening retained earnings balance in the period of adoption. Accordingly, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of the adoption to our beginning retained earnings was $ 2.9 million.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update require insurance companies to annually review and update the assumptions used for measuring the liability under long-duration contracts, such as life insurance, disability income, and annuities. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2020. We are currently in the process of evaluating the impact of the adoption of this amendment on our financial statements; however, the adoption of ASU 2018-12 will impact the statements of operations because the effect of any update to the assumptions we used at the inception of the contracts will be recorded in net income.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2021.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2020. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

AMERCO, a Nevada corporation, has a first fiscal quarter that ends on the 30 th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31 st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies' financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries' years 2020 and 2019 correspond to fiscal 2021 and 2020 for AMERCO.

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

AMERCO's three reportable segments are:

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

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..

Impairment of Investments

Current expected credit loss (“CECL”) has replaced the previous other-than-temporary-impairment (“OTTI”) model. Under the OTTI model, credit losses were recognized as a reduction to the cost basis of the investment with recovery of an impairment loss recognized prospectively over time as interest income and reversals of impairment were not allowed. Under CECL, a valuation allowance is recognized in earnings for credit losses. If we intend to sell a debt security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged against the allowance for credit losses, with any incremental impairment reported in earnings. Reversals of the allowance for credit losses are permitted and should not exceed the allowance amount initially recognized.

There were no incremental impairment charges recorded during the quarter ended June 30, 2020.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2020 compared with the Quarter Ended June 30, 2019

Listed below, on a consolidated basis, are revenues for our major product lines for the first quarter of fiscal 2021 and the first quarter of fiscal 2020:

	Quarter Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$654,285	$748,596
Self-storage revenues	108,955	98,274
Self-moving and self-storage products and service sales	91,350	80,026
Property management fees	7,347	7,156
Life insurance premiums	30,908	32,710
Property and casualty insurance premiums	13,734	13,424
Net investment and interest income	16,982	35,749
Other revenue	63,676	63,314
Consolidated revenue	$987,237	$1,079,249

Self-moving equipment rental revenues decreased $94.3 million during the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020.   Either through force of government or personal caution, self-moving rental activity decreased as a result of COVID-19 during the first quarter of fiscal 2021.   The decline in equipment rental revenues, as compared to the same period the previous year, did improve throughout the quarter.   April, May and June revenues were down approximately 30%, 8% and 4%, respectively.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and trailers in the rental fleet.

Self-storage revenues increased $10.7 million during the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020.   The average monthly number of occupied units increased by 15%, or 44,000 units during the first quarter of fiscal 2021 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations and from the addition of new capacity to the portfolio. Over the last twelve months, we added approximately 5.2 million net rentable square feet, or a 14% increase, with approximately 1.3 million of that coming on during the first quarter of fiscal 2021.

Sales of self-moving and self-storage products and services increased $11.3 million during the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020.   This is due to increased sales of hitches, moving supplies and propane.

Life insurance premiums decreased $1.8 million during the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.3 million during the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020 due to an increase in Safetow ® and Safestor ® sales, which is a reflection of the increased equipment and storage rental transactions. Sales decreased in the second half of March 2020 as self-moving transactions declined.

Net investment and interest income decreased $18.8 million during the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020. Changes in the market value of unaffiliated common stocks held in our property and casualty insurance subsidiary accounted for $6.2 million of the decrease during the quarter. A $7.9 million realized loss in derivatives used as hedges for our fixed indexed annuities at our life insurance subsidiary also contributed to the decrease during the quarter. In addition, the adoption of ASU 2016-13 resulted in net credit loss expense of $4.4 million for the three months ended March 31, 2020.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2021 and the first quarter of fiscal 2020. The insurance companies' first quarters ended March 31, 2020 and 2019.

	Quarter Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$926,300	$1,000,398
Earnings from operations before equity in earnings of subsidiaries	151,661	201,896
Property and casualty insurance
Revenues	13,634	20,305
Earnings from operations	778	8,466
Life insurance
Revenues	49,653	60,321
Earnings from operations	1,920	3,781
Eliminations
Revenues	(2,350)	(1,775)
Earnings from operations before equity in earnings of subsidiaries	(273)	(278)
Consolidated results
Revenues	987,237	1,079,249
Earnings from operations	154,086	213,865

Total costs and expenses decreased $32.2 million during the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020. Operating expenses for Moving and Storage decreased $42.4 million.   Repair costs associated with the rental fleet experienced a $27.8 million decrease during the quarter due to fewer trucks being prepped for sale and from a reduction in rental miles.   Other decreases included personnel, liability costs and payment processing costs. Net gains from the disposal of rental equipment decreased $15.6 million from a reduction in auction activity due to COVID-19.   Depreciation expense associated with our rental fleet increased $2.5 million to $124.9 million.   Depreciation expense on all other assets, largely from buildings and improvements, increased $7.0 million to $41.9 million. Net gains on the disposal of real estate decreased $1.4 million from the condemnation of a property in the first quarter of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $154.1 million for the first quarter of fiscal 2021, compared with $213.9 million for the first quarter of fiscal 2020.

Interest expense for the first quarter of fiscal 2021 was $39.5 million, compared with $38.9 million for the first quarter of fiscal 2020, due to increased borrowings.

Income tax expense was $26.6 million for the first quarter of fiscal 2021, compared with $42.3 million for the first quarter of fiscal 2020.

As a result of the above-mentioned items, earnings available to common stockholders were $87.7 million for the first quarter of fiscal 2021, compared with $132.4 million for the first quarter of fiscal 2020.

Basic and diluted earnings per share for the first quarter of fiscal 2021 were $4.47, compared with $6.76 for the first quarter of fiscal 2020.

The weighted average common shares outstanding basic and diluted were 19,607,788 for the first quarter of fiscal 2021, compared with 19,597,697 for the first quarter of fiscal 2020.

Moving and Storage

Quarter Ended June 30, 2020 compared with the Quarter Ended June 30, 2019

Listed below are revenues for our major product lines at Moving and Storage for the first quarter of fiscal 2021 and the first quarter of fiscal 2020:

	Quarter Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$654,913	$749,136
Self-storage revenues	108,955	98,274
Self-moving and self-storage products and service sales	91,350	80,026
Property management fees	7,347	7,156
Net investment and interest income	662	3,267
Other revenue	63,073	62,539
Moving and Storage revenue	$926,300	$1,000,398

Self-moving equipment rental revenues decreased $94.2 million during the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020.   Either through force of government or personal caution, self-moving rental activity decreased as a result of COVID-19 during the first quarter of fiscal 2021.   The decline in equipment rental revenues, as compared to the same period the previous year, did improve throughout the quarter.   April, May and June revenues were down approximately 30%, 8% and 4%, respectively.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and trailers in the rental fleet.

Self-storage revenues increased $10.7 million during the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020.   The average monthly number of occupied units increased by 15%, or 44,000 units during the first quarter of fiscal 2021 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations and from the addition of new capacity to the portfolio.   Over the last twelve months, we added approximately 5.2 million net rentable square feet, or a 14% increase, with approximately 1.3 million of that coming on during the first quarter of fiscal 2021.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of June 30	516	452
Square footage as of June 30	43,393	38,175
Average monthly number of units occupied	347	302
Average monthly occupancy rate based on unit count	67.6%	68.4%
Average monthly square footage occupied	31,010	27,421

Over the last twelve months we added approximately 5.2 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 2.5%.

Sales of self-moving and self-storage products and services increased $11.3 million during the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020.   This is due to increased sales of hitches, moving supplies and propane.

Net investment and interest income decreased $2.6 million during the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020.

Total costs and expenses decreased $23.9 million during the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020. Operating expenses decreased $42.4 million.   Repair costs associated with the rental fleet experienced a $27.8 million decrease during the quarter due to fewer trucks being prepped for sale and from a reduction in rental miles.   Other decreases included personnel, liability costs and payment processing costs. Net gains from the disposal of rental equipment decreased $15.6 million from a reduction in auction activity due to COVID-19.   Depreciation expense associated with our rental fleet increased $2.5 million to $124.9 million.   Depreciation expense on all other assets, largely from buildings and improvements, increased $7.0 million to $41.9 million. Net gains on the disposal of real estate decreased $1.4 million from the condemnation of a property in the first quarter of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $151.7 million for the first quarter of fiscal 2021, compared with $201.9 million for the first quarter of fiscal 2020.

Equity in the earnings of AMERCO's insurance subsidiaries was $2.4 million for the first quarter of fiscal 2021, compared with $9.8 million for the first quarter of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $154.1 million for the first quarter of fiscal 2021, compared with $211.7 million for the first quarter of fiscal 2020.

Property and Casualty Insurance

Quarter Ended March 31, 2020 compared with the Quarter Ended March 31, 2019

Net premiums were $14.5 million and $14.1 million for the quarters ended March 31, 2020 and 2019, respectively. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period. Sales decreased in the second half of March 2020 due to the COVID-19 related issues that affected self-moving equipment rental revenues.

Net investment and interest income was ($0.9) million and $6.2 million for the three months ended March 31, 2020 and 2019, respectively. The main driver of the change in net investment income was the decrease in the valuation of unaffiliated common stock of $6.2 million. In addition, the adoption of ASU 2016-13 resulted in net credit loss expense of $0.8 million for the three months ended March 31, 2020.

Net operating expenses were $8.8 million and $8.1 million for the three months ended March 31, 2020 and 2019, respectively. The change was due to an increase in commissions, decreased loss adjusting fees and subrogation income.

Benefits and losses incurred were $4.0 million and $3.8 million for the three months March 31, 2020 and 2019, respectively. The increase was due to unfavorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $0.8 million and $8.5 million for the three months ended March 31, 2020 and 2019, respectively.

Life Insurance

Quarter Ended March 31, 2020 compared with the Quarter Ended March 31, 2019

Net premiums were $30.9 million and $32.7 million for the quarters ended March 31, 2020 and 2019, respectively. Medicare Supplement premiums decreased $2.6 million from the policy decrements offset by premium rate increases. This was partially offset by a $1.0 million increase in life premiums from the new sales.   Premiums on other lines of business decreased $0.2 million. Deferred annuity deposits were $60.4 million or $1.1 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment and interest income was $18.0 million and $26.7 million for the quarters ended March 31, 2020 and 2019, respectively. The decrease was primarily due to a $7.9 million realized loss in derivatives used as hedges for our fixed indexed annuities. In addition, the adoption of ASU 2016-13 resulted in net credit loss expense of $3.6 million. This was partially offset by a $1.6 million increase in realized capital gains on fixed maturities coupled with a net $1.2 million increase in investment income from the remaining invested assets on a larger assets base.

Net operating expenses were $5.3 million and $5.2 million for both the quarters ended March 31, 2020 and 2019, respectively.

Benefits and losses incurred were $35.5 million and $45.2 million for the quarters ended March 31, 2020 and 2019, respectively. Interest credited to policyholders decreased $7.0 million from the reduction in the interest credited rates on fixed indexed annuities driven by market decline. Medicare supplement benefits decreased $2.6 million from the declined policies in force. Benefits on the remaining lines of business decreased $0.1 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $6.9 million and $6.1 million for the quarters ended March 31, 2020 and 2019, respectively. The increase in DAC amortization was primarily from a higher asset base supported by continuous sales of annuities

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $1.9 million and $3.8 million for the quarters ended March 31, 2020 and 2019, respectively.

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

As of June 30, 2020, cash and cash equivalents totaled $825.1 million, compared with $494.4 million at March 31, 2020. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of June 30, 2020 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$770,941	$4,119	$50,014
Other financial assets	138,818	461,248	2,451,483
Debt obligations	4,766,564	-	11,399

(a) As of March 31, 2020

As of June 30, 2020, Moving and Storage had additional cash available under existing credit facilities of $70.0 million.   The majority of invested cash at the Moving and Storage segment is held in government money market funds.

During the first quarter of fiscal 2021 COVID-19 has negatively affected our operating cash flows through lower self-moving equipment rental revenues along with a significant reduction in equipment sales proceeds stemming from the closures of commercial auto auctions We believe that the Company has adequate liquidity to meet our obligations. However, there can be no assurance that market conditions resulting from COVID-19 will not worsen and have a material negative effect on our liquidity.

Net cash provided by operating activities decreased $50.8 million in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 largely as a result of reduced equipment rental activity.

Net cash used in investing activities increased $537.0 million in the first quarter of fiscal 2021, compared with the first quarter of fiscal 2020. Purchases of property, plant and equipment, decreased $597.5 million. Cash from the sales of property, plant and equipment decreased $84.3 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $24.8 million due to reduced investment purchases.

Net cash provided by financing activities increased $2.4 million in the first quarter of fiscal 2021, as compared with the first quarter of fiscal 2020. This was due to a combination of increased debt payments of $93.0 million, decreased finance/capital lease repayments of $25.9 million, an increase in cash from borrowings of $43.4 million, a decrease in common stock dividends of $9.8 million and a decrease in net annuity deposits from Life Insurance of $0.7 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2021 the Company will reinvest in its truck and trailer rental fleet approximately $460 million, net of equipment sales and excluding any lease buyouts. Through the first quarter of fiscal 2021, the Company invested, net of sales, approximately $49 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2021 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2021 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options. Based upon interactions with our existing lenders, the Company does not believe that COVID-19 will materially inhibit our ability to obtain financing for the purchases of rental equipment in fiscal 2021. Should the situation severely worsen this belief could change.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company's plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds along with borrowings against existing properties as they operationally mature. For the first quarter of fiscal 2021, the Company invested $103 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2021, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and any lingering effects of COVID-19. In the first quarter of fiscal 2021, the Company has opted to slow the development of new self-storage projects to preserve liquidity. We will calibrate our capital spending based in part upon the evolving effects of COVID-19. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $173.3 million and $686.5 million for the first quarter of fiscal 2021 and 2020, respectively. The components of our net capital expenditures are provided in the following table:

	Quarter Ended June 30,
	2020	2019
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$122,943	$560,693
Equipment lease buyouts	11,477	34,030
Purchases of real estate, construction and renovations	102,590	217,911
Other capital expenditures	12,730	34,614
Gross capital expenditures	249,740	847,248
Less: Lease proceeds	-	-
Less: Sales of property, plant and equipment	(76,412)	(160,754)
Net capital expenditures	$173,328	$686,494

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

We believe that stockholders' equity at Property and Casualty Insurance remains sufficient, and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Property and Casualty Insurance's stockholder's equity was $241.5 million and $251.1 million at March 31, 2020 and December 31, 2019, respectively. The decrease resulted from net earnings of $0.6 million, a decrease in other comprehensive income of $8.7 million and a decrease of $1.5 million to beginning retained earnings due to the implementation of ASU 2016-13.   Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance's net deposits for the quarter ended March 31, 2020 were $23.7 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance's stockholder's equity was $376.6 million and $417.4 million as of March 31, 2020 and December 31, 2019, respectively. The decrease resulted from net earnings of $1.8 million and a decrease in other comprehensive income of $42.0 million primarily due to the effect COVID-19 had on market prices for the fixed maturity portion of the investment portfolio and a decrease of $0.6 million to beginning retained earnings due to the implementation of ASU 2016-13. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of March 31, 2020, Oxford had outstanding deposits of $60.0 million through its membership in the FHLB system.   For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $311.7 million and $367.8 million for the first quarter of fiscal 2021 and 2020, respectively largely as a result of reduced equipment rental activity.

Property and Casualty Insurance

Net cash provided by operating activities were $3.5 million and $3.1 million for the first quarters ended March 31, 2020 and 2019, respectively. The increase was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance's cash and cash equivalents and short-term investment portfolios amounted to $18.1 million and $11.8 million at March 31, 2020 and December 31, 2019, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $14.9 million and $10.0 million for the first quarter ended March 31, 2020 and 2019, respectively. The change was primarily due to an increase in the investment income received and a decrease in federal income tax payment.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. As of March 31, 2020 and December 31, 2019, cash and cash equivalents and short-term investments amounted to $50.0 million and $30.5 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

As a result of the federal income tax provisions of the CARES Act, we have filed applicable forms with the IRS to carryback net operating losses and requested refunds of previous deposits totaling approximately $235 million. We believe that upon the filing of our June 30, 2020 federal income tax return additional refunds in excess of $250 million will be due to the Company. These amounts are expected to provide us additional liquidity in fiscal 2021. It is possible future legislation could negatively impact our ability to receive these tax refunds.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of June 30, 2020, we had available borrowing capacity under existing credit facilities of $70.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Disclosures about Contractual Obligations and Commercial Commitments in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

With respect to our storage business, we have added new locations and expanded at existing locations. In fiscal 2021, we are actively looking to acquire new locations, complete current projects and increase occupancy in our existing portfolio of locations. New projects and acquisitions will be considered and pursued if they fit our long term plans and meet our financial objectives. We will continue to invest capital and resources in the U-Box ® program throughout fiscal 2021.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of June 30, 2020:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$85,000	$(2,761)	6/28/2019	6/15/2022	1.76%	1 Month LIBOR
75,000	(2,506)	6/28/2019	6/30/2022	1.78%	1 Month LIBOR
75,000	(2,903)	6/28/2019	10/31/2022	1.77%	1 Month LIBOR

As of June 30, 2020, we had $1,395.4 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $9.6 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

Additionally, our insurance subsidiaries' fixed income investment portfolios expose us to interest rate risk. This interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. As part of our insurance companies' asset and liability management, actuaries estimate the cash flow patterns of our existing liabilities to determine their duration. These outcomes are compared to the characteristics of the assets that are currently supporting these liabilities assisting management in determining an asset allocation strategy for future investments that management believes will mitigate the overall effect of interest rates.

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. At June 30, 2020 and March 31, 2020, these derivative hedges had a net market value of $1.8 million and $5.9 million, with notional amounts of $289.1   million and $246.8   million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.5% of our revenue was generated in Canada during the first quarter of both fiscal 2021 and 2020. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Additionally, our insurance subsidiaries' fixed income investment portfolios expose us to interest rate risk. This interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. As part of our insurance companies' asset and liability management, actuaries estimate the cash flow patterns of our existing liabilities to determine their duration. These outcomes are compared to the characteristics of the assets that are currently supporting these liabilities, assisting management in determining an asset allocation strategy for future investments that management believes will mitigate the overall effect of interest rates.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, the risk associated with COVID-19 or similar events on employees or customers, impact on the economic environment or demand of our products and the cost and availability of debt and capital, estimates of capital expenditures, plans for future operations, products or services, financing needs, plans and strategies, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity and the availability of financial resources to meet our needs, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, our beliefs regarding our sustainable practices, our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box ® program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our capital resources and the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255

10.1	Credit Agreement, dated as of May 22, 2020 by and among AMERCO, as the Borrower, PNC Bank, N.A., as Agent for all Lenders, and the financial institutions party thereto, as Lenders.	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 27, 2020, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date: August 5, 2020	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: August 5, 2020	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2020	/s/ Maria L. Bell
Maria L. Bell
(Chief Accounting Officer)