Form 10-Q
period 2020-09-30
AMERCO /NV/
filed 2020-11-04
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

or

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 2, 2020.

Part i Financial information

Item 1. Financial Statements

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED balance sheets

	September 30,	March 31,
	2020	2020
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,215,568	$494,352
Reinsurance recoverables and trade receivables, net	213,397	186,672
Inventories and parts, net	100,595	101,083
Prepaid expenses	447,073	562,904
Investments, fixed maturities and marketable equities	2,495,342	2,492,738
Investments, other	425,527	360,373
Deferred policy acquisition costs, net	93,407	103,118
Other assets	71,314	71,956
Right of use assets - financing, net	970,361	1,080,353
Right of use assets - operating	101,946	106,631
Related party assets	32,397	34,784
	6,166,927	5,594,964
Property, plant and equipment, at cost:
Land	1,052,205	1,032,945
Buildings and improvements	4,863,590	4,663,461
Furniture and equipment	767,290	752,363
Rental trailers and other rental equipment	531,465	511,520
Rental trucks	3,644,674	3,595,933
	10,859,224	10,556,222
Less: Accumulated depreciation	(2,902,673)	(2,713,162)
Total property, plant and equipment, net	7,956,551	7,843,060
Total assets	$14,123,478	$13,438,024
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$630,666	$554,353
Notes, loans and finance/capital leases payable, net	4,701,225	4,621,291
Operating lease liability	101,976	106,443
Policy benefits and losses, claims and loss expenses payable	1,015,189	997,647
Liabilities from investment contracts	1,838,280	1,802,217
Other policyholders' funds and liabilities	5,426	10,190
Deferred income	41,715	31,620
Deferred income taxes, net	1,183,370	1,093,543
Total liabilities	9,517,847	9,217,304

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of September 30 and March 31, 2020	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2020	-	-
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $ 0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2020	-	-
Common stock, with $ 0.25 par value, 250,000,000 shares authorized:
Common stock of $ 0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of September 30 and March 31, 2020	10,497	10,497
Additional paid-in capital	453,819	453,819
Accumulated other comprehensive income	78,156	34,652
Retained earnings	4,740,809	4,399,402
Cost of common stock in treasury, net ( 22,377,912 shares as of September 30 and March 31, 2020)	(525,653)	(525,653)
Cost of preferred stock in treasury, net ( 6,100,000 shares as of September 30 and March 31, 2020)	(151,997)	(151,997)
Unearned employee stock ownership plan stock	-	-
Total stockholders' equity	4,605,631	4,220,720
Total liabilities and stockholders' equity	$14,123,478	$13,438,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$931,030	$804,325
Self-storage revenues	115,273	104,965
Self-moving and self-storage products and service sales	98,628	73,121
Property management fees	7,840	7,233
Life insurance premiums	31,057	32,355
Property and casualty insurance premiums	15,869	18,365
Net investment and interest income	33,333	33,098
Other revenue	91,878	76,752
Total revenues	1,324,908	1,150,214

Costs and expenses:
Operating expenses	574,083	565,413
Commission expenses	99,365	86,099
Cost of sales	60,933	43,930
Benefits and losses	45,452	45,825
Amortization of deferred policy acquisition costs	5,552	6,515
Lease expense	6,870	6,356
Depreciation, net of gains on disposal of ($28,062 and $17,999, respectively)	137,438	151,553
Net (gains) losses on disposal of real estate	3,425	(217)
Total costs and expenses	933,118	905,474

Earnings from operations	391,790	244,740
Other components of net periodic benefit costs	(246)	(264)
Interest expense	(40,525)	(39,122)
Pretax earnings	351,019	205,354
Income tax expense	(84,654)	(49,028)
Earnings available to common stockholders	$266,365	$156,326
Basic and diluted earnings per common stock	$13.58	$7.97
Weighted average common stock outstanding: Basic and diluted	19,607,788	19,602,566

Related party revenues for the second quarter of fiscal 2021 and 2020, net of eliminations, were $7.8 million and $7.2 million, respectively.

Related party costs and expenses for the second quarter of fiscal 2021 and 2020, net of eliminations, were $21.2 million and $19.3 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Six Months Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,585,315	$1,552,921
Self-storage revenues	224,228	203,239
Self-moving and self-storage products and service sales	189,978	153,147
Property management fees	15,187	14,389
Life insurance premiums	61,965	65,065
Property and casualty insurance premiums	29,603	31,789
Net investment and interest income	50,315	68,847
Other revenue	155,554	140,066
Total revenues	2,312,145	2,229,463

Costs and expenses:
Operating expenses	1,066,745	1,099,885
Commission expenses	168,540	166,998
Cost of sales	113,764	92,859
Benefits and losses	85,029	94,831
Amortization of deferred policy acquisition costs	12,440	12,579
Lease expense	13,473	13,392
Depreciation, net of gains on disposal of ($29,131 and $34,677 respectively)	303,109	292,153
Net (gains) losses on disposal of real estate	3,169	(1,839)
Total costs and expenses	1,766,269	1,770,858

Earnings from operations	545,876	458,605
Other components of net periodic benefit costs	(493)	(527)
Interest expense	(80,046)	(78,010)
Pretax earnings	465,337	380,068
Income tax expense	(111,246)	(91,320)
Earnings available to common stockholders	$354,091	$288,748
Basic and diluted earnings per common stock	$18.06	$14.73
Weighted average common stock outstanding: Basic and diluted	19,607,788	19,600,211

Related party revenues for the first six months of fiscal 2021 and 2020, net of eliminations, were $15.2 million and $14.4 million, respectively.

Related party costs and expenses for the first six months of fiscal 2021 and 2020, net of eliminations, were $37.2 million and $37.1 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended September 30, 2020	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$351,019	$(84,654)	$266,365
Other comprehensive income (loss):
Foreign currency translation	290	-	290
Unrealized net gain on investments	115,186	(24,347)	90,839
Change in fair value of cash flow hedges	46	(11)	35
Amounts reclassified into earnings on hedging activities	961	(237)	724
Total other comprehensive income (loss)	116,483	(24,595)	91,888

Total comprehensive income	$467,502	$(109,249)	$358,253

Quarter Ended September 30, 2019	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$205,354	$(49,028)	$156,326
Other comprehensive income (loss):
Foreign currency translation	629	-	629
Unrealized net gain on investments	52,651	(11,346)	41,305
Change in fair value of cash flow hedges	(840)	207	(633)
Amounts reclassified into earnings on hedging activities	(366)	89	(277)
Total other comprehensive income (loss)	52,074	(11,050)	41,024

Total comprehensive income	$257,428	$(60,078)	$197,350

Six Months Ended September 30, 2020	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$465,337	$(111,246)	$354,091
Other comprehensive income (loss):
Foreign currency translation	(2,627)	-	(2,627)
Unrealized net gain on investments	56,224	(10,884)	45,340
Change in fair value of cash flow hedges	(659)	162	(497)
Amounts reclassified into earnings on hedging activities	1,708	(420)	1,288
Total other comprehensive income (loss)	54,646	(11,142)	43,504

Total comprehensive income	$519,983	$(122,388)	$397,595

Six Months Ended September 30, 2019	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$380,068	$(91,320)	$288,748
Other comprehensive income (loss):
Foreign currency translation	3,611	-	3,611
Unrealized net gain on investments	104,478	(22,385)	82,093
Change in fair value of cash flow hedges	(2,034)	500	(1,534)
Amounts reclassified into earnings on hedging activities	(425)	104	(321)
Total other comprehensive income (loss)	105,630	(21,781)	83,849

Total comprehensive income	$485,698	$(113,101)	$372,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders' equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of June 30, 2020	$10,497	$453,819	$(13,732)	$4,484,248	$(525,653)	$(151,997)	$-	$4,257,182
Increase in market value of released ESOP shares	-	-	-	-	-	-	-	-
Release of unearned ESOP shares	-	-	-	-	-	-	-	-
Purchase of ESOP shares	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	290	-	-	-	-	290
Unrealized net gain on investments, net of tax	-	-	90,839	-	-	-	-	90,839
Change in fair value of cash flow hedges, net of tax	-	-	35	-	-	-	-	35
Amounts reclassified into earnings on hedging activities	-	-	724	-	-	-	-	724
Net earnings	-	-	-	266,365	-	-	-	266,365
Common stock dividends: ($0.50 per share for fiscal 2021)	-	-	-	(9,804)	-	-	-	(9,804)
Net activity	-	-	91,888	256,561	-	-	-	348,449
Balance as of September 30, 2020	$10,497	$453,819	$78,156	$4,740,809	$(525,653)	(151,997)	$-	$4,605,631

Balance as of June 30, 2019	$10,497	$453,535	$(23,873)	$4,109,384	$(525,653)	$(151,997)	$(2,870)	$3,869,023
Increase in market value of released ESOP shares	-	226	-	-	-	-	-	226
Release of unearned ESOP shares	-	-	-	-	-	-	1,347	1,347
Purchase of ESOP shares	-	-	-	-	-	-	(74)	(74)
Foreign currency translation	-	-	629	-	-	-	-	629
Unrealized net gain on investments, net of tax	-	-	41,305	-	-	-	-	41,305
Change in fair value of cash flow hedges, net of tax	-	-	(633)	-	-	-	-	(633)
Amounts reclassified into earnings on hedging activities	-	-	(277)	-	-	-	-	(277)
Net earnings	-	-	-	156,326	-	-	-	156,326
Common stock dividends: ($0.50 per share for fiscal 2020)	-	-	-	(9,804)	-	-	-	(9,804)
Net activity	-	226	41,024	146,522	-	-	1,273	189,045
Balance as of September 30, 2019	$10,497	$453,761	$17,151	$4,255,906	$(525,653)	$(151,997)	$(1,597)	$4,058,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders' equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2020	$10,497	$453,819	$34,652	$4,399,402	$(525,653)	$(151,997)	$-	$4,220,720
Adjustment for adoption of ASU 2016 - 13	-	-	-	(2,880)	-	-	-	(2,880)
Increase in market value of released ESOP shares	-	-	-	-	-	-	-	-
Release of unearned ESOP shares	-	-	-	-	-	-	-	-
Purchase of ESOP shares	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	(2,627)	-	-	-	-	(2,627)
Unrealized net gain on investments, net of tax	-	-	45,340	-	-	-	-	45,340
Change in fair value of cash flow hedges, net of tax	-	-	(497)	-	-	-	-	(497)
Amounts reclassified into earnings on hedging activities	-	-	1,288	-	-	-	-	1,288
Net earnings	-	-	-	354,091	-	-	-	354,091
Common stock dividends: ($0.50 per share for fiscal 2021)	-	-	-	(9,804)	-	-	-	(9,804)
Net activity	-	-	43,504	341,407	-	-	-	384,911
Balance as of September 30, 2020	$10,497	$453,819	$78,156	$4,740,809	$(525,653)	(151,997)	$-	$4,605,631

Balance as of March 31, 2019	$10,497	$453,326	$(66,698)	$3,976,962	$(525,653)	$(151,997)	$(4,048)	$3,692,389
Increase in market value of released ESOP shares	-	435	-	-	-	-	-	435
Release of unearned ESOP shares	-	-	-	-	-	-	2,656	2,656
Purchase of ESOP shares	-	-	-	-	-	-	(205)	(205)
Foreign currency translation	-	-	3,611	-	-	-	-	3,611
Unrealized net gain on investments, net of tax	-	-	82,093	-	-	-	-	82,093
Change in fair value of cash flow hedges, net of tax	-	-	(1,534)	-	-	-	-	(1,534)
Amounts reclassified into earnings on hedging activities	-	-	(321)	-	-	-	-	(321)
Net earnings	-	-	-	288,748	-	-	-	288,748
Common stock dividends: ($0.50 per share for fiscal 2020)	-	-	-	(9,804)	-	-	-	(9,804)
Net activity	-	435	83,849	278,944	-	-	2,451	365,679
Balance as of September 30, 2019	$10,497	$453,761	$17,151	$4,255,906	$(525,653)	$(151,997)	$(1,597)	$4,058,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of cash flows

	Six Months Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$354,091	$288,748
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	332,240	326,830
Amortization of deferred policy acquisition costs	12,440	12,579
Amortization of premiums and accretion of discounts related to investments, net	6,926	6,481
Amortization of debt issuance costs	2,755	2,100
Interest credited to policyholders	24,241	26,584
Change in allowance for losses on trade receivables	(140)	(113)
Change in allowance for inventories and parts reserves	106	537
Net gains on disposal of personal property	(29,131)	(34,677)
Net (gains) losses on disposal of real estate	3,169	(1,839)
Net gains on sales of investments	(1,288)	(7,595)
Net (gains) losses on equity investments	2,254	(2,553)
Deferred income taxes	80,198	83,708
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(28,288)	2,471
Inventories and parts	386	613
Prepaid expenses	116,064	(21,908)
Capitalization of deferred policy acquisition costs	(13,404)	(10,370)
Other assets	(553)	525
Related party assets	2,785	(5,019)
Accounts payable and accrued expenses	112,489	60,587
Policy benefits and losses, claims and loss expenses payable	16,575	10,709
Other policyholders' funds and liabilities	(4,764)	(4,136)
Deferred income	13,237	2,077
Related party liabilities	(46)	1,425
Net cash provided by operating activities	1,002,342	737,764

Cash flows from investing activities:
Escrow deposits	1,266	5,573
Purchases of:
Property, plant and equipment	(662,259)	(1,589,371)
Short term investments	(19,222)	(20,380)
Fixed maturities investments	(160,755)	(178,626)
Equity securities	(719)	(83)
Preferred stock	(13,111)	-
Real estate	(223)	(368)
Mortgage loans	(72,316)	(19,660)
Proceeds from sales and paydowns of:
Property, plant and equipment	314,335	401,451
Short term investments	23,180	17,282
Fixed maturities investments	226,656	127,683
Equity securities	72	-
Real estate	-	311
Mortgage loans	3,219	4,299
Net cash used by investing activities	(359,877)	(1,251,889)

Cash flows from financing activities:
Borrowings from credit facilities	585,723	658,745
Principal repayments on credit facilities	(386,779)	(143,634)
Payment of debt issuance costs	(3,477)	(2,301)
Finance/capital lease payments	(122,720)	(180,902)
Employee stock ownership plan stock	-	(206)
Common stock dividends paid	(9,804)	(19,600)
Net contribution from (to) related party	-	21,600
Investment contract deposits	114,288	105,846
Investment contract withdrawals	(102,466)	(78,177)
Net cash provided by financing activities	74,765	361,371

Effects of exchange rate on cash	3,986	4,284

Increase (decrease) in cash and cash equivalents	721,216	(148,470)
Cash and cash equivalents at the beginning of period	494,352	673,701
Cash and cash equivalents at the end of period	$1,215,568	$525,231

The accompanying notes are an integral part of these condensed consolidated financial statements amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a second fiscal quarter that ends on the 30 th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30 th of June for each year that is referenced. They have been consolidated on that basis. Our insurance companies' financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries' years 2020 and 2019 correspond to fiscal 2021 and 2020 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of September 30, 2020 and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders' equity for the second quarter and first six months of fiscal 2021 and 2020 and cash flows for the first six months of fiscal 2021 and 2020 are unaudited.

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

The Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) includes Repwest and its wholly owned subsidiaries and ARCOA Risk Retention Group (“ARCOA”). Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul ® through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove ® , Safetow ® , Safemove Plus ® , Safestor ® and Safestor Mobile ® protectio n packages to U-Haul customers. The business plan for Property and Casualty Insurance includes offering property and casualty insurance products in other U-Haul-related programs. ARCOA is a group captive insurer owned amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

  by us and our wholly owned subsidiaries whose purpose is to provide insurance products related to our moving and storage business.

The Life Insurance operating segment (“Life Insurance”) includes Oxford and its wholly owned subsidiaries. Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Summary of Significant Accounting Polices

Refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 for a summary of significant accounting policies. At the beginning of the first quarter of fiscal 2021, we adopted Accounting Standards Update 2016-13 , Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In addition, new disclosures are required. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases   We adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. We modified our policy on accounting for allowance for doubtful accounts on trade accounts receivable. We perform ongoing credit evaluations of our customers and assess each customer's credit worthiness. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to the opening balance of retained earnings of $2.9 million and did not have a material impact on our results of operations, financial condition or liquidity. Please see Note 16, Allowance for Credit Losses, of the Notes to Condensed Consolidated Financial Statements.

2. Earnings per Share

Our earnings per share is calculated by dividing our earnings available to common stockholders by the weighted average common shares outstanding, basic and diluted.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. As of September 30, 2020 and 2019, respectively, all of these shares were released.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 32.2 million and $ 30.8 million as of September 30, 2020 and March 31, 2020, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Available-for-Sale Investments

Available-for-sale investments as of September 30, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Allowance for Expected Credit Losses	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$92,389	$13,609	$-	$-	$-	$105,998
U.S. government agency mortgage-backed securities	110,514	2,808	(1)	-	-	113,321
Obligations of states and political subdivisions	257,153	26,803	(79)	-	-	283,877
Corporate securities	1,602,921	151,789	(912)	(5,140)	(4,258)	1,744,400
Mortgage-backed securities	198,829	11,333	(1)	(128)	-	210,033
Redeemable preferred stocks	1,493	37	-	-	-	1,530
	$2,263,299	$206,379	$(993)	$(5,268)	$(4,258)	$2,459,159

Available-for-sale investments at March 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$112,421	$7,959	$(1)	$-	$120,379
U.S. government agency mortgage-backed securities	88,449	759	(1)	(373)	88,834
Obligations of states and political subdivisions	287,643	20,664	(155)	-	308,152
Corporate securities	1,656,425	100,302	(919)	(812)	1,754,996
Mortgage-backed securities	187,784	6,011	(1)	(107)	193,687
Redeemable preferred stocks	1,493	72	-	-	1,565
	$2,334,215	$135,767	$(1,077)	$(1,292)	$2,467,613

We sold available-for-sale securities with a fair value of $ 224.3 million during the first six months of fiscal 2021. The gross realized gains on these sales totaled $ 3.1 million. The gross realized losses on these sales totaled $ 1.0 million.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during the first six months as of September 30, 2020.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	September 30, 2020		March 31, 2020
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$112,348	$110,836	$128,747	$129,420
Due after one year through five years	532,931	562,558	547,821	566,934
Due after five years through ten years	626,777	691,999	636,036	678,636
Due after ten years	790,921	882,203	832,334	897,371
	2,062,977	2,247,596	2,144,938	2,272,361

Mortgage-backed securities	198,829	210,033	187,784	193,687
Redeemable preferred stocks	1,493	1,530	1,493	1,565
	$2,263,299	$2,459,159	$2,334,215	$2,467,613

As of September 30, 2020 and March 31, 2020, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

	September 30, 2020		March 31, 2020
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)

Common stocks	$9,775	$17,927	$9,775	$20,015
Non-redeemable preferred stocks	18,187	18,256	5,076	5,110
	$27,962	$36,183	$14,851	$25,125

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

4. Borrowings

Long Term Debt

Long term debt was as follows:

							September 30,	March 31,
	2020 Rates (a)			Maturities			2020	2020
							(Unaudited)
							(In thousands)
Real estate loan (amortizing term)			1.66%			2023	$87,913	$92,913
Senior mortgages	3.11%	-	6.62%	2021	-	2038	2,098,659	2,029,878
Real estate loans (revolving credit)	1.56%	-	3.25%	2022	-	2025	535,000	519,000
Fleet loans (amortizing term)	2.04%	-	4.66%	2020	-	2027	184,861	224,089
Fleet loans (revolving credit)	1.31%	-	2.36%	2022	-	2024	510,000	567,000
Finance/capital leases (rental equipment)	1.92%	-	5.04%	2020	-	2026	612,150	734,870
Finance liability (rental equipment)	1.60%	-	4.22%	2020	-	2028	528,702	398,834
Other obligations	2.50%	-	8.00%	2020	-	2049	174,483	84,484
Notes, loans and finance/capital leases payable							4,731,768	4,651,068
Less: Debt issuance costs							(30,543)	(29,777)
Total notes, loans and finance/capital leases payable, net							$4,701,225	$4,621,291

(a) Interest rates as of September 30, 2020, including the effect of applicable hedging instruments.

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

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of September 30, 2020, the applicable LIBOR was 0.16 % and the applicable margin was 1.50%, the sum of which was 1.66%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 3.11 % and 6.62%. The weighted average interest rate of these loans as of September 30, 2020 was 4.32%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $ 385.0 million. As of September 30, 2020, the outstanding balance of these loans in the aggregate was $ 385.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The final maturity of the loans is between June 2022 and March 2025 . The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of September 30, 2020, the applicable LIBOR was 0.16 % and the margin was between 1.25 % and 1.50%, the sum of which was between 1.41 % and 1.66%. Certain loans have interest rate swaps fixing the rate between 3.03 % and 3.14 % based on current margins. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $ 200.0 million, which can be increased to $ 300.0 million by bringing in other lenders. As of September 30, 2020, the outstanding balance was $ 150.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. The final maturity of this loan is April 2023 . This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of September 30, 2020, the applicable LIBOR was 1.00 % and the margin was 2.25%, the sum of which was 3.25%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30 % fee charged for unused capacity.

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

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 590.0 million. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margin, $ 100.0 million of this debt amount is fixed at a rate of 2.36%. As of September 30, 2020, the applicable LIBOR was 0.16%, and the margin was 1.15%, the sum of which was 1.31%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly.

Finance/Capital Leases

The Finance/Capital Lease balance represents our sale-leaseback transactions of rental equipment that were entered into and classified as capital leases prior to the adoption of ASC 842. The historical capital lease balance was reclassified to Right-of-Use (“ROU”) assets-finance, net. The agreements are generally seven (7) year terms with interest rates ranging from 1.92 % to 5.04%.   All of our finance leases are collateralized by our rental fleet. There were no new financing leases, as assessed under the new leasing guidance, entered into during the six months ended September 30, 2020.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions that have historically been accounted for as capital leases prior to the adoption of Accounting Standards Codification (“ASC”) 842, which substantially changed the accounting for sale-leasebacks going forward. In accordance with the new leasing guidance, we assess if sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.   We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, we expect future sale-leasebacks to be accounted for as a financial liability and the leased assets will be capitalized at cost.     Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.60 % to 4.22%. These finance liabilities are collateralized by our rental fleet.

Other Obligations

In May 2020, AMERCO, entered into a $ 200.0 million secured credit facility with PNC Bank, as agent and lead arranger of a syndicate of lenders.   The interest rate, per the provision of the loan agreement, is the applicable LIBOR plus the applicable margin.   As of September 30, 2020, the applicable LIBOR was 0.50 % and the margin was 2.00%, the sum of which was 2.50%. The LIBOR has a floor of 0.50%. As of September 30, 2020, the balance of this note was $ 90.7 million. The final maturity of this loan is May 2021. This loan was paid off in October 2020.

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

As of September 30, 2020, the aggregate outstanding principal balance of the U-Notes ® issued was $ 86.4 million, of which $ 2.6 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.5 % and 8.00 % and maturity dates range between 2020 and 2049 .

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of June 30, 2020, the deposits had an aggregate balance of $ 70.0 million, for which Oxford pays fixed interest rates between 0.00 % and 2.95 % with maturities between September 28, 2020 and March 29, 2025. As of March 31, 2020, available-for-sale investments held with the FHLB totaled $ 181.4 million, of which $ 77.7 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance/Capital Leases Payable

The annual maturities of our notes, loans and finance/capital leases payable, as of September 30, 2020 for the next five years and thereafter are as follows:

	Year Ended September 30,
	2021	2022	2023	2024	2025	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and finance/capital leases payable, secured	$575,971	$840,903	$703,945	$780,395	$264,733	$1,565,821

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
Interest expense	$41,600	$44,743
Capitalized interest	(3,494)	(6,669)
Amortization of transaction costs	1,458	1,047
Interest expense resulting from cash flow hedges	961	1
Total interest expense	$40,525	$39,122

	Six Months Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
Interest expense	$83,511	$88,074
Capitalized interest	(7,928)	(12,168)
Amortization of transaction costs	2,755	2,100
Interest expense resulting from cash flow hedges	1,708	4
Total interest expense	$80,046	$78,010

Interest paid in cash, including payments related to derivative contracts, amounted to $ 39.1 million and $ 45.4 million for the second quarter of fiscal 2021 and 2020, respectively, and $ 78.5 million and $ 85.9 million for the first six months of fiscal 2021 and 2020, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.67%	3.50%
Interest rate at the end of the quarter	1.67%	3.36%
Maximum amount outstanding during the quarter	$1,105,000	$1,015,000
Average amount outstanding during the quarter	$1,059,130	$1,004,348
Facility fees	$90	$45

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

	Revolving Credit Activity
	Six Months Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	1.67%	3.61%
Interest rate at the end of the period	1.67%	3.36%
Maximum amount outstanding during the period	$1,175,000	$1,015,000
Average amount outstanding during the period	$1,109,978	$985,954
Facility fees	$94	$107

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the balance sheet were as follows:

	Derivatives Fair Values as of
	September 30, 2020	March 31, 2020
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments:
Assets	$-	$-
Liabilities	$7,165	$8,214
Notional amount	$235,000	$235,000

	The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

	September 30, 2020	September 30, 2019
	(Unaudited)
	(In thousands)
(Gain) loss recognized in AOCI on interest rate contracts	$(1,007)	$1,206
(Gain) loss reclassified from AOCI into income	$(961)	$366

Gains or losses recognized in income on derivatives are recorded as interest expense in the condensed consolidated statements of operations. During the first six months of fiscal 2021, we recognized a decrease in the fair value of our cash flow hedges of $ 0.5 million, net of taxes. During the first six months of fiscal 2021 we reclassified $1.7 million from AOCI to interest expense. As of September 30, 2020, we expect to reclassify $ 3.8 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

6. Accumulated Other Comprehensive Income (Loss)

A summary of accumulated other comprehensive income (loss) components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance at March 31, 2020	$(47,235)	$90,684	$(6,196)	$(2,601)	$34,652
Foreign currency translation	(2,627)	-	-	-	(2,627)
Unrealized net gain on investments	-	45,340	-	-	45,340
Change in fair value of cash flow hedges	-	-	(497)	-	(497)
Amounts reclassified into earnings on hedging activities	-	-	1,288	-	1,288
Other comprehensive income (loss)	(2,627)	45,340	791	-	43,504
Balance at September 30, 2020	$(49,862)	$136,024	$(5,405)	$(2,601)	$78,156

7. Stockholders' Equity

The dividends declared or paid during the first six months of fiscal 2021 were as follows:

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

August 20, 2020	$0.50	September 7, 2020	September 21, 2020

On June 8, 2016, our stockholders' approved the 2016 AMERCO Stock Option Plan (Shelf Stock Option Plan). As of September 30, 2020, no awards had been issued under this plan.

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

Lessee

We determine if an arrangement is a lease at inception. Operating leases, which are comprised primarily of storage rental locations, are included in “ROU“ assets - operating and operating lease liability in our condensed consolidated balance sheets dated September 30, 2020 and March 31, 2020. Finance leases, which are comprised primarily of rental equipment leases, are included in ROU assets - financing, net, and notes, loans and finance/capital leases payable, net in our balance sheets dated September 30, 2020 and March 31, 2020.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected remaining lease term. We use our incremental borrowing rate based on information available at commencement date including the rate for a fully collateralized loan that can either be fully amortized or financed with a residual at the end of the lease term, for a borrower with similar credit quality in order to determine the present value of lease payments. Our lease terms may include options to extend or terminate the lease, which are included in the calculation of ROU assets when it is reasonably certain that we will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The following table shows the components of our ROU assets:

	As of September 30, 2020
	Finance	Operating	Total
	(Unaudited)
	(In thousands)

Buildings and improvements	$-	$131,218	$131,218
Furniture and equipment	20,965	-	20,965
Rental trailers and other rental equipment	115,875	-	115,875
Rental trucks	1,637,456	-	1,637,456
Right-of-use assets, gross	1,774,296	131,218	1,905,514
Less: Accumulated depreciation	(803,935)	(29,272)	(833,207)
Right-of-use assets, net	$970,361	$101,946	$1,072,307

	Finance	Operating
	(Unaudited)
Weighted average remaining lease term (years)	4	14
Weighted average discount rate	3.5%	4.6%

For the first six months ended September 30, 2020, cash paid for leases included in our operating and financing cash flow activities were $ 7.4 million and $ 122.7 million, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

The components of lease costs were as follows:

Six Months Ended
September 30, 2020
(Unaudited)
(In thousands)

Operating lease costs	$14,540

Finance lease cost:
Amortization of right-of-use assets	$79,259
Interest on lease liabilities	12,082
Total finance lease cost	$91,341

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending September 30,	(In thousands)

2021	$183,067	$24,731
2022	143,263	22,413
2023	121,509	21,605
2024	82,967	17,181
2025	60,569	5,717
Thereafter	20,775	64,484
Total lease payments	612,150	156,131
Less: imputed interest	-	(54,155)
Present value of lease liabilities	$612,150	$101,976

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

During the first six months of fiscal 2021, the Company has been impacted by the spread of COVID-19. The extent to which COVID-19 impacts the Company's business, operations and financial results will continue to evolve in ways that the Company is not fully able to predict at this time.   We have experienced customer initiated changes in behavior, actions   by government entities, concerns from our workforce, and reactions from the capital markets.

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

Other

We are named as a defendant in various litigation and claims arising out of the normal course of business. In management's opinion, none of these other matters will have a material effect on our financial position and results of operations.

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

Related Party Revenue

	Quarter Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$6,644	$6,318
U-Haul management fee revenue from Mercury	1,196	915
	$7,840	$7,233

	Six Months Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$12,792	$12,567
U-Haul management fee revenue from Mercury	2,395	1,822
	$15,187	$14,389

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4 % and 10 % of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $ 17.5 million and $ 16.3 million from the above-mentioned entities during the first six months of fiscal 2021 and 2020, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.   Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

Related Party Costs and Expenses

	Quarter Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$658	$658
U-Haul commission expenses to Blackwater	20,533	18,617
	$21,191	$19,275

	Six Months Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,315	$1,316
U-Haul commission expenses to Blackwater	35,865	35,819
	$37,180	$37,135

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

As of September 30, 2020, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 12.8 million, expenses of $ 1.3 million and cash flows of $ 11.3 million during the first six months of fiscal 2021. Revenues and commission expenses related to the Dealer Agreements were $ 167.8 million and $ 35.9 million, respectively, during the first six months of fiscal 2021.

In June 2020, we purchased an airplane from SAC Holdings for $0.4 million.

Management determined that we do not have a variable interest pursuant to the variable interest entity (“VIE”) model under ASC 810 - Consolidation (“ASC 810”) in the holding entities of Blackwater based upon management agreements which are with the individual operating entities; therefore, we are precluded from consolidating these entities.

Related Party Assets

	September 30,	March 31,
	2020	2020
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$28,246	$25,293
U-Haul receivable from Mercury	4,838	9,893
Other (a)	(687)	(402)
	$32,397	$34,784

(a)       Timing differences for intercompany balances with insurance subsidiaries resulting from the three-month difference in reporting periods.

11. Consolidating Financial Information by Industry Segment:

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

Consolidating balance sheets by industry segment as of September 30, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$1,163,253	$3,483	$48,832	$-		$1,215,568
Reinsurance recoverables and trade receivables, net	78,982	91,371	43,044	-		213,397
Inventories and parts, net	100,595	-	-	-		100,595
Prepaid expenses	447,073	-	-	-		447,073
Investments, fixed maturities and marketable equities	-	285,987	2,209,355	-		2,495,342
Investments, other	20,988	99,542	304,997	-		425,527
Deferred policy acquisition costs, net	-	-	93,407	-		93,407
Other assets	68,169	816	2,329	-		71,314
Right of use assets - financing, net	970,361	-	-	-		970,361
Right of use assets - operating	101,482	262	202	-		101,946
Related party assets	39,481	6,281	14,213	(27,578)	(c)	32,397
	2,990,384	487,742	2,716,379	(27,578)		6,166,927

Investment in subsidiaries	705,467	-	-	(705,467)	(b)	-

Property, plant and equipment, at cost:
Land	1,052,205	-	-	-		1,052,205
Buildings and improvements	4,863,590	-	-	-		4,863,590
Furniture and equipment	767,290	-	-	-		767,290
Rental trailers and other rental equipment	531,465	-	-	-		531,465
Rental trucks	3,644,674	-	-	-		3,644,674
	10,859,224	-	-	-		10,859,224
Less: Accumulated depreciation	(2,902,673)	-	-	-		(2,902,673)
Total property, plant and equipment, net	7,956,551	-	-	-		7,956,551
Total assets	$11,652,402	$487,742	$2,716,379	$(733,045)		$14,123,478

(a) Balances as of June 30, 2020
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating balance sheets by industry segment as of September 30, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$622,424	$2,890	$5,352	$-		$630,666
Notes, loans and finance/capital leases payable, net	4,689,896	-	11,329	-		4,701,225
Operating lease liability	101,493	271	212	-		101,976
Policy benefits and losses, claims and loss expenses payable	425,376	204,592	385,221	-		1,015,189
Liabilities from investment contracts	-	-	1,838,280	-		1,838,280
Other policyholders' funds and liabilities	-	658	4,768	-		5,426
Deferred income	41,715	-	-	-		41,715
Deferred income taxes, net	1,143,886	10,491	28,993	-		1,183,370
Related party liabilities	25,928	4,490	1,107	(31,525)	(c)	-
Total liabilities	7,050,718	223,392	2,275,262	(31,525)		9,517,847

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-
Series B preferred stock	-	-	-	-		-
Series A common stock	-	-	-	-		-
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	74,209	17,243	114,835	(128,131)	(b)	78,156
Retained earnings	4,740,599	152,686	297,511	(449,987)	(b)	4,740,809
Cost of common stock in treasury, net	(525,653)	-	-	-		(525,653)
Cost of preferred stock in treasury, net	(151,997)	-	-	-		(151,997)
Unearned employee stock ownership plan stock	-	-	-	-		-
Total stockholders' equity	4,601,684	264,350	441,117	(701,520)		4,605,631
Total liabilities and stockholders' equity	$11,652,402	$487,742	$2,716,379	$(733,045)		$14,123,478

(a) Balances as of June 30, 2020
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

Consolidating statement of operations by industry segment for the quarter ended September 30, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$931,814	$-	$-	$(784)	(c)	$931,030
Self-storage revenues	115,273	-	-	-		115,273
Self-moving and self-storage products and service sales	98,628	-	-	-		98,628
Property management fees	7,840	-	-	-		7,840
Life insurance premiums	-	-	31,057	-		31,057
Property and casualty insurance premiums	-	16,721	-	(852)	(c)	15,869
Net investment and interest income	595	5,952	27,651	(865)	(b)	33,333
Other revenue	91,168	-	852	(142)	(b)	91,878
Total revenues	1,245,318	22,673	59,560	(2,643)		1,324,908

Costs and expenses:
Operating expenses	562,798	8,166	4,893	(1,774)	(b,c)	574,083
Commission expenses	99,365	-	-	-		99,365
Cost of sales	60,933	-	-	-		60,933
Benefits and losses	-	2,438	43,014	-		45,452
Amortization of deferred policy acquisition costs	-	-	5,552	-		5,552
Lease expense	7,403	-	61	(594)	(b)	6,870
Depreciation, net of gains on disposal	137,438	-	-	-		137,438
Net losses on disposal of real estate	3,425	-	-	-		3,425
Total costs and expenses	871,362	10,604	53,520	(2,368)		933,118

Earnings from operations before equity in earnings of subsidiaries	373,956	12,069	6,040	(275)		391,790

Equity in earnings of subsidiaries	14,338	-	-	(14,338)	(d)	-

Earnings from operations	388,294	12,069	6,040	(14,613)		391,790
Other components of net periodic benefit costs	(246)	-	-	-		(246)
Interest expense	(40,800)	-	-	275	(b)	(40,525)
Pretax earnings	347,248	12,069	6,040	(14,338)		351,019
Income tax expense	(80,883)	(2,554)	(1,217)	-		(84,654)
Earnings available to common stockholders	$266,365	$9,515	$4,823	$(14,338)		$266,365

(a) Balances for the quarter ended June 30, 2020
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating statements of operations by industry for the quarter ended September 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$805,659	$-	$-	$(1,334)	(c)	$804,325
Self-storage revenues	104,965	-	-	-		104,965
Self-moving and self-storage products and service sales	73,121	-	-	-		73,121
Property management fees	7,233	-	-	-		7,233
Life insurance premiums	-	-	32,355	-		32,355
Property and casualty insurance premiums	-	19,216	-	(851)	(c)	18,365
Net investment and interest income	3,031	4,312	26,165	(410)	(b)	33,098
Other revenue	75,543	-	1,339	(130)	(b)	76,752
Total revenues	1,069,552	23,528	59,859	(2,725)		1,150,214

Costs and expenses:
Operating expenses	552,708	9,395	5,619	(2,309)	(b,c)	565,413
Commission expenses	86,099	-	-	-		86,099
Cost of sales	43,930	-	-	-		43,930
Benefits and losses	-	5,041	40,784	-		45,825
Amortization of deferred policy acquisition costs	-	-	6,515	-		6,515
Lease expense	6,492	-	-	(136)	(b)	6,356
Depreciation, net of gains on disposal	151,553	-	-	-		151,553
Net gains on disposal of real estate	(217)	-	-	-		(217)
Total costs and expenses	840,565	14,436	52,918	(2,445)		905,474

Earnings from operations before equity in earnings of subsidiaries	228,987	9,092	6,941	(280)		244,740

Equity in earnings of subsidiaries	12,914	-	-	(12,914)	(d)	-

Earnings from operations	241,901	9,092	6,941	(13,194)		244,740
Other components of net periodic benefit costs	(264)	-	-	-		(264)
Interest expense	(39,402)	-	-	280	(b)	(39,122)
Pretax earnings	202,235	9,092	6,941	(12,914)		205,354
Income tax expense	(45,909)	(1,864)	(1,255)	-		(49,028)
Earnings available to common stockholders	$156,326	$7,228	$5,686	$(12,914)		$156,326

(a) Balances for the quarter ended June 30, 2019
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating statements of operations by industry for the six months ended September 30, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,586,727	$-	$-	$(1,412)	(c)	$1,585,315
Self-storage revenues	224,228	-	-	-		224,228
Self-moving and self-storage products and service sales	189,978	-	-	-		189,978
Property management fees	15,187	-	-	-		15,187
Life insurance premiums	-	-	61,965	-		61,965
Property and casualty insurance premiums	-	31,228	-	(1,625)	(c)	29,603
Net investment and interest income	1,257	5,079	45,657	(1,678)	(b)	50,315
Other revenue	154,241	-	1,591	(278)	(b)	155,554
Total revenues	2,171,618	36,307	109,213	(4,993)		2,312,145

Costs and expenses:
Operating expenses	1,042,879	16,991	10,181	(3,306)	(b,c)	1,066,745
Commission expenses	168,540	-	-	-		168,540
Cost of sales	113,764	-	-	-		113,764
Benefits and losses	-	6,468	78,561	-		85,029
Amortization of deferred policy acquisition costs	-	-	12,440	-		12,440
Lease expense	14,540	1	71	(1,139)	(b)	13,473
Depreciation, net of gains on disposal	303,109	-	-	-		303,109
Net losses on disposal of real estate	3,169	-	-	-		3,169
Total costs and expenses	1,646,001	23,460	101,253	(4,445)		1,766,269

Earnings from operations before equity in earnings of subsidiaries	525,617	12,847	7,960	(548)		545,876

Equity in earnings of subsidiaries	16,733	-	-	(16,733)	(d)	-

Earnings from operations	542,350	12,847	7,960	(17,281)		545,876
Other components of net periodic benefit costs	(493)	-	-	-		(493)
Interest expense	(80,594)	-	-	548	(b)	(80,046)
Pretax earnings	461,263	12,847	7,960	(16,733)		465,337
Income tax expense	(107,172)	(2,716)	(1,358)	-		(111,246)
Earnings available to common stockholders	$354,091	$10,131	$6,602	$(16,733)		$354,091

(a) Balances for the six months ended June 30, 2020
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating statements of operations by industry for the six months ended September 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,554,795	$-	$-	$(1,874)	(c)	$1,552,921
Self-storage revenues	203,239	-	-	-		203,239
Self-moving and self-storage products and service sales	153,147	-	-	-		153,147
Property management fees	14,389	-	-	-		14,389
Life insurance premiums	-	-	65,065	-		65,065
Property and casualty insurance premiums	-	33,330	-	(1,541)	(c)	31,789
Net investment and interest income	6,298	10,503	52,866	(820)	(b)	68,847
Other revenue	138,082	-	2,249	(265)	(b)	140,066
Total revenues	2,069,950	43,833	120,180	(4,500)		2,229,463

Costs and expenses:
Operating expenses	1,075,232	17,476	10,847	(3,670)	(b,c)	1,099,885
Commission expenses	166,998	-	-	-		166,998
Cost of sales	92,859	-	-	-		92,859
Benefits and losses	-	8,799	86,032	-		94,831
Amortization of deferred policy acquisition costs	-	-	12,579	-		12,579
Lease expense	13,664	-	-	(272)	(b)	13,392
Depreciation, net of gains on disposal	292,153	-	-	-		292,153
Net gains on disposal of real estate	(1,839)	-	-	-		(1,839)
Total costs and expenses	1,639,067	26,275	109,458	(3,942)		1,770,858

Earnings from operations before equity in earnings of subsidiaries	430,883	17,558	10,722	(558)		458,605

Equity in earnings of subsidiaries	22,745	-	-	(22,745)	(d)	-

Earnings from operations	453,628	17,558	10,722	(23,303)		458,605
Other components of net periodic benefit costs	(527)	-	-	-		(527)
Interest expense	(78,568)	-	-	558	(b)	(78,010)
Pretax earnings	374,533	17,558	10,722	(22,745)		380,068
Income tax expense	(85,785)	(3,642)	(1,893)	-		(91,320)
Earnings available to common stockholders	$288,748	$13,916	$8,829	$(22,745)		$288,748

(a) Balances for the six months ended June 30, 2019
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$354,091	$10,131	$6,602	$(16,733)	$354,091
Earnings from consolidated entities	(16,733)	-	-	16,733	-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	332,240	-	-	-	332,240
Amortization of deferred policy acquisition costs	-	-	12,440	-	12,440
Amortization of premiums and accretion of discounts related to investments, net	-	786	6,140	-	6,926
Amortization of debt issuance costs	2,755	-	-	-	2,755
Interest credited to policyholders	-	-	24,241	-	24,241
Change in allowance for losses on trade receivables	(139)	-	(1)	-	(140)
Change in allowance for inventories and parts reserve	106	-	-	-	106
Net gains on disposal of personal property	(29,131)	-	-	-	(29,131)
Net losses on disposal of real estate	3,169	-	-	-	3,169
Net gains on sales of investments	-	(28)	(1,260)	-	(1,288)
Net losses on equity investments	-	2,254	-	-	2,254
Deferred income taxes	79,947	804	(553)	-	80,198
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(19,696)	1,848	(10,440)	-	(28,288)
Inventories and parts	386	-	-	-	386
Prepaid expenses	116,064	-	-	-	116,064
Capitalization of deferred policy acquisition costs	-	-	(13,404)	-	(13,404)
Other assets	(181)	10	(382)	-	(553)
Related party assets	1,918	867	-	-	2,785
Accounts payable and accrued expenses	114,195	(2,618)	912	-	112,489
Policy benefits and losses, claims and loss expenses payable	14,300	(5,748)	8,023	-	16,575
Other policyholders' funds and liabilities	-	(5,093)	329	-	(4,764)
Deferred income	10,245	-	2,992	-	13,237
Related party liabilities	1,652	(135)	(1,563)	-	(46)
Net cash provided by operating activities	965,188	3,078	34,076	-	1,002,342

Cash flows from investing activities:
Escrow deposits	1,266	-	-	-	1,266
Purchases of:
Property, plant and equipment	(662,259)	-	-	-	(662,259)
Short term investments	-	(19,204)	(18)	-	(19,222)
Fixed maturities investments	-	(3,505)	(157,250)	-	(160,755)
Equity securities	-	-	(719)	-	(719)
Preferred stock	-	-	(13,111)	-	(13,111)
Real estate	-	-	(223)	-	(223)
Mortgage loans	-	(14,145)	(58,171)	-	(72,316)
Proceeds from sales and paydowns of:
Property, plant and equipment	314,335	-	-	-	314,335
Short term investments	-	23,180	-	-	23,180
Fixed maturities investments	-	8,730	217,926	-	226,656
Equity securities	-	-	72	-	72
Real estate	-	-	-	-	-
Mortgage loans	-	555	2,664	-	3,219
Net cash used by investing activities	(346,658)	(4,389)	(8,830)	-	(359,877)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2020

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	576,123	-	9,600	-	585,723
Principal repayments on credit facilities	(377,062)	-	(9,717)	-	(386,779)
Payments of debt issuance costs	(3,477)	-	-	-	(3,477)
Finance/capital lease payments	(122,720)	-	-	-	(122,720)
Common stock dividend paid	(9,804)	-	-	-	(9,804)
Net contribution from (to) related party	18,599	-	(18,599)	-	-
Investment contract deposits	-	-	114,288	-	114,288
Investment contract withdrawals	-	-	(102,466)	-	(102,466)
Net cash provided by financing activities	81,659	-	(6,894)	-	74,765

Effects of exchange rate on cash	3,986	-	-	-	3,986

Increase (decrease) in cash and cash equivalents	704,175	(1,311)	18,352	-	721,216
Cash and cash equivalents at beginning of period	459,078	4,794	30,480	-	494,352
Cash and cash equivalents at end of period	$1,163,253	$3,483	$48,832	$-	$1,215,568
	(page 2 of 2)
(a) Balance for the period ended June 30, 2020

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$288,748	$13,916	$8,829	$(22,745)	$288,748
Earnings from consolidated entities	(22,745)	-	-	22,745	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	326,830	-	-	-	326,830
Amortization of deferred policy acquisition costs	-	-	12,579	-	12,579
Amortization of premiums and accretion of discounts related to investments, net	-	754	5,727	-	6,481
Amortization of debt issuance costs	2,100	-	-	-	2,100
Interest credited to policyholders	-	-	26,584	-	26,584
Change in allowance for losses on trade receivables	(113)	-	-	-	(113)
Change in allowance for inventories and parts reserve	537	-	-	-	537
Net gains on disposal of personal property	(34,677)	-	-	-	(34,677)
Net gains on disposal of real estate	(1,839)	-	-	-	(1,839)
Net gains on sales of investments	-	(127)	(7,468)	-	(7,595)
Net gains on equity investments	-	(2,553)	-	-	(2,553)
Deferred income taxes	87,544	(1,438)	(2,398)	-	83,708
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(987)	5,430	(1,972)	-	2,471
Inventories and parts	613	-	-	-	613
Prepaid expenses	(21,908)	-	-	-	(21,908)
Capitalization of deferred policy acquisition costs	-	-	(10,370)	-	(10,370)
Other assets	(1,205)	1,736	(6)	-	525
Related party assets	(2,628)	(2,391)	-	-	(5,019)
Accounts payable and accrued expenses	59,091	11	1,485	-	60,587
Policy benefits and losses, claims and loss expenses payable	17,272	(6,214)	(349)	-	10,709
Other policyholders' funds and liabilities	-	381	(4,517)	-	(4,136)
Deferred income	2,077	-	-	-	2,077
Related party liabilities	406	412	607	-	1,425
Net cash provided by operating activities	699,116	9,917	28,731	-	737,764

Cash flows from investing activities:
Escrow deposits	5,573	-	-	-	5,573
Purchases of:
Property, plant and equipment	(1,589,371)	-	-	-	(1,589,371)
Short term investments	-	(20,275)	(105)	-	(20,380)
Fixed maturities investments	-	(6,531)	(172,095)	-	(178,626)
Equity securities	-	-	(83)	-	(83)
Real estate	-	(328)	(40)	-	(368)
Mortgage loans	-	(6,250)	(13,410)	-	(19,660)
Proceeds from sales and paydowns of:
Property, plant and equipment	401,451	-	-	-	401,451
Short term investments	-	17,282	-	-	17,282
Fixed maturities investments	-	10,308	117,375	-	127,683
Real estate	311	-	-	-	311
Mortgage loans	-	1,696	2,603	-	4,299
Net cash used by investing activities	(1,182,036)	(4,098)	(65,755)	-	(1,251,889)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2019

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	656,245	-	2,500	-	658,745
Principal repayments on credit facilities	(141,134)	-	(2,500)	-	(143,634)
Payment of debt issuance costs	(2,301)	-	-	-	(2,301)
Finance/capital lease payments	(180,902)	-	-	-	(180,902)
Employee stock ownership plan stock	(206)	-	-	-	(206)
Common stock dividend paid	(19,600)	-	-	-	(19,600)
Net contribution from (to) related party	21,600	-	-	-	21,600
Investment contract deposits	-	-	105,846	-	105,846
Investment contract withdrawals	-	-	(78,177)	-	(78,177)
Net cash provided (used) by financing activities	333,702	-	27,669	-	361,371

Effects of exchange rate on cash	4,284	-	-	-	4,284

Increase (decrease) in cash and cash equivalents	(144,934)	5,819	(9,355)	-	(148,470)
Cash and cash equivalents at beginning of period	643,918	5,757	24,026	-	673,701
Cash and cash equivalents at end of period	$498,984	$11,576	$14,671	$-	$525,231
	(page 2 of 2)
(a) Balance for the period ended June 30, 2019

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended September 30, 2020
Total revenues	$1,261,235	$63,673	$1,324,908
Depreciation and amortization, net of (gains) losses on disposal	144,222	2,193	146,415
Interest expense	39,983	542	40,525
Pretax earnings	340,200	10,819	351,019
Income tax expense	81,624	3,030	84,654
Identifiable assets	13,693,016	430,462	14,123,478

Quarter Ended September 30, 2019
Total revenues	$1,092,762	$57,452	$1,150,214
Depreciation and amortization, net of (gains) losses on disposal	154,968	2,883	157,851
Interest expense	38,261	861	39,122
Pretax earnings	200,112	5,242	205,354
Income tax expense	47,534	1,494	49,028
Identifiable assets	12,441,917	414,285	12,856,202

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months Ended September 30, 2020
Total revenues	$2,204,038	$108,107	$2,312,145
Depreciation and amortization, net of (gains) losses on disposal	312,748	5,970	318,718
Interest expense	78,637	1,409	80,046
Pretax earnings	452,149	13,188	465,337
Income tax expense	107,407	3,839	111,246
Identifiable assets	13,693,016	430,462	14,123,478

Six Months Ended September 30, 2019
Total revenues	$2,121,336	$108,127	$2,229,463
Depreciation and amortization, net of (gains) losses on disposal	296,866	6,027	302,893
Interest expense	76,481	1,529	78,010
Pretax earnings	370,959	9,109	380,068
Income tax expense	88,648	2,672	91,320
Identifiable assets	12,441,917	414,285	12,856,202

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$316	$292
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	229	241
Other components	17	23
Total other components of net periodic benefit costs	246	264
Net periodic postretirement benefit cost	$562	$556

	Six Months Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$633	$584
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	459	482
Other components	34	45
Total other components of net periodic benefit costs	493	527
Net periodic postretirement benefit cost	$1,126	$1,111

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
As of September 30, 2020	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$213,397	$-	$-	$213,397	$213,397
Mortgage loans, net	331,772	-	-	331,772	331,772
Other investments	93,755	-	-	93,755	93,755
Total	$638,924	$-	$-	$638,924	$638,924

Liabilities
Notes, loans and finance/capital leases payable	4,731,768	-	4,731,768	-	4,462,111
Total	$4,731,768	$-	$4,731,768	$-	$4,462,111

	Fair Value Hierarchy
	Carrying				Total Estimated
As of March 31, 2020	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$186,672	$-	$-	$186,672	$186,672
Mortgage loans, net	262,688	-	-	262,688	262,688
Other investments	97,685	-	-	97,685	97,685
Total	$547,045	$-	$-	$547,045	$547,045

Liabilities
Notes, loans and finance/capital leases payable	4,651,068	-	4,651,068	-	4,342,308
Total	$4,651,068	$-	$4,651,068	$-	$4,342,308

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of September 30, 2020 and March 31, 2020 that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of September 30, 2020	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$1,003,057	$1,002,755	$302	$-
Fixed maturities - available for sale	2,457,629	7,651	2,449,818	160
Preferred stock	19,786	19,786	-	-
Common stock	17,927	17,927	-	-
Derivatives	5,666	5,666	-	-
Total	$3,504,065	$1,053,785	$2,450,120	$160

Liabilities
Derivatives	7,165	-	7,165	-
Total	$7,165	$-	$7,165	$-

As of March 31, 2020	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$369,279	$368,968	$311	$-
Fixed maturities - available for sale	2,466,048	7,156	2,458,731	161
Preferred stock	6,675	6,675	-	-
Common stock	20,015	20,015	-	-
Derivatives	5,944	5,944	-	-
Total	$2,867,961	$408,758	$2,459,042	$161

Liabilities
Derivatives	8,214	-	8,214	-
Total	$8,214	$-	$8,214	$-

The fair value measurements for our assets using significant unobservable inputs (Level 3) were $0.2 million for both September 30, 2020 and March 31, 2020.

15. Revenue Recognition

Revenue Recognized in Accordance with Topic 606

ASC Topic 606, Revenue from Contracts with Customers (Topic 606) , outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of September 30, 2020 and March 31, 2020.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct in accordance with paragraph 606-10-25-19. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity's ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance for the Management Fee component of the compensation received in exchange for the service. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. Historically, these fees have been recognized once fully determinable. Under Topic 606, we measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the second quarter of fiscal 2021 did not have a material effect on our financial statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ended March 31,
	2021	2022	2023	2024	2025	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$4,477	$-	$-	$-	$-	$-
Property lease revenues	19,871	13,565	10,465	7,497	5,835	57,082
Total	$24,348	$13,565	$10,465	$7,497	$5,835	$57,082

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

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$69,346	$48,986
Revenues recognized at a point in time:	114,854	86,265
Total revenues recognized under ASC 606	184,200	135,251

Revenues recognized under ASC 842 or 840	1,060,950	929,790
Revenues recognized under ASC 944	46,425	52,075
Revenues recognized under ASC 320	33,333	33,098
Total revenues	$1,324,908	$1,150,214

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

	Six Months Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$114,284	$88,065
Revenues recognized at a point in time:	219,702	177,436
Total revenues recognized under ASC 606	333,986	265,501

Revenues recognized under ASC 842 or 840	1,835,644	1,794,994
Revenues recognized under ASC 944	92,200	100,121
Revenues recognized under ASC 320	50,315	68,847
Total revenues	$2,312,145	$2,229,463

In the above tables, the revenues recognized over time include property management fees, the shipping fees associated with U-Box rentals and a portion of other revenues.   Revenues recognized at a point in time include self-moving equipment rentals, self-moving and self-storage products and service sales and a portion of other revenues .

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

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). However, management has determined that the current and reasonable and supportable forecasted economic conditions have declined as compared with the economic conditions included in the historical information partially as a result of COVID-19 during the first quarter of fiscal 2021. To adjust the historical loss rates to reflect the effects of these differences in current conditions and forecasted changes, management estimated the loss rate at approximately 5%. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses at September 30, 2020 was $ 2.3 million.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during the quarter ended September 30, 2020.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $ 25.8 million as of January 1, 2020 and are excluded from the estimate of credit losses.

Mortgage loans, net

The portfolio of mortgage loans are principally collateralized by self-storage facilities and commercial properties. Mortgage loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at amortized cost.   Modeling for our mortgage loans is based on inputs most highly correlated to defaults, including loan-to-value, occupancy, and payment history.   Historical credit loss experience provides additional support for the estimation of expected credit losses. In assessing the credit losses, the portfolio is reviewed on a collective basis, using loan-specific cash flows to determine the fair value of the collateral in the event of default.   Adjustments to this analysis are made to assess loans with a loan-to-value of 65% or greater.   Loans that fall under the >65% LTV are evaluated on an individual basis and loan specific risk characteristics such as occupancy levels, expense, income growth and other relevant available information from internal and external sources relating to post events, current conditions, and reasonable and supportable forecasts .

When management determines that foreclosure is probable, an allowance for expected credit losses based on the fair value of the collateral is recorded.

Reinsurance recoverable

Reinsurance recoverable on paid and unpaid benefits was less than 1 % of the total assets at January 1, 2020 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Premium receivable

Premiums receivable   were $ 3.0 million at January 1, 2020 in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder doesn't pay premiums.

The following details the changes in the Company's reserve allowance for credit losses for trade receivables, fixed maturities and investments, other for the first six months of fiscal 2021:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2020	$2,680	$503	$501	$3,684
Transition adjustment current expected credit losses	(411)	3,755	10	3,354
Write-offs against allowance	-	-	-	-
Recoveries	-	-	-	-
Balance as of September 30, 2020	$2,269	$4,258	$511	$7,038

17. Subsequent Events

Financial Strength Rating

In September 2020, A.M. Best upgraded the financial strength rating (“FSR”) for Repwest Insurance Company to A from A-.   The FSR outlook remains stable.   In addition, A.M. Best upgraded the long-term issuer credit rating (“LTICR”) to a from a-.   The LTICR outlook has been revised to stable from positive.

18.   Accounting Pronouncements

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

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This standard provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the impact of this standard on our consolidated financial statements.

In October 2020, FASB issued ASU 2020-08, Clarifying Guidance on Amortization of the Excess of the Cost Basis of Certain Callable Debt Securities Over the Amount Repayable . This standard requires that, for each reporting period, callable debt securities be reevaluated to determine if they remain subject to the guidance, which will depend on the amortized cost basis of the security and the terms of the next call option. The guidance is effective for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2021, compared with the second quarter and first six months of fiscal 2020, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2021.

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

AMERCO, a Nevada corporation, has a second fiscal quarter that ends on the 30 th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Our insurance companies' financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries' years 2020 and 2019 correspond to fiscal 2021 and 2020 for AMERCO.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2020 compared with the Quarter Ended September 30, 2019

Listed below, on a consolidated basis, are revenues for our major product lines for the second quarter of fiscal 2021 and the second quarter of fiscal 2020:

	Quarter Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$931,030	$804,325
Self-storage revenues	115,273	104,965
Self-moving and self-storage products and service sales	98,628	73,121
Property management fees	7,840	7,233
Life insurance premiums	31,057	32,355
Property and casualty insurance premiums	15,869	18,365
Net investment and interest income	33,333	33,098
Other revenue	91,878	76,752
Consolidated revenue	$1,324,908	$1,150,214

Self-moving equipment rental revenues increased $126.7 million during the second quarter of fiscal 2021, compared with the second quarter of fiscal 2020. As government-imposed restrictions on public activity have lessened and customer behavior has evolved, revenue and transactions for both our In-town and one-way markets improved for trucks and trailers.   For July, August and September revenues increased by approximately 11%, 14% and 24%, respectively.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and trailers in the rental fleet.

Self-storage revenues increased $10.3 million during the second quarter of fiscal 2021, compared with the second quarter of fiscal 2020.   The average monthly number of occupied units increased by 15%, or 50,000 units, during the second quarter of fiscal 2021 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations and from the addition of new capacity to the portfolio. Over the last twelve months, we added approximately 4.4 million net rentable square feet, or an 11% increase, with approximately 0.6 million of that coming on during the second quarter of fiscal 2021.

Sales of self-moving and self-storage products and services increased $25.5 million during the second quarter of fiscal 2021, compared with second quarter of fiscal 2020. This was due to increased sales of hitches, moving supplies and propane.

Life insurance premiums decreased $1.3 million during the second quarter of fiscal 2021, compared with the second quarter of fiscal 2020 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums decreased $2.5 million during the second quarter of fiscal 2021, compared with the second quarter of fiscal 2020. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul rental transactions. The premium decrease corresponded with the decreased moving and storage transactions at U-Haul during April, May and June.

Net investment and interest income increased $0.2 million during the second quarter of fiscal 2021, compared with the second quarter of fiscal 2020. Changes in the market value of unaffiliated common stocks held in our Property and Casualty Insurance subsidiary accounted for $1.4 million of the increase and a $2.9 million realized gain in derivatives used as hedges for our fixed indexed annuities at our life insurance subsidiary also contributed to the increase during the second quarter of fiscal 2021. This was offset by a $2.8 million decrease in realized capital gains on fixed maturities. In addition, the provision for expected credit losses stemming from ASU 2016-13 resulted in an increase to net investment income of $1.2 million for the second quarter of fiscal 2021.

Other revenue increased $15.1 million during the past six months of fiscal 2021, compared with the same six months of fiscal 2020, primarily coming from increased moving and storage transactions within our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2021 and the second quarter of fiscal 2020. The insurance companies' second quarters ended June 30, 2020 and 2019.

	Quarter Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,245,318	$1,069,552
Earnings from operations before equity in earnings of subsidiaries	373,956	228,987
Property and casualty insurance
Revenues	22,673	23,528
Earnings from operations	12,069	9,092
Life insurance
Revenues	59,560	59,859
Earnings from operations	6,040	6,941
Eliminations
Revenues	(2,643)	(2,725)
Earnings from operations before equity in earnings of subsidiaries	(275)	(280)
Consolidated results
Revenues	1,324,908	1,150,214
Earnings from operations	391,790	244,740

Total costs and expenses increased $27.6 million during the second quarter of fiscal 2021, compared with the second quarter of fiscal 2020. Operating expenses for Moving and Storage increased $10.1 million largely from liability costs, property taxes and shipping costs associated with U-Box. Repair costs associated with the rental fleet experienced a $6.8 million decrease during the quarter influenced largely by fewer small trucks being prepped for sale at auction. Net gains from the disposal of rental equipment increased $10.1 million from higher resale values and additional box truck sales. Depreciation expense associated with our rental fleet decreased $10.5 million to $121.5 as new truck production has been slowed by COVID-19 related delays at manufacturers.   Depreciation expense on all other assets, largely from buildings and improvements, increased $6.5 million to $44.0 million. Losses on real estate increased $3.6 million as we have begun this year to identify and write-off the remaining book value of roofs that we have had to replace.   Cost of goods sold associated with our retail sales programs have increased in relation to the increase in sales activity.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased $147.1 million to $391.8 million for the second quarter of fiscal 2021, compared with $244.7 million for the second quarter of fiscal 2020.

Interest expense for the second quarter of fiscal 2021 was $40.5 million, compared with $39.1 million for the second quarter of fiscal 2020, due to increased borrowings.

Income tax expense was $84.7 million for the second quarter of fiscal 2021, compared with $49.0 million for the second quarter of fiscal 2020.

As a result of the above-mentioned items, earnings available to common stockholders were $266.4 million for the second quarter of fiscal 2021, compared with $156.3 million for the second quarter of fiscal 2020.

Basic and diluted earnings per share for the second quarter of fiscal 2021 were $13.58, compared with $7.97 for the second quarter of fiscal 2020.

The weighted average common shares outstanding basic and diluted were 19,607,788 for the second quarter of fiscal 2021, compared with 19,602,566 for the second quarter of fiscal 2020.

Moving and Storage

Quarter Ended September 30, 2020 compared with the Quarter Ended September 30, 2019

Listed below are revenues for our major product lines at Moving and Storage for the second quarter of fiscal 2021 and the second quarter of fiscal 2020:

	Quarter Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$931,814	$805,659
Self-storage revenues	115,273	104,965
Self-moving and self-storage products and service sales	98,628	73,121
Property management fees	7,840	7,233
Net investment and interest income	595	3,031
Other revenue	91,168	75,543
Moving and Storage revenue	$1,245,318	$1,069,552

Self-moving equipment rental revenues increased $126.2 million during the second quarter of fiscal 2021, compared with the second quarter of fiscal 2020. As government-imposed restrictions on public activity have lessened and customer behavior has evolved, revenue and transactions for both our In-town and one-way markets improved for trucks and trailers.   For July, August and September revenues increased by approximately 11%, 14% and 24%, respectively.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and trailers in the rental fleet.

Self-storage revenues increased $10.3 million during the second quarter of fiscal 2021, compared with the second quarter of fiscal 2020.   The average monthly number of occupied units increased by 15%, or 50,000 units, during the second quarter of fiscal 2021 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations and from the addition of new capacity to the portfolio. Over the last twelve months, we added approximately 4.4 million net rentable square feet, or an 11% increase, with approximately 0.6 million of that coming on during the second quarter of fiscal 2021.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	520	471
Square footage as of September 30	43,985	39,629
Average monthly number of units occupied	373	323
Average monthly occupancy rate based on unit count	71.9%	69.5%
Average monthly square footage occupied	33,296	29,200

Over the last twelve months we added approximately 4.4 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 2.7%.

Sales of self-moving and self-storage products and services increased $25.5 million during the second quarter of fiscal 2021, compared with second quarter of fiscal 2020. This was due to increased sales of hitches, moving supplies and propane.

Other revenue increased $15.6 million during the second quarter of fiscal 2021, compared with the second quarter of fiscal 2020 primarily coming from increased moving and storage transactions within our U-Box ® program.

Total costs and expenses increased $30.8 million during the second quarter of fiscal 2021, compared with the second quarter of fiscal 2020. Operating expenses for Moving and Storage increased $10.1 million largely from liability costs, property taxes and shipping costs associated with U-Box. Repair costs associated with the rental fleet experienced a $6.8 million decrease during the quarter influenced largely by fewer small trucks being prepped for sale at auction. Net gains from the disposal of rental equipment increased $10.1 million from higher resale values and additional box truck sales. Depreciation expense associated with our rental fleet decreased $10.5 million to $121.5 as new truck production has been slowed by COVID-19 related delays at manufacturers.   Depreciation expense on all other assets, largely from buildings and improvements, increased $6.5 million to $44.0 million. Losses on real estate increased $3.6 million as we have begun this year to identify and write-off the remaining book value of roofs that we have had to replace.   Cost of goods sold associated with our retail sales programs have increased in relation to the increase in sales activity.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased $145.0 million to $374.0 million for the second quarter of fiscal 2021, compared with $229.0 million for the second quarter of fiscal 2020.

Equity in the earnings of AMERCO's insurance subsidiaries was $14.3 million for the second quarter of fiscal 2021, compared with $12.9 million for the second quarter of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $388.3 million for the second quarter of fiscal 2021, compared with $241.9 million for the second quarter of fiscal 2020.

Property and Casualty Insurance

Quarter Ended June 30, 2020 compared with the Quarter Ended June 30, 2019

Net premiums were $16.7 million and $19.2 million for the quarters ended June 30, 2020 and 2019, respectively. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul rental transactions. The premium decrease corresponded with the decreased moving and storage transactions at U-Haul during April, May and June.

Net investment and interest income was $6.0 million and $4.3 million for the second quarters ended June 30, 2020 and 2019, respectively. The main driver of the change in net investment income was the increase in valuation of unaffiliated common stock of $1.4 million. In addition, the change in the provision for expected credit losses from ASU 2016-13 resulted in an increase to net investment income of $0.4 million for the three months ended June 30, 2020.

Net operating expenses were $8.2 million and $9.4 million for the second quarters ended June 30, 2020 and 2019, respectively, due to decreases in commissions, loss adjusting fees and subrogation income.

Benefits and losses incurred were $2.4 million and $5.0 million for the quarters ended June 30, 2020 and 2019, respectively. The decrease was due to favorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $12.1 million and $9.1 million for the second quarters ended June 30, 2020 and 2019, respectively.

Life Insurance

Quarter Ended June 30, 2020 compared with the Quarter Ended June 30, 2019

Net premiums were $31.1 million and $32.4 million for the quarters ended June 30, 2020 and 2019, respectively.   Medicare Supplement premiums decreased $2.5 million from the policy decrements offset by premium rate increases. This was partially offset by a $1.2 million increase in life premiums from new sales. Deferred annuity deposits were $28.9 million or $15.4 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $27.7 million and $26.2 million for the quarters ended June 30, 2020 and 2019, respectively. The increase was due to a $2.9 million realized gain in derivatives used as hedges for our fixed indexed annuities, and a $1.4 million increase in investment income from the remaining invested assets on a larger asset base. This was partially offset by a $2.8 million decrease in realized capital gains on fixed maturities.   In addition, the change in the provision for expected credit losses from ASU 2016-13 resulted in an increase to net investment income of $0.8 million for the three months ended June 30, 2020.

Net operating expenses were $4.9 million and $5.6 million for the quarters ended June 30, 2020 and 2019, respectively. The decrease was primarily due to a one-time accrual for legal losses in the second quarter of the prior year.

Benefits and losses incurred were $43.0 million and $40.8 million for the quarters ended June 30, 2020 and 2019, respectively. Interest credited to policyholders increased $4.2 million from the improved interest credited rates on fixed annuities indexed to the stock market and from the increase in annuity deposit base from continued sales. Life benefits increased $1.6 million due to adverse mortality. This was offset by a $3.4 million decrease in Medicare supplement benefits from the decreased policies in force. Benefits on the remaining lines of business decreased $0.2 million.

Amortization of deferred acquisition costs, sales inducement asset and the value of business acquired was $5.6 million and $6.5 million for the quarters ended June 30, 2020 and 2019, respectively. The decrease is primarily due to a decreased DAC amortization on life products from a reduction in policy lapses driven by the premium forbearance on policyholders.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $6.0 million and $6.9 million for the quarters ended June 30, 2020 and 2019, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2020 compared with the Six Months Ended September 30, 2019

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2021 and the first six months of fiscal 2020:

	Six Months Ended September 30,
	2020	2019
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,585,315	$1,552,921
Self-storage revenues	224,228	203,239
Self-moving and self-storage products and service sales	189,978	153,147
Property management fees	15,187	14,389
Life insurance premiums	61,965	65,065
Property and casualty insurance premiums	29,603	31,789
Net investment and interest income	50,315	68,847
Other revenue	155,554	140,066
Consolidated revenue	$2,312,145	$2,229,463

Self-moving equipment rental revenues increased $32.4 million during the first six months of fiscal 2021, compared with the first six months of fiscal 2020.   While these revenues decreased $94.3 million, or 13% in the first quarter, they have subsequently increased $126.7 million or 16% now in the second quarter.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and trailers in the rental fleet.

Self-storage revenues increased $21.0 million during the first six months of fiscal 2021, compared with the first six months of fiscal 2020.   The average monthly number of occupied units increased by 15%, or 47,000 units, during the first six months of fiscal 2021 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations and from the addition of new capacity to the portfolio. Over the last twelve months we added approximately 4.4 million net rentable square feet, or an 11% increase, with approximately 1.9 million of that coming on during the first six months of fiscal 2021.

Sales of self-moving and self-storage products and services increased $36.8 million for the first six months of fiscal 2021, compared with the first six months of fiscal 2020. This was due to increased sales of hitches, moving supplies and propane.

Life insurance premiums decreased $3.1 million during the first six months of fiscal 2021, compared with the first six months of fiscal 2020 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums decreased $2.2 million during the first six months of fiscal 2021, compared with the first six months of fiscal 2020. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul rental transactions. The premium decrease corresponded with the decreased moving and storage transactions at U-Haul during the same period.

Net investment and interest income decreased $18.5 million during the first six months of fiscal 2021, compared with the first six months of fiscal 2020. Changes in the market value of unaffiliated common stocks held at our Property and Casualty Insurance subsidiary accounted for $4.9 million of the decrease for the six months. A $5.0 million realized loss in derivatives used as hedges for our fixed indexed annuities at our life insurance subsidiary also contributed to the decrease during the six months. In addition, the adoption of ASU 2016-13 resulted in net credit loss expense of $3.8 million for the six months of fiscal 2021.

Other revenue increased $15.5 million during the first six months of fiscal 2021, compared with the first six months of fiscal 2020, primarily coming from increased moving and storage transactions within our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2021 and the first six months of fiscal 2020. The insurance companies' first six months ended June 30, 2020 and 2019.

	Six Months Ended September 30
	2020	2019
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$2,171,618	$2,069,950
Earnings from operations before equity in earnings of subsidiaries	525,617	430,883
Property and casualty insurance
Revenues	36,307	43,833
Earnings from operations	12,847	17,558
Life insurance
Revenues	109,213	120,180
Earnings from operations	7,960	10,722
Eliminations
Revenues	(4,993)	(4,500)
Earnings from operations before equity in earnings of subsidiaries	(548)	(558)
Consolidated results
Revenues	2,312,145	2,229,463
Earnings from operations	545,876	458,605

Total costs and expenses decreased $4.6 million during the first six months of fiscal 2021, compared with the first six months of fiscal 2020. Operating expenses for Moving and Storage decreased $32.4 million. Repair costs associated with the rental fleet experienced a $34.6 million decrease for the six months of fiscal 2021 due to fewer trucks being prepped for sale at auction and from a reduction in rental miles. We experienced increases in liability costs, property taxes and shipping costs associated with U-Box transactions. Net gains from the disposal of rental equipment decreased $5.5 million from a reduction in auction activity in the first quarter of fiscal 2021 due to COVID-19.   Depreciation expense associated with our rental fleet decreased $8.1 million to $246.4 million as new truck production has been slowed by COVID-19 related delays at manufacturers.   Depreciation expense on all other assets, largely from buildings and improvements, increased $13.5 million to $85.9 million. Losses on the disposal of real estate increased $5.0 million due to the condemnation of a property in the first quarter of fiscal 2020 combined with our ability this year to begin to identify and write-off the remaining book value of roofs that we have had to replace.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $545.9 million for the first six months of fiscal 2021, as compared with $458.6 million for the first six months of fiscal 2020.

Interest expense for the first six months of fiscal 2021 was $80.0 million, compared with $78.0 million for the first six months of fiscal 2020, primarily due to increased borrowings.

Income tax expense was $111.2 million for the first six months of fiscal 2021, compared with $91.3 million for first six months of fiscal 2020.

As a result of the above-mentioned items, earnings available to common shareholders were $354.1 million for the first six months of fiscal 2021, compared with $288.7 million for the first six months of fiscal 2020.

Basic and diluted earnings per common share for the first six months of fiscal 2021 were $18.06, compared with $14.73 for the first six months of fiscal 2020.

The weighted average common shares outstanding basic and diluted were 19,607,788 for the first six months of fiscal 2021, compared with 19,600,211 for the first six months of fiscal 2020.

Moving and Storage

Six Months Ended September 30, 2020 compared with the Six Months Ended September 30, 2019

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2021 and the first six months of fiscal 2020:

	Six Months Ended September 30
	2020	2019
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,586,727	$1,554,795
Self-storage revenues	224,228	203,239
Self-moving and self-storage products and service sales	189,978	153,147
Property management fees	15,187	14,389
Net investment and interest income	1,257	6,298
Other revenue	154,241	138,082
Moving and Storage revenue	$2,171,618	$2,069,950

Self-moving equipment rental revenues increased $31.9 million during the first six months of fiscal 2021, compared with the first six months of fiscal 2020. While these revenues decreased $94.2 million, or 13% in the first quarter, they have subsequently increased $126.2 million or 16% now in the second quarter.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and trailers in the rental fleet.

Self-storage revenues increased $21.0 million during the first six months of fiscal 2021, compared with the first six months of fiscal 2020.   The average monthly number of occupied units increased by 15%, or 47,000 units, during the first six months of fiscal 2021 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations and from the addition of new capacity to the portfolio. Over the last twelve months we added approximately 4.4 million net rentable square feet, or an 11% increase, with approximately 1.9 million of that coming on during the first six months of fiscal 2021.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30
	2020	2019
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	520	471
Square footage as of September 30	43,985	39,629
Average monthly number of units occupied	360	313
Average monthly occupancy rate based on unit count	69.8%	69.0%
Average monthly square footage occupied	32,153	28,310

Over the last twelve months we added approximately 4.4 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 2.7%.

Sales of self-moving and self-storage products and services increased $36.8 million for the first six months of fiscal 2021, compared with the first six months of fiscal 2020. This was due to increased sales of hitches, moving supplies and propane.

Net investment and interest income decreased $5.0 million during the first six months of fiscal 2021, compared with the first six months of fiscal 2020 due to a decrease in interest rates on short-term deposits.

Other revenue increased $16.2 million during the first six months of fiscal 2021, compared with the first six months of fiscal 2020, primarily coming from increased moving and storage transactions within our U-Box ® program.

Total costs and expenses increased $6.9 million during the first six months of fiscal 2021, compared with the first six months of fiscal 2020. Operating expenses for Moving and Storage decreased $32.4 million. Repair costs associated with the rental fleet experienced a $34.6 million decrease for the six months of fiscal 2021 due to fewer trucks being prepped for sale at auction and from a reduction in rental miles. We experienced increases in liability costs, property taxes and shipping costs associated with U-Box transactions. Net gains from the disposal of rental equipment decreased $5.5 million from a reduction in auction activity in the first quarter of fiscal 2021 due to COVID-19.   Depreciation expense associated with our rental fleet decreased $8.1 million to $246.4 million as new truck production has been slowed by COVID-19 related delays at manufacturers.   Depreciation expense on all other assets, largely from buildings and improvements, increased $13.5 million to $85.9 million. Losses on the disposal of real estate increased $5.0 million due to the condemnation of a property in the first quarter of fiscal 2020 combined with our ability this year to begin to identify and write-off the remaining book value of roofs that we have had to replace.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries increased to $525.6 million for the first six months of fiscal 2021, compared with $430.9 million for the first six months of fiscal 2020.

Equity in the earnings of AMERCO's insurance subsidiaries was $16.7 million for the first six months of fiscal 2021, compared with $22.7 million for the first six months of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $542.4 million for the first six months of fiscal 2021, compared with $453.6 million for the first six months of fiscal 2020.

Property and Casualty Insurance

Six Months Ended June 30, 2020 compared with the Six Months Ended June 30, 2019

Net premiums were $31.2 million and $33.3 million for the six months ended June 30, 2020 and 2019, respectively. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul rental transactions. The premium decrease corresponded with the decreased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $5.1 million and $10.5 million for the six months ended June 30, 2020 and 2019, respectively. The main driver of the change in net investment income was the decrease in valuation of unaffiliated common stock of $4.9 million. In addition, the adoption of ASU 2016-13 resulted in net credit loss expense of $0.4 million for the six months ended June 30, 2020.

Net operating expenses were $17.0 million and $17.5 million for the six months ended June 30, 2020 and 2019, respectively. The change was due to an increase in commissions, decreased loss adjusting fees and subrogation income.

Benefits and losses incurred were $6.5 million and $8.8 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was due to favorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $12.8 million and $17.6 million for the six months ended June 30, 2020 and 2019, respectively.

Life Insurance

Six Months Ended June 30, 2020 compared with the Six Months Ended June 30, 2019

Net premiums were $62.0 million and $65.1 million for the six months ended June 30, 2020 and 2019, respectively. Medicare Supplement premiums decreased $5.2 million from the policy decrements offset by premium rate increases. This was partially offset by a $2.3 million increase in life premiums from new sales.   Premiums on other lines of business decreased $0.2 million. Deferred annuity deposits were $89.3 million or $16.6 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $45.7 million and $52.9 million for the six months ended June 30, 2020 and 2019, respectively. The decrease is primarily due to a $5.0 million realized loss in derivatives used as hedges for our fixed indexed annuities. The implementation of ASU 2016-13 resulted in net credit loss expense of $2.8 million. Realized capital gains on fixed maturities decreased $1.2 million. This was partially offset by a net $1.8 million increase in investment income from the remaining invested assets on a larger assets base.

Net operating expenses were $10.2 million and $10.8 million for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to a one-time accrual for legal losses in the second quarter of the prior year.

Benefits and losses incurred were $78.6 million and $86.0 million for the six months ended June 30, 2020 and 2019, respectively. Medicare supplement benefits decreased $6.0 million from fewer policies in force. Interest credited to policyholders decreased $2.8 million primarily due to the reduction in the interest credited rates on fixed indexed annuities driven by market. This was partially offset by a $1.9 million increase in benefits on life products due to adverse mortality.   Benefits on the remaining lines of business decreased $0.5 million.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $8.0 million and $10.7 million for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

We believe our current capital structure is a positive factor that will enable us to pursue our operational plans and goals and provide us with sufficient liquidity for the foreseeable future. There are many factors that could affect our liquidity, including some of which are beyond our control, and there is no assurance that future cash flows and liquidity resources will be sufficient to meet our outstanding debt obligations and our other future capital needs.

As of September 30, 2020, cash and cash equivalents totaled $1,215.6 million, compared with $494.4 million at March 31, 2020. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of September 30, 2020 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,163,253	$3,483	$48,832
Other financial assets	139,451	483,181	2,571,609
Debt obligations	4,689,896	-	11,329

(a) As of June 30, 2020

As of September 30, 2020, Moving and Storage had additional cash available under existing credit facilities of $130.0 million.   The majority of invested cash at the Moving and Storage segment is held in government money market funds.

During the first quarter of fiscal 2021, COVID-19 negatively affected our operating cash flows through lower self-moving equipment rental revenues along with a significant reduction in equipment sales proceeds stemming from the closures of commercial auto auctions.   Cash and liquidity improved during the second quarter from increased operating cash flows and proceeds from commercial auto auctions.   We believe that the Company has adequate liquidity to meet our obligations. However, there can be no assurance that market conditions resulting from COVID-19 will not worsen and have a material negative effect on our liquidity.

Net cash provided by operating activities increased $264.6 million in the first six months of fiscal 2021 compared with the second quarter of fiscal 2020. The increase was primarily due to improved operations and the receipt of $109.3 million of federal income tax refunds.

Net cash used in investing activities decreased $892.0 million in the first six months of fiscal 2021, compared with the second quarter of fiscal 2020. Purchases of property, plant and equipment decreased $927.1 million. Reinvestment in the rental fleet has declined because new truck production has been slowed from COVID-19 related delays at manufacturers.   We have also slowed our investment in new self-storage acquisitions and development during the first six months of fiscal 2021.   Cash from the sales of property, plant and equipment decreased $87.1 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $56.6 million due to reduced investment purchases.

Net cash provided by financing activities decreased $286.6 million in the first six months of fiscal 2021, as compared with the first six months of fiscal 2020. This was due to a combination of increased debt payments of $243.1 million, decreased finance/capital lease repayments of $58.2 million, a decrease in cash from borrowings of $73.0 million, a decrease in net annuity deposits from Life Insurance of $15.8 million and a decrease in dividends paid of $9.8 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2021 the Company will reinvest in its truck and trailer rental fleet approximately $430 million, net of equipment sales and excluding any lease buyouts. Through the first six months of fiscal 2021, the Company invested, net of sales, approximately $85 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2021 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2021 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options. Based upon interactions with our existing lenders, the Company does not believe that COVID-19 will materially inhibit our ability to obtain financing for the purchases of rental equipment in fiscal 2021. Should the situation severely worsen this belief could change.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company's plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds along with borrowings against existing properties as they operationally mature. For the first six months of fiscal 2021, the Company invested $226 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2021, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and any lingering effects of COVID-19. In the first and second quarters of fiscal 2021, the Company has opted to slow the development of new self-storage projects to preserve liquidity. We will calibrate our capital spending based in part upon the evolving effects of COVID-19. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $347.9 million and $1,187.9 million for the first six months of fiscal 2021 and 2020, respectively. The components of our net capital expenditures are provided in the following table:

	Six Months Ended September 30
	2020	2019
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$397,779	$1,037,365
Equipment lease buyouts	11,477	56,241
Purchases of real estate, construction and renovations	225,991	423,366
Other capital expenditures	27,012	72,399
Gross capital expenditures	662,259	1,589,371
Less: Sales of property, plant and equipment	(314,335)	(401,451)
Net capital expenditures	$347,924	$1,187,920

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

Property and Casualty Insurance's stockholder's equity was $264.4 million and $251.1 million at June 30, 2020 and December 31, 2019, respectively. The increase resulted from net earnings of $10.1 million, an increase in other comprehensive income of $4.7 million and a decrease of $1.5 million to beginning retained earnings due to the implementation of ASU 2016-13.   Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance's net deposits as of June 30, 2020 were $11.8 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.   In April 2020, Oxford paid AMERCO an $18.6 million dividend.

Life Insurance's stockholder's equity was $441.1 million and $417.4 million as of June 30, 2020 and December 31, 2019, respectively. The increase resulted from net earnings of $6.6 million, an increase in other comprehensive income of $36.3 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio, a $18.6 million stockholder's dividend paid in the second quarter of fiscal 2021 to AMERCO and a decrease of $0.6 million to beginning retained earnings due to the implementation of ASU 2016-13. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of June 30, 2020, Oxford had outstanding deposits of $70.0 million through its membership in the FHLB system.   For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $965.2 million and $699.1 million for the first six months of fiscal 2021 and 2020, respectively. The increase was primarily due to improved operations and the receipt of $109.3 million of federal income tax refunds.

Property and Casualty Insurance

Net cash provided by operating activities were $3.1 million and $9.9 million for the first six months ended June 30, 2020 and 2019, respectively. The decrease was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance's cash and cash equivalents and short-term investment portfolios amounted to $6.5 million and $11.8 million at June 30, 2020 and December 31, 2019, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $34.1 million and $28.7 million for the first six months ended June 30, 2020 and 2019, respectively. The increase in operating cash flows was primarily due to a decrease in benefits on Medicare supplement and an increase in the collected investment income.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. As of June 30, 2020 and December 31, 2019, cash and cash equivalents and short-term investments amounted to $48.8 million and $30.5 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

As a result of the federal income tax provisions of the CARES Act, we have filed applicable forms with the IRS to carryback net operating losses and requested refunds of previous deposits totaling approximately $235 million. Through September 30, 2020, we have received $109.3 million of these claims. We believe that upon the filing of our March 31, 2020 federal income tax return additional refunds in excess of $250 million will be due to the Company. These amounts are expected to provide us additional liquidity in fiscal 2021. It is possible future legislation could negatively impact our ability to receive these tax refunds.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of September 30, 2020, we had available borrowing capacity under existing credit facilities of $130.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of September 30, 2020:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$85,000	$(2,398)	6/28/2019	6/15/2022	1.76%	1 Month LIBOR
75,000	(2,185)	6/28/2019	6/30/2022	1.78%	1 Month LIBOR
75,000	(2,582)	6/28/2019	10/31/2022	1.76%	1 Month LIBOR

As of September 30, 2020, we had $1,223.6 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $9.0 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. At June 30, 2020 and December 31, 2019, these derivative hedges had a net market value of $5.7 million and $5.9 million, with notional amounts of $271.9 million and $246.8   million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.7% and 4.9% of our revenue was generated in Canada during the first six months of both fiscal 2021 and 2020, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Date: November 4, 2020	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: November 4, 2020	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2020	/s/ Maria L. Bell
Maria L. Bell
(Chief Accounting Officer)