Form 10-Q
period 2020-12-31
AMERCO /NV/
filed 2021-02-03
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2020

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 1, 2021.

Part i Financial information

Item 1. Financial Statements

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED balance sheets

	December 31,	March 31,
	2020	2020
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,398,840	$494,352
Reinsurance recoverables and trade receivables, net	224,447	186,672
Inventories and parts, net	104,180	101,083
Prepaid expenses	450,889	562,904
Investments, fixed maturities and marketable equities	2,606,953	2,492,738
Investments, other	447,902	360,373
Deferred policy acquisition costs, net	92,139	103,118
Other assets	44,261	71,956
Right of use assets - financing, net	920,321	1,080,353
Right of use assets - operating	97,186	106,631
Related party assets	34,963	34,784
	6,422,081	5,594,964
Property, plant and equipment, at cost:
Land	1,059,177	1,032,945
Buildings and improvements	4,996,900	4,663,461
Furniture and equipment	778,732	752,363
Rental trailers and other rental equipment	552,892	511,520
Rental trucks	3,629,888	3,595,933
	11,017,589	10,556,222
Less: Accumulated depreciation	(2,992,365)	(2,713,162)
Total property, plant and equipment, net	8,025,224	7,843,060
Total assets	$14,447,305	$13,438,024
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$608,765	$554,353
Notes, loans and finance/capital leases payable, net	4,678,227	4,621,291
Operating lease liability	97,224	106,443
Policy benefits and losses, claims and loss expenses payable	1,013,582	997,647
Liabilities from investment contracts	1,997,936	1,802,217
Other policyholders' funds and liabilities	34,867	10,190
Deferred income	37,005	31,620
Deferred income taxes, net	1,222,544	1,093,543
Total liabilities	9,690,150	9,217,304

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of December 31 and March 31, 2020	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2020	-	-
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $ 0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2020	-	-
Common stock, with $ 0.25 par value, 250,000,000 shares authorized:
Common stock of $ 0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of December 31 and March 31, 2020	10,497	10,497
Additional paid-in capital	453,819	453,819
Accumulated other comprehensive income	85,910	34,652
Retained earnings	4,884,579	4,399,402
Cost of common stock in treasury, net ( 22,377,912 shares as of December 31 and March 31, 2020)	(525,653)	(525,653)
Cost of preferred stock in treasury, net ( 6,100,000 shares as of December 31 and March 31, 2020)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	-	-
Total stockholders' equity	4,757,155	4,220,720
Total liabilities and stockholders' equity	$14,447,305	$13,438,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$808,215	$621,471
Self-storage revenues	123,024	106,701
Self-moving and self-storage products and service sales	74,586	54,454
Property management fees	8,765	9,098
Life insurance premiums	29,993	31,164
Property and casualty insurance premiums	19,933	19,267
Net investment and interest income	35,580	33,782
Other revenue	69,886	51,943
Total revenues	1,169,982	927,880

Costs and expenses:
Operating expenses	539,942	517,453
Commission expenses	86,891	66,542
Cost of sales	45,752	35,318
Benefits and losses	45,631	42,864
Amortization of deferred policy acquisition costs	6,572	8,046
Lease expense	7,522	6,490
Depreciation, net of (gains)/losses on disposal of (($ 10,952 ) and $ 2,151 , respectively)	152,602	170,074
Net losses on disposal of real estate	1,124	528
Total costs and expenses	886,036	847,315

Earnings from operations	283,946	80,565
Other components of net periodic benefit costs	(247)	(263)
Interest expense	(42,128)	(39,973)
Pretax earnings	241,571	40,329
Income tax expense	(58,586)	(9,397)
Earnings available to common stockholders	$182,985	$30,932
Basic and diluted earnings per common stock	$9.33	$1.58
Weighted average common stock outstanding: Basic and diluted	19,607,788	19,607,788

Related party revenues for the third quarter of fiscal 2021 and 2020, net of eliminations, were $8.8 million and $9.1 million, respectively.

Related party costs and expenses for the third quarter of fiscal 2021 and 2020, net of eliminations, were $18.8 million and $14.8 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$2,393,530	$2,174,392
Self-storage revenues	347,252	309,940
Self-moving and self-storage products and service sales	264,564	207,601
Property management fees	23,952	23,487
Life insurance premiums	91,958	96,229
Property and casualty insurance premiums	49,536	51,056
Net investment and interest income	85,895	102,629
Other revenue	225,440	192,009
Total revenues	3,482,127	3,157,343

Costs and expenses:
Operating expenses	1,606,687	1,617,338
Commission expenses	255,431	233,540
Cost of sales	159,516	128,177
Benefits and losses	130,660	137,695
Amortization of deferred policy acquisition costs	19,012	20,625
Lease expense	20,995	19,882
Depreciation, net of gains on disposal of ($ 40,083 and $ 32,526 , respectively)	455,711	462,227
Net (gains) losses on disposal of real estate	4,293	(1,311)
Total costs and expenses	2,652,305	2,618,173

Earnings from operations	829,822	539,170
Other components of net periodic benefit costs	(740)	(790)
Interest expense	(122,174)	(117,983)
Pretax earnings	706,908	420,397
Income tax expense	(169,832)	(100,717)
Earnings available to common stockholders	$537,076	$319,680
Basic and diluted earnings per common stock	$27.39	$16.31
Weighted average common stock outstanding: Basic and diluted	19,607,788	19,602,484

Related party revenues for the first nine months of fiscal 2021 and 2020, net of eliminations, were $24.0 million and $23.5 million, respectively.

Related party costs and expenses for the first nine months of fiscal 2021 and 2020, net of eliminations, were $55.9 million and $51.9 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended December 31, 2020	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$241,571	$(58,586)	$182,985
Other comprehensive income (loss):
Foreign currency translation	(2,566)	-	(2,566)
Unrealized net gain on investments	12,074	(2,514)	9,560
Change in fair value of cash flow hedges	35	(9)	26
Amounts reclassified into earnings on hedging activities	972	(238)	734
Total other comprehensive income (loss)	10,515	(2,761)	7,754

Total comprehensive income	$252,086	$(61,347)	$190,739
Quarter Ended December 31, 2019	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$40,329	$(9,397)	$30,932
Other comprehensive income (loss):
Foreign currency translation	(692)	-	(692)
Unrealized net gain on investments	28,568	(6,190)	22,378
Change in fair value of cash flow hedges	479	(118)	361
Amounts reclassified into earnings on hedging activities	422	(103)	319
Total other comprehensive income (loss)	28,777	(6,411)	22,366

Total comprehensive income	$69,106	$(15,808)	$53,298

Nine Months Ended December 31, 2020	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$706,908	$(169,832)	$537,076
Other comprehensive income (loss):
Foreign currency translation	(5,193)	-	(5,193)
Unrealized net gain on investments	68,298	(13,398)	54,900
Change in fair value of cash flow hedges	(624)	153	(471)
Amounts reclassified into earnings on hedging activities	2,680	(658)	2,022
Total other comprehensive income (loss)	65,161	(13,903)	51,258

Total comprehensive income	$772,069	$(183,735)	$588,334
Nine Months Ended December 31, 2019	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$420,397	$(100,717)	$319,680
Other comprehensive income (loss):
Foreign currency translation	2,919	-	2,919
Unrealized net gain on investments	133,046	(28,575)	104,471
Change in fair value of cash flow hedges	(1,555)	382	(1,173)
Amounts reclassified into earnings on hedging activities	(3)	1	(2)
Total other comprehensive income (loss)	134,407	(28,192)	106,215

Total comprehensive income	$554,804	$(128,909)	$425,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders' equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(Unaudited)
	(In thousands, except per share amounts)
Balance as of September 30, 2020	$10,497	$453,819	$78,156	$4,740,809	$(525,653)	$(151,997)	$-	$4,605,631
Foreign currency translation	-	-	(2,566)	-	-	-	-	(2,566)
Unrealized net gain on investments, net of tax	-	-	9,560	-	-	-	-	9,560
Change in fair value of cash flow hedges, net of tax	-	-	26	-	-	-	-	26
Amounts reclassified into earnings on hedging activities	-	-	734	-	-	-	-	734
Net earnings	-	-	-	182,985	-	-	-	182,985
Common stock dividends: ($ 2.00 per share for fiscal 2021)	-	-	-	(39,215)	-	-	-	(39,215)
Net activity	-	-	7,754	143,770	-	-	-	151,524
Balance as of December 31, 2020	$10,497	$453,819	$85,910	$4,884,579	$(525,653)	$(151,997)	$-	$4,757,155

Balance as of September 30, 2019	$10,497	$453,761	$17,151	$4,255,906	$(525,653)	$(151,997)	$(1,597)	$4,058,068
Increase in market value of released ESOP shares	-	58	-	-	-	-	-	58
Release of unearned ESOP shares	-	-	-	-	-	-	1,597	1,597
Foreign currency translation	-	-	(692)	-	-	-	-	(692)
Unrealized net gain on investments, net of tax	-	-	22,378	-	-	-	-	22,378
Change in fair value of cash flow hedges, net of tax	-	-	361	-	-	-	-	361
Amounts reclassified into earnings on hedging activities	-	-	319	-	-	-	-	319
Net earnings	-	-	-	30,932	-	-	-	30,932
Common stock dividends: ($ 0.50 per share for fiscal 2020)	-	-	-	(9,804)	-	-	-	(9,804)
Net activity	-	58	22,366	21,128	-	-	1,597	45,149
Balance as of December 31, 2019	$10,497	$453,819	$39,517	$4,277,034	$(525,653)	$(151,997)	$-	$4,103,217

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders' equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(Unaudited)
	(In thousands, except per share amounts)
Balance as of March 31, 2020	$10,497	$453,819	$34,652	$4,399,402	$(525,653)	$(151,997)	$-	$4,220,720
Adjustment for adoption of ASU 2016 - 13	-	-	-	(2,880)	-	-	-	(2,880)
Purchase of ESOP shares	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	(5,193)	-	-	-	-	(5,193)
Unrealized net gain on investments, net of tax	-	-	54,900	-	-	-	-	54,900
Change in fair value of cash flow hedges, net of tax	-	-	(471)	-	-	-	-	(471)
Amounts reclassified into earnings on hedging activities	-	-	2,022	-	-	-	-	2,022
Net earnings	-	-	-	537,076	-	-	-	537,076
Common stock dividends: ($ 2.50 per share for fiscal 2021)	-	-	-	(49,019)	-	-	-	(49,019)
Net activity	-	-	51,258	485,177	-	-	-	536,435
Balance as of December 31, 2020	$10,497	$453,819	$85,910	$4,884,579	$(525,653)	$(151,997)	$-	$4,757,155

Balance as of March 31, 2019	$10,497	$453,326	$(66,698)	$3,976,962	$(525,653)	$(151,997)	$(4,048)	$3,692,389
Increase in market value of released ESOP shares	-	493	-	-	-	-	-	493
Release of unearned ESOP shares	-	-	-	-	-	-	4,253	4,253
Purchase of ESOP shares	-	-	-	-	-	-	(205)	(205)
Foreign currency translation	-	-	2,919	-	-	-	-	2,919
Unrealized net gain on investments, net of tax	-	-	104,471	-	-	-	-	104,471
Change in fair value of cash flow hedges, net of tax	-	-	(1,173)	-	-	-	-	(1,173)
Amounts reclassified into earnings on hedging activities	-	-	(2)	-	-	-	-	(2)
Net earnings	-	-	-	319,680	-	-	-	319,680
Common stock dividends: ($ 1.00 per share for fiscal 2020)	-	-	-	(19,608)	-	-	-	(19,608)
Net activity	-	493	106,215	300,072	-	-	4,048	410,828
Balance as of December 31, 2019	$10,497	$453,819	$39,517	$4,277,034	$(525,653)	$(151,997)	$-	$4,103,217

The accompanying notes are an integral part of these consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of cash flows

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$537,076	$319,680
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	495,794	494,753
Amortization of deferred policy acquisition costs	19,012	20,625
Amortization of premiums and accretion of discounts related to investments, net	10,197	9,848
Amortization of debt issuance costs	4,645	3,275
Interest credited to policyholders	38,672	38,169
Change in allowance for losses on trade receivables	(574)	(76)
Change in allowance for inventories and parts reserves	3,259	(85)
Net gains on disposal of personal property	(40,083)	(32,526)
Net (gains) losses on disposal of real estate	4,293	(1,311)
Net gains on sales of investments	(5,644)	(8,777)
Net (gains) losses on equity investments	669	(3,749)
Deferred income taxes	117,025	87,805
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(39,499)	24,759
Inventories and parts	(6,349)	589
Prepaid expenses	112,428	(16,402)
Capitalization of deferred policy acquisition costs	(24,903)	(17,530)
Other assets	30,120	(293)
Related party assets	(20,794)	(17,507)
Accounts payable and accrued expenses	97,151	51,754
Policy benefits and losses, claims and loss expenses payable	14,096	3,974
Other policyholders' funds and liabilities	24,677	(2,123)
Deferred income	6,851	(2,317)
Related party liabilities	(1,566)	446
Net cash provided by operating activities	1,376,553	952,981

Cash flows from investing activities:
Escrow deposits	(1,978)	7,153
Purchases of:
Property, plant and equipment	(961,995)	(1,917,862)
Short term investments	(38,790)	(47,457)
Fixed maturities investments	(352,307)	(267,909)
Equity securities	(838)	(83)
Preferred stock	(16,144)	-
Real estate	(274)	(484)
Mortgage loans	(92,281)	(43,085)
Proceeds from sales and paydowns of:
Property, plant and equipment	434,860	599,797
Short term investments	38,830	46,859
Fixed maturities investments	331,407	193,196
Equity securities	72	185
Preferred stock	1,200	-
Real estate	-	311
Mortgage loans	4,744	9,052
Net cash used by investing activities	(653,494)	(1,420,327)

Cash flows from financing activities:
Borrowings from credit facilities	790,532	867,862
Principal repayments on credit facilities	(568,068)	(225,332)
Payment of debt issuance costs	(5,020)	(3,671)
Finance/capital lease payments	(173,520)	(247,188)
Employee stock ownership plan stock	-	(206)
Common stock dividends paid	(49,019)	(19,600)
Net contribution from related party	22,600	-
Investment contract deposits	326,055	171,465
Investment contract withdrawals	(169,008)	(122,948)
Net cash provided by financing activities	174,552	420,382

Effects of exchange rate on cash	6,877	5,214

Increase (decrease) in cash and cash equivalents	904,488	(41,750)
Cash and cash equivalents at the beginning of period	494,352	673,701
Cash and cash equivalents at the end of period	$1,398,840	$631,951

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

The condensed consolidated balance sheet as of December 31, 2020 and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders' equity for the third quarter and first nine months of fiscal 2021 and 2020 and cash flows for the first nine months of fiscal 2021 and 2020 are unaudited.

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

Summary of Significant Accounting Polices

Refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 for a summary of significant accounting policies. At the beginning of the first quarter of fiscal 2021, we adopted Accounting Standards Update 2016-13 , Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In addition, new disclosures are required. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. We adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost. We modified our policy on accounting for allowance for doubtful accounts on trade accounts receivable. We perform ongoing credit evaluations of our customers and assess each customer's credit worthiness. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The adoption of ASU 2016-13 resulted in a cumulative-effect adjustment to the opening balance of retained earnings of $2.9 million and did not have a material impact on our results of operations, financial condition or liquidity. Please see Note 16, Allowance for Credit Losses, of the Notes to Condensed Consolidated Financial Statements.

2. Earnings per Share

Our earnings per share is calculated by dividing our earnings available to common stockholders by the weighted average common shares outstanding, basic and diluted.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. As of December 31, 2020 and 2019, all of these shares have been released.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 32.4 million and $ 30.8 million as of December 31, 2020 and March 31, 2020, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Available-for-Sale Investments

Available-for-sale investments as of December 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Allowance for Expected Credit Losses	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$92,300	$13,787	$-	$-	$-	$106,087
U.S. government agency mortgage-backed securities	88,190	1,208	(1)	(53)	-	89,344
Obligations of states and political subdivisions	241,299	25,533	(63)	(26)	-	266,743
Corporate securities	1,725,211	169,856	(613)	(5,459)	(2,315)	1,886,680
Mortgage-backed securities	202,753	13,896	(1)	(209)	-	216,439
Redeemable preferred stocks	1,493	27	-	-	-	1,520
	$2,351,246	$224,307	$(678)	$(5,747)	$-	$2,566,813

Available-for-sale investments as of March 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$112,421	$7,959	$(1)	$-	$120,379
U.S. government agency mortgage-backed securities	88,449	759	(1)	(373)	88,834
Obligations of states and political subdivisions	287,643	20,664	(155)	-	308,152
Corporate securities	1,656,425	100,302	(919)	(812)	1,754,996
Mortgage-backed securities	187,784	6,011	(1)	(107)	193,687
Redeemable preferred stocks	1,493	72	-	-	1,565
	$2,334,215	$135,767	$(1,077)	$(1,292)	$2,467,613

We sold available-for-sale securities with a fair value of $ 327.3 million during the first nine months of fiscal 2021. The gross realized gains on these sales totaled $ 6.6 million. The gross realized losses on these sales totaled $ 1.5 million.

We adopted ASU 2016-13 as of April 1, 2020. For available-for-sale debt securities in an unrealized loss position, we first assess whether the security is below investment grade. For securities that are below investment grade, we evaluate whether the decline in fair value has resulted from credit losses or other factors such as the interest rate environment. Declines in value due to credit are recognized as an allowance. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse market conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, cumulative default rates based on ratings are used to determine the potential cost of default, by year. The present value of these potential costs is then compared to the amortized cost of the security to determine the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during the first nine months as of December 31, 2020.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	December 31, 2020		March 31, 2020
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$113,929	$114,681	$128,747	$129,420
Due after one year through five years	555,675	590,071	547,821	566,934
Due after five years through ten years	656,915	726,982	636,036	678,636
Due after ten years	820,481	917,120	832,334	897,371
	2,147,000	2,348,854	2,144,938	2,272,361

Mortgage-backed securities	202,753	216,439	187,784	193,687
Redeemable preferred stocks	1,493	1,520	1,493	1,565
	$2,351,246	$2,566,813	$2,334,215	$2,467,613

As of December 31, 2020 and March 31, 2020, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

	December 31, 2020		March 31, 2020
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)

Common stocks	$9,775	$19,445	$9,775	$20,015
Non-redeemable preferred stocks	20,034	20,695	5,076	5,110
	$29,809	$40,140	$14,851	$25,125

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

							December 31,	March 31,
	2020 Rates (a)			Maturities			2020	2020
							(Unaudited)
							(In thousands)
Real estate loan (amortizing term)			1.65%			2023	$85,413	$92,913
Senior mortgages	2.80%	-	6.62%	2021	-	2038	2,143,383	2,029,878
Real estate loans (revolving credit)	1.55%	-	3.25%	2022	-	2025	535,000	519,000
Fleet loans (amortizing term)	2.04%	-	4.66%	2021	-	2027	169,840	224,089
Fleet loans (revolving credit)			1.30%	2022	-	2024	547,000	567,000
Finance/capital leases (rental equipment)	1.92%	-	5.04%	2021	-	2026	561,351	734,870
Finance liability (rental equipment)	1.60%	-	4.22%	2024	-	2028	581,594	398,834
Other obligations	2.50%	-	8.00%	2021	-	2049	84,877	84,484
Notes, loans and finance/capital leases payable							4,708,458	4,651,068
Less: Debt issuance costs							(30,231)	(29,777)
Total notes, loans and finance/capital leases payable, net							$4,678,227	$4,621,291

(a) Interest rates as of December 31, 2020, including the effect of applicable hedging instruments.

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

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of December 31, 2020, the applicable LIBOR was 0.15 % and the applicable margin was 1.50%, the sum of which was 1.65%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.80 % and 6.62%. The weighted average interest rate of these loans as of December 31, 2020 was 4.28%.   Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $ 385.0 million. As of December 31, 2020, the outstanding balance of these loans in the aggregate was $ 385.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of December 31, 2020, the applicable LIBOR was 0.15 % and the margin was between 1.25 % and 1.50%, the sum of which was between 1.40 % and 1.65%. Certain loans have interest rate swaps fixing the rate between 3.03 % and 3.14 % based on current margins. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $ 200.0 million, which can be increased to $ 300.0 million by bringing in other lenders. As of December 31, 2020, the outstanding balance was $ 150.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of December 31, 2020, the applicable LIBOR was 1.00 % and the margin was 2.25%, the sum of which was 3.25%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30 % fee charged for unused capacity.

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

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 590.0 million. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margin. As of December 31, 2020, the applicable LIBOR was 0.15 % and the margin was 1.15%, the sum of which was 1.30%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly.

Finance/Capital Leases

The Finance/Capital Lease balance represents our sale-leaseback transactions of rental equipment that were entered into and classified as capital leases prior to the adoption of ASC 842. The historical capital lease balance was reclassified to Right-of-Use (“ROU”) assets-finance, net. The agreements are generally seven (7) year terms with interest rates ranging from 1.92 % to 5.04%.   All of our finance leases are collateralized by our rental fleet. There were no new financing leases, as assessed under the new leasing guidance, entered into during the nine months ended December 31, 2020.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions that have historically been accounted for as capital leases prior to the adoption of Accounting Standards Codification (“ASC”) 842 which substantially changed the accounting for sale-leasebacks going forward. In accordance with the new leasing guidance, we assess if sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.   We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, we expect future sale-leasebacks to be accounted for as a financial liability and the leased assets will be capitalized at cost.     Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.60 % to 4.22%. These finance liabilities are collateralized by our rental fleet.

Other Obligations

In May 2020, AMERCO, entered into a $ 200.0 million secured credit facility with PNC Bank, as agent and lead arranger of a syndicate of lenders.   The interest rate, per the provision of the loan agreement, was the applicable LIBOR plus the applicable margin.   This loan was paid off in October 2020.

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

As of December 31, 2020, the aggregate outstanding principal balance of the U-Notes ® issued was $ 87.4 million, of which $ 2.5 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.50 % and 8.00 % and maturity dates range between 2021 and 2049 .

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of September 30, 2020, the deposits had an aggregate balance of $ 76.5 million, for which Oxford pays fixed interest rates between 0.00 % and 2.67 % with maturities between December 8, 2020 and September 29, 2025. As of September 30, 2020, available-for-sale investments held with the FHLB totaled $ 174.4 million, of which $ 85.1 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance/Capital Leases Payable

The annual maturities of our notes, loans and finance/capital leases payable, as of December 31, 2020 for the next five years and thereafter are as follows:

	Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and finance/capital leases payable, secured	$512,946	$868,852	$852,538	$612,298	$262,023	$1,599,801

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Interest on Borrowings

Interest Expense

Components of interest expense were as follows:

	Quarter Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
Interest expense	$41,371	$45,037
Capitalized interest	(2,105)	(5,775)
Amortization of transaction costs	1,890	1,176
Interest expense effect resulting from cash flow hedges	972	(465)
Total interest expense	$42,128	$39,973

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
Interest expense	$124,882	$133,111
Capitalized interest	(10,033)	(17,943)
Amortization of transaction costs	4,645	3,276
Interest expense effect resulting from cash flow hedges	2,680	(461)
Total interest expense	$122,174	$117,983

Interest paid in cash, including payments related to derivative contracts, amounted to $ 38.4 million and $ 41.9 million for the third quarter of fiscal 2021 and 2020, respectively, and $ 116.9 million and $ 127.8 million for the first nine months of fiscal 2021 and 2020, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	1.66%	3.09%
Interest rate at the end of the period	1.65%	2.95%
Maximum amount outstanding during the period	$1,082,000	$1,025,000
Average amount outstanding during the period	$1,057,380	$1,014,511
Facility fees	$91	$40

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

	Revolving Credit Activity
	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	1.65%	3.44%
Interest rate at the end of the period	1.65%	2.95%
Maximum amount outstanding during the period	$1,175,000	$1,025,000
Average amount outstanding during the period	$1,092,382	$995,508
Facility fees	$185	$147

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the condensed consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	December 31, 2020	March 31, 2020
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments:
Assets	$-	$-
Liabilities	$6,158	$8,214
Notional amount	$235,000	$235,000

	The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

	December 31, 2020	December 31, 2019
	(Unaudited)
	(In thousands)
Gain recognized in AOCI on interest rate contracts	$(1,007)	$(901)
Gain reclassified from AOCI into income	$(972)	$(422)

Gains or losses recognized in income on derivatives are recorded as interest expense in the condensed consolidated statements of operations. During the first nine months of fiscal 2021, we recognized a decrease in the fair value of our cash flow hedges of $ 0.5 million, net of taxes. During the first nine months of fiscal 2021, we reclassified $ 2.7 million from accumulated other comprehensive income (loss) (“AOCI”) to interest expense. As of December 31, 2020, we expect to reclassify $ 3.8 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

6. Accumulated Other Comprehensive Income (Loss)

A summary of AOCI components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance as of March 31, 2020	$(47,235)	$90,684	$(6,196)	$(2,601)	$34,652
Foreign currency translation	(5,193)	-	-	-	(5,193)
Unrealized net gain on investments	-	54,900	-	-	54,900
Change in fair value of cash flow hedges	-	-	(471)	-	(471)
Amounts reclassified into earnings on hedging activities	-	-	2,022	-	2,022
Other comprehensive income (loss)	(5,193)	54,900	1,551	-	51,258
Balance as of December 31, 2020	$(52,428)	$145,584	$(4,645)	$(2,601)	$85,910

7. Stockholders' Equity

The dividends declared or paid during the first nine months of fiscal 2021 were as follows:

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

August 20, 2020	$0.50	September 7, 2020	September 21, 2020
December 9, 2020	$2.00	December 21, 2020	December 30, 2020

As of December 31, 2020, no awards had been issued under the 2016 AMERCO Stock Option Plan.

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

Lessee

We determine if an arrangement is a lease at inception. Operating leases, which are comprised primarily of storage rental locations, are included in ROU assets - operating and operating lease liability in our condensed consolidated balance sheets. Finance leases, which are comprised primarily of rental equipment leases, are included in ROU assets - financing, net, and notes, loans and finance/capital leases payable, net in our condensed consolidated balance sheets.

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

The standard also changed the manner by which we account for our equipment sale/leaseback transactions.   Based on our assessment, the lease transactions are classified as financing leases, and therefore the transactions do not qualify as a sale.   New sale leaseback transactions that fail to qualify as a sale are accounted for as a financial liability.   Please see Note 4, Borrowings, of the Notes to Condendsed Consolidated Finanical Statements for additional information.

The following table shows the components of our ROU assets:

	As of December 31, 2020
	Finance	Operating	Total
	(Unaudited)
	(In thousands)

Buildings and improvements	$-	$132,011	$132,011
Furniture and equipment	20,966	-	20,966
Rental trailers and other rental equipment	106,961	-	106,961
Rental trucks	1,614,194	-	1,614,194
Right-of-use assets, gross	1,742,121	132,011	1,874,132
Less: Accumulated depreciation	(821,800)	(34,825)	(856,625)
Right-of-use assets, net	$920,321	$97,186	$1,017,507

	Finance	Operating
	(Unaudited)
Weighted average remaining lease term (years)	4	14.5
Weighted average discount rate	3.5%	4.6%

For the first nine months ended December 31, 2020, cash paid for leases included in our operating and financing cash flow activities were $ 10.2 million and $ 173.5 million, respectively. Non-cash activities for ROU assets in exchange for lease liabilities were $ 5.9 million for the nine months ended December 31, 2020 amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

The components of lease costs were as follows:

Nine Months Ended
December 31, 2020
(Unaudited)
(In thousands)

Operating lease costs	$22,564

Finance lease cost:
Amortization of ROU assets	$116,002
Interest on lease liabilities	17,448
Total finance lease cost	$133,450

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending December 31,	(In thousands)

2021	$190,770	$24,267
2022	144,558	22,367
2023	123,094	21,339
2024	86,571	13,767
2025	48,711	4,809
Thereafter	12,389	63,677
Total lease payments	606,093	150,226
Less: imputed interest	(44,742)	(53,002)
Present value of lease liabilities	$561,351	$97,224

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

During the nine months of fiscal 2021, the Company has been impacted by the spread of COVID-19. The extent to which COVID-19 impacts the Company's business, operations and financial results will continue to evolve in ways that the Company is not fully able to predict at this time. We have experienced customer initiated changes in behavior, actions by government entities, concerns from our workforce, and reactions from the capital markets.

Although the Company cannot estimate the length or gravity of the impact of COVID-19 at this time, if the pandemic continues, it may have a material adverse effect on the Company's results of future operations, financial position and liquidity in fiscal 2021 and beyond.

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

Related Party Revenue

	Quarter Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$6,350	$5,763
U-Haul management fee revenue from Mercury	2,415	3,335
	$8,765	$9,098

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$19,142	$18,330
U-Haul management fee revenue from Mercury	4,810	5,157
	$23,952	$23,487

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4 % and 10 % of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $ 24.5 million and $ 22.7 million from the above-mentioned entities during the first nine months of fiscal 2021 and 2020, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.   Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

Related Party Costs and Expenses

	Quarter Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$658	$658
U-Haul commission expenses to Blackwater	18,099	14,140
	$18,757	$14,798

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,973	$1,974
U-Haul commission expenses to Blackwater	53,964	49,959
	$55,937	$51,933

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of December 31, 2020, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 19.1 million, expenses of $ 2.0 million and cash flows of $ 17.0 million during the first nine months of fiscal 2021. Revenues and commission expenses related to the Dealer Agreements were $ 252.6 million and $ 54.0 million, respectively, during the first nine months of fiscal 2021.

In June 2020, we purchased an airplane from SAC Holdings for $ 0.4 million.

In December 2020, AMERCO contributed $12.0 million to Oxford in the form of a surplus note with an interest rate of 4.0%. This note will be repaid to AMERCO with interest over the next seven years.

Management determined that we do not have a variable interest pursuant to the variable interest entity (“VIE”) model under ASC 810 - Consolidation (“ASC 810”) in the holding entities of Blackwater based upon management agreements which are with the individual operating entities; therefore, we are precluded from consolidating these entities.

Related Party Assets

	December 31,	March 31,
	2020	2020
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$36,171	$25,293
U-Haul receivable from Mercury	9,765	9,893
Other (a)	(10,973)	(402)
	$34,963	$34,784

(a)       Timing differences for intercompany balances with insurance subsidiaries resulting from the three-month difference in reporting periods . Our credit balance as of December 31, 2020, was due to a net timing difference for a dividend paid by Repwest to AMERCO of $ 22.6 million and a surplus note entered into by Oxford with AMERCO for $ 12.0 million.

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

11. Financial Information by Consolidating Industry Segment:

Consolidating balance sheets by industry segment as of December 31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$1,250,267	$7,046	$141,527	$-		$1,398,840
Reinsurance recoverables and trade receivables, net	99,176	86,615	38,656	-		224,447
Inventories and parts, net	104,180	-	-	-		104,180
Prepaid expenses	450,889	-	-	-		450,889
Investments, fixed maturities and marketable equities	-	291,509	2,315,444	-		2,606,953
Investments, other	20,988	103,715	323,199	-		447,902
Deferred policy acquisition costs, net	-	-	92,139	-		92,139
Other assets	41,180	614	2,467	-		44,261
Right of use assets - financing, net	920,321	-	-	-		920,321
Right of use assets - operating	96,852	149	185	-		97,186
Related party assets	62,120	7,275	14,099	(48,531)	(c)	34,963
	3,045,973	496,923	2,927,716	(48,531)		6,422,081

Investment in subsidiaries	708,441	-	-	(708,441)	(b)	-

Property, plant and equipment, at cost:
Land	1,059,177	-	-	-		1,059,177
Buildings and improvements	4,996,900	-	-	-		4,996,900
Furniture and equipment	778,732	-	-	-		778,732
Rental trailers and other rental equipment	552,892	-	-	-		552,892
Rental trucks	3,629,888	-	-	-		3,629,888
	11,017,589	-	-	-		11,017,589
Less: Accumulated depreciation	(2,992,365)	-	-	-		(2,992,365)
Total property, plant and equipment, net	8,025,224	-	-	-		8,025,224
Total assets	$11,779,638	$496,923	$2,927,716	$(756,972)		$14,447,305

(a) Balances as of September 30, 2020
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating balance sheets by industry segment as of December 31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$597,902	$3,419	$7,444	$-		$608,765
Notes, loans and finance/capital leases payable, net	4,666,968	-	11,259	-		4,678,227
Operating lease liability	96,874	155	195	-		97,224
Policy benefits and losses, claims and loss expenses payable	422,473	201,516	389,593	-		1,013,582
Liabilities from investment contracts	-	-	1,997,936	-		1,997,936
Other policyholders' funds and liabilities	-	80	34,787	-		34,867
Deferred income	37,005	-	-	-		37,005
Deferred income taxes, net	1,180,285	11,736	30,523	-		1,222,544
Related party liabilities	25,026	3,655	1,300	(29,981)	(c)	-
Total liabilities	7,026,533	220,561	2,473,037	(29,981)		9,690,150

Stockholders' equity:
Series preferred stock:
Series A preferred stock	-	-	-	-		-
Series B preferred stock	-	-	-	-		-
Series A common stock	-	-	-	-		-
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	81,860	20,169	121,366	(137,485)	(b)	85,910
Retained earnings	4,884,369	161,772	304,542	(466,104)	(b)	4,884,579
Cost of common stock in treasury, net	(525,653)	-	-	-		(525,653)
Cost of preferred stock in treasury, net	(151,997)	-	-	-		(151,997)
Unearned employee stock ownership plan stock	-	-	-	-		-
Total stockholders' equity	4,753,105	276,362	454,679	(726,991)		4,757,155
Total liabilities and stockholders' equity	$11,779,638	$496,923	$2,927,716	$(756,972)		$14,447,305

(a) Balances as of September 30, 2020
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

Consolidating statement of operations by industry segment for the quarter ended December 31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$809,371	$-	$-	$(1,156)	(c)	$808,215
Self-storage revenues	123,024	-	-	-		123,024
Self-moving and self-storage products and service sales	74,586	-	-	-		74,586
Property management fees	8,765	-	-	-		8,765
Life insurance premiums	-	-	29,993	-		29,993
Property and casualty insurance premiums	-	20,706	-	(773)	(c)	19,933
Net investment and interest income	524	5,934	30,092	(970)	(b)	35,580
Other revenue	69,011	-	992	(117)	(b)	69,886
Total revenues	1,085,281	26,640	61,077	(3,016)		1,169,982

Costs and expenses:
Operating expenses	526,884	10,072	5,027	(2,041)	(b,c)	539,942
Commission expenses	86,891	-	-	-		86,891
Cost of sales	45,752	-	-	-		45,752
Benefits and losses	-	4,908	40,723	-		45,631
Amortization of deferred policy acquisition costs	-	-	6,572	-		6,572
Lease expense	8,024	169	31	(702)	(b)	7,522
Depreciation, net of gains on disposal	152,602	-	-	-		152,602
Net losses on disposal of real estate	1,124	-	-	-		1,124
Total costs and expenses	821,277	15,149	52,353	(2,743)		886,036

Earnings from operations before equity in earnings of subsidiaries	264,004	11,491	8,724	(273)		283,946

Equity in earnings of subsidiaries	16,117	-	-	(16,117)	(d)	-

Earnings from operations	280,121	11,491	8,724	(16,390)		283,946
Other components of net periodic benefit costs	(247)	-	-	-		(247)
Interest expense	(42,401)	-	-	273	(b)	(42,128)
Pretax earnings	237,473	11,491	8,724	(16,117)		241,571
Income tax expense	(54,488)	(2,405)	(1,693)	-		(58,586)
Earnings available to common stockholders	$182,985	$9,086	$7,031	$(16,117)		$182,985

(a) Balances for the quarter ended September 30, 2020
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating statements of operations by industry for the quarter ended December 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$622,902	$-	$-	$(1,431)	(c)	$621,471
Self-storage revenues	106,701	-	-	-		106,701
Self-moving and self-storage products and service sales	54,454	-	-	-		54,454
Property management fees	9,098	-	-	-		9,098
Life insurance premiums	-	-	31,164	-		31,164
Property and casualty insurance premiums	-	20,040	-	(773)	(c)	19,267
Net investment and interest income	2,351	5,326	26,550	(445)	(b)	33,782
Other revenue	50,858	-	1,175	(90)	(b)	51,943
Total revenues	846,364	25,366	58,889	(2,739)		927,880

Costs and expenses:
Operating expenses	505,473	9,309	4,962	(2,291)	(b,c)	517,453
Commission expenses	66,542	-	-	-		66,542
Cost of sales	35,318	-	-	-		35,318
Benefits and losses	-	6,173	36,691	-		42,864
Amortization of deferred policy acquisition costs	-	-	8,046	-		8,046
Lease expense	6,660	-	-	(170)	(b)	6,490
Depreciation, net of losses on disposal	170,074	-	-	-		170,074
Net losses on disposal of real estate	528	-	-	-		528
Total costs and expenses	784,595	15,482	49,699	(2,461)		847,315

Earnings from operations before equity in earnings of subsidiaries	61,769	9,884	9,190	(278)		80,565

Equity in earnings of subsidiaries	15,196	-	-	(15,196)	(d)	-

Earnings from operations	76,965	9,884	9,190	(15,474)		80,565
Other components of net periodic benefit costs	(263)	-	-	-		(263)
Interest expense	(40,251)	-	-	278	(b)	(39,973)
Pretax earnings	36,451	9,884	9,190	(15,196)		40,329
Income tax expense	(5,519)	(2,083)	(1,795)	-		(9,397)
Earnings available to common stockholders	$30,932	$7,801	$7,395	$(15,196)		$30,932

(a) Balances for the quarter ended September 30, 2019
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating statements of operations by industry for the nine months ended December 31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,396,098	$-	$-	$(2,568)	(c)	$2,393,530
Self-storage revenues	347,252	-	-	-		347,252
Self-moving and self-storage products and service sales	264,564	-	-	-		264,564
Property management fees	23,952	-	-	-		23,952
Life insurance premiums	-	-	91,958	-		91,958
Property and casualty insurance premiums	-	51,934	-	(2,398)	(c)	49,536
Net investment and interest income	1,781	11,013	75,749	(2,648)	(b)	85,895
Other revenue	223,252	-	2,583	(395)	(b)	225,440
Total revenues	3,256,899	62,947	170,290	(8,009)		3,482,127

Costs and expenses:
Operating expenses	1,569,763	27,063	15,208	(5,347)	(b,c)	1,606,687
Commission expenses	255,431	-	-	-		255,431
Cost of sales	159,516	-	-	-		159,516
Benefits and losses	-	11,376	119,284	-		130,660
Amortization of deferred policy acquisition costs	-	-	19,012	-		19,012
Lease expense	22,564	170	102	(1,841)	(b)	20,995
Depreciation, net of gains on disposal	455,711	-	-	-		455,711
Net losses on disposal of real estate	4,293	-	-	-		4,293
Total costs and expenses	2,467,278	38,609	153,606	(7,188)		2,652,305

Earnings from operations before equity in earnings of subsidiaries	789,621	24,338	16,684	(821)		829,822

Equity in earnings of subsidiaries	32,850	-	-	(32,850)	(d)	-

Earnings from operations	822,471	24,338	16,684	(33,671)		829,822
Other components of net periodic benefit costs	(740)	-	-	-		(740)
Interest expense	(122,995)	-	-	821	(b)	(122,174)
Pretax earnings	698,736	24,338	16,684	(32,850)		706,908
Income tax expense	(161,660)	(5,121)	(3,051)	-		(169,832)
Earnings available to common stockholders	$537,076	$19,217	$13,633	$(32,850)		$537,076

(a) Balances for the nine months ended September 30, 2020
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating statements of operations by industry for the nine months ended December 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,177,697	$-	$-	$(3,305)	(c)	$2,174,392
Self-storage revenues	309,940	-	-	-		309,940
Self-moving and self-storage products and service sales	207,601	-	-	-		207,601
Property management fees	23,487	-	-	-		23,487
Life insurance premiums	-	-	96,229	-		96,229
Property and casualty insurance premiums	-	53,370	-	(2,314)	(c)	51,056
Net investment and interest income	8,649	15,829	79,416	(1,265)	(b)	102,629
Other revenue	188,940	-	3,424	(355)	(b)	192,009
Total revenues	2,916,314	69,199	179,069	(7,239)		3,157,343

Costs and expenses:
Operating expenses	1,580,705	26,785	15,809	(5,961)	(b,c)	1,617,338
Commission expenses	233,540	-	-	-		233,540
Cost of sales	128,177	-	-	-		128,177
Benefits and losses	-	14,972	122,723	-		137,695
Amortization of deferred policy acquisition costs	-	-	20,625	-		20,625
Lease expense	20,324	-	-	(442)	(b)	19,882
Depreciation, net of gains on disposal	462,227	-	-	-		462,227
Net gains on disposal of real estate	(1,311)	-	-	-		(1,311)
Total costs and expenses	2,423,662	41,757	159,157	(6,403)		2,618,173

Earnings from operations before equity in earnings of subsidiaries	492,652	27,442	19,912	(836)		539,170

Equity in earnings of subsidiaries	37,941	-	-	(37,941)	(d)	-

Earnings from operations	530,593	27,442	19,912	(38,777)		539,170
Other components of net periodic benefit costs	(790)	-	-	-		(790)
Interest expense	(118,819)	-	-	836	(b)	(117,983)
Pretax earnings	410,984	27,442	19,912	(37,941)		420,397
Income tax expense	(91,304)	(5,725)	(3,688)	-		(100,717)
Earnings available to common stockholders	$319,680	$21,717	$16,224	$(37,941)		$319,680

(a) Balances for the nine months ended September 30, 2019
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$537,076	$19,217	$13,633	$(32,850)	$537,076
Earnings from consolidated entities	(32,850)	-	-	32,850	-
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	495,794	-	-	-	495,794
Amortization of deferred policy acquisition costs	-	-	19,012	-	19,012
Amortization of premiums and accretion of discounts related to investments, net	-	1,180	9,017	-	10,197
Amortization of debt issuance costs	4,645	-	-	-	4,645
Interest credited to policyholders	-	-	38,672	-	38,672
Change in allowance for losses on trade receivables	(573)	-	(1)	-	(574)
Change in allowance for inventories and parts reserve	3,259	-	-	-	3,259
Net gains on disposal of personal property	(40,083)	-	-	-	(40,083)
Net losses on disposal of real estate	4,293	-	-	-	4,293
Net gains on sales of investments	-	(86)	(5,558)	-	(5,644)
Net losses on equity investments	-	669	-	-	669
Deferred income taxes	116,099	1,685	(759)	-	117,025
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(39,327)	5,880	(6,052)	-	(39,499)
Inventories and parts	(6,349)	-	-	-	(6,349)
Prepaid expenses	112,428	-	-	-	112,428
Capitalization of deferred policy acquisition costs	-	-	(24,903)	-	(24,903)
Other assets	30,337	286	(503)	-	30,120
Related party assets	(20,643)	(151)	-	-	(20,794)
Accounts payable and accrued expenses	96,269	(2,106)	2,988	-	97,151
Policy benefits and losses, claims and loss expenses payable	10,526	(8,824)	12,394	-	14,096
Other policyholders' funds and liabilities	-	(5,671)	30,348	-	24,677
Deferred income	5,483	-	1,368	-	6,851
Related party liabilities	749	(946)	(1,369)	-	(1,566)
Net cash provided by operating activities	1,277,133	11,133	88,287	-	1,376,553

Cash flows from investing activities:
Escrow deposits	(1,978)	-	-	-	(1,978)
Purchases of:
Property, plant and equipment	(961,995)	-	-	-	(961,995)
Short term investments	-	(38,789)	(1)	-	(38,790)
Fixed maturities investments	-	(10,438)	(341,869)	-	(352,307)
Equity securities	-	-	(838)	-	(838)
Preferred stock	-	-	(16,144)	-	(16,144)
Real estate	-	-	(274)	-	(274)
Mortgage loans	-	(14,780)	(77,501)	-	(92,281)
Proceeds from sales and paydowns of:
Property, plant and equipment	434,860	-	-	-	434,860
Short term investments	-	38,830	-	-	38,830
Fixed maturities investments	-	14,217	317,190	-	331,407
Equity securities	-	-	72	-	72
Preferred stock	-	1,200	-	-	1,200
Mortgage loans	-	879	3,865	-	4,744
Net cash used by investing activities	(529,113)	(8,881)	(115,500)	-	(653,494)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2020

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	780,932	-	9,600	-	790,532
Principal repayments on credit facilities	(558,280)	-	(9,788)	-	(568,068)
Payments of debt issuance costs	(5,020)	-	-	-	(5,020)
Finance/capital lease payments	(173,520)	-	-	-	(173,520)
Common stock dividends paid	(49,019)	-	-	-	(49,019)
Net contribution from (to) related party	41,199	-	(18,599)	-	22,600
Investment contract deposits	-	-	326,055	-	326,055
Investment contract withdrawals	-	-	(169,008)	-	(169,008)
Net cash provided by financing activities	36,292	-	138,260	-	174,552

Effects of exchange rate on cash	6,877	-	-	-	6,877

Increase in cash and cash equivalents	791,189	2,252	111,047	-	904,488
Cash and cash equivalents at beginning of period	459,078	4,794	30,480	-	494,352
Cash and cash equivalents at end of period	$1,250,267	$7,046	$141,527	$-	$1,398,840
	(page 2 of 2)
(a) Balance for the period ended September 30, 2020

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$319,680	$21,717	$16,224	$(37,941)	$319,680
Earnings from consolidated entities	(37,941)	-	-	37,941	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	494,753	-	-	-	494,753
Amortization of deferred policy acquisition costs	-	-	20,625	-	20,625
Amortization of premiums and accretion of discounts related to investments, net	-	1,129	8,719	-	9,848
Amortization of debt issuance costs	3,275	-	-	-	3,275
Interest credited to policyholders	-	-	38,169	-	38,169
Change in allowance for losses on trade receivables	(76)	-	-	-	(76)
Change in allowance for inventories and parts reserve	(85)	-	-	-	(85)
Net gains on disposal of personal property	(32,526)	-	-	-	(32,526)
Net gains on disposal of real estate	(1,311)	-	-	-	(1,311)
Net gains on sales of investments	-	(178)	(8,599)	-	(8,777)
Net gains on equity investments	-	(3,749)	-	-	(3,749)
Deferred income taxes	94,258	(1,150)	(5,303)	-	87,805
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	18,799	5,931	29	-	24,759
Inventories and parts	589	-	-	-	589
Prepaid expenses	(16,402)	-	-	-	(16,402)
Capitalization of deferred policy acquisition costs	-	-	(17,530)	-	(17,530)
Other assets	(2,215)	1,973	(51)	-	(293)
Related party assets	(16,151)	(1,356)	-	-	(17,507)
Accounts payable and accrued expenses	42,453	(199)	9,500	-	51,754
Policy benefits and losses, claims and loss expenses payable	8,353	(6,067)	1,688	-	3,974
Other policyholders' funds and liabilities	-	578	(2,701)	-	(2,123)
Deferred income	(2,317)	-		-	(2,317)
Related party liabilities	(956)	1,192	210	-	446
Net cash provided by operating activities	872,180	19,821	60,980	-	952,981

Cash flows from investing activities:
Escrow deposits	7,153	-	-	-	7,153
Purchases of:
Property, plant and equipment	(1,917,862)	-	-	-	(1,917,862)
Short term investments	-	(47,036)	(421)	-	(47,457)
Fixed maturities investments	-	(8,954)	(258,955)	-	(267,909)
Equity securities	-	-	(83)	-	(83)
Real estate	-	(328)	(156)	-	(484)
Mortgage loans	-	(12,750)	(30,335)	-	(43,085)
Proceeds from sales and paydowns of:
Property, plant and equipment	599,797	-	-	-	599,797
Short term investments	-	46,859	-	-	46,859
Fixed maturities investments	-	21,981	171,215	-	193,196
Equity securities	-	185	-	-	185
Real estate	311	-	-	-	311
Mortgage loans	-	1,933	7,119	-	9,052
Net cash provided (used) by investing activities	(1,310,601)	1,890	(111,616)	-	(1,420,327)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2019

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	865,362	-	2,500	-	867,862
Principal repayments on credit facilities	(222,832)	-	(2,500)	-	(225,332)
Payment of debt issuance costs	(3,671)	-	-	-	(3,671)
Finance/capital lease payments	(247,188)	-	-	-	(247,188)
Employee stock ownership plan stock	(206)	-	-	-	(206)
Common stock dividend paid	(19,600)	-	-	-	(19,600)
Net contribution from (to) related party	21,600	(21,600)	-	-	-
Investment contract deposits	-	-	171,465	-	171,465
Investment contract withdrawals	-	-	(122,948)	-	(122,948)
Net cash provided (used) by financing activities	393,465	(21,600)	48,517	-	420,382

Effects of exchange rate on cash	5,214	-	-	-	5,214

Increase (decrease) in cash and cash equivalents	(39,742)	111	(2,119)	-	(41,750)
Cash and cash equivalents at beginning of period	643,918	5,757	24,026	-	673,701
Cash and cash equivalents at end of period	$604,176	$5,868	$21,907	$-	$631,951
	(page 2 of 2)
(a) Balance for the period ended September 30, 2019

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended December 31, 2020
Total revenues	$1,114,816	$55,166	$1,169,982
Depreciation and amortization, net of (gains) losses on disposal	158,844	1,454	160,298
Interest expense	41,378	750	42,128
Pretax earnings	233,163	8,408	241,571
Income tax expense	56,237	2,349	58,586
Identifiable assets	14,020,573	426,732	14,447,305

Quarter Ended December 31, 2019
Total revenues	$886,731	$41,149	$927,880
Depreciation and amortization, net of (gains) losses on disposal	174,669	3,979	178,648
Interest expense	39,042	931	39,973
Pretax earnings (losses)	40,606	(277)	40,329
Income tax expense	9,303	94	9,397
Identifiable assets	12,575,914	418,408	12,994,322

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine Months Ended December 31, 2020
Total revenues	$3,318,854	$163,273	$3,482,127
Depreciation and amortization, net of (gains) losses on disposal	471,592	7,424	479,016
Interest expense	120,015	2,159	122,174
Pretax earnings	685,312	21,596	706,908
Income tax expense	163,644	6,188	169,832
Identifiable assets	14,020,573	426,732	14,447,305

Nine Months Ended December 31, 2019
Total revenues	$3,008,067	$149,276	$3,157,343
Depreciation and amortization, net of (gains) losses on disposal	471,535	10,006	481,541
Interest expense	115,523	2,460	117,983
Pretax earnings	411,565	8,832	420,397
Income tax expense	97,951	2,766	100,717
Identifiable assets	12,575,914	418,408	12,994,322

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$317	$292
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	230	241
Other components	17	22
Total other components of net periodic benefit costs	247	263
Net periodic postretirement benefit cost	$564	$555

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$950	$876
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	689	723
Other components	51	67
Total other components of net periodic benefit costs	740	790
Net periodic postretirement benefit cost	$1,690	$1,666

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
As of December 31, 2020	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$224,447	$-	$-	$224,447	$224,447
Mortgage loans, net	350,210	-	-	350,210	350,210
Other investments	97,692	-	-	97,692	97,692
Total	$672,349	$-	$-	$672,349	$672,349

Liabilities
Notes, loans and finance/capital leases payable	4,678,227	-	4,678,227	-	4,452,716
Total	$4,678,227	$-	$4,678,227	$-	$4,452,716

	Fair Value Hierarchy
	Carrying				Total Estimated
As of March 31, 2020	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$186,672	$-	$-	$186,672	$186,672
Mortgage loans, net	262,688	-	-	262,688	262,688
Other investments	97,685	-	-	97,685	97,685
Total	$547,045	$-	$-	$547,045	$547,045

Liabilities
Notes, loans and finance/capital leases payable	4,651,068	-	4,651,068	-	4,342,308
Total	$4,651,068	$-	$4,651,068	$-	$4,342,308

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of December 31, 2020 and March 31, 2020 that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of December 31, 2020	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$1,128,967	$1,128,667	$300	$-
Fixed maturities - available for sale	2,565,293	7,602	2,557,532	159
Preferred stock	22,215	22,215	-	-
Common stock	19,445	19,445	-	-
Derivatives	5,797	5,797	-	-
Total	$3,741,717	$1,183,726	$2,557,832	$159

Liabilities
Derivatives	6,158	-	6,158	-
Total	$6,158	$-	$6,158	$-

As of March 31, 2020	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$369,279	$368,968	$311	$-
Fixed maturities - available for sale	2,466,048	7,156	2,458,731	161
Preferred stock	6,675	6,675	-	-
Common stock	20,015	20,015	-	-
Derivatives	5,944	5,944	-	-
Total	$2,867,961	$408,758	$2,459,042	$161

Liabilities
Derivatives	8,214	-	8,214	-
Total	$8,214	$-	$8,214	$-

The fair value measurements for our assets using significant unobservable inputs (Level 3) were $ 0.2 million for both December 31, 2020 and March 31, 2020.

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of December 31, 2020 and March 31, 2020.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct in accordance with paragraph 606-10-25-19. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity's ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance for the Management Fee component of the compensation received in exchange for the service. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. Historically, these fees have been recognized once fully determinable. Under Topic 606, we measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the third quarter of fiscal 2021 did not have a material effect on our financial statements.

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

Revenue Recognized in Accordance withTopic 842/840

Our self-moving rental revenues meet the definition of a lease pursuant to the guidance in ASU 2016-02, Leases (Topic 842) because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right.   Therefore, upon adoption of ASU 2016-02 on April 1, 2019, self-rental contracts are being accounted for as leases. We do not expect this change to result in a change in the timing and pattern of recognition of the related revenues due to the short-term nature of the self-moving rental contracts. Please see Note 8, Leases, of the Notes to Condensed Consolidated Financial Statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$4,277	$-	$-	$-	$-	$-
Property lease revenues	17,799	12,671	9,600	7,055	5,474	55,849
Total	$22,076	$12,671	$9,600	$7,055	$5,474	$55,849

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

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$51,161	$31,695
Revenues recognized at a point in time:	84,820	64,802
Total revenues recognized under ASC 606	135,981	96,497

Revenues recognized under ASC 842 or 840	945,024	745,378
Revenues recognized under ASC 944	53,397	52,223
Revenues recognized under ASC 320	35,580	33,782
Total revenues	$1,169,982	$927,880

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$165,445	$119,760
Revenues recognized at a point in time:	304,522	242,238
Total revenues recognized under ASC 606	469,967	361,998

Revenues recognized under ASC 842 or 840	2,780,668	2,540,372
Revenues recognized under ASC 944	145,597	152,344
Revenues recognized under ASC 320	85,895	102,629
Total revenues	$3,482,127	$3,157,343

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

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). However, management has determined that the current and reasonable and supportable forecasted economic conditions have declined as compared with the economic conditions included in the historical information partially as a result of COVID-19 during the first quarter of fiscal 2021. To adjust the historical loss rates to reflect the effects of these differences in current conditions and forecasted changes, management estimated the loss rate at approximately 5%. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses at December 31, 2020 was $ 2.9 million.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during the quarter ended December 31, 2020.

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

The following details the changes in the Company's reserve allowance for credit losses for trade receivables, fixed maturities and investments, other for the first nine months of fiscal 2021:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(In thousands)
Balance as of March 31, 2020	$2,680	$503	$501	$3,684
Transition adjustment current expected credit losses	196	1,811	10	2,017
Write-offs against allowance	-	-	-	-
Recoveries	-	-	-	-
Balance as of December 31, 2020	$2,876	$2,314	$511	$5,701

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update require insurance companies to annually review and update the assumptions used for measuring the liability under long-duration contracts, such as life insurance, disability income, and annuities. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2020. In November 2020, FASB issued ASU 2020-11, Financial Services - Insurance (Topic 944) , which deferred the effective date of ASU 2018-12 to December 15, 2022. We are currently in the process of evaluating the impact of the adoption of ASU 2018-12 on our financial statements; however, the adoption of ASU 2018-12 will impact the statements of operations because the effect of any update to the assumptions we used at the inception of the contracts will be recorded in net income.

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

In January 2021, the FASB issued ASU 2021-1, Reference Rate Reform (Topic 848) . This standard permits a company to apply certain optional expedients to modifications of interest rate indexes used for margining, discounting or contract price alignment of certain derivatives as a result of reference rate reform initiatives (“discounting transitions”). Extends optional expedients to account for a derivative contract modified as a continuation of the existing contract and to continue hedge accounting with certain critical terms of a hedging relationship change to modifications made as part of the discounting transition. This standard is effective immediately, may be applied as of the beginning of the interim period that includes March 12, 2020 and is available for a limited time, generally through December 31, 2022.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2021, compared with the third quarter and first nine months of fiscal 2020, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2021.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2020 compared with the Quarter Ended December 31, 2019

Listed below, on a consolidated basis, are revenues for our major product lines for the third quarter of fiscal 2021 and the third quarter of fiscal 2020:

	Quarter Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$808,215	$621,471
Self-storage revenues	123,024	106,701
Self-moving and self-storage products and service sales	74,586	54,454
Property management fees	8,765	9,098
Life insurance premiums	29,993	31,164
Property and casualty insurance premiums	19,933	19,267
Net investment and interest income	35,580	33,782
Other revenue	69,886	51,943
Consolidated revenue	$1,169,982	$927,880

Self-moving equipment rental revenues increased $186.7 million during the third quarter of fiscal 2021, compared with the third quarter of fiscal 2020. Transactions along with average revenue per transaction increased for both our In-town and one-way markets.   During the quarter we experienced an increase in the volume of our Corporate Account business.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and trailers in the rental fleet.

Self-storage revenues increased $16.3 million during the third quarter of fiscal 2021, compared with the third quarter of fiscal 2020.   The average monthly number of occupied units increased by 20%, or 65,000 units, during the third quarter of fiscal 2021 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations and from the addition of new capacity to the portfolio. Over the last twelve months, we added approximately 4.1 million net rentable square feet, or a 10% increase, with approximately 1.0 million of that coming on during the third quarter of fiscal 2021.

Sales of self-moving and self-storage products and services increased $20.1 million during the third quarter of fiscal 2021, compared with third quarter of fiscal 2020. This was due to increased sales of hitches, moving supplies and propane.

Life insurance premiums decreased $1.2 million during the third quarter of fiscal 2021, compared with the third quarter of fiscal 2020 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.7 million during the third quarter of fiscal 2021, compared with the third quarter of fiscal 2020. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during July, August and September.

Net investment and interest income increased $1.8 million during the third quarter of fiscal 2021, compared with the third quarter of fiscal 2020. Changes in the market value of unaffiliated common stocks held in our Property and Casualty Insurance subsidiary accounted for $0.4 million of the increase and a $1.0 million realized gain in derivatives used as hedges for our fixed indexed annuities at our life insurance subsidiary also contributed to the increase during the third quarter of fiscal 2021. Realized capital gains from the sale of fixed maturities increased by $2.2 million.   In addition, the change in the provision for expected credit losses stemming from ASU 2016-13 resulted in an increase to net investment income of $2.0 million for the third quarter of fiscal 2021.   Interest earned on short-term cash at Moving and Storage decreased $1.8 million from lower interest rates.

Other revenue increased $17.9 million during the past nine months of fiscal 2021, compared with the same nine months of fiscal 2020, primarily coming from increased moving and storage transactions within our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2021 and the third quarter of fiscal 2020. The insurance companies' third quarters ended September 30, 2020 and 2019.

	Quarter Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,085,281	$846,364
Earnings from operations before equity in earnings of subsidiaries	264,004	61,769
Property and casualty insurance
Revenues	26,640	25,366
Earnings from operations	11,491	9,884
Life insurance
Revenues	61,077	58,889
Earnings from operations	8,724	9,190
Eliminations
Revenues	(3,016)	(2,739)
Earnings from operations before equity in earnings of subsidiaries	(273)	(278)
Consolidated results
Revenues	1,169,982	927,880
Earnings from operations	283,946	80,565

Total costs and expenses increased $38.7 million during the third quarter of fiscal 2021, compared with the third quarter of fiscal 2020. Operating expenses for Moving and Storage increased $21.4 million from personnel, liability costs, property taxes and shipping costs associated with U-Box. Repair costs associated with the rental fleet experienced a $2.9 million increase during the quarter.   Although fewer trucks were sold, net gains from the disposal of rental equipment increased $13.1 million from higher resale values. Depreciation expense associated with our rental fleet decreased $9.5 million to $119.7 as new truck production has been slowed by COVID-19 related delays earlier this year at manufacturers.   Depreciation expense on all other assets, largely from buildings and improvements, increased $5.1 million to $43.9 million. Losses on real estate increased $0.6 million as we have begun this year to identify and write-off the remaining book value of roofs that we have had to replace.   Cost of goods sold associated with our retail sales programs have increased in relation to the increase in sales activity.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased $203.4 million to $283.9 million for the third quarter of fiscal 2021, compared with $80.6 million for the third quarter of fiscal 2020.

Interest expense for the third quarter of fiscal 2021 was $42.1 million, compared with $40.0 million for the third quarter of fiscal 2020, due to increased borrowings.

Income tax expense was $58.6 million for the third quarter of fiscal 2021, compared with $9.4 million for the third quarter of fiscal 2020.

As a result of the above-mentioned items, earnings available to common stockholders were $183.0 million for the third quarter of fiscal 2021, compared with $30.9 million for the third quarter of fiscal 2020.

Basic and diluted earnings per share for the third quarter of fiscal 2021 were $9.33, compared with $1.58 for the third quarter of fiscal 2020.

The weighted average common shares outstanding basic and diluted were 19,607,788 for both the third quarter of fiscal 2021 and 2020.

Moving and Storage

Quarter Ended December 31, 2020 compared with the Quarter Ended December 31, 2019

Listed below are revenues for our major product lines at Moving and Storage for the third quarter of fiscal 2021 and the third quarter of fiscal 2020:

	Quarter Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$809,371	$622,902
Self-storage revenues	123,024	106,701
Self-moving and self-storage products and service sales	74,586	54,454
Property management fees	8,765	9,098
Net investment and interest income	524	2,351
Other revenue	69,011	50,858
Moving and Storage revenue	$1,085,281	$846,364

Self-moving equipment rental revenues increased $186.5 million during the third quarter of fiscal 2021, compared with the third quarter of fiscal 2020. Transactions along with average revenue per transaction increased for both our In-town and one-way markets.   During the quarter we experienced an increase in the volume of our Corporate Account business.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and trailers in the rental fleet.

Self-storage revenues increased $16.3 million during the third quarter of fiscal 2021, compared with the third quarter of fiscal 2020.   The average monthly number of occupied units increased by 20%, or 65,000 units, during the third quarter of fiscal 2021 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations and from the addition of new capacity to the portfolio. Over the last twelve months, we added approximately 4.1 million net rentable square feet, or a 10% increase, with approximately 1.0 million of that coming on during the third quarter of fiscal 2021.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	532	487
Square footage as of December 31	44,948	40,835
Average monthly number of units occupied	388	323
Average monthly occupancy rate based on unit count	73.4%	66.9%
Average monthly square footage occupied	34,802	29,318

Over the last twelve months, we added approximately 4.1 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 3.5%.

Sales of self-moving and self-storage products and services increased $20.1 million during the third quarter of fiscal 2021, compared with third quarter of fiscal 2020. This was due to increased sales of hitches, moving supplies and propane.

Net investment and interest income decreased $1.8 million during the third quarter of fiscal 2021, compared with the third quarter of fiscal 2020.   Average short-term cash held has increased from the third quarter of last year; however, earned rates on these invested balances have decreased.

Other revenue increased $18.2 million during the third quarter of fiscal 2021, compared with the third quarter of fiscal 2020 primarily coming from increased moving and storage transactions within our U-Box ® program.

Total costs and expenses increased $36.7 million during the third quarter of fiscal 2021, compared with the third quarter of fiscal 2020. Operating expenses for Moving and Storage increased $21.4 million from personnel, liability costs, property taxes and shipping costs associated with U-Box.   Repair costs associated with the rental fleet experienced a $2.9 million increase during the quarter.   Although fewer trucks were sold, net gains from the disposal of rental equipment increased $13.1 million from higher resale values. Depreciation expense associated with our rental fleet decreased $9.5 million to $119.7 as new truck production has been slowed by COVID-19 related delays at manufacturers earlier this year.   Depreciation expense on all other assets, largely from buildings and improvements, increased $5.1 million to $43.9 million. Losses on real estate increased $0.6 million as we have begun this year to identify and write-off the remaining book value of roofs that we have had to replace.   Cost of goods sold associated with our retail sales programs have increased in relation to the increase in sales activity.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased $202.2 million to $264.0 million for the third quarter of fiscal 2021, compared with $61.8 million for the third quarter of fiscal 2020.

Equity in the earnings of AMERCO's insurance subsidiaries was $16.1 million for the third quarter of fiscal 2021, compared with $15.2 million for the third quarter of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $280.1 million for the third quarter of fiscal 2021, compared with $77.0 million for the third quarter of fiscal 2020.

Property and Casualty Insurance

Quarter Ended September 30, 2020 compared with the Quarter Ended September 30, 2019

Net premiums were $20.7 million and $20.0 million for the third quarters ended September 30, 2020 and 2019, respectively. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during July, August and September.

Net investment and interest income were $5.9 million and $5.3 million for the third quarters ended September 30, 2020 and 2019, respectively. The main driver of the change in net investment income was the increase in valuation of unaffiliated common stock of $0.4 million. In addition, the provision for expected credit losses stemming from ASU 2016-13 resulted in an increase to net investment income of $0.4 million for the three months ended September 30, 2020.

Net operating expenses were $10.1 million and $9.3 million for the quarters ended September 30, 2020 and 2019, respectively due to an increase in commissions and loss adjusting fees.

Benefits and losses incurred were $4.9 million and $6.2 million for the third quarters ended September 30, 2020 and 2019, respectively. The decrease was due to favorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $11.5 million and $9.9 million for the third quarters ended September 30, 2020 and 2019, respectively.

Life Insurance

Quarter Ended September 30, 2020 compared with the Quarter Ended September 30, 2019

Net premiums were $30.0 million and $31.2 million for the third quarters ended September 30, 2020 and 2019, respectively.   Medicare Supplement premiums decreased $2.4 million from the policy decrements offset by premium rate increases. This was partially offset by a $1.3 million increase in life premiums from new sales. Premiums on the remaining lines of business decreased $0.1 million. Deferred annuity deposits were $190.3 million or $137.8 million above prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $30.1 million and $26.6 million for the third quarters ended September 30, 2020 and 2019, respectively The increase in realized capital gains was $ 2.2 million coupled with a $1.0 million increase in realized gains in derivatives used as hedges for our fixed indexed annuities. Investment income from fixed maturities and the remaining invested assets increased $1.2 million on a larger asset base.   In addition, the change in the provision for expected credit losses resulted in a $1.6 million increase to investment income. This was partially offset by a $2.5 million decrease in mortgage loan prepayment gains.

Benefits and losses incurred were $40.7 million and $36.7 million for the third quarters ended September 30, 2020 and 2019, respectively. Interest credited to policyholders increased $3.1 million from the improved interest credited rates on fixed indexed annuities driven by market improvements and from the increase in annuity deposit base from continued sales. Life benefits increased $3.1 million due to adverse mortality. Benefits on the remaining lines of business increased $0.5 million. This was offset by a $2.7 million decrease in Medicare supplement benefits from the declined policies in force.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $6.6 million and $8.0 million for the third quarters ended September 30, 2020 and 2019, respectively. A decrease in annuity DAC amortization resulted from a higher amortization expense in the prior year due to a one-time DAC write off. A decrease in life DAC amortization is from a reduction in policy lapses driven by the premium forbearance on policyholders. A decrease in Medicare supplement DAC Amortization is from a decline in the in-force.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $8.7 million and $9.2 million for the third quarters ended September 30, 2020 and 2019, respectively.

AMERCO and Consolidated Entities

Nine Months Ended December 31, 2020 compared with the Nine Months Ended December 31, 2019

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2021 and the first nine months of fiscal 2020:

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,393,530	$2,174,392
Self-storage revenues	347,252	309,940
Self-moving and self-storage products and service sales	264,564	207,601
Property management fees	23,952	23,487
Life insurance premiums	91,958	96,229
Property and casualty insurance premiums	49,536	51,056
Net investment and interest income	85,895	102,629
Other revenue	225,440	192,009
Consolidated revenue	$3,482,127	$3,157,343

Self-moving equipment rental revenues increased $219.1 million during the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020.   During our first quarter this year we experienced a decrease in these revenues of $94.3 million, or 13%.   Since then these revenues have increased $313.4 million or 22% over the last six months.   Transactions along with average revenue per transaction increased for both our In-town and one-way markets.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and trailers in the rental fleet.

Self-storage revenues increased $37.3 million during the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020.   The average monthly number of occupied units increased by 17%, or 53,000 units, during the first nine months of fiscal 2021 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations and from the addition of new capacity to the portfolio. Over the last twelve months we added approximately 4.1 million net rentable square feet, or a 10% increase, with approximately 2.9 million of that coming on during the first nine months of fiscal 2021.

Sales of self-moving and self-storage products and services increased $57.0 million for the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020. This was due to increased sales of hitches, moving supplies and propane.

Life insurance premiums decreased $4.3 million during the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums decreased $1.5 million during the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul rental transactions. The premium decrease corresponded with the decreased moving and storage transactions at U-Haul during January 2020 through September 2020.

Net investment and interest income decreased $16.7 million during the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020. Changes in the market value of unaffiliated common stocks held at our Property and Casualty Insurance subsidiary accounted for $4.5 million of the decrease for the nine months. A $4.0 million realized loss in derivatives used as hedges for our fixed indexed annuities at our life insurance subsidiary also contributed to the decrease during the nine months. In addition, the adoption of ASU 2016-13 resulted in net credit loss expense of $1.8 million for the nine months of fiscal 2021. Moving and Storage accounted for $6.9 million of the decrease due to a decrease in interest rates on short-term deposits.

Other revenue increased $33.4 million during the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020, primarily coming from increased moving and storage transactions within our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2021 and the first nine months of fiscal 2020. The insurance companies' first nine months ended September 30, 2020 and 2019.

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$3,256,899	$2,916,314
Earnings from operations before equity in earnings of subsidiaries	789,621	492,652
Property and casualty insurance
Revenues	62,947	69,199
Earnings from operations	24,338	27,442
Life insurance
Revenues	170,290	179,069
Earnings from operations	16,684	19,912
Eliminations
Revenues	(8,009)	(7,239)
Earnings from operations before equity in earnings of subsidiaries	(821)	(836)
Consolidated results
Revenues	3,482,127	3,157,343
Earnings from operations	829,822	539,170

Total costs and expenses increased $34.1 million during the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020. Operating expenses for Moving and Storage decreased $10.9 million. Repair costs associated with the rental fleet experienced a $31.7 million decrease for the nine months of fiscal 2021 due to fewer trucks being prepped for sale at auction. We experienced increases in liability costs, property taxes and shipping costs associated with U-Box transactions. Net gains from the disposal of rental equipment decreased $7.6 million from a reduction in auction activity due to COVID-19.   Depreciation expense associated with our rental fleet decreased $17.5 million to $366.1 million as new truck production has been slowed by COVID-19 related delays at manufacturers earlier in the year.   Depreciation expense on all other assets, largely from buildings and improvements, increased $18.6 million to $129.7 million. Losses on the disposal of real estate increased $5.6 million due to the condemnation of a property in the first quarter of fiscal 2020 combined with our ability this year to begin to identify and write-off the remaining book value of roofs that we have had to replace.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $829.8 million for the first nine months of fiscal 2021, as compared with $539.2 million for the first nine months of fiscal 2020.

Interest expense for the first nine months of fiscal 2021 was $122.2 million, compared with $118.0 million for the first nine months of fiscal 2020, primarily due to increased borrowings.

Income tax expense was $169.8 million for the first nine months of fiscal 2021, compared with $100.7 million for first nine months of fiscal 2020.

As a result of the above-mentioned items, earnings available to common shareholders were $537.1 million for the first nine months of fiscal 2021, compared with $319.7 million for the first nine months of fiscal 2020.

Basic and diluted earnings per common share for the first nine months of fiscal 2021 were $27.39, compared with $16.31 for the first nine months of fiscal 2020.

The weighted average common shares outstanding basic and diluted were 19,607,788 for the first nine months of fiscal 2021, compared with 19,602,484 for the first nine months of fiscal 2020.

Moving and Storage

Nine Months Ended December 31, 2020 compared with the Nine Months Ended December 31, 2019

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2021 and the first nine months of fiscal 2020:

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,396,098	$2,177,697
Self-storage revenues	347,252	309,940
Self-moving and self-storage products and service sales	264,564	207,601
Property management fees	23,952	23,487
Net investment and interest income	1,781	8,649
Other revenue	223,252	188,940
Moving and Storage revenue	$3,256,899	$2,916,314

Self-moving equipment rental revenues increased $218.4 million during the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020.   During our first quarter this year we experienced a decrease in these revenues of $94.3 million, or 13%.   Since then these revenues have increased $312.6 million or 22% over the last six months.   Transactions along with average revenue per transaction increased for both our In-town and one-way markets.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and trailers in the rental fleet.

Self-storage revenues increased $37.3 million during the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020.   The average monthly number of occupied units increased by 17%, or 53,000 units, during the first nine months of fiscal 2021 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations and from the addition of new capacity to the portfolio. Over the last twelve months we added approximately 4.1 million net rentable square feet, or a 10% increase, with approximately 2.9 million of that coming on during the first nine months of fiscal 2021.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	532	487
Square footage as of December 31	44,948	40,835
Average monthly number of units occupied	369	316
Average monthly occupancy rate based on unit count	71.0%	68.2%
Average monthly square footage occupied	33,036	28,646

Over the last twelve months, we added approximately 4.1 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 3.5%.

Sales of self-moving and self-storage products and services increased $57.0 million for the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020. This was due to increased sales of hitches, moving supplies and propane.

Net investment and interest income decreased $6.9 million during the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020 due to a decrease in interest rates on short-term deposits.

Other revenue increased $34.3 million during the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020, primarily coming from increased moving and storage transactions within our U-Box ® program.

Total costs and expenses increased $43.6 million during the first nine months of fiscal 2021, compared with the first nine months of fiscal 2020. Operating expenses for Moving and Storage decreased $10.9 million. Repair costs associated with the rental fleet experienced a $31.7 million decrease for the nine months of fiscal 2021 due to fewer trucks being prepped for sale at auction. We experienced increases in liability costs, property taxes and shipping costs associated with U-Box transactions. Net gains from the disposal of rental equipment decreased $7.6 million from a reduction in auction activity in fiscal 2021 due to COVID-19.   Depreciation expense associated with our rental fleet decreased $17.5 million to $366.1 million as new truck production has been slowed by COVID-19 related delays at manufacturers earlier this year.   Depreciation expense on all other assets, largely from buildings and improvements, increased $18.6 million to $129.7 million. Losses on the disposal of real estate increased $5.6 million due to the condemnation of a property in the first quarter of fiscal 2020 combined with our ability this year to begin to identify and write-off the remaining book value of roofs that we have had to replace.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries increased to $789.6 million for the first nine months of fiscal 2021, compared with $492.7 million for the first nine months of fiscal 2020.

Equity in the earnings of AMERCO's insurance subsidiaries was $32.9 million for the first nine months of fiscal 2021, compared with $37.9 million for the first nine months of fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $822.5 million for the first nine months of fiscal 2021, compared with $530.6 million for the first nine months of fiscal 2020.

Property and Casualty Insurance

Nine Months Ended September 30, 2020 compared with the Nine Months Ended September 30, 2019

Net premiums were $51.9 million and $53.4 million for the nine months ended September 30, 2020 and 2019, respectively. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul rental transactions. The premium decrease corresponded with the decreased moving and storage transactions at U-Haul during the same period.

Net investment and interest income were $11.0 million and $15.8 million for the nine months ended September 30, 2020 and 2019, respectively. The main driver of the change in net investment income was the decrease in valuation of unaffiliated common stock of $4.5 million.

Net operating expenses were $27.1 million and $26.8 million for the nine months ended September 30, 2020 and 2019, respectively. The change was due to an increase in loss adjusting fees and subrogation income which were offset by a decrease in commissions.

Benefits and losses incurred were $11.4 million and $15.0 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease was due to favorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $24.3 million and $27.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Life Insurance

Nine Months Ended September 30, 2020 compared with the Nine Months Ended September 30, 2019

Net premiums were $92.0 million and $96.2 million for the nine months ended September 30, 2020 and 2019, respectively. Medicare Supplement premiums decreased $7.6 million from the policy decrements offset by premium rate increases. This was partially offset by a $3.6 million increase in life premiums from the new sales.   Premiums on other lines of business decreased $0.2 million. Deferred annuity deposits were $279.5 million or $121.2 million above prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $75.7 million and $79.4 million for the nine months ended September 30, 2020 and 2019, respectively. A $4.0 million loss was realized on derivatives used as hedges for our fixed indexed annuities. The implementation of ASU 2016-13 resulted in net credit loss expense of $1.7 million. Additionally, there was a decrease of $2.5 million in mortgage loan prepayment gains. This was partially offset by a net $3.5 million increase in investment income from the remaining invested assets on a larger asset base and a $1.0 million increase in realized gain on fixed maturities.

Net operating expenses were $15.2 million and $15.8 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease stems from a one-time accrual for a loss in the second quarter of the prior year.

Benefits and losses incurred were $119.3 million and $122.7 million for the nine months ended September 30, 2020 and 2019, respectively. Medicare supplement benefits decreased $8.6 million from the declined policies in force. This was partially offset by a $5.0 million increase in benefits on life products due to adverse mortality.   Benefits on the remaining lines of business decreased $0.2 million.

Amortization of DAC, SIA and VOBA was $19.0 million and $20.6 million for the nine months ended September 30, 2020 and 2019, respectively. A decrease was primarily in life DAC amortization from a reduction in policy lapses driven by the premium forbearance on policyholders and Medicare supplement DAC amortization from a decline in the in-force. An increase in the annuity DAC amortization was from larger asset base despite a one-time DAC write off in the prior year.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $16.7 million and $19.9 million for the nine months ended September 30, 2020 and 2019, respectively.

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

As of December 31, 2020, cash and cash equivalents totaled $1,398.8 million, compared with $494.4 million as of March 31, 2020. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of December 31, 2020 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,250,267	$7,046	$141,527
Other financial assets	182,284	489,114	2,691,398
Debt obligations	4,666,968	-	11,259

(a) As of September 30, 2020

As of December 31, 2020, Moving and Storage had additional cash available under existing credit facilities of $93.0 million.   The majority of invested cash at the Moving and Storage segment is held in government money market funds.

During the first quarter of fiscal 2021, COVID-19 negatively affected our operating cash flows through lower self-moving equipment rental revenues along with a significant reduction in equipment sales proceeds stemming from the closures of commercial auto auctions.   Cash and liquidity improved during the second and third quarters from increased operating cash flows and proceeds from commercial auto auctions.   We believe that the Company has adequate liquidity to meet our obligations. However, there can be no assurance that market conditions resulting from COVID-19 will not worsen and have a material negative effect on our liquidity.

Net cash provided by operating activities increased $423.6 million in the first nine months of fiscal 2021 compared with the third quarter of fiscal 2020. The increase was primarily due to improved operations and the receipt of $109.3 million of federal income tax refunds.

Net cash used in investing activities decreased $766.8 million in the first nine months of fiscal 2021, compared with the third quarter of fiscal 2020. Purchases of property, plant and equipment decreased $955.9 million. Reinvestment in the rental fleet has declined because new truck production has been slowed from COVID-19 related delays at manufacturers.   We have also slowed our investment in new self-storage acquisitions and development during the first nine months of fiscal 2021.   Cash from the sales of property, plant and equipment decreased $164.9 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $14.7 million.

Net cash provided by financing activities decreased $245.8 million in the first nine months of fiscal 2021, as compared with the first nine months of fiscal 2020. This was due to a combination of increased debt payments of $342.7 million, decreased finance/capital lease repayments of $73.7 million, a decrease in cash from borrowings of $77.3 million, an increase in net annuity deposits from Life Insurance of $108.5 million and an increase in dividends paid of $29.4 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2021 the Company will reinvest in its truck and trailer rental fleet approximately $420 million, net of equipment sales and excluding any lease buyouts. Through the first nine months of fiscal 2021, the Company invested, net of equipment sales, approximately $111 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2021 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2021 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options. Based upon interactions with our existing lenders, the Company does not believe that COVID-19 will materially inhibit our ability to obtain financing for the purchases of rental equipment in fiscal 2021. Should the situation severely worsen this belief could change.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company's plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds along with borrowings against existing properties as they operationally mature. For the first nine months of fiscal 2021, the Company invested $365.2 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2021, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and any lingering effects of COVID-19. In the first nine months of fiscal 2021, the Company has opted to slow the development of new self-storage projects to preserve liquidity. We will calibrate our capital spending based in part upon the evolving effects of COVID-19. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $527.1 million and $1,318.1 million for the first nine months of fiscal 2021 and 2020, respectively. The components of our net capital expenditures are provided in the following table:

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$546,612	$1,160,892
Equipment lease buyouts	11,477	61,781
Purchases of real estate, construction and renovations	365,237	599,815
Other capital expenditures	38,669	95,374
Gross capital expenditures	961,995	1,917,862
Less: Sales of property, plant and equipment	(434,860)	(599,797)
Net capital expenditures	$527,135	$1,318,065

Moving and Storage continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance's assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries. In December 2020, Repwest paid a $22.6 million dividend to AMERCO.

We believe that stockholders' equity at Property and Casualty Insurance remains sufficient, and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Property and Casualty Insurance's stockholder's equity was $276.4 million and $251.1 million as of September 30, 2020 and December 31, 2019, respectively. The increase resulted from net earnings of $19.2 million, an increase in other comprehensive income of $7.6 million and a decrease of $1.5 million to beginning retained earnings due to implementation of ASU 2016-13.   Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance's net deposits for the nine months as of September 30, 2020 were $157.0 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.   In April 2020, Oxford paid AMERCO an $18.6 million dividend.

Life Insurance's stockholder's equity was $454.7 million and $417.4 million as of September 30, 2020 and December 31, 2019, respectively. The increase resulted from net earnings of $13.6 million, an increase in other comprehensive income of $42.9 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio, a $18.6 million stockholder's dividend paid in the third quarter of fiscal 2021 to AMERCO and a decrease of $0.6 million to beginning retained earnings due to the implementation of ASU 2016-13. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of September 30, 2020, Oxford had outstanding deposits of $76.5 million through its membership in the FHLB system.   For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements. In December 2020, AMERCO contributed $12.0 million to Oxford in the form of a surplus note. This note will be repaid to AMERCO with interest over the next seven years.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $1,277.1 million and $872.2 million for the first nine months of fiscal 2021 and 2020, respectively. The increase was primarily due to improved operations and the receipt of $109.3 million of federal income tax refunds.

Property and Casualty Insurance

Net cash provided by operating activities were $11.1 million and $19.8 million for the first nine months ended September 30, 2020 and 2019, respectively. The decrease was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance's cash and cash equivalents and short-term investment portfolios amounted to $14.0 million and $11.8 million as of September 30, 2020 and December 31, 2019, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $88.3 million and $61.0 million for the first nine months ended September 30, 2020 and 2019, respectively. The increase in operating cash flows was primarily due to timing of settlement of payables and receivables.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. As of September 30, 2020 and December 31, 2019, cash and cash equivalents and short-term investments amounted to $141.5 million and $30.5 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

As a result of the federal income tax provisions of the CARES Act, we have filed applicable forms with the IRS to carryback net operating losses and requested refunds of previous deposits totaling approximately $234 million. Through December 31, 2020, we have received $109.3 million of these claims. We believe that upon the filing of our March 31, 2020 federal income tax return additional refunds of $258 million will be due to the Company. These amounts are expected to provide us additional liquidity in fiscal 2021. It is possible future legislation could negatively impact our ability to receive these tax refunds.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of December 31, 2020, we had available borrowing capacity under existing credit facilities of $93.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of December 31, 2020:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$85,000	$(2,040)	6/28/2019	6/15/2022	1.76%	1 Month LIBOR
75,000	(1,863)	6/28/2019	6/30/2022	1.78%	1 Month LIBOR
75,000	(2,255)	6/28/2019	10/31/2022	1.76%	1 Month LIBOR

As of December 31, 2020, we had $1,167.4 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $9.3 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of September 30, 2020 and December 31, 2019, these derivative hedges had a net market value of $5.8 million and $5.9 million, with notional amounts of $306.3 million and $246.8   million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.7% of our revenue was generated in Canada during the first nine months of both fiscal 2021 and 2020. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K for the year ended March 31, 2020, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” in our MD&A of this Quarterly Report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding of our operations and financial conditions. The risks described in our Form 10-K and herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The Biden administration has communicated its willingness to consider the imposition of carbon-based taxes.   Our truck rental fleet burns gasoline, a carbon intensive fuel.   Where in the supply chain and in what amount these taxes could arise is uncertain.   We have no evidence to support a belief that do-it-yourself moving customers are willing to accept these additional costs.   Should such a tax be enacted, we could see an increase in expenses, including compliance costs and a negative effect on our operating margin.

Our operations can be limited by land-use regulations. Zoning choices enacted by individual municipalities in the United States and Canada may limit our ability to serve certain markets with our products and services.

Our insurance companies are heavily regulated by state insurance departments and the National Association of Insurance Commissioners. These insurance regulations are primarily in place to protect the interests of our policyholders and not our investors. Changes in these laws and regulations could increase our costs, inhibit new sales, or limit our ability to implement rate increases.

The introduction or expansion of regulations favoring electric, autonomous, connected and shared vehicles may negatively impact our business and results of operations.

Regulatory pressure in connection with the introduction and expansion of electric, autonomous and connected rental vehicles could negatively impact our cost of acquisition for rental trucks and require infrastructure improvements that could inhibit our current business model.   Our Company operated-locations and independent dealer network may require physical upgrades to accommodate these types of vehicles that are uneconomical and/or unachievable.   Our one-way rental business would depend on an in-transit recharging network that simply does not exist today, and when completed, may be so costly or require so much charging time as to substantially limit our ability to serve customers needing to move long distances.

Our repair and maintenance infrastructures, including both physical plant as well as personnel, may be inappropriate for these new types of vehicles.   Without such maintenance capabilities it could compromise our ability to operate such a fleet of compliant vehicles.   There is risk inherent in our ability to prepare for these possibilities.

We cooperate with original equipment manufacturers (“OEM“s), maintain and train our own technical experts and operate an equipment Technical Center that has positioned us as an industry leader in innovation for over fifty years.   The proposed changes to electric, autonomous and connected vehicles raises challenges of enormous scale.   We necessarily may also be dependent upon third party providers who may not be able to provide workable solutions.

The growing insistence that the future of the economy will be based on an all-electric solution instead of a hybrid version or other alternative fuels may create an infrastructure in which personal interstate travel will be uneconomical or severely regulated.   This would impact the moving business.   There may be areas of North America where a charging grid with adequate capacity for our customers may not exist.

U-Haul has already made significant progress on several initiatives aimed at these future possibilities including: TruckShare 24/7, contactless rentals, a North American propane alternative fuel network, alternative fuel test vehicles and close OEM working relationships.   Government regulators may knowingly or unknowingly choose the winners and losers in this evolving transportation environment.   There remains a possibility that governments may not select U-Haul customers and U-Haul to be among the winners.

The recent novel coronavirus   (“COVID-19”)   global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.   Future viral pandemics could have similar or more severe effects on our business.

In late 2019,   COVID-19   was first detected in Wuhan, China. In March 2020, the World Health Organization declared   COVID-19   a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of   COVID-19.   The virus, along with such measures, have adversely affected workforces, customers, consumer sentiment, economies and financial markets.   The combination of customer-initiated changes in behavior along with state and local jurisdictions imposing shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions to control the spread of COVID-19 have resulted in reduced business activity.   These events have highlighted several risks to our business resulting from COVID-19 or other potential future pandemics.

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

It is premature to accurately predict the ultimate impact of these developments. For this fiscal year, we saw our first quarter results negatively impacted while our second and third quarter results showed improvement. There remains enough uncertainty that the remainder of fiscal 2021 may be significantly affected.

To the extent COVID-19   adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K for the year ended March 31, 2020, such as those relating to our high level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness, our fleet rotation program, the manufacturers and suppliers of our rental equipment, our independent dealers and the operation of our rental fleet, sales of our products and operation of our locations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
4.1	Thirty-ninth Supplemental Indenture and Pledge and Security Agreement dated October 20, 2020 by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 20, 2020 file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
104	Cover page interactive Data File (formatted as inline XBRL and contained in exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date: February 3, 2021	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: February 3, 2021	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: February 3, 2021	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer