Form 10-K
period 2021-03-31
AMERCO /NV/
filed 2021-05-26
CIK 4457

United States Securities and exchange commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15( d ) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.   Yes   ☐   No   ☒

Indicate by check mark whether the registrant   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒    Accelerated Filer   ☐

Non-accelerated Filer   ☐    Smaller Reporting Company   ☐

Emerging Growth Company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2020 was $ 3,206,757,547 . The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at May 21, 2021.

Documents incorporated by reference: portions of AMERCO's definitive proxy statement for the 2021 annual meeting of stockholders, to be filed within 120 days after AMERCO's fiscal year ended March 31, 2021, are incorporated by reference into Part III of this report.

Part i

Item 1. Business

Company Overview

We are North America's largest “do-it-yourself” moving and storage operator through our subsidiary U-Haul International, Inc. (“U-Haul”). U-Haul is synonymous with “do-it-yourself” moving and storage and is a leader in supplying products and services to help people move and store their household and commercial goods. Our primary service objective is to “provide a better and better product and service to more and more people at a lower and lower cost.” Unless the context otherwise requires, the terms “AMERCO,” “Company,” “we,” “us,” or “our” refer to AMERCO, a Nevada corporation, and all of its legal subsidiaries, on a consolidated basis.

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

We rent our distinctive orange and white U-Haul ® trucks and trailers as well as offer self-storage units through a network of over 2,100 Company-operated retail moving stores and nearly 21,100 independent U-Haul ® dealers. We also sell U-Haul ® brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our uhaul.com ® website.

We believe U-Haul ® is the most convenient supplier of products and services addressing the needs of the United States and Canada's “do-it-yourself” moving and storage markets. Our broad geographic coverage throughout the United States and Canada and our extensive selection of U-Haul ® brand moving equipment rentals, self-storage units, portable moving and storage units and related moving and storage products and services provide our customers with convenient “one-stop” shopping.

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

Available Information

AMERCO ® and U-Haul ® are each incorporated in Nevada. The internet address for U-Haul is uhaul.com. On AMERCO's investor relations website, amerco.com, we post the following filings as soon as practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, proxy statements related to meetings of our stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also use our investor relations website as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD. All such filings on our website are available free of charge. Additionally, you will find these materials on the SEC's website at sec.gov.

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

As of March 31, 2021, our rental fleet consisted of approximately 176,000 trucks, 126,000 trailers and 46,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving stores and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul ® rentals.

Our rental truck chassis are engineered by domestic truck manufacturers. These chassis are joined with the U-Haul ® designed and manufactured van boxes primarily at U-Haul ® operated manufacturing and assembly facilities strategically located throughout the United States. U-Haul ® rental trucks feature our proprietary Lowest Deck SM , which provides our customers with extra ease of loading. The loading ramps on our trucks are the widest in the industry, which reduce the effort needed to move belongings. Our trucks are fitted with convenient, rub rails with tie downs on every interior wall. Our Gentle Ride Suspension SM helps our customers safely move delicate and prized possessions. Also, the engineers at our U-Haul Technical Center determined that the softest ride in our trucks was at the front of the van box. Consequently, we designed the part of the van box that hangs over the front cab of the truck to be the location for our customers to place their most fragile items during their move. We call this area Mom's Attic ® .

Our distinctive trailers are also manufactured at these same U-Haul ® operated manufacturing and assembly facilities. These trailers are well suited to the low profile of many of today's newly manufactured automobiles. Our engineering staff is committed to making our trailers easy to tow, safe, aerodynamic and fuel efficient.

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

To help our customers load their boxes and larger household appliances and furniture, we offer several accessory rental items. Our utility dolly has a lightweight design and is easy to maneuver. Another rental accessory is our four wheel dolly, which provides a large, flat surface for moving dressers, wall units, pianos and other large household items. U-Haul ® appliance dollies provide the leverage needed to move refrigerators, freezers, washers and dryers easily and safely. These utility, furniture and appliance dollies, along with the low decks and the wide loading ramps on U-Haul ® trucks and trailers, are designed for easy loading and unloading of our customers' belongings.

The total package U-Haul ® offers to the “do-it-yourself” household mover doesn't end with trucks, trailers and accessory rental items. Our moving supplies include a wide array of affordably priced U-Haul ® brand boxes, tape and packing materials. We also provide specialty boxes for dishes, computers, flat screen television and sensitive electronic equipment, as well as tape, security locks, and packing supplies. U-Haul ® brand boxes are specifically sized to make loading easier.

We estimate that U-Haul ® is North America's largest seller and installer of hitches and towing systems. In addition to towing U-Haul ® equipment, these hitching and towing systems can tow jet skis, motorcycles, boats, campers and horse trailers. Each year, millions of customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories.

U-Haul ® has one of North America's largest propane refilling networks, with over 1,200 locations providing this convenient service. We employ trained, certified personnel to refill propane cylinders and alternative fuel vehicles. Our network of propane dispensing locations is one of the largest automobile alternative refueling networks in North America.

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul ® self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. As of March 31, 2021, we operate 1,784 self-storage locations in the United States and Canada, with nearly 812,000 rentable storage units comprising 70.5 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate-controlled storage units to protect temperature sensitive goods.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our U-Box ® program.   A U-Box ® portable moving and storage unit is delivered to a location of our customer's choosing either by the customers themselves through the use of a U-Box ® trailer, with the assistance of a Moving Helper or by Company personnel. Once the U-Box ® portable moving and storage unit is filled, it can be stored at the customer's location, or taken to one of our Company operated locations, a participating independent dealer, or moved to a location of the customer's choice.

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

Through the U-Haul Storage Affiliates ® program, independent storage businesses can join one of the world's largest self-storage reservation systems. Self-storage customers making a reservation through uhaul.com ® can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs. For the independent storage operator, our network gives them access to products and services allowing them to compete with larger operators more cost effectively.

We own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services. Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse affect on our business. We consider the trademark “U-Haul ® ” to be of material importance to our business in addition, but not limited to, the U.S. trademarks and service marks “AMERCO ® ”, “eMove ® ”, “Gentle Ride Suspension SM ”, “In-Town ® ”, “Lowest Decks SM ”, “Moving made Easier ® ”, “Make Moving Easier ® ”, “Mom's Attic ® ”, “Moving Help ® ”, “Moving Helper ® ”, “Safemove ® ”, “Safemove Plus ® ”, “Safestor ® ”, “Safestor Mobile ® ”, “Safetow ® ”,   “U-Box ® ”, “uhaul.com ® ”, “U-Haul Investors Club ® ”, “U-Haul Truck Share ® ”, “U-Haul Truck Share 24/7 ® “ “U-Note ® ”, “WebSelfStorage ® ”, and “U-Haul SmartMobilityCenter ®” , among others, for use in connection with the moving and storage business.

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

Net revenue from Moving and Storage was approximately 93.1%, 91.8% and 94.0% of consolidated net revenue in fiscal 2021, 2020 and 2019, respectively.

The total number of rental trucks in the fleet remained steady from fiscal 2020. During the early portion of fiscal 2021, the Company slowed acquisitions and retirements in response to the novel coronavirus (“COVID-19”) global pandemic; while over the second half of the fiscal year new truck purchases were limited by manufacturer supply issues.

Within our truck and trailer rental operation, we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul ® maximizes vehicle utilization by managing distribution of the truck and trailer fleets among the over 2,100 Company-operated stores and nearly 21,100 independent dealers. Utilizing its proprietary reservations management system, our centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Over half of all U-Move ® rental revenue originated from our operated centers.

At our owned and operated retail stores, we are implementing new initiatives to improve customer service. These initiatives include improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effectively marketing our broad line of self-moving related products and services, expanding accessibility to provide more convenience to our customers, and enhancing our ability to properly staff locations during our peak hours of operations by attracting and retaining “moonlighters” (part-time U-Haul ® system members with full-time jobs elsewhere) during our peak hours of operation. U-Haul offers U-Haul Truck Share 24/7 ® to our entire network in the United States and Canada. This technological advancement allows our customers to rent equipment through the mobile device any time of the day without having to visit the counter. U-Haul currently has several U.S. Patents pending on its U-Haul Truck Share 24/7 ® system.

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

U-Haul ® is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul ® operates nearly 812,000 rentable storage units, comprising 70.5 million square feet of rentable storage space with locations in 50 states and 10 Canadian provinces. Our owned and managed self-storage facility locations range in size up to 309,000 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

The primary market for storage units is the storage of household goods. We believe that our self-storage services provide a competitive advantage through such things as Max Security, an electronic system that monitors the storage facility 24 hours a day, climate control in select units, individually alarmed units, extended hours access, interior load and unload at selected locations, mobile device enabled rentals and an internet-based customer reservation and account management system.

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

Net revenue from Property and Casualty Insurance was approximately 1.9%, 2.2% and 1.9% of consolidated net revenue in fiscal 2021, 2020 and 2019, respectively.

Life Insurance Operating Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from Life Insurance was approximately 5.0%, 6.0% and 4.1% of consolidated net revenue in fiscal 2021, 2020 and 2019, respectively.

Human Capital

We work at never forgetting that our quality self-move, self-storage, and closely related services and products are meant to improve human lives and serve the do-it-yourself moving public.   Our workforce is a reflection of, and as diverse as the customers we serve.   Discrimination based on race, gender, religion, age, ethnicity, disability or familial status in the acquisition, promotion or compensation of talent is not accepted.   The Company does not manage to any one specific numerical measurement as part of its hiring human resource management.

System Members

As of March 31, 2021, we employed approximately 28,100 people in the United States and approximately 1,700 in Canada with approximately 99% of these system members working within Moving and Storage and approximately 48% of these system members working on a full-time basis.

The Company operates over 2,100 retail locations, 11 manufacturing and assembly facilities, 146 fixed-site repair facilities, a distribution center and our corporate offices.   We hire system members from the communities in which we are located and prefer to promote from within our team.

Benefits

We focus on our system members' wellness over the course of their life, from physical and emotional to financial.

Our health benefit program provides medical, dental and vision benefits.   Participation in the health benefit program also includes access to our Healthier You wellness program that offers system members the tools necessary to live a healthier lifestyle.   This wellness program encompasses nutritional guidance, smoking cessation and fitness alternatives.   We also make available a system members assistance program focusing on mental health called You Matter, which offers counseling, work-life solutions and legal guidance.

We encourage a work-life balance for our system members and their families through paid time off and various leave options as well as special benefits including a healthy pregnancy program and a 24/7 doctor-on-call program for their children.

Financial benefits are a critical component of our system members' wellness.   These benefits include competitive salaries, participation in our Employee Stock Ownership Plan (“ESOP”) and 401(k) plan, life and disability insurance, health savings accounts, and the SmartDollar ® financial literacy program.

Education and Development

The Company encourages life-long personal and professional development for our system members.   To that goal, we offer our system members and our independent dealers free access to our on-line U-Haul University.   These courses are critical for the development of specialized industry knowledge and to the safety of our team.   For more generalized education, we also provide a tuition reimbursement program.

Community

We value our relationship with the communities in which we do business. We offer community outreach through volunteer opportunities for our system members, to in-kind donations of equipment, products, and services. We are a strong supporter of military members and their families by way of employment opportunities as well as partnering with military and veteran organizations to support and honor those who have served.

COVID-19

As an essential employer, we have remained open throughout the COVID-19 pandemic to provide service to our customers that needed us.   As such, we supplemented our locations with equipment and procedures to enhance the health of our system members.   The nature of our business did not allow for any significant work-from-home programs.   We provided our team with personal protective equipment, vitamin supplements and health monitoring equipment.   As vaccines have become available, we have encouraged our team to participate and facilitate their access.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements may include, but are not limited to, the risk associated with COVID-19 or similar events on system members or customers, impact on the economic environment or demand of our products and the cost and availability of debt and capital, estimates of capital expenditures, plans for future operations, products or services, financing needs and plans, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity and the availability of financial resources to meet our needs, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box ® program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our capital resources, and the sufficiency of capital of our insurance subsidiaries as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

Item 1A. Risk Factors

The following discussion of risk factors should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the Consolidated Financial Statements and related notes.   These risk factors may be important in understanding this Annual Report or elsewhere.

The recent COVID-19   global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.   Future viral pandemics could have similar or more severe effects on our business.

In late 2019,   COVID-19   was first detected in Wuhan, China. In March 2020, the World Health Organization declared   COVID-19   a global pandemic, and governmental authorities around the world implemented measures to reduce the spread of   COVID-19. Early on the virus, along with mitigation measures, adversely affected workforces, customers, consumer sentiment, economies and financial markets.   The combination of customer-initiated changes in behavior, along with state and local jurisdictions imposing shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions to control the spread of COVID-19 have resulted in reduced business activity during the first quarter of fiscal 2021.   These events have highlighted several risks to our business resulting from COVID-19 or other potential future pandemics.

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

It is premature to accurately predict the ultimate impact of these developments.   For the fiscal year, we saw our first quarter results negatively impacted while our second, third and fourth quarter results showed improvement.   There remains uncertainty as to the potential materiality in fiscal 2022.

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

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors, many of which are several times larger than U-Haul. We believe the principal competitive factors in this industry are convenience of rental locations, availability of quality rental moving equipment, breadth of essential services and products and total cost. Financial results for the Company can be adversely impacted by aggressive pricing from our competitors. Some of our competitors may have greater financial resources than we have. We cannot assure you that we will be able to maintain existing rental prices or implement price increases. Moreover, if our competitors reduce prices and we are not able or willing to do so as well, we may lose rental volume, which would likely have a materially adverse effect on our results of operations. Numerous potential competitors are working to establish paradigm shifting technologies from self-driving vehicles to ride-hailing services and other technologies that connect riders with vehicles.

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

We are highly leveraged.

As of March 31, 2021, we had total debt outstanding of $4,698.6 million and operating lease liabilities of $92.5 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways among other considerations:

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

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates London Inter-Bank Offer Rate (“LIBOR”), announced that it intends to phase out LIBOR by the end of 2021.   In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement.   In November 2020 the Federal Reserve, the Federal Deposit Insurance Corporation and other groups announced that LIBOR reporting will cease being published in June 2023.   Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. We believe our LIBOR-indexed debt maturing after June 2023 will need to be renegotiated.   The potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

Economic conditions, including those related to the credit markets, may adversely affect our industry, business and results of operations.

Consumer and commercial spending is generally affected by the health of the economy, which places some of the factors affecting the success of our business beyond our control. Our businesses, although not as traditionally cyclical as some, could experience significant downturns in connection with or in anticipation of, declines in general economic conditions. In times of declining consumer spending we may be driven, along with our competitors, to reduce pricing, which would have a negative impact on gross profit.   We cannot predict if another downturn in the economy will occur, which could result in reduced revenues and working capital.

Trends in the economy could result in inflationary pressures leading to an increase in our cost of doing business. We cannot guarantee that we can manage the costs lower or pass them along in the form of higher prices to our customers.

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

Willow Grove Holdings LP, directly and through controlled entities (“WGHLP”), owns 8,342,849 shares of AMERCO common stock, and together with Edward J. Shoen and Mark V. Shoen, owns 8,390,138 shares (approximately 42.8%) of AMERCO common stock.   The general partner of WGHLP controls the voting and disposition decisions with respect to the common stock of AMERCO owned by WGHLP, and is managed by Edward J. Shoen (the Chairman of the Board of Directors and Chief Executive Officer of AMERCO) and his brother, Mark V. Shoen.   Accordingly,   Edward J. Shoen   and   Mark V. Shoen   are in a position to significantly influence   our business and policies, including the approval of   certain   significant transactions, the election of the members of   our   Board   of Directors (the “Board”)   and other matters submitted to our stockholders. There can be no assurance that their   interests will not conflict with the interests   of our other stockholders.

In addition, 951,188 shares (approximately 4.9%) of AMERCO common stock are owned under our ESOP.   Each ESOP participant is entitled to vote the shares allocated to himself or herself in their discretion.   In the event an ESOP participant does not vote his or her shares, such shares shall be voted by the ESOP trustee, in the ESOP trustee's discretion.

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

The Biden administration has communicated its willingness to consider the imposition of carbon-based taxes.   Our truck rental fleet burns gasoline, a carbon intensive fuel.   Where in the supply chain and in what amount these taxes could arise is uncertain.   We have no evidence to support a belief that “do-it-yourself” moving customers are willing to accept these additional costs.   Should such a tax be enacted, we could see an increase in expenses, including compliance costs and a negative effect on our operating margin.

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

Our business plan relies upon a network of independent dealers strategically located throughout the United States and Canada.   As of March 31, 2021 we had nearly 21,100 independent equipment rental dealers.   In fiscal 2021, less than half of all U-Move ® rental revenue originated through this network.

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

In addition, the provision of service to our customers and the operation of our networks and systems involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of customers, system members and others. Our information technology systems may be susceptible to computer viruses, attacks by computer hackers, malicious insiders, or catastrophic events. Hackers, acting individually or in coordinated groups, may also launch distributed denial of service attacks or ransom or other coordinated attacks that may cause service outages or other interruptions in our business and access to our data.   In addition, breaches in security could expose us, our customers, or the individuals affected, to a risk of loss or misuse of proprietary information and sensitive or confidential data. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

In July 2020, A.M. Best affirmed the financial strength rating for Oxford and Christian Fidelity Life Insurance Company (“CFLIC”) of A- and affirmed the outlook is positive and affirmed the financial strength rating for North American Insurance Company (“NAI”) of B++ with a stable outlook. Financial strength ratings are important external factors that can affect the success of Oxford's business plans. Accordingly, if Oxford's ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

We may incur losses due to our reinsurers' or counterparties' failure to perform under existing contracts or we may be unable to secure sufficient reinsurance or hedging protection in the future.

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

As of December 31, 2020, Repwest reported $0.3 million of reinsurance recoverables, net of allowances and $64.9 million of reserves and liabilities ceded to reinsurers. Of this, Repwest's largest exposure to a single reinsurer was $39.4 million.

Recent changes to U.S. tax laws may adversely affect our financial condition or results of operations and create the risk that we may need to adjust our accounting for these changes.

The Tax Cuts and Jobs Act (“Tax Reform Act”) and the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) made significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours.   For instance, as a result of lower corporate tax rates, the Tax Reform Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities.   It also limits interest expense deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures. Other provisions have international tax consequences for businesses like ours that operate internationally. The CARES Act allows for the carryback of certain net operating losses. The Tax Reform Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the Tax Reform Act and CARES Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of these acts. The accounting treatment of these tax law changes was complex, and some of the changes affected both current and future periods.   Others primarily affected future periods.   Additional changes to the U.S. tax code could negatively offset operating cashflows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul ® equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate over 2,100 U-Haul ® retail centers of which 496 U-Haul branded locations are managed for subsidiaries of WGHLP and Mercury Partners, L.P., and 11 manufacturing and assembly facilities. We also operate over 145 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of Moving and Storage.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part ii

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of May 15, 2021, there were approximately 3,000 holders of record of our common stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings. AMERCO's common stock is listed on the NASDAQ Global Select Market under the trading symbol “UHAL”.

Dividends

AMERCO ® does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances.

The following table lists the dividends that have been declared and issued for fiscal 2021 and 2020.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

December 9, 2020	$2.00	December 21, 2020	December 30, 2020
August 20, 2020	0.50	September 7, 2020	September 21, 2020
December 4, 2019	0.50	December 19, 2019	January 6, 2020
August 22, 2019	0.50	September 9, 2019	September 23, 2019

See Note 21, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company's common stock for the period March 31, 2016 through March 31, 2021 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2016 in the Company's common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on NASDAQ on March 31, 2017, 2018, 2019, 2020 and 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AMERCO, The Dow Jones US Index
And The Dow Jones US Transportation Average Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/31/2016
3/31/2017
3/31/2018
3/31/2019
3/31/2020
3/31/2021
AMERCO
Dow Jones US Index
Dow Jones Transportation Index
*$100 invested on 3/31/2016 in stock or index including reinvestment of dividends.

Fiscal years ended March 31:	2016	2017	2018	2019	2020	2021

AMERCO	$100	$106	$97	$105	$82	$174
Dow Jones US Total Market	100	116	135	146	123	185
Dow Jones US Transportation Average	100	116	132	132	98	185

Item 6.Selected Financial Data

Not applicable.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2021 compared with fiscal 2020, which are followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. The discussion of our financial condition and results of operations for the year ended March 31, 2019 included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2020 is incorporated by reference into this MD&A. We conclude this MD&A by discussing our outlook for fiscal 2022.

This MD&A should be read in conjunction with the other sections of this Annual Report, including Item 1: Business and Item 8: Financial Statements and Supplementary Data. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report and particularly under the section Item 1A: Risk Factors. Our actual results may differ materially from these forward-looking statements.

AMERCO has a fiscal year that ends on the 31 st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31 st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies' financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries' years 2020, 2019 and 2018 correspond to fiscal 2021, 2020 and 2019 for AMERCO.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and portable moving and storage units and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage units and portable moving and storage units available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our Storage Affiliate and Moving Help capabilities.

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

U-Haul ® branded self-moving related products and services, such as boxes, pads and tape allow our customers to, among other things, protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

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

U-Haul's Truck Share 24/7, Skip-the-Counter Self-Storage rentals and Scan & Go self-checkout for moving supplies provide our customers methods for conducting business with us directly via their mobile devices and also limiting physical exposure.

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

Following is a detailed description of the accounting policies that we deem most critical to us and that require management's most difficult and subjective judgments. These estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions, and such differences may be material.

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

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. We regularly perform reviews to determine whether facts and circumstances exist, which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the remaining life of the equipment. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, then the net book value of the assets is depreciated over the newly determined remaining useful lives.

Insurance Reserves

Liabilities for future policy benefits related to life insurance, Medicare supplement insurance, and deferred annuities are determined by management utilizing the net premium valuation methodology and are accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to policyholders and related expenses less the present value of future net premiums, is estimated using assumptions applicable at the time the insurance contracts are written, with provisions for the risk of adverse deviation, as appropriate. Assumptions include expected mortality and morbidity experience, policy lapses and surrenders, current asset yields and expenses, and expected interest rate yields. The Company periodically performs a gross premium valuation and reviews original assumptions, including capitalized expenses which reduce the gross premium valuation, to evaluate whether the assets and liabilities are adequate and whether a loss reserve should be recognized.

Insurance reserves for Property and Casualty Insurance and U-Haul take into account losses incurred based upon actuarial estimates and are management's best approximation of future payments.   These estimates are based upon past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation.   These reserves consist of case reserves for reported losses and a provision for IBNR losses, both reduced by applicable reinsurance recoverables, resulting in a net liability.

Due to the nature of the underlying risks and high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle these liabilities cannot be precisely determined and may vary significantly from the estimated liability, especially for long-tailed casualty lines of business such as excess workers' compensation.   As a result of the long-tailed nature of the excess workers' compensation policies written by Repwest from 1983 through 2001, it may take a number of years for claims to be fully reported and finally settled.

On a regular basis, insurance reserve adequacy is reviewed by management to determine if existing assumptions need to be updated. In determining the assumptions for calculating workers' compensation reserves, management considers multiple factors including the following:

  Claimant longevity,
  Cost trends associated with claimant treatments,
  Changes in ceding entity and third party administrator reporting practices,
  Changes in environmental factors including legal and regulatory,
  Current conditions affecting claim settlements, and
  Future economic conditions including inflation.

We have reserved each claim based upon the accumulation of current claim costs projected through each claimant's life expectancy, and then adjusted for applicable reinsurance arrangements.   Management reviews each claim bi-annually or more frequently, if there are changes in facts or circumstances to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.   We have factored in an estimate of what the potential cost increases could be in our IBNR liability.   We have not assumed settlement of the existing claims in calculating the reserve amount, unless it is in the final stages of completion.

Continued increases in claim costs, including medical inflation and new treatments and medications could lead to future adverse development resulting in additional reserve strengthening.   Conversely, settlement of existing claims or if injured workers return to work or expire prematurely, could lead to future positive development.

Impairment of Investments

Current expected credit loss (“CECL”) has replaced the previous other-than-temporary-impairment (“OTTI”) model. Under the OTTI model, credit losses were recognized as a reduction to the cost basis of the investment with recovery of an impairment loss recognized prospectively over time as interest income and reversals of impairment were not allowed. Under CECL, a valuation allowance is recognized in earnings for credit losses. For securities that are below investment grade, we evaluate whether the decline in fair value has resulted from credit losses or other factors such as the interest rate environment. Declines in value due to credit are recognized as an allowance. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse market conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, cumulative default rates based on ratings are used to determine the potential cost of default, by year. The present value of these potential costs is then compared to the amortized cost of the security to determine the credit loss, limited by the amount that the fair value is less than the amortized cost basis . If we intend to sell a debt security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged against the allowance for credit losses, with any incremental impairment reported in earnings. Reversals of the allowance for credit losses are permitted and should not exceed the allowance amount initially recognized.

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

Results of Operations

AMERCO and Consolidated Subsidiaries

Fiscal 2021 Compared with Fiscal 2020

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2021 and fiscal 2020:

	Year Ended March 31,
	2021	2020
	(In thousands)
Self-moving equipment rentals	$3,083,317	$2,692,413
Self-storage revenues	477,262	418,741
Self-moving and self-storage products and service sales	344,929	265,091
Property management fees	31,603	30,406
Life insurance premiums	121,609	127,976
Property and casualty insurance premiums	68,779	66,053
Net investment and interest income	122,938	137,829
Other revenue	291,548	240,359
Consolidated revenue	$4,541,985	$3,978,868

Self-moving equipment rental revenues increased $390.9 million during fiscal 2021, compared with fiscal 2020. During our first quarter of fiscal 2021, we experienced a decrease in these revenues of $94.3 million, or 13%.   Since then these revenues have increased $485.2 million or 25% over the last nine months of fiscal 2021.   Transactions along with average revenue per transaction increased for both our In-town and one-way markets.   Compared to the same period last year, we increased the number of retail locations and independent dealers.

Self-storage revenues increased $58.5 million during fiscal 2021, compared with fiscal 2020.   The average monthly number of occupied units increased by 18%, or 57,000 units during fiscal 2021 compared with the same period last year.   The growth in revenues and units rented comes from a combination of occupancy gains at existing locations and from the addition of new facilities to the portfolio. During fiscal 2021, we added approximately 3.7 million net rentable square feet, a 9% increase, with approximately 0.8 million of that occurring during the fourth quarter of fiscal 2021.

Sales of self-moving and self-storage products and services increased $79.8 million during fiscal 2021, compared with fiscal 2020. This was due to increased sales of hitches, moving supplies and propane.

Life insurance premiums decreased $6.4 million during fiscal 2021, compared with fiscal 2020 primarily due to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $2.7 million during fiscal 2021, compared with fiscal 2020. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income decreased $14.9 million during fiscal 2021, compared with fiscal 2020. Changes in the market value of unaffiliated common stocks held at our Property and Casualty Insurance subsidiary accounted for $3.4 million of the decrease. A $3.2 million realized loss in derivatives used as hedges for our fixed indexed annuities at our life insurance subsidiary also contributed to the decrease. In addition, the adoption of ASC Topic 326, Financial Instruments - Credit Losses (“Topic 326”) resulted in net credit loss expense of $0.6 million for fiscal 2021. Moving and Storage accounted for $8.3 million of the decrease due to a decrease in interest rates on short-term deposits.

Other revenue increased $51.2 million during fiscal 2021, compared with fiscal 2020, caused primarily by growth in our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2021 and 2020. The insurance companies' years ended December 31, 2020 and 2019.

	Year Ended March 31,
	2021	2020
	(In thousands)
Moving and storage
Revenues	$4,231,674	$3,657,766
Earnings from operations before equity in earnings of subsidiaries	906,863	471,962
Property and casualty insurance
Revenues	86,737	89,064
Earnings from operations	32,498	42,884
Life insurance
Revenues	232,634	241,464
Earnings from operations	22,876	26,394
Eliminations
Revenues	(9,060)	(9,426)
Earnings from operations before equity in earnings of subsidiaries	(1,090)	(1,112)
Consolidated Results
Revenues	4,541,985	3,978,868
Earnings from operations	961,147	540,128

Total costs and expenses increased $142.1 million during fiscal 2021, compared with fiscal 2020. Operating expenses for Moving and Storage increased $67.7 million. Repair costs associated with the rental fleet experienced a $18.2 million decrease for fiscal 2021 due to fewer trucks being prepped for sale at auction. We experienced increases in personnel, liability costs, property taxes and shipping costs associated with U-Box transactions. Although fewer trucks were sold, net gains from the disposal of rental equipment increased $27.0 million from higher resale values. Over the last nine months of fiscal 2021 net gains have increased $42.6 million, after a net loss of $15.6 million in the first quarter of fiscal 2021 due to COVID-19 auction shutdowns.   Depreciation expense associated with our rental fleet decreased $23.8 million to $486.7 million as new truck production has been slowed by delays at manufacturers.   Depreciation expense on all other assets, largely from buildings and improvements, increased $23.7 million to $177.3 million. Losses on the disposal of real estate increased $4.0 million due to the condemnation of a property in the first quarter of fiscal 2020 combined with an increase in roof replacement projects.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $961.1 million for fiscal 2021, compared with $540.1 million for fiscal 2020.

Interest expense for fiscal 2021 was $163.5 million, compared with $161.0 million for fiscal 2020 due to an increase in borrowings in fiscal 2021 that was offset by lower interest rates in fiscal 2021.

Income tax benefit (expense) was ($185.8) million for fiscal 2021, compared with $63.9 million for fiscal 2020 due to the effect of the CARES Act as enacted on March 27, 2020. Our effective tax rate was 23.3% of net income before taxes for fiscal 2021, compared with (16.9%) in the prior year period. Federal net operating losses from fiscal years 2018, 2019 and 2020 have been carried back to prior tax years as provided by the CARES Act. The statutory tax rate for the carryback years was 35% as compared with 21% at present. Consequently, we recognized a benefit amount of $146.0 million in fiscal 2020. Excluding the CARES Act benefit mentioned above, our effective tax rate for all of fiscal 2020, post CARES Act, was 21.7% compared with 23.3% for fiscal 2021. See Note 14, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report for more information on income taxes.

As a result of the above-mentioned items, earnings available to common shareholders were $610.9 million for fiscal 2021, compared with $442.0 million for fiscal 2020.

Basic and diluted earnings per common share for fiscal 2021 were $31.15, compared with $22.55 for fiscal 2020.

The weighted average common shares outstanding basic and diluted were 19,607,708 for fiscal 2021, compared with 19,603,708 for fiscal 2020.

Moving and Storage

Fiscal 2021 Compared with Fiscal 2020

Listed below are revenues for the major product lines at Moving and Storage for fiscal 2021 and fiscal 2020:

	Year Ended March 31,
	2021	2020
	(In thousands)
Self-moving equipment rentals	$3,086,824	$2,696,516
Self-storage revenues	477,262	418,741
Self-moving and self-storage products and service sales	344,929	265,091
Property management fees	31,603	30,406
Net investment and interest income	2,259	10,593
Other revenue	288,797	236,419
Moving and Storage revenue	$4,231,674	$3,657,766

Self-moving equipment rental revenues increased $390.3 million during fiscal 2021, compared with fiscal 2020 . During our first quarter of fiscal 2021, we experienced a decrease in these revenues of $94.2 million, or 13%.   Since then these revenues have increased $484.5 million or 25% over the last nine months of fiscal 2021.   Transactions along with average revenue per transaction increased for both our In-town and one-way markets.   Compared to the same period last year, we increased the number of retail locations and independent dealers.

Self-storage revenues increased $58.5 million during fiscal 2021, compared with fiscal 2020.   The average monthly number of occupied units increased by 18%, or 57,000 units during fiscal 2021 compared with the same period last year.   The growth in revenues and units rented comes from a combination of occupancy gains at existing locations and from the addition of new facilities to the portfolio. During fiscal 2021, we added approximately 3.7 million net rentable square feet, a 9% increase, with approximately 0.8 million of that occurring during the fourth quarter of fiscal 2021.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2021	2020
	(In thousands, except occupancy rate)
Unit count as of March 31	539	503
Square footage as of March 31	45,746	42,082
Average monthly number of units occupied	376	319
Average monthly occupancy rate based on unit count	71.8%	67.7%
Average monthly square footage occupied	33,700	28,946

During fiscal 2021, we added approximately 3.7 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 4%.

Sales of self-moving and self-storage products and services increased $79.8 million during fiscal 2021, compared with fiscal 2020. This was due to increased sales of hitches, moving supplies and propane.

Net investment and interest income decreased $8.3 million during fiscal 2021, compared with fiscal 2020 due to a decrease in interest rates on short-term deposits.

Other revenue increased $52.4 million during fiscal 2021, compared with fiscal 2020, caused primarily by growth in our U-Box ® program.

Total costs and expenses increased $139.0 million during fiscal 2021, compared with fiscal 2020. Operating expenses for Moving and Storage increased $67.7 million. Repair costs associated with the rental fleet experienced a $18.2 million decrease for fiscal 2021 due to fewer trucks being prepped for sale at auction. We experienced increases in personnel, liability costs, property taxes and shipping costs associated with U-Box transactions. Although fewer trucks were sold, net gains from the disposal of rental equipment increased $27.0 million from higher resale values. Over the last nine months of fiscal 2021 net gains have increased $42.6 million, after a net loss of $15.6 million in the first quarter of fiscal 2021 due to COVID-19 auction shutdowns.   Depreciation expense associated with our rental fleet decreased $23.8 million to $486.7 million as new truck production has been slowed by delays at manufacturers.   Depreciation expense on all other assets, largely from buildings and improvements, increased $23.7 million to $177.3 million. Losses on the disposal of real estate increased $4.0 million due to the condemnation of a property in the first quarter of fiscal 2020 combined with an increase in roof replacement projects.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries increased to $906.9 million for fiscal 2021 as compared with $472.0 million for fiscal 2020.

Equity in the earnings of AMERCO's insurance subsidiaries decreased $11.3 million for fiscal 2021, compared with fiscal 2020.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $951.3 million for fiscal 2021, compared with $527.8 million for fiscal 2020.

Property and Casualty Insurance

2020 Compared with 2019

Net premiums were $70.3 million and $69.1 million for the years ended December 31, 2020 and 2019, respectively. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul rental transactions. The premium growth corresponded with the increased moving and storage transactions at U-Haul.

Net investment and interest income were $16.5 million and $19.9 million for the years ended December 31, 2020 and 2019, respectively. The main driver of the change in net investment income was the decrease in valuation of unaffiliated common stock of $3.4 million.

Net operating expenses were $35.5 million and $33.8 million for the years ended December 31, 2020 and 2019, respectively. The change was due to an increase in commissions, decreased loss adjusting fees and subrogation income.

Benefits and losses expenses were $18.6 million and $12.4 million for the years ended December 31, 2020 and 2019, respectively. The increase was due to unfavorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $32.5 million and $42.9 million for the years ended December 31, 2020 and 2019, respectively.

Life Insurance

2020 Compared with 2019

Net premiums were $121.6 million and $128.0 million for the years ended December 31, 2020 and 2019, respectively. Medicare Supplement premiums decreased $9.9 million from the policy decrements offset by premium rate increases. This was partially offset by a $4.2 million increase in life premiums from the new sales.   Premiums on other lines of business decreased $0.7 million. Deferred annuity deposits were $471.3 million or $249.9 million above prior year and are accounted for on the balance sheet as deposits rather than premiums. The increase in deferred annuity deposits is a result of elevated sales due to competitive rates and flexible product offerings.

Net investment and interest income was $107.7 million and $109.0 million for the years ended December 31, 2020 and 2019, respectively. A $3.2 million loss was realized on derivatives used as hedges for our fixed indexed annuities. The implementation of Topic 326 resulted in net credit loss expense of $0.9 million. Additionally, mortgage loans prepayment gains decreased by a $3.3 million. This was partially offset by a net $5.8 million increase in investment income on fixed maturities, mortgage loans and the remaining invested assets from a larger invested assets base. In addition, the increase in realized gains was $0.3 million.

Net operating expenses were $20.4 million and $21.4 million for the years ended December 31, 2020 and 2019, respectively. The decrease was due to a reduced commission expense on Medicare supplement products as a result of declined premiums and one time accrual for legal losses in the second quarter of the prior year.

Benefits and losses expenses were $161.0 million and $162.4 million for the years ended December 31, 2020 and 2019, respectively. Medicare supplement benefits decreased $10.9 million from the declined policies in force and lower utilization during the pandemic. In addition, long term care benefits decreased $0.7 million from the reduced policies in force and supplementary contract payout decreased $0.8 million. This was partially offset by a $7.9 million increase in life benefits from the increased mortality experience partially attributable to COVID-19.   Additionally, there was an increase of $3.1 million in interest credited to policyholders from a larger annuity deposit base due to continued sales.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA“) and the value of business acquired (“VOBA”) was $28.3 million and $31.2 million for the years ended December 31, 2020 and 2019, respectively. A decrease is primarily in Life DAC amortization from a reduction in policy lapses driven by the premium forbearance on policyholders and Medicare supplement DAC Amortization from a decline of the in force. The decrease in the Annuity DAC amortization is primarily from a one-time DAC and SIA adjustment (write off) in the prior year to reflect updated assumptions in the estimated gross profit.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $22.9 million and $26.4 million for the years ended December 31, 2020 and 2019, respectively.

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

As of March 31, 2021, cash and cash equivalents totaled $1,194.0 million, compared with $494.4 million as of March 31, 2020. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2021 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$1,010,275	$5,658	$178,079
Other financial assets	193,516	460,088	2,830,983
Debt obligations	4,657,720	-	11,187

(a) As of December 31, 2020

As of March 31, 2021, Moving and Storage had available borrowing capacity under existing credit facilities of $105.0 million.   The majority of invested cash at the Moving and Storage segment is held in government money market funds.

During the first quarter of fiscal 2021, COVID-19 negatively affected our operating cash flows through lower self-moving equipment rental revenues along with a significant reduction in equipment sales proceeds stemming from the closures of commercial auto auctions.   Cash and liquidity improved during the last nine months of fiscal 2021 from increased operating cash flows and proceeds from commercial auto auctions.   We believe that the Company has adequate liquidity to meet our obligations. However, there can be no assurance that market conditions resulting from COVID-19 will not worsen and have a material negative effect on our liquidity.

A summary of our consolidated cash flows for fiscal 2021, 2020 and 2019 is shown in the table below:

	Years Ended March 31,
	2021	2020	2019
	(In thousands)
Net cash provided by operating activities	$1,535,395	$1,075,513	$975,583
Net cash used by investing activities	(1,129,529)	(1,766,649)	(1,571,136)
Net cash provided by financing activities	287,353	512,320	514,582
Effects of exchange rate on cash	6,441	(533)	(4,716)
Net increase (decrease) in cash flow	699,660	(179,349)	(85,687)
Cash at the beginning of the period	494,352	673,701	759,388
Cash at the end of the period	$1,194,012	$494,352	$673,701

Net cash provided by operating activities increased $459.9 million in fiscal 2021, compared with fiscal 2020.   The improvement in operating cashflows was primarily due to increased revenue and profitability, a decrease in interest paid of $14.9 million and the surrender of $20.5 million of corporate owned life insurance policies. These were partially offset by an increase of $22.2 million of federal income taxes paid, net of refunds and deposits received.

Net cash used in investing activities decreased $637.1 million in fiscal 2021, compared with fiscal 2020. Purchases of property, plant and equipment decreased $867.9 million. Reinvestment in the rental fleet has declined because new truck production has been slowed from delays at manufacturers.   We have also slowed our investment in new self-storage acquisitions and development during fiscal 2021.   Cash from the sales of property, plant and equipment decreased $149.9 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $69.1 million.

Net cash provided by financing activities decreased $225.0 million in fiscal 2021, compared with fiscal 2020. This was due to a combination of increased debt and finance lease repayments of $226.1 million, a decrease in cash from borrowings of $199.4 million, an increase in net annuity deposits from Life Insurance of $220.4 million and an increase in common stock dividends paid of $19.6 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2022 the Company will reinvest in its truck and trailer rental fleet approximately $600 million, net of equipment sales and excluding any lease buyouts. For fiscal 2021, the Company invested, net of sales, approximately $326 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2022 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment and the used-truck sales market. In particular, this projection is highly dependent upon the availability of new equipment from manufacturers. We anticipate that the fiscal 2022 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.   Based upon interactions with our existing lenders, the Company does not believe that COVID-19 will materially inhibit our ability to obtain financing for the purchases of rental equipment in fiscal 2022.   Should the situation severely worsen this belief could change.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company's plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds, corporate debt and with borrowings against existing properties as they operationally mature. For fiscal 2021, the Company invested $505 million in real estate acquisitions, new construction and renovation and repair compared to $751 million in fiscal 2020.   For fiscal 2022, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and any lingering effects of COVID-19.   In fiscal 2021, the Company opted to slow the development of new self-storage projects to preserve liquidity.   We are likely to increase these investments in fiscal 2022.   U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $904.0 million, $1,622.0 million and $1,263.7 million for fiscal 2021, 2020 and 2019, respectively. The components of our net capital expenditures are provided in the following table:

	Years Ended March 31,
	2021	2020	2019
	(In thousands)
Purchases of rental equipment	$870,106	$1,374,141	$1,162,909
Equipment lease buyouts	11,477	63,973	30,566
Purchases of real estate, construction and renovations	505,112	751,395	1,003,030
Other capital expenditures	54,780	119,897	21,831
Gross capital expenditures	1,441,475	2,309,406	2,218,336
Less: Lease proceeds	-	-	(348,368)
Less: Sales of property, plant and equipment	(537,484)	(687,375)	(606,271)
Net capital expenditures	903,991	1,622,031	1,263,697

Moving and Storage continues to hold significant cash and we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace, pay dividends or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance's assets are generally not available to satisfy the claims of AMERCO, or its legal subsidiaries. In December 2020, Repwest paid a $22.6 million dividend to AMERCO.   For calendar year 2021, the ordinary dividend available to be paid to AMERCO is $22.7 million. For more information, please see Note 21, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.We believe that stockholders' equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Our Property and Casualty operating segment stockholders' equity was $262.6 million, $251.1 million, and $222.4 million as of December 31, 2020, 2019, and 2018, respectively. The increase in 2020 compared with 2019 resulted from net earnings of $25.7 million, an increase in accumulated other comprehensive income of $9.9 million, offset by the $22.6 million dividend paid to AMERCO and a decrease of $1.5 million to beginning retained earnings due to implementation of Topic 326.   Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance's net deposits for the year ended December 31, 2020 were $304.0 million. State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's assets are generally not available to satisfy the claims of AMERCO ® or its legal subsidiaries. In April 2020, Oxford paid a $18.6 million dividend to AMERCO. For calendar year 2021, the ordinary dividend available to be paid to AMERCO is $6.3 million. For more information, please see Note 21, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Our Life Insurance operating segment stockholders' equity was $479.2 million, $417.4 million, and $311.7 million as of December 31, 2020, 2019 and 2018, respectively. The increase in 2020 compared with 2019 resulted from earnings of $18.7 million and an increase in accumulated other comprehensive income of $62.3 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio, a $18.6 million dividend paid to AMERCO and a decrease of $0.6 million to beginning retained earnings due to the implementation of Topic 326.   Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of December 31, 2020, Oxford had outstanding advances of $70.5 million through its membership in the Federal Home Loan Bank (“FHLB”) and an $11.2 million loan against its home office buildings. For a more detailed discussion of these advances, please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements.   In December 2020, AMERCO contributed $12.0 million to Oxford in the form of a surplus note.   This note will be repaid to AMERCO with interest over the next seven years.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $1,428.9 million, $980.5 million and $958.9 million in fiscal 2021, 2020 and 2019, respectively. The improvement in operating cashflows was primarily due to increased revenue and profitability, a decrease in interest paid of $14.9 million and the surrender of $20.5 million of corporate owned life insurance policies. These were partially offset by an increase of $22.2 million of federal income taxes paid, net of refunds and deposits received.

Property and Casualty Insurance

Net cash provided by operating activities was $19.4 million, $22.5 million, and $19.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. The decrease was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance's cash and cash equivalents and short-term investment portfolios amounted to $12.9 million, $11.8 million, and $11.2 million as of December 31, 2020, 2019, and 2018, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided (used) by operating activities was $87.1 million, $72.5 million and ($3.2) million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in operating cash flows was primarily due to $12.0 million in proceeds received on a surplus note issued to AMERCO. In addition, there was an increase in unapplied annuity premiums on policies not yet in force and a reduction in variable receivable accounts. This was offset by a reduction in operating cash from the increased commissions on life and annuities.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. As of December 31, 2020, 2019 and 2018, cash and cash equivalents and short-term investments amounted to $178.1 million, $30.5 million and $24.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans including our working capital needs. We continue to hold significant cash and have access to additional liquidity to meet our anticipated capital expenditure requirements for investment in our rental fleet, rental equipment and storage acquisitions and build outs.

As a result of the federal income tax provisions of the CARES Act, we have filed applicable forms with the IRS to carryback net operating losses. These refund claims total approximately $366 million, none of which has been received at this time. These amounts are expected to provide us additional liquidity whenever received. It is possible future legislation could negatively impact our ability to receive these tax refunds.

Our borrowing strategy has primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of March 31, 2021, we had available borrowing capacity under existing credit facilities of $105.0 million.   While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit.   We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report.

Disclosures about Contractual Obligations and Commercial Commitments

The following table provides contractual commitments and contingencies as of March 31, 2021.

		Payment due by Period (as of March 31, 2021)
Contractual Obligations	Total	04/01/21 - 03/31/22	04/01/22 - 03/31/24	04/01/24 - 03/31/26	Thereafter
	(In thousands)
Notes and loans payable - Principal	$2,470,617	$182,278	571,086	$384,469	$1,332,784
Notes and loans payable - Interest	634,248	103,853	174,881	130,844	224,670
Revolving credit agreements - Principal	1,070,000	-	617,222	452,778	-
Revolving credit agreements - Interest	43,746	14,976	25,511	3,259	-
Finance leases - Principal	513,623	163,246	229,044	121,326	7
Finance leases - Interest	39,732	16,224	18,471	5,037	-
Finance liability - Principal	644,375	120,360	194,075	162,714	167,226
Finance liability - Interest	62,030	17,483	25,382	14,885	4,280
Operating lease liabilities	144,116	24,288	43,496	14,157	62,175
Property and casualty obligations (a)	113,090	18,860	18,343	7,677	68,210
Life, health and annuity obligations (b)	3,901,616	558,268	794,445	563,123	1,985,780
Self-insurance accruals (c)	427,073	131,563	172,982	71,966	50,562
Post-retirement benefit liability	21,206	1,334	3,239	4,104	12,529
Total contractual obligations	$10,085,472	$1,352,733	$2,888,177	$1,936,339	$3,908,223

(a) These estimated obligations for unpaid losses and loss adjustment expenses include case reserves for reported claims and estimates of claims incurred but not reported (“IBNR”) claims estimates and are net of expected reinsurance recoveries. The ultimate amount to settle both the case reserves and IBNR is an estimate based upon historical experience and current trends and such estimates could materially differ from actual results. The assumptions do not include future premiums. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.   The cash flows shown above are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $2,553.0 million included in our consolidated balance sheet as of March 31, 2021. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

(c) These estimated obligations are primarily the Company's self insurance accruals for portions of the liability coverage for our rental equipment. The estimates for future settlement are based upon historical experience and current trends. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

As presented above, contractual obligations on debt and guarantees represent principal payments while contractual obligations for operating leases represent the notional payments under the lease arrangements.

ASC 740 - Income Taxes liabilities and interest of $45.4 million is not included above due to uncertainty surrounding ultimate settlements, if any.

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

Fiscal 2022 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals.   Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals and is likely to increase in fiscal 2022. Revenue in the U-Move ® program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to unforeseen events including adverse economic conditions or heightened competition that is beyond our control.

With respect to our storage business, we have added new locations and expanded existing locations. In fiscal 2022, we are actively looking to complete current projects, increase occupancy in our existing portfolio of locations and acquire new locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. It is likely spending on acquisitions and new development will increase in fiscal 2022. We will continue to invest capital and resources in the U-Box ® program throughout fiscal 2022.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at March 31, 2021:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$85,000	$(1,682)	6/28/2019	6/15/2022	1.76%	1 Month LIBOR
75,000	(1,544)	6/28/2019	6/30/2022	1.78%	1 Month LIBOR
75,000	(1,915)	6/28/2019	10/31/2022	1.76%	1 Month LIBOR

As of March 31, 2021, we had $1,152.9 million of variable rate debt obligations. If the LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $9.2 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. At December 31, 2020 and 2019, these derivative hedges had a net market value of $6.6 million and $5.9 million, with notional amounts of $282.7   million and $246.8   million, respectively. These derivative instruments are included in Investments, other; on the consolidated balance sheets.

Although the call options are employed to be effective hedges against our policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under GAAP. Accordingly, the call options are marked to fair value on each reporting date with the change in fair value included as a component of net investment and interest income. The change in fair value of the call options includes the gains or losses recognized at the expiration of the option term and the changes in fair value for open contracts.

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 4.6% of our revenue was generated in Canada in fiscal 2021, 2020 and 2019. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Following this discussion is the report of BDO USA, LLP, our independent registered public accounting firm, regarding its audit of AMERCO's internal control over financial reporting as set forth below in this section. This section should be read in conjunction with the certifications of our CEO and CFO and the BDO USA, LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Annual Report. Our Disclosure Controls are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Annual Report, our Disclosure Controls were effective at a reasonable assurance level related to the above stated design purposes.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

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

Management assessed our internal control over financial reporting as of March 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit function and our Finance function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2021. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO USA, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AMERCO

Reno, Nevada

Opinion on Internal Control over Financial Reporting

We have audited AMERCO's (the “Company's”) internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and schedules and our report dated May 26, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

May 26, 2021

Item 9B.    Other Information

Not applicable.

PART III

Item   10.    Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO's definitive proxy statement, in connection with its 2021 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the Company's 2021 fiscal year.

The Company has a Code of Ethics that applies to all directors, officers and employees of the Company, including the Company's principal executive officer and principal financial officer. A copy of our Code of Ethics is posted on AMERCO's website at amerco.com/governance.aspx.   We intend to satisfy the disclosure requirements of Current Report on Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Ethics by posting such information on the Company's website, at the web address and location specified above, unless otherwise required to file a Current Report on Form 8-K by NASDAQ rules and regulations.

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

The following documents are filed as part of this Annual Report:

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

Exhibits:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO's Current Report on Form 8-K filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO's Current Report on Form 8-K filed on September 5, 2013, file no. 1-11255
4.1	U-Haul Investors Club Base Indenture, dated February 14, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.2	Second Supplemental Indenture, dated February 17, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.3	Fourth Supplemental Indenture, dated March 15, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.4	Seventh Supplemental Indenture, dated March 29, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.5	Tenth Supplemental Indenture, dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.6	Eleventh Supplemental Indenture dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 31, 2011, file no. 1-11255
4.7	Twelfth Supplemental Indenture dated June 14, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.8	Fourteenth Supplemental Indenture dated July 20, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on August 17, 2011, file no. 1-11255
4.9	Sixteenth Supplemental Indenture dated August 31, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 28, 2011, file no. 1-11255
4.10	Seventeenth Supplemental Indenture dated November 8, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on January 18, 2012, file no. 1-11255
4.11	Eighteenth Supplemental Indenture dated January 7, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on March 26, 2012, file no. 1-11255
4.12	Nineteenth Supplemental Indenture dated May 14, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 15, 2012, file no. 1-11255
4.13	Eighth Supplemental Indenture, dated April 12, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year end March 31, 2012, file no. 1-11255
4.14	Twentieth Supplemental Indenture dated September 4, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 4, 2012, file no. 1-11255

4.15	Twenty-first Supplemental Indenture dated January 15, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on January 15, 2013, file no. 1-11255
4.16	Twenty-second Supplemental Indenture, dated May 28, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 30, 2013, file no. 1-11255
4.17	Twenty-third Supplemental Indenture, dated November 26, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on November 26, 2013, file no. 1-11255
4.18	Twenty-fourth Supplemental Indenture, dated April 22, 2014 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on April 22, 2014, file no. 1-11255
4.19	Twenty-fifth Supplemental Indenture, dated July 7, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on July 7, 2015, file no. 1-11255
4.20	Twenty-sixth Supplemental Indenture, dated September 29, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 29, 2015, file no. 1-11255
4.21	Twenty-seventh Supplemental Indenture, dated December 15, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on December 15, 2015, file no. 1-11255
4.22	Twenty-eighth Supplemental Indenture, dated September 13, 2016 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 13, 2016, file no. 1-11255
4.23	Twenty-ninth Supplemental Indenture, dated January 24, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on January 24, 2017, file no. 1-11255
4.24	Thirtieth Supplemental Indenture, dated June 27, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on June 27, 2017, file no. 1-11255
4.25	Thirty-first Supplemental Indenture, dated October 24, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 25, 2017, file no. 1-11255
4.26	Thirty-second Supplemental Indenture, dated March 6, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on March 6, 2018, file no. 1-11255
4.27	Amended and Restated Twenty-fifth Supplemental Indenture, dated August 28, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on August 28, 2018, file no. 1-11255
4.28	Thirty-third Supplemental Indenture, dated August 28, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on August 28, 2018, file no. 1-11255
4.29	Thirty-fourth Supplemental Indenture, dated October 23, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 23, 2018, file no. 1-11255
4.30	Thirty-fifth Supplemental Indenture, dated March 7, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on March 7, 2019, file no. 1-11255

4.31	Amended and Restated Thirty-third Supplemental Indenture, dated May 3, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.32	Amended and Restated Thirty-fourth Supplemental Indenture, dated May 3, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.33	Thirty-sixth Supplemental Indenture, dated May 3, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.34	Thirty-seventh Supplemental Indenture, dated December 10, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on December 10, 2019, file no. 1-11255
4.35	Thirty-eighth Supplemental Indenture, dated February 18, 2020 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on February 18, 2020, file no. 1-11255
4.36	Thirty-ninth, Supplemental Indenture, dated October 20, 2020 by and between AMERCO and U.S Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 20, 2020, file no. 1-11255
4.37	Fortieth Supplemental Indenture, dated January 12, 2021 by and between AMERCO and U.S Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on January 12, 2021, file no. 1-11255
4.38	Forty-first Supplemental Indenture, dated April 13, 2021 by and between AMERCO and U.S Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on April 13, 2021, file no. 1-11255
4.39	Description of Registered Securities	Incorporated by reference to AMERCO's Current Report on Form 10-K, filed on March 31, 2020, file no. 1-11255
10.1	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.2	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.3	Property Management Agreement	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.4	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.5	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255

10.6

Amended and Restated Credit Agreement, dated June 8, 2005, among Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and Merrill Lynch Commercial Finance Corp.

Incorporated by reference to AMERCO's Current Report on Form 8-K/A, filed June 14, 2005, file no. 1-11255
10.7

Security Agreement dated June 8, 2005, by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc., U-Haul International, Inc. and the Marketing Grantors named therein in favor of Merrill Lynch Commercial Finance Corp.

Incorporated by reference to AMERCO's Current Report on Form 8-K/A, filed June 14, 2005, file no. 1-11255
10.8	Guarantee, dated June 8, 2005, by U-Haul International, Inc. in favor of Merrill Lynch Commercial Finance Corp.	Incorporated by reference to AMERCO's Current Report on Form 8-K/A, filed June 14, 2005, file no. 1-11255
10.9

Promissory Note, dated June 8, 2005 by Amerco Real Estate Company, Amerco Real Estate Company of Texas, Inc., Amerco Real Estate Company of Alabama, Inc., U-Haul Co. of Florida, Inc. and U-Haul International, Inc.

Incorporated by reference to AMERCO's Current Report on Form 8-K/A, filed June 14, 2005, file no. 1-11255
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

Incorporated by reference to AMERCO's Current Report on Form 8-K filed August 23, 2006, file no. 1-11255
10.11	Amended and Restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.12	Amended and Restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.13	Amended and Restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.14	Amended and Restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.15	Amended and Restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.16	Amended and Restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.17	Amended and Restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.18	Amended and Restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.19	Amended and Restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.20	Amended and Restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.21	Amended and Restated Property Management Agreement among Eighteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.22	Amended and Restated Property Management Agreement among Twenty SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.23	Amended and Restated Property Management Agreement among Twenty-One SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.24	Amended and Restated Property Management Agreement among Twenty-Two SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.25	Amended and Restated Property Management Agreement among Twenty-Three SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.26	Amended and Restated Property Management Agreement among Twenty-Four SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.27	Amended and Restated Property Management Agreement among Twenty-Five SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.28	Amended and Restated Property Management Agreement among Twenty-Six SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.29	Amended and Restated Property Management Agreement among Twenty-Seven SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.30	Amended and Restated Property Management Agreement among Three-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.31	Amended and Restated Property Management Agreement among Three-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.32	Amended and Restated Property Management Agreement among Three-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.33	Amended and Restated Property Management Agreement among Three-D SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.34	Amended and Restated Property Management Agreement among Galaxy Storage One, LP and subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.35	U-Haul Dealership Contract Addendum	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
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

Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on August 14, 2015, file no. 1-11255
10.37	Property Management Agreement dated December 11, 2014 between Three SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.38	Property Management Agreement dated December 16, 2014 among Galaxy Storage Two, L.P. and certain subsidiaries of AMERCO	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.39	Property Management Agreement dated June 25, 2015 among 2015 SAC Self-Storage, LLC and certain subsidiaries of AMERCO	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255

10.40	Property Management Agreement dated March 21, 2016 among Five SAC RW, LLC and certain subsidiaries of AMERCO	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.41	Property Management Agreement among Six-SAC Self-Storage Corporation and certain subsidiaries of U-Haul International, Inc.	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on June 27, 2016, file no. 1-11255
10.42	Stockholder Agreement dated September 12, 2016, between Edward J. Shoen, Mark V. Shoen, Foster Road LLC, Willow Grove Holdings LP, Blackwater Investments, Inc. and SAC Holdings Corporation	Incorporated by reference to Exhibit 99.1, filed with the Schedule 13-D/A, filed on September 12, 2016, file number 5-39669
10.43	2016 Stock Option Plan (Shelf Stock Option Plan)*	Incorporated by reference to Exhibit C to Definitive Proxy for the Special Meeting of Stockholders filed on April 20, 2016
10.44

Credit Agreement, dated as of September 1, 2017 by and among AMERCO, as the Borrower, Bank of America, N.A., as Agent for all Lenders, and the financial institutions party thereto from to time as, Lenders.

Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 7, 2017, file no. 1-11255
10.45	Template Dealership Contract	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.46	Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.47	Amendment to the Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.48	Amended and Restated AMERCO Employee Stock Ownership Plan*	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.49	Amendment to the Amended and Restated AMERCO Employee Stock Ownership Plan*	Incorporated by reference to AMERCO's Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
14	Code of Ethics	Incorporated by reference to AMERCO's Quarterly Report on Form 8-K, filed on April 15, 2014, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Indicates management plan or compensatory arrangement.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AMERCO

Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AMERCO (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021 , in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 26, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 18 to the consolidated financial statements, effective April 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Self-Insurance Reserves (U-Haul)

As described in Notes 3 and 22A to the consolidated financial statements, U-Haul retains the risk for certain public liability and property damage programs related to its rental equipment, which is referred to as self-insurance. The estimated U-Haul self-insurance reserve as of March 31, 2021 was $427 million and   was recorded in the consolidated balance sheets within policy benefits and losses, claims and loss expenses payable.   The self-insurance reserve estimate requires significant management judgment and is based upon historical claims experience, current claim trends, and actuarial estimates.

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

The primary procedures we performed to address this critical audit matter included the following:

  Testing the design and operating effectiveness of internal controls surrounding the U-Haul self-insurance reserve process, including controls over: (i) existence and accuracy of historical claims data used by the actuary, and (ii) management's review of the external actuary's estimate of the self-insurance reserves.
  Testing the completeness and accuracy of claims data utilized by the actuary by selecting a sample of claims and corroborating key attributes of claims detail to source and supporting documents.
  Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in evaluating the appropriateness of the methodology and key assumptions utilized by the external actuary including the future development of incurred and paid losses, initial expected claim cost per exposure and retrospective review of prior year estimates.

Valuation of Future Policy Benefits (Oxford)

As discussed in Notes 3, 17 and 22A of the consolidated financial statements, the Company's life insurance subsidiary   (“Oxford”), sells life insurance, Medicare supplement insurance, and deferred annuities. Liabilities for future policy benefits are recorded in the consolidated balance sheets within policy benefits and losses, claims and loss expenses payable. Management's estimate of liabilities for future policy benefits as of December 31, 2020 was $392 million. The liability is determined by Management utilizing the net premium valuation methodology and is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to policyholders and related expenses less the present value of future net premiums, is estimated using assumptions applicable at the time the insurance contracts are written, with provisions for the risk of adverse deviation, as appropriate.   The Company periodically performs a gross premium valuation and reviews original assumptions, including capitalized expenses which reduce the gross premium valuation, to evaluate whether assets and the liabilities are adequate and whether a loss should be recognized.

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

The primary procedures we performed to address this critical audit matter included:

  Testing   the design and operating effectiveness of internal controls   used to estimate future policy benefits including controls over: (i) the appropriateness and completeness of underlying data and the reasonableness of assumptions used, (ii) the reasonableness of internal actuary's forecasted cash flows and evaluation of results of the gross premium valuation, and (iii) review of management's estimation process around capitalized expenses.
  Testing the completeness and accuracy of a sample of the data to source and supporting documents utilized to calculate management's assumptions as the basis for the gross premium valuation.
  Utilizing a specialist with knowledge and skill in actuarial methods to assist in reviewing the methodology and assumptions used in the gross premium valuation, including (i) assessing the reasonableness of assumptions used through independent calculations, (ii) evaluating the reasonableness of the amortization of capitalized expenses, (iii)       evaluating the applicability of the assumptions and sources of management's calculation at the time the insurance contracts were written and, (iv) reviewing the reasonableness of the gross premium valuation, including evaluating whether loss recognition is warranted.

Reserve for Property & Casualty Losses and Loss Adjustment Expenses (Repwest)

As described in Notes 3, 17 and 22A to the consolidated financial statements, the Company's property and casualty insurance subsidiary (“Repwest”) recorded $178 million of reserves for property and casualty (“P&C”) losses and loss adjustment expenses at December 31, 2020.   Reserves for P&C losses and loss adjustment expenses are recorded in the consolidated balance sheets within policy benefits and losses, claims and loss expenses payable. Insurance reserves for P&C   take into account losses incurred based upon actuarial estimates and are management's best approximation of future payments. These estimates are based upon past claims experience and current claim trends as well as actuarial estimates. Changes in judgments and assumptions could materially impact the valuation of these liabilities, particularly for exposure with a long period of time between the insured period and settlement of all claims, such as, excess workers' compensation claims.

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

The primary procedures we performed to address this critical audit matter included:

  Testing the design and operating effectiveness of internal controls surrounding the reserve for   P&C losses and loss adjustment expense reserves process, including controls over (i) existence and accuracy of historical claims data used by the actuary, and (ii) management's review of the external actuary's estimate of the P&C losses and loss adjustment expense.
  Testing the completeness and accuracy of claims data utilized by the actuary by selecting a sample of claims and corroborating key attributes of claims detail to source and supporting documents.
  Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in       evaluating the appropriateness of the methodology and the assumptions used by management's actuary including (i) performing a retrospective review of the prior year reserve estimate against actual performance, and (ii) performing independent estimates around certain actuarial assumptions related to   expected and incurred loss development between the financial reporting date and the projected date when all claims ultimately settle.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003.

Phoenix, Arizona

May 26, 2021

Amerco and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2021	2020
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,194,012	$494,352
Reinsurance recoverables and trade receivables, net	224,426	186,672
Inventories and parts, net	105,577	101,083
Prepaid expenses	469,144	562,904
Investments, fixed maturities and marketable equities	2,695,656	2,492,738
Investments, other	489,759	360,373
Deferred policy acquisition costs, net	89,749	103,118
Other assets	47,730	71,956
Right of use assets - financing, net	877,038	1,080,353
Right of use assets - operating	92,505	106,631
Related party assets	35,395	34,784
	6,320,991	5,594,964
Property, plant and equipment, at cost:
Land	1,075,813	1,032,945
Buildings and improvements	5,163,705	4,663,461
Furniture and equipment	786,505	752,363
Rental trailers and other rental equipment	477,921	511,520
Rental trucks	3,909,724	3,595,933
	11,413,668	10,556,222
Less: Accumulated depreciation	(3,083,053)	(2,713,162)
Total property, plant and equipment	8,330,615	7,843,060
Total assets	$14,651,606	$13,438,024
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$645,575	$554,353
Notes, loans and finance leases payable, net	4,668,907	4,621,291
Operating lease liabilities	92,510	106,443
Policy benefits and losses, claims and loss expenses payable	997,701	997,647
Liabilities from investment contracts	2,161,530	1,802,217
Other policyholders' funds and liabilities	12,420	10,190
Deferred income	42,592	31,620
Deferred income taxes, net	1,178,489	1,093,543
Total liabilities	9,799,724	9,217,304

Commitments and contingencies (notes 9, 17, 18, and 19)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of March 31, 2021 and 2020	-	-
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2021 and 2020	-	-
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $ 0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of March 31, 2021 and 2020	-	-
Common stock, with $ 0.25 par value, 250,000,000 shares authorized:
Common stock of $ 0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of March 31, 2021 and 2020	10,497	10,497
Additional paid-in capital	453,819	453,819
Accumulated other comprehensive income	106,857	34,652
Retained earnings	4,958,359	4,399,402
Cost of common shares in treasury, net ( 22,377,912 shares as of March 31, 2021 and 2020)	(525,653)	(525,653)
Cost of preferred shares in treasury, net ( 6,100,000 shares as of March 31, 2021 and 2020)	(151,997)	(151,997)
Unearned employee stock ownership plan shares	-	-
Total stockholders' equity	4,851,882	4,220,720
Total liabilities and stockholders' equity	$14,651,606	$13,438,024

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2021	2020	2019
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$3,083,317	$2,692,413	$2,653,497
Self-storage revenues	477,262	418,741	367,276
Self-moving and self-storage products and service sales	344,929	265,091	264,146
Property management fees	31,603	30,406	29,148
Life insurance premiums	121,609	127,976	63,488
Property and casualty insurance premiums	68,779	66,053	60,853
Net investment and interest income	122,938	137,829	110,934
Other revenue	291,548	240,359	219,365
Total revenues	4,541,985	3,978,868	3,768,707

Costs and expenses:
Operating expenses	2,187,684	2,117,148	1,981,180
Commission expenses	329,609	288,332	288,408
Cost of sales	214,059	164,018	162,142
Benefits and losses	179,512	174,836	100,277
Amortization of deferred policy acquisition costs	28,293	31,219	28,556
Lease expense	28,470	26,882	33,158
Depreciation, net gains on disposals of ($54,071, $27,057 and $26,982 respectively)	609,930	637,063	554,043
Net (gains) losses on disposal of real estate	3,281	(758)	(44)
Total costs and expenses	3,580,838	3,438,740	3,147,720

Earnings from operations	961,147	540,128	620,987
Other components of net periodic benefit costs	(987)	(1,054)	(1,013)
Interest expense	(163,502)	(160,950)	(142,445)
Pretax earnings	796,658	378,124	477,529
Income tax benefit (expense)	(185,802)	63,924	(106,672)
Earnings available to common stockholders	$610,856	$442,048	$370,857
Basic and diluted earnings per common share	$31.15	$22.55	$18.93
Weighted average common shares outstanding: Basic and diluted	19,607,788	19,603,708	19,592,048

Related party revenues for fiscal 2021, 2020 and 2019, net of eliminations, were $31.6 million, $30.4 million and $29.1 million, respectively.

Related party costs and expenses for fiscal 2021, 2020, and 2019, net of eliminations, were $71.8 million, $64.7 million and $64.1 million, respectively.

Please see Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and Consolidated Subsidiaries

Consolidated statements of comprehensive income (loss)

Fiscal Year Ended March 31, 2021	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$796,658	$(185,802)	$610,856
Other comprehensive income:
Foreign currency translation	(5,694)	-	(5,694)
Unrealized net gain on investments	96,170	(19,201)	76,969
Change in fair value of cash flow hedges	(569)	140	(429)
Amounts reclassified into earnings on hedging activities	3,640	(894)	2,746
Change in postretirement benefit obligations	(1,838)	451	(1,387)
Total other comprehensive income	91,709	(19,504)	72,205

Total comprehensive income	$888,367	$(205,306)	$683,061

Fiscal Year Ended March 31, 2020	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$378,124	$63,924	$442,048
Other comprehensive income:
Foreign currency translation	9,377	-	9,377
Unrealized net gain on investments	124,566	(26,623)	97,943
Change in fair value of cash flow hedges	(8,352)	2,051	(6,301)
Amounts reclassified into earnings on hedging activities	(3)	1	(2)
Change in postretirement benefit obligations	441	(108)	333
Total other comprehensive income	126,029	(24,679)	101,350

Total comprehensive income	$504,153	$39,245	$543,398

Fiscal Year Ended March 31, 2019	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$477,529	$(106,672)	$370,857
Other comprehensive income:
Foreign currency translation	(1,759)	-	(1,759)
Unrealized net loss on investments	(76,124)	16,356	(59,768)
Change in fair value of cash flow hedges	598	(147)	451
Amounts reclassified into earnings on hedging activities	35	(9)	26
Change in postretirement benefit obligations	(1,359)	334	(1,025)
Total other comprehensive income	(78,609)	16,534	(62,075)

Total comprehensive income	$398,920	$(90,138)	$308,782

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and consolidated subsidiaries

consolidated statements of changes in stockholders' equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2018	$10,497	$452,746	$(4,623)	$3,635,561	$(525,653)	$(151,997)	$(7,823)	$3,408,708
Adjustment for adoption of ASU 2016 - 01	-	-	(9,724)	9,724	-	-	-	-
Increase in market value of released ESOP shares	-	580	-	-	-	-	-	580
Release of unearned ESOP shares	-	-	-	-	-	-	9,392	9,392
Purchase of ESOP shares	-	-	-	-	-	-	(5,617)	(5,617)
Foreign currency translation	-	-	(1,759)	-	-	-	-	(1,759)
Unrealized net loss on investments, net of tax	-	-	(50,044)	-	-	-	-	(50,044)
Change in fair value of cash flow hedges, net of tax	-	-	451	-	-	-	-	451
Amounts reclassified into earnings on hedging activities	-	-	26	-	-	-	-	26
Change in postretirement benefit obligations	-	-	(1,025)	-	-	-	-	(1,025)
Net earnings	-	-	-	370,857	-	-	-	370,857
Common stock dividends: ($ 2.00 per share for fiscal 2019)	-	-	-	(39,180)	-	-	-	(39,180)
Net activity	-	580	(62,075)	341,401	-	-	3,775	283,681
Balance as of March 31, 2019	$10,497	$453,326	$(66,698)	$3,976,962	$(525,653)	(151,997)	$(4,048)	$3,692,389
Increase in market value of released ESOP shares	-	493	-	-	-	-	-	493
Release of unearned ESOP shares	-	-	-	-	-	-	4,253	4,253
Purchase of ESOP shares	-	-	-	-	-	-	(205)	(205)
Foreign currency translation	-	-	9,377	-	-	-	-	9,377
Unrealized net gain on investments, net of tax	-	-	97,943	-	-	-	-	97,943
Change in fair value of cash flow hedges, net of tax	-	-	(6,301)	-	-	-	-	(6,301)
Amounts reclassified into earnings on hedging activities	-	-	(2)	-	-	-	-	(2)
Change in postretirement benefit obligations	-	-	333	-	-	-	-	333
Net earnings	-	-	-	442,048	-	-	-	442,048
Common stock dividends: ($ 1.00 per share for fiscal 2020)	-	-	-	(19,608)	-	-	-	(19,608)
Net activity	-	493	101,350	422,440	-	-	4,048	528,331
Balance as of March 31, 2020	$10,497	$453,819	$34,652	$4,399,402	$(525,653)	$(151,997)	$-	$4,220,720
Adjustment for adoption of Topic 326	-	-	-	(2,880)	-	-	-	(2,880)
Purchase of ESOP shares	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	(5,694)	-	-	-	-	(5,694)
Unrealized net gain on investments, net of tax	-	-	76,969	-	-	-	-	76,969
Change in fair value of cash flow hedges, net of tax	-	-	(429)	-	-	-	-	(429)
Amounts reclassified into earnings on hedging activities	-	-	2,746	-	-	-	-	2,746
Change in postretirement benefit obligations	-	-	(1,387)	-	-	-	-	(1,387)
Net earnings	-	-	-	610,856	-	-	-	610,856
Common stock dividends: ($ 2.50 per share for fiscal 2021)	-	-	-	(49,019)	-	-	-	(49,019)
Net activity	-	-	72,205	558,957	-	-	-	631,162
Balance as of March 31, 2021	$10,497	$453,819	$106,857	$4,958,359	$(525,653)	$(151,997)	$-	$4,851,882

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net earnings	$610,856	$442,048	$370,857
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	664,001	664,120	581,025
Amortization of deferred policy acquisition costs	28,293	31,219	28,556
Amortization of premiums and accretion of discounts related to investments, net	14,229	13,317	13,107
Amortization of debt issuance costs	5,948	4,426	3,923
Interest credited to policyholders	55,321	51,857	35,387
Change in allowance for losses on trade receivables	1,206	(14)	52
Change in allowance for inventories and parts reserves	1,298	640	(146)
Net gains on disposal of personal property	(54,071)	(27,057)	(26,982)
Net (gains) losses on disposal of real estate	3,281	(758)	(44)
Net gains on sales of investments	(10,058)	(13,596)	(2,663)
Net (gains) losses on equity investments	(394)	(3,783)	5,739
Deferred income taxes	68,411	317,893	106,811
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(39,516)	38,129	(31,365)
Inventories and parts	(5,775)	1,776	(13,492)
Prepaid expenses	94,359	(391,120)	(8,620)
Capitalization of deferred policy acquisition costs	(36,162)	(24,447)	(25,957)
Other assets	29,865	(1,295)	157,152
Related party assets	(487)	(5,645)	4,194
Accounts payable and accrued expenses	92,925	(4,530)	10,263
Policy benefits and losses, claims and loss expenses payable	(1,992)	(12,618)	(236,120)
Other policyholders' funds and liabilities	2,230	(4,857)	5,007
Deferred income	11,567	(1,818)	966
Related party liabilities	60	1,626	(2,067)
Net cash provided by operating activities	1,535,395	1,075,513	975,583

Cash flows from investing activities:
Escrow deposits	(5,221)	6,617	4,299
Purchase of:
Property, plant and equipment	(1,441,475)	(2,309,406)	(1,869,968)
Short term investments	(69,929)	(61,226)	(54,048)
Fixed maturity investments	(606,233)	(379,349)	(540,045)
Equity securities	(962)	(83)	(957)
Preferred stock	(16,144)	-	-
Real estate	(622)	(4,286)	(635)
Mortgage loans	(158,071)	(62,016)	(63,611)
Proceeds from sales and paydowns of:
Property, plant and equipment	537,484	687,375	606,271
Short term investments	69,718	59,056	66,037
Fixed maturity investments	529,239	268,636	123,551
Equity securities	207	185	8,608
Preferred stock	2,700	2,375	1,625
Real estate	255	311	-
Mortgage loans	29,525	25,162	147,737
Net cash used by investing activities	(1,129,529)	(1,766,649)	(1,571,136)
	Page 1 of 2

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows (continued)

	Years Ended March 31,
	2021	2020	2019
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	$922,008	$1,121,412	$897,311
Principal repayments on credit facilities	(662,588)	(349,986)	(299,748)
Payment of debt issuance costs	(5,793)	(5,332)	(7,243)
Finance/capital lease payments	(221,247)	(307,782)	(303,431)
Employee stock ownership plan shares	-	(206)	(418)
Common stock dividends paid	(49,019)	(29,404)	(39,179)
Investment contract deposits	517,856	234,640	400,123
Investment contract withdrawals	(213,864)	(151,022)	(132,833)
Net cash provided by financing activities	287,353	512,320	514,582

Effects of exchange rate on cash	6,441	(533)	(4,716)

Increase (decrease) in cash and cash equivalents	699,660	(179,349)	(85,687)
Cash and cash equivalents at the beginning of period	494,352	673,701	759,388
Cash and cash equivalents at the end of period	$1,194,012	$494,352	$673,701

	Page 2 of 2

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Note 1. Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a fiscal year that ends on the 31 st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31 st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies' financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries' years 2020, 2019 and 2018 correspond to fiscal 2021, 2020 and 2019 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation. Please see Note 3, Accounting Policies - Adoption of New Accounting Pronouncements , of the Notes to Consolidated Financial Statements.

Note 2. Principles of Consolidation

We apply Accounting Standards Codification (“ASC”) 810 - Consolidation (“ASC 810”) in our principles of consolidation. ASC 810 addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (“VIE”). A company is required to consolidate a VIE if it has determined it is the primary beneficiary, which is the entity with the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation absorbs the majority of the losses or benefits. ASC 810 also addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

A VIE is not self-supportive due to having one or both of the following conditions: (i) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or (ii) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and is re-assessed on an on-going basis should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration. After a reconsideration event occurs the most recent facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(ies) have a variable interest in the entity, and whether or not the company's interest is such that it is the primary beneficiary.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

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

Note 3.   Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. The accounting policies that we deem most critical to us and that require management's most difficult and subjective judgments include the principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, the recognition and measurement of impairments for investments accounted for under ASC 320 - Investments - Debt and Equity Securities and the recognition and measurement of income tax assets and liabilities. The actual results experienced by us may materially differ from management's estimates.

Cash and Cash Equivalents

We consider cash equivalents to be highly liquid debt securities with insignificant interest rate risk with original maturities from the date of purchase of three months or less.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $ 250,000 . Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $ 100,000 CAD per account. As of March 31, 2021 and March 31, 2020, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Investments

Fixed Maturities and Marketable Equities. Fixed maturity investments consist of either marketable debt, equity or redeemable preferred stocks. As of the balance sheet dates, all of our investments in these securities were classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses recorded net of taxes and applicable adjustments to deferred policy acquisition costs in stockholders' equity.   We adopted ASC Topic 326, Financial Instruments Credit Losses: (“Topic 326”) as of April 1, 2020, for available-for-sale debt securities. This new standard requires the use of forward-looking information to estimate credit losses and requires credit losses for available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction in the amortized cost basis .   Changes in the market value of common stocks are recognized in earnings. Fair value for these investments is based on quoted market prices, dealer quotes or discounted cash flows. The cost of investments sold is based on the specific identification method. See Note 24, Allowance for Credit Losses, of the Notes to Consolidated Financial Statements.

Mortgage Loans and Notes on Real Estate. Mortgage loans and notes on real estate are reported at their unpaid balance, net of any allowance for expected losses and any unamortized premium or discount. See Note 24, Allowance for Credit Losses, of the Notes to Consolidated Financial Statements.

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

Inventories and parts, net

Inventories and parts, net were as follows:

	March 31,
	2021	2020
	(In thousands)
Truck and trailer parts and accessories (a)	$95,976	$88,138
Hitches and towing components (b)	19,972	23,070
Moving supplies and propane (b)	12,877	11,824
Subtotal	128,825	123,032
Less: LIFO reserves	(21,832)	(18,886)
Less: excess and obsolete reserves	(1,416)	(3,063)
Total	$105,577	$101,083

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

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 96 % of the total inventories for March 31, 2021 and 2020. Had we utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $21.8 million and $18.9 million higher as of March 31, 2021 and 2020, respectively. In fiscal 2021, the negative effect on income due to liquidation of a portion of the LIFO inventory was $ 0.4 million.

Property, Plant and Equipment

Our Property, plant and equipment is stated at cost. Interest expense, if any, incurred during the initial construction of buildings is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment, other than real estate (“personal property”), are netted against depreciation expense when realized. The net amount of gains, netted against depreciation expense, were $ 54.1 million, $ 27.1 million and $ 27.0 million during fiscal 2021, 2020 and 2019, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of changes in IRS regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, we raised the value threshold before certain assets are capitalized within our depreciation policy. This change in threshold, results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had operating expenses of $ 21.2 million and $ 27.7 million in fiscal 2021 and 2020, respectively. This change in threshold benefited us through the immediate recognition of tax deductible costs.

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

In addition to our property, plant and equipment, we had real estate held for future development or use of $ 68.8 million and $ 69.6 million for fiscal 2021 and 2020, respectively and is included in Investments, other.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Receivables

Trade receivables include trade accounts from moving and self-storage customers and dealers, insurance premiums and amounts due from re-insurers, less management's estimate of expected losses. See Note 24, Allowance for Credit Losses, of the Notes to Consolidated Financial Statements.

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

Policy Benefits and Losses, Claims and Loss Expenses Payable

Liabilities for future policy benefits related to life insurance, Medical supplement insurance, and deferred annuities are determined by management utilizing the net premium valuation methodology and are accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to policyholders and related expenses less the present value of future net premiums, is estimated using assumptions applicable at the time the insurance contracts are written, with provisions for the risk of adverse deviation, as appropriate. Assumptions include expected mortality and morbidity experience, policy lapses and surrenders, current asset yields and expenses, and expected interest rate yields. The Company periodically performs a gross premium valuation and reviews original assumptions, including capitalized expenses which reduce the gross premium valuation, to evaluate whether the assets and liabilities are adequate and whether a loss reserve should be recognized. Liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of IBNR losses. Oxford's liabilities for deferred annuity contracts consist of contract account balances that accrue to the benefit of the policyholders.

Property and Casualty Insurance's liability for reported and unreported losses is based on Repwest's historical data along with industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from re-insurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the re-insured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from re-insurers on unpaid losses are charged or credited to expense in the periods in which they are made.

Due to the nature of the underlying risks and high degree of uncertainty associated with the determination of the liability for future policy benefits and claims, the amounts to be ultimately paid to settle these liabilities cannot be precisely determined and may vary significantly from the estimated liability, especially for long-tailed casualty lines of business such as excess workers' compensation.   As a result of the long-tailed nature of the excess workers' compensation policies written by Repwest during 1983 through 2001, it may take a number of years for claims to be fully reported and finally settled.

On a regular basis insurance reserve adequacy is reviewed by management to determine if existing assumptions need to be updated. In determining the assumptions for calculating workers' compensation reserves, management considers multiple factors including the following:

  Claimant longevity
  Cost trends associated with claimant treatments
  Changes in ceding entity and third party administrator reporting practices
  Changes in environmental factors including legal and regulatory amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

  Current conditions affecting claim settlements
  Future economic conditions including inflation

We have reserved each claim based upon the accumulation of current claim costs projected through each claimant's life expectancy and then adjusted for applicable reinsurance arrangements.   Management reviews each claim bi-annually or more frequently, if there are changes in facts or circumstances to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.   We have factored in an estimate of what the potential cost increases could be in our IBNR liability.   We have not assumed settlement of the existing claims in calculating the reserve amount, unless it is in the final stages of completion.

Continued increases in claim costs, including medical inflation and new treatments and medications could lead to future adverse development resulting in additional reserve strengthening.   Conversely, settlement of existing claims or if injured workers return to work or expire prematurely, could lead to future positive development.

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to our rental equipment. The consolidated balance sheets include $ 427.1 million and $ 410.1 million of liabilities related to these programs as of March 31, 2021 and 2020, respectively. These liabilities are recorded in Policy benefits and losses, claims and loss expenses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

Additionally, as of March 31, 2021 and 2020, the consolidated balance sheets include liabilities of $ 17.5 million and $ 15.7 million, respectively, related to medical plan benefits we provide for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of IBNR claims. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

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

Advertising

All advertising costs are expensed as incurred. Advertising expense was $ 18.0 million, $ 13.7 million and $ 10.6 million in fiscal 2021, 2020 and 2019, respectively.

Deferred Policy Acquisition Costs

Commissions and other costs that fluctuate with and are primarily related to the successful acquisition or renewal of certain insurance premiums are deferred. For our Life Insurance's life and health insurance products, these costs are amortized, with interest, in relation to revenue such that costs are realized as a constant percentage of revenue. For its annuity insurance products the costs are amortized, with interest, in relation to the present value of actual and expected gross profits.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Starting in fiscal 2014, new annuity contract holders were provided with a sales inducement in the form of a premium bonus (the “Sales Inducement Asset”).   Sales inducements are recognized as an asset with a corresponding increase to the policyholder liability and are amortized in a similar manner to Deferred Policy Acquisition Costs.   As of December 31, 2020 and 2019, the Sales Inducement Asset included with Deferred Policy Acquisition Costs amounted to $ 16.0 million and $ 16.8 million, respectively on the consolidated balance sheet and amortization expense totaled $ 4.3 million, $ 5.5 million and $ 3.7 million for the periods ended December 31, 2020, 2019 and 2018, respectively.

Environmental Costs

Liabilities are recorded when environmental assessments and remedial efforts, if applicable, are probable and the costs can be reasonably estimated. The amount of the liability is based on management's best estimate of undiscounted future costs. Certain recoverable environmental costs related to the removal of underground storage tanks or related contamination are capitalized and amortized over the estimated useful lives of the properties. These costs are capitalized if they improve the safety or efficiency of the property or are incurred in preparing the property for sale.

Income Taxes

AMERCO files a consolidated tax return with all of its legal subsidiaries. The provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Adoption of New Accounting Pronouncements

On April 1, 2020, the Company adopted Topic 326. This standard requires the measurement and recognition of expected credit losses held at amortized cost. This new standard requires the use of forward-looking information to estimate credit losses and requires credit losses for available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction in the amortized cost basis. We adopted Topic 326 using a modified retrospective approach. We recognized a cumulative-effect adjustment to our opening retained earnings balance in the period of adoption. Accordingly, comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods. The impact of the adoption to our beginning retained earnings was $2.9 million.

On April 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosures on fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for the timing of such transfers. ASU 2018-13 expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income. The adoption of the standard did not have a material impact on our consolidated financial statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

On April 1, 2020, the Company adopted ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Subtopic 715-20 - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The adoption of the standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update require insurance companies to annually review and update the assumptions used for measuring the liability under long-duration contracts, such as life insurance, disability income, and annuities. The amendment prescribes standardized liability discount rate, consistency in measurement of market risk benefits, simplified amortization of DAC and enhanced disclosures. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2020. In November 2020, FASB issued ASU 2020-11, Financial Services - Insurance (Topic 944) , which deferred the effective date of ASU 2018-12 to years beginning after December 15, 2022. We are currently in the process of evaluating the impact of the adoption of ASU 2018-12 on our financial statements; however, the adoption of ASU 2018-12 will impact the statements of operations because the effect of any update to the assumptions we used at the inception of the contracts will be recorded in net income.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This standard provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Inter-Bank Offer Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently evaluating the impact of this standard on our consolidated financial statements.

In October 2020, FASB issued ASU 2020-08, Clarifying Guidance on Amortization of the Excess of the Cost Basis of Certain Callable Debt Securities Over the Amount Repayable . This standard requires that, for each reporting period, callable debt securities be reevaluated to determine if they remain subject to the guidance, which will depend on the amortized cost basis of the security and the terms of the next call option. The guidance is effective for fiscal years beginning after December 15, 2020. We do not expect this standard to have a material impact on our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) . This standard permits a company to apply certain optional expedients to modifications of interest rate indexes used for margining, discounting or contract price alignment of certain derivatives as a result of reference rate reform initiatives (“discounting transitions”). Extends optional expedients to account for a derivative contract modified as a continuation of the existing contract and to continue hedge accounting with certain critical terms of a hedging relationship change to modifications made as part of the discounting transition. This standard is effective immediately, may be applied as of the beginning of the interim period that includes March 12, 2020 and is available for a limited time, generally through December 31, 2022.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the Emerging Issues Task Force (EITF), to provide explicit guidance on accounting by issuers for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. The guidance is effective for fiscal years beginning after December 31, 2021. We are currently evaluating the impact of this standard on our consolidated financial statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

From time to time, new accounting pronouncements are issued by the FASB or the Securities and Exchange Commission (“SEC”) that are adopted by us as of the specified effective date. Unless otherwise discussed, these ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore will have minimal, if any, impact on our financial position or results of operations upon adoption.

Note 4.   Earnings Per Share

Our earnings per share is calculated by dividing our earnings available to common stockholders by the weighted average common shares outstanding, basic and diluted.

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released. The unreleased shares, net of shares committed to be released, were 11,949 as of March 31, 2019. As of March 31, 2021 and 2020 all of these shares have been released.

Note 5.   Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2021	2020
	(In thousands)
Reinsurance recoverable	$66,386	$89,020
Trade accounts receivable	121,251	59,394
Paid losses recoverable	276	624
Accrued investment income	27,883	25,744
Premiums and agents' balances	2,546	1,582
Independent dealer receivable	258	1,015
Other receivables	10,247	9,828
	228,847	187,207
Less: Allowance for doubtful accounts	(4,421)	(535)
	$224,426	$186,672

Note 6.   Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 27.7 million and $ 30.8 million for December 31, 2020 and 2019, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Available-for-Sale Investments

Available-for-sale investments as of March 31, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Allowance for Expected Credit Losses	Fair Value

	(In thousands)
U.S. treasury securities and government obligations	$92,429	$12,941	$-	$-	$-	$105,370
U.S. government agency mortgage-backed securities	61,427	911	(1)	(132)	-	62,205
Obligations of states and political subdivisions	230,521	25,249	(59)	(3)	-	255,708
Corporate securities	1,846,507	199,447	(163)	(641)	(1,319)	2,043,831
Mortgage-backed securities	174,728	11,706	(1)	(8)	-	186,425
	$2,405,612	$250,254	$(224)	$(784)	$(1,319)	$2,653,539

Available-for-sale investments as of March 31, 2020 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Fair Value

	(in thousands)
U.S. treasury securities and government obligations	$112,421	$7,959	$(1)	$-	$120,379
U.S. government agency mortgage-backed securities	88,449	759	(1)	(373)	88,834
Obligations of states and political subdivisions	287,643	20,664	(155)	-	308,152
Corporate securities	1,656,425	100,302	(919)	(812)	1,754,996
Mortgage-backed securities	187,784	6,011	(1)	(107)	193,687
Redeemable preferred stocks	1,493	72	-	-	1,565
	$2,334,215	$135,767	$(1,077)	$(1,292)	$2,467,613

We sold available-for-sale securities with a fair value of $ 523.9 million, $ 264.5 million and $ 114.8 million in fiscal 2021, 2020 and 2019, respectively. The gross realized gains on these sales totaled $ 9.6 million, $ 6.4 million and $ 2.0 million in fiscal 2021, 2020 and 2019, respectively. We realized gross losses on these sales of $ 2.1 million, $ 0.2 million and $ 0.2 million in fiscal 2021, 2020 and 2019, respectively.

We adopted Topic 326 as of April 1, 2020. For available-for-sale debt securities in an unrealized loss position, we first assess whether the security is below investment grade. For securities that are below investment grade, we evaluate whether the decline in fair value has resulted from credit losses or other factors such as the interest rate environment. Declines in value due to credit are recognized as an allowance. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse market conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, cumulative default rates based on ratings are used to determine the potential cost of default, by year. The present value of these potential costs is then compared to the amortized cost of the security to determine the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during fiscal year 2021.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	March 31, 2021		March 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$90,142	$91,190	$128,747	$129,420
Due after one year through five years	562,442	601,818	547,821	566,934
Due after five years through ten years	672,733	754,536	636,036	678,636
Due after ten years	905,567	1,019,570	832,334	897,371
	2,230,884	2,467,114	2,144,938	2,272,361

Mortgage backed securities	174,728	186,425	187,784	193,687
Redeemable preferred stocks	-	-	1,493	1,565
	$2,405,612	$2,653,539	$2,334,215	$2,467,613

Equity investments of common stock and non-redeemable preferred stock were as follows:

	March 31, 2021		March 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Common stocks	$9,775	$20,440	$9,775	$20,015
Non-redeemable preferred stocks	20,034	21,677	5,076	5,110
	$29,809	$42,117	$14,851	$25,125

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2021	2020
	(In thousands)
Mortgage loans, net	$391,230	$262,688
Short-term investments	7,234	6,995
Real estate	68,813	69,569
Policy loans	11,163	11,212
Other equity investments	11,319	9,909
	$489,759	$360,373

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Mortgage loans are carried at the unpaid balance, less an allowance for expected losses net of any unamortized premium or discount. The portfolio of mortgage loans is principally collateralized by self-storage facilities and commercial properties. The interest rate range on the mortgage loans is 3.8 % to 8.2 % with maturities between 2021 and 2036 . The allowance for expected losses was $ 0.4 million and $ 0.5 million for March 31, 2021 and 2020, respectively. The estimated fair value of these loans as of March 31, 2021 and 2020 were not materially different compared to the carrying value. These loans represent first lien mortgages held by us. Mortgage loans are reviewed on an ongoing basis and analysis may include market analysis, estimated valuations of the underlying collateral, loan to value ratios, tenant creditworthiness and other factors. For our mortgage loans, no specifically identified loans were impaired as of March 31, 2021. We have not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area.

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

Note 7.   Other Assets

Other assets were as follows:

	March 31,
	2021	2020
	(In thousands)
Deposits (debt-related)	$33,952	$33,020
Cash surrender value of life insurance policies	567	31,371
Deposits (real estate related)	13,211	7,565
	$47,730	$71,956

Note 8.   Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2021	2020	2019
	(In thousands)
Fixed maturities	$102,021	$107,434	$99,348
Real estate	5,769	7,304	5,538
Insurance policy loans	829	974	1,305
Mortgage loans	18,248	17,164	16,674
Short-term, amounts held by ceding reinsurers, net and other investments	3,103	9,807	(7,429)
Investment income	129,970	142,683	115,436
Less: investment expenses	(7,032)	(4,854)	(4,502)
Investment income - related party, net eliminations	-	-	-
Net investment and interest income	$122,938	$137,829	$110,934

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Note 9.   Borrowings

Long-Term Debt

Long-term debt was as follows:

							March 31,
	2021 Rates			Maturities			2021	2020
							(In thousands)
Real estate loan (amortizing term)			1.61%			2023	$82,913	$92,913
Senior mortgages	2.80%	-	6.62%	2021	-	2038	2,125,324	2,029,878
Real estate loans (revolving credit) (a)	1.36%	-	1.61%	2023	-	2025	535,000	519,000
Fleet loans (amortizing term)	1.61%	-	4.66%	2022	-	2028	176,295	224,089
Fleet loans (revolving credit)	1.27%	-	2.36%	2023	-	2025	535,000	567,000
Finance leases (rental equipment)	1.92%	-	5.04%	2021	-	2027	513,623	734,870
Finance liability (rental equipment)	1.60%	-	4.22%	2024	-	2029	644,375	398,834
Other obligations	2.25%	-	8.00%	2021	-	2049	86,085	84,484
Notes, loans and finance leases payable							$4,698,615	$4,651,068
Less: Debt issuance costs							(29,708)	(29,777)
Total notes, loans and finance leases payable, net							$4,668,907	$4,621,291

(a) Certain loans have interest rate swaps fixing the rate between 3.03% and 3.14% based on current margin

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

The interest rate, per the provisions of the amended loan agreement, is the applicable LIBOR plus the applicable margin. As of March 31, 2021, the applicable LIBOR was 0.11 % and the applicable margin was 1.50%, the sum of which was 1.61%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.80 % and 6.62%. The weighted average interest rate of these loans as of March 31, 2021 was 4.28%.   Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $ 385.0 million. As of March 31, 2021, the outstanding balance of these loans in the aggregate was $ 385.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of March 31, 2021, the applicable LIBOR was 0.11 % and the margin was between 1.25 % and 1.50%, the sum of which was between 1.36 % and 1.61%. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $ 200.0 million, which can be increased to $ 300.0 million by bringing in other lenders. As of March 31, 2021, the outstanding balance was $ 150.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of March 31, 2021, the applicable LIBOR was 0.11 % and the margin was 1.38%, the sum of which was 1.49%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30 % fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are carried at fixed rates ranging between 1.61 % and 4.66%. All of our rental truck amortizing loans are collateralized by the rental equipment purchased. The majority of these loans are funded at 70%, but some may be funded at 100%.

AMERCO, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 590.0 million. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margin. As of March 31, 2021, the applicable LIBOR was between 0.11 % and 0.12 % and the margin was between 1.15 % and 1.25%, the sum of which was between 1.27 % and 1.36%. Of the $ 535.0 million outstanding, $ 100.0 million is fixed with an interest rate of 2.36%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly.

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment that were entered into and classified as capital leases prior to the adoption of ASC 842. The historical capital lease balance was reclassified to Right-of-Use (“ROU”) assets-finance, net. The agreements are generally seven (7) year terms with interest rates ranging from 1.92 % to 5.04%.   All of our finance leases are collateralized by our rental fleet. The net book value of the corresponding rental equipment was $ 865.6 million and $ 1,067.3 million as of March 31, 2021 and 2020, respectively. There were no new financing leases, as assessed under the new leasing guidance, entered into during fiscal 2021.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions that have historically been accounted for as capital leases prior to the adoption of ASC 842 which substantially changed the accounting for sale-leasebacks going forward. In accordance with the new leasing guidance, we assess if sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.   We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, we expect future sale-leasebacks to be accounted for as a financial liability and the leased assets will be capitalized at cost.     Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.60 % to 4.22%. These finance liabilities are collateralized by our rental fleet.

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

As of March 31, 2021, the aggregate outstanding principal balance of the U-Notes ® issued was $ 88.6 million, of which $ 2.5 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 2.25 % and 8.00 % and maturity dates range between 2021 and 2049 .

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made advances to Oxford. As of December 31, 2020, the advances had an aggregate balance of $ 70.5 million, for which Oxford pays fixed interest rates between 0.00 % and 2.67 % with maturities between March 29, 2021 and September 25, 2025. As of December 31, 2020, available-for-sale investments held with the FHLB totaled $ 153.7 million, of which $ 78.8 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable as of March 31, 2021 for the next five years and thereafter are as follows:

	Years Ended March 31,
	2022	2023	2024	2025	2026	Thereafter	Total
	(In thousands)
Notes, loans and finance leases payable, secured	$465,884	$593,020	$1,018,407	$769,125	$352,162	$1,500,017	$4,698,615

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Note 10.   Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2021	2020	2019
	(In thousands)
Interest expense	$165,484	$180,444	$150,609
Capitalized interest	(11,573)	(23,517)	(12,733)
Amortization of transaction costs	5,949	4,427	3,745
Interest expense resulting from cash flow hedges	3,642	(404)	824
Total interest expense	163,502	160,950	142,445

Interest paid in cash, including payments related to derivative contracts, amounted to $ 153.2 million, $ 168.1 million and $ 149.8 million for fiscal 2021, 2020 and 2019, respectively.

Interest Rates

Interest rates and our revolving credit borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2021	2020	2019
	(In thousands, except interest rates)
Weighted average interest rate during the year	1.40%	3.31%	3.39%
Interest rate at year end	1.40%	2.86%	3.60%
Maximum amount outstanding during the year	$1,175,000	$1,086,000	$959,400
Average amount outstanding during the year	$1,088,293	$1,002,081	$699,415
Facility fees	$261	$193	$374

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the consolidated balance sheet were as follows:

	March 31, 2021	March 31, 2020
	(In thousands)
Interest rate contracts designated as hedging instruments
Assets	$-	$-
Liabilities	5,141	8,214
Notional amount (debt)	235,000	235,000

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	Years Ended March 31,
	2021	2020	2019
	(In thousands)
(Gain) loss recognized in AOCI on interest rate contracts	$(3,071)	$8,355	$(633)
(Gain) loss reclassified from AOCI into income	$(3,640)	$3	$(35)

Gains or losses recognized in income on derivatives are recorded as interest expense in the consolidated statements of operations.   During fiscal year 2021, we recognized a decrease in the fair value of our cash flow hedges of $0.4 million, net of taxes.   During fiscal year 2021, we reclassified $ 3.6 million from accumulated other comprehensive income (loss) (“AOCI”) to interest expense.   As of March, 31 2021, we expect to reclassify $ 3.9 million of net gains on interest contracts from AOCI to earnings as interest expense over the next twelve months.

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. At December 31, 2020 and 2019, these derivative hedges had a fair value of $ 6.6 million and $ 5.9 million, with notional amounts of $ 282.7   million and $ 246.8   million, respectively. These derivative instruments are included in Investments, other; on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy.

Although the call options are employed to be effective hedges against our policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under GAAP. Accordingly, the changes in fair value of the call options are recognized each reporting date as a component of net investment and interest income. The change in fair value of the call options include the gains or losses recognized at the expiration of the option term and the changes in fair value for open contracts.

Note 12.   Accumulated Other Comprehensive Income (Loss)

A summary of our AOCI components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gain on Investments	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance as of March 31, 2020	$(47,235)	$90,684	$(6,196)	$(2,601)	$34,652
Foreign currency translation	(5,694)	-	-	-	(5,694)
Unrealized net gain on investments	-	76,969	-	-	76,969
Change in fair value of cash flow hedges	-	-	(429)	-	(429)
Amounts reclassified into earnings on hedging activities	-	-	2,746	-	2,746
Change in post retirement benefit obligaitons	-	-	-	(1,387)	(1,387)
Other comprehensive income (loss)	(5,694)	76,969	2,317	(1,387)	72,205
Balance as of March 31, 2021	$(52,929)	$167,653	$(3,879)	$(3,988)	$106,857

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Note 13. Stockholders' Equity

The following table lists the dividends that have been declared and issued for fiscal years 2021 and 2020.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

December 9, 2020	$2.00	December 21, 2020	December 30, 2020
August 20, 2020	0.50	September 7, 2020	September 21, 2020
December 4, 2019	0.50	December 19, 2019	January 6, 2020
August 22, 2019	0.50	September 9, 2019	September 23, 2019

As of March 31, 2021, no awards had been issued under the 2016 AMERCO Stock Option Plan.

Note 14.   Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2021	2020	2019
	(In thousands)
Pretax earnings:
U.S.	$773,030	$372,687	$466,175
Non-U.S.	23,628	5,437	11,354
Total pretax earnings	$796,658	$378,124	$477,529

Current provision (benefit)
Federal	$100,521	$(373,817)	$(6,114)
State	16,572	(9,600)	3,420
Non-U.S.	3,404	949	1,375
	120,497	(382,468)	(1,319)
Deferred provision (benefit)
Federal	53,957	307,846	94,961
State	9,795	9,728	11,311
Non-U.S.	1,553	970	1,719
	65,305	318,544	107,991

Provision for income tax expense (benefit)	$185,802	$(63,924)	$106,672

Income taxes paid (net of income tax refunds received)	$29,044	$6,859	$4,255

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2021	2020	2019
	(In percentages)
Statutory federal income tax rate	21.00%	21.00%	21.00%
Increase (reduction) in rate resulting from:
NOL tax rate benefit	-%	(38.62)%	-%
State taxes, net of federal benefit	2.53%	0.02%	2.41%
Foreign rate differential	-%	0.21%	0.15%
Federal tax credits	(0.99)%	(0.53)%	(0.15)%
Transition tax	-%	-%	(0.20)%
Tax-exempt income	(0.08)%	(0.17)%	-%
Dividend received deduction	(0.01)%	(0.01)%	(0.01)%
Other	0.87%	1.19%	(0.86)%
Actual tax expense (benefit) of operations	23.32%	(16.91)%	22.34%

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2021	2020
Deferred tax assets:	(In thousands)
Net operating loss and credit carry forwards	$30,432	$25,973
Accrued expenses	109,740	105,171
Policy benefit and losses, claims and loss expenses payable, net	26,799	20,189
Operating leases	19,370	22,353
Total deferred tax assets	$186,341	$173,686

Deferred tax liabilities:
Property, plant and equipment	$1,280,703	$1,198,198
Operating leases	19,370	22,353
Deferred policy acquisition costs	13,696	12,795
Unrealized gains	48,667	29,873
Other	2,394	4,010
Total deferred tax liabilities	1,364,830	1,267,229
Net deferred tax liability	$1,178,489	$1,093,543

On March 27, 2020, President Trump signed into U.S. federal law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the novel coronavirus (“COVID-19“) global pandemic and generally supporting the U.S. economy.   Among other things, the CARES Act includes provisions relating to net operating loss (“NOL”) carryback periods, alternative minimum tax (“AMT”) credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.   In particular, the CARES Act allows for NOLs generated in 2018, 2019, or 2020 to be carried back 5 years.

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

As of March 31, 2021 and March 31, 2020, AMERCO had state NOLs of $ 384.9 million and $ 337.3 million, respectively, that will begin to expire March 31, 2022, if not utilized.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

On March 3, 2021, the IRS notifiied us that our federal inome tax returns for the tax years March 31, 2014, 2015, 2016, 2018 and 2019 were selected for examination. The IRS agent in charged confirmed that this is a limited scope examination arising out of NOL carryback claims and is a standard procedure for the IRS to process the refund. As such, the scope of the exam is expected to be limited to the items reported on Forms 1139 and related schedules only. As of now, we are still working with the IRS agent and there is no audit adjustment for any of the above tax periods.

As of December 31, 2017, the Company elected to reclassify the income tax effects of the the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act“) as enacted on December 22, 2017 from AOCI to retained earnings under ASU 2018-02. In addition, the Company has adopted the "investment by investment" approach as our accounting policy with regard to releasing disproportionate income tax effects from AOCI.

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

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

	Unrecognized Tax Benefits
	March 31,
	2021	2020
	(In thousands)

Unrecognized tax benefits beginning balance	$29,632	$37,201
Revaluation based on change in after tax benefit	-	-
Additions based on tax positions related to the current year	1,479	42
Reductions for tax positions of prior years	(42)	(7,606)
Settlements	-	(5)
Unrecognized tax benefits ending balance	$31,069	$29,632

We recognize interest related to unrecognized tax benefits as interest expense, and penalties as income tax expenses. At March 31, 2021 and 2020, the amount of interest accrued on unrecognized tax benefits was $ 14.3 million and $ 12.8 million, net of tax. During the current year we recorded expense from interest in the amount of $ 1.5 million, net of tax.

We file income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. While the Company has ongoing audits in Canada and various state jurisdictions, there have been no proposed or anticipated adjustments that would materially impact the financial statements. With some exceptions, we are no longer subject to audit for years prior to the fiscal year ended March 31, 2018.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Note 15.   Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the United States and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of Directors (the “Board”) of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2021, 2020 or 2019.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor an Employee Stock Ownership Plan (“ESOP”) that generally covers all employees with one year or more of service. The ESOP began as a leveraged plan where shares were pledged as collateral for its debt which was originally funded by U-Haul. We made annual contributions to the ESOP equal to the ESOP's debt service. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. ESOP shares were committed to be released monthly and ESOP compensation expense was recorded based on the current market price at the end of the month. These shares then become outstanding for the earnings per share computations.   In fiscal 2020 we de-levered the plan and now contributions are made at the discretion of management with expense being recognized upon the decision to contribute.   ESOP compensation expense was $ 23.0 million, $ 10.3 million and $ 11.3 million for fiscal 2021, 2020 and 2019, respectively, which are included in operating expenses in the consolidated statements of operations.

Listed below is a summary of these financing arrangements as of fiscal year-end:

	Outstanding as of	Interest Payments
Financing Date	March 31, 2021	2021	2020	2019
	(In thousands)
June, 1991	$-	$-	$-	$1
July, 2009	-	-	9	17
February, 2016	-	-	229	190

Leveraged contributions to the Plan Trust during fiscal 2020 and 2019 were $ 5.6 million and $ 1.0 million, respectively. There was no leveraged contribution in fiscal 2021. In fiscal 2021, 2020 and 2019, the Company made non-leveraged contributions of $ 23.0 million, $ 4.0 and $ 5.2 million, respectively to the Plan Trust. In both fiscal 2021 and 2020, $ 0.0 million of dividends from unallocated shares were applied to debt.

Shares held by the ESOP were as follows:

	Years Ended March 31,
	2021	2020
	(In thousands)
Allocated shares	951	1,003
Unreleased shares - leveraged	-	-
Fair value of unreleased shares - leveraged	$-	$-
Unreleased shares - non-leveraged	-	-
Fair value of unreleased shares - non-leveraged	$-	$-

The fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2021 and March 31, 2020, respectively. During fiscal 2021, we released for allocation 38,015 non-leveraged shares. As of March 31, 2021, it is estimated there will be no shares committed to be released.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

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

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2021	2020	2019
	(In thousands)
Service cost for benefits earned during the period	$1,267	$1,055	$1,108
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	919	964	943
Other components	68	90	70
Total other components of net periodic benefit costs	987	1,054	1,013
Net periodic postretirement benefit cost	$2,254	$2,109	$2,121

The fiscal 2021 and fiscal 2020 post retirement benefit liability included the following components:

	Years Ended March 31,
	2021	2020
	(In thousands)
Beginning of year	$27,503	$25,817
Service cost for benefits earned during the period	1,267	1,055
Interest cost on accumulated post retirement benefit	919	964
Net benefit payments and expense	(841)	(93)
Actuarial (gain) loss	1,907	(240)
Accumulated postretirement benefit obligation	30,755	27,503

Current liabilities	1,334	1,151
Non-current liabilities	29,421	26,352

Total post retirement benefit liability recognized in statement of financial position	30,755	27,503
Components included in accumulated other comprehensive income (loss):
Unrecognized net loss	(5,286)	(3,447)
Cumulative net periodic benefit cost (in excess of employer contribution)	$25,469	$24,056

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2021	2020	2019
	(In percentages)
Accumulated postretirement benefit obligation	2.93%	3.37%	3.83%

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Net periodic post retirement benefit cost above includes the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2021 was 5.0 % in the initial year and was projected to decline annually to an ultimate rate of 4.0 % in fiscal 2038. The assumed health care cost trend rate used to measure the accumulated post retirement benefit obligation as of the end of fiscal 2020 (and used to measure the fiscal 2021 net periodic benefit cost) was 6.9 % in the initial year and was projected to decline annually to an ultimate rate of 4.5 % in fiscal 2038.

Post-employment benefits provided by us, other than upon retirement, are not material.

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2022	$1,334
2023	1,520
2024	1,719
2025	1,937
2026	2,167
2027 through 2030	12,529
Total	$21,206

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

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
As of March 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$224,426	$-	$-	$224,426	$224,426
Mortgage loans, net	391,230	-	-	391,230	391,230
Other investments	98,529	-	-	98,529	98,529
Total	$714,185	$-	$-	$714,185	$714,185

Liabilities
Notes, loans and finance leases payable	$4,698,615	$-	$4,698,615	$-	$4,449,691
Total	$4,698,615	$-	$4,698,615	$-	$4,449,691

	Fair Value Hierarchy
As of March 31, 2020	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$186,672	$-	$-	$186,672	$186,672
Mortgage loans, net	262,688	-	-	262,688	262,688
Other investments	97,685	-	-	97,685	97,685
Total	$547,045	$-	$-	$547,045	$547,045

Liabilities
Notes, loans and finance leases payable	$4,651,068	-	$4,651,068	$-	$4,342,308
Total	$4,651,068	$-	$4,651,068	$-	$4,342,308

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of March 31, 2021 and 2020, that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of March 31, 2021	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$839,250	$839,250	$-	$-
Fixed maturities - available for sale	2,653,539	6,967	2,646,415	157
Preferred stock	21,677	21,677	-	-
Common stock	20,440	20,440	-	-
Derivatives	6,601	6,601	-	-
Total	$3,541,507	$894,935	$2,646,415	$157

Liabilities
Derivatives	$5,141	$-	$5,141	$-
Total	$5,141	$-	$5,141	$-

As of March 31, 2020	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$369,279	$368,968	$311	$-
Fixed maturities - available for sale	2,466,048	7,156	2,458,731	161
Preferred stock	6,675	6,675	-	-
Common stock	20,015	20,015	-	-
Derivatives	5,944	5,944	-	-
Total	$2,867,961	$408,758	$2,459,042	$161

Liabilities
Derivatives	$8,214	$-	$8,214	$-
Total	$8,214	$-	$8,214	$-

The fair value measurement of our assets using significant unobservable inputs (Level 3) was $ 0.2 million for both March 31, 2021 and 2020.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Note 17.   Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis. They also obtain reinsurance for that portion of risks exceeding their retention limits. The maximum amount of life insurance retained on any one life is $ 150,000 .

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2020
Life insurance in force	$1,031,634	$73	$356,266	$1,387,827	26%
Premiums earned:
Life	$58,048	$1	$5,049	$63,096	8%
Accident and health	57,081	211	1,388	58,258	2%
Annuity	221	-	34	255	13%
Property and casualty	70,285	-	-	70,285	-%
Total	$185,635	$212	$6,471	$191,894

Year ended December 31, 2019
Life insurance in force	$957,280	$7	$441,563	$1,398,836	32%
Premiums earned:
Life	$53,289	$1	$5,629	$58,917	10%
Accident and health	66,863	226	1,563	68,200	2%
Annuity	65	-	794	859	92%
Property and casualty	69,126	-	15	69,141	-%
Total	$189,343	$227	$8,001	$197,117

Year ended December 31, 2018
Life insurance in force	$941,822	$207	$548,152	$1,489,767	37%
Premiums earned:
Life	$51,691	$(1)	$(69,616)	$(17,924)	388%
Accident and health	77,813	267	1,851	79,397	2%
Annuity	1,221	-	794	2,015	39%
Property and casualty	60,848	-	-	60,848	-%
Total	$191,573	$266	$(66,971)	$124,336

(a)   Balances are reported net of inter-segment transactions.

Reserves for recognizing a premium deficiency included in future policy benefits are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be materially insufficient to provide for expected future policy benefits and expenses. Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. The Company has not recognized any reserves related to premium deficiencies in the years ended December 31, 2020 and December 31, 2019.

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Repwest holds letters of credit as of December 31, 2020 in the amount of $ 0.1 million from re-insurers and has issued letters of credit in the amount of $ 1.5 million in favor of certain ceding companies.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	December 31,
	2020	2019
	(In thousands)
Unpaid losses and loss adjustment expense	$177,963	$209,127
Reinsurance losses payable	979	1,214
Total	$178,942	$210,341

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

	December 31,
	2020	2019	2018
	(In thousands)
Balance at January 1	$209,127	$228,970	$233,554
Less: reinsurance recoverable	87,083	94,920	94,490
Net balance at January 1	122,044	134,050	139,064
Incurred related to:
Current year	20,670	22,137	19,579
Prior years	(3,865)	(9,535)	(5,365)
Total incurred	16,805	12,602	14,214
Paid related to:
Current year	7,664	7,366	8,838
Prior years	18,095	17,242	10,390
Total paid	25,759	24,608	19,228
Net balance at December 31	113,090	122,044	134,050
Plus: reinsurance recoverable	64,873	87,083	94,920
Balance at December 31	$177,963	$209,127	$228,970

Prior year incurred losses were impacted by favorable development on numerous Excess Workers Compensation claims. The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $ 64.9 million) decreased by $ 31.2 million as of December 31, 2020.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

The information about property and casualty incurred and paid loss and loss adjustment expense development for the years end December 31, 2014 through 2020, and the average annual percentage payout of incurred claims by age as of December 31, 2020, is presented as supplementary information. Claims data for December 31, 2014 through 2019 is unaudited. Claims data for December 31, 2020 is audited.

Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
								As of
								December 31, 2020
								Total of
								Incurred-but-
								Not-Reported
								Liabilities Plus
								Expected	Cumulative
								Development	Number of
Accident								on Reported	Reported
Year	2014	2015	2016	2017	2018	2019	2020	Claims	Claims
		(In thousands, except claim counts)
2014	$11,691	$10,907	$10,720	$10,759	$10,748	$10,493	$10,327	$-	10,068
2015		12,214	12,459	12,460	12,464	11,087	11,092	-	11,104
2016			13,297	13,011	13,056	11,790	11,764	-	11,469
2017				15,748	16,109	17,078	15,538	305	12,100
2018					19,580	18,386	18,027	1,464	11,981
2019						22,138	26,316	4,379	11,738
2020							20,671	10,137	11,199
							Total	16,285

The following table presents paid claims development as of December 31, 2020, net of reinsurance. Claims data for 2014 through 2019 is unaudited. Claims data for 2020 is audited.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	(In thousands)
Accident
Year	2014	2015	2016	2017	2018	2019	2020
2014	$6,154	$8,087	$9,270	$9,293	$10,325	$10,327	$10,327
2015		7,509	9,601	9,730	10,343	11,087	11,092
2016			7,777	10,665	11,643	11,746	11,764
2017				8,970	11,638	14,825	15,012
2018					8,838	12,698	15,150
2019						7,366	14,737
2020							7,665
					Total	Total	85,747
All outstanding liabilities before 2014, net of reinsurance							85,101
Liabilities for claims and claim adjustment expenses, net of reinsurance							113,090

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

The reconciliation of the net incurred and paid claims development tables for the liability for claims and claims adjustment expenses is as follows:

December 31, 2020
(In thousands)
Liabilities for unpaid Property and Casualty claims
and claim adjustment expenses, net of reinsurance	$113,090

Total reinsurance recoverable on unpaid
Property and Casualty claims	$64,873

Total gross liability for unpaid Property and Casualty
claims and claim adjustment expense	$177,963

The following is supplementary information about average historical claims duration as of December 31, 2020.

Average Annual Percentage Payout of Incurred Claims by Age, net of Reinsurance
	(In percentages)
Years	1	2	3	4	5	6	7
Property and Casualty Insurance	52.2%	21.4%	11.0%	2.0%	5.6%	-%	-%

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

Lessee

We determine if an arrangement is a lease at inception. Operating leases, which are comprised primarily of storage rental locations, are included in ROU assets - operating and operating lease liability in our condensed consolidated balance sheets. Finance leases, which are comprised primarily of rental equipment leases, are included in ROU assets - financing, net, and notes, loans and finance leases payable, net in our condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected remaining lease term. We use our incremental borrowing rate based on information available at commencement date, including the rate for a fully collateralized loan that can either be fully amortized or financed with a residual at the end of the lease term, for a borrower with similar credit quality in order to determine the present value of lease payments. Our lease terms may include options to extend or terminate the lease, which are included in the calculation of ROU assets when it is reasonably certain that we will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

We have lease agreements with lease and non-lease components, which are generally not accounted for separately. Additionally, for certain leases, we apply a portfolio approach to account for the operating lease ROU assets and liabilities as the leases are similar in nature and have nearly identical contract provisions.

Adoption of Topic 842 resulted in most of our operating lease commitments being recognized as operating lease liabilities and ROU assets, which increased total assets and total liabilities by approximately $ 105.4 million related to property operating leases, as of April 1, 2019. In addition, we reclassified a net amount of $ 948.2 million related to vehicle financing leases from property, plant and equipment, net to ROU assets financing, net.

The standard also changed the manner by which we account for our equipment sale/leaseback transactions.   Based on our assessment, the lease transactions are classified as financing leases, and therefore the transactions do not qualify as a sale.   New sale leaseback transactions that fail to qualify as a sale are accounted for as a financial liability.   Please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements for additional information.

The following table shows the components of our ROU assets, net:

	As of March 31, 2021
	Finance	Operating	Total
	(In thousands)

Buildings and improvements	$-	$132,901	$132,901
Furniture and equipment	22,316	-	22,316
Rental trailers and other rental equipment	203,594	-	203,594
Rental trucks	1,494,098	-	1,494,098
Right-of-use assets, gross	1,720,008	132,901	1,852,909
Less: Accumulated depreciation	(842,970)	(40,396)	(883,366)
Right-of-use assets, net	$877,038	$92,505	$969,543

	As of March 31, 2020
	Finance	Operating	Total
	(In thousands)

Buildings and improvements	$-	$125,547	$125,547
Furniture and equipment	21,113	-	21,113
Rental trailers and other rental equipment	219,581	-	219,581
Rental trucks	1,634,572	-	1,634,572
Right-of-use assets, gross	1,875,266	125,547	2,000,813
Less: Accumulated depreciation	(794,913)	(18,916)	(813,829)
Right-of-use assets, net	$1,080,353	$106,631	$1,186,984

As of March 31, 2021 and 2020, we had finance leases for the ROU assets, net of $ 513.6 million and $ 734.9 million, respectively and operating leases of $ 92.5 million and $ 106.4 million, respectively.

	Financing leases
	March 31,
	2021	2020
Weighted average remaining lease term (years)	3	4
Weighted average discount rate	3.6%	3.5%

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

	Operating leases
	March 31,
	2021	2020
Weighted average remaining lease term (years)	14.7	14
Weighted average discount rate	4.6%	4.6%

For the last twelve months ended March 31, 2021 and 2020, cash paid for leases included in our operating cash flow activities were $ 29.3 million and $ 25.9 million, respectively and our financing cash flow activities were $221.2 million and $307.8 million, respectively.   Non-cash activities of ROU assets in exchange for lease liabilities were $6.8 million and $15.4 million for fiscal 2021 and 2020, respectively.

The components of lease costs, including leases of less than 12 months, were as follows:

	Twelve Months Ended March 31,
	2021	2020
	(In thousands)

Operating lease costs	$30,551	$27,494

Finance lease cost:
Amortization of right-of-use assets	$150,994	$186,860
Interest on lease liabilities	22,405	30,901
Total finance lease cost	$173,399	$217,761

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
Year ending March 31,	(In thousands)

2022	$179,470	$24,288
2023	134,783	22,239
2024	112,732	21,257
2025	78,910	10,151
2026	47,453	4,006
Thereafter	7	62,175
Total lease payments	553,355	144,116
Less: imputed interest	(39,732)	(51,606)
Present value of lease liabilities	$513,623	$92,510

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

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

During fiscal 2021, the Company has been impacted by the spread of COVID-19. The extent to which COVID-19 impacts the Company's business, operations and financial results will continue to evolve in ways that the Company is not fully able to predict at this time. We have experienced customer initiated changes in behavior, actions by government entities, concerns from our workforce, and reactions from the capital markets.

Although the Company cannot estimate the length or gravity of the impact of COVID-19 at this time, if the pandemic continues, it may have a material adverse effect on the Company's results of future operations, financial position and liquidity in fiscal 2022 and beyond.

CARES Act

The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. As a result of the federal income tax provisions of the CARES Act, we have filed applicable forms with the IRS to carryback net operating losses. These refund claims total approximately $ 366 million, none of which has been received at this time and are reflected in Prepaid expense. As refunds are received, they will reduce this amount. We have estimated and recorded the overall effects of the CARES Act and do not anticipate a material change. It is possible future legislation could reduce or delay our ability to carryback these losses.

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

Note 20.   Related Party Transactions

As set forth in the Company's Audit Committee Charter and consistent with NASDAQ Listing Rules, our Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions, which are required to be disclosed under the SEC rules and regulations and in accordance with GAAP. Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. Our internal processes are designed to ensure that our legal and finance departments identify and monitor potential related party transactions that may require disclosure and Audit Committee oversight.

AMERCO has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

SAC Holding Corporation and SAC Holding II Corporation (collectively “SAC Holdings”) were established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements.   SAC Holdings, Four SAC Self-Storage Corporation, Five SAC Self-Storage Corporation, Galaxy Investments, L.P. and 2015 SAC Self-Storage, LLC are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly owned by Willow Grove Holdings LP, which is owned by Mark V. Shoen (a significant stockholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant stockholder) and Mark V. Shoen.

Related Party Revenues

	Years Ended March 31,
	2021	2020	2019
	(In thousands)
U-Haul management fee revenue from Blackwater	$25,512	$24,014	$23,986
U-Haul management fee revenue from Mercury	6,091	6,392	5,162
	$31,603	$30,406	$29,148

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4 % and 10 % of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $ 31.2 million, $ 29.0 million and $ 30.0 million from the above-mentioned entities during fiscal 2021, 2020 and 2019, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.   Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

Related Party Costs and Expenses

	Years Ended March 31,
	2021	2020	2019
	(In thousands)
U-Haul lease expenses to Blackwater	$2,612	$2,631	$2,678
U-Haul commission expenses to Blackwater	69,212	62,066	61,434
	$71,824	$64,697	$64,112

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of March 31, 2021, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements and notes with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 25.5 million, expenses of $ 2.6 million and cash flows of $ 22.6 million during fiscal 2021. Revenues and commission expenses related to the Dealer Agreements were $ 323.8 million and $ 69.2 million, respectively for fiscal 2021.

In June 2020, we purchased an airplane from SAC Holdings for $ 0.4 million.

In December 2020, AMERCO contributed $ 12.0 million to Oxford in the form of a surplus note with an interest rate of 4.0%. This note will be repaid to AMERCO with interest over the next seven years .

Management determined that we do not have a variable interest pursuant to the VIE model under ASC 810 in the holding entities of Blackwater.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Related Party Assets

	March 31,
	2021	2020
	(In thousands)
U-Haul receivable from Blackwater	$27,116	$25,293
U-Haul receivable from Mercury	9,632	9,893
Other (a)	(1,353)	(402)
	$35,395	$34,784

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

Note 21.   Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the States of Arizona and Nevada require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Repwest:
Audited statutory net income	$22,898	$28,614	$23,960
Audited statutory capital and surplus	227,380	226,999	216,763
ARCOA:
Audited statutory net income	2,438	2,906	1,612
Audited statutory capital and surplus	15,928	12,851	9,390
Oxford:
Audited statutory net income	6,296	18,599	11,367
Audited statutory capital and surplus	218,301	223,264	203,723
CFLIC:
Audited statutory net income	8,082	8,043	8,735
Audited statutory capital and surplus	25,980	26,305	27,232
NAI:
Audited statutory net income	2,127	1,942	1,436
Audited statutory capital and surplus	13,980	13,371	12,817

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. There are restrictions on the ability of our insurance subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. Their ordinary dividends are limited to the lower of 10% of prior year statutory surplus or prior year net income. Any extraordinary dividend, loans or advances to us from the insurance subsidiaries must be approved by the domiciliary insurance commissioner. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest at December 31, 2020 that could be distributed as ordinary dividends was $ 22.7 million. The statutory surplus for Oxford at December 31, 2020 that could be distributed as ordinary dividends was $ 6.3 million. Repwest paid a dividend of $ 22.6 and $ 21.6 million to AMERCO during fiscal 2021 and 2020, respectively. Repwest did not pay a dividend to AMERCO in fiscal 2019. Oxford paid a dividend of $18.6 million to AMERCO during fiscal 2021.   Oxford did not pay a dividend to AMERCO in fiscal 2020 or 2019. Restricted net assets for our insurance subsidiaries were $ 105.4 million and $ 98.5 million as of December 31, 2020 and 2019, respectively.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

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

Note 22.   Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2021
Total revenues	$4,334,083	$207,902	$4,541,985
Depreciation and amortization, net of gains on disposal	631,344	10,160	641,504
Interest expense	160,429	3,073	163,502
Pretax earnings	773,030	23,628	796,658
Income tax expense	180,845	4,957	185,802
Identifiable assets	14,212,978	438,628	14,651,606

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2020
Total revenues	$3,797,849	$181,019	$3,978,868
Depreciation and amortization, net of gains on disposal	652,110	15,414	667,524
Interest expense	157,595	3,355	160,950
Pretax earnings	372,687	5,437	378,124
Income tax expense (benefit)	(65,842)	1,918	(63,924)
Identifiable assets	13,016,942	421,082	13,438,024

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2019
Total revenues	$3,597,285	$171,422	$3,768,707
Depreciation and amortization, net of gains on disposal	575,134	7,421	582,555
Interest expense	139,573	2,872	142,445
Pretax earnings	466,175	11,354	477,529
Income tax expense	103,578	3,094	106,672
Identifiable assets	11,526,876	364,837	11,891,713

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Note 22A.   Consolidating Financial Information by Industry Segment

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

Consolidating balance sheets by industry segment as of March   31, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$1,010,275	$5,658	$178,079	$-		$1,194,012
Reinsurance recoverables and trade receivables, net	118,741	67,069	38,616	-		224,426
Inventories and parts, net	105,577	-	-	-		105,577
Prepaid expenses	469,144	-	-	-		469,144
Investments, fixed maturities and marketable equities	-	295,753	2,399,903	-		2,695,656
Investments, other	20,733	90,412	378,614	-		489,759
Deferred policy acquisition costs, net	-	-	89,749	-		89,749
Other assets	44,763	436	2,531	-		47,730
Right of use assets - financing, net	877,038	-	-	-		877,038
Right of use assets - operating	92,245	92	168	-		92,505
Related party assets	54,042	6,854	13,850	(39,351)	(c)	35,395
	2,792,558	466,274	3,101,510	(39,351)		6,320,991

Investment in subsidiaries	741,860	-	-	(741,860)	(b)	-

Property, plant and equipment, at cost:
Land	1,075,813	-	-	-		1,075,813
Buildings and improvements	5,163,705	-	-	-		5,163,705
Furniture and equipment	786,505	-	-	-		786,505
Rental trailers and other rental equipment	477,921	-	-	-		477,921
Rental trucks	3,909,724	-	-	-		3,909,724
	11,413,668	-	-	-		11,413,668
Less: Accumulated depreciation	(3,083,053)	-	-	-		(3,083,053)
Total property, plant and equipment	8,330,615	-	-	-		8,330,615
Total assets	$11,865,033	$466,274	$3,101,510	$(781,211)		$14,651,606

(a) Balances as of December 31, 2020
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating balance sheets by industry segment as of March   31, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$636,257	$2,029	$7,289	$-		$645,575
Notes, loans and finance leases payable, net	4,657,720	-	11,187	-		4,668,907
Operating lease liability	92,236	96	178	-		92,510
Policy benefits and losses, claims and loss expenses payable	427,073	178,942	391,686	-		997,701
Liabilities from investment contracts	-	-	2,161,530	-		2,161,530
Other policyholders' funds and liabilities	-	3,698	8,722	-		12,420
Deferred income	42,592	-	-	-		42,592
Deferred income taxes, net	1,136,149	13,046	29,294	-		1,178,489
Related party liabilities	25,413	5,821	12,406	(43,640)	(c)	-
Total liabilities	7,017,440	203,632	2,622,292	(43,640)		9,799,724

Stockholders' equity :
Series preferred stock:
Series A preferred stock	-	-	-	-		-
Series B preferred stock	-	-	-	-		-
Series A common stock	-	-	-	-		-
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	102,568	22,546	140,817	(159,074)	(b)	106,857
Retained earnings	4,958,149	145,675	309,630	(455,095)	(b)	4,958,359
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)
Cost of preferred shares in treasury, net	(151,997)	-	-	-		(151,997)
Unearned employee stock ownership plan shares	-	-	-	-		-
Total stockholders' equity	4,847,593	262,642	479,218	(737,571)		4,851,882
Total liabilities and stockholders' equity	$11,865,033	$466,274	$3,101,510	$(781,211)		$14,651,606

(a) Balances as of December 31, 2020
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating balance sheets by industry segment as of March 31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$459,078	$4,794	$30,480	$-		$494,352
Reinsurance recoverables and trade receivables, net	60,073	93,995	32,604	-		186,672
Inventories and parts, net	101,083	-	-	-		101,083
Prepaid expenses	562,904	-	-	-		562,904
Investments, fixed maturities and marketable equities	-	288,998	2,203,740	-		2,492,738
Investments, other	20,988	90,145	249,240	-		360,373
Deferred policy acquisition costs, net	-	-	103,118	-		103,118
Other assets	69,128	680	2,148	-		71,956
Right of use assets - financing, net	1,080,353	-	-	-		1,080,353
Right of use assets - operating	106,631	-	-	-		106,631
Related party assets	41,027	7,137	18,629	(32,009)	(c)	34,784
	2,501,265	485,749	2,639,959	(32,009)		5,594,964

Investment in subsidiaries	668,498	-	-	(668,498)	(b)	-

Property, plant and equipment, at cost:
Land	1,032,945	-	-	-		1,032,945
Buildings and improvements	4,663,461	-	-	-		4,663,461
Furniture and equipment	752,363	-	-	-		752,363
Rental trailers and other rental equipment	511,520	-	-	-		511,520
Rental trucks	3,595,933	-	-	-		3,595,933
	10,556,222	-	-	-		10,556,222
Less: Accumulated depreciation	(2,713,162)	-	-	-		(2,713,162)
Total property, plant and equipment	7,843,060	-	-	-		7,843,060
Total assets	$11,012,823	$485,749	$2,639,959	$(700,507)		$13,438,024

(a) Balances as of December 31, 2019
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating balance sheets by industry segment as of March 31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$545,685	$5,530	$3,138	$-		$554,353
Notes, loans and leases payable, net	4,609,844	-	11,447	-		4,621,291
Operating lease liability	106,443	-	-	-		106,443
Policy benefits and losses, claims and loss expenses payable	410,107	210,341	377,199	-		997,647
Liabilities from investment contracts	-	-	1,802,217	-		1,802,217
Other policyholders' funds and liabilities	-	5,751	4,439	-		10,190
Deferred income	31,620	-	-	-		31,620
Deferred income taxes, net	1,063,681	8,447	21,415	-		1,093,543
Related party liabilities	24,275	4,616	2,670	(31,561)	(c)	-
Total liabilities	6,791,655	234,685	2,222,525	(31,561)		9,217,304

Stockholders' equity :
Series preferred stock:
Series A preferred stock	-	-	-	-		-
Series B preferred stock	-	-	-	-		-
Series A common stock	-	-	-	-		-
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	35,100	12,581	78,550	(91,579)	(b)	34,652
Retained earnings	4,399,192	144,062	310,113	(453,965)	(b)	4,399,402
Cost of common shares in treasury, net	(525,653)	-	-	-		(525,653)
Cost of preferred shares in treasury, net	(151,997)	-	-	-		(151,997)
Unearned employee stock ownership plan shares	-	-	-	-		-
Total stockholders' equity	$4,221,168	251,064	417,434	(668,946)		4,220,720
Total liabilities and stockholders' equity	11,012,823	$485,749	$2,639,959	$(700,507)		$13,438,024

(a) Balances as of December 31, 2019
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$3,086,824	$-	$-	$(3,507)	(c)	$3,083,317
Self-storage revenues	477,262	-	-	-		477,262
Self-moving & self-storage products & service sales	344,929	-	-	-		344,929
Property management fees	31,603	-	-	-		31,603
Life insurance premiums	-	-	121,609	-		121,609
Property and casualty insurance premiums	-	70,285	-	(1,506)	(c)	68,779
Net investment and interest income	2,259	16,452	107,745	(3,518)	(b)	122,938
Other revenue	288,797	-	3,280	(529)	(b)	291,548
Total revenues	4,231,674	86,737	232,634	(9,060)		4,541,985

Costs and expenses:
Operating expenses	2,137,381	35,450	20,376	(5,523)	(b,c)	2,187,684
Commission expenses	329,609	-	-	-		329,609
Cost of sales	214,059	-	-	-		214,059
Benefits and losses	-	18,558	160,954	-		179,512
Amortization of deferred policy acquisition costs	-	-	28,293	-		28,293
Lease expense	30,551	231	135	(2,447)	(b)	28,470
Depreciation, net gains on disposals	609,930	-	-	-		609,930
Net losses on disposal of real estate	3,281	-	-	-		3,281
Total costs and expenses	3,324,811	54,239	209,758	(7,970)		3,580,838

Earnings from operations before equity in earnings of subsidiaries	906,863	32,498	22,876	(1,090)		961,147

Equity in earnings of subsidiaries	44,441	-	-	(44,441)	(d)	-

Earnings from operations	951,304	32,498	22,876	(45,531)		961,147
Other components of net periodic benefit costs	(987)	-	-	-		(987)
Interest expense	(164,592)	-	-	1,090	(b)	(163,502)
Pretax earnings	785,725	32,498	22,876	(44,441)		796,658
Income tax expense	(174,869)	(6,778)	(4,155)	-		(185,802)
Earnings available to common shareholders	$610,856	$25,720	$18,721	$(44,441)		$610,856

(a) Balances for the year ended December 31, 2020
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,696,516	$-	$-	$(4,103)	(c)	$2,692,413
Self-storage revenues	418,741	-	-	-		418,741
Self-moving & self-storage products & service sales	265,091	-	-	-		265,091
Property management fees	30,406	-	-	-		30,406
Life insurance premiums	-	-	127,976	-		127,976
Property and casualty insurance premiums	-	69,141	-	(3,088)	(c)	66,053
Net investment and interest income	10,593	19,923	109,018	(1,705)	(b)	137,829
Other revenue	236,419	-	4,470	(530)	(b)	240,359
Total revenues	3,657,766	89,064	241,464	(9,426)		3,978,868

Costs and expenses:
Operating expenses	2,069,655	33,770	21,425	(7,702)	(b,c)	2,117,148
Commission expenses	288,332	-	-	-		288,332
Cost of sales	164,018	-	-	-		164,018
Benefits and losses	-	12,410	162,426	-		174,836
Amortization of deferred policy acquisition costs	-	-	31,219	-		31,219
Lease expense	27,494	-	-	(612)	(b)	26,882
Depreciation, net gains on disposals	637,063	-	-	-		637,063
Net gains on disposal of real estate	(758)	-	-	-		(758)
Total costs and expenses	3,185,804	46,180	215,070	(8,314)		3,438,740

Earnings from operations before equity in earnings of subsidiaries	471,962	42,884	26,394	(1,112)		540,128

Equity in earnings of subsidiaries	55,789	-	-	(55,789)	(d)	-

Earnings from operations	527,751	42,884	26,394	(56,901)		540,128
Other components of net periodic benefit costs	(1,054)	-	-	-		(1,054)
Interest expense	(162,062)	-	-	1,112	(b)	(160,950)
Pretax earnings	364,635	42,884	26,394	(55,789)		378,124
Income tax benefit (expense)	77,413	(8,956)	(4,533)	-		63,924
Earnings available to common shareholders	$442,048	$33,928	$21,861	$(55,789)		$442,048

(a) Balances for the year ended December 31, 2019
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,656,327	$-	$-	$(2,830)	(c)	$2,653,497
Self-storage revenues	367,276	-	-	-		367,276
Self-moving & self-storage products & service sales	264,146	-	-	-		264,146
Property management fees	29,148	-	-	-		29,148
Life insurance premiums	-	-	63,488	-		63,488
Property and casualty insurance premiums	-	63,488	-	(2,635)	(c)	60,853
Net investment and interest income	13,857	12,349	86,395	(1,667)	(b)	110,934
Other revenue	215,055	-	4,831	(521)	(b)	219,365
Total revenues	3,545,809	75,837	154,714	(7,653)		3,768,707

Costs and expenses:
Operating expenses	1,938,317	34,218	14,613	(5,968)	(b,c)	1,981,180
Commission expenses	288,408	-	-	-		288,408
Cost of sales	162,142	-	-	-		162,142
Benefits and losses	-	14,213	86,064	-		100,277
Amortization of deferred policy acquisition costs	-	-	28,556	-		28,556
Lease expense	33,702	-	-	(544)	(b)	33,158
Depreciation, net gains on disposals	554,043	-	-	-		554,043
Net gains on disposal of real estate	(44)	-	-	-		(44)
Total costs and expenses	2,976,568	48,431	129,233	(6,512)		3,147,720

Earnings from operations before equity in earnings of subsidiaries	569,241	27,406	25,481	(1,141)		620,987

Equity in earnings of subsidiaries	41,811	-	-	(41,811)	(d)	-

Earnings from operations	611,052	27,406	25,481	(42,952)		620,987
Other components of net periodic benefit costs	(1,013)	-	-	-		(1,013)
Interest expense	(143,586)	-	-	1,141	(b)	(142,445)
Pretax earnings	466,453	27,406	25,481	(41,811)		477,529
Income tax expense	(95,596)	(5,698)	(5,378)	-		(106,672)
Earnings available to common shareholders	$370,857	$21,708	$20,103	$(41,811)		$370,857

(a) Balances for the year ended December 31, 2018
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2021, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$610,856	$25,720	$18,721	$(44,441)		$610,856
Earnings from consolidated subsidiaries	(44,441)	-	-	44,441		-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	664,001	-	-	-		664,001
Amortization of deferred policy acquisition costs	-	-	28,293	-		28,293
Amortization of premiums and accretion of discounts related to investments, net	-	1,578	12,651	-		14,229
Amortization of debt issuance costs	5,948	-	-	-		5,948
Interest credited to policyholders	-	-	55,321	-		55,321
Change in allowance for losses on trade receivables	1,424	(217)	(1)	-		1,206
Change in allowance for inventories and parts reserve	1,298	-	-	-		1,298
Net gains on disposal of personal property	(54,071)	-	-	-		(54,071)
Net losses on disposal of real estate	3,281	-	-	-		3,281
Net gains on sales of investments	-	(158)	(9,900)	-		(10,058)
Net gains on equity securities	-	(394)	-	-		(394)
Deferred income taxes	72,407	459	(4,455)	-		68,411
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(60,806)	27,302	(6,012)	-		(39,516)
Inventories and parts	(5,775)	-	-	-		(5,775)
Prepaid expenses	94,359	-	-	-		94,359
Capitalization of deferred policy acquisition costs	-	-	(36,162)	-		(36,162)
Other assets	29,879	537	(551)	-		29,865
Related party assets	(12,790)	303	-	12,000	(b)	(487)
Accounts payable and accrued expenses	96,309	(3,497)	113	-		92,925
Policy benefits and losses, claims and loss expenses payable	14,919	(31,398)	14,487	-		(1,992)
Other policyholders' funds and liabilities	-	(2,053)	4,283	-		2,230
Deferred income	10,959	-	608	-		11,567
Related party liabilities	1,136	1,187	9,737	(12,000)	(b)	60
Net cash provided by operating activities	1,428,893	19,369	87,133	-		1,535,395

Cash flows from investing activities:
Escrow deposits	(5,221)	-	-	-		(5,221)
Purchases of:
Property, plant and equipment	(1,441,475)	-	-	-		(1,441,475)
Short term investments	-	(69,929)	-	-		(69,929)
Fixed maturities investments	-	(18,823)	(587,410)	-		(606,233)
Equity securities	-	-	(962)	-		(962)
Preferred stock	-	-	(16,144)	-		(16,144)
Real estate	-	-	(622)	-		(622)
Mortgage loans	-	(18,035)	(140,036)	-		(158,071)
Proceeds from sales and paydowns of:
Property, plant and equipment	537,484	-	-	-		537,484
Short term investments	-	69,669	49	-		69,718
Fixed maturities investments	-	20,854	508,385	-		529,239
Equity securities	-	-	207	-		207
Preferred stock	-	2,700	-	-		2,700
Real estate	255	-	-	-		255
Mortgage loans	-	17,659	11,866	-		29,525
Net cash used by investing activities	(908,957)	4,095	(224,667)	-		(1,129,529)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2020
(b) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2021, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	912,408	-	9,600	-	922,008
Principal repayments on credit facilities	(652,728)	-	(9,860)	-	(662,588)
Payment of debt issuance costs	(5,793)	-	-	-	(5,793)
Finance lease payments	(221,247)	-	-	-	(221,247)
Common stock dividends paid	(49,019)	-	-	-	(49,019)
Net contribution from (to) related party	41,199	(22,600)	(18,599)	-	-
Investment contract deposits	-	-	517,856	-	517,856
Investment contract withdrawals	-	-	(213,864)	-	(213,864)
Net cash provided (used) by financing activities	24,820	(22,600)	285,133	-	287,353

Effects of exchange rate on cash	6,441	-	-	-	6,441

Increase in cash and cash equivalents	551,197	864	147,599	-	699,660
Cash and cash equivalents at beginning of period	459,078	4,794	30,480	-	494,352
Cash and cash equivalents at end of period	$1,010,275	$5,658	$178,079	$-	$1,194,012
	(page 2 of 2)
(a) Balance for the period ended December 31, 2020

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2020, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$442,048	$33,928	$21,861	$(55,789)	$442,048
Earnings from consolidated subsidiaries	(55,789)	-	-	55,789	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	664,120	-	-	-	664,120
Amortization of deferred policy acquisition costs	-	-	31,219	-	31,219
Amortization of premiums and accretion of discounts related to investments, net	-	1,469	11,848	-	13,317
Amortization of debt issuance costs	4,426	-	-	-	4,426
Interest credited to policyholders	-	-	51,857	-	51,857
Change in allowance for losses on trade receivables	(14)	-	-	-	(14)
Change in allowance for inventories and parts reserve	640	-	-	-	640
Net gains on disposal of personal property	(27,057)	-	-	-	(27,057)
Net gains on disposal of real estate	(758)	-	-	-	(758)
Net gains on sales of investments	-	(355)	(13,241)	-	(13,596)
Net gains on equity securities	-	(3,783)	-	-	(3,783)
Deferred income taxes	323,980	(2,847)	(3,240)	-	317,893
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	30,771	8,127	(769)	-	38,129
Inventories and parts	1,776	-	-	-	1,776
Prepaid expenses	(391,120)	-	-	-	(391,120)
Capitalization of deferred policy acquisition costs	-	-	(24,447)	-	(24,447)
Other assets	(3,099)	2,098	(294)	-	(1,295)
Related party assets	(5,106)	(539)	-	-	(5,645)
Accounts payable and accrued expenses	(4,428)	2,688	(2,790)	-	(4,530)
Policy benefits and losses, claims and loss expenses payable	3,092	(19,618)	3,908	-	(12,618)
Other policyholders' funds and liabilities	-	491	(5,348)	-	(4,857)
Deferred income	(1,818)	-	-	-	(1,818)
Related party liabilities	(1,170)	819	1,977	-	1,626
Net cash provided (used) by operating activities	980,494	22,478	72,541	-	1,075,513

Cash flows from investing activities:
Escrow deposits	6,617	-	-	-	6,617
Purchases of:
Property, plant and equipment	(2,309,406)	-	-	-	(2,309,406)
Short term investments	-	(60,590)	(636)	-	(61,226)
Fixed maturities investments	-	(13,001)	(366,348)	-	(379,349)
Equity securities	-	-	(83)	-	(83)
Real estate	-	(328)	(3,958)	-	(4,286)
Mortgage loans	-	(18,050)	(43,966)	-	(62,016)
Proceeds from sales and paydowns of:
Property, plant and equipment	687,375	-	-	-	687,375
Short term investments	-	59,056	-	-	59,056
Fixed maturities investments	-	25,386	243,250	-	268,636
Equity securities	-	185	-	-	185
Preferred stock	-	1,375	1,000	-	2,375
Real estate	311	-	-	-	311
Mortgage loans	-	4,126	21,036	-	25,162
Net cash used by investing activities	(1,615,103)	(1,841)	(149,705)	-	(1,766,649)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2019

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2020, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,118,912	-	2,500	-	1,121,412
Principal repayments on credit facilities	(347,486)	-	(2,500)	-	(349,986)
Payment of debt issuance costs	(5,332)	-	-	-	(5,332)
Finance lease payments	(307,782)	-	-	-	(307,782)
Employee stock ownership plan shares	(206)	-	-	-	(206)
Common stock dividends paid	(29,404)	-	-	-	(29,404)
Net contribution from (to) related party	21,600	(21,600)	-	-	-
Investment contract deposits	-	-	234,640	-	234,640
Investment contract withdrawals	-	-	(151,022)	-	(151,022)
Net cash provided by financing activities	450,302	(21,600)	83,618	-	512,320

Effects of exchange rate on cash	(533)	-	-	-	(533)

Increase (decrease) in cash and cash equivalents	(184,840)	(963)	6,454	-	(179,349)
Cash and cash equivalents at beginning of period	643,918	5,757	24,026	-	673,701
Cash and cash equivalents at end of period	$459,078	$4,794	$30,480	$-	$494,352
	(page 2 of 2)
(a) Balance for the period ended December 31, 2019

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$370,857	$21,708	$20,103	$(41,811)	$370,857
Earnings from consolidated subsidiaries	(41,811)	-	-	41,811	-
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	581,025	-	-	-	581,025
Amortization of deferred policy acquisition costs	-	-	28,556	-	28,556
Amortization of premiums and accretion of discounts related to investments, net	-	1,361	11,746	-	13,107
Amortization of debt issuance costs	3,923	-	-	-	3,923
Interest credited to policyholders	-	-	35,387	-	35,387
Change in allowance for losses on trade receivables	57	-	(5)	-	52
Change in allowance for inventories and parts reserve	(146)	-	-	-	(146)
Net gains on disposal of personal property	(26,982)	-	-	-	(26,982)
Net gains on disposal of real estate	(44)	-	-	-	(44)
Net (gains) losses on sales of investments	-	(2,971)	308	-	(2,663)
Net losses on equity securities	-	5,739	-	-	5,739
Deferred income taxes	112,434	830	(6,453)	-	106,811
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(26,160)	(2,438)	(2,767)	-	(31,365)
Inventories and parts	(13,492)	-	-	-	(13,492)
Prepaid expenses	(8,620)	-	-	-	(8,620)
Capitalization of deferred policy acquisition costs	-	-	(25,957)	-	(25,957)
Other assets	159,126	(1,449)	(525)	-	157,152
Related party assets	3,857	339	(2)	-	4,194
Accounts payable and accrued expenses	6,454	257	3,552	-	10,263
Policy benefits and losses, claims and loss expenses payable	(159,793)	(4,400)	(71,927)	-	(236,120)
Other policyholders' funds and liabilities	-	(117)	5,124	-	5,007
Deferred income	966	-	-	-	966
Related party liabilities	(2,711)	944	(300)	-	(2,067)
Net cash provided by operating activities	958,940	19,803	(3,160)	-	975,583

Cash flows from investing activities:
Escrow deposits	4,299	-	-	-	4,299
Purchases of:
Property, plant and equipment	(1,869,968)	-	-	-	(1,869,968)
Short term investments	-	(53,878)	(170)	-	(54,048)
Fixed maturities investments	-	(33,775)	(506,270)	-	(540,045)
Equity securities	-	-	(957)	-	(957)
Real estate	(236)	(187)	(212)	-	(635)
Mortgage loans	-	(20,031)	(43,580)	-	(63,611)
Proceeds from sales and paydowns of:
Property, plant and equipment	606,271	-	-	-	606,271
Short term investments	-	58,767	7,270	-	66,037
Fixed maturities investments	-	12,305	111,246	-	123,551
Equity securities	-	8,608	-	-	8,608
Preferred stock	-	1,625	-	-	1,625
Mortgage loans	-	5,881	141,856	-	147,737
Net cash used by investing activities	(1,259,634)	(20,685)	(290,817)	-	(1,571,136)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2018

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements - (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2019 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	897,311	-	-	-	897,311
Principal repayments on credit facilities	(299,748)	-	-	-	(299,748)
Payment of debt issuance costs	(7,243)	-	-	-	(7,243)
Capital lease payments	(303,431)	-	-	-	(303,431)
Employee stock ownership plan shares	(418)	-	-	-	(418)
Common stock dividends paid	(39,179)	-	-	-	(39,179)
Investment contract deposits	-	-	400,123	-	400,123
Investment contract withdrawals	-	-	(132,833)	-	(132,833)
Net cash provided (used) by financing activities	247,292	-	267,290	-	514,582

Effects of exchange rate on cash	(4,716)	-	-	-	(4,716)

Increase (decrease) in cash and cash equivalents	(58,118)	(882)	(26,687)	-	(85,687)
Cash and cash equivalents at beginning of period	702,036	6,639	50,713	-	759,388
Cash and cash equivalents at end of period	$643,918	$5,757	$24,026	$-	$673,701
	(page 2 of 2)
(a) Balance for the period ended December 31, 2018

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Note 23.   Revenue Recognition

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities for fiscal 2021.

Sales of self-moving and self-storage related products are recognized at the time that title passes and the customer accepts delivery. The performance obligations identified for this portfolio of contracts include moving and storage product sales, installation services and/or propane sales. Each of these performance obligations has an observable stand-alone selling price. We concluded that the performance obligations identified are satisfied at a point in time under Topic 606. The basis for this conclusion is that the customer does not receive the product/propane or benefit from the installation services until the related performance obligation is satisfied. These products/services being provided have an alternative use as they are not customized and can be sold/provided to any customer. In addition, we only have the right to receive payment once the products have been transferred to the customer or the installation services have been completed. Although product sales have a right of return policy, our estimated obligation for future product returns is not material to the financial statements at this time.

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity's ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the third quarter of fiscal 2021 did not have a material effect on our financial statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving Help are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box containers to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 842, while the shipping obligation represents a contract with a customer accounted for under Topic 606. Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help services fees are recognized in accordance with Topic 606. Moving Help services are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer.

Revenue Recognized in Accordance with Topic 842/840

Our self-moving rental revenues meet the definition of a lease pursuant to the guidance in ASC Topic 842, Leases (“Topic 842”) because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right.   Therefore, upon adoption of Topic 842 on April 1, 2019, self-rental contracts are being accounted for as leases. We do not expect this change to result in a change in the timing and pattern of recognition of the related revenues due to the short-term nature of the self-moving rental contracts. Please see Note 18, Leases, of the Notes to Condensed Consolidated Financial Statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ended March 31,
	2022	2023	2024	2025	2026	Thereafter

	(In thousands)

Self-moving equipment rentals	$4,740	$-	$-	$-	$-	$-
Property lease revenues	19,099	13,079	9,612	7,210	5,648	55,060
Total	$23,839	$13,079	$9,612	$7,210	$5,648	$55,060

The amounts above do not reflect future rental revenue from the renewal or replacement of existing leases.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Revenue Recognized in Accordance with Other Topics

Traditional life and Medicare supplement insurance premiums are recognized as revenue over the premium-paying periods of the contracts when due from the policyholders. For products where premiums are due over a significantly shorter duration than the period over which benefits are provided, such as our single premium whole life product, premiums are recognized when received and excess profits are deferred and recognized in relation to the insurance in force. Life insurance premiums are recognized in accordance with existing guidance in ASC Topic 944, Financial Services - Insurance (“Topic 944”).

Property and casualty insurance premiums are recognized as revenue over the policy periods. Interest and investment income are recognized as earned. Property and casualty premiums are recognized in accordance with existing guidance in Topic 944.

Net investment and interest income has multiple components. Interest income from bonds and mortgage notes are recognized when earned. Dividends on common and preferred stocks are recognized on the ex-dividend dates. Realized gains and losses on the sale or exchange of investments are recognized at the trade date. Net investment and interest income was recognized in accordance with existing guidance in ASC Topic 825, Financial Instruments .

In the following tables, the revenue is disaggregated by timing of revenue recognition:

	Years Ended March 31,
	2021	2020	2019

	(In thousands)

Revenues recognized over time	$182,278	$147,565	$2,814,732
Revenues recognized at a point in time	396,600	309,804	305,408
Total revenues recognized under ASC 606	578,878	457,369	3,120,140

Revenues recognized under ASC 842 or 840	3,644,798	3,182,902	406,070
Revenues recognized under ASC 944	195,371	200,768	131,563
Revenues recognized under ASC 320	122,938	137,829	110,934
Total revenues	$4,541,985	$3,978,868	$3,768,707

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

Note 24 . Allowance for Credit Losses

Trade Receivables

Moving and Storage has two (2) primary components of trade receivables, receivables from corporate customers and credit card receivables from sales and rentals of equipment.   For credit card receivables, the Company uses a trailing 13 months average historical chargeback percentage of total credit card receivables. The Company rents equipment to corporate customers in which payment terms are 30 days.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). However, management has determined that the current and reasonable and supportable forecasted economic conditions have declined as compared with the economic conditions included in the historical information partially as a result of COVID-19 during the first quarter of fiscal 2021. To adjust the historical loss rates to reflect the effects of these differences in current conditions and forecasted changes, management estimated the loss rate at approximately 5%. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of March 31, 2021 was $ 2.8 million.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during the quarter ended March 31, 2021.

Accrued Interest Receivable

Accrued interest receivables on available-for-sale securities totaled $ 25.0 million as of December 31, 2020 and are excluded from the estimate of credit losses.

As outlined in subtopic 326-20-30-5A, we have elected not to measure an allowance on accrued interest receivables as our practice is to write off the uncollectible balance in a timely manner. Furthermore, we have elected to wrtie off accrued interest receivables by reversing interest income (subtopic 326-20-35-8A).

Mortgage loans, net

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at amortized cost.   An allowance for credit losses is determined using a similar methodology as before the adoption of ASC 326.   Modeling for the company's mortgage loans is based on inputs most highly correlated to defaults, including loan-to-value, occupancy, and payment history.   Historical credit loss experience provides additional support for the estimation of expected credit losses. In assessing the credit losses, the portfolio is reviewed on a collective basis, using loan-specific cash flows to determine the fair value of the collateral in the event of default.   Adjustments to this analysis are made to assess loans with a loan-to-value of 65% or greater. These loan are evaluated on an individual basis and loan specific risk characteristics such as occupancy levels, expense, income growth and other relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts.

amerco and consolidated subsidiaries

notes to consolidated financial statements - (continued)

When management determines that foreclosure is probable, an allowance for expected credit losses based on the fair value of the collateral is recorded, if necessary.

Reinsurance recoverable

Reinsurance recoverable on paid and unpaid benefits was less than 1 % of the total assets as of January 1, 2020 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium receivable

Premiums receivable   were $ 3.0 million as of January 1, 2020 in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

The following details the changes in the Company's reserve allowance for credit losses for trade receivables, fixed maturities and investments, other for the twelve months of fiscal 2021:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total

		(In thousands)
Balance as of March 31, 2020	$2,680	$503	$501	$3,684
Transition adjustment current expected credit losses	155	817	-	972
Write-offs against allowance	-	-	-	-
Recoveries	-	-	-	-
Balance as of March 31, 2021	$2,835	$1,320	$501	$4,656

Note 25.   Subsequent Events

Our management has evaluated subsequent events occurring after March 31, 2021. We do not believe any other subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

SCHEDULE   I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2021	2020
	(In thousands)
ASSETS
Cash and cash equivalents	$751,053	$294,528
Investment in subsidiaries	3,284,760	2,758,509
Related party assets	1,535,355	1,734,358
Other assets	413,167	502,064
Total assets	$5,984,335	$5,289,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$1,136,742	$1,068,291
	1,136,742	1,068,291
Stockholders' equity:
Preferred stock	-	-
Common stock	10,497	10,497
Additional paid-in capital	454,029	454,029
Accumulated other comprehensive income (loss)	102,568	35,100
Retained earnings:
Beginning of period	4,399,192	3,976,752
Adjustment for adoption of Topic 326	(2,880)	-
Net earnings	610,856	442,048
Dividends	(49,019)	(19,608)
End of period	4,958,149	4,399,192

Cost of common shares in treasury	(525,653)	(525,653)
Cost of preferred shares in treasury	(151,997)	(151,997)
Total stockholders' equity	4,847,593	4,221,168
Total liabilities and stockholders' equity	$5,984,335	$5,289,459

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2021	2020	2019
	(In thousands, except share and per share data)
Revenues:
Net interest income and other revenues	$720	$6,586	$8,601
Expenses:
Operating expenses	6,753	10,622	8,840
Other expenses	115	96	93
Total expenses	6,868	10,718	8,933
Equity in earnings of subsidiaries	508,632	205,940	279,589
Interest income	135,673	130,670	112,649
Pretax earnings	638,157	332,478	391,906
Income tax benfefit (expense)	(27,301)	109,570	(21,049)
Earnings available to common shareholders	$610,856	$442,048	$370,857
Basic and diluted earnings per common share	$31.15	$22.55	$18.93
Weighted average common shares outstanding: Basic and diluted	19,607,788	19,603,708	19,592,048

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF comprehensive income

	Years Ended March 31,
	2021	2020	2019
	(In thousands)

Net earnings	$610,856	$442,048	$370,857
Other comprehensive income (loss)	72,205	101,350	(62,075)
Total comprehensive income	$683,061	$543,398	$308,782

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net earnings	$610,856	$442,048	$370,857
Change in investments in subsidiaries	(508,632)	(205,940)	(279,589)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	1	1	1
Amortization of debt issuance costs	924	-	-
Deferred income taxes	72,407	323,980	112,434
Net change in other operating assets and liabilities:
Prepaid expenses	88,898	(381,190)	(6,289)
Other assets	-	22	(40)
Related party assets	(12,000)	-	-
Accounts payable and accrued expenses	(4,019)	1,935	2,260
Net cash provided by operating activities	248,435	180,856	199,634

Cash flows from investing activities:
Purchases of property, plant and equipment	(3)	-	(1)
Proceeds of property, plant and equipment	-	-	-
Net cash used by investing activities	(3)	-	(1)

Cash flows from financing activities:
Borrowings from credit facilities	200,000	-	-
Principal repayments on credit facilities	(200,000)	-	-
Debt issuance costs	(924)	-	-
Proceeds from (repayments) of intercompany loans	211,064	(311,534)	(196,382)
Common stock dividends paid	(49,019)	(29,404)	(39,179)
Net contribution from related party	41,199	21,600	-
Net cash provided (used) by financing activities	202,320	(319,338)	(235,561)

Effects of exchange rate on cash	5,773	4,060	(4,331)
Increase (decrease) in cash and cash equivalents	456,525	(134,422)	(40,259)
Cash and cash equivalents at beginning of period	294,528	428,950	469,209
Cash and cash equivalents at end of period	$751,053	$294,528	$428,950

Income taxes paid, net of income taxes refunds received, amounted to $29.0 million, $6.9 million and $4.3 million for fiscal 2021, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2021, 2020, and 2019

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

The financial statements include only the accounts of AMERCO, which include certain of the corporate operations of AMERCO. The interest in AMERCO's majority owned subsidiaries is accounted for on the equity method. The intercompany interest income and expenses are eliminated in the Consolidated Financial Statements.

2.   Guarantees

AMERCO has guaranteed performance of certain long-term leases and other obligations. See Note 18, Leases, and Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements.

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2021	(In thousands)
Allowance for doubtful accounts
(deducted from trade receivable)	$535	$2,179	$2,680	$(973)	$4,421
Allowance for obsolescence
(deducted from inventory)	$3,063	$-	$-	$(1,647)	$1,416
Allowance for LIFO
(deducted from inventory)	$18,886	$2,946	$-	$-	$21,832
Allowance for probable losses
(deducted from mortgage loans)	$493	$-	$-	$(45)	$448

Year ended March 31, 2020
Allowance for doubtful accounts
(deducted from trade receivable)	$549	$731	$-	$(745)	$535
Allowance for obsolescence
(deducted from inventory)	$2,322	$741	$-	$-	$3,063
Allowance for LIFO
(deducted from inventory)	$18,987	$-	$-	$(101)	$18,886
Allowance for probable losses
(deducted from mortgage loans)	$493	$-	$-	$-	$493

Year ended March 31, 2019
Allowance for doubtful accounts
(deducted from trade receivable)	$496	$1,550	$-	$(1,497)	$549
Allowance for obsolescence
(deducted from inventory)	$5,329	$-	$-	$(3,007)	$2,322
Allowance for LIFO
(deducted from inventory)	$16,126	$2,861	$-	$-	$18,987
Allowance for probable losses
(deducted from mortgage loans)	$618	$-	$-	$(125)	$493

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended December 31, 2020, 2019, AND 2018

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2021	Consolidated property casualty entity	$-	$177,963	$-	$(294)	$70,283	$16,335	$20,670	$(3,865)	$-	$25,759	$69,989
2020	Consolidated property casualty entity	-	209,127	-	233	69,138	19,926	22,137	(9,535)	-	24,608	66,277
2019	Consolidated property casualty entity	-	228,970	-	239	60,853	9,373	19,579	(5,365)	-	19,228	61,022

(1)The earned and written premiums are reported net of intersegment transactions. There were $ 1.5 million, $ 3.1 million and $ 2.8 million in written premiums and $ 1.8 million, $ 2.8 million and $ 2.6 million in earned premiums eliminated for the years ended December 31, 2020, 2019 and 2018, respectively.

(2) Net Investment Income excludes net realized (gains) losses   on investments of ($ 0.1 ) million, ($ 0.4 ) million and ($ 3.0 ) million for the years ended December 31, 2020, 2019 and 2018, respectively .

SIGNATURES

Pursuant to the requirements of Section   13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

Date: May 26, 2021	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: May 26, 2021	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: May 26, 2021	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward J. Shoen his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form   10-K, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act or things requisite and necessary to be done in connection therewith as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Edward J. Shoen	President and Chairman of the Board	May 26, 2021
Edward J. Shoen
/s/ Jason A. Berg	Chief Financial Officer	May 26, 2021
Jason A. Berg
/s/ Maria L. Bell	Chief Accounting Officer	May 26, 2021
Maria L. Bell
/s/ James E. Acridge	Director	May 26, 2021
James E. Acridge
/s/ John P. Brogan	Director	May 26, 2021
John P. Brogan
/s/ James J. Grogan	Director	May 26, 2021
James J. Grogan
/s/ Richard J. Herrera	Director	May 26, 2021
Richard J. Herrera
/s/ Karl A. Schmidt	Director	May 26, 2021
Karl A. Schmidt
/s/ Roberta R. Shank	Director	May 26, 2021
Roberta R. Shank
/s/ Samuel J. Shoen	Director	May 26, 2021
Samuel J. Shoen