Form 10-Q
period 2021-06-30
AMERCO /NV/
filed 2021-08-04
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 3, 2021.

part i financial information

Item 1. Financial Statements

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED balance sheets

	June 30,	March 31,
	2021	2021
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,519,981	$1,194,012
Reinsurance recoverables and trade receivables, net	233,056	224,426
Inventories and parts, net	117,978	105,577
Prepaid expenses	306,565	469,144
Investments, fixed maturities and marketable equities	2,755,133	2,695,656
Investments, other	525,893	489,759
Deferred policy acquisition costs, net	101,169	89,749
Other assets	46,910	47,730
Right of use assets - financing, net	814,875	877,038
Right of use assets - operating, net	89,369	92,505
Related party assets	34,481	35,395
	6,545,410	6,320,991
Property, plant and equipment, at cost:
Land	1,110,300	1,075,813
Buildings and improvements	5,284,224	5,163,705
Furniture and equipment	796,077	786,505
Rental trailers and other rental equipment	495,012	477,921
Rental trucks	4,119,655	3,909,724
	11,805,268	11,413,668
Less: Accumulated depreciation	(3,235,796)	(3,083,053)
Total property, plant and equipment, net	8,569,472	8,330,615
Total assets	$15,114,882	$14,651,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$696,797	$645,575
Notes, loans and finance leases payable, net	4,673,383	4,668,907
Operating lease liability	89,390	92,510
Policy benefits and losses, claims and loss expenses payable	1,007,144	997,701
Liabilities from investment contracts	2,226,560	2,161,530
Other policyholders' funds and liabilities	10,989	12,420
Deferred income	54,738	42,592
Deferred income taxes, net	1,244,353	1,178,489
Total liabilities	10,003,354	9,799,724

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of June 30 and March 31, 2021	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2021	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $ 0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2021	–	–
Common stock, with $ 0.25 par value, 250,000,000 shares authorized:
Common stock of $ 0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of June 30 and March 31, 2021	10,497	10,497
Additional paid-in capital	453,819	453,819
Accumulated other comprehensive income (loss)	31,132	106,857
Retained earnings	5,293,730	4,958,359
Cost of common stock in treasury, net ( 22,377,912 shares as of June 30 and March 31, 2021)	(525,653)	(525,653)
Cost of preferred stock in treasury, net ( 6,100,000 shares as of June 30 and March 31, 2021)	(151,997)	(151,997)
Total stockholders' equity	5,111,528	4,851,882
Total liabilities and stockholders' equity	$15,114,882	$14,651,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,035,377	$654,285
Self-storage revenues	137,393	108,955
Self-moving and self-storage products and service sales	104,885	91,350
Property management fees	8,449	7,347
Life insurance premiums	28,705	30,908
Property and casualty insurance premiums	16,869	13,734
Net investment and interest income	34,999	16,982
Other revenue	106,179	63,676
Total revenues	1,472,856	987,237

Costs and expenses:
Operating expenses	614,529	492,662
Commission expenses	113,149	69,175
Cost of sales	69,915	52,831
Benefits and losses	47,298	39,577
Amortization of deferred policy acquisition costs	8,823	6,888
Lease expense	7,647	6,603
Depreciation, net of gains on disposal of ($50,323 and $1,069, respectively)	121,717	165,671
Net gains on disposal of real estate	(4,430)	(256)
Total costs and expenses	978,648	833,151

Earnings from operations	494,208	154,086
Other components of net periodic benefit costs	(280)	(247)
Interest expense	(39,178)	(39,521)
Pretax earnings	454,750	114,318
Income tax expense	(109,575)	(26,592)
Earnings available to common stockholders	$345,175	$87,726
Basic and diluted earnings per common stock	$17.60	$4.47
Weighted average common stock outstanding: Basic and diluted	19,607,788	19,607,788

Related party revenues for the first quarter of fiscal 2022 and 2021, net of eliminations, were $8.4 million and $7.3 million, respectively.

Related party costs and expenses for the first quarter of fiscal 2022 and 2021, net of eliminations, were $23.5 million and $16.0 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended June 30, 2021	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$454,750	$(109,575)	$345,175
Other comprehensive income (loss):
Foreign currency translation	(3,392)	–	(3,392)
Unrealized net loss on investments	(92,451)	19,424	(73,027)
Change in fair value of cash flow hedges	(68)	17	(51)
Amounts reclassified into earnings on hedging activities	987	(242)	745
Total other comprehensive income (loss)	(94,924)	19,199	(75,725)

Total comprehensive income	$359,826	$(90,376)	$269,450
	+

Quarter Ended June 30, 2020	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$114,318	$(26,592)	$87,726
Other comprehensive income (loss):
Foreign currency translation	(2,917)	–	(2,917)
Unrealized net loss on investments	(58,962)	13,463	(45,499)
Change in fair value of cash flow hedges	(705)	173	(532)
Amounts reclassified into earnings on hedging activities	747	(183)	564
Total other comprehensive income	(61,837)	13,453	(48,384)

Total comprehensive income	$52,481	$(13,139)	$39,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock		Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2021	$10,497	$453,819	$106,857	$4,958,359	$(525,653)		$(151,997)	$4,851,882
Foreign currency translation	–	–	(3,392)	–	–		–	(3,392)
Unrealized net loss on investments, net of tax	–	–	(73,027)	–	–		–	(73,027)
Change in fair value of cash flow hedges, net of tax	–	–	(51)	–	–		–	(51)
Amounts reclassified into earnings on hedging activities	–	–	745	–	–		–	745
Net earnings	–	–	–	345,175	–		–	345,175
Common stock dividends: ($ 0.50 per share for fiscal 2022)	–	–	–	(9,804)	–		–	(9,804)
Net activity	–	–	(75,725)	335,371	–	–	–	259,646
Balance as of June 30, 2021	$10,497	$453,819	$31,132	$5,293,730	$(525,653)		(151,997)	$5,111,528

Balance as of March 31, 2020	$10,497	$453,819	$34,652	$4,399,402	$(525,653)		$(151,997)	$4,220,720
Adjustment for adoption of ASU 2016-13	–	–	–	(2,880)	–		–	(2,880)
Foreign currency translation	–	–	(2,917)	–	–		–	(2,917)
Unrealized net loss on investments, net of tax	–	–	(45,499)	–	–		–	(45,499)
Change in fair value of cash flow hedges, net of tax	–	–	(532)	–	–		–	(532)
Amounts reclassified into earnings on hedging activities	–	–	564	–	–		–	564
Net earnings	–	–	–	87,726	–		–	87,726
Net activity	–	–	(48,384)	84,846	–		–	36,462
Balance as of June 30, 2020	$10,497	$453,819	$(13,732)	$4,484,248	$(525,653)		$(151,997)	$4,257,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of cash flows

	Quarter Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$345,175	$87,726
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	172,040	166,740
Amortization of deferred policy acquisition costs	8,823	6,888
Amortization of premiums and accretion of discounts related to investments, net	4,361	3,550
Amortization of debt issuance costs	1,332	1,297
Interest credited to policyholders	15,583	7,667
Change in allowance for losses on trade receivables	(484)	60
Change in allowance for inventories and parts reserves	3,403	(99)
Net gains on disposal of personal property	(50,323)	(1,069)
Net gains on disposal of real estate	(4,430)	(256)
Net (gains) losses on sales of investments	(2,469)	2,014
Net (gains) losses on equity investments	(2,231)	3,989
Deferred income taxes	82,374	27,534
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(8,082)	(23,594)
Inventories and parts	(15,765)	350
Prepaid expenses	162,706	(22,831)
Capitalization of deferred policy acquisition costs	(8,990)	(7,308)
Other assets	(853)	74
Related party assets	562	7,329
Accounts payable and accrued expenses	71,599	58,273
Policy benefits and losses, claims and loss expenses payable	9,064	528
Other policyholders' funds and liabilities	(1,430)	(3,426)
Deferred income	11,863	14,898
Related party liabilities	385	(249)
Net cash provided by operating activities	794,213	330,085

Cash flows from investing activities:
Escrow deposits	1,887	1,401
Purchases of:
Property, plant and equipment	(508,411)	(249,740)
Short term investments	(11,810)	(9,625)
Fixed maturities investments	(281,507)	(94,193)
Preferred stock	(8,000)	–
Real estate	(67)	(192)
Mortgage loans	(42,538)	(33,300)
Proceeds from sales and paydowns of:
Property, plant and equipment	182,146	76,412
Short term investments	12,558	2,448
Fixed maturities investments	126,956	110,165
Mortgage loans	5,628	1,432
Net cash used by investing activities	(523,158)	(195,192)

Cash flows from financing activities:
Borrowings from credit facilities	161,854	377,051
Principal repayments on credit facilities	(109,334)	(154,089)
Payment of debt issuance costs	(352)	(1,677)
Finance lease payments	(45,170)	(68,554)
Net contribution from (to) related party	–	18,599
Investment contract deposits	113,779	75,366
Investment contract withdrawals	(64,332)	(51,633)
Net cash provided by financing activities	56,445	195,063

Effects of exchange rate on cash	(1,531)	766

Increase in cash and cash equivalents	325,969	330,722
Cash and cash equivalents at the beginning of period	1,194,012	494,352
Cash and cash equivalents at the end of period	$1,519,981	$825,074

The accompanying notes are an integral part of these condensed consolidated financial statements amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a first fiscal quarter that ends on the 30 th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31 st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2021 and 2020 correspond to fiscal 2022 and 2021 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Certain amounts reported in previous years have been reclassified to conform to the current presentation.

The condensed consolidated balance sheet as of June 30, 2021 and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the first quarter of fiscal 2022 and 2021 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 26.8 million and $ 27.7 million as of June 30, 2021 and March 31, 2021, respectively.

Available-for-Sale Investments

Available-for-sale investments as of June 30, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Allowance for Expected Credit Losses	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$104,016	$9,087	$–	$(818)	$–	$112,285
U.S. government agency mortgage-backed securities	70,219	782	(7)	(762)	–	70,232
Obligations of states and political subdivisions	215,298	18,323	(106)	(969)	–	232,546
Corporate securities	1,998,177	129,442	(1,079)	(18,456)	(1,041)	2,107,043
Mortgage-backed securities	170,569	10,380	(1)	(2)	–	180,946
	$2,558,279	$168,014	$(1,193)	$(21,007)	$(1,041)	$2,703,052

Available-for-sale investments as of March 31, 2021 were as follows:

	Cost Amortized	Unrealized Gains Gross		Unrealized Losses More than 12 Months Gross		Unrealized Losses Less than 12 Months Gross		Allowance for Expected Credit Losses	Market Value Estimated

	(In thousands)
U.S. treasury securities and government obligations	$92,429	$12,941		$–		$–		$–	$105,370
U.S. government agency mortgage-backed securities	61,427	911		(1)		(132)		–	62,205
Obligations of states and political subdivisions	230,521	25,249		(59)		(3)		–	255,708
Corporate securities	1,846,507	199,447		(163)		(641)		(1,319)	2,043,831
Mortgage-backed securities	174,728	11,706		(1)		(8)		–	186,425
	$2,405,612	$250,254	$	(224)	$	(784)	$	(1,319)	$2,653,539

We sold available-for-sale securities with a fair value of $ 124.7 million during the first quarter of fiscal 2022. The gross realized gains on these sales totaled $ 2.1 million.   The gross realized losses on these sales totaled $ 0.6 million.

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during the quarter ended June 30, 2021.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	June 30, 2021		March 31, 2021
	Cost Amortized	Market Value Estimated	Cost Amortized	Market Value Estimated
	(Unaudited)
	(In thousands)
Due in one year or less	$57,753	$58,374	$90,142	$91,190
Due after one year through five years	590,448	627,370	562,442	601,818
Due after five years through ten years	641,992	694,439	672,733	754,536
Due after ten years	1,097,517	1,141,923	905,567	1,019,570
	2,387,710	2,522,106	2,230,884	2,467,114

Mortgage-backed securities	170,569	180,946	174,728	186,425
Redeemable preferred stocks	–	–	–	–
	$2,558,279	$2,703,052	$2,405,612	$2,653,539

As of June 30, 2021 and March 31, 2021, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

	June 30, 2021		March 31, 2021
	Amortized Cost	Value Estimated Market	Amortized Cost	Value Estimated Market
	(Unaudited)
	(In thousands)

Common stocks	$9,775	$22,673	$9,775	$20,440
Non-redeemable preferred stocks	28,034	29,408	20,034	21,677
	$37,809	$52,081	$29,809	$42,117

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

4. Borrowings

Long Term Debt

Long term debt was as follows:

							June 30,	March 31,
	2022 Rates (a)			Maturities			2021	2021
							(Unaudited)
							(In thousands)
Real estate loan (amortizing term)			1.60%			2023	$55,257	$82,913
Senior mortgages	2.80%	-	6.62%	2021	-	2038	2,122,167	2,125,324
Real estate loans (revolving credit) (a)	1.47%	-	3.14%	2023	-	2025	535,000	535,000
Fleet loans (amortizing term)	1.61%	-	4.66%	2022	-	2028	162,528	176,295
Fleet loans (revolving credit)	1.24%		1.34%	2023	-	2025	553,000	535,000
Finance leases (rental equipment)	1.92%	-	5.04%	2021	-	2026	468,484	513,623
Finance liability (rental equipment)	1.60%	-	4.22%	2024		2029	718,585	644,375
Other obligations	1.75%	-	8.00%	2021	-	2049	87,106	86,085
Notes, loans and finance leases payable							4,702,127	4,698,615
Less: Debt issuance costs							(28,744)	(29,708)
Total notes, loans and finance leases payable, net							$4,673,383	$4,668,907

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

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of June 30, 2021, the applicable LIBOR was 0.10 % and the applicable margin was 1.50%, the sum of which was 1.60%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.80 % and 6.62%. The weighted average interest rate of these loans as of June 30, 2021 was 4.27%.   Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $385.0 million. As of June 30, 2021, the outstanding balance of these loans in the aggregate was $385.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of June 30, 2021, the applicable LIBOR was between 0.08% and 0.09% and the margin was between 1.25% and 1.50%, the sum of which was between 1.34% and 1.59%. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $ 200.0 million, which can be increased to $ 300.0 million by bringing in other lenders. As of June 30, 2021, the outstanding balance was $ 150.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of June 30, 2021, the applicable LIBOR was 0.09 % and the margin was 1.38%, the sum of which was 1.47%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30 % fee charged for unused capacity.

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

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 590.0 million. The interest rates, per the provision of the loan agreements, are the applicable LIBOR plus the applicable margin. As of June 30, 2021, the applicable LIBOR was 0.09 % and the margin was between 1.15 % and 1.25%, the sum of which was between 1.24 % and 1.34%. Of the $ 535.0 million outstanding, $ 100.0 million is fixed with an interest rate of 2.36%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly.

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment that were entered into and classified as capital leases prior to the adoption of Topic 842. The historical capital lease balance was reclassified to Right-of-Use (“ROU”) assets-finance, net. The agreements are generally seven (7) year terms with interest rates ranging from 1.92 % to 5.04%.   All of our finance leases are collateralized by our rental fleet. The net book value of the corresponding rental equipment was $ 804.1 million and $ 865.6 million as of June 30, 2021 and March 31, 2021, respectively. There were no new financing leases, as assessed under the new leasing guidance, entered into during the first quarter of fiscal 2022.

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

As of June 30, 2021, the aggregate outstanding principal balance of the U-Notes® issued was $89.5 million, of which $2.4 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 1.75% and 8.00% and maturity dates range between 2021 and 2049.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made advances to Oxford. As of March 31, 2021, the advances had an aggregate balance of $ 70.5 million, for which Oxford pays fixed interest rates between 0.00 % and 1.72 % with maturities between June 8, 2021 and September 29, 2025. As of March 31, 2021, available-for-sale investments held with the FHLB totaled $ 134.3 million, of which $ 79.3 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, as of June 30, 2021 for the next five years and thereafter are as follows:

	Years Ending June 30,
	2022	2023	2024	2025	2026	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and finance leases payable, secured	$510,380	$673,861	$1,152,549	$561,740	$410,089	$1,393,508

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands)
Interest expense	$38,935	$41,911
Capitalized interest	(2,030)	(4,434)
Amortization of transaction costs	1,286	1,297
Interest expense resulting from cash flow hedges	987	747
Total interest expense	$39,178	$39,521

Interest paid in cash, including payments related to derivative contracts, amounted to $ 36.1 million and $ 39.4 million for the first quarter of fiscal 2022 and 2021, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.39%	2.02%
Interest rate at the end of the quarter	1.38%	1.67%
Maximum amount outstanding during the quarter	$1,088,000	$1,175,000
Average amount outstanding during the quarter	$1,073,055	$1,161,385
Facility fees	$71	$4

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the condensed consolidated balance sheet were as follows:

	June 30, 2021	March 31, 2021
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments:
Assets	$–	$–
Liabilities	4,222	5,141
Notional amount	235,000	235,000

	The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

	June 30, 2021	June 30, 2020
	(Unaudited)
	(In thousands)
(Gain) loss recognized in AOCI on interest rate contracts	$(919)	$(42)
(Gain) loss reclassified from AOCI into income	$987	$747

Gains or losses recognized in income on interest rate derivatives are recorded as interest expense in the condensed consolidated statements of operations. During the first quarter of fiscal 2022, we recognized an increase in the fair value of our cash flow hedges of $0.1 million, net of taxes. During the first quarter of fiscal 2022, we reclassified $0.7 million from accumulated other comprehensive income (loss) (“AOCI”) to interest expense. As of June 30, 2021, we expect to reclassify $ 3.9 million of net losses on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

6. Accumulated Other Comprehensive Income (Loss)

A summary of AOCI components, net of tax, were as follows:

		Foreign Currency Translation	Unrealized Net Gain on Investments		Fair Market Value of Cash Flow Hedges		Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
		(Unaudited)
		(In thousands)
Balance at March 31, 2021		$(52,929)	$167,653		$(3,879)		$(3,988)	$106,857
Foreign currency translation		(3,392)	–		–		–	(3,392)
Unrealized net losses on investments		–	(73,027)		–		–	(73,027)
Change in fair value of cash flow hedges		–	–		(51)		–	(51)
Amounts reclassified into earnings on hedging activities		–	–		745		–	745
Other comprehensive income (loss)		(3,392)	(73,027)		694		–	(75,725)
Balance at June 30, 2021	$	(56,321)	$94,626	$	(3,185)	$	(3,988)	$31,132

.

7. Stockholders’ Equity

The following table lists the dividends that have been declared and issued for fiscal year 2022.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

June 9, 2021	$0.50	June 24, 2021	July 8, 2021

As of June 30, 2021, no awards had been issued under the 2016 AMERCO Stock Option Plan.

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

Lessee

We determine if an arrangement is a lease at inception. Operating leases, which are comprised primarily of storage rental locations, are included in ROU assets - operating and operating lease liability in our condensed consolidated balance sheets. Finance leases, which are comprised primarily of rental equipment leases, are included in ROU assets - financing, net, and notes, loans and finance leases payable, net in our balance sheets.

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

The standard also changed the manner by which we account for our equipment sale/leaseback transactions.   Based on our assessment, the lease transactions are classified as financing leases, and therefore the transactions do not qualify as a sale.   Pursuant to the guidance, new sale leaseback transactions that fail to qualify as a sale will be accounted for as a financial liability.   Please see Note 4, Borrowings, of the Notes to Condendsed Consolidated Financial Statements for additional information.

The following tables show the components of our ROU assets, net:

	As of June 30, 2021
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$–	$135,174	$135,174
Furniture and equipment	22,176	–	22,176
Rental trailers and other rental equipment	197,981	–	197,981
Rental trucks	1,395,144	–	1,395,144
Right-of-use assets, gross	1,615,301	135,174	1,750,475
Less: Accumulated depreciation	(800,426)	(45,805)	(846,231)
Right-of-use assets, net	$814,875	$89,369	$904,244

	As of March 31, 2021
	Finance	Operating	Total
	(In thousands)
Buildings and improvements	$–	$132,901	$132,901
Furniture and equipment	22,316	–	22,316
Rental trailers and other rental equipment	203,594	–	203,594
Rental trucks	1,494,098	–	1,494,098
Right-of-use assets, gross	1,720,008	132,901	1,852,909
Less: Accumulated depreciation	(842,970)	(40,396)	(883,366)
Right-of-use assets, net	$877,038	$92,505	$969,543

As of June 30, 2021 and March 31, 2021, we had finance leases for the ROU assets, net of $ 468.5 million and $ 513.6 million, respectively and operating leases of $ 89.4 million and $ 92.5 million, respectively.

	Finance leases
	June 30,	March 31,
	2021	2021

Weighted average remaining lease term (years)	3	3
Weighted average discount rate	3.6%	3.6%

	Operating leases
	June 30,	March 31,
	2021	2021

Weighted average remaining lease term (years)	14.8	14.7
Weighted average discount rate	4.6%	4.6%

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

For the quarters ended June 30, 2021 and 2020, cash paid for leases included in our operating cash flow activities were $ 7.5 million and $ 7.0 million, respectively, and our financing cash flow activities were $ 45.2 million and $ 68.6 million, respectively.   Non-cash activities of ROU assets in exchange for lease liablities were $2.4 million and $4.7 million for the first quarter of fiscal 2022 and 2021, respectively.

The components of lease costs were as follows:

	Three Months Ended
	June 30, 2021	June 30, 2020
	(Unaudited)
	(In thousands)

Operating lease costs	$8,077	$7,137

Finance lease cost:
Amortization of right-of-use assets	$183,277	$40,836
Interest on lease liabilities	4,571	6,282
Total finance lease cost	$187,848	$47,118

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Years ending June 30,	(In thousands)

2022	$168,277	$24,926
2023	132,482	22,560
2024	98,586	21,418
2025	68,555	6,414
2026	35,679	3,560
Thereafter	–	61,302
Total lease payments	503,579	140,180
Less: imputed interest	(35,095)	(50,790)
Present value of lease liabilities	$468,484	$89,390

9. Contingencies

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures along with the threat the virus poses have adversely affected workforces, customers, consumer sentiment, economies and financial markets.

The Company has been impacted by the spread of COVID-19. The extent to which COVID-19 impacts the Company’s business, operations and financial results will continue to evolve in ways that the Company is not fully able to predict at this time.   We have experienced customer initiated changes in behavior, actions by government entities, concerns from our workforce, and reactions from the capital markets.

Although the Company cannot estimate the length or gravity of the impact of COVID-19 at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position and liquidity in fiscal 2022, and beyond.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. As a result of the federal income tax provisions of the CARES Act, we have filed applicable forms with the Internal Revenue Service (“IRS”) to carryback net operating losses. These refund claims total approximately $ 366 million, of which we have received approximately $159 million in the first quarter of fiscal 2022 and another approximately $84 million in July 2021 and are reflected in Prepaid expense. As refunds are received, they will reduce this amount. We have estimated and recorded the overall effects of the CARES Act and do not anticipate a material change. It is possible future legislation could reduce or delay our ability to carryback these losses.

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

SAC Holding Corporation and SAC Holding II Corporation (collectively “SAC Holdings”) were established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements. In the past, we sold real estate and various self-storage properties to SAC Holdings, and such sales provided significant cash flows to us. SAC Holdings, Four SAC Self-Storage Corporation, Five SAC Self-Storage Corporation, Galaxy Investments, L.P. and 2015 SAC-Self-Storage, LLC are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly owned by Willow Grove Holdings LP (“WGHLP”), which is owned by Mark V. Shoen (a significant stockholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant stockholder) and Mark V. Shoen

Related Party Revenue

	Quarter Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,180	$6,148
U-Haul management fee revenue from Mercury	1,269	1,199
	$8,449	$7,347

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4 % and 10 % of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $ 11.3 million and $ 10.1 million from the above-mentioned entities during the first quarter of fiscal 2022 and 2021, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.   Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

Related Party Costs and Expenses

	Quarter Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$626	$657
U-Haul commission expenses to Blackwater	22,880	15,332
	$23,506	$15,989

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of June 30, 2021, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 7.2 million, expenses of $0.6 million and cash flows of $ 6.4 million during the first quarter of fiscal 2022. Revenues and commission expenses related to the Dealer Agreements were $ 108.6 million and $22.9 million, respectively, during the first quarter of fiscal 2022.

Management determined that we do not have a variable interest pursuant to the variable interest entity model under Accounting Standards Codification (“ASC”) 810 – Consolidation in the holding entities of Blackwater based upon management agreements which are with the individual operating entities; therefore, we are precluded from consolidating these entities.

Related Party Assets

	June 30,	March 31,
	2021	2021
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$28,840	$27,116
U-Haul receivable from Mercury	6,371	9,632
Other (a)	(730)	(1,353)
	$34,481	$35,395

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

Consolidating balance sheets by industry segment as of June 30, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$1,455,973	$3,246	$60,762	$–		$1,519,981
Reinsurance recoverables and trade receivables, net	120,946	67,589	44,521	–		233,056
Inventories and parts, net	117,978	–	–	–		117,978
Prepaid expenses	306,565	–	–	–		306,565
Investments, fixed maturities and marketable equities	–	290,571	2,464,562	–		2,755,133
Investments, other	20,733	94,028	411,132	–		525,893
Deferred policy acquisition costs, net	–	–	101,169	–		101,169
Other assets	43,439	829	2,642	–		46,910
Right of use assets - financing, net	814,875	–	–	–		814,875
Right of use assets - operating, net	89,034	184	151	–		89,369
Related party assets	53,783	6,557	13,797	(39,656)	(c)	34,481
	3,023,326	463,004	3,098,736	(39,656)		6,545,410

Investment in subsidiaries	677,909	–	–	(677,909)	(b)	–

Property, plant and equipment, at cost:
Land	1,110,300	–	–	–		1,110,300
Buildings and improvements	5,284,224	–	–	–		5,284,224
Furniture and equipment	796,077	–	–	–		796,077
Rental trailers and other rental equipment	495,012	–	–	–		495,012
Rental trucks	4,119,655	–	–	–		4,119,655
	11,805,268	–	–	–		11,805,268
Less: Accumulated depreciation	(3,235,796)	–	–	–		(3,235,796)
Total property, plant and equipment, net	8,569,472	–	–	–		8,569,472
Total assets	$12,270,707	$463,004	$3,098,736	$(717,565)		$15,114,882

(a) Balances as of March 31, 2021
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of June 30, 2021, continued

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$679,461	$2,260	$15,076	$–		$696,797
Notes, loans and finance leases payable, net	4,662,325	–	11,058	–		4,673,383
Operating lease liability	89,042	188	160	–		89,390
Policy benefits and losses, claims and loss expenses payable	433,394	179,294	394,456	–		1,007,144
Liabilities from investment contracts	–	–	2,226,560	–		2,226,560
Other policyholders' funds and liabilities	–	3,237	7,752	–		10,989
Deferred income	54,738	–	–	–		54,738
Deferred income taxes, net	1,217,716	11,667	14,970	–		1,244,353
Related party liabilities	26,836	3,812	13,341	(43,989)	(c)	–
Total liabilities	7,163,512	200,458	2,683,373	(43,989)		10,003,354

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	26,799	15,148	75,145	(85,960)	(b)	31,132
Retained earnings	5,293,520	152,977	311,447	(464,214)	(b)	5,293,730
Cost of common stock in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred stock in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	5,107,195	262,546	415,363	(673,576)		5,111,528
Total liabilities and stockholders' equity	$12,270,707	$463,004	$3,098,736	$(717,565)		$15,114,882

(a) Balances as of March 31, 2021
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$1,010,275	$5,658	$178,079	$–		$1,194,012
Reinsurance recoverables and trade receivables, net	118,741	67,069	38,616	–		224,426
Inventories and parts, net	105,577	–	–	–		105,577
Prepaid expenses	469,144	–	–	–		469,144
Investments, fixed maturities and marketable equities	–	295,753	2,399,903	–		2,695,656
Investments, other	20,733	90,412	378,614	–		489,759
Deferred policy acquisition costs, net	–	–	89,749	–		89,749
Other assets	44,763	436	2,531	–		47,730
Right of use assets - financing, net	877,038	–	–	–		877,038
Right of use assets - operating, net	92,245	92	168	–		92,505
Related party assets	54,042	6,854	13,850	(39,351)	(c)	35,395
	2,792,558	466,274	3,101,510	(39,351)		6,320,991

Investment in subsidiaries	741,860	–	–	(741,860)	(b)	–

Property, plant and equipment, at cost:
Land	1,075,813	–	–	–		1,075,813
Buildings and improvements	5,163,705	–	–	–		5,163,705
Furniture and equipment	786,505	–	–	–		786,505
Rental trailers and other rental equipment	477,921	–	–	–		477,921
Rental trucks	3,909,724	–	–	–		3,909,724
	11,413,668	–	–	–		11,413,668
Less: Accumulated depreciation	(3,083,053)	–	–	–		(3,083,053)
Total property, plant and equipment, net	8,330,615	–	–	–		8,330,615
Total assets	$11,865,033	$466,274	$3,101,510	$(781,211)		$14,651,606

(a) Balances as of December 31, 2020
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2021, continued

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$636,257	$2,029	$7,289	$–		$645,575
Notes, loans and finance leases payable, net	4,657,720	–	11,187	–		4,668,907
Operating lease liability	92,236	96	178	–		92,510
Policy benefits and losses, claims and loss expenses payable	427,073	178,942	391,686	–		997,701
Liabilities from investment contracts	–	–	2,161,530	–		2,161,530
Other policyholders' funds and liabilities	–	3,698	8,722	–		12,420
Deferred income	42,592	–	–	–		42,592
Deferred income taxes, net	1,136,149	13,046	29,294	–		1,178,489
Related party liabilities	25,413	5,821	12,406	(43,640)	(c)	–
Total liabilities	7,017,440	203,632	2,622,292	(43,640)		9,799,724

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	102,568	22,546	140,817	(159,074)	(b)	106,857
Retained earnings	4,958,149	145,675	309,630	(455,095)	(b)	4,958,359
Cost of common stock in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred stock in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	4,847,593	262,642	479,218	(737,571)		4,851,882
Total liabilities and stockholders' equity	$11,865,033	$466,274	$3,101,510	$(781,211)		$14,651,606

(a) Balances as of December 31, 2020
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statement of operations by industry segment for the quarter ended June 30, 2021 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,036,213	$–	$–	$(836)	(c)	$1,035,377
Self-storage revenues	137,393	–	–	–		137,393
Self-moving and self-storage products and service sales	104,885	–	–	–		104,885
Property management fees	8,449	–	–	–		8,449
Life insurance premiums	–	–	28,705	–		28,705
Property and casualty insurance premiums	–	17,443	–	(574)	(c)	16,869
Net investment and interest income	680	6,013	29,324	(1,018)	(b)	34,999
Other revenue	105,634	–	630	(85)	(b)	106,179
Total revenues	1,393,254	23,456	58,659	(2,513)		1,472,856

Costs and expenses:
Operating expenses	601,831	8,813	5,375	(1,490)	(b,c)	614,529
Commission expenses	113,149	–	–	–		113,149
Cost of sales	69,915	–	–	–		69,915
Benefits and losses	–	5,227	42,071	–		47,298
Amortization of deferred policy acquisition costs	–	–	8,823	–		8,823
Lease expense	8,077	184	24	(638)	(b)	7,647
Depreciation, net of gains on disposals	121,717	–	–	–		121,717
Net gains on disposal of real estate	(4,430)	–	–	–		(4,430)
Total costs and expenses	910,259	14,224	56,293	(2,128)		978,648

Earnings from operations before equity in earnings of subsidiaries	482,995	9,232	2,366	(385)		494,208

Equity in earnings of subsidiaries	9,119	–	–	(9,119)	(d)	–

Earnings from operations	492,114	9,232	2,366	(9,504)		494,208
Other components of net periodic benefit costs	(280)	–	–	–		(280)
Interest expense	(39,443)	–	(120)	385	(b)	(39,178)
Pretax earnings	452,391	9,232	2,246	(9,119)		454,750
Income tax expense	(107,216)	(1,930)	(429)	–		(109,575)
Earnings available to common stockholders	$345,175	$7,302	$1,817	$(9,119)		$345,175

(a) Balances for the quarter ended March 31, 2021
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry for the quarter ended June 30, 2020 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$654,913	$–	$–	$(628)	(c)	$654,285
Self-storage revenues	108,955	–	–	–		108,955
Self-moving and self-storage products and service sales	91,350	–	–	–		91,350
Property management fees	7,347	–	–	–		7,347
Life insurance premiums	–	–	30,908	–		30,908
Property and casualty insurance premiums	–	14,507	–	(773)	(c)	13,734
Net investment and interest income	662	(873)	18,006	(813)	(b)	16,982
Other revenue	63,073	–	739	(136)	(b)	63,676
Total revenues	926,300	13,634	49,653	(2,350)		987,237

Costs and expenses:
Operating expenses	480,081	8,825	5,288	(1,532)	(b,c)	492,662
Commission expenses	69,175	–	–	–		69,175
Cost of sales	52,831	–	–	–		52,831
Benefits and losses	–	4,030	35,547	–		39,577
Amortization of deferred policy acquisition costs	–	–	6,888	–		6,888
Lease expense	7,137	1	10	(545)	(b)	6,603
Depreciation, net of gains on disposals	165,671	–	–	–		165,671
Net gains on disposal of real estate	(256)	–	–	–		(256)
Total costs and expenses	774,639	12,856	47,733	(2,077)		833,151

Earnings from operations before equity in earnings of subsidiaries	151,661	778	1,920	(273)		154,086

Equity in earnings of subsidiaries	2,395	–	–	(2,395)	(d)	–

Earnings from operations	154,056	778	1,920	(2,668)		154,086
Other components of net periodic benefit costs	(247)	–	–	–		(247)
Interest expense	(39,794)	–	–	273	(b)	(39,521)
Pretax earnings	114,015	778	1,920	(2,395)		114,318
Income tax expense	(26,289)	(162)	(141)	–		(26,592)
Earnings available to common stockholders	$87,726	$616	$1,779	$(2,395)		$87,726

(a) Balances for the quarter ended March 31, 2020
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$345,175	$7,302	$1,817	$(9,119)	$345,175
Earnings from consolidated entities	(9,119)	–	–	9,119	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	172,040	–	–	–	172,040
Amortization of deferred policy acquisition costs	–	–	8,823	–	8,823
Amortization of premiums and accretion of discounts related to investments, net	–	413	3,948	–	4,361
Amortization of debt issuance costs	1,332	–	–	–	1,332
Interest credited to policyholders	–	–	15,583	–	15,583
Change in allowance for losses on trade receivables	(478)	(5)	(1)	–	(484)
Change in allowance for inventories and parts reserve	3,403	–	–	–	3,403
Net gains on disposal of personal property	(50,323)	–	–	–	(50,323)
Net gains on disposal of real estate	(4,430)	–	–	–	(4,430)
Net gains on sales of investments	–	(37)	(2,432)	–	(2,469)
Net gains on equity investments	–	(2,231)	–	–	(2,231)
Deferred income taxes	81,341	604	429	–	82,374
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(1,658)	(520)	(5,904)	–	(8,082)
Inventories and parts	(15,765)	–	–	–	(15,765)
Prepaid expenses	162,706	–	–	–	162,706
Capitalization of deferred policy acquisition costs	–	–	(8,990)	–	(8,990)
Other assets	(436)	(323)	(94)	–	(853)
Related party assets	302	260	–	–	562
Accounts payable and accrued expenses	60,902	225	10,472	–	71,599
Policy benefits and losses, claims and loss expenses payable	5,942	352	2,770	–	9,064
Other policyholders' funds and liabilities	–	(461)	(969)	–	(1,430)
Deferred income	12,125	–	(262)	–	11,863
Related party liabilities	1,422	(1,972)	935	–	385
Net cash provided by operating activities	764,481	3,607	26,125	–	794,213

Cash flows from investing activities:
Escrow deposits	1,887	–	–	–	1,887
Purchases of:
Property, plant and equipment	(508,411)	–	–	–	(508,411)
Short term investments	–	(11,680)	(130)	–	(11,810)
Fixed maturities investments	–	(7,466)	(274,041)	–	(281,507)
Preferred stock	–	–	(8,000)	–	(8,000)
Real estate	–	–	(67)	–	(67)
Mortgage loans	–	(4,850)	(37,688)	–	(42,538)
Proceeds from sales and paydowns of:
Property, plant and equipment	182,146	–	–	–	182,146
Short term investments	–	12,558	–	–	12,558
Fixed maturities investments	–	5,136	121,820	–	126,956
Mortgage loans	–	283	5,345	–	5,628
Net cash used by investing activities	(324,378)	(6,019)	(192,761)	–	(523,158)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2021

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2021, continued

	Consolidated Moving & Storage	Casualty Insurance (a) Property &	Insurance (a) Life	Elimination	Consolidated AMERCO
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	161,854	–	–	–	161,854
Principal repayments on credit facilities	(109,206)	–	(128)	–	(109,334)
Payments of debt issuance costs	(352)	–	–	–	(352)
Finance lease payments	(45,170)	–	–	–	(45,170)
Investment contract deposits	–	–	113,779	–	113,779
Investment contract withdrawals	–	–	(64,332)	–	(64,332)
Net cash provided by financing activities	7,126	–	49,319	–	56,445

Effects of exchange rate on cash	(1,531)	–	–	–	(1,531)

Increase (decrease) in cash and cash equivalents	445,698	(2,412)	(117,317)	–	325,969
Cash and cash equivalents at beginning of period	1,010,275	5,658	178,079	–	1,194,012
Cash and cash equivalents at end of period	$1,455,973	$3,246	$60,762	$–	$1,519,981
	(page 2 of 2)
(a) Balance for the period ended March 31, 2021

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$87,726	$616	$1,779	$(2,395)	$87,726
Earnings from consolidated entities	(2,395)	–	–	2,395	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	166,740	–	–	–	166,740
Amortization of deferred policy acquisition costs	–	–	6,888	–	6,888
Amortization of premiums and accretion of discounts related to investments, net	–	395	3,155	–	3,550
Amortization of debt issuance costs	1,297	–	–	–	1,297
Interest credited to policyholders	–	–	7,667	–	7,667
Change in allowance for losses on trade receivables	60	–	–	–	60
Change in allowance for inventories and parts reserve	(99)	–	–	–	(99)
Net gains on disposal of personal property	(1,069)	–	–	–	(1,069)
Net gains on disposal of real estate	(256)	–	–	–	(256)
Net gains (losses) on sales of investments	–	(13)	2,027	–	2,014
Net losses on equity investments	–	3,989	–	–	3,989
Deferred income taxes	28,939	1,070	(2,475)	–	27,534
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(24,749)	5,725	(4,570)	–	(23,594)
Inventories and parts	350	–	–	–	350
Prepaid expenses	(22,831)	–	–	–	(22,831)
Capitalization of deferred policy acquisition costs	–	–	(7,308)	–	(7,308)
Other assets	758	(340)	(344)	–	74
Related party assets	7,302	27	–	–	7,329
Accounts payable and accrued expenses	56,522	(246)	1,997	–	58,273
Policy benefits and losses, claims and loss expenses payable	294	(2,769)	3,003	–	528
Other policyholders' funds and liabilities	–	(4,089)	663	–	(3,426)
Deferred income	11,238	–	3,660	–	14,898
Related party liabilities	1,867	(834)	(1,282)	–	(249)
Net cash provided by operating activities	311,694	3,531	14,860	–	330,085

Cash flows from investing activities:
Escrow deposits	1,401	–	–	–	1,401
Purchases of:
Property, plant and equipment	(249,740)	–	–	–	(249,740)
Short term investments	–	(8,989)	(636)	–	(9,625)
Fixed maturities investments	–	(1,864)	(92,329)	–	(94,193)
Real estate	–	–	(192)	–	(192)
Mortgage loans	–	–	(33,300)	–	(33,300)
Proceeds from sales and paydowns of:
Property, plant and equipment	76,412	–	–	–	76,412
Short term investments	–	1,980	468	–	2,448
Fixed maturities investments	–	4,402	105,763	–	110,165
Mortgage loans	–	265	1,167	–	1,432
Net cash used by investing activities	(171,927)	(4,206)	(19,059)	–	(195,192)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2020

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2020, continued

	Consolidated Moving & Storage	Casualty Insurance (a) Property &	Insurance (a) Life	Elimination	Consolidated AMERCO
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	367,451	–	9,600	–	377,051
Principal repayments on credit facilities	(144,489)	–	(9,600)	–	(154,089)
Payment of debt issuance costs	(1,677)	–	–	–	(1,677)
Finance lease payments	(68,554)	–	–	–	(68,554)
Net contribution from (to) related party	18,599	–	–	–	18,599
Investment contract deposits	–	–	75,366	–	75,366
Investment contract withdrawals	–	–	(51,633)	–	(51,633)
Net cash provided by financing activities	171,330	–	23,733	–	195,063

Effects of exchange rate on cash	766	–	–	–	766

Increase (decrease) in cash and cash equivalents	311,863	(675)	19,534	–	330,722
Cash and cash equivalents at beginning of period	459,078	4,794	30,480	–	494,352
Cash and cash equivalents at end of period	$770,941	$4,119	$50,014	$–	$825,074
	(page 2 of 2)
(a) Balance for the period ended March 31, 2020

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended June 30, 2021
Total revenues	$1,396,361	$76,495	$1,472,856
Depreciation and amortization, net of gains on disposal	127,650	(1,540)	126,110
Interest expense	38,128	1,050	39,178
Pretax earnings	437,949	16,801	454,750
Income tax expense	105,302	4,273	109,575
Identifiable assets	14,661,722	453,160	15,114,882

Quarter Ended June 30, 2020
Total revenues	$942,803	$44,434	$987,237
Depreciation and amortization, net of gains on disposal	168,526	3,777	172,303
Interest expense	38,654	867	39,521
Pretax earnings	111,949	2,369	114,318
Income tax expense	25,783	809	26,592
Identifiable assets	13,279,882	432,477	13,712,359

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$350	$317
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	227	230
Other components	53	17
Total other components of net periodic benefit costs	280	247
Net periodic postretirement benefit cost	$630	$564

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
As of June 30, 2021	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$233,056	$–	$–	$233,056	$233,056
Mortgage loans, net	428,140	–	–	428,140	428,140
Other investments	97,753	–	–	97,753	97,753
Total	$758,949	$–	$–	$758,949	$758,949

Liabilities
Notes, loans and finance leases payable	4,702,127	–	4,702,127	–	4,497,078
Total	$4,702,127	$–	$4,702,127	$–	$4,497,078

	Fair Value Hierarchy
	Carrying				Total Estimated
As of March 31, 2021	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$224,426	$–	$–	$224,426	$224,426
Mortgage loans, net	391,230	–	–	391,230	391,230
Other investments	98,529	–	–	98,529	98,529
Total	$714,185	$–	$–	$714,185	$714,185

Liabilities
Notes, loans and finance leases payable	4,698,615	–	4,698,615	–	4,449,691
Total	$4,698,615	$–	$4,698,615	$–	$4,449,691

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of June 30, 2021 and March 31, 2021 that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of June 30, 2021	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$1,311,376	$1,311,376	$–	$–
Fixed maturities - available for sale	2,703,053	7,185	2,695,712	156
Preferred stock	29,408	29,408	–	–
Common stock	22,672	22,672	–	–
Derivatives	6,789	6,789	–	–
Total	$4,073,298	$1,377,430	$2,695,712	$156

Liabilities
Derivatives	4,222	–	4,222	–
Total	$4,222	$–	$4,222	$–

As of March 31, 2021	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$839,250	$839,250	$–	$–
Fixed maturities - available for sale	2,653,539	6,967	2,646,415	157
Preferred stock	21,677	21,677	–	–
Common stock	20,440	20,440	–	–
Derivatives	6,601	6,601	–	–
Total	$3,541,507	$894,935	$2,646,415	$157

Liabilities
Derivatives	5,141	–	5,141	–
Total	$5,141	$–	$5,141	$–

The fair value measurements for our assets using significant unobservable inputs (Level 3) were $ 0.2 million for both June 30, 2021 and March 31, 2021.

15. Revenue Recognition

Revenue Recognized in Accordance with Topic 606

ASC Topic 606, Revenue from Contracts with Customers (Topic 606), outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of June 30, 2021 and March 31, 2021.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct in accordance with paragraph 606-10-25-19. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance for the Management Fee component of the compensation received in exchange for the service. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. Historically, these fees have been recognized once fully determinable. Under Topic 606, we measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the first quarter of fiscal 2022 did not have a material effect on our financial statements.

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

Revenue Recognized in Accordance withTopic 842/840

The Company’s self-moving rental revenues meet the definition of a lease pursuant to the guidance in Topic 842 because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right.  Therefore, upon adoption of Topic 842 on April 1, 2019, self-rental contracts are being accounted for as leases.  We do not expect this change to result in a change in the timing and pattern of recognition of the related revenues due to the short-term nature of the self-moving rental contracts. Please see Note 8, Leases, of the Notes to the Condensed Consolidated Financial Statements.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Years Ending June 30,
	2022	2023	2024	2025	2026	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$6,560	$–	$–	$–	$–	$–
Property lease revenues	16,072	12,621	8,866	6,856	5,398	53,835
Total	$22,632	$12,621	$8,866	$6,856	$5,398	$53,835

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

In the following table, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$79,815	$44,938
Revenues recognized at a point in time:	120,718	104,848
Total revenues recognized under ASC 606	200,533	149,786

Revenues recognized under ASC 842 or 840	1,191,010	774,694
Revenues recognized under ASC 944	46,314	45,775
Revenues recognized under ASC 320	34,999	16,982
Total revenues	$1,472,856	$987,237

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

The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. In addition, the Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar high-risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote.

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time).   To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 2%. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of June 30, 2021 was $ 2.5 million.

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during the quarter ended June 30, 2021.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $ 26.6 million as of March 31, 2021 and are excluded from the estimate of credit losses.

As outlined in subtopic 326-20-30-5A, we have elected not to measure an allowance on accrued interest receivables as our practice is to write off the uncollectible balance in a timely manner. Furthermore, we have elected to wrtie off accrued interest receivables by reversing interest income (in accordance with subtopic 326-20-35-8A).

Mortgage loans, net

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at amortized cost.   An allowance for credit losses is determined using a similar methodology as before the adoption of Topic 326.   Modeling for the Company’s mortgage loans is based on inputs most highly correlated to defaults, including loan-to-value, occupancy, and payment history. Historical credit loss experience provides additional support for the estimation of expected credit losses. In assessing the credit losses, the portfolio is reviewed on a collective basis, using loan-specific cash flows to determine the fair value of the collateral in the event of default.   Adjustments to this analysis are made to assess loans with a loan-to-value of 65% or greater. These loans are evaluated on an individual basis and loan specific risk characteristics such as occupancy levels, expense, income growth and other relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts.

When management determines that foreclosure is probable, an allowance for expected credit losses based on the fair value of the collateral is recorded.

Reinsurance recoverable

Reinsurance recoverable on paid and unpaid benefits was less than 1 % of the total assets as of March 31, 2021 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium receivables

Premium receivables   were $ 2.6 million as of March 31, 2021 in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder doesn't pay premiums.

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2021	$2,835	$1,320	$501	$4,656
Allowance change	(291)	(279)	4	(566)
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of June 30, 2021	$2,544	$1,041	$505	$4,090

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

17.   Accounting Pronouncements

Adoption of New Accounting Pronouncements

In April 1, 2021, we adopted ASU 2020-08, Clarifying Guidance on Amortization of the Excess of the Cost Basis of Certain Callable Debt Securities Over the Amount Repayable . This standard requires that, for each reporting period, callable debt securities be reevaluated to determine if they remain subject to the guidance, which will depend on the amortized cost basis of the security and the terms of the next call option. The guidance is effective for fiscal years beginning after December 15, 2020. The adoption of the standard did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). The amendments in this update require insurance companies to annually review and update the assumptions used for measuring the liability under long-duration contracts, such as life insurance, disability income, and annuities. The amendment prescribes standardized liability discount rate, consistency in measurement of market risk benefits, simplified amortization of deferred acquisition costs and enhanced disclosures. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2020. In November 2020, FASB issued ASU 2020-11, Financial Services – Insurance (Topic 944) , which deferred the effective date of ASU 2018-12 to years beginning after December 15, 2022. We are currently in the process of evaluating the impact of the adoption of ASU 2018-12 on our financial statements; however, the adoption of ASU 2018-12 will impact the statements of operations because the effect of any update to the assumptions we used at the inception of the contracts will be recorded in net income.

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

18. Subsequent Events

Financial Strength Rating

In July 2021, A.M. Best upgraded the financial strength rating (“FSR”) for Oxford and Christian Fidelity Life Insurance Company to A from A-.   The FSR outlook remains stable.   In addition, A.M. Best upgraded the long-term issuer credit rating (“LTICR”) to “a” from “a-“.   The LTICR outlook has been revised to stable from positive.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2022.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2021. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

AMERCO, a Nevada corporation, has a first fiscal quarter that ends on the 30 th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31 st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2021 and 2020 correspond to fiscal 2022 and 2021 for AMERCO.

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

U-Haul ® branded self-moving related products and services, such as boxes, pads and tape, allow our customers to, among other things, protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

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

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Impairment of Investments

Under the current expected credit loss model, a valuation allowance is recognized in earnings for credit losses. If we intend to sell a debt security, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged against the allowance for credit losses, with any incremental impairment reported in earnings. Reversals of the allowance for credit losses are permitted and should not exceed the allowance amount initially recognized.

There were no incremental impairment charges recorded during the quarter ended June 30, 2021.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2021 compared with the Quarter Ended June 30, 2020

Listed below, on a consolidated basis, are revenues for our major product lines for the first quarter of fiscal 2022 and the first quarter of fiscal 2021:

	Quarter Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,035,377	$654,285
Self-storage revenues	137,393	108,955
Self-moving and self-storage products and service sales	104,885	91,350
Property management fees	8,449	7,347
Life insurance premiums	28,705	30,908
Property and casualty insurance premiums	16,869	13,734
Net investment and interest income	34,999	16,982
Other revenue	106,179	63,676
Consolidated revenue	$1,472,856	$987,237

Self-moving equipment rental revenues increased $381.1 million during the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021.   Transactions for both our In-Town and one-way markets increased as did revenue per transaction.   One contributing factor to the magnitude of the improvement was the relatively poor results in the first quarter of fiscal 2021 due to the COVID-19 pandemic.   Comparing the first quarter of fiscal 2022 to the first quarter of fiscal 2020, revenue still increased $286.8 million.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and towing devices in the rental fleet.

Self-storage revenues increased $28.4 million during the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021.   The average monthly number of occupied units increased by 26%, or 89,373, units during the first quarter of fiscal 2022 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot. Over the last twelve months, we added approximately 3.5 million net rentable square feet, or an 8% increase, with approximately 1.1 million of that coming on during the first quarter of fiscal 2022.

Sales of self-moving and self-storage products and services increased $13.5 million during the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021.   This was due to increased sales of hitches, moving supplies and propane.

Life insurance premiums decreased $2.2 million during the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $3.1 million during the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021 due to an increase in Safetow ® and Safestor ® sales, which was a reflection of the increased equipment and storage rental transactions.

Net investment and interest income increased $18.0 million during the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021. Changes in the market value of unaffiliated common stocks held in our property and casualty insurance subsidiary accounted for $6.2 million of the increase during the quarter. A $5.7 million realized gain on derivatives used as hedges for our fixed indexed annuities at our life insurance subsidiary also contributed to the increase during the quarter. In addition, the change in the provision for expected credit losses resulted in a $5.2 million increase to investment income for the three months ended March 31, 2021.

Other revenue increased $42.5 million during the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021, caused primarily by growth in our U-Box program.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2022 and the first quarter of fiscal 2021. The insurance companies’ first quarters ended March 31, 2021 and 2020.

	Quarter Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,393,254	$926,300
Earnings from operations before equity in earnings of subsidiaries	482,995	151,661
Property and casualty insurance
Revenues	23,456	13,634
Earnings from operations	9,232	778
Life insurance
Revenues	58,659	49,653
Earnings from operations	2,366	1,920
Eliminations
Revenues	(2,513)	(2,350)
Earnings from operations before equity in earnings of subsidiaries	(385)	(273)
Consolidated results
Revenues	1,472,856	987,237
Earnings from operations	494,208	154,086

Total costs and expenses increased $145.5 million during the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021. Operating expenses for Moving and Storage increased $121.8 million.   Repair costs associated with the rental fleet experienced a $33.6 million increase during the quarter due to preventative maintenance from higher fleet activity combined with additional costs from increased fleet sales activity.   Other increases included personnel, liability costs and shipping associated with U-Box transactions. Net gains from the disposal of rental equipment increased $49.3 million from an increase in auction activity as compared to the COVID-19 affected first quarter of fiscal 2021.   Depreciation expense associated with our rental fleet increased $1.7 million to $126.6 million.   Depreciation expense on all other assets, largely from buildings and improvements, increased $3.6 million to $45.5 million. Net gains on the disposal of real estate increased $4.2 million from a state, department of transportation, condemnation in the first quarter of fiscal 2022.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $494.2 million for the first quarter of fiscal 2022, compared with $154.1 million for the first quarter of fiscal 2021.

Interest expense for the first quarter of fiscal 2022 was $39.2 million, compared with $39.5 million for the first quarter of fiscal 2021, due to decreased borrowings.

Income tax expense was $109.6 million for the first quarter of fiscal 2022, compared with $26.6 million for the first quarter of fiscal 2021.

As a result of the above-mentioned items, earnings available to common stockholders were $345.2 million for the first quarter of fiscal 2022, compared with $87.7 million for the first quarter of fiscal 2021.

Basic and diluted earnings per share for the first quarter of fiscal 2022 were $17.60, compared with $4.47 for the first quarter of fiscal 2021.

The weighted average common shares outstanding basic and diluted were 19,607,788 for both the first quarter of fiscal 2022 and 2021.

Moving and Storage

Quarter Ended June 30, 2021 compared with the Quarter Ended June 30, 2020

Listed below are revenues for our major product lines at Moving and Storage for the first quarter of fiscal 2022 and the first quarter of fiscal 2021:

	Quarter Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,036,213	$654,913
Self-storage revenues	137,393	108,955
Self-moving and self-storage products and service sales	104,885	91,350
Property management fees	8,449	7,347
Net investment and interest income	680	662
Other revenue	105,634	63,073
Moving and Storage revenue	$1,393,254	$926,300

Self-moving equipment rental revenues increased $381.3 million during the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021.   Transactions for both our In-Town and one-way markets increased as did revenue per transaction.   One contributing factor to the magnitude of the improvement was the relatively poor results in the first quarter of fiscal 2021 due to the COVID-19 pandemic.   Comparing the first quarter of fiscal 2022 to the first quarter of fiscal 2020 revenue still increased $287.1 million.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and towing devices in the rental fleet.

Self-storage revenues increased $28.4 million during the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021.   The average monthly number of occupied units increased by 26%, or 89,373 units during the first quarter of fiscal 2022 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot. Over the last twelve months, we added approximately 3.5 million net rentable square feet, or an 8% increase, with approximately 1.1 million of that coming on during the first quarter of fiscal 2022.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of June 30	553	516
Square footage as of June 30	46,847	43,393
Average monthly number of units occupied	436	347
Average monthly occupancy rate based on unit count	79.7%	67.6%
Average monthly square footage occupied	38,671	31,010

Over the last twelve months we added approximately 3.5 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 4.5%.

Sales of self-moving and self-storage products and services increased $13.5 million during the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021.   This was due to increased sales of hitches, moving supplies and propane.

Other revenue increased $42.6 million during the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021, caused primarily by growth in our U-Box program.

Total costs and expenses increased $135.6 million during the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021. Operating expenses increased $121.8 million.   Repair costs associated with the rental fleet experienced a $33.6 million increase during the quarter due to an increase in preventative maintenance from higher fleet activity combined with additional costs from higher fleet sales activity.   Other increases included personnel, liability costs and shipping associated with U-Box transactions. Net gains from the disposal of rental equipment increased $49.3 million from an increase in auction activity as compared to the COVID-19 affected first quarter of fiscal 2021.   Depreciation expense associated with our rental fleet increased $1.7 million to $126.6 million.   Depreciation expense on all other assets, largely from buildings and improvements, increased $3.6 million to $45.5 million. Net gains on the disposal of real estate increased $4.2 million from a state, department of transportation, condemnation in the first quarter of fiscal 2022.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries increased to $483.0 million for the first quarter of fiscal 2022, compared with $151.7 million for the first quarter of fiscal 2021.

Equity in the earnings of AMERCO’s insurance subsidiaries was $9.1 million for the first quarter of fiscal 2022, compared with $2.4 million for the first quarter of fiscal 2021.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $492.1 million for the first quarter of fiscal 2022, compared with $154.1 million for the first quarter of fiscal 2021.

Property and Casualty Insurance

Quarter Ended March 31, 2021 compared with the Quarter Ended March 31, 2020

Net premiums were $17.4 million and $14.5 million for the quarters ended March 31, 2021 and 2020, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $6.0 million and $(0.9) million for the three months ended March 31, 2021 and 2020, respectively. The main driver for the increase was the quarter over quarter increase in equity valuations of $6.2 million. In addition, the change in the provision for expected credit losses resulted in a $0.9 million increase to the investment income.

Benefits and losses incurred were $5.2 million and $4.0 million for the three months March 31, 2021 and 2020, respectively. The increase was due to unfavorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $9.2 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.

Life Insurance

Quarter Ended March 31, 2021 compared with the Quarter Ended March 31, 2020

Net premiums were $28.7 million and $30.9 million for the quarters ended March 31, 2021 and 2020, respectively. Medicare Supplement premiums decreased $2.1 million from the policy decrements offset by premium rate increases. Premiums on the remaining lines of business decreased $0.1 million. Deferred annuity deposits were $98.8 million or $38.4 million above the prior year and are accounted for on the balance sheet as deposits rather than premiums. The increase in deferred annuity deposits was a result of increased sales due to competitive rates and flexible product offerings.

Net investment and interest income were $29.3 million and $18.0 million for the quarters ended March 31, 2021 and 2020, respectively. A $5.7 million gain was realized on derivatives used as hedges to our fixed indexed annuities. Investment income from fixed maturities, mortgage loans and the remaining invested assets increased $3.3 million on a larger invested assets base.   In addition, the change in the provision for expected credit losses resulted in a $4.4 million increase to the investment income. This was offset by a $1.7 million net decrease in realized capital gains.

Benefits and losses incurred were $42.1 million and $35.5 million for the quarters ended March 31, 2021 and 2020, respectively. Interest credited to policyholders increased $7.8 million from the increase in annuity deposit base from continued sales. Life benefits increased $1.9 million due to increased mortality partially attributable to COVID-19. This was offset by a $3.4 million decrease in Medicare supplement benefits from the declined policies in force. Benefits on the remaining lines of business increased $0.2 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $8.8 million and $6.9 million for the quarters ended March 31, 2021 and 2020, respectively. The increase in the Annuity DAC amortization resulted from a higher asset base supported by continuous sales. DAC amortization on life policies also increased from higher policy lapses and increased death benefits. This was partially offset by a decrease in Medicare supplement DAC amortization from a decline in the in-force.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $2.2 million and $1.9 million for the quarters ended March 31, 2021 and 2020, respectively.

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

As of June 30, 2021, cash and cash equivalents totaled $1,520.0 million, compared with $1,194.0 million at March 31, 2021. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of June 30, 2021 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,455,973	$3,246	$60,762
Other financial assets	195,462	458,745	2,934,012
Debt obligations	4,662,325	–	11,058

(a) As of March 31, 2021

As of June 30, 2021, Moving and Storage had additional cash available under existing credit facilities of $87.0 million.   The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $464.1 million in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021 largely as a result of increased equipment rental activity and receiving $159 million of federal income tax refund claims.   The first quarter of fiscal 2021 was negatively affected by the COVID-19 pandemic.

Net cash used in investing activities increased $328.0 million in the first quarter of fiscal 2022, compared with the first quarter of fiscal 2021. Purchases of property, plant and equipment, increased $258.7 million. Reinvestment in the fleet was less than our projection due to scattered delays in receiving new equipment from manufacturers during the first quarter of fiscal 2022; however, the level of reinvestment in the rental fleet has increased in comparison to the first quarter of fiscal 2021.   Cash from the sales of property, plant and equipment increased $105.7 million largely due to increased fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $175.5 million due to increased investment purchases.

Net cash provided by financing activities decreased $138.6 million in the first quarter of fiscal 2022, as compared with the first quarter of fiscal 2021. This was due to a combination of decreased debt payments of $44.8 million, decreased finance lease repayments of $23.4 million, a decrease in cash from borrowings of $215.2 million, and an increase in net annuity deposits from Life Insurance of $25.7 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2022 the Company will reinvest in its truck and trailer rental fleet approximately $550 million, net of equipment sales and excluding any lease buyouts. Through the first quarter of fiscal 2022, the Company invested, net of sales, approximately $128 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2022 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2022 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options. Based upon interactions with our existing lenders, the Company does not believe that COVID-19 will materially inhibit our ability to obtain financing for the purchases of rental equipment in fiscal 2022. Should the situation severely worsen this belief could change.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds along with borrowings. For the first quarter of fiscal 2022, the Company invested $197 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2022, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and any lingering effects of COVID-19.   U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $326.3 million and $173.3 million for the first quarter of fiscal 2022 and 2021, respectively. The components of our net capital expenditures are provided in the following table:

	Quarter Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$310,389	$122,943
Equipment lease buyouts	–	11,477
Purchases of real estate, construction and renovations	184,362	102,590
Other capital expenditures	13,660	12,730
Gross capital expenditures	508,411	249,740
Less: Sales of property, plant and equipment	(182,146)	(76,412)
Net capital expenditures	$326,265	$173,328

Moving and Storage continues to hold significant cash we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace or reduce existing indebtedness where possible.

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

Property and Casualty Insurance’s stockholder’s equity was $262.5 million and $262.6 million at March 31, 2021 and December 31, 2020, respectively. The change resulted from net earnings of $7.3 million and a decrease in other comprehensive income of $7.4 million.   Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net deposits for the quarter ended March 31, 2021 were $49.4 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $415.4 million and $479.2 million as of March 31, 2021 and December 31, 2020, respectively. The change resulted from net earnings of $1.8 million and a decrease in other comprehensive income of $65.6 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of March 31, 2021, Oxford had outstanding deposits of $70.5 million in the FHLB.   For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $764.5 million and $311.7 million for the first quarter of fiscal 2022 and 2021, respectively, largely as a result of increased equipment rental activity and receiving $159 million of federal income tax refund claims.   The first quarter of fiscal 2021 was negatively affected by the COVID-19 pandemic.

Property and Casualty Insurance

Net cash provided by operating activities were $3.6 million and $3.5 million for the first quarters ended March 31, 2021 and 2020, respectively. The increase was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $9.6 million and $12.9 million at March 31, 2021 and December 31, 2020, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $26.1 million and $14.9 million for the first quarters ended March 31, 2021 and 2020, respectively. The increase in operating cash flows was primarily due to an increase in payables for securities and other payable accounts coupled with a decrease in federal income taxes paid.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of March 31, 2021 and December 31, 2020, cash and cash equivalents and short-term investments amounted to $60.8 million and $178.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

As a result of the federal income tax provisions of the CARES Act, we have filed applicable forms with the IRS to carryback net operating losses. These refund claims total approximately $366 million, of which we have received approximately $159 million in the first quarter of fiscal 2022 and another approximately $84 million in July 2021 and are reflected in Prepaid expense. These amounts are expected to provide us additional liquidity whenever received. It is possible future legislation could negatively impact our ability to receive these tax refunds.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of June 30, 2021, we had available borrowing capacity under existing credit facilities of $87.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Disclosures about Contractual Obligations and Commercial Commitments in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of June 30, 2021:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$85,000	$(1,350)	6/28/2019	6/15/2022	1.76%	1 Month LIBOR
75,000	(1,248)	6/28/2019	6/30/2022	1.78%	1 Month LIBOR
75,000	(1,624)	6/28/2019	10/31/2022	1.76%	1 Month LIBOR

As of June 30, 2021, we had $1,143.3 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $9.1 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of March 31, 2021 and December 31, 2020, these derivative hedges had a net market value of $6.8 million and $6.6 million, with notional amounts of $276.0 million and $282.7   million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.2% and 4.5% of our revenue was generated in Canada during the first quarter of fiscal 2022 and 2021, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Additionally, our insurance subsidiaries’ fixed income investment portfolios expose us to interest rate risk. This interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. As part of our insurance companies’ asset and liability management, actuaries estimate the cash flow patterns of our existing liabilities to determine their duration. These outcomes are compared to the characteristics of the assets that are currently supporting these liabilities, which assists management in determining an asset allocation strategy for future investments that management believes will mitigate the overall effect of interest rates.

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

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255

4.1	Forty-First Supplemental Indenture and Pledge and Security Agreement dated April 13, 2021, by and between AMERCO and U.S. Bank National Association, as trustee	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 13, 2021, file no. 1-11255.
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date: August 4, 2021	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: August 4, 2021	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2021	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)