Form 10-Q
period 2021-09-30
AMERCO /NV/
filed 2021-11-03
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at October 29, 2021.

Part i Financial information

Item 1. Financial Statements

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED balance sheets

	September 30,	March 31,
	2021	2021
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,430,233	$1,194,012
Reinsurance recoverables and trade receivables, net	227,935	224,426
Inventories and parts, net	142,955	105,577
Prepaid expenses	202,339	469,144
Investments, fixed maturities and marketable equities	2,845,147	2,695,656
Investments, other	571,942	489,759
Deferred policy acquisition costs, net	97,138	89,749
Other assets	51,626	47,730
Right of use assets - financing, net	752,990	877,038
Right of use assets - operating, net	85,237	92,505
Related party assets	38,773	35,395
	7,446,315	6,320,991
Property, plant and equipment, at cost:
Land	1,172,648	1,075,813
Buildings and improvements	5,477,544	5,163,705
Furniture and equipment	811,337	786,505
Rental trailers and other rental equipment	536,814	477,921
Rental trucks	4,278,732	3,909,724
	12,277,075	11,413,668
Less: Accumulated depreciation	(3,386,162)	(3,083,053)
Total property, plant and equipment, net	8,890,913	8,330,615
Total assets	$16,337,228	$14,651,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$694,284	$645,575
Notes, loans and finance leases payable, net	5,335,278	4,668,907
Operating lease liability	85,199	92,510
Policy benefits and losses, claims and loss expenses payable	1,016,505	997,701
Liabilities from investment contracts	2,276,829	2,161,530
Other policyholders' funds and liabilities	10,943	12,420
Deferred income	51,212	42,592
Deferred income taxes, net	1,312,281	1,178,489
Total liabilities	10,782,531	9,799,724

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of September 30 and March 31, 2021	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2021	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2021	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of September 30 and March 31, 2021	10,497	10,497
Additional paid-in capital	453,819	453,819
Accumulated other comprehensive income	74,207	106,857
Retained earnings	5,693,824	4,958,359
Cost of common stock in treasury, net (22,377,912 shares as of September 30 and March 31, 2021)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares as of September 30 and March 31, 2021)	(151,997)	(151,997)
Total stockholders' equity	5,554,697	4,851,882
Total liabilities and stockholders' equity	$16,337,228	$14,651,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,179,061	$931,030
Self-storage revenues	153,485	115,273
Self-moving and self-storage products and service sales	92,191	98,628
Property management fees	8,747	7,840
Life insurance premiums	28,913	31,057
Property and casualty insurance premiums	22,499	15,869
Net investment and interest income	36,780	33,333
Other revenue	142,578	91,878
Total revenues	1,664,254	1,324,908

Costs and expenses:
Operating expenses	696,074	574,083
Commission expenses	127,896	99,365
Cost of sales	66,491	60,933
Benefits and losses	44,630	45,452
Amortization of deferred policy acquisition costs	6,750	5,552
Lease expense	7,441	6,870
Depreciation, net of gains on disposal of ($36,075 and $28,062, respectively)	135,748	137,438
Net losses on disposal of real estate	523	3,425
Total costs and expenses	1,085,553	933,118

Earnings from operations	578,701	391,790
Other components of net periodic benefit costs	(280)	(246)
Interest expense	(39,545)	(40,525)
Pretax earnings	538,876	351,019
Income tax expense	(128,978)	(84,654)
Earnings available to common stockholders	$409,898	$266,365
Basic and diluted earnings per common stock	$20.90	$13.58
Weighted average common stock outstanding: Basic and diluted	19,607,788	19,607,788

Related party revenues for the second quarter of fiscal 2022 and 2021, net of eliminations, were $8.7 million and $7.8 million, respectively.

Related party costs and expenses for the second quarter of fiscal 2022 and 2021, net of eliminations, were $27.1 million and $21.2 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Six Months Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$2,214,438	$1,585,315
Self-storage revenues	290,878	224,228
Self-moving and self-storage products and service sales	197,076	189,978
Property management fees	17,196	15,187
Life insurance premiums	57,618	61,965
Property and casualty insurance premiums	39,368	29,603
Net investment and interest income	71,779	50,315
Other revenue	248,757	155,554
Total revenues	3,137,110	2,312,145

Costs and expenses:
Operating expenses	1,310,603	1,066,745
Commission expenses	241,045	168,540
Cost of sales	136,406	113,764
Benefits and losses	91,928	85,029
Amortization of deferred policy acquisition costs	15,573	12,440
Lease expense	15,088	13,473
Depreciation, net of gains on disposal of ($86,398 and $29,131 respectively)	257,465	303,109
Net (gains) losses on disposal of real estate	(3,907)	3,169
Total costs and expenses	2,064,201	1,766,269

Earnings from operations	1,072,909	545,876
Other components of net periodic benefit costs	(560)	(493)
Interest expense	(78,723)	(80,046)
Pretax earnings	993,626	465,337
Income tax expense	(238,553)	(111,246)
Earnings available to common stockholders	$755,073	$354,091
Basic and diluted earnings per common stock	$38.51	$18.06
Weighted average common stock outstanding: Basic and diluted	19,607,788	19,607,788

Related party revenues for the first six months of fiscal 2022 and 2021, net of eliminations, were $17.2 million and $15.2 million, respectively.

Related party costs and expenses for the first six months of fiscal 2022 and 2021, net of eliminations, were $50.7 million and $37.2 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended September 30, 2021	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$538,876	$(128,978)	$409,898
Other comprehensive income (loss):
Foreign currency translation	992	–	992
Unrealized net gain on investments	52,525	(11,143)	41,382
Change in fair value of cash flow hedges	(74)	18	(56)
Amounts reclassified into earnings on hedging activities	1,003	(246)	757
Total other comprehensive income (loss)	54,446	(11,371)	43,075

Total comprehensive income	$593,322	$(140,349)	$452,973

Quarter Ended September 30, 2020	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$351,019	$(84,654)	$266,365
Other comprehensive income (loss):
Foreign currency translation	290	–	290
Unrealized net gain on investments	115,186	(24,347)	90,839
Change in fair value of cash flow hedges	46	(11)	35
Amounts reclassified into earnings on hedging activities	961	(237)	724
Total other comprehensive income (loss)	116,483	(24,595)	91,888

Total comprehensive income	$467,502	$(109,249)	$358,253

Six Months Ended September 30, 2021	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$993,626	$(238,553)	$755,073
Other comprehensive income (loss):
Foreign currency translation	(2,400)	–	(2,400)
Unrealized net loss on investments	(39,926)	8,281	(31,645)
Change in fair value of cash flow hedges	(142)	35	(107)
Amounts reclassified into earnings on hedging activities	1,990	(488)	1,502
Total other comprehensive income (loss)	(40,478)	7,828	(32,650)

Total comprehensive income	$953,148	$(230,725)	$722,423

Six Months Ended September 30, 2020	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$465,337	$(111,246)	$354,091
Other comprehensive income (loss):
Foreign currency translation	(2,627)	–	(2,627)
Unrealized net gain on investments	56,224	(10,884)	45,340
Change in fair value of cash flow hedges	(659)	162	(497)
Amounts reclassified into earnings on hedging activities	1,708	(420)	1,288
Total other comprehensive income (loss)	54,646	(11,142)	43,504

Total comprehensive income	$519,983	$(122,388)	$397,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of June 30, 2021	$10,497	$453,819	$31,132	$5,293,730	$(525,653)	$(151,997)	$5,111,528
Foreign currency translation	–	–	992	–	–	–	992
Unrealized net gain on investments, net of tax	–	–	41,382	–	–	–	41,382
Change in fair value of cash flow hedges, net of tax	–	–	(56)	–	–	–	(56)
Amounts reclassified into earnings on hedging activities	–	–	757	–	–	–	757
Net earnings	–	–	–	409,898	–	–	409,898
Common stock dividends: ($0.50 per share for fiscal 2022)	–	–	–	(9,804)	–	–	(9,804)
Net activity	–	–	43,075	400,094	–	–	443,169
Balance as of September 30, 2021	$10,497	$453,819	$74,207	$5,693,824	$(525,653)	(151,997)	$5,554,697

Balance as of June 30, 2020	$10,497	$453,819	$(13,732)	$4,484,248	$(525,653)	$(151,997)	$4,257,182
Foreign currency translation	–	–	290	–	–	–	290
Unrealized net gain on investments, net of tax	–	–	90,839	–	–	–	90,839
Change in fair value of cash flow hedges, net of tax	–	–	35	–	–	–	35
Amounts reclassified into earnings on hedging activities	–	–	724	–	–	–	724
Net earnings	–	–	–	266,365	–	–	266,365
Common stock dividends: ($0.50 per share for fiscal 2021)	–	–	–	(9,804)	–	–	(9,804)
Net activity	–	–	91,888	256,561	–	–	348,449
Balance as of September 30, 2020	$10,497	$453,819	$78,156	$4,740,809	$(525,653)	$(151,997)	$4,605,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2021	$10,497	$453,819	$106,857	$4,958,359	$(525,653)	$(151,997)	$4,851,882
Foreign currency translation	–	–	(2,400)	–	–	–	(2,400)
Unrealized net gain on investments, net of tax	–	–	(31,645)	–	–	–	(31,645)
Change in fair value of cash flow hedges, net of tax	–	–	(107)	–	–	–	(107)
Amounts reclassified into earnings on hedging activities	–	–	1,502	–	–	–	1,502
Net earnings	–	–	–	755,073	–	–	755,073
Common stock dividends: ($1.00 per share for fiscal 2022)	–	–	–	(19,608)	–	–	(19,608)
Net activity	–	–	(32,650)	735,465	–	–	702,815
Balance as of September 30, 2021	$10,497	$453,819	$74,207	$5,693,824	$(525,653)	(151,997)	$5,554,697

Balance as of March 31, 2020	$10,497	$453,819	$34,652	$4,399,402	$(525,653)	$(151,997)	$4,220,720
Adjustment for adoption of ASU 2016 - 13	–	–	–	(2,880)	–	–	(2,880)
Foreign currency translation	–	–	(2,627)	–	–	–	(2,627)
Unrealized net gain on investments, net of tax	–	–	45,340	–	–	–	45,340
Change in fair value of cash flow hedges, net of tax	–	–	(497)	–	–	–	(497)
Amounts reclassified into earnings on hedging activities	–	–	1,288	–	–	–	1,288
Net earnings	–	–	–	354,091	–	–	354,091
Common stock dividends: ($0.50 per share for fiscal 2021)	–	–	–	(9,804)	–	–	(9,804)
Net activity	–	–	43,504	341,407	–	–	384,911
Balance as of September 30, 2020	$10,497	$453,819	$78,156	$4,740,809	$(525,653)	$(151,997)	$4,605,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of cash flows

	Six Months Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$755,073	$354,091
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	343,863	332,240
Amortization of deferred policy acquisition costs	15,573	12,440
Amortization of premiums and accretion of discounts related to investments, net	9,151	6,926
Amortization of debt issuance costs	2,791	2,755
Interest credited to policyholders	31,894	24,241
Change in allowance for losses on trade receivables	222	(140)
Change in allowance for inventories and parts reserves	8,352	106
Net gains on disposal of personal property	(86,398)	(29,131)
Net (gains) losses on disposal of real estate	(3,907)	3,169
Net gains on sales of investments	(3,432)	(1,288)
Net (gains) losses on equity investments	(4,342)	2,254
Deferred income taxes	138,916	80,198
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(3,771)	(28,288)
Inventories and parts	(45,718)	386
Prepaid expenses	266,780	116,064
Capitalization of deferred policy acquisition costs	(17,807)	(13,404)
Other assets	(1,327)	(553)
Related party assets	(2,724)	2,785
Accounts payable and accrued expenses	91,548	112,489
Policy benefits and losses, claims and loss expenses payable	18,968	16,575
Other policyholders' funds and liabilities	(1,477)	(4,764)
Deferred income	7,592	13,237
Related party liabilities	(700)	(46)
Net cash provided by operating activities	1,519,120	1,002,342

Cash flows from investing activities:
Escrow deposits	(2,341)	1,266
Purchases of:
Property, plant and equipment	(1,039,688)	(662,259)
Short term investments	(21,669)	(19,222)
Fixed maturities investments	(415,640)	(160,755)
Equity securities	(36)	(719)
Preferred stock	(8,000)	(13,111)
Real estate	(124)	(223)
Mortgage loans	(106,963)	(72,316)
Proceeds from sales and paydowns of:
Property, plant and equipment	306,946	314,335
Short term investments	16,673	23,180
Fixed maturities investments	230,043	226,656
Equity securities	1,894	72
Mortgage loans	26,612	3,219
Net cash used by investing activities	(1,012,293)	(359,877)

Cash flows from financing activities:
Borrowings from credit facilities	987,048	585,723
Principal repayments on credit facilities	(227,072)	(386,779)
Payment of debt issuance costs	(2,092)	(3,477)
Finance lease payments	(87,500)	(122,720)
Common stock dividends paid	(19,608)	(9,804)
Investment contract deposits	199,426	114,288
Investment contract withdrawals	(116,021)	(102,466)
Net cash provided by financing activities	734,181	74,765

Effects of exchange rate on cash	(4,787)	3,986

Increase in cash and cash equivalents	1,236,221	721,216
Cash and cash equivalents at the beginning of period	1,194,012	494,352
Cash and cash equivalents at the end of period	$2,430,233	$1,215,568

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

The condensed consolidated balance sheet as of September 30, 2021 and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity for the second quarter and first six months of fiscal 2022 and 2021 and cash flows for the first six months of fiscal 2022 and 2021 are unaudited.

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

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 25.4 million and $ 27.7 million as of September 30, 2021 and March 31, 2021, respectively.

Available-for-Sale Investments

Available-for-sale investments as of September 30, 2021 were as follows:

	Cost Amortized	Unrealized Gains Gross		Unrealized Losses More than 12 Months Gross		Unrealized Losses Less than 12 Months Gross		Allowance for Expected Credit Losses	Market Value Estimated
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$103,378	$9,917		$–		$(508)		$–	$112,787
U.S. government agency mortgage-backed securities	58,978	478		–		(1,890)		–	57,566
Obligations of states and political subdivisions	203,429	19,461		(76)		(283)		–	222,531
Corporate securities	2,048,283	169,072		(90)		(3,615)		(179)	2,213,471
Mortgage-backed securities	172,606	11,284		(1)		(1)		–	183,888
	$2,586,674	$210,212	$	(167)	$	(6,297)	$	(179)	$2,790,243

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

We sold available-for-sale securities with a fair value of $ 224.0 million during the first six months of fiscal 2022. The gross realized gains on these sales totaled $ 3.7 million. The gross realized losses on these sales totaled $ 2.2 million.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during the first six months as of September 30, 2021.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	September 30, 2021		March 31, 2021
	Cost Amortized	Market Value Estimated	Cost Amortized	Market Value Estimated
	(Unaudited)
	(In thousands)
Due in one year or less	$48,717	$49,480	$90,142	$91,190
Due after one year through five years	575,511	613,941	562,442	601,818
Due after five years through ten years	693,842	768,285	672,733	754,536
Due after ten years	1,095,998	1,174,649	905,567	1,019,570
	2,414,068	2,606,355	2,230,884	2,467,114

Mortgage-backed securities	172,606	183,888	174,728	186,425
	$2,586,674	$2,790,243	$2,405,612	$2,653,539

As of September 30, 2021 and March 31, 2021, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

	September 30, 2021		March 31, 2021
	Amortized Cost	Value Estimated Market	Amortized Cost	Value Estimated Market
	(Unaudited)
	(In thousands)

Common stocks	$9,775	$24,728	$9,775	$20,440
Non-redeemable preferred stocks	28,034	30,176	20,034	21,677
	$37,809	$54,904	$29,809	$42,117

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

4. Borrowings

Long Term Debt

Long term debt was as follows:

							September 30,	March 31,
	2022 Rates			Maturities			2021	2021
							(Unaudited)
							(In thousands)
Real estate loan (amortizing term)			1.58%			2023	$53,591	$82,913
Senior mortgages	2.76%	-	5.50%	2022	-	2038	2,186,376	2,125,324
Real estate loans (revolving credit) (a)	1.33%	-	3.14%	2023	-	2025	535,000	535,000
Fleet loans (amortizing term)	1.61%	-	4.66%	2022	-	2028	149,931	176,295
Fleet loans (revolving credit)	1.24%	-	1.33%	2024	-	2026	548,000	535,000
Finance leases (rental equipment)	1.92%	-	5.04%	2021	-	2026	426,155	513,623
Finance liability (rental equipment)	1.60%	-	4.22%	2024	-	2029	778,146	644,375
Private placement	2.43%		2.78%	2029	-	2033	600,000	–
Other obligations	1.75%	-	8.00%	2021	-	2049	87,080	86,085
Notes, loans and finance leases payable							5,364,279	4,698,615
Less: Debt issuance costs							(29,001)	(29,708)
Total notes, loans and finance leases payable, net							$5,335,278	$4,668,907

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

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of September 30, 2021, the applicable LIBOR was 0.08 % and the applicable margin was 1.50%, the sum of which was 1.58%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.76% and 5.50%. The weighted average interest rate of these loans as of September 30, 2021 was 4.12%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $ 385.0 million. As of September 30, 2021, the outstanding balance of these loans in the aggregate was $ 385.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of September 30, 2021, the applicable LIBOR was 0.08 % and the margin was between 1.25 % and 1.50%, the sum of which was between 1.33 % and 1.58%. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $ 200.0 million, which can be increased to $ 300.0 million by bringing in other lenders. As of September 30, 2021, the outstanding balance was $ 150.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of September 30, 2021, the applicable LIBOR was 0.09 % and the margin was 1.38%, the sum of which was 1.47%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30 % fee charged for unused capacity.

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

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 590.0 million. The outstanding balance for these revolvers is $ 548.0 million. The interest rates, per the provision of the loan agreements in aggregate of $ 373.0 million, are the applicable LIBOR plus the applicable margin. As of September 30, 2021, the applicable LIBOR was between 0.08 % and 0.09%, the margin was between 1.15 % and 1.25%, the sum of which was between 1.24 % and 1.33%. Of this $373.0 million outstanding, $ 100.0 million is fixed with an interest rate of 2.36%. The other loan of $ 175.0 million uses the Secured Overnight Funding Rate (“SOFR”) which interest rate was 0.05 % plus a margin of 1.25 % totaling 1.30 % as of September 30, 2021. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly.

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment that were entered into and classified as capital leases prior to the adoption of Topic 842. The historical capital lease balance was reclassified to Right-of-Use (“ROU”) assets-finance, net. The agreements are generally seven (7) year terms with interest rates ranging from 1.92% to 5.04%.  All of our finance leases are collateralized by our rental fleet. The net book value of the corresponding rental equipment was $753.0 million and $877.0 million as of September 30, 2021 and March 31, 2021, respectively. There were no new financing leases, as assessed under the new leasing guidance, entered into during the six months ended September 30, 2021.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions that have historically been accounted for as capital leases prior to the adoption of Topic 842, which substantially changed the accounting for sale-leasebacks going forward. In accordance with the new leasing guidance, we assess if sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.   We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, we expect future sale-leasebacks to be accounted for as a financial liability and the leased assets will be capitalized at cost.     Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.60 % to 4.22%. These finance liabilities are collateralized by our rental fleet.

Private Placement

In September 2021, AMERCO entered into a note purchase agreement to issue $ 600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes consist of four tranches each totaling $ 150.0 million. The fixed interest rates range between 2.43 % and 2.78%. Interest is payable semiannually.

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

As of September 30, 2021, the aggregate outstanding principal balance of the U-Notes ® issued was $ 89.5 million, of which $ 2.4 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 1.75 % and 8.00 % and maturity dates range between 2021 and 2049 .

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of June 30, 2021, the deposits had an aggregate balance of $ 65.5 million, for which Oxford pays fixed interest rates between 0.00 % and 1.72 % with maturities between September 30, 2022 and September 25, 2025. As of June 30, 2021, available-for-sale investments held with the FHLB totaled $ 119.1 million, of which $ 72.8 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, as of September 30, 2021 for the next five years and thereafter are as follows:

	Year Ended September 30,
	2022	2023	2024	2025	2026	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and finance leases payable, secured	$537,619	$502,285	$1,098,072	$547,975	$623,220	$2,055,108

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)
Interest expense	$39,804	$41,600
Capitalized interest	(2,722)	(3,494)
Amortization of transaction costs	1,460	1,458
Interest expense resulting from cash flow hedges	1,003	961
Total interest expense	$39,545	$40,525

	Six Months Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)
Interest expense	$78,739	$83,511
Capitalized interest	(4,752)	(7,928)
Amortization of transaction costs	2,746	2,755
Interest expense resulting from cash flow hedges	1,990	1,708
Total interest expense	$78,723	$80,046

Interest paid in cash, including payments related to derivative contracts, amounted to $ 35.3 million and $ 39.1 million for the second quarter of fiscal 2022 and 2021, respectively, and $ 71.4 million and $ 78.5 million for the first six months of fiscal 2022 and 2021, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.39%	1.67%
Interest rate at the end of the quarter	1.38%	1.67%
Maximum amount outstanding during the quarter	$1,093,000	$1,105,000
Average amount outstanding during the quarter	$1,090,283	$1,059,130
Facility fees	$61	$90

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	Revolving Credit Activity
	Six Months Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	1.38%	1.67%
Interest rate at the end of the period	1.38%	1.67%
Maximum amount outstanding during the period	$1,093,000	$1,175,000
Average amount outstanding during the period	$1,081,716	$1,109,978
Facility fees	$131	$94

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the condensed consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	September 30, 2021	March 31, 2021
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments:
Assets	$–	$–
Liabilities	$3,292	$5,141
Notional amount	$235,000	$235,000

		The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

		September 30, 2021		September 30, 2020
		(Unaudited)
		(In thousands)
(Gain) loss recognized in AOCI on interest rate contracts		$(929)		$(1,007)
(Gain) loss reclassified from AOCI into income	$	(1,003)	$	(961)

Gains or losses recognized in income on interest rate derivatives are recorded as interest expense in the condensed consolidated statements of operations. During the first six months of fiscal 2022, we recognized an increase in the fair value of our cash flow hedges of $0.1 million, net of taxes. During the first six months of fiscal 2022 we reclassified $1.5 million from accumulated other comprehensive income (loss) (“AOCI”) to interest expense. As of September 30, 2021, we expect to reclassify $3.2 million of net losses on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

6. Accumulated Other Comprehensive Income (Loss)

A summary of AOCI components, net of tax, were as follows:

		Foreign Currency Translation	Unrealized Net Gain on Investments		Fair Market Value of Cash Flow Hedges		Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
		(Unaudited)
		(In thousands)
Balance as of March 31, 2021		$(52,929)	$167,653		$(3,879)		$(3,988)	$106,857
Foreign currency translation		(2,400)	–		–		–	(2,400)
Unrealized net gain on investments		–	(31,645)		–		–	(31,645)
Change in fair value of cash flow hedges		–	–		(107)		–	(107)
Amounts reclassified into earnings on hedging activities		–	–		1,502		–	1,502
Other comprehensive income (loss)		(2,400)	(31,645)		1,395		–	(32,650)
Balance as of September 30, 2021	$	(55,329)	$136,008	$	(2,484)	$	(3,988)	$74,207

7. Stockholders’ Equity

The following table lists the dividends that have been declared and issued for fiscal year 2022:

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

June 9, 2021	$0.50	June 24, 2021	July 8, 2021
August 19, 2021	$0.50	September 7, 2021	September 21, 2021
October 6, 2021	$0.50	October 18, 2021	October 29, 2021

As of September 30, 2021, no awards had been issued under the 2016 AMERCO Stock Option Plan.

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

Lessee

We determine if an arrangement is a lease at inception. Operating leases, which are comprised primarily of storage rental locations, are included in ROU assets – operating, net and operating lease liability in our condensed consolidated balance sheets. Finance leases, which are comprised primarily of rental equipment leases, are included in ROU assets - financing, net, and notes, loans and finance leases payable, net in our balance sheets.

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

The standard also changed the manner by which we account for our equipment sale/leaseback transactions.   Based on our assessment, the lease transactions are classified as financing leases, and therefore the transactions do not qualify as a sale.   Pursuant to the guidance, new sale leaseback transactions that fail to qualify as a sale will be accounted for as a financial liability.   Please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements for additional information.

The following tables show the components of our ROU assets:

	As of September 30, 2021
	Finance	Operating	Total
	(Unaudited)
	(In thousands)

Buildings and improvements	$–	$136,568	$136,568
Furniture and equipment	18,316	–	18,316
Rental trailers and other rental equipment	182,741	–	182,741
Rental trucks	1,325,624	–	1,325,624
Right-of-use assets, gross	1,526,681	136,568	1,663,249
Less: Accumulated depreciation	(773,691)	(51,331)	(825,022)
Right-of-use assets, net	$752,990	$85,237	$838,227

	As of March 31, 2021
	Finance	Operating	Total
		(In thousands)

Buildings and improvements	$–	$132,901	$132,901
Furniture and equipment	22,316	–	22,316
Rental trailers and other rental equipment	203,594	–	203,594
Rental trucks	1,494,098	–	1,494,098
Right-of-use assets, gross	1,720,008	132,901	1,852,909
Less: Accumulated depreciation	(842,970)	(40,396)	(883,366)
Right-of-use assets, net	$877,038	92,505	969,543

As of September 30, 2021 and March 31, 2021, we had finance leases for the ROU assets, net of $426.2 million and $513.6 million, respectively and operating leases of $85.2 million and $92.5 million, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	Finance leases
	September 30,	March 31,
	2021	2021
Weighted average remaining lease term (years)	3	3
Weighted average discount rate	3.6%	3.6%

	Operating leases
	September 30,	March 31,
	2021	2021
Weighted average remaining lease term (years)	15.2	14.7
Weighted average discount rate	4.6%	4.6%

For the six months ended September 30, 2021 and 2020, cash paid for leases included in our operating cash flow activities were $ 15.2 million and $ 14.2 million, respectively, and our financing cash flow activities were $ 87.5 million and $ 122.7 million, respectively. Non-cash activities of ROU assets in exchange for lease liabilities were $3.8 million and $5.2 million for the first six months of fiscal 2022 and 2021, respectively. The components of lease costs were as follows:

	Six Months Ended
	September 30, 2021	September 30, 2020
	(Unaudited)
	(In thousands)

Operating lease costs	$16,101	$14,540

Finance lease cost:
Amortization of right-of-use assets	$62,243	$79,259
Interest on lease liabilities	8,780	12,082
Total finance lease cost	$71,023	$91,341

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending September 30,	(In thousands)

2022	$155,818	$24,757
2023	129,840	22,610
2024	87,728	17,921
2025	62,633	6,045
2026	20,956	3,135
Thereafter	–	60,834
Total lease payments	456,975	135,302
Less: imputed interest	(30,820)	(50,103)
Present value of lease liabilities	$426,155	$85,199

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

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

Although the Company cannot estimate the length or gravity of the impact of COVID-19 at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position and liquidity in fiscal 2022 and beyond.

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. As a result of the federal income tax provisions of the CARES Act, we have filed applicable forms with the Internal Revenue Service (“IRS”) to carryback net operating losses. These refund claims total approximately $ 366 million, of which we have received approximately $243 million in the first six months of fiscal 2022, are reflected in Prepaid expense. As refunds are received, they will reduce this amount. We have estimated and recorded the overall effects of the CARES Act and do not anticipate a material change. It is possible future legislation could reduce or delay our ability to carryback these losses.

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

Related Party Revenue

	Quarter Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,428	$6,644
U-Haul management fee revenue from Mercury	1,319	1,196
	$8,747	$7,840

	Six Months Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$14,608	$12,792
U-Haul management fee revenue from Mercury	2,588	2,395
	$17,196	$15,187

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4 % and 10 % of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $ 19.4 million and $ 17.5 million from the above-mentioned entities during the first six months of fiscal 2022 and 2021, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.   Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Related Party Costs and Expenses

	Quarter Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$611	$658
U-Haul commission expenses to Blackwater	26,536	20,533
	$27,147	$21,191

	Six Months Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,237	$1,315
U-Haul commission expenses to Blackwater	49,416	35,865
	$50,653	$37,180

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of September 30, 2021, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 14.6 million, expenses of $ 1.2 million and cash flows of $ 13.3 million during the first six months of fiscal 2022. Revenues and commission expenses related to the Dealer Agreements were $ 234.6 million and $ 49.4 million, respectively, during the first six months of fiscal 2022.

Management determined that we do not have a variable interest pursuant to the variable interest entity model under Accounting Standards Codification (“ASC”) 810 – Consolidation in the holding entities of Blackwater based upon management agreements which are with the individual operating entities; therefore, we are precluded from consolidating these entities.

Related Party Assets

	September 30,	March 31,
	2021	2021
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$34,189	$27,116
U-Haul receivable from Mercury	4,610	9,632
Other (a)	(26)	(1,353)
	$38,773	$35,395

(a)       Timing differences for intercompany balances with insurance subsidiaries resulting from the three-month difference in reporting periods.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

11. Consolidating Financial Information by Industry Segment:

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

Consolidating balance sheets by industry segment as of September 30, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$2,393,762	$7,293	$29,178	$–		$2,430,233
Reinsurance recoverables and trade receivables, net	112,319	67,217	48,399	–		227,935
Inventories and parts, net	142,955	–	–	–		142,955
Prepaid expenses	202,339	–	–	–		202,339
Investments, fixed maturities and marketable equities	–	292,986	2,552,161	–		2,845,147
Investments, other	20,745	105,474	445,723	–		571,942
Deferred policy acquisition costs, net	–	–	97,138	–		97,138
Other assets	48,190	755	2,681	–		51,626
Right of use assets - financing, net	752,990	–	–	–		752,990
Right of use assets - operating, net	84,949	155	133	–		85,237
Related party assets	55,175	8,294	14,325	(39,021)	(c)	38,773
	3,813,424	482,174	3,189,738	(39,021)		7,446,315

Investment in subsidiaries	738,116	–	–	(738,116)	(b)	–

Property, plant and equipment, at cost:
Land	1,172,648	–	–	–		1,172,648
Buildings and improvements	5,477,544	–	–	–		5,477,544
Furniture and equipment	811,337	–	–	–		811,337
Rental trailers and other rental equipment	536,814	–	–	–		536,814
Rental trucks	4,278,732	–	–	–		4,278,732
	12,277,075	–	–	–		12,277,075
Less: Accumulated depreciation	(3,386,162)	–	–	–		(3,386,162)
Total property, plant and equipment, net	8,890,913	–	–	–		8,890,913
Total assets	$13,442,453	$482,174	$3,189,738	$(777,137)		$16,337,228

(a) Balances as of June 30, 2021
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of September 30, 2021, continued:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$685,563	$3,575	$5,146	$–		$694,284
Notes, loans and finance leases payable, net	5,324,373	–	10,905	–		5,335,278
Operating lease liability	84,905	152	142	–		85,199
Policy benefits and losses, claims and loss expenses payable	442,160	179,116	395,229	–		1,016,505
Liabilities from investment contracts	–	–	2,276,829	–		2,276,829
Other policyholders' funds and liabilities	–	3,476	7,467	–		10,943
Deferred income	51,212	–	–	–		51,212
Deferred income taxes, net	1,277,383	13,152	21,746	–		1,312,281
Related party liabilities	25,956	3,600	13,261	(42,817)	(c)	–
Total liabilities	7,891,552	203,071	2,730,725	(42,817)		10,782,531

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	70,411	19,692	112,519	(128,415)	(b)	74,207
Retained earnings	5,693,614	164,990	317,723	(482,503)	(b)	5,693,824
Cost of common stock in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred stock in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	5,550,901	279,103	459,013	(734,320)		5,554,697
Total liabilities and stockholders' equity	$13,442,453	$482,174	$3,189,738	$(777,137)		$16,337,228

(a) Balances as of June 30, 2021
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

Consolidating balance sheets by industry segment as of March 31, 2021, continued:

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

Consolidating statement of operations by industry segment for the quarter ended September 30, 2021 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,180,329	$–	$–	$(1,268)	(c)	$1,179,061
Self-storage revenues	153,485	–	–	–		153,485
Self-moving and self-storage products and service sales	92,191	–	–	–		92,191
Property management fees	8,747	–	–	–		8,747
Life insurance premiums	–	–	28,913	–		28,913
Property and casualty insurance premiums	–	23,357	–	(858)	(c)	22,499
Net investment and interest income	675	6,182	30,942	(1,019)	(b)	36,780
Other revenue	141,572	–	1,130	(124)	(b)	142,578
Total revenues	1,576,999	29,539	60,985	(3,269)		1,664,254

Costs and expenses:
Operating expenses	682,329	10,768	5,223	(2,246)	(b,c)	696,074
Commission expenses	127,896	–	–	–		127,896
Cost of sales	66,491	–	–	–		66,491
Benefits and losses	–	3,560	41,070	–		44,630
Amortization of deferred policy acquisition costs	–	–	6,750	–		6,750
Lease expense	8,024	22	29	(634)	(b)	7,441
Depreciation, net of gains on disposal	135,748	–	–	–		135,748
Net losses on disposal of real estate	523	–	–	–		523
Total costs and expenses	1,021,011	14,350	53,072	(2,880)		1,085,553

Earnings from operations before equity in earnings of subsidiaries	555,988	15,189	7,913	(389)		578,701

Equity in earnings of subsidiaries	18,289	–	–	(18,289)	(d)	–

Earnings from operations	574,277	15,189	7,913	(18,678)		578,701
Other components of net periodic benefit costs	(280)	–	–	–		(280)
Interest expense	(39,814)	–	(120)	389	(b)	(39,545)
Pretax earnings	534,183	15,189	7,793	(18,289)		538,876
Income tax expense	(124,285)	(3,176)	(1,517)	–		(128,978)
Earnings available to common stockholders	$409,898	$12,013	$6,276	$(18,289)		$409,898

(a) Balances for the quarter ended June 30, 2021
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for the quarter ended September 30, 2020 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$931,814	$–	$–	$(784)	(c)	$931,030
Self-storage revenues	115,273	–	–	–		115,273
Self-moving and self-storage products and service sales	98,628	–	–	–		98,628
Property management fees	7,840	–	–	–		7,840
Life insurance premiums	–	–	31,057	–		31,057
Property and casualty insurance premiums	–	16,721	–	(852)	(c)	15,869
Net investment and interest income	595	5,952	27,651	(865)	(b)	33,333
Other revenue	91,168	–	852	(142)	(b)	91,878
Total revenues	1,245,318	22,673	59,560	(2,643)		1,324,908

Costs and expenses:
Operating expenses	562,798	8,166	4,893	(1,774)	(b,c)	574,083
Commission expenses	99,365	–	–	–		99,365
Cost of sales	60,933	–	–	–		60,933
Benefits and losses	–	2,438	43,014	–		45,452
Amortization of deferred policy acquisition costs	–	–	5,552	–		5,552
Lease expense	7,403	–	61	(594)	(b)	6,870
Depreciation, net of gains on disposal	137,438	–	–	–		137,438
Net losses on disposal of real estate	3,425	–	–	–		3,425
Total costs and expenses	871,362	10,604	53,520	(2,368)		933,118

Earnings from operations before equity in earnings of subsidiaries	373,956	12,069	6,040	(275)		391,790

Equity in earnings of subsidiaries	14,338	–	–	(14,338)	(d)	–

Earnings from operations	388,294	12,069	6,040	(14,613)		391,790
Other components of net periodic benefit costs	(246)	–	–	–		(246)
Interest expense	(40,800)	–	–	275	(b)	(40,525)
Pretax earnings	347,248	12,069	6,040	(14,338)		351,019
Income tax expense	(80,883)	(2,554)	(1,217)	–		(84,654)
Earnings available to common stockholders	$266,365	$9,515	$4,823	$(14,338)		$266,365

(a) Balances for the quarter ended June 30, 2020
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for the six months ended September 30, 2021 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,216,542	$–	$–	$(2,104)	(c)	$2,214,438
Self-storage revenues	290,878	–	–	–		290,878
Self-moving and self-storage products and service sales	197,076	–	–	–		197,076
Property management fees	17,196	–	–	–		17,196
Life insurance premiums	–	–	57,618	–		57,618
Property and casualty insurance premiums	–	40,800	–	(1,432)	(c)	39,368
Net investment and interest income	1,355	12,195	60,266	(2,037)	(b)	71,779
Other revenue	247,206	–	1,760	(209)	(b)	248,757
Total revenues	2,970,253	52,995	119,644	(5,782)		3,137,110

Costs and expenses:
Operating expenses	1,284,160	19,581	10,598	(3,736)	(b,c)	1,310,603
Commission expenses	241,045	–	–	–		241,045
Cost of sales	136,406	–	–	–		136,406
Benefits and losses	–	8,787	83,141	–		91,928
Amortization of deferred policy acquisition costs	–	–	15,573	–		15,573
Lease expense	16,101	206	53	(1,272)	(b)	15,088
Depreciation, net of gains on disposal	257,465	–	–	–		257,465
Net gains on disposal of real estate	(3,907)	–	–	–		(3,907)
Total costs and expenses	1,931,270	28,574	109,365	(5,008)		2,064,201

Earnings from operations before equity in earnings of subsidiaries	1,038,983	24,421	10,279	(774)		1,072,909

Equity in earnings of subsidiaries	27,408	–	–	(27,408)	(d)	–

Earnings from operations	1,066,391	24,421	10,279	(28,182)		1,072,909
Other components of net periodic benefit costs	(560)	–	–	–		(560)
Interest expense	(79,257)	–	(240)	774	(b)	(78,723)
Pretax earnings	986,574	24,421	10,039	(27,408)		993,626
Income tax expense	(231,501)	(5,106)	(1,946)	–		(238,553)
Earnings available to common stockholders	$755,073	$19,315	$8,093	$(27,408)		$755,073

(a) Balances for the six months ended June 30, 2021
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for the six months ended September 30, 2020 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,586,727	$–	$–	$(1,412)	(c)	$1,585,315
Self-storage revenues	224,228	–	–	–		224,228
Self-moving and self-storage products and service sales	189,978	–	–	–		189,978
Property management fees	15,187	–	–	–		15,187
Life insurance premiums	–	–	61,965	–		61,965
Property and casualty insurance premiums	–	31,228	–	(1,625)	(c)	29,603
Net investment and interest income	1,257	5,079	45,657	(1,678)	(b)	50,315
Other revenue	154,241	–	1,591	(278)	(b)	155,554
Total revenues	2,171,618	36,307	109,213	(4,993)		2,312,145

Costs and expenses:
Operating expenses	1,042,879	16,991	10,181	(3,306)	(b,c)	1,066,745
Commission expenses	168,540	–	–	–		168,540
Cost of sales	113,764	–	–	–		113,764
Benefits and losses	–	6,468	78,561	–		85,029
Amortization of deferred policy acquisition costs	–	–	12,440	–		12,440
Lease expense	14,540	1	71	(1,139)	(b)	13,473
Depreciation, net of gains on disposal	303,109	–	–	–		303,109
Net losses on disposal of real estate	3,169	–	–	–		3,169
Total costs and expenses	1,646,001	23,460	101,253	(4,445)		1,766,269

Earnings from operations before equity in earnings of subsidiaries	525,617	12,847	7,960	(548)		545,876

Equity in earnings of subsidiaries	16,733	–	–	(16,733)	(d)	–

Earnings from operations	542,350	12,847	7,960	(17,281)		545,876
Other components of net periodic benefit costs	(493)	–	–	–		(493)
Interest expense	(80,594)	–	–	548	(b)	(80,046)
Pretax earnings	461,263	12,847	7,960	(16,733)		465,337
Income tax expense	(107,172)	(2,716)	(1,358)	–		(111,246)
Earnings available to common stockholders	$354,091	$10,131	$6,602	$(16,733)		$354,091

(a) Balances for the six months ended June 30, 2020
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$755,073	$19,315	$8,093	$(27,408)	$755,073
Earnings from consolidated entities	(27,408)	–	–	27,408	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	343,863	–	–	–	343,863
Amortization of deferred policy acquisition costs	–	–	15,573	–	15,573
Amortization of premiums and accretion of discounts related to investments, net	–	754	8,397	–	9,151
Amortization of debt issuance costs	2,791	–	–	–	2,791
Interest credited to policyholders	–	–	31,894	–	31,894
Change in allowance for losses on trade receivables	253	(30)	(1)	–	222
Change in allowance for inventories and parts reserve	8,352	–	–	–	8,352
Net gains on disposal of personal property	(86,398)	–	–	–	(86,398)
Net gains on disposal of real estate	(3,907)	–	–	–	(3,907)
Net gains on sales of investments	–	(207)	(3,225)	–	(3,432)
Net gains on equity investments	–	(4,342)	–	–	(4,342)
Deferred income taxes	140,780	865	(2,729)	–	138,916
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	6,159	(148)	(9,782)	–	(3,771)
Inventories and parts	(45,718)	–	–	–	(45,718)
Prepaid expenses	266,780	–	–	–	266,780
Capitalization of deferred policy acquisition costs	–	–	(17,807)	–	(17,807)
Other assets	(1,033)	(179)	(115)	–	(1,327)
Related party assets	(1,161)	(1,563)	–	–	(2,724)
Accounts payable and accrued expenses	89,479	1,547	522	–	91,548
Policy benefits and losses, claims and loss expenses payable	15,250	174	3,544	–	18,968
Other policyholders' funds and liabilities	–	(222)	(1,255)	–	(1,477)
Deferred income	8,626	–	(1,034)	–	7,592
Related party liabilities	543	(2,098)	855	–	(700)
Net cash provided by operating activities	1,472,324	13,866	32,930	–	1,519,120

Cash flows from investing activities:
Escrow deposits	(2,341)	–	–	–	(2,341)
Purchases of:
Property, plant and equipment	(1,039,688)	–	–	–	(1,039,688)
Short term investments	–	(21,669)	–	–	(21,669)
Fixed maturities investments	–	(7,749)	(407,891)	–	(415,640)
Equity securities	–	–	(36)	–	(36)
Preferred stock	–	–	(8,000)	–	(8,000)
Real estate	(12)	–	(112)	–	(124)
Mortgage loans	(12)	(10,700)	(96,251)	–	(106,963)
Proceeds from sales and paydowns of:
Property, plant and equipment	306,946	–	–	–	306,946
Short term investments	–	16,594	79	–	16,673
Fixed maturities investments	–	10,728	219,315	–	230,043
Equity securities	–	–	1,894	–	1,894
Mortgage loans	–	565	26,047	–	26,612
Net cash used by investing activities	(735,107)	(12,231)	(264,955)	–	(1,012,293)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2021

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2021 are as follows:

	Consolidated Moving & Storage	Insurance (a) Property & Casualty	Insurance (a) Life	Elimination	Consolidated AMERCO
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	987,048	–	–	–	987,048
Principal repayments on credit facilities	(226,791)	–	(281)	–	(227,072)
Payments of debt issuance costs	(2,092)	–	–	–	(2,092)
Finance lease payments	(87,500)	–	–	–	(87,500)
Common stock dividend paid	(19,608)	–	–	–	(19,608)
Investment contract deposits	–	–	199,426	–	199,426
Investment contract withdrawals	–	–	(116,021)	–	(116,021)
Net cash provided by financing activities	651,057	–	83,124	–	734,181

Effects of exchange rate on cash	(4,787)	–	–	–	(4,787)

Increase (decrease) in cash and cash equivalents	1,383,487	1,635	(148,901)	–	1,236,221
Cash and cash equivalents at beginning of period	1,010,275	5,658	178,079	–	1,194,012
Cash and cash equivalents at end of period	$2,393,762	$7,293	$29,178	$–	$2,430,233
	(page 2 of 2)
(a) Balance for the period ended June 30, 2021

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$354,091	$10,131	$6,602	$(16,733)	$354,091
Earnings from consolidated entities	(16,733)	–	–	16,733	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	332,240	–	–	–	332,240
Amortization of deferred policy acquisition costs	–	–	12,440	–	12,440
Amortization of premiums and accretion of discounts related to investments, net	–	786	6,140	–	6,926
Amortization of debt issuance costs	2,755	–	–	–	2,755
Interest credited to policyholders	–	–	24,241	–	24,241
Change in allowance for losses on trade receivables	(139)	–	(1)	–	(140)
Change in allowance for inventories and parts reserve	106	–	–	–	106
Net gains on disposal of personal property	(29,131)	–	–	–	(29,131)
Net losses on disposal of real estate	3,169	–	–	–	3,169
Net gains on sales of investments	–	(28)	(1,260)	–	(1,288)
Net losses on equity investments	–	2,254	–	–	2,254
Deferred income taxes	79,947	804	(553)	–	80,198
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(19,696)	1,848	(10,440)	–	(28,288)
Inventories and parts	386	–	–	–	386
Prepaid expenses	116,064	–	–	–	116,064
Capitalization of deferred policy acquisition costs	–	–	(13,404)	–	(13,404)
Other assets	(181)	10	(382)	–	(553)
Related party assets	1,918	867	–	–	2,785
Accounts payable and accrued expenses	114,195	(2,618)	912	–	112,489
Policy benefits and losses, claims and loss expenses payable	14,300	(5,748)	8,023	–	16,575
Other policyholders' funds and liabilities	–	(5,093)	329	–	(4,764)
Deferred income	10,245	–	2,992	–	13,237
Related party liabilities	1,652	(135)	(1,563)	–	(46)
Net cash provided by operating activities	965,188	3,078	34,076	–	1,002,342

Cash flows from investing activities:
Escrow deposits	1,266	–	–	–	1,266
Purchases of:
Property, plant and equipment	(662,259)	–	–	–	(662,259)
Short term investments	–	(19,204)	(18)	–	(19,222)
Fixed maturities investments	–	(3,505)	(157,250)	–	(160,755)
Equity securities	–	–	(719)	–	(719)
Preferred stock	–	–	(13,111)	–	(13,111)
Real estate	–	–	(223)	–	(223)
Mortgage loans	–	(14,145)	(58,171)	–	(72,316)
Proceeds from sales and paydowns of:
Property, plant and equipment	314,335	–	–	–	314,335
Short term investments	–	23,180	–	–	23,180
Fixed maturities investments	–	8,730	217,926	–	226,656
Equity securities	–	–	72	–	72
Mortgage loans	–	555	2,664	–	3,219
Net cash used by investing activities	(346,658)	(4,389)	(8,830)	–	(359,877)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2020

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2020 are as follows:

	Consolidated Moving & Storage	Casualty Insurance (a) Property &	Insurance (a) Life	Elimination	Consolidated AMERCO
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	576,123	–	9,600	–	585,723
Principal repayments on credit facilities	(377,062)	–	(9,717)	–	(386,779)
Payment of debt issuance costs	(3,477)	–	–	–	(3,477)
Finance lease payments	(122,720)	–	–	–	(122,720)
Common stock dividend paid	(9,804)	–	–	–	(9,804)
Net contribution from (to) related party	18,599	–	(18,599)	–	–
Investment contract deposits	–	–	114,288	–	114,288
Investment contract withdrawals	–	–	(102,466)	–	(102,466)
Net cash provided (used) by financing activities	81,659	–	(6,894)	–	74,765

Effects of exchange rate on cash	3,986	–	–	–	3,986

Increase (decrease) in cash and cash equivalents	704,175	(1,311)	18,352	–	721,216
Cash and cash equivalents at beginning of period	459,078	4,794	30,480	–	494,352
Cash and cash equivalents at end of period	$1,163,253	$3,483	$48,832	$–	$1,215,568
	(page 2 of 2)
(a) Balance for the period ended June 30, 2020

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended September 30, 2021
Total revenues	$1,576,830	$87,424	$1,664,254
Depreciation and amortization, net of (gains) on disposal	141,956	1,065	143,021
Interest expense	38,588	957	39,545
Pretax earnings	521,658	17,218	538,876
Income tax expense	124,620	4,358	128,978
Identifiable assets	15,849,380	487,848	16,337,228

Quarter Ended September 30, 2020
Total revenues	$1,261,235	$63,673	$1,324,908
Depreciation and amortization, net of (gains) on disposal	144,222	2,193	146,415
Interest expense	39,983	542	40,525
Pretax earnings	340,200	10,819	351,019
Income tax expense	81,624	3,030	84,654
Identifiable assets	13,693,016	430,462	14,123,478

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months Ended September 30, 2021
Total revenues	$2,973,191	$163,919	$3,137,110
Depreciation and amortization, net of (gains) on disposal	269,606	(475)	269,131
Interest expense	76,716	2,007	78,723
Pretax earnings	959,607	34,019	993,626
Income tax expense	229,922	8,631	238,553
Identifiable assets	15,849,380	487,848	16,337,228

Six Months Ended September 30, 2020
Total revenues	$2,204,038	$108,107	$2,312,145
Depreciation and amortization, net of (gains) on disposal	312,748	5,970	318,718
Interest expense	78,637	1,409	80,046
Pretax earnings	452,149	13,188	465,337
Income tax expense	107,407	3,839	111,246
Identifiable assets	13,693,016	430,462	14,123,478

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$351	$316
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	227	229
Other components	53	17
Total other components of net periodic benefit costs	280	246
Net periodic postretirement benefit cost	$631	$562

	Six Months Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$701	$633
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	454	459
Other components	106	34
Total other components of net periodic benefit costs	560	493
Net periodic postretirement benefit cost	$1,261	$1,126

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
As of September 30, 2021	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$227,935	$–	$–	$227,935	$227,935
Mortgage loans, net	471,566	–	–	471,566	471,566
Other investments	100,376	–	–	100,376	100,376
Total	$799,877	$–	$–	$799,877	$799,877

Liabilities
Notes, loans and finance leases payable	5,364,279	–	5,364,279	–	5,127,100
Total	$5,364,279	$–	$5,364,279	$–	$5,127,100

	Fair Value Hierarchy
	Carrying				Total Estimated
As of March 31, 2021	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$224,426	$–	$–	$224,426	$224,426
Mortgage loans, net	391,230	–	–	391,230	391,230
Other investments	98,529	–	–	98,529	98,529
Total	$714,185	$–	$–	$714,185	$714,185

Liabilities
Notes, loans and finance leases payable	4,698,615	–	4,698,615	–	4,449,691
Total	$4,698,615	$–	$4,698,615	$–	$4,449,691

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of September 30, 2021 and March 31, 2021 that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of September 30, 2021	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$2,215,846	$2,215,846	$–	$–
Fixed maturities - available for sale	2,790,243	6,721	2,783,407	115
Preferred stock	30,176	30,176	–	–
Common stock	24,728	24,728	–	–
Derivatives	5,754	5,754	–	–
Total	$5,066,747	$2,283,225	$2,783,407	$115

Liabilities
Derivatives	3,292	–	3,292	–
Total	$3,292	$–	$3,292	$–
As of March 31, 2021	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$839,250	$839,250	$–	$–
Fixed maturities - available for sale	2,653,539	6,967	2,646,415	157
Preferred stock	21,677	21,677	–	–
Common stock	20,440	20,440	–	–
Derivatives	6,601	6,601	–	–
Total	$3,541,507	$894,935	$2,646,415	$157

Liabilities
Derivatives	5,141	–	5,141	–
Total	$5,141	$–	$5,141	$–

The fair value measurements for our assets using significant unobservable inputs (Level 3) were $0.1 million and $0.2 million for September 30, 2021 and March 31, 2021, respectively.

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of September 30, 2021 and March 31, 2021.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct in accordance with paragraph 606-10-25-19. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time under Topic 606, which is consistent with the timing of our revenue recognition under legacy guidance for the Management Fee component of the compensation received in exchange for the service. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. Historically, these fees have been recognized once fully determinable. Under Topic 606, we measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the second quarter of fiscal 2022 did not have a material effect on our financial statements.

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

  connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer.

Revenue Recognized in Accordance with Topic 842

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ended March 31,
	2022	2023	2024	2025	2026	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$6,186	$–	$–	$–	$–	$–
Property lease revenues	16,213	12,287	8,560	6,161	4,581	48,866
Total	$22,399	$12,287	$8,560	$6,161	$4,581	$48,866

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

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$108,038	$69,346
Revenues recognized at a point in time:	110,924	114,854
Total revenues recognized under ASC 606	218,962	184,200

Revenues recognized under ASC 842	1,355,934	1,060,950
Revenues recognized under ASC 944	52,578	46,425
Revenues recognized under ASC 320	36,780	33,333
Total revenues	$1,664,254	$1,324,908

	Six Months Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$187,853	$114,284
Revenues recognized at a point in time:	231,642	219,702
Total revenues recognized under ASC 606	419,495	333,986

Revenues recognized under ASC 842	2,546,944	1,835,644
Revenues recognized under ASC 944	98,892	92,200
Revenues recognized under ASC 320	71,779	50,315
Total revenues	$3,137,110	$2,312,145

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

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). To adjust the historical loss rates to reflect the effects of these differences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 2%. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of September 30, 2021 was $ 3.4 million.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during the quarter ended September 30, 2021.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $29.5 million as of June 30, 2021 and are excluded from the estimate of credit losses.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

As outlined in subtopic 326-20-30-5A, we have elected not to measure an allowance on accrued interest receivables as our practice is to write off the uncollectible balance in a timely manner. Furthermore, we have elected to write off accrued interest receivables by reversing interest income (in accordance with subtopic 326-20-35-8A).

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

When management determines that credit losses are expected to occur, an allowance for expected credit losses based on the fair value of the collateral is recorded.

Reinsurance recoverable

Reinsurance recoverable on paid and unpaid benefits was less than 1 % of the total assets at January 1, 2021 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium receivables

Premiums receivables   were $ 2.7 million as of June 30, 2021 in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder doesn't pay premiums.

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2021	$2,835	$1,320	$501	$4,656
Allowance change	531	(1,141)	8	(602)
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of September 30, 2021	$3,366	$179	$509	$4,054

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

In January 2021, FASB issued ASU 2021-01, Refinance Rate Reform (Topic 848) , (“ASU 2021-01”). The amendments in ASU 2021-01 provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. We adopted ASU 2021-01 on a prospective basis effect and there was no impact to our consolidated financial statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2022, compared with the second quarter and first six months of fiscal 2021, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2022.

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

There were no incremental impairment charges recorded during the quarter ended September 30, 2021.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2021 compared with the Quarter Ended September 30, 2020

Listed below, on a consolidated basis, are revenues for our major product lines for the second quarter of fiscal 2022 and the second quarter of fiscal 2021:

	Quarter Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,179,061	$931,030
Self-storage revenues	153,485	115,273
Self-moving and self-storage products and service sales	92,191	98,628
Property management fees	8,747	7,840
Life insurance premiums	28,913	31,057
Property and casualty insurance premiums	22,499	15,869
Net investment and interest income	36,780	33,333
Other revenue	142,578	91,878
Consolidated revenue	$1,664,254	$1,324,908

Self-moving equipment rental revenues increased $248.0 million during the second quarter of fiscal 2022, compared with the second quarter of fiscal 2021. Transactions for both our In-Town and one-way markets increased as did revenue per transaction.   This quarter’s 27% improvement is compared against a second quarter from last year that had reported a 16% revenue improvement.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $38.2 million during the second quarter of fiscal 2022, compared with the second quarter of fiscal 2021.   The average monthly number of occupied units increased by 28%, or 102,865 units, during the second quarter of fiscal 2022 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot. Over the last twelve months, we added approximately 3.9 million net rentable square feet, or an 9% increase, with approximately 1.1 million of that coming on during the second quarter of fiscal 2022

Sales of self-moving and self-storage products and services decreased $6.4 million during the second quarter of fiscal 2022, compared with second quarter of fiscal 2021. This was mainly due to decreased sales of hitches.   The second quarter of last year experienced a significant increase in hitch sales due in large part to the effect COVID-19 had on customer behavior and our competitors.

Life insurance premiums decreased $2.1 million during the second quarter of fiscal 2022, compared with the second quarter of fiscal 2021 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $6.6 million during the second quarter of fiscal 2022, compared with the second quarter of fiscal 2021. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during April, May and June.

Net investment and interest income increased $3.4 million during the second quarter of fiscal 2022, compared with the second quarter of fiscal 2021. Increases from our larger invested asset base were partially offset by a $2.9 million loss realized on derivatives used as hedges to fixed indexed annuities at our Life Insurance subsidiary.

Other revenue increased $50.7 million during the first six months of fiscal 2022, compared with the same six months of fiscal 2021, primarily coming from increased moving and storage transactions within our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2022 and the second quarter of fiscal 2021. The insurance companies’ second quarters ended June 30, 2021 and 2020.

	Quarter Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,576,999	$1,245,318
Earnings from operations before equity in earnings of subsidiaries	555,988	373,956
Property and casualty insurance
Revenues	29,539	22,673
Earnings from operations	15,189	12,069
Life insurance
Revenues	60,985	59,560
Earnings from operations	7,913	6,040
Eliminations
Revenues	(3,269)	(2,643)
Earnings from operations before equity in earnings of subsidiaries	(389)	(275)
Consolidated results
Revenues	1,664,254	1,324,908
Earnings from operations	578,701	391,790

Total costs and expenses increased $152.4 million during the second quarter of fiscal 2022, compared with the second quarter of fiscal 2021. Operating expenses for Moving and Storage increased $119.5 million largely from personnel, fleet repair and maintenance, payment processing and shipping costs associated with U-Box. Repair costs associated with the rental fleet experienced a $28.5 million increase during the quarter due to preventative maintenance from higher customer activity combined with a slowdown in the rotation of new equipment into the fleet and older equipment out of the fleet.   Net gains from the disposal of rental equipment increased $8.0 million from higher resale values. Depreciation expense associated with our rental fleet increased $3.9 million to $125.4 million.   COVID-19 related delays at manufacturers continue to affect our fleet plan.   Depreciation expense on all other assets, largely from buildings and improvements, increased $2.5 million to $46.5 million. Losses from real estate retirements, primarily roof replacements, decreased $2.9 million.   Cost of goods sold associated with our retail sales programs have increased in relation to the increase in sales activity combined with effects from inflation.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased $186.9 million to $578.7 million for the second quarter of fiscal 2022, compared with $391.8 million for the second quarter of fiscal 2021.

Interest expense for the second quarter of fiscal 2022 was $39.5 million, compared with $40.5 million for the second quarter of fiscal 2021, due to a reduction in borrowing costs.

Income tax expense was $129.0 million for the second quarter of fiscal 2022, compared with $84.7 million for the second quarter of fiscal 2021.

As a result of the above-mentioned items, earnings available to common stockholders were $409.9 million for the second quarter of fiscal 2022, compared with $266.4 million for the second quarter of fiscal 2021.

Basic and diluted earnings per share for the second quarter of fiscal 2022 were $20.90, compared with $13.58 for the second quarter of fiscal 2021.

The weighted average common shares outstanding basic and diluted were 19,607,788 for both the second quarter of fiscal 2022 and fiscal 2021.

Moving and Storage

Quarter Ended September 30, 2021 compared with the Quarter Ended September 30, 2020

Listed below are revenues for our major product lines at Moving and Storage for the second quarter of fiscal 2022 and the second quarter of fiscal 2021:

	Quarter Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,180,329	$931,814
Self-storage revenues	153,485	115,273
Self-moving and self-storage products and service sales	92,191	98,628
Property management fees	8,747	7,840
Net investment and interest income	675	595
Other revenue	141,572	91,168
Moving and Storage revenue	$1,576,999	$1,245,318

Self-moving equipment rental revenues increased $248.5 million during the second quarter of fiscal 2022, compared with the second quarter of fiscal 2021. Transactions for both our In-Town and one-way markets increased as did revenue per transaction.   This quarter’s 27% improvement is compared against a second quarter from last year that had reported a 16% revenue improvement.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $38.2 million during the second quarter of fiscal 2022, compared with the second quarter of fiscal 2021.   The average monthly number of occupied units increased by 28%, or 102,865 units, during the second quarter of fiscal 2022 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot. Over the last twelve months, we added approximately 3.9 million net rentable square feet, or an 9% increase, with approximately 1.1 million of that coming on during the second quarter of fiscal 2022

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	568	520
Square footage as of September 30	47,903	43,985
Average monthly number of units occupied	476	373
Average monthly occupancy rate based on unit count	84.3%	71.9%
Average monthly square footage occupied	41,743	33,296

Over the last twelve months we added approximately 3.9 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 5.1%.

Sales of self-moving and self-storage products and services decreased $6.4 million during the second quarter of fiscal 2022, compared with second quarter of fiscal 2021. This was mainly due to decreased sales of hitches.

Other revenue increased $50.4 million during the second quarter of fiscal 2022, compared with the second quarter of fiscal 2021 primarily coming from increased moving and storage transactions within our U-Box® program.

Total costs and expenses increased $149.6 million during the second quarter of fiscal 2022, compared with the second quarter of fiscal 2021. Operating expenses for Moving and Storage increased $119.5 million largely from personnel, fleet repair and maintenance, payment processing and shipping costs associated with U-Box. Repair costs associated with the rental fleet experienced a $28.5 million increase during the quarter due to preventative maintenance from higher customer activity combined with a slowdown in the rotation of new equipment into the fleet and older equipment out of the fleet.   Net gains from the disposal of rental equipment increased $8.0 million from higher resale values. Depreciation expense associated with our rental fleet increased $3.9 million to $125.4 million.   COVID-19 related delays at manufacturers continue to affect our fleet plan.   Depreciation expense on all other assets, largely from buildings and improvements, increased $2.5 million to $46.5 million. Losses from real estate retirements, primarily roof replacements, decreased $2.9 million.   Cost of goods sold associated with our retail sales programs have increased in relation to the increase in sales activity combined with effects from inflation.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased $182.0 million to $556.0 million for the second quarter of fiscal 2022, compared with $374.0 million for the second quarter of fiscal 2021.

Equity in the earnings of AMERCO’s insurance subsidiaries was $18.3 million for the second quarter of fiscal 2022, compared with $14.3 million for the second quarter of fiscal 2021.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $574.3 million for the second quarter of fiscal 2022, compared with $388.3 million for the second quarter of fiscal 2021.

Property and Casualty Insurance

Quarter Ended June 30, 2021 compared with the Quarter Ended June 30, 2020

Net premiums were $23.4 million and $16.7 million for the second quarters ended June 30, 2021 and 2020, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $6.2 million and $6.0 million for the second quarters ended June 30, 2021 and 2020, respectively.

Net operating expenses were $10.8 million and $8.2 million for the second quarters ended June 30, 2021 and 2020, respectively, due to an increase in commissions offset by an increase in loss adjusting fees and subrogation income.

Benefits and losses incurred were $3.6 million and $2.4 million for the second quarters ended June 30, 2021 and 2020, respectively. The increase was due to unfavorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $15.2 million and $12.1 million for the second quarters ended June 30, 2021 and 2020, respectively.

Life Insurance

Quarter Ended June 30, 2021 compared with the Quarter Ended June 30, 2020

Net premiums were $28.9 million and $31.1 million for the quarters ended June 30, 2021 and 2020, respectively.   Medicare Supplement premiums decreased $2.2 million from the policy decrements offset by premium rate increases. Premiums on the remaining lines of business were comparable to the prior year. Deferred annuity deposits were $85.6 million or $56.7 million above the prior year and are accounted for on the condensed consolidated balance sheet as deposits rather than premiums. The increase in deferred annuity deposits is a result of increased sales due to competitive rates and flexible product offerings.

Net investment income was $30.9 million and $27.7 million for the quarters ended June 30, 2021 and 2020, respectively. Investment income from fixed maturities and mortgage loans increased $5.9 million on a larger invested assets base. Net realized gain increased $0.4 million. This was offset by a $2.9 million loss realized on derivatives used as hedges to fixed indexed annuities

Net operating expenses were $5.2 million and $4.9 million for the quarters ended June 30, 2021 and 2020, respectively. The increase is primarily due to the increase in administrative expenses offset by the decreased commissions on Medicare supplement and single premium life due to the decline in premiums.

Benefits and losses incurred were $41.1 million and $43.0 million for the quarters ended June 30, 2021 and 2020, respectively. Interest credited to policyholders decreased $0.7 million primarily due to a reduction in the interest credited rates on equity-indexed annuities driven by market fluctuations. Life benefits decreased $0.6 million primarily due to improved mortality on single premium whole life. Medicare supplement benefits decreased by $0.6 million from the declined policies in force.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $6.8 million and $5.6 million for the quarters ended June 30, 2021 and 2020, respectively. The increase in the Annuity DAC amortization resulted from a higher asset base supported by continuous sales. DAC amortization on life policies also increased from higher policy lapses. This was partially offset by a decrease in Medicare supplement DAC Amortization from a decline in the in-force.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $7.8 million and $6.0 million for the quarters ended June 30, 2021 and 2020, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2021 compared with the Six Months Ended September 30, 2020

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2022 and the first six months of fiscal 2021:

	Six Months Ended September 30,
	2021	2020
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,214,438	$1,585,315
Self-storage revenues	290,878	224,228
Self-moving and self-storage products and service sales	197,076	189,978
Property management fees	17,196	15,187
Life insurance premiums	57,618	61,965
Property and casualty insurance premiums	39,368	29,603
Net investment and interest income	71,779	50,315
Other revenue	248,757	155,554
Consolidated revenue	$3,137,110	$2,312,145

Self-moving equipment rental revenues increased $629.1 million during the first six months of fiscal 2022, compared with the first six months of fiscal 2021.   Transactions for both our In-Town and one-way markets increased as did revenue per transaction.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and trailers in the rental fleet.

Self-storage revenues increased $66.7 million during the first six months of fiscal 2022, compared with the first six months of fiscal 2021.   The average monthly number of occupied units increased by 27%, or 96,119 units, during the first six months of fiscal 2022 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot. Over the last twelve months we added approximately 3.9 million net rentable square feet, or an 9% increase, with approximately 2.2 million of that coming on during the first six months of fiscal 2022.

Sales of self-moving and self-storage products and services increased $7.1 million for the first six months of fiscal 2022, compared with the first six months of fiscal 2021. This was due to increased sales of moving supplies and propane offset by decreased sales of hitches.

Life insurance premiums decreased $4.3 million during the first six months of fiscal 2022, compared with the first six months of fiscal 2021 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $9.8 million during the first six months of fiscal 2022, compared with the first six months of fiscal 2021. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income increased $21.5 million during the first six months of fiscal 2022, compared with the first six months of fiscal 2021. Changes in the market value of unaffiliated common stocks held at our Property and Casualty Insurance subsidiary accounted for $6.6 million of the increase for the six months. Our Life Insurance subsidiaries investment income from fixed maturities and mortgage loans increased $9.5 million on a larger invested asset base and had a net gain of $2.8 million on derivatives used as hedges to fixed index annuities. In addition, the change in the provision for expected credit losses resulted in a $4.8 million increase to the investment income.

Other revenue increased $93.2 million during the first six months of fiscal 2022, compared with the first six months of fiscal 2021, primarily coming from increased moving and storage transactions within our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2022 and the first six months of fiscal 2021. The insurance companies’ first six months ended June 30, 2021 and 2020.

	Six Months Ended September 30
	2021	2020
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$2,970,253	$2,171,618
Earnings from operations before equity in earnings of subsidiaries	1,038,983	525,617
Property and casualty insurance
Revenues	52,995	36,307
Earnings from operations	24,421	12,847
Life insurance
Revenues	119,644	109,213
Earnings from operations	10,279	7,960
Eliminations
Revenues	(5,782)	(4,993)
Earnings from operations before equity in earnings of subsidiaries	(774)	(548)
Consolidated results
Revenues	3,137,110	2,312,145
Earnings from operations	1,072,909	545,876

Total costs and expenses increased $297.9 million during the first six months of fiscal 2022, compared with the first six months of fiscal 2021. Operating expenses for Moving and Storage increased $241.3 million largely from personnel, fleet repair and maintenance, property taxes, payment processing and shipping costs associated with U-Box.   Repair costs associated with the rental fleet experienced a $62.0 million increase for the first six months of fiscal 2022 due to preventative maintenance from higher customer activity combined with a slowdown in the rotation of new equipment into the fleet and older equipment out of the fleet. The addition of new equipment has been effected by delays at our original equipment manufacturers. Net gains from the disposal of rental equipment increased $57.3 million from an increase in resale values.   Depreciation expense associated with our rental fleet increased $5.6 million to $251.9 million.   Depreciation expense on all other assets, largely from buildings and improvements, increased $6.1 million to $91.9 million. Gains on the disposal or retirement of real estate increased $7.1 million from a condemnation gain of $4.9 million in fiscal 2022 and fewer roof replacement write-offs in fiscal 2022 compared with fiscal 2021.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased $527.0 million to $1,072.9 million for the first six months of fiscal 2022, as compared with $545.9 million for the first six months of fiscal 2021.

Interest expense for the first six months of fiscal 2022 was $78.7 million, compared with $80.0 million for the first six months of fiscal 2021, primarily due to a reduction in borrowing costs.

Income tax expense was $238.6 million for the first six months of fiscal 2022, compared with $111.2 million for first six months of fiscal 2021.

As a result of the above-mentioned items, earnings available to common shareholders were $755.1 million for the first six months of fiscal 2022, compared with $354.1 million for the first six months of fiscal 2021.

Basic and diluted earnings per common share for the first six months of fiscal 2022 were $38.51, compared with $18.06 for the first six months of fiscal 2021.

The weighted average common shares outstanding basic and diluted were 19,607,788 for both the first six months of fiscal 2022 and fiscal 2021.

Moving and Storage

Six Months Ended September 30, 2021 compared with the Six Months Ended September 30, 2020

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2022 and the first six months of fiscal 2021:

	Six Months Ended September 30
	2021	2020
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,216,542	$1,586,727
Self-storage revenues	290,878	224,228
Self-moving and self-storage products and service sales	197,076	189,978
Property management fees	17,196	15,187
Net investment and interest income	1,355	1,257
Other revenue	247,206	154,241
Moving and Storage revenue	$2,970,253	$2,171,618

Self-moving equipment rental revenues increased $629.8 million during the first six months of fiscal 2022, compared with the first six months of fiscal 2021. Transactions for both our In-Town and one-way markets increased as did revenue per transaction.   Compared to the same period last year, we increased the number of retail locations, independent dealers, box trucks and trailers in the rental fleet.

Self-storage revenues increased $66.7 million during the first six months of fiscal 2022, compared with the first six months of fiscal 2021.   The average monthly number of occupied units increased by 27%, or 96,119 units, during the first six months of fiscal 2022 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot. Over the last twelve months we added approximately 3.9 million net rentable square feet, or an 9% increase, with approximately 2.2 million of that coming on during the first six months of fiscal 2022.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30
	2021	2020
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	568	520
Square footage as of September 30	47,903	43,985
Average monthly number of units occupied	456	360
Average monthly occupancy rate based on unit count	82.1%	69.8%
Average monthly square footage occupied	40,207	32,153

Over the last twelve months we added approximately 3.9 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 5.1%.

Sales of self-moving and self-storage products and services increased $7.1 million for the first six months of fiscal 2022, compared with the first six months of fiscal 2021. This was due to increased sales of moving supplies and propane offset by decreases in sales of hitches.

Other revenue increased $93.0 million during the first six months of fiscal 2022, compared with the first six months of fiscal 2021, primarily coming from increased moving and storage transactions within our U-Box ® program.

Total costs and expenses increased $285.3 million during the first six months of fiscal 2022, compared with the first six months of fiscal 2021. Operating expenses for Moving and Storage increased $240.7 largely from personnel, fleet repair and maintenance, property taxes, payment processing and shipping costs associated with U-Box.   Repair costs associated with the rental fleet experienced a $62.0 million increase for the six months of fiscal 2022 due to preventative maintenance from higher customer activity combined with a slowdown in the rotation of new equipment into the fleet and older equipment out of the fleet. The addition of new equipment has been effected by delays at our original equipment manufacturers. Net gains from the disposal of rental equipment increased $57.3 million from an increase in resale values.   Depreciation expense associated with our rental fleet increased $5.6 million to $251.9 million.   Depreciation expense on all other assets, largely from buildings and improvements, increased $6.1 million to $91.9 million. Gains on the disposal or retirement of real estate increased $7.1 million from a condemnation gain of $4.9 million in fiscal 2022 and fewer roof replacement write-offs in fiscal 2022 compared with fiscal 2021.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries increased to $1,039.0 million for the first six months of fiscal 2022, compared with $525.6 million for the first six months of fiscal 2021.

Equity in the earnings of AMERCO’s insurance subsidiaries was $27.4 million for the first six months of fiscal 2022, compared with $16.7 million for the first six months of fiscal 2021.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $1,066.4 million for the first six months of fiscal 2022, compared with $542.4 million for the first six months of fiscal 2021.

Property and Casualty Insurance

Six Months Ended June 30, 2021 compared with the Six Months Ended June 30, 2020

Net premiums were $40.8 million and $31.2 million for the six months ended June 30, 2021 and 2020, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $12.2 million and $5.1 million for the six months ended June 30, 2021 and 2020, respectively. The main driver of the change in net investment income was the $6.6 million market value improvement for unaffiliated common stocks. In addition, the change in the provision for expected credit losses resulted in a $0.5 million increase to the investment income.

Net operating expenses were $19.6 million and $17.0 million for the six months ended June 30, 2021 and 2020, respectively. The change was due to an increase in commissions offset by an increase in loss adjusting fees and subrogation income.

Benefits and losses incurred were $8.8 million and $6.5 million for the six months ended June 30, 2021 and 2020, respectively. The increase was due to unfavorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $24.4 million and $12.8 million for the six months ended June 30, 2021 and 2020, respectively.

Life Insurance

Six Months Ended June 30, 2021 compared with the Six Months Ended June 30, 2020

Net premiums were $57.6 million and $62.0 million for the six months ended June 30, 2021 and 2020, respectively. Medicare Supplement premiums decreased $4.3 million from the policy decrements offset by premium rate increases. Premiums on the remaining lines of business decreased $0.1 million. Deferred annuity deposits were $184.4 million or $95.1 million above the prior year and are accounted for on the condensed consolidated balance sheet as deposits rather than premiums. The increase in deferred annuity deposits is a result of increased sales due to competitive rates and flexible product offerings.

Net investment income was $60.3 million and $45.7 million for the six months ended June 30, 2021 and 2020, respectively. Investment income from fixed maturities and mortgage loans increased $9.5 million on a larger invested assets base. A net gain of $2.8 million was realized on derivatives used as hedges to fixed indexed annuities. In addition, the change in the provision for expected credit losses resulted in a $4.3 million increase to the investment income. This was partially offset by a $1.3 million decrease in net realized gains and a $0.3 million decrease in investment income on the remaining assets.

Net operating expenses were $10.6 million and $10.2 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily due to the increase in administrative expenses offset by the decreased commissions on Medicare supplement and single premium life due to declining premiums.

Benefits and losses incurred were $83.1 million and $78.6 million for the six months ended June 30, 2021 and 2020, respectively. Interest credited to policyholders increased $7.0 million from the increase in annuity deposit base due to sales. Life benefits increased $1.3 million primarily due to increased mortality on the final expense product partially attributable to COVID-19. Benefits on remaining products increased $0.2 million. This was offset by a $ 4.0 million decrease in Medicare supplement benefits from fewer policies in force.

Amortization of DAC, SIA and VOBA were $15.6 million and $12.4 million for the six months ended June 30, 2021 and 2020, respectively The increase in the Annuity DAC amortization resulted from a higher asset base supported by additional sales. DAC amortization on life policies also increased from higher policy lapses and increased death benefits. This was partially offset by a decrease in Medicare supplement DAC Amortization from a decline in the in-force.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $10.0 million and $8.0 million for the six months ended June 30, 2021 and 2020, respectively.

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

As of September 30, 2021, cash and cash equivalents totaled $2,430.2 million, compared with $1,194.0 million as of March 31, 2021. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of September 30, 2021 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$2,393,762	$7,293	$29,178
Other financial assets	188,239	473,971	3,060,608
Debt obligations	5,324,373	–	10,905

(a) As of June 30, 2021

As of September 30, 2021, Moving and Storage had additional cash available under existing credit facilities of $92.0 million.   The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $516.8 million in the first six months of fiscal 2022 compared with the first six months of fiscal 2021. The increase was primarily due to improved operations and the receipt of $243 million of federal income tax refunds.

Net cash used in investing activities increased $652.4 million in the first six months of fiscal 2022, compared with the first six months of fiscal 2021. Purchases of property, plant and equipment increased $377.4 million. Reinvestment in the rental fleet was less than originally anticipated due to delays in receiving new equipment from manufacturers during the first six months of fiscal 2022; however, the level of reinvestment in the rental fleet has increased in comparison to the first six months of fiscal 2021.   Cash from the sales of property, plant and equipment decreased $7.4 million largely due to reduced fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $263.9 million due to increased investment purchases.

Net cash provided by financing activities increased $659.4 million in the first six months of fiscal 2022, as compared with the first six months of fiscal 2021. This was due to a combination of decreased debt payments of $159.7 million, decreased finance lease repayments of $35.2 million, an increase in cash from borrowings of $401.3 million, an increase in net annuity deposits from Life Insurance of $71.6 million and an increase in dividends paid of $9.8 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2022 the Company will reinvest in its truck and trailer rental fleet approximately $550 million, net of equipment sales and excluding any lease buyouts. Through the first six months of fiscal 2022, the Company invested, net of sales, approximately $248 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2022 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment and the used-truck sales market. We anticipate that the fiscal 2022 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options. Based upon interactions with our existing lenders, the Company does not believe that COVID-19 will materially inhibit our ability to obtain financing for the purchases of rental equipment in fiscal 2022. Should the situation severely worsen this belief could change.

Real Estate has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds along with borrowings. For the first six months of fiscal 2022, the Company invested $444 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2022, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and any lingering effects of COVID-19. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $732.7 million and $347.9 million for the first six months of fiscal 2022 and 2021, respectively. The components of our net capital expenditures are provided in the following table:

	Six Months Ended September 30
	2021	2020
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$564,331	$397,779
Equipment lease buyouts	–	11,477
Purchases of real estate, construction and renovations	444,334	225,991
Other capital expenditures	31,023	27,012
Gross capital expenditures	1,039,688	662,259
Less: Sales of property, plant and equipment	(306,946)	(314,335)
Net capital expenditures	$732,742	$347,924

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

Property and Casualty Insurance’s stockholder’s equity was $279.1 million and $262.6 million at June 30, 2021 and December 31, 2020, respectively. The increase resulted from net earnings of $19.3 million and a decrease in other comprehensive income of $2.8 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net deposits as of June 30, 2021 were $83.4 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $459.0 million and $479.2 million as of June 30, 2021 and December 31, 2020, respectively. The decrease resulted from net earnings of $8.1 million and a decrease in other comprehensive income of $28.3 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of June 30, 2021, Oxford had outstanding deposits of $65.5 million in the FHLB.   For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $1,472.3 million and $965.2 million for the first six months of fiscal 2022 and 2021, respectively. The increase was primarily due to improved operations and the receipt of $243 million of federal income tax refunds.

Property and Casualty Insurance

Net cash provided by operating activities were $13.9 million and $3.1 million for the first six months ended June 30, 2021 and 2020, respectively. The increase was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $19.6 million and $12.9 million at June 30, 2021 and December 31, 2020, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $32.9 million and $34.1 million for the first six months ended June 30, 2021 and 2020, respectively. The decrease in operating cash flows was primarily due to a reduction in collected premiums and an increase in paid benefits, expenses and federal income taxes, partially offset by the increase in collected investment income.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of June 30, 2021 and December 31, 2020, cash and cash equivalents and short-term investments amounted to $29.2 million and $178.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

As a result of the federal income tax provisions of the CARES Act, we have filed applicable forms with the IRS to carryback net operating losses. These refund claims total approximately $366 million, of which we have received approximately $243 million in the first six months of fiscal 2022, are reflected in Prepaid expense. These amounts are expected to provide us additional liquidity whenever received. It is possible future legislation could negatively impact our ability to receive these tax refunds.

Our borrowing strategy is primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of September 30, 2021, we had available borrowing capacity under existing credit facilities of $92.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of September 30, 2021:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$85,000	$(1,011)	6/28/2019	6/15/2022	1.76%	1 Month LIBOR
75,000	(946)	6/28/2019	6/30/2022	1.78%	1 Month LIBOR
75,000	(1,336)	6/28/2019	10/31/2022	1.76%	1 Month LIBOR

As of September 30, 2021, we had $1,136.6 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $9.0 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. At June 30, 2021 and December 31, 2020, these derivative hedges had a net market value of $5.8 million and $6.6 million, with notional amounts of $246.6 million and $282.7   million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.2% and 4.7% of our revenue was generated in Canada during the first six months of fiscal 2022 and 2021, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” of our most recent annual report on Form 10-K for the year ended March 31, 2021, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” in our MD&A of this quarterly report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding of our operations and financial conditions. The risks described in our Form 10-K and herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Below we set forth material updates to the risk factors contained in “Item 1A. Risk Factors” of our most recently filed Form 10-K:

Existing, proposed and potential future new regulations concerning mandatory COVID-19 vaccinations of employees and/or customers could have a material adverse impact on our business and results of operations.

On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to produce a negative test at least once a week. The Department of Labor’s Occupational Safety and Health Administration is drafting an emergency regulation to carry out this mandate, which is expected to take effect this year.   Various other state and local jurisdictions have enacted or are contemplating similar mandates.   The details of how these mandates will be enacted are unclear.

It is currently not possible to predict the impact the new regulations would have on us. Mandated vaccinations or required frequent testing may result in employee attrition or difficulty hiring new employees which could have a material adverse effect on our business and results of operations.

Changes to existing United States federal tax laws could adversely impact our financial position and results of operations.

Changes to tax policy, corporate tax rates or interpretations of existing tax law could change our effective tax rate, reduce future expected tax deductions and increase current and future federal income tax payments.   Congress and the Biden administration have proposed increases to the current U.S. corporate income tax rate of 21%.   Any such changes could adversely impact our financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
10.1	Note Purchase Agreement, dated September 29, 2021, among AMERCO and the purchasers named therein.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255
10.2	Form of AMERCO 2.43% Senior Note, Series A due September 30, 2029	Included as a part of Exhibit 10.1

10.3	Form of AMERCO 2.51% Senior Note, Series A due September 30, 2029	Included as a part of Exhibit 10.1
10.4	Form of AMERCO 2.63% Senior Note, Series A due September 30, 2029	Included as a part of Exhibit 10.1
10.5	Form of AMERCO 2.78% Senior Note, Series A due September 30, 2029	Included as a part of Exhibit 10.1
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date: November 3, 2021	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: November 3, 2021	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2021	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)