Form 10-Q
period 2021-12-31
AMERCO /NV/
filed 2022-02-09
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2021

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at February 4, 2022.

Part i Financial information

Item 1. Financial Statements

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED balance sheets

	December 31,	March 31,
	2021	2021
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,327,462	$1,194,012
Reinsurance recoverables and trade receivables, net	230,437	224,426
Inventories and parts, net	166,588	105,577
Prepaid expenses	211,449	469,144
Investments, fixed maturities and marketable equities	2,795,442	2,695,656
Investments, other	602,371	489,759
Deferred policy acquisition costs, net	101,770	89,749
Other assets	41,146	47,730
Right of use assets - financing, net	692,814	877,038
Right of use assets - operating, net	79,450	92,505
Related party assets	56,231	35,395
	7,305,160	6,320,991
Property, plant and equipment, at cost:
Land	1,264,742	1,075,813
Buildings and improvements	5,726,481	5,163,705
Furniture and equipment	841,957	786,505
Rental trailers and other rental equipment	569,150	477,921
Rental trucks	4,425,113	3,909,724
	12,827,443	11,413,668
Less: Accumulated depreciation	(3,544,525)	(3,083,053)
Total property, plant and equipment, net	9,282,918	8,330,615
Total assets	$16,588,078	$14,651,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$634,795	$645,575
Notes, loans and finance leases payable, net	5,397,856	4,668,907
Operating lease liability	79,334	92,510
Policy benefits and losses, claims and loss expenses payable	1,003,895	997,701
Liabilities from investment contracts	2,302,591	2,161,530
Other policyholders' funds and liabilities	9,610	12,420
Deferred income	43,352	42,592
Deferred income taxes, net	1,301,229	1,178,489
Total liabilities	10,772,662	9,799,724

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of December 31 and March 31, 2021	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2021	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $ 0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2021	–	–
Common stock, with $ 0.25 par value, 250,000,000 shares authorized:
Common stock of $ 0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of December 31 and March 31, 2021	10,497	10,497
Additional paid-in capital	453,819	453,819
Accumulated other comprehensive income	63,264	106,857
Retained earnings	5,965,486	4,958,359
Cost of common stock in treasury, net ( 22,377,912 shares as of December 31 and March 31, 2021)	(525,653)	(525,653)
Cost of preferred stock in treasury, net ( 6,100,000 shares as of December 31 and March 31, 2021)	(151,997)	(151,997)
Total stockholders' equity	5,815,416	4,851,882
Total liabilities and stockholders' equity	$16,588,078	$14,651,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$975,552	$808,215
Self-storage revenues	159,424	123,024
Self-moving and self-storage products and service sales	75,402	74,586
Property management fees	9,651	8,765
Life insurance premiums	27,010	29,993
Property and casualty insurance premiums	25,618	19,933
Net investment and interest income	31,184	35,580
Other revenue	100,495	69,886
Total revenues	1,404,336	1,169,982

Costs and expenses:
Operating expenses	658,095	539,942
Commission expenses	105,155	86,891
Cost of sales	57,042	45,752
Benefits and losses	47,266	45,631
Amortization of deferred policy acquisition costs	7,947	6,572
Lease expense	7,394	7,522
Depreciation, net of gains on disposal of ($71,582 and $10,952, respectively)	103,736	152,602
Net losses on disposal of real estate	977	1,124
Total costs and expenses	987,612	886,036

Earnings from operations	416,724	283,946
Other components of net periodic benefit costs	(280)	(247)
Interest expense	(44,042)	(42,128)
Fees on early extinguishment of debt	(956)	–
Pretax earnings	371,446	241,571
Income tax expense	(89,980)	(58,586)
Earnings available to common stockholders	$281,466	$182,985
Basic and diluted earnings per common stock	$14.35	$9.33
Weighted average common stock outstanding: Basic and diluted	19,607,788	19,607,788

Related party revenues for the third quarter of fiscal 2022 and 2021, net of eliminations, were $9.7 million and $8.8 million, respectively.

Related party costs and expenses for the third quarter of fiscal 2022 and 2021, net of eliminations, were $21.7 million and $18.8 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$3,189,990	$2,393,530
Self-storage revenues	450,302	347,252
Self-moving and self-storage products and service sales	272,478	264,564
Property management fees	26,847	23,952
Life insurance premiums	84,628	91,958
Property and casualty insurance premiums	64,986	49,536
Net investment and interest income	102,963	85,895
Other revenue	349,252	225,440
Total revenues	4,541,446	3,482,127

Costs and expenses:
Operating expenses	1,968,698	1,606,687
Commission expenses	346,200	255,431
Cost of sales	193,448	159,516
Benefits and losses	139,194	130,660
Amortization of deferred policy acquisition costs	23,520	19,012
Lease expense	22,482	20,995
Depreciation, net of gains on disposal of ($157,980 and $40,083, respectively)	361,201	455,711
Net (gains) losses on disposal of real estate	(2,930)	4,293
Total costs and expenses	3,051,813	2,652,305

Earnings from operations	1,489,633	829,822
Other components of net periodic benefit costs	(840)	(740)
Interest expense	(122,765)	(122,174)
Fees on early extinguishment of debt	(956)	–
Pretax earnings	1,365,072	706,908
Income tax expense	(328,533)	(169,832)
Earnings available to common stockholders	$1,036,539	$537,076
Basic and diluted earnings per common stock	$52.86	$27.39
Weighted average common stock outstanding: Basic and diluted	19,607,788	19,607,788

Related party revenues for the first nine months of fiscal 2022 and 2021, net of eliminations, were $26.8 million and $24.0 million, respectively.

Related party costs and expenses for the first nine months of fiscal 2022 and 2021, net of eliminations, were $72.3 million and $55.9 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended December 31, 2021	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$371,446	$(89,980)	$281,466
Other comprehensive income (loss):
Foreign currency translation	112	–	112
Unrealized net loss on investments	(15,187)	3,195	(11,992)
Change in fair value of cash flow hedges	235	(57)	178
Amounts reclassified into earnings on hedging activities	1,007	(248)	759
Total other comprehensive income (loss)	(13,833)	2,890	(10,943)

Total comprehensive income	$357,613	$(87,090)	$270,523
Quarter Ended December 31, 2020	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$241,571	$(58,586)	$182,985
Other comprehensive income (loss):
Foreign currency translation	(2,566)	–	(2,566)
Unrealized net gain on investments	12,074	(2,514)	9,560
Change in fair value of cash flow hedges	35	(9)	26
Amounts reclassified into earnings on hedging activities	972	(238)	734
Total other comprehensive income (loss)	10,515	(2,761)	7,754

Total comprehensive income	$252,086	$(61,347)	$190,739

Nine Months Ended December 31, 2021	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$1,365,072	$(328,533)	$1,036,539
Other comprehensive income (loss):
Foreign currency translation	(2,288)	–	(2,288)
Unrealized net loss on investments	(55,113)	11,476	(43,637)
Change in fair value of cash flow hedges	93	(22)	71
Amounts reclassified into earnings on hedging activities	2,997	(736)	2,261
Total other comprehensive income (loss)	(54,311)	10,718	(43,593)

Total comprehensive income	$1,310,761	$(317,815)	$992,946
Nine Months Ended December 31, 2020	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$706,908	$(169,832)	$537,076
Other comprehensive income (loss):
Foreign currency translation	(5,193)	–	(5,193)
Unrealized net gain on investments	68,298	(13,398)	54,900
Change in fair value of cash flow hedges	(624)	153	(471)
Amounts reclassified into earnings on hedging activities	2,680	(658)	2,022
Total other comprehensive income (loss)	65,161	(13,903)	51,258

Total comprehensive income	$772,069	$(183,735)	$588,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of September 30, 2021	$10,497	$453,819	$74,207	$5,693,824	$(525,653)	$(151,997)	$5,554,697
Foreign currency translation	–	–	112	–	–	–	112
Unrealized net loss on investments, net of tax	–	–	(11,992)	–	–	–	(11,992)
Change in fair value of cash flow hedges, net of tax	–	–	178	–	–	–	178
Amounts reclassified into earnings on hedging activities	–	–	759	–	–	–	759
Net earnings	–	–	–	281,466	–	–	281,466
Common stock dividends: ($ 0.50 per share for fiscal 2022)	–	–	–	(9,804)	–	–	(9,804)
Net activity	–	–	(10,943)	271,662	–	–	260,719
Balance as of December 31, 2021	$10,497	$453,819	$63,264	$5,965,486	$(525,653)	$(151,997)	$5,815,416

Balance as of September 30, 2020	$10,497	$453,819	$78,156	$4,740,809	$(525,653)	$(151,997)	$4,605,631
Foreign currency translation	–	–	(2,566)	–	–	–	(2,566)
Unrealized net gain on investments, net of tax	–	–	9,560	–	–	–	9,560
Change in fair value of cash flow hedges, net of tax	–	–	26	–	–	–	26
Amounts reclassified into earnings on hedging activities	–	–	734	–	–	–	734
Net earnings	–	–	–	182,985	–	–	182,985
Common stock dividends: ($ 2.00 per share for fiscal 2021)	–	–	–	(39,215)	–	–	(39,215)
Net activity	–	–	7,754	143,770	–	–	151,524
Balance as of December 31, 2020	$10,497	$453,819	$85,910	$4,884,579	$(525,653)	$(151,997)	$4,757,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2021	$10,497	$453,819	$106,857	$4,958,359	$(525,653)	$(151,997)	$4,851,882
Foreign currency translation	–	–	(2,288)	–	–	–	(2,288)
Unrealized net loss on investments, net of tax	–	–	(43,637)	–	–	–	(43,637)
Change in fair value of cash flow hedges, net of tax	–	–	71	–	–	–	71
Amounts reclassified into earnings on hedging activities	–	–	2,261	–	–	–	2,261
Net earnings	–	–	–	1,036,539	–	–	1,036,539
Common stock dividends: ($ 1.50 per share for fiscal 2022)	–	–	–	(29,412)	–	–	(29,412)
Net activity	–	–	(43,593)	1,007,127	–	–	963,534
Balance as of December 31, 2021	$10,497	$453,819	$63,264	$5,965,486	$(525,653)	$(151,997)	$5,815,416

Balance as of March 31, 2020	$10,497	$453,819	$34,652	$4,399,402	$(525,653)	$(151,997)	$4,220,720
Adjustment for adoption of ASU 2016-13	–	–	–	(2,880)	–	–	(2,880)
Foreign currency translation	–	–	(5,193)	–	–	–	(5,193)
Unrealized net gain on investments, net of tax	–	–	54,900	–	–	–	54,900
Change in fair value of cash flow hedges, net of tax	–	–	(471)	–	–	–	(471)
Amounts reclassified into earnings on hedging activities	–	–	2,022	–	–	–	2,022
Net earnings	–	–	–	537,076	–	–	537,076
Common stock dividends: ($ 2.50 per share for fiscal 2021)	–	–	–	(49,019)	–	–	(49,019)
Net activity	–	–	51,258	485,177	–	–	536,435
Balance as of December 31, 2020	$10,497	$453,819	$85,910	$4,884,579	$(525,653)	$(151,997)	$4,757,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of cash flows

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,036,539	$537,076
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	519,181	495,794
Amortization of deferred policy acquisition costs	23,520	19,012
Amortization of premiums and accretion of discounts related to investments, net	14,486	10,197
Amortization of debt issuance costs	4,200	4,645
Interest credited to policyholders	47,181	38,672
Change in allowance for losses on trade receivables	1,243	(574)
Change in allowance for inventories and parts reserves	9,799	3,259
Net gains on disposal of personal property	(157,980)	(40,083)
Net (gains) losses on disposal of real estate	(2,930)	4,293
Net gains on sales of investments	(3,495)	(5,644)
Net (gains) losses on equity investments	(3,695)	669
Deferred income taxes	130,760	117,025
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(7,371)	(39,499)
Inventories and parts	(70,796)	(6,349)
Prepaid expenses	257,591	112,428
Capitalization of deferred policy acquisition costs	(25,703)	(24,903)
Other assets	1,178	30,120
Related party assets	(18,683)	(20,794)
Accounts payable and accrued expenses	33,258	97,151
Policy benefits and losses, claims and loss expenses payable	6,411	14,096
Other policyholders' funds and liabilities	(2,810)	24,677
Deferred income	(526)	6,851
Related party liabilities	(2,207)	(1,566)
Net cash provided by operating activities	1,789,151	1,376,553

Cash flows from investing activities:
Escrow deposits	5,695	(1,978)
Purchases of:
Property, plant and equipment	(1,652,984)	(961,995)
Short term investments	(31,074)	(38,790)
Fixed maturities investments	(448,283)	(352,307)
Equity securities	(1,380)	(838)
Preferred stock	(8,000)	(16,144)
Real estate	(190)	(274)
Mortgage loans	(131,633)	(92,281)
Proceeds from sales and paydowns of:
Property, plant and equipment	483,783	434,860
Short term investments	20,669	38,830
Fixed maturities investments	284,347	331,407
Equity securities	2,026	72
Preferred stock	2,000	1,200
Mortgage loans	28,064	4,744
Net cash used by investing activities	(1,446,960)	(653,494)

Cash flows from financing activities:
Borrowings from credit facilities	1,202,412	790,532
Principal repayments on credit facilities	(333,419)	(568,068)
Payment of debt issuance costs	(8,006)	(5,020)
Finance lease payments	(129,150)	(173,520)
Common stock dividends paid	(29,412)	(49,019)
Net contribution from related party	–	22,600
Investment contract deposits	271,657	326,055
Investment contract withdrawals	(177,777)	(169,008)
Net cash provided by financing activities	796,305	174,552

Effects of exchange rate on cash	(5,046)	6,877

Increase in cash and cash equivalents	1,133,450	904,488
Cash and cash equivalents at the beginning of period	1,194,012	494,352
Cash and cash equivalents at the end of period	$2,327,462	$1,398,840

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

The condensed consolidated balance sheet as of December 31, 2021 and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity for the third quarter and first nine months of fiscal 2022 and 2021 and cash flows for the first nine months of fiscal 2022 and 2021 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 26.6 million and $ 27.7 million as of December 31, 2021 and March 31, 2021, respectively.

Available-for-Sale Investments

Available-for-sale investments as of December 31, 2021 were as follows:

	Cost Amortized	Unrealized Gains Gross		Unrealized Losses More than 12 Months Gross		Unrealized Losses Less than 12 Months Gross	Allowance for Expected Credit Losses	Market Value Estimated
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$118,140	$9,039		$–		$(678)	$–	$126,501
U.S. government agency mortgage-backed securities	57,083	370		–		(2,439)	–	55,014
Obligations of states and political subdivisions	191,141	16,734		(80)		(474)	–	207,321
Corporate securities	2,029,477	157,250		(26)		(5,818)	–	2,180,883
Mortgage-backed securities	163,430	10,003		(1)		–	–	173,432
	$2,559,271	$193,396	$	(107)	$	(9,409)	$–	$2,743,151

Available-for-sale investments as of March 31, 2021 were as follows:

	Cost Amortized	Unrealized Gains Gross		Unrealized Losses More than 12 Months Gross		Unrealized Losses Less than 12 Months Gross		Allowance for Expected Credit Losses	Market Value Estimated

	(In thousands)
U.S. treasury securities and government obligations	$92,429	$12,941		$–		$–		$–	$105,370
U.S. government agency mortgage-backed securities	61,427	911		(1)		(132)		–	62,205
Obligations of states and political subdivisions	230,521	25,249		(59)		(3)		–	255,708
Corporate securities	1,846,507	199,447		(163)		(641)		(1,319)	2,043,831
Mortgage-backed securities	174,728	11,706		(1)		(8)		–	186,425
	$2,405,612	$250,254	$	(224)	$	(784)	$	(1,319)	$2,653,539

We sold available-for-sale securities with a fair value of $278.8 million during the first nine months of fiscal 2022. The gross realized gains on these sales totaled $4.7 million. The gross realized losses on these sales totaled $3.0 million.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during the first nine months as of December 31, 2021.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	December 31, 2021		March 31, 2021
	Cost Amortized	Market Value Estimated	Cost Amortized	Market Value Estimated
	(Unaudited)
	(In thousands)
Due in one year or less	$69,891	$71,172	$90,142	$91,190
Due after one year through five years	572,812	609,255	562,442	601,818
Due after five years through ten years	677,891	745,523	672,733	754,536
Due after ten years	1,075,247	1,143,769	905,567	1,019,570
	2,395,841	2,569,719	2,230,884	2,467,114

Mortgage-backed securities	163,430	173,432	174,728	186,425
	$2,559,271	$2,743,151	$2,405,612	$2,653,539

As of December 31, 2021 and March 31, 2021, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

	December 31, 2021		March 31, 2021
	Amortized Cost	Value Estimated Market	Amortized Cost	Value Estimated Market
	(Unaudited)
	(In thousands)

Common stocks	$9,775	$24,179	$9,775	$20,440
Non-redeemable preferred stocks	26,054	28,112	20,034	21,677
	$35,829	$52,291	$29,809	$42,117

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

							December 31,	March 31,
	2022 Rates			Maturities			2021	2021
							(Unaudited)
							(In thousands)
Real estate loan (amortizing term)			1.61%			2023	$51,925	$82,913
Senior mortgages	2.70%	-	5.50%	2022	-	2042	2,199,110	2,125,324
Real estate loans (revolving credit) (a)	1.34%	-	3.14%	2023	-	2025	535,000	535,000
Fleet loans (amortizing term)	1.61%	-	4.66%	2022	-	2028	136,790	176,295
Fleet loans (revolving credit)	1.25%		2.36%	2024	-	2026	550,000	535,000
Finance leases (rental equipment)	1.92%	-	5.04%	2022	-	2026	384,505	513,623
Finance liability (rental equipment)	1.60%	-	4.22%	2024	-	2029	886,254	644,375
Private placements	2.43%		2.78%	2029	-	2033	600,000	–
Other obligations	1.50%	-	8.00%	2022	-	2049	87,777	86,085
Notes, loans and finance leases payable							5,431,361	4,698,615
Less: Debt issuance costs							(33,505)	(29,708)
Total notes, loans and finance leases payable, net							$5,397,856	$4,668,907

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

The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of December 31, 2021, the applicable LIBOR was 0.11% and the applicable margin was 1.50%, the sum of which was 1.61%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.70% and 5.50%. The weighted average interest rate of these loans as of December 31, 2021 was 4.06%.  Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $ 385.0 million. As of December 31, 2021, the outstanding balance of these loans in the aggregate was $ 385.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of December 31, 2021, the applicable LIBOR was between 0.09% and 0.10% and the margin was between 1.25 % and 1.50%, the sum of which was between 1.34 % and 1.59%. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants.

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $ 200.0 million, which can be increased to $ 300.0 million by bringing in other lenders. As of December 31, 2021, the outstanding balance was $ 150.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of December 31, 2021, the applicable LIBOR was 0.09 % and the margin was 1.38%, the sum of which was 1.47%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30 % fee charged for unused capacity.

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

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 590.0 million. The outstanding balance for these revolvers is $ 550.0 million. The interest rates, per the provision of the loan agreements, in aggregate of $ 375.0 million, are the applicable LIBOR plus the applicable margin. As of December 31, 2021, the applicable LIBOR was between 0.09 % and 0.10 % and the margin was between 1.15 % and 1.25%, the sum of which was between 1.25 % and 1.34%. Of this $375.0 million outstanding, $100.0 million is fixed with an interest rate of 2.36%.   The other loan of $175.0 million uses the Secured Overnight Funding Rate which interest rate was 0.05% plus a margin of 1.25% totaling 1.30% as of December 31, 2021.   Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly.

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment The agreements are generally seven (7) year terms with interest rates ranging from 1.92% to 5.04%.  All of our finance leases are collateralized by our rental fleet. The net book value of the corresponding rental equipment was $692.8 million and $877.0 million as of December 31, 2021 and March 31, 2021, respectively. There were no new financing leases, as assessed under the new leasing guidance, entered into during the nine months ended December 31, 2021.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions and we assess if sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.   We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, sale-leasebacks are accounted for as a financial liability and the leased assets are capitalized at cost.     Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.60 % to 4.22%. These finance liabilities are collateralized by our rental fleet.

Private Placements

In September 2021, AMERCO entered into a note purchase agreement to issue $ 600.0 million of fixed rate senior unsecured notes in a private placement offering.   These notes consist of four tranches each totaling $ 150.0 million and funded in September 2021.   The fixed interest rates range between 2.43 % and 2.78%.   Interest is payable semiannually.

In December 2021, AMERCO entered into a note purchase agreement to issue $ 600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes funded on January 27, 2022. These notes consist of three tranches each totaling $ 100.0 million and two tranches each totaling $ 150.0 million.   The fixed interest rates range between 2.55 % and 2.88 % with maturities between 2030 and 2035 .   Interest is payable semiannually.

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

As of December 31, 2021, the aggregate outstanding principal balance of the U-Notes ® issued was $ 90.1 million, of which $ 2.3 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 1.50 % and 8.00 % and maturity dates range between 2022 and 2049 .

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of September 30, 2021, the deposits had an aggregate balance of $ 60.0 million, for which Oxford pays fixed interest rates between 0.49 % and 1.72 % with maturities between September 30, 2022 and September 29, 2025. As of September 30, 2021, available-for-sale investments held with the FHLB totaled $ 110.0 million, of which $ 66.5 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, as of December 31, 2021 for the next five years and thereafter are as follows:

	Year Ending December 31,
	2022	2023	2024	2025	2026	Thereafter
	(Unaudited)
	(In thousands)
Notes, loans and finance leases payable, secured	$515,591	$611,940	$1,084,053	$539,695	$661,676	$2,018,406

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
Interest expense	$43,850	$41,371
Capitalized interest	(2,222)	(2,105)
Amortization of transaction costs	1,407	1,890
Interest expense resulting from cash flow hedges	1,007	972
Total interest expense	44,042	42,128
Fees on early extinguishment of debt	956	–
Total	$44,998	$42,128

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
Interest expense	$122,589	$124,882
Capitalized interest	(6,974)	(10,033)
Amortization of transaction costs	4,153	4,645
Interest expense resulting from cash flow hedges	2,997	2,680
Total interest expense	122,765	122,174
Fees on early extinguishment of debt	956	–
Total	$123,721	$122,174

Interest paid in cash, including payments related to derivative contracts, amounted to $ 35.4 million and $ 38.4 million for the third quarter of fiscal 2022 and 2021, respectively, and $ 106.9 million and $ 116.9 million for the first nine months of fiscal 2022 and 2021, respectively.

Interest Rates

Interest rates and Company borrowings were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	1.38%	1.66%
Interest rate at the end of the period	1.39%	1.65%
Maximum amount outstanding during the period	$1,085,000	$1,082,000
Average amount outstanding during the period	$1,081,283	$1,057,380
Facility fees	$66	$91

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	Revolving Credit Activity
	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	1.38%	1.65%
Interest rate at the end of the period	1.39%	1.65%
Maximum amount outstanding during the period	$1,093,000	$1,175,000
Average amount outstanding during the period	$1,081,571	$1,092,382
Facility fees	$198	$185

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the condensed consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	December 31, 2021	March 31, 2021
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments:
Assets	$–	$–
Liabilities	$2,051	$5,141
Notional amount	$235,000	$235,000

		The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

		December 31, 2021		December 31, 2020
		(Unaudited)
		(In thousands)
(Gain) loss recognized in AOCI on interest rate contracts		$(1,242)		$(1,007)
(Gain) loss reclassified from AOCI into income	$	(1,007)	$	(972)

Gains or losses recognized in income on interest rate derivatives are recorded as interest expense in the condensed consolidated statements of operations. During the first nine months of fiscal 2022, we recognized a decrease in the fair value of our cash flow hedges of $0.1 million, net of taxes. During the first nine months of fiscal 2022, we reclassified $2.3 million from accumulated other comprehensive income (loss) (“AOCI”) to interest expense. As of December 31, 2021, we expect to reclassify $2.3 million of net losses on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of September 30, 2021 and December 31, 2020, these derivative hedges had a net market value of $ 6.6 million and $ 6.6 million, with notional amounts of $ 399.1 million and $ 282.7 million, respectively. The change in the fair value of these derivative hedges that was recognized in earnings was a gain of ($0.8) million for the quarter ended September 30, 2021 and a loss of $44 thousand for the nine months ended September 30, 2021. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

Although the call options are employed to be effective hedges against our policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under GAAP. Accordingly, the changes in fair value of the call options are recognized each reporting date as a component of net investment and interest income. The change in fair value of the call options include the gains or losses recognized at the expiration of the option term and the changes in the fair value for open contracts.

6. Accumulated Other Comprehensive Income (Loss)

A summary of AOCI components, net of tax, were as follows:

		Foreign Currency Translation	Unrealized Net Gain on Investments		Fair Market Value of Cash Flow Hedges		Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
		(Unaudited)
		(In thousands)
Balance as of March 31, 2021		$(52,929)	$167,653		$(3,879)		$(3,988)	$106,857
Foreign currency translation		(2,288)	–		–		–	(2,288)
Unrealized net loss on investments		–	(43,637)		–		–	(43,637)
Change in fair value of cash flow hedges		–	–		71		–	71
Amounts reclassified into earnings on hedging activities		–	–		2,261		–	2,261
Other comprehensive income (loss)		(2,288)	(43,637)		2,332		–	(43,593)
Balance as of December 31, 2021	$	(55,217)	$124,016	$	(1,547)	$	(3,988)	$63,264

7. Stockholders’ Equity

The following table lists the dividends that have been declared and issued for fiscal 2022:

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

June 9, 2021	$0.50	June 24, 2021	July 8, 2021
August 19, 2021	$0.50	September 7, 2021	September 21, 2021
October 6, 2021	$0.50	October 18, 2021	October 29, 2021

As of December 31, 2021, no awards had been issued under the 2016 AMERCO Stock Option Plan.

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

Our equipment sale/leaseback transactions are classified as financing leases, and therefore the transactions do not qualify as a sale.   New sale leaseback transactions that fail to qualify as a sale are accounted for as a financial liability.   Please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements for additional information.

The following tables show the components of our ROU assets:

	As of December 31, 2021
	Finance	Operating	Total
	(Unaudited)
	(In thousands)

Buildings and improvements	$–	$136,213	$136,213
Furniture and equipment	14,732	–	14,732
Rental trailers and other rental equipment	173,940	–	173,940
Rental trucks	1,243,830	–	1,243,830
Right-of-use assets, gross	1,432,502	136,213	1,568,715
Less: Accumulated depreciation	(739,688)	(56,763)	(796,451)
Right-of-use assets, net	$692,814	$79,450	$772,264

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

As of   December 31, 2021 and March 31, 2021, we had finance leases for the ROU assets, net of $ 384.5 million and $ 513.6 million, respectively and operating leases of $ 79.3 million and $ 92.5 million, respectively.

	Finance leases
	December 31,	March 31,
	2021	2021
	(Unaudited)
Weighted average remaining lease term (years)	3	3
Weighted average discount rate	3.7%	3.6%

	Operating leases
	December 31,	March 31,
	2021	2021
	(Unaudited)
Weighted average remaining lease term (years)	16	14.7
Weighted average discount rate	4.6%	4.6%

For the first nine months ended December 31, 2021 and 2020, cash paid for leases included in our operating cash flow activities were $ 22.6 million and $ 22.0 million, respectively, and our financing cash flow activities were $ 129.2 million and $ 173.5 million, respectively.   Non-cash activities of ROU assets in exchange for lease liabilities were $3.5 million and $5.9 million for the first nine months of fiscal 2022 and 2021, respectively.

The components of lease costs were as follows:

	Nine Months Ended
	December 31, 2021	December 31, 2020
	(Unaudited)
	(In thousands)

Operating lease costs	$24,018	$22,564

Finance lease cost:
Amortization of ROU assets	$90,056	$116,002
Interest on lease liabilities	14,290	17,448
Total finance lease cost	$104,346	$133,450

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending December 31,	(In thousands)

2022	$142,702	$23,774
2023	122,157	22,123
2024	85,912	14,404
2025	48,427	4,974
2026	12,197	3,135
Thereafter	–	60,040
Total lease payments	411,395	128,450
Less: imputed interest	(26,890)	(49,116)
Present value of lease liabilities	$384,505	$79,334

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

CARES Act

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. As a result of the federal income tax provisions of the CARES Act, we have filed applicable forms with the Internal Revenue Service (“IRS”) to carryback net operating losses.  These refund claims total approximately $366 million, of which we have received approximately $243 million in the first nine months of fiscal 2022, and are reflected in Prepaid expense.  As refunds are received, they will reduce this amount. We have estimated and recorded the overall effects of the CARES Act and do not anticipate a material change. It is possible future legislation could reduce or delay our ability to carryback these losses.

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

Related Party Revenue

	Quarter Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$6,972	$6,350
U-Haul management fee revenue from Mercury	2,679	2,415
	$9,651	$8,765

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$21,580	$19,142
U-Haul management fee revenue from Mercury	5,267	4,810
	$26,847	$23,952

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4 % and 10 % of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $ 27.1 million and $ 24.5 million from the above-mentioned entities during the first nine months of fiscal 2022 and 2021, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.   Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

Related Party Costs and Expenses

	Quarter Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$604	$658
U-Haul commission expenses to Blackwater	21,086	18,099
	$21,690	$18,757

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,841	$1,973
U-Haul commission expenses to Blackwater	70,502	53,964
	$72,343	$55,937

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of December 31, 2021, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 21.6 million, expenses of $ 1.8 million and cash flows of $ 19.8 million during the first nine months of fiscal 2022. Revenues and commission expenses related to the Dealer Agreements were $ 335.3 million and $ 70.5 million, respectively, during the first nine months of fiscal 2022.

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

Related Party Assets

	December 31,	March 31,
	2021	2021
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$45,804	$27,116
U-Haul receivable from Mercury	9,845	9,632
Other (a)	582	(1,353)
	$56,231	$35,395

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

Consolidating balance sheets by industry segment as of December 31, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$2,254,215	$8,065	$65,182	$–		$2,327,462
Reinsurance recoverables and trade receivables, net	127,753	65,502	37,182	–		230,437
Inventories and parts, net	166,588	–	–	–		166,588
Prepaid expenses	211,449	–	–	–		211,449
Investments, fixed maturities and marketable equities	–	285,212	2,510,230	–		2,795,442
Investments, other	20,766	118,936	462,669	–		602,371
Deferred policy acquisition costs, net	–	–	101,770	–		101,770
Other assets	37,916	575	2,655	–		41,146
Right of use assets - financing, net	692,814	–	–	–		692,814
Right of use assets - operating, net	79,211	123	116	–		79,450
Related party assets	71,882	7,674	14,289	(37,614)	(c)	56,231
	3,662,594	486,087	3,194,093	(37,614)		7,305,160

Investment in subsidiaries	736,500	–	–	(736,500)	(b)	–

Property, plant and equipment, at cost:
Land	1,264,742	–	–	–		1,264,742
Buildings and improvements	5,726,481	–	–	–		5,726,481
Furniture and equipment	841,957	–	–	–		841,957
Rental trailers and other rental equipment	569,150	–	–	–		569,150
Rental trucks	4,425,113	–	–	–		4,425,113
	12,827,443	–	–	–		12,827,443
Less: Accumulated depreciation	(3,544,525)	–	–	–		(3,544,525)
Total property, plant and equipment, net	9,282,918	–	–	–		9,282,918
Total assets	$13,682,012	$486,087	$3,194,093	$(774,114)		$16,588,078

(a) Balances as of September 30, 2021
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of December 31, 2021, continued:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$625,504	$3,687	$5,604	$–		$634,795
Notes, loans and finance leases payable, net	5,397,856	–	–	–		5,397,856
Operating lease liability	79,086	124	124	–		79,334
Policy benefits and losses, claims and loss expenses payable	428,029	176,955	398,911	–		1,003,895
Liabilities from investment contracts	–	–	2,302,591	–		2,302,591
Other policyholders' funds and liabilities	–	3,759	5,851	–		9,610
Deferred income	43,352	–	–	–		43,352
Deferred income taxes, net	1,271,449	12,702	17,078	–		1,301,229
Related party liabilities	25,145	3,414	12,880	(41,439)	(c)	–
Total liabilities	7,870,421	200,641	2,743,039	(41,439)		10,772,662

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	59,439	18,405	101,787	(116,367)	(b)	63,264
Retained earnings	5,965,276	172,620	320,496	(492,906)	(b)	5,965,486
Cost of common stock in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred stock in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	5,811,591	285,446	451,054	(732,675)		5,815,416
Total liabilities and stockholders' equity	$13,682,012	$486,087	$3,194,093	$(774,114)		$16,588,078

(a) Balances as of September 30, 2021
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

Consolidating statement of operations by industry segment for the quarter ended December 31, 2021 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$977,052	$–	$–	$(1,500)	(c)	$975,552
Self-storage revenues	159,424	–	–	–		159,424
Self-moving and self-storage products and service sales	75,402	–	–	–		75,402
Property management fees	9,651	–	–	–		9,651
Life insurance premiums	–	–	27,010	–		27,010
Property and casualty insurance premiums	–	26,477	–	(859)	(c)	25,618
Net investment and interest income	666	3,343	28,182	(1,007)	(b)	31,184
Other revenue	99,385	–	1,225	(115)	(b)	100,495
Total revenues	1,321,580	29,820	56,417	(3,481)		1,404,336

Costs and expenses:
Operating expenses	642,900	12,198	5,465	(2,468)	(b,c)	658,095
Commission expenses	105,155	–	–	–		105,155
Cost of sales	57,042	–	–	–		57,042
Benefits and losses	–	7,892	39,374	–		47,266
Amortization of deferred policy acquisition costs	–	–	7,947	–		7,947
Lease expense	7,917	73	28	(624)	(b)	7,394
Depreciation, net of gains on disposal	103,736	–	–	–		103,736
Net losses on disposal of real estate	977	–	–	–		977
Total costs and expenses	917,727	20,163	52,814	(3,092)		987,612

Earnings from operations before equity in earnings of subsidiaries	403,853	9,657	3,603	(389)		416,724

Equity in earnings of subsidiaries	10,403	–	–	(10,403)	(d)	–

Earnings from operations	414,256	9,657	3,603	(10,792)		416,724
Other components of net periodic benefit costs	(280)	–	–	–		(280)
Interest expense	(44,311)	–	(120)	389	(b)	(44,042)
Fees on early extinguishment of debt	(956)	–	–	–		(956)
Pretax earnings	368,709	9,657	3,483	(10,403)		371,446
Income tax expense	(87,243)	(2,027)	(710)	–		(89,980)
Earnings available to common stockholders	$281,466	$7,630	$2,773	$(10,403)		$281,466

(a) Balances for the quarter ended September 30, 2021
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for the quarter ended December 31, 2020 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$809,371	$–	$–	$(1,156)	(c)	$808,215
Self-storage revenues	123,024	–	–	–		123,024
Self-moving and self-storage products and service sales	74,586	–	–	–		74,586
Property management fees	8,765	–	–	–		8,765
Life insurance premiums	–	–	29,993	–		29,993
Property and casualty insurance premiums	–	20,706	–	(773)	(c)	19,933
Net investment and interest income	524	5,934	30,092	(970)	(b)	35,580
Other revenue	69,011	–	992	(117)	(b)	69,886
Total revenues	1,085,281	26,640	61,077	(3,016)		1,169,982

Costs and expenses:
Operating expenses	526,884	10,072	5,027	(2,041)	(b,c)	539,942
Commission expenses	86,891	–	–	–		86,891
Cost of sales	45,752	–	–	–		45,752
Benefits and losses	–	4,908	40,723	–		45,631
Amortization of deferred policy acquisition costs	–	–	6,572	–		6,572
Lease expense	8,024	169	31	(702)	(b)	7,522
Depreciation, net of gains on disposal	152,602	–	–	–		152,602
Net losses on disposal of real estate	1,124	–	–	–		1,124
Total costs and expenses	821,277	15,149	52,353	(2,743)		886,036

Earnings from operations before equity in earnings of subsidiaries	264,004	11,491	8,724	(273)		283,946

Equity in earnings of subsidiaries	16,117	–	–	(16,117)	(d)	–

Earnings from operations	280,121	11,491	8,724	(16,390)		283,946
Other components of net periodic benefit costs	(247)	–	–	–		(247)
Interest expense	(42,401)	–	–	273	(b)	(42,128)
Pretax earnings	237,473	11,491	8,724	(16,117)		241,571
Income tax expense	(54,488)	(2,405)	(1,693)	–		(58,586)
Earnings available to common stockholders	$182,985	$9,086	$7,031	$(16,117)		$182,985

(a) Balances for the quarter ended September 30, 2020
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for the nine months ended December 31, 2021 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$3,193,594	$–	$–	$(3,604)	(c)	$3,189,990
Self-storage revenues	450,302	–	–	–		450,302
Self-moving and self-storage products and service sales	272,478	–	–	–		272,478
Property management fees	26,847	–	–	–		26,847
Life insurance premiums	–	–	84,628	–		84,628
Property and casualty insurance premiums	–	67,277	–	(2,291)	(c)	64,986
Net investment and interest income	2,021	15,538	88,448	(3,044)	(b)	102,963
Other revenue	346,591	–	2,985	(324)	(b)	349,252
Total revenues	4,291,833	82,815	176,061	(9,263)		4,541,446

Costs and expenses:
Operating expenses	1,927,060	31,779	16,063	(6,204)	(b,c)	1,968,698
Commission expenses	346,200	–	–	–		346,200
Cost of sales	193,448	–	–	–		193,448
Benefits and losses	–	16,679	122,515	–		139,194
Amortization of deferred policy acquisition costs	–	–	23,520	–		23,520
Lease expense	24,018	279	81	(1,896)	(b)	22,482
Depreciation, net of gains on disposal	361,201	–	–	–		361,201
Net gains on disposal of real estate	(2,930)	–	–	–		(2,930)
Total costs and expenses	2,848,997	48,737	162,179	(8,100)		3,051,813

Earnings from operations before equity in earnings of subsidiaries	1,442,836	34,078	13,882	(1,163)		1,489,633

Equity in earnings of subsidiaries	37,811	–	–	(37,811)	(d)	–

Earnings from operations	1,480,647	34,078	13,882	(38,974)		1,489,633
Other components of net periodic benefit costs	(840)	–	–	–		(840)
Interest expense	(123,568)	–	(360)	1,163	(b)	(122,765)
Fees on early extinguishment of debt	(956)	–	–	–		(956)
Pretax earnings	1,355,283	34,078	13,522	(37,811)		1,365,072
Income tax expense	(318,744)	(7,133)	(2,656)	–		(328,533)
Earnings available to common stockholders	$1,036,539	$26,945	$10,866	$(37,811)		$1,036,539

(a) Balances for the nine months ended September 30, 2021
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for the nine months ended December 31, 2020 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,396,098	$–	$–	$(2,568)	(c)	$2,393,530
Self-storage revenues	347,252	–	–	–		347,252
Self-moving and self-storage products and service sales	264,564	–	–	–		264,564
Property management fees	23,952	–	–	–		23,952
Life insurance premiums	–	–	91,958	–		91,958
Property and casualty insurance premiums	–	51,934	–	(2,398)	(c)	49,536
Net investment and interest income	1,781	11,013	75,749	(2,648)	(b)	85,895
Other revenue	223,252	–	2,583	(395)	(b)	225,440
Total revenues	3,256,899	62,947	170,290	(8,009)		3,482,127

Costs and expenses:
Operating expenses	1,569,763	27,063	15,208	(5,347)	(b,c)	1,606,687
Commission expenses	255,431	–	–	–		255,431
Cost of sales	159,516	–	–	–		159,516
Benefits and losses	–	11,376	119,284	–		130,660
Amortization of deferred policy acquisition costs	–	–	19,012	–		19,012
Lease expense	22,564	170	102	(1,841)	(b)	20,995
Depreciation, net of gains on disposal	455,711	–	–	–		455,711
Net losses on disposal of real estate	4,293	–	–	–		4,293
Total costs and expenses	2,467,278	38,609	153,606	(7,188)		2,652,305

Earnings from operations before equity in earnings of subsidiaries	789,621	24,338	16,684	(821)		829,822

Equity in earnings of subsidiaries	32,850	–	–	(32,850)	(d)	–

Earnings from operations	822,471	24,338	16,684	(33,671)		829,822
Other components of net periodic benefit costs	(740)	–	–	–		(740)
Interest expense	(122,995)	–	–	821	(b)	(122,174)
Pretax earnings	698,736	24,338	16,684	(32,850)		706,908
Income tax expense	(161,660)	(5,121)	(3,051)	–		(169,832)
Earnings available to common stockholders	$537,076	$19,217	$13,633	$(32,850)		$537,076

(a) Balances for the nine months ended September 30, 2020
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$1,036,539	$26,945	$10,866	$(37,811)	$1,036,539
Earnings from consolidated entities	(37,811)	–	–	37,811	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	519,181	–	–	–	519,181
Amortization of deferred policy acquisition costs	–	–	23,520	–	23,520
Amortization of premiums and accretion of discounts related to investments, net	–	1,326	13,160	–	14,486
Amortization of debt issuance costs	4,200	–	–	–	4,200
Interest credited to policyholders	–	–	47,181	–	47,181
Change in allowance for losses on trade receivables	1,413	(174)	4	–	1,243
Change in allowance for inventories and parts reserve	9,799	–	–	–	9,799
Net gains on disposal of personal property	(157,980)	–	–	–	(157,980)
Net gains on disposal of real estate	(2,930)	–	–	–	(2,930)
Net gains on sales of investments	–	(223)	(3,272)	–	(3,495)
Net gains on equity investments	–	(3,695)	–	–	(3,695)
Deferred income taxes	134,541	763	(4,544)	–	130,760
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(10,403)	1,567	1,465	–	(7,371)
Inventories and parts	(70,796)	–	–	–	(70,796)
Prepaid expenses	257,591	–	–	–	257,591
Capitalization of deferred policy acquisition costs	–	–	(25,703)	–	(25,703)
Other assets	1,213	72	(107)	–	1,178
Related party assets	(17,870)	(813)	–	–	(18,683)
Accounts payable and accrued expenses	30,634	1,659	965	–	33,258
Policy benefits and losses, claims and loss expenses payable	1,172	(1,987)	7,226	–	6,411
Other policyholders' funds and liabilities	–	61	(2,871)	–	(2,810)
Deferred income	687	–	(1,213)	–	(526)
Related party liabilities	(267)	(2,414)	474	–	(2,207)
Net cash provided by operating activities	1,698,913	23,087	67,151	–	1,789,151

Cash flows from investing activities:
Escrow deposits	5,695	–	–	–	5,695
Purchases of:
Property, plant and equipment	(1,652,984)	–	–	–	(1,652,984)
Short term investments	–	(31,074)	–	–	(31,074)
Fixed maturities investments	–	(7,749)	(440,534)	–	(448,283)
Equity securities	–	–	(1,380)	–	(1,380)
Preferred stock	–	–	(8,000)	–	(8,000)
Real estate	(33)	–	(157)	–	(190)
Mortgage loans	–	(19,132)	(112,501)	–	(131,633)
Proceeds from sales and paydowns of:
Property, plant and equipment	483,783	–	–	–	483,783
Short term investments	–	20,608	61	–	20,669
Fixed maturities investments	–	13,816	270,531	–	284,347
Equity securities	–	–	2,026	–	2,026
Preferred stock	–	2,000	–	–	2,000
Mortgage loans	–	851	27,213	–	28,064
Net cash used by investing activities	(1,163,539)	(20,680)	(262,741)	–	(1,446,960)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2021

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2021 are as follows:

	Consolidated Moving & Storage	Insurance (a) Property & Casualty	Insurance (a) Life	Elimination	Consolidated AMERCO
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	1,202,412	–	–	–	1,202,412
Principal repayments on credit facilities	(322,232)	–	(11,187)	–	(333,419)
Payments of debt issuance costs	(8,006)	–	–	–	(8,006)
Finance lease payments	(129,150)	–	–	–	(129,150)
Common stock dividend paid	(29,412)	–	–	–	(29,412)
Investment contract deposits	–	–	271,657	–	271,657
Investment contract withdrawals	–	–	(177,777)	–	(177,777)
Net cash provided by financing activities	713,612	–	82,693	–	796,305

Effects of exchange rate on cash	(5,046)	–	–	–	(5,046)

Increase (decrease) in cash and cash equivalents	1,243,940	2,407	(112,897)	–	1,133,450
Cash and cash equivalents at beginning of period	1,010,275	5,658	178,079	–	1,194,012
Cash and cash equivalents at end of period	$2,254,215	$8,065	$65,182	$–	$2,327,462
	(page 2 of 2)
(a) Balance for the period ended September 30, 2021

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2020 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$537,076	$19,217	$13,633	$(32,850)	$537,076
Earnings from consolidated entities	(32,850)	–	–	32,850	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	495,794	–	–	–	495,794
Amortization of deferred policy acquisition costs	–	–	19,012	–	19,012
Amortization of premiums and accretion of discounts related to investments, net	–	1,180	9,017	–	10,197
Amortization of debt issuance costs	4,645	–	–	–	4,645
Interest credited to policyholders	–	–	38,672	–	38,672
Change in allowance for losses on trade receivables	(573)	–	(1)	–	(574)
Change in allowance for inventories and parts reserve	3,259	–	–	–	3,259
Net gains on disposal of personal property	(40,083)	–	–	–	(40,083)
Net losses on disposal of real estate	4,293	–	–	–	4,293
Net gains on sales of investments	–	(86)	(5,558)	–	(5,644)
Net losses on equity investments	–	669	–	–	669
Deferred income taxes	116,099	1,685	(759)	–	117,025
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(39,327)	5,880	(6,052)	–	(39,499)
Inventories and parts	(6,349)	–	–	–	(6,349)
Prepaid expenses	112,428	–	–	–	112,428
Capitalization of deferred policy acquisition costs	–	–	(24,903)	–	(24,903)
Other assets	30,337	286	(503)	–	30,120
Related party assets	(20,643)	(151)	–	–	(20,794)
Accounts payable and accrued expenses	96,269	(2,106)	2,988	–	97,151
Policy benefits and losses, claims and loss expenses payable	10,526	(8,824)	12,394	–	14,096
Other policyholders' funds and liabilities	–	(5,671)	30,348	–	24,677
Deferred income	5,483	–	1,368	–	6,851
Related party liabilities	749	(946)	(1,369)	–	(1,566)
Net cash provided by operating activities	1,277,133	11,133	88,287	–	1,376,553

Cash flows from investing activities:
Escrow deposits	(1,978)	–	–	–	(1,978)
Purchases of:
Property, plant and equipment	(961,995)	–	–	–	(961,995)
Short term investments	–	(38,789)	(1)	–	(38,790)
Fixed maturities investments	–	(10,438)	(341,869)	–	(352,307)
Equity securities	–	–	(838)	–	(838)
Preferred stock	–	–	(16,144)	–	(16,144)
Real estate	–	–	(274)	–	(274)
Mortgage loans	–	(14,780)	(77,501)	–	(92,281)
Proceeds from sales and paydowns of:
Property, plant and equipment	434,860	–	–	–	434,860
Short term investments	–	38,830	–	–	38,830
Fixed maturities investments	–	14,217	317,190	–	331,407
Equity securities	–	–	72	–	72
Preferred stock	–	1,200	–	–	1,200
Mortgage loans	–	879	3,865	–	4,744
Net cash used by investing activities	(529,113)	(8,881)	(115,500)	–	(653,494)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2020

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2020 are as follows:

	Consolidated Moving & Storage	Casualty Insurance (a) Property &	Insurance (a) Life	Elimination	Consolidated AMERCO
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	780,932	–	9,600	–	790,532
Principal repayments on credit facilities	(558,280)	–	(9,788)	–	(568,068)
Payment of debt issuance costs	(5,020)	–	–	–	(5,020)
Finance lease payments	(173,520)	–	–	–	(173,520)
Common stock dividend paid	(49,019)	–	–	–	(49,019)
Net contribution from (to) related party	41,199	–	(18,599)	–	22,600
Investment contract deposits	–	–	326,055	–	326,055
Investment contract withdrawals	–	–	(169,008)	–	(169,008)
Net cash provided by financing activities	36,292	–	138,260	–	174,552

Effects of exchange rate on cash	6,877	–	–	–	6,877

Increase in cash and cash equivalents	791,189	2,252	111,047	–	904,488
Cash and cash equivalents at beginning of period	459,078	4,794	30,480	–	494,352
Cash and cash equivalents at end of period	$1,250,267	$7,046	$141,527	$–	$1,398,840
	(page 2 of 2)
(a) Balance for the period ended September 30, 2020

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended December 31, 2021
Total revenues	$1,334,131	$70,205	$1,404,336
Depreciation and amortization, net of (gains) on disposal	110,383	2,277	112,660
Interest expense	43,140	902	44,042
Pretax earnings	360,449	10,997	371,446
Income tax expense	87,135	2,845	89,980
Identifiable assets	16,077,571	510,507	16,588,078

Quarter Ended December 31, 2020
Total revenues	$1,114,816	$55,166	$1,169,982
Depreciation and amortization, net of (gains) on disposal	158,844	1,454	160,298
Interest expense	41,378	750	42,128
Pretax earnings	233,163	8,408	241,571
Income tax expense	56,237	2,349	58,586
Identifiable assets	14,020,573	426,732	14,447,305

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine Months Ended December 31, 2021
Total revenues	$4,307,322	$234,124	$4,541,446
Depreciation and amortization, net of (gains) on disposal	379,989	1,802	381,791
Interest expense	119,856	2,909	122,765
Pretax earnings	1,320,056	45,016	1,365,072
Income tax expense	317,057	11,476	328,533
Identifiable assets	16,077,571	510,507	16,588,078

Nine Months Ended December 31, 2020
Total revenues	$3,318,854	$163,273	$3,482,127
Depreciation and amortization, net of (gains) on disposal	471,592	7,424	479,016
Interest expense	120,015	2,159	122,174
Pretax earnings	685,312	21,596	706,908
Income tax expense	163,644	6,188	169,832
Identifiable assets	14,020,573	426,732	14,447,305

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$350	$317
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	227	230
Other components	53	17
Total other components of net periodic benefit costs	280	247
Net periodic postretirement benefit cost	$630	$564

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$1,051	$950
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	681	689
Other components	159	51
Total other components of net periodic benefit costs	840	740
Net periodic postretirement benefit cost	$1,891	$1,690

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

The estimated fair value of long-term debt and short-term borrowings are based on the rates estimated to be currently available for debt of similar term and remaining maturity.

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
As of December 31, 2021	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$230,437	$–	$–	$230,437	$230,437
Mortgage loans, net	494,790	–	–	494,790	494,790
Other investments	107,581	–	–	107,581	107,581
Total	$832,808	$–	$–	$832,808	$832,808

Liabilities
Notes, loans and finance leases payable	5,397,856	–	5,397,856	–	5,196,104
Total	$5,397,856	$–	$5,397,856	$–	$5,196,104

	Fair Value Hierarchy
	Carrying				Total Estimated
As of March 31, 2021	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$224,426	$–	$–	$224,426	$224,426
Mortgage loans, net	391,230	–	–	391,230	391,230
Other investments	98,529	–	–	98,529	98,529
Total	$714,185	$–	$–	$714,185	$714,185

Liabilities
Notes, loans and finance leases payable	4,698,615	–	4,698,615	–	4,449,691
Total	$4,698,615	$–	$4,698,615	$–	$4,449,691

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of December 31, 2021 and March 31, 2021 that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of December 31, 2021	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$2,102,275	$2,102,275	$–	$–
Fixed maturities - available for sale	2,743,151	17,103	2,725,938	110
Preferred stock	28,112	28,112	–	–
Common stock	24,179	24,179	–	–
Derivatives	6,557	6,557	–	–
Total	$4,904,274	$2,178,226	$2,725,938	$110

Liabilities
Derivatives	2,051	–	2,051	–
Total	$2,051	$–	$2,051	$–

As of March 31, 2021	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$839,250	$839,250	$–	$–
Fixed maturities - available for sale	2,653,539	6,967	2,646,415	157
Preferred stock	21,677	21,677	–	–
Common stock	20,440	20,440	–	–
Derivatives	6,601	6,601	–	–
Total	$3,541,507	$894,935	$2,646,415	$157

Liabilities
Derivatives	5,141	–	5,141	–
Total	$5,141	$–	$5,141	$–

The fair value measurements for our assets using significant unobservable inputs (Level 3) were $ 0.1 million and $ 0.2 million for December 31, 2021 and March 31, 2021, respectively.

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

  of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of December 31, 2021 and March 31, 2021.

Sales of self-moving and self-storage related products are recognized at the time that title passes and the customer accepts delivery. The performance obligations identified for this portfolio of contracts include moving and storage product sales, installation services and/or propane sales. Each of these performance obligations has an observable stand-alone selling price. We concluded that the performance obligations identified are satisfied at a point in time. The basis for this conclusion is that the customer does not receive the product/propane or benefit from the installation services until the related performance obligation is satisfied. These products/services being provided have an alternative use as they are not customized and can be sold/provided to any customer. In addition, we only have the right to receive payment once the products have been transferred to the customer or the installation services have been completed. Although product sales have a right of return policy, our estimated obligation for future product returns is not material to the financial statements at this time.

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the third quarter of fiscal 2022 did not have a material effect on our financial statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ending December 31,
	2022	2023	2024	2025	2026	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$5,175	$–	$–	$–	$–	$–
Property lease revenues	16,211	12,024	8,610	6,450	5,286	48,888
Total	$21,386	$12,024	$8,610	$6,450	$5,286	$48,888

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

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$73,785	$51,161
Revenues recognized at a point in time:	90,763	84,820
Total revenues recognized under ASC 606	164,548	135,981

Revenues recognized under ASC 842	1,154,751	945,024
Revenues recognized under ASC 944	53,853	53,397
Revenues recognized under ASC 320	31,184	35,580
Total revenues	$1,404,336	$1,169,982

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$261,638	$165,445
Revenues recognized at a point in time:	322,405	304,522
Total revenues recognized under ASC 606	584,043	469,967

Revenues recognized under ASC 842	3,701,695	2,780,668
Revenues recognized under ASC 944	152,745	145,597
Revenues recognized under ASC 320	102,963	85,895
Total revenues	$4,541,446	$3,482,127

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

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). To adjust the historical loss rates to reflect the effects of these differences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk.   Management estimated the loss rate at approximately 2%. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses at December 31, 2021 was $ 4.3 million.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during the quarter ended December 31, 2021.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $ 29.7 million as of September 30, 2021 and are excluded from the estimate of credit losses.

We have elected not to measure an allowance on accrued interest receivables as our practice is to write off the uncollectible balance in a timely manner.  Furthermore, we have elected to write off accrued interest receivables by reversing interest income.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Mortgage loans, net

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at amortized cost.   Modeling for the Company‘s mortgage loans is based on inputs most highly correlated to defaults, including loan-to-value, occupancy, and payment history.   Historical credit loss experience provides additional support for the estimation of expected credit losses. In assessing the credit losses, the portfolio is reviewed on a collective basis, using loan-specific cash flows to determine the fair value of the collateral in the event of default.   Adjustments to this analysis are made to assess loans with a loan-to-value of 65% or greater.   These loans are evaluated on an individual basis and loan specific risk characteristics such as occupancy levels, expense, income growth and other relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts.

When management determines that credit losses are expected to occur, an allowance for expected credit losses based on the fair value of the collateral is recorded.

Reinsurance recoverable

Reinsurance recoverable on paid and unpaid benefits was less than 1 % of the total assets as of January 1, 2021 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium receivables

Premiums receivables   were $ 2.0 million as of September 30, 2021 in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder doesn't pay premiums.

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(In thousands)
Balance as of March 31, 2021	$2,835	$1,320	$501	$4,656
Allowance change	1,510	(1,320)	14	204
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of December 31, 2021	$4,345	$–	$515	$4,860

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

17.   Accounting Pronouncements

Adoption of New Accounting Pronouncements

In April 1, 2021, we adopted ASU 2020-08, Clarifying Guidance on Amortization of the Excess of the Cost Basis of Certain Callable Debt Securities Over the Amount Repayable.   This standard requires that, for each reporting period, callable debt securities be reevaluated to determine if they remain subject to the guidance, which will depend on the amortized cost basis of the security and the terms of the next call option.   The guidance is effective for fiscal years beginning after December 15, 2020.

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

In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), (“ASU 2021-01”).   The amendments in ASU 2021-01 provide optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform.   We adopted ASU 2021-01 on a prospective basis effect and there was no impact to our consolidated financial statements.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2022, compared with the third quarter and first nine months of fiscal 2021, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2022.

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

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended December 31, 2021 compared with the Quarter Ended December 31, 2020

Listed below, on a consolidated basis, are revenues for our major product lines for the third quarter of fiscal 2022 and the third quarter of fiscal 2021:

	Quarter Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$975,552	$808,215
Self-storage revenues	159,424	123,024
Self-moving and self-storage products and service sales	75,402	74,586
Property management fees	9,651	8,765
Life insurance premiums	27,010	29,993
Property and casualty insurance premiums	25,618	19,933
Net investment and interest income	31,184	35,580
Other revenue	100,495	69,886
Consolidated revenue	$1,404,336	$1,169,982

Self-moving equipment rental revenues increased $167.3 million during the third quarter of fiscal 2022, compared with the third quarter of fiscal 2021. Transactions for both our In-Town and one-way markets increased as did revenue per transaction.   This quarter’s 21% improvement is compared against a third quarter from last year that had reported a 30% revenue improvement.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks and towing devices in the rental fleet.

Self-storage revenues increased $36.4 million during the third quarter of fiscal 2022, compared with the third quarter of fiscal 2021.   The average monthly number of occupied units increased by 24%, or 94,886 units, during the third quarter of fiscal 2022 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot.   Over the last twelve months, we added approximately 3.9 million net rentable square feet, with approximately 0.9 million of that coming on during the third quarter of fiscal 2022.

Sales of self-moving and self-storage products and services increased $0.8 million during the third quarter of fiscal 2022, compared with third quarter of fiscal 2021 primarily due to increases in propane.

Life insurance premiums decreased $3.0 million during the third quarter of fiscal 2022, compared with the third quarter of fiscal 2021 due primarily to decreased sales of single premium life products and policy decrements in Medicare supplement premiums.

Property and casualty insurance premiums increased $5.7 million during the third quarter of fiscal 2022, compared with the third quarter of fiscal 2021. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during July, August and September.

Net investment and interest income decreased $4.4 million during the third quarter of fiscal 2022, compared with the third quarter of fiscal 2021. Increases from our larger invested asset base were partially offset by a $1.5 million loss realized on derivatives used as hedges to fixed indexed annuities at our Life Insurance subsidiary. Changes in the market value of unaffiliated common stocks held at our Property and Casualty Insurance subsidiary accounted for $2.2 million of the decrease. In addition, the change in the provision for expected credit losses resulted in a $1.7 million decrease to the investment income.

Other revenue increased $30.6 million during the third quarter of fiscal 2022, compared with the third quarter of fiscal 2021, primarily coming from increased moving and storage transactions within our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2022 and the third quarter of fiscal 2021. The insurance companies’ third quarters ended September 30, 2021 and 2020.

	Quarter Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,321,580	$1,085,281
Earnings from operations before equity in earnings of subsidiaries	403,853	264,004
Property and casualty insurance
Revenues	29,820	26,640
Earnings from operations	9,657	11,491
Life insurance
Revenues	56,417	61,077
Earnings from operations	3,603	8,724
Eliminations
Revenues	(3,481)	(3,016)
Earnings from operations before equity in earnings of subsidiaries	(389)	(273)
Consolidated results
Revenues	1,404,336	1,169,982
Earnings from operations	416,724	283,946

Total costs and expenses increased $101.6 million during the third quarter of fiscal 2022, compared with the third quarter of fiscal 2021. Operating expenses for Moving and Storage increased $116.0 million largely from personnel, fleet repair and maintenance, payment processing, and freight costs. Repair costs associated with the rental fleet experienced a $31.9 million increase during the quarter due to preventative maintenance from higher customer activity combined with a slowdown in the rotation of new equipment into the fleet and older equipment out of the fleet.   Net gains from the disposal of rental equipment increased $60.6 million from higher resale values. Depreciation expense associated with our rental fleet increased $6.9 million to $126.6 million.   COVID-19 related delays at manufacturers continue to affect our fleet plan.   Depreciation expense on all other assets, largely from buildings and improvements, increased $4.9 million to $48.8 million. Cost of goods sold associated with our retail sales programs have increased in relation to the increase in sales activity combined with effects from inflation.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased $132.8 million to $416.7 million for the third quarter of fiscal 2022, compared with $283.9 million for the third quarter of fiscal 2021.

Interest expense for the third quarter of fiscal 2022 was $44.0 million, compared with $42.1 million for the third quarter of fiscal 2021.   Average debt outstanding during the period increased while the average cost decreased.

Income tax expense was $90.0 million for the third quarter of fiscal 2022, compared with $58.6 million for the third quarter of fiscal 2021.

As a result of the above-mentioned items, earnings available to common stockholders were $281.5 million for the third quarter of fiscal 2022, compared with $183.0 million for the third quarter of fiscal 2021.

Basic and diluted earnings per share for the third quarter of fiscal 2022 were $14.35, compared with $9.33 for the third quarter of fiscal 2021.

The weighted average common shares outstanding basic and diluted were 19,607,788 for both the third quarter of fiscal 2022 and 2021.

Moving and Storage

Quarter Ended December 31, 2021 compared with the Quarter Ended December 31, 2020

Listed below are revenues for our major product lines at Moving and Storage for the third quarter of fiscal 2022 and the third quarter of fiscal 2021:

	Quarter Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$977,052	$809,371
Self-storage revenues	159,424	123,024
Self-moving and self-storage products and service sales	75,402	74,586
Property management fees	9,651	8,765
Net investment and interest income	666	524
Other revenue	99,385	69,011
Moving and Storage revenue	$1,321,580	$1,085,281

Self-moving equipment rental revenues increased $167.7 million during the third quarter of fiscal 2022, compared with the third quarter of fiscal 2021. Transactions for both our In-Town and one-way markets increased as did revenue per transaction.   This quarter’s 21% improvement is compared against a third quarter from last year that had reported a 30% revenue improvement.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks and towing devices in the rental fleet.

Self-storage revenues increased $36.4 million during the third quarter of fiscal 2022, compared with the third quarter of fiscal 2021.   The average monthly number of occupied units increased by 24%, or 94,886 units, during the third quarter of fiscal 2022 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot.    Over the last twelve months, we added approximately 3.9 million net rentable square feet, with approximately 0.9 million of that coming on during the third quarter of fiscal 2022.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	582	532
Square footage as of December 31	48,836	44,948
Average monthly number of units occupied	483	388
Average monthly occupancy rate based on unit count	83.6%	73.4%
Average monthly square footage occupied	42,239	34,802

Over the last twelve months, we added approximately 3.9 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 6.5%.

Sales of self-moving and self-storage products and services increased $0.8 million during the third quarter of fiscal 2022, compared with third quarter of fiscal 2021 primarily due to increases in propane.

Other revenue increased $30.4 million during the third quarter of fiscal 2022, compared with the third quarter of fiscal 2021 primarily coming from increased moving and storage transactions within our U-Box® program.

Total costs and expenses increased $96.5 million during the third quarter of fiscal 2022, compared with the third quarter of fiscal 2021. Operating expenses for Moving and Storage increased $116.0 million largely from personnel, fleet repair and maintenance, payment processing, and freight costs. Repair costs associated with the rental fleet experienced a $31.9 million increase during the quarter due to preventative maintenance from higher customer activity combined with a slowdown in the rotation of new equipment into the fleet and older equipment out of the fleet.   Net gains from the disposal of rental equipment increased $60.6 million from higher resale values. Depreciation expense associated with our rental fleet increased $6.9 million to $126.6 million.   COVID-19 related delays at manufacturers continue to affect our fleet plan.   Depreciation expense on all other assets, largely from buildings and improvements, increased $4.9 million to $48.8 million. Cost of goods sold associated with our retail sales programs have increased in relation to the increase in sales activity combined with effects from inflation.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries, increased $139.8 million to $403.9 million for the third quarter of fiscal 2022, compared with $264.0 million for the third quarter of fiscal 2021.

Equity in the earnings of AMERCO’s insurance subsidiaries was $10.4 million for the third quarter of fiscal 2022, compared with $16.1 million for the third quarter of fiscal 2021.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $414.3 million for the third quarter of fiscal 2022, compared with $280.1 million for the third quarter of fiscal 2021.

Property and Casualty Insurance

Quarter Ended September 30, 2021 compared with the Quarter Ended September 30, 2020

Net premiums were $26.5 million and $20.7 million for the third quarters ended September 30, 2021 and 2020, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income were $3.3 million and $5.9 million for the third quarters ended September 30, 2021 and 2020, respectively. The main driver for the decrease was the quarter over quarter decrease in our unaffiliated common stock valuations of $2.2 million.

Net operating expenses were $12.2 million and $10.1 million for the quarters ended September 30, 2021 and 2020, respectively, due to an increase in commissions offset by an increase in loss adjusting fees and subrogation income.

Benefits and losses incurred were $7.9 million and $4.9 million for the third quarters ended September 30, 2021 and 2020, respectively. The increase was due to unfavorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $9.7 million and $11.5 million for the third quarters ended September 30, 2021 and 2020, respectively.

Life Insurance

Quarter Ended September 30, 2021 compared with the Quarter Ended September 30, 2020

Net premiums were $27.0 million and $30.0 million for the third quarters ended September 30, 2021 and 2020, respectively.  Medicare Supplement premiums decreased $2.4 million from the policy decrements offset by premium rate increases. Life premiums decreased $0.7 million from the decrease in sales of single premium life product. Premiums on the remaining lines of business increased $0.1 million. Deferred annuity deposits were $72.2 million or $118.0 million below the prior year and are accounted for on the balance sheet as deposits rather than premiums. The decrease in deferred annuity deposits is a result of highly competitive rates and exceptionally high sales in the third quarter of 2020.

Net investment income was $28.2 million and $30.1 million for the third quarters ended September 30, 2021 and 2020, respectively. Net realized gains decreased $2.8 million coupled with a $1.5 million loss realized on derivatives used as hedges to fixed indexed annuities. In addition, the change in the provision for expected credit losses resulted in a $1.4 million decrease to the investment income. This was partially offset by a $3.3 million increase in investment income from fixed maturities and mortgage loans due to a larger invested assets base.

Net operating expenses were $5.5 million and $5.0 million for the quarters ended September 30, 2021 and 2020, respectively.   The increase is primarily due to an increase in administrative expenses.

Benefits and losses incurred were $39.4 million and $40.7 million for the third quarters ended September 30, 2021 and 2020, respectively. Life benefits decreased $0.5 million primarily due to improved mortality on single premium whole life. Medicare supplement benefits decreased by $1.7 million from the declined policies in force. This was offset by an $0.8 million increase in interest credited to policyholders primarily due to the increase in annuity deposit base from continued sales.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $7.9 million and $6.6 million for the third quarters ended September 30, 2021 and 2020, respectively. The increase in DAC amortization is on life policies from higher policy lapses.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $3.5 million and $8.7 million for the third quarters ended September 30, 2021 and 2020, respectively.

AMERCO and Consolidated Entities

Nine Months Ended December 31, 2021 compared with the Nine Months Ended December 31, 2020

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2022 and the first nine months of fiscal 2021:

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$3,189,990	$2,393,530
Self-storage revenues	450,302	347,252
Self-moving and self-storage products and service sales	272,478	264,564
Property management fees	26,847	23,952
Life insurance premiums	84,628	91,958
Property and casualty insurance premiums	64,986	49,536
Net investment and interest income	102,963	85,895
Other revenue	349,252	225,440
Consolidated revenue	$4,541,446	$3,482,127

Self-moving equipment rental revenues increased $796.5 million during the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021.   Transactions for both our In-Town and one-way markets increased as did revenue per transaction.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks and towing devices in the rental fleet.

Self-storage revenues increased $103.1 million during the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021.  The average monthly number of occupied units increased by 26%, or 95,708 units, during the first nine months of fiscal 2022 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot.  Over the last twelve months we added approximately 3.9 million net rentable square feet, or a 9% increase, with approximately 3.1 million of that coming on during the first nine months of fiscal 2022.

Sales of self-moving and self-storage products and services increased $7.9 million for the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021 primarily due to increase sales of moving supplies and propane offset by decreases in hitch sales.

Life insurance premiums decreased $7.3 million during the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021 due primarily to decreased sales of single premium life products and policy decrements in Medicare supplement premiums.

Property and casualty insurance premiums increased $15.5 million during the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income increased $17.1 million during the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021. Changes in the market value of unaffiliated common stocks held at our Property and Casualty Insurance subsidiary accounted for $4.4 million of the increase for the nine months. Our Life Insurance subsidiaries investment income from fixed maturities and mortgage loans increased $12.7 million on a larger invested asset base, had a net gain of $1.4 million on derivatives used as hedges to fixed index annuities and had a decrease of $4.1 million in net realized gains.   In addition, the change in the provision for expected credit losses resulted in a $3.2 million increase to the investment income.

Other revenue increased $123.8 million during the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021, primarily coming from increased moving and storage transactions within our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2022 and the first nine months of fiscal 2021. The insurance companies’ first nine months ended September 30, 2021 and 2020.

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$4,291,833	$3,256,899
Earnings from operations before equity in earnings of subsidiaries	1,442,836	789,621
Property and casualty insurance
Revenues	82,815	62,947
Earnings from operations	34,078	24,338
Life insurance
Revenues	176,061	170,290
Earnings from operations	13,882	16,684
Eliminations
Revenues	(9,263)	(8,009)
Earnings from operations before equity in earnings of subsidiaries	(1,163)	(821)
Consolidated results
Revenues	4,541,446	3,482,127
Earnings from operations	1,489,633	829,822

Total costs and expenses increased $399.5 million during the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021. Operating expenses for Moving and Storage increased $357.3 million largely from personnel, fleet repair and maintenance, property taxes, payment processing and freight costs associated with U-Box.  Repair costs associated with the rental fleet experienced a $94.0 million increase for the nine months of fiscal 2022 due to preventative maintenance from higher customer activity combined with a slowdown in the rotation of new equipment into the fleet and older equipment out of the fleet.  The addition of new equipment has been effected by delays at our original equipment manufacturers.  Net gains from the disposal of rental equipment increased $117.9 million from an increase in resale values.  Depreciation expense associated with our rental fleet increased $12.4 million to $378.5 million. Depreciation expense on all other assets, largely from buildings and improvements, increased $10.9 million to $140.7 million.  Gains on the disposal or retirement of real estate increased $7.2 million from a condemnation gain of $4.9 million in fiscal 2022 and fewer roof replacement write-offs in fiscal 2022 compared with fiscal 2021.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $1,489.6 million for the first nine months of fiscal 2022, as compared with $829.8 million for the first nine months of fiscal 2021.

Interest expense for the first nine months of fiscal 2022 was $122.8 million, compared with $122.2 million for the first nine months of fiscal 2021, primarily due to a reduction in borrowing costs.

Income tax expense was $328.5 million for the first nine months of fiscal 2022, compared with $169.8 million for first nine months of fiscal 2021.

As a result of the above-mentioned items, earnings available to common shareholders were $1,036.5 million for the first nine months of fiscal 2022, compared with $537.1 million for the first nine months of fiscal 2021.

Basic and diluted earnings per common share for the first nine months of fiscal 2022 were $52.86, compared with $27.39 for the first nine months of fiscal 2021.

The weighted average common shares outstanding basic and diluted were 19,607,788 for both the first nine months of fiscal 2022 and 2021.

Moving and Storage

Nine Months Ended December 31, 2021 compared with the Nine Months Ended December 31, 2020

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2022 and the first nine months of fiscal 2021:

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$3,193,594	$2,396,098
Self-storage revenues	450,302	347,252
Self-moving and self-storage products and service sales	272,478	264,564
Property management fees	26,847	23,952
Net investment and interest income	2,021	1,781
Other revenue	346,591	223,252
Moving and Storage revenue	$4,291,833	$3,256,899

Self-moving equipment rental revenues increased $797.5 million during the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021.   Transactions for both our In-Town and one-way markets increased as did revenue per transaction.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks and towing devices in the rental fleet.

Self-storage revenues increased $103.1 million during the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021.  The average monthly number of occupied units increased by 26%, or 95,708 units, during the first nine months of fiscal 2022 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot.  Over the last twelve months we added approximately 3.9 million net rentable square feet, or a 9% increase, with approximately 3.1 million of that coming on during the first nine months of fiscal 2022.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	582	532
Square footage as of December 31	48,836	44,948
Average monthly number of units occupied	465	369
Average monthly occupancy rate based on unit count	82.6%	71.0%
Average monthly square footage occupied	40,884	33,036

Over the last twelve months, we added approximately 3.9 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development. On average, the occupancy rate of this new capacity on the date it was added was 6.5%.

Sales of self-moving and self-storage products and services increased $7.9 million for the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021 primarily due to increase sales of moving supplies and propane offset by decreases in hitch sales.

Other revenue increased $123.3 million during the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021, primarily coming from increased moving and storage transactions within our U-Box ® program.

Total costs and expenses increased $381.7 million during the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021. Operating expenses for Moving and Storage increased $357.3 million largely from personnel, fleet repair and maintenance, property taxes, payment processing and freight costs associated with U-Box.   Repair costs associated with the rental fleet experienced a $94.0 million increase for the nine months of fiscal 2022 due to preventative maintenance from higher customer activity combined with a slowdown in the rotation of new equipment into the fleet and older equipment out of the fleet.   The addition of new equipment has been effected by delays at our original equipment manufacturers.   Net gains from the disposal of rental equipment increased $117.9 million from an increase in resale values.   Depreciation expense associated with our rental fleet increased $12.4 million to $378.5 million. Depreciation expense on all other assets, largely from buildings and improvements, increased $10.9 million to $140.7 million.   Gains on the disposal or retirement of real estate increased $7.2 million from a condemnation gain of $4.9 million in fiscal 2022 and fewer roof replacement write-offs in fiscal 2022 compared with fiscal 2021.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries increased to $1,442.8 million for the first nine months of fiscal 2022, compared with $789.6 million for the first nine months of fiscal 2021.

Equity in the earnings of AMERCO’s insurance subsidiaries was $37.8 million for the first nine months of fiscal 2022, compared with $32.9 million for the first nine months of fiscal 2021.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $1,480.6 million for the first nine months of fiscal 2022, compared with $822.5 million for the first nine months of fiscal 2021.

Property and Casualty Insurance

Nine Months Ended September 30, 2021 compared with the Nine Months Ended September 30, 2020

Net premiums were $67.3 million and $51.9 million for the nine months ended September 30, 2021 and 2020, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $15.5 million and $11.0 million for the nine months ended September 30, 2021 and 2020, respectively. The main driver of the change in net investment income was the increase in valuation of unaffiliated common stock of $4.4 million.

Net operating expenses were $31.8 million and $27.1 million for the nine months ended September 30, 2021 and 2020, respectively. The change was due to an increase in commissions offset by an increase in loss adjusting fees and subrogation income.

Benefits and losses incurred were $16.7 million and $11.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was due to unfavorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $34.1 million and $24.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Life Insurance

Nine Months Ended September 30, 2021 compared with the Nine Months Ended September 30, 2020

Net premiums were $84.6 million and $92.0 million for the nine months ended September 30, 2021 and 2020, respectively. Medicare Supplement premiums decreased $6.7 million from the policy decrements offset by premium rate increases. Life premiums decreased $0.8 million due to the decrease in sales of single premium life product offset by the increased final expense renewal premiums. Premiums on the remaining lines of business increased $0.1 million. Deferred annuity deposits were $256.6 million or $22.9 million below the prior year and are accounted for on the balance sheet as deposits rather than premiums. The decrease in deferred annuity deposits is a result of highly competitive rates and exceptionally high sales in the third quarter of 2020.

Net investment income was $88.4 million and $75.7 million for the nine months ended September 30, 2021 and 2020, respectively. Investment income from fixed maturities and mortgage loans increased $12.7 million on a larger invested assets base.   A net gain of $1.4 million was realized on derivatives used as hedges to fixed indexed annuities. In addition, the change in the provision for expected credit losses resulted in a $2.9 million increase to the investment income. This was partially offset by a $4.1 million decrease in net realized gains and a $0.2 million decrease in investment income on the remaining assets.

Net operating expenses were $16.1 million and $15.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase is primarily due to the increase in administrative expenses offset by the decreased commissions on Medicare supplement and single premium life due to declined premiums.

Benefits and losses incurred were $122.5 million and $119.3 million for the nine months ended September 30, 2021 and 2020, respectively. Interest credited to policyholders increased $7.8 million from the increase in the annuity deposit base due to sales. Life benefits increased $0.9 million primarily due to increased mortality on the final expense product partially attributable to COVID-19, offset by decreased benefits on single premium life product. Benefits on remaining products increased $0.2 million. This was offset by a $5.7 million decrease in Medicare supplement benefits from the declined policies in force.

Amortization of DAC, SIA and VOBA were $23.5 million and $19.0 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in the Annuity DAC amortization resulted from a higher asset base supported by continuous sales. DAC amortization on life policies also increased from higher policy lapses and increased death benefits. This was partially offset by a decrease in Medicare supplement DAC Amortization from a decline in the in-force.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $13.5 million and $16.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

As of December 31, 2021, cash and cash equivalents totaled $2,327.5 million, compared with $1,194.0 million as of March 31, 2021. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of December 31, 2021 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$2,254,215	$8,065	$65,182
Other financial assets	220,401	477,324	3,024,370
Debt obligations	5,397,856	–	–

(a) As of September 30, 2021

As of December 31, 2021, Moving and Storage had additional cash available under existing credit facilities of $90.0 million.   The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $412.6 million in the first nine months of fiscal 2022 compared with the first nine months of fiscal 2021. The increase was primarily due to increased revenue and profitability, a decrease in interest paid of $10.0 million and $119.6 million of federal income taxes received, net of payments, offset by increases in cash used for inventory and parts of $64.4 million.

Net cash used in investing activities increased $793.5 million in the first nine months of fiscal 2022, compared with the first nine months of fiscal 2021. Purchases of property, plant and equipment increased $691.0 million. Reinvestment in the rental fleet was less than originally anticipated due to delays in receiving new equipment from manufacturers during the first nine months of fiscal 2022; however, the level of reinvestment in the rental fleet has increased in comparison to the first nine months of fiscal 2021.    Cash from the sales of property, plant and equipment increased $48.9 million largely due to fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $159.0 million due to increased investment purchases.

Net cash provided by financing activities increased $621.8 million in the first nine months of fiscal 2022, as compared with the first nine months of fiscal 2021. This was due to a combination of decreased debt payments of $234.6 million, decreased finance lease payments of $44.4 million, an increase in cash from borrowings of $411.9 million, a decrease in net annuity deposits from Life Insurance of $63.2 million and a decrease in dividends paid of $19.6 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2022 the Company will reinvest in its rental equipment fleet approximately $495 million, net of equipment sales and excluding any lease buyouts. Through the first nine months of fiscal 2022, the Company invested, net of sales, approximately $338 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2022 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from manufacturers and the used-truck sales market. We anticipate that the fiscal 2022 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options. Based upon interactions with our existing lenders, the Company does not believe that COVID-19 will materially inhibit our ability to obtain financing for the purchases of rental equipment in fiscal 2022. Should the situation severely worsen this belief could change.

The Company has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage.   For the first nine months of fiscal 2022, the Company invested $783 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2022, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and any lingering effects of COVID-19.   U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $1,169.2 million and $527.1 million for the first nine months of fiscal 2022 and 2021, respectively. The components of our net capital expenditures are provided in the following table:

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$808,944	$546,612
Equipment lease buyouts	–	11,477
Purchases of real estate, construction and renovations	782,725	365,237
Other capital expenditures	61,315	38,669
Gross capital expenditures	1,652,984	961,995
Less: Sales of property, plant and equipment	(483,783)	(434,860)
Net capital expenditures	$1,169,201	$527,135

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

Property and Casualty Insurance’s stockholder’s equity was $285.4 million and $262.6 million as of September 30, 2021 and December 31, 2020, respectively. The increase resulted from net earnings of $26.9 million, and a decrease in other comprehensive income of $4.1 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net deposits for the nine months as of September 30, 2021 were $93.9 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $451.1 million and $479.2 million as of September 30, 2021 and December 31, 2020, respectively. The decrease resulted from net earnings of $10.9 million, and a decrease in other comprehensive income of $39.0 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio.   Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of September 30, 2021, Oxford had outstanding deposits of $60.0 million in the FHLB.   For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $1,698.9 million and $1,277.1 million for the first nine months of fiscal 2022 and 2021, respectively. The increase was primarily due to increased revenue and profitability, a decrease in interest paid of $10.0 million and $119.6 million of federal income taxes received, net of payments, offset by increases in cash used for inventory and parts of $64.4 million.

Property and Casualty Insurance

Net cash provided by operating activities were $23.1 million and $11.1 million for the first nine months ended September 30, 2021 and 2020, respectively. The increase was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $25.8 million and $12.9 million as of September 30, 2021 and December 31, 2020, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $67.2 million and $88.3 million for the first nine months ended September 30, 2021 and 2020, respectively. The decrease in operating cash flows was primarily due to timing of settlement of payables and receivables, offset by an increase in collected investment income.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of September 30, 2021 and December 31, 2021, cash and cash equivalents and short-term investments amounted to $65.2 million and $178.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

As a result of the federal income tax provisions of the CARES Act, we have filed applicable forms with the IRS to carryback net operating losses.   These refund claims total approximately $366 million, of which we have received approximately $243 million in the first nine months of fiscal 2022, and are reflected in Prepaid expense. These amounts are expected to provide us additional liquidity whenever received. It is possible future legislation could negatively impact our ability to receive these tax refunds.

Our borrowing strategy is primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of December 31, 2021, we had available borrowing capacity under existing credit facilities of $90.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of December 31, 2021:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$85,000	$(608)	6/28/2019	6/15/2022	1.76%	1 Month LIBOR
75,000	(576)	6/28/2019	6/30/2022	1.78%	1 Month LIBOR
75,000	(867)	6/28/2019	10/31/2022	1.76%	1 Month LIBOR

As of December 31, 2021, we had $1,136.9 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $9.0 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of September 30, 2021 and December 31, 2020, these derivative hedges had a net market value of $6.6 million and $6.6 million, with notional amounts of $399.1 million and $282.7 million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.2% and 4.7% of our revenue was generated in Canada during the first nine months of fiscal 2022 and 2021, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in our most recently filed Annual Report on Form 10-K for the fiscal year ended March 31, 2021 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 5, 2013, file no. 1-11255
10.1	Note Purchase Agreement, dated December 2, 2021, among AMERCO and the purchasers named therein.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
10.2	Form of AMERCO 2.55% Senior Note, Series A due January 27, 2030	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
10.3	Form of AMERCO 2.60% Senior Note, Series B due January 27, 2031	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
10.4	Form of AMERCO 2.68% Senior Note, Series C due January 27, 2032	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
10.5	Form of AMERCO 2.73% Senior Note, Series D due January 27, 2033	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.6	Form of AMERCO 2.88% Senior Note, Series E due January 27, 2035	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERCO

Date: February 9, 2022	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: February 9, 2022	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: February 9, 2022	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)