Form 10-K
period 2022-03-31
AMERCO /NV/
filed 2022-05-25
CIK 4457

United States Securities and exchange commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15( d ) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2022

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

Yes ☐ No ☒

The aggregate market value of AMERCO common stock held by non-affiliates on September 30, 2021 was $ 6,375,692,681 . The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at May 20, 2022.

Documents incorporated by reference: portions of AMERCO’s definitive proxy statement for the 2022 annual meeting of stockholders, to be filed within 120 days after AMERCO’s fiscal year ended March 31, 2022, are incorporated by reference into Part III of this report.

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

As of March 31, 2022, our rental fleet consisted of approximately 186,000 trucks, 128,000 trailers and 46,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving stores and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul ® rentals.

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

U-Haul® has one of North America’s largest propane refilling networks, with over 1,200 locations providing this convenient service. We employ trained, certified personnel to refill propane cylinders and alternative fuel vehicles. Our network of propane dispensing locations is one of the largest automobile alternative refueling networks in North America.

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul ® self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. As of March 31, 2022, we operate 1,844 self-storage locations in the United States and Canada, with nearly 876,000 rentable storage units comprising 75.1 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate-controlled storage units to protect temperature sensitive goods.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our U-Box ® program.   A U-Box ® portable moving and storage unit is delivered to a location of our customer’s choosing either by the customers themselves through the use of a U-Box ® trailer, with the assistance of a Moving help program or by Company personnel. Once the U-Box ® portable moving and storage unit is filled, it can be stored at the customer’s location, or taken to one of our Company operated locations, a participating independent dealer, or moved to a location of the customer’s choice.

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

We believe that through our website, uhaul.com, we have aggregated the largest network of customers and independent businesses in the self-moving and self-storage industry. In particular, our Moving help program connects “do-it-yourself” movers with thousands of independent service providers in the United States and Canada to assist our customers in packing, loading, unloading, cleaning and performing other services.

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

Net revenue from Moving and Storage was approximately 94.0%, 93.1% and 91.8% of consolidated net revenue in fiscal 2022, 2021 and 2020, respectively.

The total number of rental trucks in the fleet increased from fiscal 2022. Continuing supply issues with our equipment manufacturers have slowed the number of new trucks we have been able to acquire this last year. In response, we have slowed the sale of trucks from our existing fleet.

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

At our owned and operated retail stores, we are implementing new initiatives to improve customer service. These initiatives include improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effectively marketing our broad line of self-moving related products and services, expanding accessibility to provide more convenience to our customers, and enhancing our ability to properly staff locations during our peak hours of operations by attracting and retaining “moonlighters” (part-time U-Haul ® system members with full-time jobs elsewhere) during our peak hours of operation. U-Haul offers U-Haul Truck Share 24/7 ® to our entire network in the United States and Canada. This technological advancement allows our customers to rent equipment through the mobile device any time of the day without having to visit the counter. U-Haul currently has several U.S. and Canadian Patents pending on its U-Haul Truck Share 24/7 ® system.

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

U-Haul ® is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul ® operates nearly 876,000 rentable storage units, comprising 75.1 million square feet of rentable storage space with locations in 50 states and 10 Canadian provinces. Our owned and managed self-storage facility locations range in size up to 309,000 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

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

Net revenue from Property and Casualty Insurance was approximately 1.9%, 1.9% and 2.2% of consolidated net revenue in fiscal 2022, 2021 and 2020, respectively.

Life Insurance Operating Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from Life Insurance was approximately 4.1%, 5.0% and 6.0% of consolidated net revenue in fiscal 2022, 2021 and 2020, respectively.

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

System Members

As of March 31, 2022, we employed approximately 32,200 people in the United States and approximately 1,900 in Canada with approximately 99% of these system members working within Moving and Storage and approximately 48% of these system members working on a full-time basis.

The Company operates over 2,100 retail locations, 11 manufacturing and assembly facilities, 149 fixed-site repair facilities, a distribution center and our corporate offices.   We hire system members from the communities in which we are located and prefer to promote from within our team.

Benefits

We focus on our system members’ wellness over the course of their life, from physical and emotional to financial.

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

Financial benefits are a critical component of our system members’ wellness.   These benefits include competitive salaries, participation in our Employee Stock Ownership Plan (“ESOP”) and 401(k) plan, life and disability insurance, health savings accounts, and the SmartDollar ® financial literacy program.

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

Risks Related to our Business and Operations

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

Our business plan relies upon a network of independent dealers strategically located throughout the United States and Canada.   As of March 31, 2022 we had nearly 21,100 independent equipment rental dealers.   In fiscal 2022, less than half of all U-Move ® rental revenue originated through this network.

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

We use reinsurance and derivative contracts to mitigate our risk of loss in various circumstances. These agreements do not release us from our primary obligations and therefore we remain ultimately responsible for these potential costs. We cannot provide assurance that these reinsurers or counterparties will fulfill their obligations. Their inability or unwillingness to make payments to us under the terms of the contracts may have a material adverse effect on our financial condition and results of operations.

As of December 31, 2021, Repwest reported $0.3 million of reinsurance recoverables, net of allowances and $47.4 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $31.2 million.

Risks Related to our Industry

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

Economic conditions, including those related to the credit markets, interest rates and inflation, may adversely affect our industry, business and results of operations.

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

In July 2021, A.M. Best upgraded the financial strength rating (“FSR”) for Oxford and Christian Fidelity Life Insurance Company (“CFLIC”) to A from A-. The FSR outlook remains stable. In addition, A.M. Best upgraded the long-term issuer credit rating (“LTICR”) to “a” from “a-“. The LTICR outlook has been revised to stable from positive. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

Risks Related to our Financings

We are highly leveraged.

As of March 31, 2022, we had total debt outstanding of $6,022.5 million and operating lease liabilities of $74.2 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways among other considerations:

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates London Inter-Bank Offer Rate (“LIBOR”), announced that it intends to phase out LIBOR by the end of 2021.  In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate.  In November 2020 the Federal Reserve, the Federal Deposit Insurance Corporation and other groups announced that LIBOR reporting will cease being published in June 2023. In March 2022, Congress passed the Adjustable Interest Rate (LIBOR) Act. It provides protection for contracts without workable fallback provisions. The act also provides safe-harbor provisions to shield parties from liability under potential lawsuits due to the transition away from LIBOR. Potential changes, or uncertainty related to such potential changes, may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities, or the cost of our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities, including the value of the LIBOR-indexed, floating-rate debt securities in our portfolio, or the cost of our borrowings. We have already been renegotiating our LIBOR-indexed debt and will continue to do so.  The potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined.

Risks Related to our Organization

A substantial amount of our shares is owned by a small contingent of stockholders.

Willow Grove Holdings LP, directly and through controlled entities (“WGHLP”), owns 8,433,207 shares of AMERCO common stock, and together with Edward J. Shoen and Mark V. Shoen, owns 8,469,826 shares (approximately 43.2%) of AMERCO common stock.   The general partner of WGHLP controls the voting and disposition decisions with respect to the common stock of AMERCO owned by WGHLP, and is managed by Edward J. Shoen (the Chairman of the Board of Directors and Chief Executive Officer of AMERCO) and his brother, Mark V. Shoen.   Accordingly,   Edward J. Shoen   and   Mark V. Shoen   are in a position to significantly influence   our business and policies, including the approval of   certain   significant transactions, the election of the members of   our   Board   of Directors (the “Board”)   and other matters submitted to our stockholders. There can be no assurance that their   interests will not conflict with the interests   of our other stockholders.

In addition, 889,525 shares (approximately 4.5%) of AMERCO common stock are owned under our ESOP.   Each ESOP participant is entitled to vote the shares allocated to himself or herself in their discretion.   In the event an ESOP participant does not vote his or her shares, such shares shall be voted by the ESOP trustee, in the ESOP trustee’s discretion.

Risks Related to Legal, Regulatory and Compliance

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

The Tax Cuts and Jobs Act (“Tax Reform Act”) and the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) made significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours.   For instance, as a result of lower corporate tax rates, the Tax Reform Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities.   It also limits interest expense deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures. Other provisions have international tax consequences for businesses like ours that operate internationally. The CARES Act allows for the carryback of certain net operating losses. The Tax Reform Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service (“IRS”), as well as state tax authorities, and the Tax Reform Act and CARES Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of these acts. The Tax Reform Act put into place 100% first year bonus depreciation. This will begin to gradually decrease starting in 2023 and will impact our tax liability. The accounting treatment of these tax law changes was complex, and some of the changes affected both current and future periods.   Others primarily affected future periods.   Additional changes to the U.S. tax code could negatively offset operating cashflows.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul ® equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate over 2,100 U-Haul ® retail centers of which 495 U-Haul branded locations are managed for subsidiaries of WGHLP and Mercury Partners, L.P., and 11 manufacturing and assembly facilities. We also operate over 145 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of Moving and Storage.

Item 3. Legal Proceedings

Please see Note 18, Contingencies, of our Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part ii

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AMERCO’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “UHAL”. As of March 31, 2022, there were approximately 3,100 holders of record of our common stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings.

Dividends

AMERCO ® does not have a formal dividend policy. The Board periodically considers the advisability of declaring and paying dividends to common stockholders in light of existing circumstances.

The following table lists the dividends that have been declared and issued for fiscal 2022 and 2021.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

October 6, 2021	$0.50	October 18, 2021	October 29, 2021
August 19, 2021	$0.50	September 7, 2021	September 21, 2021
June 9, 2021	$0.50	June 24, 2021	July 8, 2021
December 9, 2020	$2.00	December 21, 2020	December 30, 2020
August 20, 2020	$0.50	September 7, 2020	September 21, 2020

See Note 20, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to AMERCO.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock for the period March 31, 2017 through March 31, 2022 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2017 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on NASDAQ on March 31, 2018, 2019, 2020, 2021 and 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AMERCO, The Dow Jones US Index
And The Dow Jones US Transportation Average Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/31/2017
3/31/2018
3/31/2019
3/31/2020
3/31/2021
3/31/2022
AMERCO
Dow Jones US Index
Dow Jones Transportation Index

*$100 invested on 3/31/2017 in stock or index including reinvestment of dividends.

Fiscal years ended March 31:	2017	2018	2019	2020	2021	2022

AMERCO	$100	$93	$100	$79	$167	$165
Dow Jones US Total Market	100	117	126	106	160	171
Dow Jones US Transportation Average	100	114	115	85	161	182

Item 6.[Reserved]

Reserved.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2022 compared with fiscal 2021, which are followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. The discussion of our financial condition and results of operations for the year ended March 31, 2020 included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2021 is incorporated by reference into this MD&A. We conclude this MD&A by discussing our outlook for fiscal 2023.

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

AMERCO has a fiscal year that ends on the 31 st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31 st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2021, 2020 and 2019 correspond to fiscal 2022, 2021 and 2020 for AMERCO.

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

U-Haul’s Truck Share 24/7, Skip-the-Counter Self-Storage rentals and Self-checkout for moving supplies provide our customers methods for conducting business with us directly via their mobile devices and also limiting physical exposure.

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

There were no incremental impairment charges recorded during the fiscal year ended March 31, 2022.

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

Results of Operations

AMERCO and Consolidated Subsidiaries

Fiscal 2022 Compared with Fiscal 2021

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2022 and fiscal 2021:

	Year Ended March 31,
	2022	2021
	(In thousands)
Self-moving equipment rentals	$3,958,807	$3,083,317
Self-storage revenues	617,120	477,262
Self-moving and self-storage products and service sales	351,447	344,929
Property management fees	35,194	31,603
Life insurance premiums	111,027	121,609
Property and casualty insurance premiums	86,518	68,779
Net investment and interest income	148,261	122,938
Other revenue	431,373	291,548
Consolidated revenue	$5,739,747	$4,541,985

Self-moving equipment rental revenues increased $875.5 million during fiscal 2022, compared with fiscal 2021.   The revenue improvement was in both the In-town and one-way markets and primarily came from increased transactions along with average revenue per transaction.   These improvements were spread across trucks, trailer and towing devices.   Compared to the same period last year, we increased the number of retail locations and independent dealers.

Self-storage revenues increased $139.9 million during fiscal 2022, compared with fiscal 2021.   The average monthly number of occupied units increased by 25%, or 95,000 units during fiscal 2022 compared with the same period last year.   The growth in revenues and units rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot. During fiscal 2022, we added approximately 4.6 million net rentable square feet, a 10% increase, with approximately 1.5 million of that occurring during the fourth quarter of fiscal 2022.

Sales of self-moving and self-storage products and services increased $6.5 million during fiscal 2022, compared with fiscal 2021, primarily due to increased sales of moving supplies and propane offset by decreases in hitch sales.

Life insurance premiums decreased $10.6 million during fiscal 2022, compared with fiscal 2021 primarily due to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $17.7 million during fiscal 2022, compared with fiscal 2021. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income increased $25.3 million during fiscal 2022, compared with fiscal 2021. Changes in the market value of unaffiliated common stocks held at our Property and Casualty Insurance subsidiary accounted for $7.4 million of the increase. Investment income from fixed maturities and mortgage loans increased $14.2 million on a larger invested assets base at our life insurance subsidiary. In addition, the change in the provision for expected credit losses resulted in a $1.3 million increase for fiscal 2022. Moving and Storage accounted for $0.9 million of the increase due to an increase in interest rates on short-term deposits.

Other revenue increased $139.8 million during fiscal 2022, compared with fiscal 2021, caused primarily by growth in our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2022 and 2021. The insurance companies’ years ended December 31, 2021 and 2020.

	Year Ended March 31,
	2022	2021
	(In thousands)
Moving and storage
Revenues	$5,398,267	$4,231,674
Earnings from operations before equity in earnings of subsidiaries	1,577,226	906,863
Property and casualty insurance
Revenues	115,043	86,737
Earnings from operations	49,780	32,498
Life insurance
Revenues	238,812	232,634
Earnings from operations	19,538	22,876
Eliminations
Revenues	(12,375)	(9,060)
Earnings from operations before equity in earnings of subsidiaries	(1,547)	(1,090)
Consolidated Results
Revenues	5,739,747	4,541,985
Earnings from operations	1,644,997	961,147

Total costs and expenses increased $514.0 million during fiscal 2022, compared with fiscal 2021. Operating expenses for Moving and Storage increased $483.9 million largely from personnel, fleet repair and maintenance, property taxes, payment processing fees and freight costs associated with U-Box.   Repair costs associated with the rental fleet experienced a $126.4 million increase for fiscal 2022 due to preventative maintenance from higher customer activity combined with a slowdown in the rotation of new equipment into the fleet and older equipment out of the fleet.   The addition of new equipment has been affected by delays at our original equipment manufacturers.   Net gains from the disposal of rental equipment increased $160.1 million from an increase in resale values.   Depreciation expense associated with our rental fleet increased $17.5 million to $504.2 million. Depreciation expense on all other assets, largely from buildings and improvements, increased $15.5 million to $192.8 million.   Gains on the disposal of real estate increased $7.4 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $1,645.0 million for fiscal 2022, compared with $961.1 million for fiscal 2021.

Interest expense for fiscal 2022 was $167.4 million, compared with $163.5 million for fiscal 2021 due to an increase in our outstanding debt of $1,353.6 million in fiscal 2022 compared with fiscal 2021. This was partially offset by lower interest rates on the debt added in fiscal 2022 compared with fiscal 2021.

Income tax expense was $352.2 million for fiscal 2022, compared with $185.8 million for fiscal 2021. See Note 13, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report for more information on income taxes.

Moving and Storage

Fiscal 2022 Compared with Fiscal 2021

Listed below are revenues for the major product lines at Moving and Storage for fiscal 2022 and fiscal 2021:

	Year Ended March 31,
	2022	2021
	(In thousands)
Self-moving equipment rentals	$3,963,535	$3,086,824
Self-storage revenues	617,120	477,262
Self-moving and self-storage products and service sales	351,447	344,929
Property management fees	35,194	31,603
Net investment and interest income	3,135	2,259
Other revenue	427,836	288,797
Moving and Storage revenue	$5,398,267	$4,231,674

Self-moving equipment rental revenues increased $876.7 million during fiscal 2022, compared with fiscal 2021 .   The revenue improvement was in both the In-town and one-way markets and primarily came from increased transactions along with average revenue per transaction.   These improvements were spread across trucks, trailer and towing devices.   Compared to the same period last year, we increased the number of retail locations and independent dealers.

Self-storage revenues increased $139.9 million during fiscal 2022, compared with fiscal 2021.   The average monthly number of occupied units increased by 25%, or 95,000 units during fiscal 2022 compared with the same period last year.   The growth in revenues and units rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2022	2021
	(In thousands, except occupancy rate)
Unit count as of March 31	601	539
Square footage as of March 31	50,366	45,746
Average monthly number of units occupied	471	376
Average monthly occupancy rate based on unit count	82.6%	71.8%
Average monthly square footage occupied	41,379	33,700

During fiscal 2022, we added approximately 4.6 million net rentable square feet, a 10% increase, with approximately 1.5 million of that occurring during the fourth quarter of fiscal 2022. This was a mix of existing storage locations we acquired and new development.

Sales of self-moving and self-storage products and services increased $6.5 million during fiscal 2022, compared with fiscal 2021, primarily due to increased sales of moving supplies and propane offset by decreases in hitch sales.

Other revenue increased $139.0 million during fiscal 2022, compared with fiscal 2021, caused primarily by growth in our U-Box® program.

Total costs and expenses increased $496.2 million during fiscal 2022, compared with fiscal 2021. Operating expenses for Moving and Storage increased $483.9 million largely from personnel, fleet repair and maintenance, property taxes, payment processing fees and freight costs associated with U-Box.   Repair costs associated with the rental fleet experienced a $126.4 million increase for fiscal 2022 due to preventative maintenance from higher customer activity combined with a slowdown in the rotation of new equipment into the fleet and older equipment out of the fleet.   The addition of new equipment has been affected by delays at our original equipment manufacturers.   Net gains from the disposal of rental equipment increased $160.1 million from an increase in resale values.   Depreciation expense associated with our rental fleet increased $17.5 million to $504.2 million. Depreciation expense on all other assets, largely from buildings and improvements, increased $15.5 million to $192.8 million.   Gains on the disposal of real estate increased $7.4 million.

Property and Casualty Insurance

2021 Compared with 2020

Net premiums were $89.7 million and $70.3 million for the years ended December 31, 2021 and 2020, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium growth corresponded with the increased moving and storage transactions at U-Haul.

Net investment and interest income were $25.4 million and $16.5 million for the years ended December 31, 2021 and 2020, respectively. The main driver of the change in net investment income was the increase in valuation of unaffiliated common stock of $7.4 million.

Net operating expenses were $42.5 million and $35.5 million for the years ended December 31, 2021 and 2020, respectively. The change was due to an increase in commissions offset by an increase in loss adjusting fees and subrogation income.

Benefits and losses expenses were $22.4 million and $18.6 million for the years ended December 31, 2021 and 2020, respectively. The increase in losses was the result of an increase in premiums.

Life Insurance

2021 Compared with 2020

Net premiums were $111.0 million and $121.6 million for the years ended December 31, 2021 and 2020, respectively. Medicare Supplement premiums decreased $8.9 million from the policy decrements offset by premium rate increases. Life premiums decreased $2.2 million due to the decrease in sales of single premium life products offset by the increased final expense renewal premiums. Premiums on the remaining lines of business increased $0.5 million. Deferred annuity deposits were $332.5 million or $138.8 million below the prior year and are accounted for on the balance sheet as deposits rather than premiums. The decrease in deferred annuity deposits is a result of highly competitive rates and exceptionally high sales in the prior year.

Net investment and interest income was $123.8 million and $107.7 million for the years ended December 31, 2021 and 2020, respectively. Investment income from fixed maturities and mortgage loans increased $14.2 million on a larger invested assets base. Net gain of $1.1 million was realized on derivatives used as hedges to fixed indexed annuities. In addition, the change in the provision for expected credit losses resulted in a $2.1 million increase to the investment income. This was partially offset by a $0.6 million decrease in net realized gains and a $0.7 million decrease in investment income on the remaining assets.

Net operating expenses were $21.2 million and $20.4 million for the years ended December 31, 2021 and 2020, respectively. The increase is primarily due to the increase in administrative expenses offset by the decreased commissions on Medicare supplement and single premium life due to declined premiums.

Benefits and losses expenses were $164.2 million and $161.0 million for the years ended December 31, 2021 and 2020, respectively. Interest credited to policyholders increased $8.8 million from the increase in annuity deposit base due to sales. Benefits on annuity products increased $0.6 million due to the increase in supplementary contracts payouts. This was offset by $5.9 million decrease in Medicare supplement benefits from the declined policies in force and a small $0.3 million decrease in life benefits.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA“) and the value of business acquired (“VOBA”) was $33.9 million and $28.3 million for the years ended December 31, 2021 and 2020, respectively. The $3.1 million increase in the Annuity DAC amortization resulted from a higher asset base supported by sales and additional amortization related to realized gains. DAC amortization on life policies increased by $3.5 million from higher policy lapses and increased death benefits on final expense. This was partially offset by a $1.0 million decrease in Medicare supplement DAC Amortization from a decline in the in-force.

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

As of March 31, 2022, cash and cash equivalents totaled $2,704.1 million, compared with $1,194.0 million as of March 31, 2021. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (AMERCO, U-Haul and Real Estate). As of March 31, 2022 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$2,643,213	$10,800	$50,124
Other financial assets	228,159	468,705	3,057,868
Debt obligations	6,022,497	–	–

(a) As of December 31, 2021

As of March 31, 2022, Moving and Storage had available borrowing capacity under existing credit facilities of $80.0 million.   The majority of invested cash at the Moving and Storage segment is held in government money market funds.   The largest component of the increase in the Company’s debt obligations in fiscal 2022 was the result of us entering into $1.2 billion of unsecured private placement loans with final payment dates ranging between 2029 and 2035.   Our current forecasted debt payments for fiscal 2023 on all borrowings are $479.0 million. For detailed information regarding our debt obligations, please see Note 8, Borrowings, of the Notes to Consolidated Financial Statements.

A summary of our consolidated cash flows for fiscal 2022, 2021 and 2020 is shown in the table below:

	Years Ended March 31,
	2022	2021	2020
	(In thousands)
Net cash provided by operating activities	$1,946,235	$1,535,395	$1,075,513
Net cash used by investing activities	(1,867,176)	(1,129,529)	(1,766,649)
Net cash provided by financing activities	1,433,155	287,353	512,320
Effects of exchange rate on cash	(2,089)	6,441	(533)
Net increase (decrease) in cash flow	1,510,125	699,660	(179,349)
Cash at the beginning of the period	1,194,012	494,352	673,701
Cash at the end of the period	$2,704,137	$1,194,012	$494,352

Net cash provided by operating activities increased $410.8 million in fiscal 2022, compared with fiscal 2021.  The improvement in operating cashflows was primarily due to increased revenue and profitability, a decrease in interest paid of $5.3 million and $47.6 million of federal income taxes received, net of payments, offset by increases in cash used for inventory and parts of $62.8 million.

Net cash used in investing activities increased $737.6 million in fiscal 2022, compared with fiscal 2021. Purchases of property, plant and equipment increased $695.1 million. Reinvestment in the rental fleet was less than originally anticipated due to delays in receiving new equipment from manufacturers; however, the level of reinvestment in the rental fleet has increased in comparison with fiscal 2021. We have also increased our investment in new self-storage acquisitions and development during fiscal 2022.   Cash from the sales of property, plant and equipment increased $85.8 million largely due to fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $124.1 million due to increased investment purchases.

Net cash provided by financing activities increased $1,145.8 million in fiscal 2022, compared with fiscal 2021. This was due to a combination of decreased debt payments of $225.1, decreased finance lease payments of $55.0 million, an increase in cash from borrowings of $1,047.5 million, a decrease in net annuity deposits from Life Insurance of $194.0 million and a decrease in common stock dividends paid of $19.6 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2023 the Company will reinvest in its truck and trailer rental fleet approximately $1.1 billion, net of equipment sales and excluding any lease buyouts. For fiscal 2022, the Company invested, net of sales, approximately $459 million before any lease buyouts in its truck and trailer fleet. Fleet investments in fiscal 2023 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from manufacturers and the used-truck sales market. We anticipate that the fiscal 2023 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds, corporate debt and with borrowings against existing properties as they operationally mature. For fiscal 2022, the Company invested $1,004.2 million in real estate acquisitions, new construction and renovation and repair compared to $505.1 million in fiscal 2021.  For fiscal 2023, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and the availability of labor and materials.  We are likely to increase real estate capital expenditures in fiscal 2023.  U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $1,513.3 million, $904.0 million and $1,622.0 million for fiscal 2022, 2021 and 2020, respectively. The components of our net capital expenditures are provided in the following table:

	Years Ended March 31,
	2022	2021	2020
	(In thousands)
Purchases of rental equipment	$1,061,439	$870,106	$1,374,141
Equipment lease buyouts	–	11,477	63,973
Purchases of real estate, construction and renovations	1,004,192	505,112	751,395
Other capital expenditures	70,906	54,780	119,897
Gross capital expenditures	2,136,537	1,441,475	2,309,406
Less: Sales of property, plant and equipment	(623,235)	(537,484)	(687,375)
Net capital expenditures	$1,513,302	$903,991	$1,622,031

Moving and Storage continues to hold significant cash and we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace, pay dividends or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance's assets are generally not available to satisfy the claims of AMERCO, or its legal subsidiaries. For calendar year 2022, the ordinary dividend available to be paid to AMERCO is $26.7 million. For more information, please see Note 20, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. We believe that stockholders’ equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to AMERCO will be restricted per state regulations.

Our Property and Casualty operating segment stockholders’ equity was $296.1 million, $262.6 million, and $251.1 million as of December 31, 2021, 2020, and 2019, respectively. The increase in 2021 compared with 2020 resulted from net earnings of $39.4 million and a decrease in accumulated other comprehensive income of $5.9 million.   Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance's net deposits for the year ended December 31, 2021 were $110.0 million. State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's assets are generally not available to satisfy the claims of AMERCO® or its legal subsidiaries. For calendar year 2022, the ordinary dividend available to be paid to AMERCO is $23.0 million. For more information, please see Note 20, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Our Life Insurance operating segment stockholders’ equity was $440.9 million, $479.2 million, and $417.4 million as of December 31, 2021, 2020 and 2019, respectively. The decrease in 2021 compared with 2020 resulted from earnings of $15.3 million and a decrease in accumulated other comprehensive income of $53.6 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio.   Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of December 31, 2021, Oxford had outstanding advances of $60.0 million through its membership in the Federal Home Loan Bank (“FHLB”). For a more detailed discussion of these advances, please see Note 8, Borrowings, of the Notes to Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $1,823.3 million, $1,428.9 million and $980.5 million in fiscal 2022, 2021 and 2020, respectively. The improvement in operating cashflows was primarily due to increased revenue and profitability, a decrease in interest paid of $5.3 million and $47.6 million of federal income taxes received, net of payments, offset by increases in cash used for inventory and parts of $62.8 million.

Property and Casualty Insurance

Net cash provided by operating activities was $31.2 million, $19.4 million, and $22.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. The increase was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $41.7 million, $12.9 million, and $11.8 million as of December 31, 2021, 2020, and 2019, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided (used) by operating activities was $91.8 million, $87.1 million and $72.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase in operating cash flows was primarily due to timing of settlement of payables and receivables and an increase in collected investment income offset by the reduced collected premiums.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. As of December 31, 2021, 2020 and 2019, cash and cash equivalents and short-term investments amounted to $50.1 million, $178.1 million and $30.5 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans including our working capital needs. We continue to hold significant cash and have access to additional liquidity to meet our anticipated capital expenditure requirements for investment in our rental fleet, rental equipment and storage acquisitions and build outs.

As a result of the federal income tax provisions of the CARES Act, we have filed applicable forms with the IRS to carryback net operating losses. These refund claims total approximately $366 million, of which we have received approximately $243 million in fiscal 2022, which are reflected in Prepaid expenses. These amounts are expected to provide us additional liquidity whenever received. It is possible future legislation could negatively impact our ability to receive these tax refunds.

Our borrowing strategy has primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of March 31, 2022, we had available borrowing capacity under existing credit facilities of $80.0 million.   While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit.   We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 8, Borrowings, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report.

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

Contractual Obligations and Commercial Commitments

For contractual obligations for material cash requirements from known contractual and other obligations as part of liquidity and capital resources discussion, please see Notes 8, 9, 10, 16, 17 and 18 of the Notes to Consolidated Financial Statements.   The following table provides additional detail for contractual commitments and contingencies as of March 31, 2022.

		Payment due by Period (as of March 31, 2022)
Contractual Obligations	Total	04/01/22 - 03/31/23	04/01/23 - 03/31/25	04/01/25 - 03/31/27	Thereafter
	(In thousands)
Notes and loans payable - Principal	$3,667,384	$177,890	480,307	$591,213	$2,417,974
Notes and loans payable - Interest	1,314,997	161,579	294,759	257,838	600,821
Revolving credit agreements - Principal	1,095,000	–	878,889	216,111	–
Revolving credit agreements - Interest	38,638	16,308	20,554	1,776	–
Finance leases - Principal	347,393	122,350	179,213	45,830	–
Finance leases - Interest	23,309	11,227	10,848	1,234	–
Finance liability - Principal	949,936	178,714	297,873	276,934	196,415
Finance liability - Interest	91,971	26,368	38,204	20,843	6,556
Operating lease liabilities	122,415	23,311	32,533	7,223	59,348
Property and casualty obligations (a)	111,768	19,212	20,473	6,675	65,408
Life, health and annuity obligations (b)	3,966,709	584,069	804,639	572,699	2,005,302
Self-insurance accruals (c)	418,890	130,973	165,177	72,421	50,319
Post-retirement benefit liability	20,870	1,369	3,269	4,120	12,112
Total contractual obligations	$12,169,280	$1,453,370	$3,226,738	$2,074,917	$5,414,255

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

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.   The cash flows shown above are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $2,735.1 million included in our consolidated balance sheet as of March 31, 2022. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

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

ASC 740 - Income Taxes liabilities and interest of $64.6 million is not included above due to uncertainty surrounding ultimate settlements, if any.

Fiscal 2023 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals.   Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals and is likely to increase in fiscal 2023. Revenue in the U-Move ® program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to unforeseen events including adverse economic conditions or heightened competition that is beyond our control.

With respect to our storage business, we have added new locations and expanded existing locations. In fiscal 2023, we are actively looking to complete current projects, increase occupancy in our existing portfolio of locations and acquire new locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. It is likely spending on acquisitions and new development will increase in fiscal 2023. We will continue to invest capital and resources in the U-Box ® program throughout fiscal 2023.

Inflationary pressures may challenge our ability to maintain or improve upon our operating margin.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at March 31, 2022:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$85,000	$(193)	6/28/2019	6/15/2022	1.76%	1 Month LIBOR
75,000	(186)	6/28/2019	6/30/2022	1.78%	1 Month LIBOR
75,000	(208)	6/28/2019	10/31/2022	1.76%	1 Month LIBOR

As of March 31, 2022, we had $1,145.3 million of variable rate debt obligations. If the LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $9.1 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. At December 31, 2021 and 2020, these derivative hedges had a net market value of $7.5 million and $6.6 million, with notional amounts of $416.7 million and $282.7   million, respectively. These derivative instruments are included in Investments, other; on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.1%, 4.6% and 4.6% of our revenue was generated in Canada in fiscal 2022, 2021 and 2020. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Changes in Internal Control over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of March 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit function and our Finance function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year 2022. We reviewed the results of management's assessment with the Audit Committee of our Board.

Our independent registered public accounting firm, BDO USA, LLP, has audited the Company's internal control over financial reporting and has issued their report, which is included on the following page.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AMERCO

Reno, Nevada

Opinion on Internal Control over Financial Reporting

We have audited AMERCO’s (the “Company’s”) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and schedules and our report dated May 25, 2022 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Phoenix, Arizona

May 25, 2022

Item 9B.    Other Information

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item   10.    Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to AMERCO’s definitive proxy statement, in connection with its 2022 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the Company’s 2022 fiscal year.

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

PART IV

Item 15.    Exhibits; Financial Statement Schedules

The following documents are filed as part of this Annual Report:

Schedule V - AMERCO and Consolidated Subsidiaries Supplemental Information (For Property-Casualty Insurance Operations)	F-68

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

Exhibits:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on June 9, 2016, file no. 1-11255
3.2	Restated Bylaws of AMERCO	Incorporated by reference to AMERCO’s Current Report on Form 8-K filed on September 5, 2013, file no. 1-11255
4.1	U-Haul Investors Club Base Indenture, dated February 14, 2011 by and between AMERCO and U. S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.2	Fourth Supplemental Indenture, dated March 15, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.3	Seventh Supplemental Indenture, dated March 29, 2011, by and among AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on April 1, 2011, file no. 1-11255
4.4	Tenth Supplemental Indenture, dated June 7, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.5	Twelfth Supplemental Indenture dated June 14, 2011 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.6	Eighteenth Supplemental Indenture dated January 7, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on March 26, 2012, file no. 1-11255
4.7	Eighth Supplemental Indenture, dated April 12, 2011, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year end March 31, 2012, file no. 1-11255
4.8	Twentieth Supplemental Indenture dated September 4, 2012 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 4, 2012, file no. 1-11255
4.9	Twenty-first Supplemental Indenture dated January 15, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on January 15, 2013, file no. 1-11255
4.10	Twenty-second Supplemental Indenture, dated May 28, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 30, 2013, file no. 1-11255
4.11	Twenty-third Supplemental Indenture, dated November 26, 2013 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on November 26, 2013, file no. 1-11255

4.12	Twenty-fourth Supplemental Indenture, dated April 22, 2014 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on April 22, 2014, file no. 1-11255
4.13	Twenty-sixth Supplemental Indenture, dated September 29, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 29, 2015, file no. 1-11255
4.14	Twenty-seventh Supplemental Indenture, dated December 15, 2015 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on December 15, 2015, file no. 1-11255
4.15	Twenty-eighth Supplemental Indenture, dated September 13, 2016 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on September 13, 2016, file no. 1-11255
4.16	Thirtieth Supplemental Indenture, dated June 27, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on June 27, 2017, file no. 1-11255
4.17	Thirty-first Supplemental Indenture, dated October 24, 2017 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 25, 2017, file no. 1-11255
4.18	Amended and Restated Twenty-fifth Supplemental Indenture, dated August 28, 2018 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on August 28, 2018, file no. 1-11255
4.19	Thirty-fifth Supplemental Indenture, dated March 7, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on March 7, 2019, file no. 1-11255
4.20	Amended and Restated Thirty-third Supplemental Indenture, dated May 3, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.21	Amended and Restated Thirty-fourth Supplemental Indenture, dated May 3, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.22	Thirty-sixth Supplemental Indenture, dated May 3, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.23	Thirty-seventh Supplemental Indenture, dated December 10, 2019 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on December 10, 2019, file no. 1-11255
4.24	Thirty-eighth Supplemental Indenture, dated February 18, 2020 by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on February 18, 2020, file no. 1-11255
4.25	Thirty-ninth, Supplemental Indenture, dated October 20, 2020 by and between AMERCO and U.S Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 20, 2020, file no. 1-11255
4.26	Forty-first Supplemental Indenture, dated April 13, 2021 by and between AMERCO and U.S Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on April 13, 2021, file no. 1-11255

4.27	Amended and Restated Fortieth Supplemental Indenture, dated October 12, 2021, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 12, 2021, file no. 1-11255
4.28	Forty-second Supplemental Indenture, dated October 12, 2021, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on October 12, 2021, file no. 1-11255
4.29	Forty-third Supplemental Indenture, dated March 8, 2022, by and between AMERCO and U.S. Bank National Association	Incorporated by reference to AMERCO's Current Report on Form 8-K, filed on March 8, 2022, file no. 1-11255
4.30	Description of Registered Securities	Incorporated by reference to AMERCO's Current Report on Form 10-K, filed on March 31, 2020, file no. 1-11255
10.1	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.2	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of AMERCO	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255
10.3	Property Management Agreement	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.4	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.5	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to AMERCO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
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

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 7, 2017, file no. 1-11255
10.45	Template Dealership Contract	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.46	Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.47	Amendment to the Amended and Restated AMERCO Employee Savings and Profit and Sharing Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.48	Amended and Restated AMERCO Employee Stock Ownership Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.49	Amendment to the Amended and Restated AMERCO Employee Stock Ownership Plan*	Incorporated by reference to AMERCO’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.50	Note Purchase Agreement, dated September 29, 2021, among AMERCO and the purchasers named therein.	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255
10.51	Form of AMERCO 2.43% Senior Note, Series A due September 30, 2029	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255
10.52	Form of AMERCO 2.51% Senior Note, Series A due September 30, 2029	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255
10.53	Form of AMERCO 2.63% Senior Note, Series A due September 30, 2029	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255
10.54	Form of AMERCO 2.78% Senior Note, Series A due September 30, 2029	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255
10.55	Note Purchase Agreement, dated December 2, 2021, among AMERCO and the purchasers named therein .	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
10.56	Form of AMERCO 2.55% Senior Note, Series A due January 27, 2030	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
10.57	Form of AMERCO 2.60% Senior Note, Series B due January 27, 2031	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
10.58	Form of AMERCO 2.68% Senior Note, Series C due January 27, 2032	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.59	Form of AMERCO 2.73% Senior Note, Series D due January 27, 2033	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
10.60	Form of AMERCO 2.88% Senior Note, Series E due January 27, 2035	Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
14	Code of Ethics	Incorporated by reference to AMERCO’s Quarterly Report on Form 8-K, filed on April 15, 2014, file no. 1-11255
21	Subsidiaries of AMERCO	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of AMERCO	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of AMERCO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Indicates management plan or compensatory arrangement.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AMERCO

Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AMERCO (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022 , in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 25, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Self-Insurance Reserves (U-Haul)

As described in Note 3 and included in Note 21A to the consolidated financial statements, U-Haul retains the risk for certain public liability and property damage programs related to its rental equipment, which is referred to as self-insurance. The estimated U-Haul self-insurance reserve as of March 31, 2022 was $418.9 million and was recorded in the consolidated balance sheets within policy benefits and losses, claims and loss expenses payable.   The self-insurance reserve estimate requires significant management judgment and is based upon historical claims experience, current claim trends, and actuarial estimates.

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

The primary procedures we performed to address this critical audit matter included the following:

  Testing the design and operating effectiveness of internal controls surrounding the existence and accuracy of historical claims data used by the actuary.
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

Valuation of Future Policy Benefits (Oxford)

As discussed in Notes 3, 16 and included in Note 21A of the consolidated financial statements, the Company’s life insurance subsidiary (“Oxford”), sells life insurance, Medicare supplement insurance, and deferred annuities. Liabilities for future policy benefits are recorded in the consolidated balance sheets within policy benefits and losses, claims and loss expenses payable. Management’s estimate of liabilities for future policy benefits as of December 31, 2021 was $399.0 million. The liability is determined by Management utilizing the net premium valuation methodology and is accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to policyholders and related expenses less the present value of future net premiums, is estimated using assumptions applicable at the time the insurance contracts are written, with provisions for the risk of adverse deviation, as appropriate. The Company periodically performs a gross premium valuation and reviews original assumptions, including capitalized expenses which reduce the gross premium valuation, to evaluate whether assets and the liabilities are adequate and whether a loss should be recognized.

We identified the valuation of future policy benefits for life and annuity policies as a critical audit matter. Significant and complex management judgments and assumptions included expected mortality experience, policy lapses and surrenders, assets yields and expenses, and expected interest rate yields. Management specialists in actuarial methods are utilized to evaluate the valuation of future policy benefits to determine whether loss recognition is required. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

  Testing the completeness and accuracy of a sample of policy data to source and supporting documents utilized to calculate management’s assumptions as the basis for the gross premium valuation.
  Utilizing a specialist with knowledge and skill in actuarial methods to assist in reviewing the methodology and assumptions used in the gross premium valuation, including (i) assessing the reasonableness of assumptions used through independent calculations, (ii) evaluating the reasonableness of the amortization of capitalized expenses, (iii) evaluating the applicability of the assumptions and sources of management’s calculation at the time the insurance contracts were written and, (iv) reviewing the reasonableness of the gross premium valuation, including evaluating whether loss recognition is warranted.

Reserve for Property & Casualty Losses and Loss Adjustment Expenses (Repwest)

As described in Notes 3, 16 and included in Note 21A to the consolidated financial statements, the Company’s property and casualty insurance subsidiaries recorded $160.4 million of reserves for property and casualty (“P&C”) losses and loss adjustment expenses at December 31, 2021. Reserves for P&C losses and loss adjustment expenses are recorded in the consolidated balance sheets within policy benefits and losses, claims and loss expenses payable. Insurance reserves for P&C take into account losses incurred based upon actuarial estimates and are management’s best approximation of future payments. These estimates are based upon past claims experience and current claim trends as well as actuarial estimates. Changes in judgments and assumptions could materially impact the valuation of these liabilities, particularly for exposure with a long period of time between the insured period and settlement of all claims, such as, excess workers’ compensation claims.

We identified the reserve for P&C losses and loss adjustment expense as a critical audit matter. Significant and complex management judgments and assumptions, including the use of management specialists in actuarial methods, is required to evaluate past claims experience and current claim trends and actuarial estimates, including expected length of claims and cost trends associated with claimant treatments.   Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

  Testing the completeness and accuracy of claims data utilized by the actuary by selecting a sample of claims and corroborating key attributes of claims detail to source and supporting documents.
  Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in   evaluating the appropriateness of the methodology and the assumptions used by management’s actuary including (i) performing a retrospective review of the prior year reserve estimate against actual performance, and   (ii) assessing the reasonableness of actuarial methods and key underlying assumptions through testing of the actuarial models used to ensure accurate reflection of the nature of the underlying exposure, development characteristics associated with the claims, the reasonableness of the underlying assumptions, including the selection of loss development factors and expected loss ratios, weighting of methods, and the sensitivity of the estimate to alternate assumptions.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003.

Phoenix, Arizona

May 25, 2022

Amerco and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2022	2021
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,704,137	$1,194,012
Reinsurance recoverables and trade receivables, net	229,343	224,426
Inventories and parts, net	158,888	105,577
Prepaid expenses	236,915	469,144
Investments, fixed maturities and marketable equities	2,893,399	2,695,656
Investments, other	543,755	489,759
Deferred policy acquisition costs, net	103,828	89,749
Other assets	60,409	47,730
Right of use assets - financing, net	620,824	877,038
Right of use assets - operating, net	74,382	92,505
Related party assets	47,851	35,395
	7,673,731	6,320,991
Property, plant and equipment, at cost:
Land	1,283,142	1,075,813
Buildings and improvements	5,974,639	5,163,705
Furniture and equipment	846,132	786,505
Rental trailers and other rental equipment	615,679	477,921
Rental trucks	4,638,814	3,909,724
	13,358,406	11,413,668
Less: Accumulated depreciation	(3,732,556)	(3,083,053)
Total property, plant and equipment, net	9,625,850	8,330,615
Total assets	$17,299,581	$14,651,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$677,785	$645,575
Notes, loans and finance leases payable, net	6,022,497	4,668,907
Operating lease liabilities	74,197	92,510
Policy benefits and losses, claims and loss expenses payable	978,254	997,701
Liabilities from investment contracts	2,336,238	2,161,530
Other policyholders' funds and liabilities	10,812	12,420
Deferred income	49,157	42,592
Deferred income taxes, net	1,265,358	1,178,489
Total liabilities	11,414,298	9,799,724

Commitments and contingencies (notes 9, 17, 18, and 19)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of March 31, 2022 and 2021	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2022 and 2021	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $ 0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of March 31, 2022 and 2021	–	–
Common stock, with $ 0.25 par value, 250,000,000 shares authorized:
Common stock of $ 0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of March 31, 2022 and 2021	10,497	10,497
Additional paid-in capital	453,819	453,819
Accumulated other comprehensive income	46,384	106,857
Retained earnings	6,052,233	4,958,359
Cost of common shares in treasury, net ( 22,377,912 shares as of March 31, 2022 and 2021)	(525,653)	(525,653)
Cost of preferred shares in treasury, net ( 6,100,000 shares as of March 31, 2022 and 2021)	(151,997)	(151,997)
Total stockholders' equity	5,885,283	4,851,882
Total liabilities and stockholders' equity	$17,299,581	$14,651,606

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2022	2021	2020
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$3,958,807	$3,083,317	$2,692,413
Self-storage revenues	617,120	477,262	418,741
Self-moving and self-storage products and service sales	351,447	344,929	265,091
Property management fees	35,194	31,603	30,406
Life insurance premiums	111,027	121,609	127,976
Property and casualty insurance premiums	86,518	68,779	66,053
Net investment and interest income	148,261	122,938	137,829
Other revenue	431,373	291,548	240,359
Total revenues	5,739,747	4,541,985	3,978,868

Costs and expenses:
Operating expenses	2,676,541	2,187,684	2,117,148
Commission expenses	429,581	329,609	288,332
Cost of sales	259,585	214,059	164,018
Benefits and losses	186,647	179,512	174,836
Amortization of deferred policy acquisition costs	33,854	28,293	31,219
Lease expense	29,910	28,470	26,882
Depreciation, net gains on disposals of ($214,203, $54,071 and $27,057 respectively)	482,752	609,930	637,063
Net (gains) losses on disposal of real estate	(4,120)	3,281	(758)
Total costs and expenses	4,094,750	3,580,838	3,438,740

Earnings from operations	1,644,997	961,147	540,128
Other components of net periodic benefit costs	(1,120)	(987)	(1,054)
Interest expense	(167,424)	(163,502)	(160,950)
Fees on early extinguishment of debt	(956)	–	–
Pretax earnings	1,475,497	796,658	378,124
Income tax (expense) benefit	(352,211)	(185,802)	63,924
Earnings available to common stockholders	$1,123,286	$610,856	$442,048
Basic and diluted earnings per common share	$57.29	$31.15	$22.55
Weighted average common shares outstanding: Basic and diluted	19,607,788	19,607,788	19,603,708

Related party revenues for fiscal 2022, 2021 and 2020, net of eliminations, were $35.2 million, $31.6 million and $30.4 million, respectively.

Related party costs and expenses for fiscal 2022, 2021, and 2020, net of eliminations, were $90.7 million, $71.8 million and $64.7 million, respectively.

Please see Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and Consolidated Subsidiaries

Consolidated statements of comprehensive income (loss)

Fiscal Year Ended March 31, 2022	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$1,475,497	$(352,211)	$1,123,286
Other comprehensive income:
Foreign currency translation	(2,828)	–	(2,828)
Unrealized net loss on investments	(78,452)	15,826	(62,626)
Change in fair value of cash flow hedges	605	(148)	457
Amounts reclassified into earnings on hedging activities	3,948	(970)	2,978
Change in postretirement benefit obligations	2,049	(503)	1,546
Total other comprehensive (loss) income	(74,678)	14,205	(60,473)

Total comprehensive income	$1,400,819	$(338,006)	$1,062,813

Fiscal Year Ended March 31, 2021	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$796,658	$(185,802)	$610,856
Other comprehensive income:
Foreign currency translation	(5,694)	–	(5,694)
Unrealized net gain on investments	96,170	(19,201)	76,969
Change in fair value of cash flow hedges	(569)	140	(429)
Amounts reclassified into earnings on hedging activities	3,640	(894)	2,746
Change in postretirement benefit obligations	(1,838)	451	(1,387)
Total other comprehensive income (loss)	91,709	(19,504)	72,205

Total comprehensive income	$888,367	$(205,306)	$683,061

Fiscal Year Ended March 31, 2020	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$378,124	$63,924	$442,048
Other comprehensive income:
Foreign currency translation	9,377	–	9,377
Unrealized net gain on investments	124,566	(26,623)	97,943
Change in fair value of cash flow hedges	(8,352)	2,051	(6,301)
Amounts reclassified into earnings on hedging activities	(3)	1	(2)
Change in postretirement benefit obligations	441	(108)	333
Total other comprehensive income (loss)	126,029	(24,679)	101,350

Total comprehensive income	$504,153	$39,245	$543,398

The accompanying notes are an integral part of these consolidated financial statements.

Amerco and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

Description	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Less: Unearned Employee Stock Ownership Plan Shares	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2019	$10,497	$453,326	$(66,698)	$3,976,962	$(525,653)	$(151,997)	$(4,048)	$3,692,389
Increase in market value of released ESOP shares	–	493	–	–	–	–	–	493
Release of unearned ESOP shares	–	–	–	–	–	–	4,253	4,253
Purchase of ESOP shares	–	–	–	–	–	–	(205)	(205)
Foreign currency translation	–	–	9,377	–	–	–	–	9,377
Unrealized net gain on investments, net of tax	–	–	97,943	–	–	–	–	97,943
Change in fair value of cash flow hedges, net of tax	–	–	(6,301)	–	–	–	–	(6,301)
Amounts reclassified into earnings on hedging activities	–	–	(2)	–	–	–	–	(2)
Change in postretirement benefit obligations	–	–	333	–	–	–	–	333
Net earnings	–	–	–	442,048	–	–	–	442,048
Common stock dividends: ($ 1.00 per share for fiscal 2020)	–	–	–	(19,608)	–	–	–	(19,608)
Net activity	–	493	101,350	422,440	–	–	4,048	528,331
Balance as of March 31, 2020	$10,497	$453,819	$34,652	$4,399,402	$(525,653)	(151,997)	$–	$4,220,720
Adjustment for adoption of Topic 326	–	–	–	(2,880)	–	–	–	(2,880)
Foreign currency translation	–	–	(5,694)	–	–	–	–	(5,694)
Unrealized net gain on investments, net of tax	–	–	76,969	–	–	–	–	76,969
Change in fair value of cash flow hedges, net of tax	–	–	(429)	–	–	–	–	(429)
Amounts reclassified into earnings on hedging activities	–	–	2,746	–	–	–	–	2,746
Change in postretirement benefit obligations	–	–	(1,387)	–	–	–	–	(1,387)
Net earnings	–	–	–	610,856	–	–	–	610,856
Common stock dividends: ($ 2.50 per share for fiscal 2021)	–	–	–	(49,019)	–	–	–	(49,019)
Net activity	–	–	72,205	558,957	–	–	–	631,162
Balance as of March 31, 2021	$10,497	$453,819	$106,857	$4,958,359	$(525,653)	$(151,997)	$–	$4,851,882
Foreign currency translation	–	–	(2,828)	–	–	–	–	(2,828)
Unrealized net loss on investments, net of tax	–	–	(62,626)	–	–	–	–	(62,626)
Change in fair value of cash flow hedges, net of tax	–	–	457	–	–	–	–	457
Amounts reclassified into earnings on hedging activities	–	–	2,978	–	–	–	–	2,978
Change in postretirement benefit obligations	–	–	1,546	–	–	–	–	1,546
Net earnings	–	–	–	1,123,286	–	–	–	1,123,286
Common stock dividends: ($ 1.50 per share for fiscal 2022)	–	–	–	(29,412)	–	–	–	(29,412)
Net activity	–	–	(60,473)	1,093,874	–	–	–	1,033,401
Balance as of March 31, 2022	$10,497	$453,819	$46,384	$6,052,233	$(525,653)	$(151,997)	$–	$5,885,283

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,123,286	$610,856	$442,048
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	696,955	664,001	664,120
Amortization of deferred policy acquisition costs	33,854	28,293	31,219
Amortization of premiums and accretion of discounts related to investments, net	19,749	14,229	13,317
Amortization of debt issuance costs	5,659	5,948	4,426
Interest credited to policyholders	64,692	55,321	51,857
Change in allowance for losses on trade receivables	4,227	1,206	(14)
Change in allowance for inventories and parts reserves	15,235	1,298	640
Net gains on disposal of personal property	(214,203)	(54,071)	(27,057)
Net (gains) losses on disposal of real estate	(4,120)	3,281	(758)
Net gains on sales of investments	(11,872)	(10,058)	(13,596)
Net gains on equity investments	(7,837)	(394)	(3,783)
Deferred income taxes	101,091	68,411	317,893
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(9,187)	(39,516)	38,129
Inventories and parts	(68,536)	(5,775)	1,776
Prepaid expenses	232,342	94,359	(391,120)
Capitalization of deferred policy acquisition costs	(32,626)	(36,162)	(24,447)
Other assets	(2,706)	29,865	(1,295)
Related party assets	(10,357)	(487)	(5,645)
Accounts payable and accrued expenses	28,752	92,925	(4,530)
Policy benefits and losses, claims and loss expenses payable	(19,692)	(1,992)	(12,618)
Other policyholders' funds and liabilities	(1,608)	2,230	(4,857)
Deferred income	5,216	11,567	(1,818)
Related party liabilities	(2,079)	60	1,626
Net cash provided by operating activities	1,946,235	1,535,395	1,075,513

Cash flows from investing activities:
Escrow deposits	(9,328)	(5,221)	6,617
Purchase of:
Property, plant and equipment	(2,136,537)	(1,441,475)	(2,309,406)
Short term investments	(74,418)	(69,929)	(61,226)
Fixed maturity investments	(627,326)	(606,233)	(379,349)
Equity securities	(19,299)	(962)	(83)
Preferred stock	(8,000)	(16,144)	–
Real estate	(261)	(622)	(4,286)
Mortgage loans	(158,147)	(158,071)	(62,016)
Proceeds from sales and paydowns of:
Property, plant and equipment	623,235	537,484	687,375
Short term investments	51,591	69,718	59,056
Fixed maturity investments	360,937	529,239	268,636
Equity securities	2,046	207	185
Preferred stock	2,000	2,700	2,375
Real estate	113	255	311
Mortgage loans	126,218	29,525	25,162
Net cash used by investing activities	(1,867,176)	(1,129,529)	(1,766,649)
	Page 1 of 2

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

consolidated statements of cash flows (continued)

	Years Ended March 31,
	2022	2021	2020
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	$1,969,474	$922,008	$1,121,412
Principal repayments on credit facilities	(437,506)	(662,588)	(349,986)
Payment of debt issuance costs	(13,156)	(5,793)	(5,332)
Finance lease payments	(166,262)	(221,247)	(307,782)
Employee stock ownership plan shares	–	–	(206)
Common stock dividends paid	(29,412)	(49,019)	(29,404)
Investment contract deposits	347,520	517,856	234,640
Investment contract withdrawals	(237,503)	(213,864)	(151,022)
Net cash provided by financing activities	1,433,155	287,353	512,320

Effects of exchange rate on cash	(2,089)	6,441	(533)

Increase (decrease) in cash and cash equivalents	1,510,125	699,660	(179,349)
Cash and cash equivalents at the beginning of period	1,194,012	494,352	673,701
Cash and cash equivalents at the end of period	$2,704,137	$1,194,012	$494,352

	Page 2 of 2

The accompanying notes are an integral part of these consolidated financial statements.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 1. Basis of Presentation

AMERCO, a Nevada Corporation (“AMERCO”), has a fiscal year that ends on the 31 st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31 st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2021, 2020 and 2019 correspond to fiscal 2022, 2021 and 2020 for AMERCO.

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $ 250,000 . Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $ 100,000 CAD per account. As of March 31, 2022 and March 31, 2021, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

Investments

Fixed Maturities and Marketable Equities. Fixed maturity investments consist of either marketable debt, equity or redeemable preferred stocks. As of the balance sheet dates, all of our investments in these securities were classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses recorded net of taxes and applicable adjustments to deferred policy acquisition costs in stockholders’ equity.  We adopted ASC Topic 326, Financial Instruments Credit Losses (“Topic 326”) as of April 1, 2020, for available-for-sale debt securities. This new standard requires the use of forward-looking information to estimate credit losses and requires credit losses for available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction in the amortized cost basis.  Changes in the market value of common stocks are recognized in earnings. Fair amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

  value for these investments is based on quoted market prices, dealer quotes or discounted cash flows. The cost of investments sold is based on the specific identification method. See Note 23, Allowance for Credit Losses, of the Notes to Consolidated Financial Statements.

Mortgage Loans and Notes on Real Estate. Mortgage loans and notes on real estate are reported at their unpaid balance, net of any allowance for expected losses and any unamortized premium or discount. See Note 23, Allowance for Credit Losses, of the Notes to Consolidated Financial Statements.

Recognition of Investment Income. Interest income from bonds and mortgage notes is recognized when earned. Dividends on common and preferred stocks are recognized on the ex-dividend dates. Realized gains and losses on the sale or exchange of investments are recognized at the trade date.

Accrued Interest Receivable

Accrued interest receivables on available-for-sale securities totaled $28.7 million as of December 31, 2021 and are excluded from the estimate of credit losses.

We have elected not to measure an allowance on accrued interest receivables as our practice is to write off the uncollectible balance in a timely manner. Furthermore, we have elected to write off accrued interest receivables by reversing interest income.

Derivative Financial Instruments

Our objective for holding derivative financial instruments is to manage interest rate risk exposure primarily through entering interest rate swap agreements and call options. We do not enter into these instruments for trading purposes. Counterparties to the interest rate swap agreements are major financial institutions. Derivatives are recognized at fair value on the balance sheet and are classified as prepaid expenses (asset) or accrued expenses (liability). Derivatives that are not designated as cash flow hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a cash flow hedge, changes in its fair value will be recorded in accumulated other comprehensive income (loss) until the hedged item is recognized in earnings. See Note 10, Derivatives, of the Notes to Consolidated Financial Statements.

Inventories and parts, net

Inventories and parts, net were as follows:

	March 31,
	2022	2021
	(In thousands)
Truck and trailer parts and accessories (a)	$148,237	$95,976
Hitches and towing components (b)	32,508	19,972
Moving supplies and propane (b)	16,623	12,877
Subtotal	197,368	128,825
Less: LIFO reserves	(37,400)	(21,832)
Less: excess and obsolete reserves	(1,080)	(1,416)
Total	$158,888	$105,577

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 93 % and 96 % of the total inventories for March 31, 2022 and 2021, respectively. Had we utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $ 37.4 million and $ 21.8 million higher as of March 31, 2022 and 2021, respectively. In fiscal 2022, the negative effect on income due to liquidation of a portion of the LIFO inventory was $ 0.1 million.

Property, Plant and Equipment

Our Property, plant and equipment is stated at cost. Interest expense, if any, incurred during the initial construction of buildings is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment, other than real estate (“personal property”), are netted against depreciation expense when realized. The net amount of gains, netted against depreciation expense, were $ 214.2 million, $ 54.1 million and $ 27.1 million during fiscal 2022, 2021 and 2020, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed. As a result of changes in Internal Revenue Service (“IRS”) regulations regarding the capitalization of assets, beginning in the first quarter of fiscal 2017, we raised the value threshold before certain assets are capitalized within our depreciation policy. This change in threshold, results in the immediate recognition of reported operating costs with a lagging decrease in depreciation expense over the term that these assets would have been depreciated. Due to this change, we had operating expenses of $ 28.7 million, $ 22.8 million and $ 26.9 million in fiscal 2022, 2021 and 2020, respectively. This change in threshold benefited us through the immediate recognition of tax deductible costs.

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

In addition to our property, plant and equipment, we had real estate held for future development or use of $67.8 million and $68.8 million for fiscal 2022 and 2021, respectively and is included in Investments, other.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Receivables

Trade receivables include trade accounts from moving and self-storage customers and dealers, insurance premiums and amounts due from re-insurers, less management’s estimate of expected losses.

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

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). To adjust the historical loss rates to reflect the effects of these differences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk.   Management estimated the loss rate at approximately 6%. Management developed this estimate based on its knowledge of past experience. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category.

Insurance premiums receivable for policies that are billed through contracted agents are recorded net of commissions payable. A commission payable is recorded as a separate liability for those premiums that are billed direct.

Reinsurance recoverables include case reserves and actuarial estimates of claims incurred but not reported ("IBNR"). These receivables are not expected to be collected until after the associated claim has been adjudicated and billed to the re-insurer. The reinsurance recoverables may have little or no allowance for credit losses due to the fact that reinsurance is typically procured from carriers with strong credit ratings. Furthermore, we do not cede losses to a re-insurer if the carrier is deemed financially unable to perform on the contract. Reinsurance recoverables also include insurance ceded to other insurance companies.

The allowance for expected credit losses on trade receivables as of March 31, 2022 was $8.6 million.

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

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to our rental equipment. The consolidated balance sheets include $ 418.9 million and $ 427.1 million of liabilities related to these programs as of March 31, 2022 and 2021, respectively. These liabilities are recorded in Policy benefits and losses, claims and loss expenses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

Additionally, as of March 31, 2022 and 2021, the consolidated balance sheets include liabilities of $ 19.7 million and $ 17.5 million, respectively, related to medical plan benefits we provide for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of IBNR claims. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Advertising

All advertising costs are expensed as incurred. Advertising expense was $ 13.7 million, $ 18.0 million and $ 13.7 million in fiscal 2022, 2021 and 2020, respectively.

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

Starting in fiscal 2014, new annuity contract holders were provided with a sales inducement in the form of a premium bonus (the “Sales Inducement Asset”).   Sales inducements are recognized as an asset with a corresponding increase to the policyholder liability and are amortized in a similar manner to Deferred Policy Acquisition Costs.   As of December 31, 2021 and 2020, the Sales Inducement Asset included with Deferred Policy Acquisition Costs amounted to $ 15.7 million and $ 16.0 million, respectively on the consolidated balance sheet and amortization expense totaled $ 4.7 million, $ 4.3 million and $ 5.5 million for the periods ended December 31, 2021, 2020 and 2019, respectively.

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

Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when it is more likely than not that the deferred tax assets will not be realized.

Earnings Per Share

Our earnings per share is calculated by dividing our earnings available to common stockholders by the weighted average common shares outstanding, basic and diluted.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The weighted average common shares outstanding exclude post-1992 shares of the employee stock ownership plan that have not been committed to be released.   As of March 31, 2022 and 2021 all of these shares have been released. There are no dilutive securities for fiscal years 2022, 2021 and 2020.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments, unrealized gains and losses on investments, the change in fair value of cash flow hedges and the change in postretirement benefit obligations.

Debt Issuance Costs

We defer costs directly associated with acquiring third-party financing. Debt issuance costs are deferred and amortized to interest expense using the effective interest method. Debt issuance costs related to our long-term debt are reflected as a direct deduction from the carrying amount of the debt. Please see Note 8, Borrowings, of the Notes to Consolidated Financial Statements.

Adoption of New Accounting Pronouncements

On April 1, 2021, we adopted ASU 2020-08, Clarifying Guidance on Amortization of the Excess of the Cost Basis of Certain Callable Debt Securities Over the Amount Repayable.   This standard requires that, for each reporting period, callable debt securities be reevaluated to determine if they remain subject to the guidance, which will depend on the amortized cost basis of the security and the terms of the next call option.   The guidance is effective for fiscal years beginning after December 15, 2020. The adoption of the standard did not have a material impact on our consolidated financial statements.

On April 1, 2021, we adopted, ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This standard provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Inter-Bank Offer Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We adopted this standard and there was no impact to our consolidated financial statements.

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

Note 4.   Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2022	2021
	(In thousands)
Reinsurance recoverable	$50,586	$66,386
Trade accounts receivable	150,285	121,251
Paid losses recoverable	345	276
Accrued investment income	28,689	27,883
Premiums and agents' balances	1,650	2,546
Independent dealer receivable	73	258
Other receivables	6,364	10,247
	237,992	228,847
Less: Allowance for credit losses	(8,649)	(4,421)
	$229,343	$224,426

Note 5.   Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 27.1 million and $ 27.7 million for December 31, 2021 and 2020, respectively.

Available-for-Sale Investments

Available-for-sale investments as of March 31, 2022 were as follows:

	Cost Amortized	Unrealized Gains Gross		Unrealized Losses More than 12 Months Gross		Unrealized Losses Less than 12 Months Gross		Allowance for Expected Credit Losses	Value Fair

	(In thousands)
U.S. treasury securities and government obligations	$128,078	$7,984		$–		$(969)		$–	$135,093
U.S. government agency mortgage-backed securities	44,678	280		(42)		(3,111)		–	41,805
Obligations of states and political subdivisions	178,040	15,450		–		(508)		–	192,982
Corporate securities	1,989,212	138,909		(402)		(6,604)		(60)	2,121,055
Mortgage-backed securities	324,029	7,671		(1)		(1,542)		–	330,157
	$2,664,037	$170,294	$	(445)	$	(12,734)	$	(60)	$2,821,092

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Available-for-sale investments as of March 31, 2021 were as follows:

	Cost Amortized	Unrealized Gains Gross		Unrealized Losses More than 12 Months Gross		Unrealized Losses Less than 12 Months Gross		Allowance for Expected Credit Losses	Value Fair

	(in thousands)
U.S. treasury securities and government obligations	$92,429	$12,941		$–		$–		$–	$105,370
U.S. government agency mortgage-backed securities	61,427	911		(1)		(132)		–	62,205
Obligations of states and political subdivisions	230,521	25,249		(59)		(3)		–	255,708
Corporate securities	1,846,507	199,447		(163)		(640)		(1,320)	2,043,831
Mortgage-backed securities	174,728	11,706		(1)		(8)		–	186,425
	$2,405,612	$250,254	$	(224)	$	(783)	$	(1,320)	$2,653,539

We sold available-for-sale securities with a fair value of $ 352.3 million, $ 523.9 million and $ 264.5 million in fiscal 2022, 2021 and 2020, respectively. The gross realized gains on these sales totaled $ 9.5 million, $ 9.6 million and $ 6.4 million in fiscal 2022, 2021 and 2020, respectively. We realized gross losses on these sales of $ 1.4 million, $ 2.1 million and $ 0.2 million in fiscal 2022, 2021 and 2020, respectively.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There were no incremental impairment charges recorded during fiscal year 2022.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	March 31, 2022		March 31, 2021
	Cost Amortized	Value Fair	Cost Amortized	Value Fair
	(In thousands)
Due in one year or less	$97,969	$99,432	$90,142	$91,190
Due after one year through five years	541,840	570,135	562,442	601,818
Due after five years through ten years	704,295	765,073	672,733	754,536
Due after ten years	995,904	1,056,295	905,567	1,019,570
	2,340,008	2,490,935	2,230,884	2,467,114

Mortgage backed securities	324,029	330,157	174,728	186,425
	$2,664,037	$2,821,092	$2,405,612	$2,653,539

Equity investments of common stock and non-redeemable preferred stock were as follows:

	March 31, 2022		March 31, 2021
	Cost Amortized	Value Fair	Cost Amortized	Value Fair
	(In thousands)
Common stocks	$27,674	$46,212	$9,775	$20,440
Non-redeemable preferred stocks	26,054	26,095	20,034	21,677
	$53,728	$72,307	$29,809	$42,117

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2022	2021
	(In thousands)
Mortgage loans, net	$423,163	$391,230
Short-term investments	30,916	7,234
Real estate	67,824	68,813
Policy loans	10,309	11,163
Other equity investments	11,543	11,319
	$543,755	$489,759

Mortgage loans are carried at the unpaid balance, less an allowance for expected losses net of any unamortized premium or discount. The portfolio of mortgage loans is principally collateralized by self-storage facilities and commercial properties. The interest rate range on the mortgage loans is 3.5 % to 5.9 % with maturities between 2022 and 2036 . The allowance for expected losses was $ 0.5 million for both March 31, 2022 and 2021. These loans represent first lien mortgages held by us. Mortgage loans are reviewed on an ongoing basis and analysis may include market analysis, estimated valuations of the underlying collateral, loan to value ratios, tenant creditworthiness and other factors. For our mortgage loans, no specifically identified loans were impaired as of March 31, 2022. We have not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area.

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

Note 6.   Other Assets

Other assets were as follows:

	March 31,
	2022	2021
	(In thousands)
Deposits (debt-related)	$37,588	$33,952
Cash surrender value of life insurance policies	–	567
Deposits (real estate related)	22,821	13,211
	$60,409	$47,730

Note 7.   Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2022	2021	2020
	(In thousands)
Fixed maturities	$111,625	$102,021	$107,434
Real estate	5,648	5,769	7,304
Insurance policy loans	705	829	974
Mortgage loans	25,850	18,248	17,164
Short-term, amounts held by ceding reinsurers, net and other investments	11,713	3,103	9,807
Investment income	155,541	129,970	142,683
Less: investment expenses	(7,280)	(7,032)	(4,854)
Net investment and interest income	$148,261	$122,938	$137,829

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 8.   Borrowings

Long-Term Debt

Long-term debt was as follows:

							March 31,
	2022 Rates			Maturities			2022	2021
							(In thousands)
Real estate loan (amortizing term)			1.83%			2023	$50,259	$82,913
Senior mortgages	2.70%	-	5.50%	2023	-	2042	2,206,268	2,125,324
Real estate loans (revolving credit) (a)	1.58%	-	3.14%	2023	-	2025	535,000	535,000
Fleet loans (amortizing term)	1.61%	-	4.66%	2022	-	2028	124,651	176,295
Fleet loans (revolving credit)	1.30%	-	2.36%	2024	-	2026	560,000	535,000
Finance leases (rental equipment)	2.16%	-	5.04%	2022	-	2026	347,393	513,623
Finance liability (rental equipment)	1.60%	-	4.68%	2024	-	2030	949,936	644,375
Private placements	2.43%	-	2.88%	2029	-	2035	1,200,000	–
Other obligations	1.50%	-	8.00%	2022	-	2049	86,206	86,085
Notes, loans and finance leases payable							$6,059,713	$4,698,615
Less: Debt issuance costs							(37,216)	(29,708)
Total notes, loans and finance leases payable, net							$6,022,497	$4,668,907

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

The interest rate, per the provisions of the amended loan agreement, is the applicable LIBOR plus the applicable margin. As of March 31, 2022, the applicable LIBOR was 0.33 % and the applicable margin was 1.50%, the sum of which was 1.83%. The default provisions of the Real Estate Loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.70% and 5.50%. The weighted average interest rate of these loans as of March 31, 2022 was 4.0%.  Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $ 385.0 million. As of March 31, 2022, the outstanding balance of these loans in the aggregate was $ 385.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of March 31, 2022, the applicable LIBOR was between 0.21 % and 0.45 % and the margin was between 1.25 % and 1.50%, the sum of which was between 1.46 % and 1.85%. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. These loan agreements contain fallback language for the replacement of LIBOR.

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $ 200.0 million, which can be increased to $ 300.0 million by bringing in other lenders. As of March 31, 2022, the outstanding balance was $ 150.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of March 31, 2022, the applicable LIBOR was 0.21 % and the margin was 1.38%, the sum of which was 1.59%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30 % fee charged for unused capacity. This loan agreement contains fallback language for the replacement of LIBOR.

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

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 590.0 million. The outstanding balance for these revolvers is $ 560.0 million. The interest rates, per the provision of the loan agreements, in aggregate of $ 385.0 million, are the applicable LIBOR plus the applicable margin. As of March 31, 2022, the applicable LIBOR was 0.21 % and the margin was between 1.15 % and 1.25%, the sum of which was between 1.36 % and 1.46%. Of this $385.0 million outstanding, $ 100.0 million was fixed with an interest rate of 2.36%.   The other loan of $175.0 million uses the Secured Overnight Funding Rate which interest rate was 0.05% plus a margin of 1.25% totaling 1.30% as of March 31, 2022.   Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly. These loan agreements either contain fallback language for the replacement of LIBOR or are in the process of being amended to add updated language.

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment. The agreements are generally seven (7) year terms with interest rates ranging from 2.16% to 5.04%.  All of our finance leases are collateralized by our rental fleet. The net book value of the corresponding rental equipment was $620.8 million and $877.0 million as of March 31, 2022 and March 31, 2021, respectively. There were no new financing leases, as assessed under the new leasing guidance, entered into during fiscal 2022.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions, and we assess if sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.   We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, sale-leasebacks are accounted for as a financial liability and the leased assets are capitalized at cost.     Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.60 % to 4.68%. These finance liabilities are collateralized by our rental fleet.   The net book value of the corresponding rental equipment was $ 1,068.3 million and $ 718.3 million as of March 31, 2022 and March 31, 2021, respectively

Private Placements

In September 2021, AMERCO entered into a note purchase agreement to issue $ 600.0 million of fixed rate senior unsecured notes in a private placement offering.   These notes consist of four tranches each totaling $ 150.0 million and funded in September 2021.   The fixed interest rates range between 2.43 % and 2.78 % with maturities between 2029 and 2033 .   Interest is payable semiannually.

In December 2021, AMERCO entered into a note purchase agreement to issue $ 600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes funded in January 2022. These notes consist of three tranches each totaling $ 100.0 million and two tranches each totaling $ 150.0 million.   The fixed interest rates range between 2.55 % and 2.88 % with maturities between 2030 and 2035 .   Interest is payable semiannually.

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

As of March 31, 2022, the aggregate outstanding principal balance of the U-Notes ® issued was $ 88.5 million, of which $ 2.3 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 1.50 % and 8.00 % and maturity dates range between 2022 and 2049 .

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of December 31, 2021, the deposits had an aggregate balance of $ 60.0 million, for which Oxford pays fixed interest rates between 0.49 % and 1.72 % with maturities between September 30, 2022 and September 29, 2025. As of December 31, 2021, available-for-sale investments held with the FHLB totaled $ 105.6 million, of which $ 62.8 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within Liabilities from investment contracts on the consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable as of March 31, 2022 for the next five years and thereafter are as follows:

	Years Ended March 31,
	2023	2024	2025	2026	2027	Thereafter	Total
	(In thousands)
Notes, loans and finance leases payable, secured	$478,954	$937,542	$898,740	$570,127	$559,961	$2,614,389	$6,059,713

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 9.   Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2022	2021	2020
	(In thousands)
Interest expense	$167,618	$165,484	$180,444
Capitalized interest	(9,700)	(11,573)	(23,517)
Amortization of transaction costs	5,556	5,949	4,427
Interest expense resulting from cash flow hedges	3,950	3,642	(404)
Total interest expense	167,424	163,502	160,950

Interest paid in cash, including payments related to derivative contracts, amounted to $ 147.9 million, $ 153.2 million and $ 168.1 million for fiscal 2022, 2021 and 2020, respectively.

Interest Rates

Interest rates and our revolving credit borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2022	2021	2020
	(In thousands, except interest rates)
Weighted average interest rate during the year	1.40%	1.40%	3.31%
Interest rate at year end	1.49%	1.40%	2.86%
Maximum amount outstanding during the year	$1,105,000	$1,175,000	$1,086,000
Average amount outstanding during the year	$1,085,074	$1,088,293	$1,002,081
Facility fees	$253	$261	$193

Note 10.   Derivatives

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the consolidated balance sheet were as follows:

	March 31, 2022	March 31, 2021
	(In thousands)
Interest rate contracts designated as hedging instruments
Assets	$–	$–
Liabilities	587	5,141
Notional amount (debt)	235,000	235,000

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

		The Effect of Interest Rate
		Contracts on the Statements of Operations
		Years Ended March 31,
		2022		2021	2020
		(In thousands)
(Gain) loss recognized in AOCI on interest rate contracts		$(4,553)		$(3,071)	$8,355
(Gain) loss reclassified from AOCI into income	$	(3,948)	$	(3,640)	$3

Gains or losses recognized in income on derivatives are recorded as interest expense in the consolidated statements of operations.   During fiscal year 2022, we recognized an increase in the fair value of our cash flow hedges of $0.5 million, net of taxes.   During fiscal year 2022, we reclassified $ 3.9 million from accumulated other comprehensive income (loss) (“AOCI”) to interest expense.   As of March, 31 2022, we expect to reclassify $ 1.2 million of net gains on interest contracts from AOCI to earnings as interest expense over the next twelve months.

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. At December 31, 2021 and 2020, these derivative hedges had a fair value of $ 7.5 million and $ 6.6 million, with notional amounts of $ 416.7   million and $ 282.7   million, respectively. These derivative instruments are included in Investments, other; on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy.

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

Note 11.   Accumulated Other Comprehensive Income (Loss)

A summary of our AOCI components, net of tax, were as follows:

		Foreign Currency Translation	Unrealized Net Gain on Investments		Fair Value of Cash Flow Hedges		Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)

		(In thousands)
Balance as of March 31, 2019		$(56,612)	$(7,259)		$107		$(2,934)	$(66,698)
Foreign currency translation		9,377	–		–		–	9,377
Unrealized net gain on investments		–	97,943		–		–	97,943
Change in fair value of cash flow hedges		–	–		(6,301)		–	(6,301)
Amounts reclassified into earnings on hedging activities		–	–		(2)		–	(2)
Change in post retirement benefit obligations		–	–		–		333	333
Other comprehensive income (loss)		9,377	97,943		(6,303)		333	101,350
Balance as of March 31, 2020		$(47,235)	$90,684		$(6,196)		$(2,601)	$34,652
Foreign currency translation		(5,694)	–		–		–	(5,694)
Unrealized net gain on investments		–	76,969		–		–	76,969
Change in fair value of cash flow hedges		–	–		(429)		–	(429)
Amounts reclassified into earnings on hedging activities		–	–		2,746		–	2,746
Change in post retirement benefit obligations		–	–		–		(1,387)	(1,387)
Other comprehensive income (loss)		(5,694)	76,969		2,317		(1,387)	72,205
Balance as of March 31, 2021		$(52,929)	$167,653		$(3,879)		$(3,988)	$106,857
Foreign currency translation		(2,828)	–		–		–	(2,828)
Unrealized net loss on investments		–	(62,626)		–		–	(62,626)
Change in fair value of cash flow hedges		–	–		457		–	457
Amounts reclassified into earnings on hedging activities		–	–		2,978		–	2,978
Change in post retirement benefit obligations		–	–		–		1,546	1,546
Other comprehensive income (loss)		(2,828)	(62,626)		3,435		1,546	(60,473)
Balance as of March 31, 2022	$	(55,757)	$105,027	$	(444)	$	(2,442)	$46,384

Note 12. Stockholders’ Equity

The following table lists the dividends that have been declared and issued for fiscal years 2022 and 2021.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

October 6, 2021	$0.50	October 18, 2021	October 29, 2021
August 19, 2021	$0.50	September 7, 2021	September 21, 2021
June 9, 2021	$0.50	June 24, 2021	July 8, 2021
December 9, 2020	$2.00	December 21, 2020	December 30, 2020
August 20, 2020	$0.50	September 7, 2020	September 21, 2020

As of March 31, 2022, no awards had been issued under the 2016 AMERCO Stock Option Plan.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 13.   Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

		Years Ended March 31,
		2022	2021	2020
		(In thousands)
Pretax earnings:
U.S.		$1,431,155	$773,030	$372,687
Non-U.S.		44,342	23,628	5,437
Total pretax earnings		$1,475,497	$796,658	$378,124

Current provision (benefit)
Federal		$189,488	$100,521	$(373,817)
State		55,518	16,572	(9,600)
Non-U.S.		6,893	3,404	949
		251,899	120,497	(382,468)
Deferred provision (benefit)
Federal		90,852	53,957	307,846
State		6,355	9,795	9,728
Non-U.S.		3,105	1,553	970
		100,312	65,305	318,544

Provision for income tax expense (benefit)		$352,211	$185,802	$(63,924)

Income taxes paid (net of income tax refunds received)	$	(4,548)	$29,044	$6,859

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2022	2021	2020
	(In percentages)
Statutory federal income tax rate	21.00%	21.00%	21.00%
Increase (reduction) in rate resulting from:
NOL tax rate benefit	–%	–%	(38.62)%
State taxes, net of federal benefit	3.24%	2.53%	0.02%
Foreign rate differential	0.05%	–%	0.21%
Federal tax credits	(0.19)%	(0.99)%	(0.53)%
Transition tax	–%	–%	–%
Tax-exempt income	(0.03)%	(0.08)%	(0.17)%
Dividend received deduction	–%	(0.01)%	(0.01)%
Other	(0.20)%	0.87%	1.19%
Actual tax expense (benefit) of operations	23.87%	23.32%	(16.91)%

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2022	2021
Deferred tax assets:	(In thousands)
Net operating loss and credit carry forwards	$36,367	$30,432
Accrued expenses	114,152	109,740
Policy benefit and losses, claims and loss expenses payable, net	30,572	26,799
Operating leases	15,540	19,370
Total deferred tax assets	$196,631	$186,341

Deferred tax liabilities:
Property, plant and equipment	$1,395,216	$1,280,703
Operating leases	15,540	19,370
Deferred policy acquisition costs	12,962	13,696
Unrealized gains	36,299	48,667
Other	1,972	2,394
Total deferred tax liabilities	1,461,989	1,364,830
Net deferred tax liability	$1,265,358	$1,178,489

On March 27, 2020, former President Trump signed into U.S. federal law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was aimed at providing emergency assistance and health care for individuals, families, and businesses affected by COVID-19 global pandemic and generally supporting the U.S. economy.   The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act allows for NOLs generated in 2018, 2019, or 2020 to be carried back 5 years.

As a result, we filed applicable forms with the IRS to carryback net operating losses. The statutory tax rate for the carryback years was 35% as compared to 21% at present.   Consequently, we recognized a benefit amount of $ 146.0 million for fiscal year 2020.     These refund claims total approximately $ 366 million, of which we have received approximately $ 243 million in fiscal 2022 and are reflected in Prepaid expense. As refunds are received, they will reduce this amount. We have estimated and recorded the overall effects of the CARES Act and do not anticipate a material change.

As a result, the NOL and credit carry-forwards in the above table are primarily attributable to state NOLs. As of March 31, 2022 and March 31, 2021, AMERCO had state NOLs of $ 458.5 million and $ 384.9 million, respectively, that will begin to expire March 31, 2023, if not utilized.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

	Unrecognized Tax Benefits
	March 31,
	2022	2021
	(In thousands)

Unrecognized tax benefits beginning balance	$31,069	$29,632
Revaluation based on change in after tax benefit	–	–
Additions based on tax positions related to the current year	8,257	1,479
Reductions for tax positions of prior years	–	(42)
Additions for tax provisions of prior years	9,525	–
Unrecognized tax benefits ending balance	$48,851	$31,069

We recognize interest related to unrecognized tax benefits as interest expense, and penalties as income tax expenses. As of March 31, 2022 and 2021, the amount of interest accrued on unrecognized tax benefits was $ 15.7 million and $ 14.3 million, net of tax. During the current year we recorded expense from interest in the amount of $ 1.4 million, net of tax.

We file income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. While the Company has ongoing audits in Canada and various state jurisdictions, there have been no proposed or anticipated adjustments that would materially impact the financial statements. With some exceptions, we are no longer subject to audit for years prior to the fiscal year ended March 31, 2019.

Note 14.   Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the United States and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of Directors (the “Board”) of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2022, 2021 or 2020.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor an Employee Stock Ownership Plan (“ESOP”) that generally covers all employees with one year or more of service. The ESOP began as a leveraged plan where shares were pledged as collateral for its debt which was originally funded by U-Haul. We made annual contributions to the ESOP equal to the ESOP’s debt service. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. ESOP shares were committed to be released monthly and ESOP compensation expense was recorded based on the current market price at the end of the month. These shares then become outstanding for the earnings per share computations.  In fiscal 2020 we de-levered the plan and now contributions are made at the discretion of management with expense being recognized upon the decision to contribute.  ESOP compensation expense was $23.0 million, $23.0 million and $10.3 million for fiscal 2022, 2021 and 2020, amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

  respectively, which are included in operating expenses in the consolidated statements of operations.

Listed below is a summary of these financing arrangements as of fiscal year-end:

	Outstanding as of	Interest Payments
Financing Date	March 31, 2022	2022	2021	2020
	(In thousands)
July, 2009	–	–	–	9
February, 2016	–	–	–	229

Leveraged contributions to the Plan Trust during fiscal 2020 was $ 5.6 million. There was no leveraged contribution in fiscal 2022 and 2021. In fiscal 2022, 2021 and 2020, the Company made non-leveraged contributions of $ 23.0 million, $ 23.0 and $ 4.0 million, respectively to the Plan Trust.

Shares held by the ESOP were as follows:

	Years Ended March 31,
	2022	2021
	(In thousands)
Allocated shares	890	951
Unreleased shares - leveraged	–	–
Fair value of unreleased shares - leveraged	$–	$–
Unreleased shares - non-leveraged	–	–
Fair value of unreleased shares - non-leveraged	$–	$–

The fair value of unreleased shares issued prior to 1992 is defined as the historical cost of such shares. The fair value of unreleased shares issued subsequent to December 31, 1992 is defined as the trading value of such shares as of March 31, 2022 and March 31, 2021, respectively. During fiscals 2022 and 2021, we released for allocation 33,954 and 38,015 of non-leveraged shares, respectively. As of March 31, 2022, it is estimated there will be no shares committed to be released.

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

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2022	2021	2020
	(In thousands)
Service cost for benefits earned during the period	$1,401	$1,267	$1,055
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	908	919	964
Other components	212	68	90
Total other components of net periodic benefit costs	1,120	987	1,054
Net periodic postretirement benefit cost	$2,521	$2,254	$2,109

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The fiscal 2022 and fiscal 2021 post retirement benefit liability included the following components:

	Years Ended March 31,
	2022	2021
	(In thousands)
Beginning of year	$30,755	$27,503
Service cost for benefits earned during the period	1,401	1,267
Interest cost on accumulated post retirement benefit	908	919
Net benefit payments and expense	(1,021)	(841)
Actuarial (gain) loss	(1,837)	1,907
Accumulated postretirement benefit obligation	30,206	30,755

Current liabilities	1,449	1,334
Non-current liabilities	28,757	29,421

Total post retirement benefit liability recognized in statement of financial position	30,206	30,755
Components included in accumulated other comprehensive income (loss):
Unrecognized net loss	(3,237)	(5,286)
Cumulative net periodic benefit cost (in excess of employer contribution)	$26,969	$25,469

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2022	2021	2020
	(In percentages)
Accumulated postretirement benefit obligation	3.76%	2.93%	3.37%

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Net periodic post retirement benefit cost above includes the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2022 was 4.9 % in the initial year and was projected to decline annually to an ultimate rate of 4.0 % in fiscal 2046. The assumed health care cost trend rate used to measure the accumulated post retirement benefit obligation as of the end of fiscal 2021 (and used to measure the fiscal 2022 net periodic benefit cost) was 5.0 % in the initial year and was projected to decline annually to an ultimate rate of 4.0 % in fiscal 2046.

Post-employment benefits provided by us, other than upon retirement, are not material.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2023	$1,369
2024	1,536
2025	1,733
2026	1,950
2027	2,170
2028 Through 2032	12,112
Total	$20,870

Note 15.   Fair Value Measurements

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
As of March 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$229,343	$–	$–	$229,343	$229,343
Mortgage loans, net	423,163	–	–	423,163	450,347
Other investments	120,592	–	–	120,592	120,592
Total	$773,098	$–	$–	$773,098	$800,282

Liabilities
Notes, loans and finance leases payable	$6,059,713	$–	$6,059,713	$–	$5,875,781
Total	$6,059,713	$–	$6,059,713	$–	$5,875,781

.	Fair Value Hierarchy
As of March 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$224,426	$–	$–	$224,426	$224,426
Mortgage loans, net	391,230	–	–	391,230	391,230
Other investments	98,529	–	–	98,529	98,529
Total	$714,185	$–	$–	$714,185	$714,185

Liabilities
Notes, loans and finance leases payable	$4,698,615	–	$4,698,615	$–	$4,449,691
Total	$4,698,615	$–	$4,698,615	$–	$4,449,691

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of March 31, 2022 and 2021, that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of March 31, 2022	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$2,482,154	$2,482,154	$–	$–
Fixed maturities - available for sale	2,821,092	26,914	2,794,086	92
Preferred stock	26,095	26,095	–	–
Common stock	46,212	46,212	–	–
Derivatives	7,474	7,474	–	–
Total	$5,383,027	$2,588,849	$2,794,086	$92

Liabilities
Derivatives	$587	$–	$587	$–
Total	$587	$–	$587	$–

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

As of March 31, 2021	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$839,250	$839,250	$–	$–
Fixed maturities - available for sale	2,653,539	6,967	2,646,415	157
Preferred stock	21,677	21,677	–	–
Common stock	20,440	20,440	–	–
Derivatives	6,601	6,601	–	–
Total	$3,541,507	$894,935	$2,646,415	$157

Liabilities
Derivatives	$5,141	$–	$5,141	$–
Total	$5,141	$–	$5,141	$–

The fair value measurement of our assets using significant unobservable inputs (Level 3) were $ 0.1 million and $ 0.2 million for March 31, 2022 and 2021, respectively.

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

	Amount (a) Direct	Other Companies Ceded to	from Other Companies Assumed	Amount (a) Net	Amount Assumed to Net Percentage of
	(In thousands)
Year ended December 31, 2021
Life insurance in force	$1,029,537	$72	$328,030	$1,357,495	24%
Premiums earned:
Life	$56,353	$2	$4,514	$60,865	7%
Accident and health	48,385	160	1,166	49,391	2%
Annuity	444	–	327	771	42%
Property and casualty	89,667	–	–	89,667	–%
Total	$194,849	$162	$6,007	$200,694

Year ended December 31, 2020
Life insurance in force	$1,031,634	$73	$356,266	$1,387,827	26%
Premiums earned:
Life	$58,048	$1	$5,049	$63,096	8%
Accident and health	57,081	211	1,388	58,258	2%
Annuity	221	–	34	255	13%
Property and casualty	70,285	–	–	70,285	–%
Total	$185,635	$212	$6,471	$191,894

Year ended December 31, 2019
Life insurance in force	$957,280	$7	$441,563	$1,398,836	32%
Premiums earned:
Life	$53,289	$1	$5,629	$58,917	10%
Accident and health	66,863	226	1,563	68,200	2%
Annuity	65	–	794	859	92%
Property and casualty	69,126	–	15	69,141	–%
Total	$189,343	$227	$8,001	$197,117

(a)   Balances are reported net of inter-segment transactions.

Reserves for recognizing a premium deficiency included in future policy benefits are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be materially insufficient to provide for expected future policy benefits and expenses. Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. The Company has not recognized any reserves related to premium deficiencies in the years ended December 31, 2021 and December 31, 2020.

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Repwest holds letters of credit as of December 31, 2021 in the amount of $0.1 million from re-insurers.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	December 31,
	2021	2020
	(In thousands)
Unpaid losses and loss adjustment expense	$159,162	$177,963
Reinsurance losses payable	1,217	979
Total	$160,379	$178,942

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

	December 31,
	2021	2020	2019
	(In thousands)
Balance at January 1	$177,963	$209,127	$228,970
Less: reinsurance recoverable	64,873	87,083	94,920
Net balance at January 1	113,090	122,044	134,050
Incurred related to:
Current year	28,980	20,670	22,137
Prior years	(6,290)	(3,865)	(9,535)
Total incurred	22,690	16,805	12,602
Paid related to:
Current year	11,040	7,664	7,366
Prior years	12,972	18,095	17,242
Total paid	24,012	25,759	24,608
Net balance at December 31	111,768	113,090	122,044
Plus: reinsurance recoverable	47,394	64,873	87,083
Balance at December 31	$159,162	$177,963	$209,127

Prior year incurred losses were impacted by favorable development on numerous Excess Workers Compensation claims. The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $47.4 million) decreased by $18.8 million as of December 31, 2021.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The information about property and casualty incurred and paid loss and loss adjustment expense development for the years end December 31, 2015 through 2021, and the average annual percentage payout of incurred claims by age as of December 31, 2021, is presented as supplementary information. Claims data for December 31, 2015 through 2020 is unaudited. Claims data for December 31, 2021 is audited.

Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
								As of
								December 31, 2021
								Total of
								Incurred-but-
								Not-Reported
								Liabilities Plus
								Expected	Cumulative
								Development	Number of
Accident								on Reported	Reported
Year	2015	2016	2017	2018	2019	2020	2021	Claims	Claims
		(In thousands, except claim counts)
2015	$12,214	$12,459	$12,460	$12,464	$11,087	$11,092	$11,093	$–	11,104
2016		13,297	13,011	13,056	11,790	11,764	11,764	–	11,469
2017			15,748	16,109	17,078	15,538	15,273	–	12,102
2018				19,580	18,386	18,027	17,157	251	11,983
2019					22,138	26,316	27,316	2,283	11,746
2020						20,671	17,485	3,455	11,274
2021							28,982	12,709	13,729
							Total	18,698

The following table presents paid claims development as of December 31, 2021, net of reinsurance. Claims data for 2015 through 2020 is unaudited. Claims data for 2021 is audited.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	(In thousands)
Accident
Year	2015	2016	2017	2018	2019	2020	2021
2015	$7,509	$9,601	$9,730	$10,343	$11,087	$11,092	$11,093
2016		7,777	10,665	11,643	11,746	11,764	11,764
2017			8,970	11,638	14,825	15,012	15,263
2018				8,838	12,689	15,150	16,766
2019					7,366	14,737	19,215
2020						7,665	11,114
2021							11,040
					Total	Total	96,255
All outstanding liabilities before 2015, net of reinsurance							78,955
Liabilities for claims and claim adjustment expenses, net of reinsurance							111,768

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The reconciliation of the net incurred and paid claims development tables for the liability for claims and claims adjustment expenses is as follows:

December 31, 2021
(In thousands)
Liabilities for unpaid Property and Casualty claims
and claim adjustment expenses, net of reinsurance	$111,768

Total reinsurance recoverable on unpaid
Property and Casualty claims	$47,394

Total gross liability for unpaid Property and Casualty
claims and claim adjustment expense	$159,162

The following is supplementary information about average historical claims duration as of December 31, 2021.

Average Annual Percentage Payout of Incurred Claims by Age, net of Reinsurance
	(In percentages)
Years	1	2	3	4	5	6	7
Property and Casualty Insurance	50.4%	21.7%	12.2%	4.3%	2.8%	–%	–%

Note 17. Leases

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

Lessee

We determine if an arrangement is a lease at inception. Operating leases, which are comprised primarily of storage rental locations, are included in ROU assets - operating, net and operating lease liabilities in our consolidated balance sheets. Finance leases, which are comprised primarily of rental equipment leases, are included in ROU assets - financing, net, and notes, loans and finance leases payable, net in our consolidated balance sheets.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Our equipment sale/leaseback transactions do not qualify as a sale.   New sale leaseback transactions that fail to qualify as a sale are accounted for as a financial liability.   Please see Note 8, Borrowings, of the Notes to Consolidated Financial Statements for additional information.

The following table shows the components of our ROU assets, net:

	As of March 31, 2022
	Finance	Operating	Total
	(In thousands)

Buildings and improvements	$–	$136,444	$136,444
Furniture and equipment	14,731	–	14,731
Rental trailers and other rental equipment	169,514	–	169,514
Rental trucks	1,114,248	–	1,114,248
Right-of-use assets, gross	1,298,493	136,444	1,434,937
Less: Accumulated depreciation	(677,669)	(62,062)	(739,731)
Right-of-use assets, net	$620,824	$74,382	$695,206

	As of March 31, 2021
	Finance	Operating	Total
	(In thousands)

Buildings and improvements	$–	$132,901	$132,901
Furniture and equipment	22,316	–	22,316
Rental trailers and other rental equipment	203,594	–	203,594
Rental trucks	1,494,098	–	1,494,098
Right-of-use assets, gross	1,720,008	132,901	1,852,909
Less: Accumulated depreciation	(842,970)	(40,396)	(883,366)
Right-of-use assets, net	$877,038	$92,505	$969,543

As of March 31, 2022 and 2021, we had finance leases for the ROU assets, net of $ 347.4 million and $ 513.6 million, respectively and operating leases of $ 74.2 million and $ 92.5 million, respectively.

	Financing leases
	March 31,
	2022	2021
Weighted average remaining lease term (years)	3	3
Weighted average discount rate	3.7%	3.6%

	Operating leases
	March 31,
	2022	2021
Weighted average remaining lease term (years)	16.5	14.7
Weighted average discount rate	4.6%	4.6%

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

For fiscal years 2022, 2021 and 2020, cash paid for leases included in our operating cash flow activities were $ 30.2 million, $ 29.3 million and $ 25.9 million, respectively and our financing cash flow activities were $ 166.3 million, $ 221.2 million and $ 307.8 million, respectively.   Non-cash activities of ROU assets in exchange for lease liabilities were $ 3.7 million, $ 6.8 million and $ 15.4 million for fiscal years 2022, 2021 and 2020, respectively.

The components of lease costs, including leases of less than 12 months, were as follows:

	Twelve Months Ended March 31,
	2022	2021
	(In thousands)

Operating lease costs	$30,239	$30,551

Finance lease cost:
Amortization of right-of-use assets	$115,199	$150,994
Interest on lease liabilities	15,289	22,405
Total finance lease cost	$130,488	$173,399

The short-term lease costs for fiscal years 2022 and 2021 were not material.

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
Year ending March 31,	(In thousands)

2023	$133,577	$23,311
2024	111,781	21,903
2025	78,280	10,630
2026	47,064	4,162
2027	–	3,061
Thereafter	–	59,348
Total lease payments	370,702	122,415
Less: imputed interest	(23,309)	(48,218)
Present value of lease liabilities	$347,393	$74,197

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

Related Party Revenues

	Years Ended March 31,
	2022	2021	2020
	(In thousands)
U-Haul management fee revenue from Blackwater	$28,546	$25,512	$24,014
U-Haul management fee revenue from Mercury	6,648	6,091	6,392
	$35,194	$31,603	$30,406

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4 % and 10 % of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $ 38.5 million, $ 31.2 million and $ 29.0 million from the above-mentioned entities during fiscal 2022, 2021 and 2020, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.   Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

Related Party Costs and Expenses

	Years Ended March 31,
	2022	2021	2020
	(In thousands)
U-Haul lease expenses to Blackwater	$2,445	$2,612	$2,631
U-Haul commission expenses to Blackwater	88,288	69,212	62,066
	$90,733	$71,824	$64,697

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of March 31, 2022, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

These agreements and notes with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 28.5 million, expenses of $ 2.4 million and cash flows of $ 25.9 million during fiscal 2022. Revenues and commission expenses related to the Dealer Agreements were $ 417.9 million and $ 88.3 million, respectively for fiscal 2022.

Management determined that we do not have a variable interest pursuant to the VIE model under ASC 810 in the holding entities of Blackwater.

Related Party Assets

	March 31,
	2022	2021
	(In thousands)
U-Haul receivable from Blackwater	$41,364	$27,116
U-Haul receivable from Mercury	5,708	9,632
Other (a)	779	(1,353)
	$47,851	$35,395

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

Note 20.   Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the States of Arizona and Nevada require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Repwest:
Audited statutory net income	$33,314	$22,898	$28,614
Audited statutory capital and surplus	266,875	227,380	226,999
ARCOA:
Audited statutory net income (loss)	(752)	2,438	2,906
Audited statutory capital and surplus	14,697	15,928	12,851
Oxford:
Audited statutory net income	23,217	6,296	18,599
Audited statutory capital and surplus	230,202	218,301	223,264
CFLIC:
Audited statutory net income	6,019	8,082	8,043
Audited statutory capital and surplus	17,098	25,980	26,305
NAI:
Audited statutory net income	1,874	2,127	1,942
Audited statutory capital and surplus	7,961	13,980	13,371

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. There are restrictions on the ability of our insurance subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. Their ordinary dividends are limited to the lower of 10% of prior year statutory surplus or prior year net income. Any extraordinary dividend, loans or advances to us from the insurance subsidiaries must be approved by the domiciliary insurance commissioner. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest at December 31, 2021 that could be distributed as ordinary dividends was $26.7 million. The statutory surplus for Oxford at December 31, 2021 that could be distributed as ordinary dividends was $23.0 million. Repwest paid a dividend of $ $22.6 million and $21.6 million to AMERCO during fiscal 2021 and 2020, respectively. Repwest did not pay a dividend to AMERCO in fiscal 2022. Oxford paid a dividend of $18.6 million to AMERCO during fiscal 2021.  Oxford did not pay a dividend to AMERCO in amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

  fiscal 2022 or 2020. Restricted net assets for our insurance subsidiaries were $ 91.7 million and $ 105.4 million as of December 31, 2021 and 2020, respectively.

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

Note 21.   Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2022
Total revenues	$5,452,027	$287,720	$5,739,747
Depreciation and amortization, net of gains on disposal	509,517	2,969	512,486
Interest expense	163,586	3,838	167,424
Pretax earnings	1,431,155	44,342	1,475,497
Income tax expense	342,213	9,998	352,211
Identifiable assets	16,776,070	523,511	17,299,581

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2021
Total revenues	$4,334,083	$207,902	$4,541,985
Depreciation and amortization, net of gains on disposal	631,344	10,160	641,504
Interest expense	160,429	3,073	163,502
Pretax earnings	773,030	23,628	796,658
Income tax expense	180,845	4,957	185,802
Identifiable assets	14,212,978	438,628	14,651,606

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2020
Total revenues	$3,797,849	$181,019	$3,978,868
Depreciation and amortization, net of gains on disposal	652,110	15,414	667,524
Interest expense	157,595	3,355	160,950
Pretax earnings	372,687	5,437	378,124
Income tax expense (benefit)	(65,842)	1,918	(63,924)
Identifiable assets	13,016,942	421,082	13,438,024

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

Consolidating balance sheets by industry segment as of March   31, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$2,643,213	$10,800	$50,124	$–		$2,704,137
Reinsurance recoverables and trade receivables, net	142,895	50,235	36,213	–		229,343
Inventories and parts, net	158,888	–	–	–		158,888
Prepaid expenses	236,915	–	–	–		236,915
Investments, fixed maturities and marketable equities	–	297,488	2,595,911	–		2,893,399
Investments, other	20,653	114,269	408,833	–		543,755
Deferred policy acquisition costs, net	–	–	103,828	–		103,828
Other assets	57,305	371	2,733	–		60,409
Right of use assets - financing, net	620,824	–	–	–		620,824
Right of use assets - operating, net	74,190	93	99	–		74,382
Related party assets	64,611	6,713	16,911	(40,384)	(c)	47,851
	4,019,494	479,969	3,214,652	(40,384)		7,673,731

Investment in subsidiaries	737,073	–	–	(737,073)	(b)	–

Property, plant and equipment, at cost:
Land	1,283,142	–	–	–		1,283,142
Buildings and improvements	5,974,639	–	–	–		5,974,639
Furniture and equipment	846,132	–	–	–		846,132
Rental trailers and other rental equipment	615,679	–	–	–		615,679
Rental trucks	4,638,814	–	–	–		4,638,814
	13,358,406	–	–	–		13,358,406
Less: Accumulated depreciation	(3,732,556)	–	–	–		(3,732,556)
Total property, plant and equipment, net	9,625,850	–	–	–		9,625,850
Total assets	$14,382,417	$479,969	$3,214,652	$(777,457)		$17,299,581

(a) Balances as of December 31, 2021
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March   31, 2022 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$663,482	$3,849	$10,454	$–		$677,785
Notes, loans and finance leases payable, net	6,022,497	–	–	–		6,022,497
Operating lease liability	73,998	93	106	–		74,197
Policy benefits and losses, claims and loss expenses payable	418,890	160,379	398,985	–		978,254
Liabilities from investment contracts	–	–	2,336,238	–		2,336,238
Other policyholders' funds and liabilities	–	3,521	7,291	–		10,812
Deferred income	49,157	–	–	–		49,157
Deferred income taxes, net	1,244,639	12,803	7,916	–		1,265,358
Related party liabilities	25,668	3,196	12,717	(41,581)	(c)	–
Total liabilities	8,498,331	183,841	2,773,707	(41,581)		11,414,298

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	45,187	16,630	87,200	(102,633)	(b)	46,384
Retained earnings	6,052,023	185,077	324,974	(509,841)	(b)	6,052,233
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	5,884,086	296,128	440,945	(735,876)		5,885,283
Total liabilities and stockholders' equity	$14,382,417	$479,969	$3,214,652	$(777,457)		$17,299,581

(a) Balances as of December 31, 2021
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

Consolidating balance sheets by industry segment as of March 31, 2021 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$636,257	$2,029	$7,289	$–		$645,575
Notes, loans and leases payable, net	4,657,720	–	11,187	–		4,668,907
Operating lease liability	92,236	96	178	–		92,510
Policy benefits and losses, claims and loss expenses payable	427,073	178,942	391,686	–		997,701
Liabilities from investment contracts	–	–	2,161,530	–		2,161,530
Other policyholders' funds and liabilities	–	3,698	8,722	–		12,420
Deferred income	42,592	–	–	–		42,592
Deferred income taxes, net	1,136,149	13,046	29,294	–		1,178,489
Related party liabilities	25,413	5,821	12,406	(43,640)	(c)	–
Total liabilities	7,017,440	203,632	2,622,292	(43,640)		9,799,724

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	102,568	22,546	140,817	(159,074)	(b)	106,857
Retained earnings	4,958,149	145,675	309,630	(455,095)	(b)	4,958,359
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	$4,847,593	262,642	479,218	(737,571)		4,851,882
Total liabilities and stockholders' equity	11,865,033	$466,274	$3,101,510	$(781,211)		$14,651,606

(a) Balances as of December 31, 2020
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2022 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(In thousands)
Revenues:
Self-moving equipment rentals	$3,963,535	$–	$–	$(4,728)	(c)	$3,958,807
Self-storage revenues	617,120	–	–	–		617,120
Self-moving & self-storage products & service sales	351,447	–	–	–		351,447
Property management fees	35,194	–	–	–		35,194
Life insurance premiums	–	–	111,027	–		111,027
Property and casualty insurance premiums	–	89,667	–	(3,149)	(c)	86,518
Net investment and interest income	3,135	25,376	123,809	(4,059)	(b)	148,261
Other revenue	427,836	–	3,976	(439)	(b)	431,373
Total revenues	5,398,267	115,043	238,812	(12,375)		5,739,747

Costs and expenses:
Operating expenses	2,621,270	42,456	21,112	(8,297)	(b,c)	2,676,541
Commission expenses	429,581	–	–	–		429,581
Cost of sales	259,585	–	–	–		259,585
Benefits and losses	–	22,448	164,199	–		186,647
Amortization of deferred policy acquisition costs	–	–	33,854	–		33,854
Lease expense	31,973	359	109	(2,531)	(b)	29,910
Depreciation, net gains on disposals	482,752	–	–	–		482,752
Net gains on disposal of real estate	(4,120)	–	–	–		(4,120)
Total costs and expenses	3,821,041	65,263	219,274	(10,828)		4,094,750

Earnings from operations before equity in earnings of subsidiaries	1,577,226	49,780	19,538	(1,547)		1,644,997

Equity in earnings of subsidiaries	54,746	–	–	(54,746)	(d)	–

Earnings from operations	1,631,972	49,780	19,538	(56,293)		1,644,997
Other components of net periodic benefit costs	(1,120)	–	–	–		(1,120)
Interest expense	(168,491)	–	(480)	1,547	(b)	(167,424)
Fees on early extinguishment of debt	(956)	–	–	–		(956)
Pretax earnings	1,461,405	49,780	19,058	(54,746)		1,475,497
Income tax expense	(338,119)	(10,378)	(3,714)	–		(352,211)
Earnings available to common shareholders	$1,123,286	$39,402	$15,344	$(54,746)		$1,123,286

(a) Balances for the year ended December 31, 2021
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for period ending March 31, 2021 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(In thousands)
Revenues:
Self-moving equipment rentals	$3,086,824	$–	$–	$(3,507)	(c)	$3,083,317
Self-storage revenues	477,262	–	–	–		477,262
Self-moving & self-storage products & service sales	344,929	–	–	–		344,929
Property management fees	31,603	–	–	–		31,603
Life insurance premiums	–	–	121,609	–		121,609
Property and casualty insurance premiums	–	70,285	–	(1,506)	(c)	68,779
Net investment and interest income	2,259	16,452	107,745	(3,518)	(b)	122,938
Other revenue	288,797	–	3,280	(529)	(b)	291,548
Total revenues	4,231,674	86,737	232,634	(9,060)		4,541,985

Costs and expenses:
Operating expenses	2,137,381	35,450	20,376	(5,523)	(b,c)	2,187,684
Commission expenses	329,609	–	–	–		329,609
Cost of sales	214,059	–	–	–		214,059
Benefits and losses	–	18,558	160,954	–		179,512
Amortization of deferred policy acquisition costs	–	–	28,293	–		28,293
Lease expense	30,551	231	135	(2,447)	(b)	28,470
Depreciation, net gains on disposals	609,930	–	–	–		609,930
Net losses on disposal of real estate	3,281	–	–	–		3,281
Total costs and expenses	3,324,811	54,239	209,758	(7,970)		3,580,838

Earnings from operations before equity in earnings of subsidiaries	906,863	32,498	22,876	(1,090)		961,147

Equity in earnings of subsidiaries	44,441	–	–	(44,441)	(d)	–

Earnings from operations	951,304	32,498	22,876	(45,531)		961,147
Other components of net periodic benefit costs	(987)	–	–	–		(987)
Interest expense	(164,592)	–	–	1,090	(b)	(163,502)
Pretax earnings	785,725	32,498	22,876	(44,441)		796,658
Income tax expense	(174,869)	(6,778)	(4,155)	–		(185,802)
Earnings available to common shareholders	$610,856	$25,720	$18,721	$(44,441)		$610,856

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

Consolidating cash flow statements by industry segment for the year ended March 31, 2022, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,123,286	$39,402	$15,344	$(54,746)	$1,123,286
Earnings from consolidated subsidiaries	(54,746)	–	–	54,746	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	696,955	–	–	–	696,955
Amortization of deferred policy acquisition costs	–	–	33,854	–	33,854
Amortization of premiums and accretion of discounts related to investments, net	–	1,638	18,111	–	19,749
Amortization of debt issuance costs	5,659	–	–	–	5,659
Interest credited to policyholders	–	–	64,692	–	64,692
Change in allowance for losses on trade receivables	4,689	(456)	(6)	–	4,227
Change in allowance for inventories and parts reserve	15,235	–	–	–	15,235
Net gains on disposal of personal property	(214,203)	–	–	–	(214,203)
Net gains on disposal of real estate	(4,120)	–	–	–	(4,120)
Net gains on sales of investments	–	(991)	(10,881)	–	(11,872)
Net gains on equity securities	–	(7,837)	–	–	(7,837)
Deferred income taxes	106,869	1,347	(7,125)	–	101,091
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(28,776)	17,180	2,409	–	(9,187)
Inventories and parts	(68,536)	–	–	–	(68,536)
Prepaid expenses	232,342	–	–	–	232,342
Capitalization of deferred policy acquisition costs	–	–	(32,626)	–	(32,626)
Other assets	(2,919)	346	(133)	–	(2,706)
Related party assets	(10,517)	160	–	–	(10,357)
Accounts payable and accrued expenses	23,839	1,821	3,092	–	28,752
Policy benefits and losses, claims and loss expenses payable	(8,428)	(18,563)	7,299	–	(19,692)
Other policyholders' funds and liabilities	–	(177)	(1,431)	–	(1,608)
Deferred income	6,368	–	(1,152)	–	5,216
Related party liabilities	255	(2,644)	310	–	(2,079)
Net cash provided by operating activities	1,823,252	31,226	91,757	–	1,946,235

Cash flows from investing activities:
Escrow deposits	(9,328)	–	–	–	(9,328)
Purchases of:
Property, plant and equipment	(2,136,537)	–	–	–	(2,136,537)
Short term investments	–	(74,418)	–	–	(74,418)
Fixed maturities investments	–	(10,248)	(617,078)	–	(627,326)
Equity securities	–	(17,919)	(1,380)	–	(19,299)
Preferred stock	–	–	(8,000)	–	(8,000)
Real estate	(33)	(59)	(169)	–	(261)
Mortgage loans	–	(24,032)	(134,115)	–	(158,147)
Proceeds from sales and paydowns of:
Property, plant and equipment	623,235	–	–	–	623,235
Short term investments	–	50,737	854	–	51,591
Fixed maturities investments	–	24,201	336,736	–	360,937
Equity securities	–	20	2,026	–	2,046
Preferred stock	–	2,000	–	–	2,000
Real estate	113	–	–	–	113
Mortgage loans	–	23,634	102,584	–	126,218
Net cash used by investing activities	(1,522,550)	(26,084)	(318,542)	–	(1,867,176)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2021

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2022, are as follows:

	Moving & Storage Consolidated	Insurance (a) Property & Casualty	Insurance (a) Life	Elimination	Consolidated AMERCO
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,969,474	–	–	–	1,969,474
Principal repayments on credit facilities	(426,319)	–	(11,187)	–	(437,506)
Payment of debt issuance costs	(13,156)	–	–	–	(13,156)
Finance lease payments	(166,262)	–	–	–	(166,262)
Common stock dividends paid	(29,412)	–	–	–	(29,412)
Investment contract deposits	–	–	347,520	–	347,520
Investment contract withdrawals	–	–	(237,503)	–	(237,503)
Net cash provided by financing activities	1,334,325	–	98,830	–	1,433,155

Effects of exchange rate on cash	(2,089)	–	–	–	(2,089)

Increase (decrease) in cash and cash equivalents	1,632,938	5,142	(127,955)	–	1,510,125
Cash and cash equivalents at beginning of period	1,010,275	5,658	178,079	–	1,194,012
Cash and cash equivalents at end of period	$2,643,213	$10,800	$50,124	$–	$2,704,137
	(page 2 of 2)
(a) Balance for the period ended December 31, 2021

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2021, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		AMERCO Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$610,856	$25,720	$18,721	$(44,441)		$610,856
Earnings from consolidated subsidiaries	(44,441)	–	–	44,441		–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	664,001	–	–	–		664,001
Amortization of deferred policy acquisition costs	–	–	28,293	–		28,293
Amortization of premiums and accretion of discounts related to investments, net	–	1,578	12,651	–		14,229
Amortization of debt issuance costs	5,948	–	–	–		5,948
Interest credited to policyholders	–	–	55,321	–		55,321
Change in allowance for losses on trade receivables	1,424	(217)	(1)	–		1,206
Change in allowance for inventories and parts reserve	1,298	–	–	–		1,298
Net gains on disposal of personal property	(54,071)	–	–	–		(54,071)
Net losses on disposal of real estate	3,281	–	–	–		3,281
Net gains on sales of investments	–	(158)	(9,900)	–		(10,058)
Net gains on equity securities	–	(394)	–	–		(394)
Deferred income taxes	72,407	459	(4,455)	–		68,411
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(60,806)	27,302	(6,012)	–		(39,516)
Inventories and parts	(5,775)	–	–	–		(5,775)
Prepaid expenses	94,359	–	–	–		94,359
Capitalization of deferred policy acquisition costs	–	–	(36,162)	–		(36,162)
Other assets	29,879	537	(551)	–		29,865
Related party assets	(12,790)	303	–	12,000	(b)	(487)
Accounts payable and accrued expenses	96,309	(3,497)	113	–		92,925
Policy benefits and losses, claims and loss expenses payable	14,919	(31,398)	14,487	–		(1,992)
Other policyholders' funds and liabilities	–	(2,053)	4,283	–		2,230
Deferred income	10,959	–	608	–		11,567
Related party liabilities	1,136	1,187	9,737	(12,000)	(b)	60
Net cash provided by operating activities	1,428,893	19,369	87,133	–		1,535,395

Cash flows from investing activities:
Escrow deposits	(5,221)	–	–	–		(5,221)
Purchases of:
Property, plant and equipment	(1,441,475)	–	–	–		(1,441,475)
Short term investments	–	(69,929)	–	–		(69,929)
Fixed maturities investments	–	(18,823)	(587,410)	–		(606,233)
Equity securities	–	–	(962)	–		(962)
Preferred stock	–	–	(16,144)	–		(16,144)
Real estate	–	–	(622)	–		(622)
Mortgage loans	–	(18,035)	(140,036)	–		(158,071)
Proceeds from sales and paydowns of:
Property, plant and equipment	537,484	–	–	–		537,484
Short term investments	–	69,669	49	–		69,718
Fixed maturities investments	–	20,854	508,385	–		529,239
Equity securities	–	–	207	–		207
Preferred stock	–	2,700	–	–		2,700
Real estate	255	–	–	–		255
Mortgage loans	–	17,659	11,866	–		29,525
Net cash (used) provided by investing activities	(908,957)	4,095	(224,667)	–		(1,129,529)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2020

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2021, are as follows:

	Moving & Storage Consolidated	Insurance (a) Property & Casualty	Insurance (a) Life	Elimination	Consolidated AMERCO
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	912,408	–	9,600	–	922,008
Principal repayments on credit facilities	(652,728)	–	(9,860)	–	(662,588)
Payment of debt issuance costs	(5,793)	–	–	–	(5,793)
Finance lease payments	(221,247)	–	–	–	(221,247)
Common stock dividends paid	(49,019)	–	–	–	(49,019)
Net contribution from (to) related party	41,199	(22,600)	(18,599)	–	–
Investment contract deposits	–	–	517,856	–	517,856
Investment contract withdrawals	–	–	(213,864)	–	(213,864)
Net cash provided (used) by financing activities	24,820	(22,600)	285,133	–	287,353

Effects of exchange rate on cash	6,441	–	–	–	6,441

Increase in cash and cash equivalents	551,197	864	147,599	–	699,660
Cash and cash equivalents at beginning of period	459,078	4,794	30,480	–	494,352
Cash and cash equivalents at end of period	$1,010,275	$5,658	$178,079	$–	$1,194,012
	(page 2 of 2)
(a) Balance for the period ended December 31, 2020

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2020 are as follows:

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

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2020 are as follows:

	Consolidated Moving & Storage	Insurance (a) Property & Casualty	Insurance (a) Life	Elimination	Consolidated AMERCO
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,118,912	–	2,500	–	1,121,412
Principal repayments on credit facilities	(347,486)	–	(2,500)	–	(349,986)
Payment of debt issuance costs	(5,332)	–	–	–	(5,332)
Finance lease payments	(307,782)	–	–	–	(307,782)
Employee stock ownership plan shares	(206)	–	–	–	(206)
Common stock dividends paid	(29,404)	–	–	–	(29,404)
Net contribution from (to) related party	21,600	(21,600)	–	–	–
Investment contract deposits	–	–	234,640	–	234,640
Investment contract withdrawals	–	–	(151,022)	–	(151,022)
Net cash provided (used) by financing activities	450,302	(21,600)	83,618	–	512,320

Effects of exchange rate on cash	(533)	–	–	–	(533)

Increase (decrease) in cash and cash equivalents	(184,840)	(963)	6,454	–	(179,349)
Cash and cash equivalents at beginning of period	643,918	5,757	24,026	–	673,701
Cash and cash equivalents at end of period	$459,078	$4,794	$30,480	$–	$494,352
	(page 2 of 2)
(a) Balance for the period ended December 31, 2019

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 22.   Revenue Recognition

Revenue Recognized in Accordance with ASC Topic 606

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities for fiscal 2022.

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

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

Revenue Recognized in Accordance with Topic 842

The Company’s self-moving rental revenues meet the definition of a lease pursuant to the guidance in Topic 842 because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right.   Please see Note 17, Leases, of the Notes to Consolidated Financial Statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ended March 31,
	2023	2024	2025	2026	2027	Thereafter

	(In thousands)

Self-moving equipment rentals	$5,537	$–	$–	$–	$–	$–
Property lease revenues	16,544	11,063	8,180	6,381	5,254	43,931
Total	$22,081	$11,063	$8,180	$6,381	$5,254	$43,931

The amounts above do not reflect future rental revenue from the renewal or replacement of existing leases.

amerco and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

In the following tables, the revenue is disaggregated by timing of revenue recognition:

	Years Ended March 31,
	2022	2021	2020

	(In thousands)

Revenues recognized over time	$284,401	$182,278	$147,565
Revenues recognized at a point in time	414,985	396,600	309,804
Total revenues recognized under ASC 606	699,386	578,878	457,369

Revenues recognized under ASC 842	4,690,434	3,644,798	3,182,902
Revenues recognized under ASC 944	201,666	195,371	200,768
Revenues recognized under ASC 320	148,261	122,938	137,829
Total revenues	$5,739,747	$4,541,985	$3,978,868

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

Note 23 . Allowance for Credit Losses

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

Premium receivables

Premiums receivables   were $ 1.7 million as of December 31, 2021, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder doesn‘t pay premiums.

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total

		(In thousands)
Balance as of March 31, 2020	$3,215	$503	$501	$4,219
Transition adjustment current expected credit losses	1,206	817	–	2,023
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of March 31, 2021	$4,421	$1,320	$501	$6,242
Provision for (reversal of) credit losses	4,228	(1,260)	–	2,968
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of March 31, 2022	$8,649	$60	$501	$9,210

Note 24.   Subsequent Events

Our management has evaluated subsequent events occurring after March 31, 2022. We do not believe any subsequent events have occurred that would require further disclosure or adjustment to our financial statements.

SCHEDULE   I

CONDENSED FINANCIAL INFORMATION OF AMERCO

BALANCE SHEETS

	March 31,
	2022	2021
	(In thousands)
ASSETS
Cash and cash equivalents	$2,085,447	$751,053
Investment in subsidiaries	4,240,811	3,284,760
Related party assets	1,821,654	1,535,355
Other assets	178,691	413,167
Total assets	$8,326,603	$5,984,335

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$2,442,517	$1,136,742
	2,442,517	1,136,742
Stockholders' equity:
Preferred stock	–	–
Common stock	10,497	10,497
Additional paid-in capital	454,029	454,029
Accumulated other comprehensive income (loss)	45,187	102,568
Retained earnings:
Beginning of period	4,958,149	4,399,192
Adjustment for adoption of Topic 326	–	(2,880)
Net earnings	1,123,286	610,856
Dividends	(29,412)	(49,019)
End of period	6,052,023	4,958,149

Cost of common shares in treasury	(525,653)	(525,653)
Cost of preferred shares in treasury	(151,997)	(151,997)
Total stockholders' equity	5,884,086	4,847,593
Total liabilities and stockholders' equity	$8,326,603	$5,984,335

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2022	2021	2020
	(In thousands, except share and per share data)
Revenues:
Net interest income and other revenues	$1,516	$720	$6,586
Expenses:
Operating expenses	5,517	6,753	10,622
Other expenses	115	115	96
Total expenses	5,632	6,868	10,718
Equity in earnings of subsidiaries	1,011,841	508,632	205,940
Interest income	131,400	135,673	130,670
Pretax earnings	1,139,125	638,157	332,478
Income tax benfefit (expense)	(15,839)	(27,301)	109,570
Earnings available to common shareholders	$1,123,286	$610,856	$442,048
Basic and diluted earnings per common share	$57.29	$31.15	$22.55
Weighted average common shares outstanding: Basic and diluted	19,607,788	19,607,788	19,603,708

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF comprehensive income

	Years Ended March 31,
	2022	2021	2020
	(In thousands)

Net earnings	$1,123,286	$610,856	$442,048
Other comprehensive income (loss)	(60,473)	72,205	101,350
Total comprehensive income	$1,062,813	$683,061	$543,398

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,123,286	$610,856	$442,048
Change in investments in subsidiaries	(1,011,841)	(508,632)	(205,940)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	1	1	1
Amortization of debt issuance costs	292	924	–
Deferred income taxes	106,869	72,407	323,980
Net change in other operating assets and liabilities:
Prepaid expenses	234,490	88,898	(381,190)
Other assets	(4)	–	22
Related party assets	(240)	(12,000)	–
Accounts payable and accrued expenses	5,461	(4,019)	1,935
Net cash provided by operating activities	458,314	248,435	180,856

Cash flows from investing activities:
Purchases of property, plant and equipment	(11)	(3)	–
Proceeds of property, plant and equipment	–	–	–
Net cash used by investing activities	(11)	(3)	–

Cash flows from financing activities:
Borrowings from credit facilities	1,200,000	200,000	–
Principal repayments on credit facilities	–	(200,000)	–
Debt issuance costs	(8,468)	(924)	–
Proceeds from (repayments) of intercompany loans	(284,438)	211,064	(311,534)
Common stock dividends paid	(29,412)	(49,019)	(29,404)
Net contribution from related party	–	41,199	21,600
Net cash provided (used) by financing activities	877,682	202,320	(319,338)

Effects of exchange rate on cash	(1,591)	5,773	4,060
Increase (decrease) in cash and cash equivalents	1,334,394	456,525	(134,422)
Cash and cash equivalents at beginning of period	751,053	294,528	428,950
Cash and cash equivalents at end of period	$2,085,447	$751,053	$294,528

Income taxes paid (received), net of income taxes refunds received, amounted to ($4.5) million, $29.0 million and $6.9 million for fiscal 2022, 2021 and 2020, respectively.

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF AMERCO

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2022, 2021, and 2020

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

2.   Guarantees

AMERCO has guaranteed performance of certain long-term leases and other obligations. See Note 17, Leases, and Note 19, Related Party Transactions, of the Notes to Consolidated Financial Statements.

SCHEDULE II

AMERCO AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2022	(In thousands)
Allowance for credit losses
(deducted from trade receivable)	$4,421	$5,283	$1,679	$(2,734)	$8,649
Allowance for obsolescence
(deducted from inventory)	$1,416	$–	$–	$(336)	$1,080
Allowance for LIFO
(deducted from inventory)	$21,832	$15,568	$–	$–	$37,400
Allowance for probable losses
(deducted from mortgage loans)	$448	$–	$–	$–	$448

Year ended March 31, 2021
Allowance for credit losses
(deducted from trade receivable)	$535	$2,179	$2,680	$(973)	$4,421
Allowance for obsolescence
(deducted from inventory)	$3,063	$–	$–	$(1,647)	$1,416
Allowance for LIFO
(deducted from inventory)	$18,886	$2,946	$–	$–	$21,832
Allowance for probable losses
(deducted from mortgage loans)	$493	$–	$–	$(45)	$448

Year ended March 31, 2020
Allowance for doubtful accounts
(deducted from trade receivable)	$549	$731	$–	$(745)	$535
Allowance for obsolescence
(deducted from inventory)	$2,322	$741	$–	$–	$3,063
Allowance for LIFO
(deducted from inventory)	$18,987	$–	$–	$(101)	$18,886
Allowance for probable losses
(deducted from mortgage loans)	$493	$–	$–	$–	$493

SCHEDULE V

AMERCO AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended December 31, 2021, 2020, AND 2019

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2022	Consolidated property casualty entity	$–	$159,162	$–	334	$89,667	$24,385	$28,980	$(6,290)	$–	$24,012	$90,002
2021	Consolidated property casualty entity	–	177,963	–	(294)	70,285	16,335	20,670	(3,865)	–	25,759	69,989
2020	Consolidated property casualty entity	–	209,127	–	233	69,141	19,926	22,137	(9,535)	–	24,608	66,277

(1)The earned and written premiums are reported net of intersegment transactions. There were $ 3.1 million, $ 1.5 million and $ 3.1 million in written premiums and $ 2.8 million, $ 1.8 million and $ 2.8 million in earned premiums eliminated for the years ended December 31, 2021, 2020 and 2019, respectively.

(2) Net Investment Income excludes net realized (gains) losses on investments of ($1.0) million, ($0.1) million and ($0.4) million for the years ended December 31, 2021, 2020 and 2019, respectively.

SIGNATURES

Pursuant to the requirements of Section   13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERCO

Date: May 25, 2022	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: May 25, 2022	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: May 25, 2022	/s/ Maria L. Bell
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

Signature	Title	Date
/s/ Edward J. Shoen	President and Chairman of the Board	May 25, 2022
Edward J. Shoen
/s/ Jason A. Berg	Chief Financial Officer	May 25, 2022
Jason A. Berg
/s/ Maria L. Bell	Chief Accounting Officer	May 25, 2022
Maria L. Bell
/s/ James E. Acridge	Director	May 25, 2022
James E. Acridge
/s/ John P. Brogan	Director	May 25, 2022
John P. Brogan
/s/ James J. Grogan	Director	May 25, 2022
James J. Grogan
/s/ Richard J. Herrera	Director	May 25, 2022
Richard J. Herrera
/s/ Karl A. Schmidt	Director	May 25, 2022
Karl A. Schmidt
/s/ Roberta R. Shank	Director	May 25, 2022
Roberta R. Shank
/s/ Samuel J. Shoen	Director	May 25, 2022
Samuel J. Shoen