Form 10-Q
period 2022-06-30
AMERCO /NV/
filed 2022-08-03
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

or

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

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at August 1, 2022.

part i financial information

Item 1. Financial Statements

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED balance sheets

	June 30,	March 31,
	2022	2022
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$3,098,271	$2,704,137
Reinsurance recoverables and trade receivables, net	219,574	229,343
Inventories and parts, net	164,579	158,888
Prepaid expenses	231,714	236,915
Investments, fixed maturities and marketable equities	2,669,986	2,893,399
Investments, other	557,124	543,755
Deferred policy acquisition costs, net	129,568	103,828
Other assets	53,477	60,409
Right of use assets - financing, net	568,223	620,824
Right of use assets - operating, net	72,538	74,382
Related party assets	45,190	47,851
	7,810,244	7,673,731
Property, plant and equipment, at cost:
Land	1,354,587	1,283,142
Buildings and improvements	6,154,373	5,974,639
Furniture and equipment	858,094	846,132
Rental trailers and other rental equipment	671,880	615,679
Rental trucks	4,873,554	4,638,814
	13,912,488	13,358,406
Less: Accumulated depreciation	(3,891,128)	(3,732,556)
Total property, plant and equipment, net	10,021,360	9,625,850
Total assets	$17,831,604	$17,299,581
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$722,617	$677,785
Notes, loans and finance leases payable, net	6,232,564	6,022,497
Operating lease liabilities	72,277	74,197
Policy benefits and losses, claims and loss expenses payable	988,030	978,254
Liabilities from investment contracts	2,374,250	2,336,238
Other policyholders' funds and liabilities	11,999	10,812
Deferred income	63,647	49,157
Deferred income taxes, net	1,292,369	1,265,358
Total liabilities	11,757,753	11,414,298

Commitments and contingencies (notes 3, 7, 8 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of June 30 and March 31, 2022	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of June 30 and March 31, 2022	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $ 0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of June 30 and March 31, 2022	–	–
Common stock, with $ 0.25 par value, 250,000,000 shares authorized:
Common stock of $ 0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of June 30 and March 31, 2022	10,497	10,497
Additional paid-in capital	453,819	453,819
Accumulated other comprehensive income (loss)	(89,246)	46,384
Retained earnings	6,376,431	6,052,233
Cost of common stock in treasury, net ( 22,377,912 shares as of June 30 and March 31, 2022)	(525,653)	(525,653)
Cost of preferred stock in treasury, net ( 6,100,000 shares as of June 30 and March 31, 2022)	(151,997)	(151,997)
Total stockholders' equity	6,073,851	5,885,283
Total liabilities and stockholders' equity	$17,831,604	$17,299,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,090,775	$1,035,377
Self-storage revenues	173,177	137,393
Self-moving and self-storage products and service sales	109,351	104,885
Property management fees	9,139	8,449
Life insurance premiums	25,781	28,705
Property and casualty insurance premiums	19,972	16,869
Net investment and interest income	33,573	34,999
Other revenue	136,072	106,179
Total revenues	1,597,840	1,472,856

Costs and expenses:
Operating expenses	733,167	614,529
Commission expenses	118,493	113,149
Cost of sales	79,671	69,915
Benefits and losses	44,100	47,298
Amortization of deferred policy acquisition costs	7,672	8,823
Lease expense	7,475	7,647
Depreciation, net of gains on disposal ($64,348 and $50,323, respectively)	113,796	121,717
Net (gains) losses on disposal of real estate	2,307	(4,430)
Total costs and expenses	1,106,681	978,648

Earnings from operations	491,159	494,208
Other components of net periodic benefit costs	(304)	(280)
Interest expense	(49,799)	(39,178)
Pretax earnings	441,056	454,750
Income tax expense	(107,054)	(109,575)
Earnings available to common stockholders	$334,002	$345,175
Basic and diluted earnings per common share	$17.03	$17.60
Weighted average common shares outstanding: Basic and diluted	19,607,788	19,607,788

Related party revenues for the first quarter of fiscal 2023 and 2022, net of eliminations, were $9.1 million and $8.4 million, respectively.

Related party costs and expenses for the first quarter of fiscal 2023 and 2022, net of eliminations, were $25.5 million and $23.5 million, respectively.

Please see Note 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended June 30, 2022	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$441,056	$(107,054)	$334,002
Other comprehensive income (loss):
Foreign currency translation	197	–	197
Unrealized net loss on investments	(173,046)	36,664	(136,382)
Change in fair value of cash flow hedges	170	(42)	128
Amounts reclassified into earnings on hedging activities	566	(139)	427
Total other comprehensive income (loss)	(172,113)	36,483	(135,630)

Total comprehensive income	$268,943	$(70,571)	$198,372
	+

Quarter Ended June 30, 2021	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$454,750	$(109,575)	$345,175
Other comprehensive income (loss):
Foreign currency translation	(3,392)	–	(3,392)
Unrealized net loss on investments	(92,451)	19,424	(73,027)
Change in fair value of cash flow hedges	(68)	17	(51)
Amounts reclassified into earnings on hedging activities	987	(242)	745
Total other comprehensive income (loss)	(94,924)	19,199	(75,725)

Total comprehensive income	$359,826	$(90,376)	$269,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock		Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2022	$10,497	$453,819	$46,384	$6,052,233	$(525,653)		$(151,997)	$5,885,283
Foreign currency translation	–	–	197	–	–		–	197
Unrealized net loss on investments, net of tax	–	–	(136,382)	–	–		–	(136,382)
Change in fair value of cash flow hedges, net of tax	–	–	128	–	–		–	128
Amounts reclassified into earnings on hedging activities	–	–	427	–	–		–	427
Net earnings	–	–	–	334,002	–		–	334,002
Common stock dividends: ($ 0.50 per share for fiscal 2023)	–	–	–	(9,804)	–		–	(9,804)
Net activity	–	–	(135,630)	324,198	–	–	–	188,568
Balance as of June 30, 2022	$10,497	$453,819	$(89,246)	$6,376,431	$(525,653)		(151,997)	$6,073,851

Balance as of March 31, 2021	$10,497	$453,819	$106,857	$4,958,359	$(525,653)		$(151,997)	$4,851,882
Foreign currency translation	–	–	(3,392)	–	–		–	(3,392)
Unrealized net loss on investments, net of tax	–	–	(73,027)	–	–		–	(73,027)
Change in fair value of cash flow hedges, net of tax	–	–	(51)	–	–		–	(51)
Amounts reclassified into earnings on hedging activities	–	–	745	–	–		–	745
Net earnings	–	–	–	345,175	–		–	345,175
Common stock dividends: ($ 0.50 per share for fiscal 2022)	–	–	–	(9,804)	–		–	(9,804)
Net activity	–	–	(75,725)	335,371	–		–	259,646
Balance as of June 30, 2021	$10,497	$453,819	$31,132	$5,293,730	$(525,653)		$(151,997)	$5,111,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of cash flows

	Quarter Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$334,002	$345,175
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	178,144	172,040
Amortization of deferred policy acquisition costs	7,672	8,823
Amortization of premiums and accretion of discounts related to investments, net	4,929	4,361
Amortization of debt issuance costs	1,473	1,332
Interest credited to policyholders	15,157	15,583
Provision for allowance for losses on trade receivables	(6,151)	(484)
Provision for allowance for inventories and parts reserves	4,646	3,403
Net gains on disposal of personal property	(64,348)	(50,323)
Net (gains) losses on disposal of real estate	2,307	(4,430)
Net (gains) losses on sales of investments	268	(2,469)
Net (gains) losses on equity investments	1,551	(2,231)
Deferred income taxes	63,493	82,374
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	15,894	(8,082)
Inventories and parts	(10,347)	(15,765)
Prepaid expenses	4,935	162,706
Capitalization of deferred policy acquisition costs	(7,398)	(8,990)
Other assets	1,935	(853)
Related party assets	484	562
Accounts payable and accrued expenses	74,676	71,599
Policy benefits and losses, claims and loss expenses payable	10,386	9,064
Other policyholders' funds and liabilities	1,187	(1,430)
Deferred income	14,448	11,863
Related party liabilities	2,028	385
Net cash provided by operating activities	651,371	794,213

Cash flows from investing activities:
Escrow deposits	4,789	1,887
Purchases of:
Property, plant and equipment	(646,137)	(508,411)
Short term investments	(22,017)	(11,810)
Fixed maturities investments	(36,488)	(281,507)
Equity securities	(1,366)	–
Preferred stock	–	(8,000)
Real estate	–	(67)
Mortgage loans	(42,561)	(42,538)
Proceeds from sales and paydowns of:
Property, plant and equipment	159,180	182,146
Short term investments	18,073	12,558
Fixed maturities investments	55,808	126,956
Equity securities	362	–
Mortgage loans	32,345	5,628
Net cash used by investing activities	(478,012)	(523,158)

Cash flows from financing activities:
Borrowings from credit facilities	393,264	161,854
Principal repayments on credit facilities	(145,369)	(109,334)
Payment of debt issuance costs	(1,069)	(352)
Finance lease payments	(34,982)	(45,170)
Common stock dividends paid	(9,804)	–
Investment contract deposits	85,767	113,779
Investment contract withdrawals	(62,911)	(64,332)
Net cash provided by financing activities	224,896	56,445

Effects of exchange rate on cash	(4,121)	(1,531)

Increase in cash and cash equivalents	394,134	325,969
Cash and cash equivalents at the beginning of period	2,704,137	1,194,012
Cash and cash equivalents at the end of period	$3,098,271	$1,519,981

The accompanying notes are an integral part of these condensed consolidated financial statements amerco and consolidated subsidiaries

notes to condensed consolidated financial statements

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO”), has a first fiscal quarter that ends on the 30 th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31 st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2022 and 2021 correspond to fiscal 2023 and 2022 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars.

The condensed consolidated balance sheet as of June 30, 2022 and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the first quarter of fiscal 2023 and 2022 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 23.8 million and $ 27.1 million as of March 31, 2022 and December 31, 2021, respectively.

Available-for-Sale Investments

Available-for-sale investments as of June 30, 2022 were as follows:

	Cost Amortized	Unrealized Gains Gross		Unrealized Losses More than 12 Months Gross		Unrealized Losses Less than 12 Months Gross		Allowance for Expected Credit Losses	Market Value Estimated
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$127,940	$2,947		$(1,578)		$(2,493)		$–	$126,816
U.S. government agency mortgage-backed securities	37,806	149		(380)		(4,126)		–	33,449
Obligations of states and political subdivisions	166,572	5,830		(1,275)		(2,009)		–	169,118
Corporate securities	1,970,857	38,302		(11,259)		(51,863)		(77)	1,945,960
Mortgage-backed securities	337,023	2,206		(1)		(16,372)		–	322,856
	$2,640,198	$49,434	$	(14,493)	$	(76,863)	$	(77)	$2,598,199

Available-for-sale investments as of March 31, 2022 were as follows:

	Cost Amortized	Unrealized Gains Gross		Unrealized Losses More than 12 Months Gross		Unrealized Losses Less than 12 Months Gross		Allowance for Expected Credit Losses	Market Value Estimated

	(In thousands)
U.S. treasury securities and government obligations	$128,078	$7,984		$–		$(969)		$–	$135,093
U.S. government agency mortgage-backed securities	44,678	280		(42)		(3,111)		–	41,805
Obligations of states and political subdivisions	178,040	15,450		–		(508)		–	192,982
Corporate securities	1,989,212	138,909		(402)		(6,604)		(60)	2,121,055
Mortgage-backed securities	324,029	7,671		(1)		(1,542)		–	330,157
	$2,664,037	$170,294	$	(445)	$	(12,734)	$	(60)	$2,821,092

We sold available-for-sale securities with a fair value of $ 54.1 million during the first quarter of fiscal 2023 and $ 352.3 million for the full year of fiscal 2022. The gross realized gains on these sales totaled $ 0.3 million during the first quarter of fiscal 2023 and $ 9.5 million for the full year of fiscal 2022.   The gross realized losses on these sales totaled $ 0.1 million during the first quarter of fiscal 2023 and $ 1.4 million for the full year of fiscal 2022.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $ 17 thousand net impairment charge recorded in the first quarter ended June 30, 2022.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	June 30, 2022		March 31, 2022
	Cost Amortized	Market Value Estimated	Cost Amortized	Market Value Estimated
	(Unaudited)
	(In thousands)
Due in one year or less	$104,389	$105,325	$97,969	$99,432
Due after one year through five years	554,348	557,915	541,840	570,135
Due after five years through ten years	713,435	717,393	704,295	765,073
Due after ten years	931,003	894,710	995,904	1,056,295
	2,303,175	2,275,343	2,340,008	2,490,935

Mortgage-backed securities	337,023	322,856	324,029	330,157
	$2,640,198	$2,598,199	$2,664,037	$2,821,092

As of June 30, 2022 and March 31, 2022, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

	June 30, 2022		March 31, 2022
	Cost Amortized	Market Value Estimated	Cost Amortized	Market Value Estimated
	(Unaudited)
	(In thousands)

Common stocks	$28,707	$45,837	$27,674	$46,212
Non-redeemable preferred stocks	26,054	25,950	26,054	26,095
	$54,761	$71,787	$53,728	$72,307

Investments, other

The carrying value of the other investments was as follows:

	June 30,	March 31,
	2022	2022
	(Unaudited)
	(In thousands)

Mortgage loans, net	$433,385	$423,163
Short-term investments	34,809	30,916
Real estate	67,539	67,824
Policy loans	10,360	10,309
Other equity investments	11,031	11,543
	$557,124	$543,755

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

3. Borrowings

Long Term Debt

Long term debt was as follows:

							June 30,	March 31,
	2023 Rates			Maturities			2022	2022
							(Unaudited)
							(In thousands)
Real estate loans (amortizing term)	2.27%	-	2.70%	2023	-	2037	$87,147	$50,259
Senior mortgages	2.70%	-	5.50%	2023	-	2042	2,322,293	2,206,268
Real estate loans (revolving credit) (a)	2.31%	-	2.56%	2023	-	2025	535,000	535,000
Fleet loans (amortizing term)	1.61%	-	4.66%	2022	-	2029	119,576	124,651
Fleet loans (revolving credit)	1.90%	-	2.36%	2025	-	2027	560,000	560,000
Finance leases (rental equipment)	2.16%	-	5.04%	2022	-	2026	312,411	347,393
Finance liabilities (rental equipment)	1.60%	-	4.77%	2024	-	2030	1,051,917	949,936
Private placements	2.43%	-	2.88%	2029	-	2035	1,200,000	1,200,000
Other obligations	1.50%	-	8.00%	2022	-	2049	81,008	86,206
Notes, loans and finance leases payable							6,269,352	6,059,713
Less: Debt issuance costs							(36,788)	(37,216)
Total notes, loans and finance leases payable, net							$6,232,564	$6,022,497

(a) A certain loan has an interest rate swap fixing the rate at 3.14% based on current margins.

Real Estate Backed Loans

Real Estate Loans

Real Estate and certain of its subsidiaries and U-Haul Company of Florida are borrowers under a real estate loan. This loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. This loan is secured by various properties owned by the borrowers. The interest rate, per the provisions of the amended loan agreement, is the applicable London Inter-Bank Offer Rate (“LIBOR”) plus the applicable margin. As of June 30, 2022, the applicable LIBOR was 1.20 % and the applicable margin was 1.50%, the sum of which was 2.70%. The default provisions of this real estate loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Real Estate is a borrower under another real estate loan. This loan requires monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. This loan is secured by various properties owned by the borrowers. The interest rate per the provisions of the loan agreement, is the applicable Secured Overnight Funding Rate (“SOFR”) plus the applicable margin. As of June 30, 2022, the applicable SOFR was 1.52 % and applicable margin was 0.75%, the sum of which was 2.27%. This loan is hedged with a SOFR interest rate swap fixed at 2.86%. The interest rate swap is effective July 15, 2022 and expires in July 2032. The default provisions of this real estate loan includes non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.70 % and 5.50%. The weighted average interest rate of these loans as of June 30, 2022 was 4.0%.   Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $ 385.0 million. As of June 30, 2022, the outstanding balance of these loans in the aggregate was $ 385.0 million. These loans are secured by certain properties owned by the borrowers. The loan agreements provide for term loans, subject to the terms of the loan agreements. The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of June 30, 2022, the applicable LIBOR was between 0.93 % and 1.06 % and the margin was between 1.25 % and 1.50%, the sum of which was between 2.31 % and 2.56%. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. These loan agreements contain fallback language for the replacement of LIBOR.

AMERCO is a borrower under a real estate loan. The current maximum credit commitment is $ 200.0 million, which can be increased to $ 300.0 million by bringing in other lenders. As of June 30, 2022, the outstanding balance was $ 150.0 million. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. As of June 30, 2022, the applicable LIBOR was 1.06 % and the margin was 1.38%, the sum of which was 2.44%. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30 % fee charged for unused capacity. This loan agreement contains fallback language for the replacement of LIBOR.

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

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 615.0 million. The aggregate outstanding balance for these revolvers as of June 30, 2022 is $ 560.0 million. The interest rates, per the provision of the loan agreements, in aggregate of $ 415.0 million, are the applicable LIBOR plus the applicable margin. As of June 30, 2022, the applicable LIBOR was 1.06 % and the margin was between 1.15 % and 1.25%, the sum of which was between 2.21 % and 2.31%. Of the $ 415.0 million outstanding, $ 100.0 million was fixed with an interest rate of 2.36%.   The revolving fleet loan with a borrowing capacity of $ 175.0 million uses SOFR, which interest rate was 0.65 % plus a margin of 1.25%, totaling 1.90 % as of June 30, 2022.   Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly. Subsequent to June 30, 2022, the remaining two LIBOR based loans have been amended to use SOFR.

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment. The agreements are generally seven (7) year terms with interest rates ranging from 2.16 % to 5.04%.   All of our finance leases are collateralized by our rental fleet. The net book value of the corresponding rental equipment was $ 568.2 million and $ 620.8 million as of June 30, 2022 and March 31, 2022, respectively. There were no new financing leases, as assessed under the new leasing guidance, entered into during the first quarter of fiscal 2023.

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions, and we assess if sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.  We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, sale-leasebacks are accounted for as a financial liability and the leased assets are capitalized at cost.   Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.60% to 4.77%. These finance liabilities are collateralized by the related assets of our rental fleet. The net book value of the corresponding rental equipment was $1,276.0 million and $1,068.3 million as of June 30, 2022 and March 31, 2022, respectively amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Private Placements

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

Other Obligations

In February 2011, AMERCO and U.S. Bank Trust Company, NA, as successor in interest to U.S. Bank National Association (the “Trustee”) entered into the U-Haul Investors Club ® Indenture.   AMERCO and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes ® ”). The U-Notes ® are secured by various types of collateral, including, but not limited to, rental equipment and real estate.   U-Notes ® are issued in smaller series that vary as to principal amount, interest rate and maturity.   U-Notes ® are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

As of June 30, 2022, the aggregate outstanding principal balance of the U-Notes ® issued was $ 82.9 million, of which $ 1.9 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 1.50 % and 8.00 % and maturity dates range between 2022 and 2049 .

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of March 31, 2022, the deposits had an aggregate balance of $ 60.0 million, for which Oxford pays fixed interest rates between 0.49 % and 1.72 % with maturities between September 30, 2022 and September 29, 2025. As of March 31, 2022, available-for-sale investments held with the FHLB totaled $ 97.2 million, of which $ 62.8 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, as of June 30, 2022 for the next five years and thereafter are as follows:

	Years Ending June 30,
	2023	2024	2025	2026	2027	Thereafter	Total
	(Unaudited)
	(In thousands)
Notes, loans and finance leases payable, secured	$502,394	$1,059,057	$648,440	$638,221	$671,424	$2,749,816	$6,269,352

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands)
Interest expense	$50,405	$38,935
Capitalized interest	(2,618)	(2,030)
Amortization of transaction costs	1,446	1,286
Interest expense resulting from cash flow hedges	566	987
Total interest expense	$49,799	$39,178

Interest paid in cash, including payments related to derivative contracts, amounted to $42.3 million and $40.9 million for the first quarter of fiscal 2023 and 2022, respectively.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	1.99%	1.39%
Interest rate at the end of the quarter	2.29%	1.38%
Maximum amount outstanding during the quarter	$1,095,000	$1,088,000
Average amount outstanding during the quarter	$1,095,000	$1,073,055
Facility fees	$58	$71

4. Derivatives

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the condensed consolidated balance sheet were as follows:

	June 30, 2022	March 31, 2022
	(Unaudited)
	(In thousands)
Interest rate contracts designated as hedging instruments:
Assets	$149	$–
Liabilities	–	587
Notional amount	75,000	235,000

	The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

	June 30, 2022	June 30, 2021
	(Unaudited)
	(In thousands)
Gain recognized in AOCI on interest rate contracts	$(736)	$(919)
Loss reclassified from AOCI into income	$566	$987

Gains or losses recognized in income on interest rate derivatives are recorded as interest expense in the condensed consolidated statements of operations. During the first quarter of fiscal 2023, we recognized an increase in the fair value of our cash flow hedges of $0.1 million, net of taxes. During the first quarter of fiscal 2023, we reclassified $0.4 million from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of June 30, 2022, we expect to reclassify $0.2 million of net losses on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. As of March 31, 2022 and December 31, 2021, these derivative hedges had a fair value of $ 7.0 million and $ 7.5 million, with notional amounts of $ 434.0   million and $ 416.7   million, respectively. These derivative instruments are included in Investments, other; on the condensed consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy.

Although the call options are employed to be effective hedges against our policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under generally accepted accounting principles (“GAAP”). Accordingly, the changes in fair value of the call options are recognized each reporting date as a component of net investment and interest income. The change in fair value of the call options include the gains or losses recognized at the expiration of the option term and the changes in fair value for open contracts.

5. Accumulated Other Comprehensive Income (Loss)

A summary of AOCI components, net of tax, were as follows:

		Foreign Currency Translation		Unrealized Net Gains (Losses) on Investments	Fair Market Value of Cash Flow Hedges		Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
		(Unaudited)
		(In thousands)
Balance as of March 31, 2022		$(55,757)		$105,027	$(444)		$(2,442)	$46,384
Foreign currency translation		197		–	–		–	197
Unrealized net losses on investments		–		(136,382)	–		–	(136,382)
Change in fair value of cash flow hedges		–		–	128		–	128
Amounts reclassified into earnings on hedging activities		–		–	427		–	427
Other comprehensive income (loss)		197		(136,382)	555		–	(135,630)
Balance as of June 30, 2022	$	(55,560)	$	(31,355)	$111	$	(2,442)	$(89,246)

6. Stockholders’ Equity

The following table lists the dividends that have been declared and issued for fiscal year 2023.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

April 6, 2022	$0.50	April 18, 2022	April 29, 2022

As of June 30, 2022, no awards had been issued under the 2016 AMERCO Stock Option Plan.

7. Leases

The following tables show the components of our ROU assets, net:

	As of June 30, 2022
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$–	$139,799	$139,799
Furniture and equipment	14,731	–	14,731
Rental trailers and other rental equipment	159,618	–	159,618
Rental trucks	1,044,124	–	1,044,124
Right-of-use assets, gross	1,218,473	139,799	1,358,272
Less: Accumulated depreciation	(650,250)	(67,261)	(717,511)
Right-of-use assets, net	$568,223	$72,538	$640,761

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

As of June 30, 2022 and March 31, 2022, we had finance lease liabilities for the ROU assets, net of $ 312.4 million and $ 347.4 million, respectively, and operating lease liabilities of $ 72.3 million and $ 74.2 million, respectively.

	Finance leases
	June 30,	March 31,
	2022	2022
	(Unaudited)
Weighted average remaining lease term (years)	3	3
Weighted average discount rate	3.7%	3.7%

	Operating leases
	June 30,	March 31,
	2022	2022
	(Unaudited)
Weighted average remaining lease term (years)	16.8	16.5
Weighted average discount rate	4.6%	4.6%

For the quarters ended June 30, 2022 and 2021, cash paid for leases included in our operating cash flow activities were $ 7.9 million and $ 7.5 million, respectively, and our financing cash flow activities were $ 35.0 million and $ 45.2 million, respectively.   Non-cash activities of ROU assets in exchange for lease liablities were $2.4 million for the first quarter of both fiscal 2023 and 2022.

The components of lease costs were as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021
	(Unaudited)
	(In thousands)

Operating lease costs	$7,920	$8,077

Finance lease cost:
Amortization of right-of-use assets	$22,396	$32,500
Interest on lease liabilities	3,218	4,571
Total finance lease cost	$25,614	$37,071

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Years ending June 30,	(In thousands)

2023	$131,322	$24,483
2024	97,721	22,162
2025	68,034	7,188
2026	35,396	4,104
2027	–	3,273
Thereafter	–	58,654
Total lease payments	332,473	119,864
Less: imputed interest	(20,062)	(47,587)
Present value of lease liabilities	$312,411	$72,277

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

Related Party Revenue

	Quarter Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,729	$7,180
U-Haul management fee revenue from Mercury	1,410	1,269
	$9,139	$8,449

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4 % and 10 % of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $ 8.2 million and $ 11.3 million from the above-mentioned entities during the first quarter of fiscal 2023 and 2022, respectively. The decrease in management fees received in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022 was due to a timing difference of the incentive fee of $4.0 million being paid in March of fiscal 2022. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.   Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

Related Party Costs and Expenses

	Quarter Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$604	$626
U-Haul commission expenses to Blackwater	24,882	22,880
	$25,486	$23,506

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of June 30, 2022, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 7.7 million and $ 7.2 million, expenses of $ 0.6 million and $ 0.6 million and cash flows of $ 6.9 million and $ 6.4 million, respectively, during the first quarter of fiscal 2023 and 2022. Revenues were $ 117.9 million and $ 108.6 million and commission expenses were $ 24.9 million and $ 22.9 million, respectively, related to the Dealer Agreements, during the first quarter of fiscal 2023 and 2022.

Management determined that we do not have a variable interest pursuant to the variable interest entity model under Accounting Standards Codification (“ASC”) 810 – Consolidation in the holding entities of Blackwater.

Related Party Assets

	June 30,	March 31,
	2022	2022
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$38,624	$41,364
U-Haul receivable from Mercury	7,539	5,708
Other (a)	(973)	779
	$45,190	$47,851

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

Consolidating balance sheets by industry segment as of June 30, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$2,982,541	$9,065	$106,665	$–		$3,098,271
Reinsurance recoverables and trade receivables, net	130,412	52,491	36,671	–		219,574
Inventories and parts, net	164,579	–	–	–		164,579
Prepaid expenses	231,714	–	–	–		231,714
Investments, fixed maturities and marketable equities	–	282,715	2,387,271	–		2,669,986
Investments, other	20,653	116,696	419,775	–		557,124
Deferred policy acquisition costs, net	–	–	129,568	–		129,568
Other assets	50,043	480	2,954	–		53,477
Right of use assets - financing, net	568,223	–	–	–		568,223
Right of use assets - operating, net	71,357	1,101	80	–		72,538
Related party assets	63,718	6,964	15,364	(40,856)	(c)	45,190
	4,283,240	469,512	3,098,348	(40,856)		7,810,244

Investment in subsidiaries	606,813	–	–	(606,813)	(b)	–

Property, plant and equipment, at cost:
Land	1,354,587	–	–	–		1,354,587
Buildings and improvements	6,154,373	–	–	–		6,154,373
Furniture and equipment	858,094	–	–	–		858,094
Rental trailers and other rental equipment	671,880	–	–	–		671,880
Rental trucks	4,873,554	–	–	–		4,873,554
	13,912,488	–	–	–		13,912,488
Less: Accumulated depreciation	(3,891,128)	–	–	–		(3,891,128)
Total property, plant and equipment, net	10,021,360	–	–	–		10,021,360
Total assets	$14,911,413	$469,512	$3,098,348	$(647,669)		$17,831,604

(a) Balances as of March 31, 2022
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of June 30, 2022, continued

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$712,167	$3,299	$7,151	$–		$722,617
Notes, loans and finance leases payable, net	6,232,564	–	–	–		6,232,564
Operating lease liabilities	71,083	1,108	86	–		72,277
Policy benefits and losses, claims and loss expenses payable	427,155	159,142	401,733	–		988,030
Liabilities from investment contracts	–	–	2,374,250	–		2,374,250
Other policyholders' funds and liabilities	–	3,362	8,637	–		11,999
Deferred income	63,647	–	–	–		63,647
Deferred income taxes, net	1,306,768	9,412	(23,811)	–		1,292,369
Related party liabilities	26,918	3,701	12,977	(43,596)	(c)	–
Total liabilities	8,840,302	180,024	2,781,023	(43,596)		11,757,753

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	(91,986)	3,394	(37,490)	36,836	(b)	(89,246)
Retained earnings	6,376,221	191,673	326,044	(517,507)	(b)	6,376,431
Cost of common stock in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred stock in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	6,071,111	289,488	317,325	(604,073)		6,073,851
Total liabilities and stockholders' equity	$14,911,413	$469,512	$3,098,348	$(647,669)		$17,831,604

(a) Balances as of March 31, 2022
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

Consolidating balance sheets by industry segment as of March 31, 2022, continued

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$663,482	$3,849	$10,454	$–		$677,785
Notes, loans and finance leases payable, net	6,022,497	–	–	–		6,022,497
Operating lease liabilities	73,998	93	106	–		74,197
Policy benefits and losses, claims and loss expenses payable	418,890	160,379	398,985	–		978,254
Liabilities from investment contracts	–	–	2,336,238	–		2,336,238
Other policyholders' funds and liabilities	–	3,521	7,291	–		10,812
Deferred income	49,157	–	–	–		49,157
Deferred income taxes, net	1,244,639	12,803	7,916	–		1,265,358
Related party liabilities	25,668	3,196	12,717	(41,581)	(c)	–
Total liabilities	8,498,331	183,841	2,773,707	(41,581)		11,414,298

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	45,187	16,630	87,200	(102,633)	(b)	46,384
Retained earnings	6,052,023	185,077	324,974	(509,841)	(b)	6,052,233
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	5,884,086	296,128	440,945	(735,876)		5,885,283
Total liabilities and stockholders' equity	$14,382,417	$479,969	$3,214,652	$(777,457)		$17,299,581

(a) Balances as of December 31, 2021
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statement of operations by industry segment for the quarter ended June 30, 2022 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated AMERCO
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,091,710	$–	$–	$(935)	(c)	$1,090,775
Self-storage revenues	173,177	–	–	–		173,177
Self-moving and self-storage products and service sales	109,351	–	–	–		109,351
Property management fees	9,139	–	–	–		9,139
Life insurance premiums	–	–	25,781	–		25,781
Property and casualty insurance premiums	–	20,830	–	(858)	(c)	19,972
Net investment and interest income	4,940	2,252	27,388	(1,007)	(b)	33,573
Other revenue	135,281	–	934	(143)	(b)	136,072
Total revenues	1,523,598	23,082	54,103	(2,943)		1,597,840

Costs and expenses:
Operating expenses	719,794	10,194	5,109	(1,930)	(b,c)	733,167
Commission expenses	118,493	–	–	–		118,493
Cost of sales	79,671	–	–	–		79,671
Benefits and losses	–	4,379	39,721	–		44,100
Amortization of deferred policy acquisition costs	–	–	7,672	–		7,672
Lease expense	7,920	158	28	(631)	(b)	7,475
Depreciation, net of gains on disposals	113,796	–	–	–		113,796
Net losses on disposal of real estate	2,307	–	–	–		2,307
Total costs and expenses	1,041,981	14,731	52,530	(2,561)		1,106,681

Earnings from operations before equity in earnings of subsidiaries	481,617	8,351	1,573	(382)		491,159

Equity in earnings of subsidiaries	7,666	–	–	(7,666)	(d)	–

Earnings from operations	489,283	8,351	1,573	(8,048)		491,159
Other components of net periodic benefit costs	(304)	–	–	–		(304)
Interest expense	(50,061)	–	(120)	382	(b)	(49,799)
Pretax earnings	438,918	8,351	1,453	(7,666)		441,056
Income tax expense	(104,916)	(1,755)	(383)	–		(107,054)
Earnings available to common stockholders	$334,002	$6,596	$1,070	$(7,666)		$334,002

(a) Balances for the quarter ended March 31, 2022
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry for the quarter ended June 30, 2021 are as follows:

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

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$334,002	$6,596	$1,070	$(7,666)	$334,002
Earnings from consolidated entities	(7,666)	–	–	7,666	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	178,144	–	–	–	178,144
Amortization of deferred policy acquisition costs	–	–	7,672	–	7,672
Amortization of premiums and accretion of discounts related to investments, net	–	421	4,508	–	4,929
Amortization of debt issuance costs	1,473	–	–	–	1,473
Interest credited to policyholders	–	–	15,157	–	15,157
Provision for allowance for losses on trade receivables	(6,075)	(76)	–	–	(6,151)
Provision for allowance for inventories and parts reserve	4,646	–	–	–	4,646
Net gains on disposal of personal property	(64,348)	–	–	–	(64,348)
Net losses on disposal of real estate	2,307	–	–	–	2,307
Net (gains) losses on sales of investments	–	(31)	299	–	268
Net losses on equity investments	–	1,551	–	–	1,551
Deferred income taxes	61,948	127	1,418	–	63,493
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	18,458	(2,107)	(457)	–	15,894
Inventories and parts	(10,347)	–	–	–	(10,347)
Prepaid expenses	4,935	–	–	–	4,935
Capitalization of deferred policy acquisition costs	–	–	(7,398)	–	(7,398)
Other assets	2,177	(40)	(202)	–	1,935
Related party assets	747	(263)	–	–	484
Accounts payable and accrued expenses	78,549	(549)	(3,324)	–	74,676
Policy benefits and losses, claims and loss expenses payable	8,875	(1,237)	2,748	–	10,386
Other policyholders' funds and liabilities	–	(159)	1,346	–	1,187
Deferred income	14,501	–	(53)	–	14,448
Related party liabilities	1,251	517	260	–	2,028
Net cash provided by operating activities	623,577	4,750	23,044	–	651,371

Cash flows from investing activities:
Escrow deposits	4,789	–	–	–	4,789
Purchases of:
Property, plant and equipment	(646,137)	–	–	–	(646,137)
Short term investments	–	(21,966)	(51)	–	(22,017)
Fixed maturities investments	–	(9,839)	(26,649)	–	(36,488)
Equity securities	–	(1,366)	–	–	(1,366)
Preferred stock	–	–	–	–	–
Real estate	–	–	–	–	–
Mortgage loans	–	(6,975)	(35,586)	–	(42,561)
Proceeds from sales and paydowns of:
Property, plant and equipment	159,180	–	–	–	159,180
Short term investments	–	18,073	–	–	18,073
Fixed maturities investments	–	6,852	48,956	–	55,808
Equity securities	–	362	–	–	362
Mortgage loans	–	8,374	23,971	–	32,345
Net cash (used) provided by investing activities	(482,168)	(6,485)	10,641	–	(478,012)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2022

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2022, continued

	Consolidated Moving & Storage	Casualty Insurance (a) Property &	Insurance (a) Life	Elimination	Consolidated AMERCO
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	393,264	–	–	–	393,264
Principal repayments on credit facilities	(145,369)	–	–	–	(145,369)
Payments of debt issuance costs	(1,069)	–	–	–	(1,069)
Finance lease payments	(34,982)	–	–	–	(34,982)
Common stock dividends paid	(9,804)	–	–	–	(9,804)
Investment contract deposits	–	–	85,767	–	85,767
Investment contract withdrawals	–	–	(62,911)	–	(62,911)
Net cash provided by financing activities	202,040	–	22,856	–	224,896

Effects of exchange rate on cash	(4,121)	–	–	–	(4,121)

Increase (decrease) in cash and cash equivalents	339,328	(1,735)	56,541	–	394,134
Cash and cash equivalents at beginning of period	2,643,213	10,800	50,124	–	2,704,137
Cash and cash equivalents at end of period	$2,982,541	$9,065	$106,665	$–	$3,098,271
	(page 2 of 2)
(a) Balance for the period ended March 31, 2022

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$345,175	$7,302	$1,817	$(9,119)	$345,175
Earnings from consolidated entities	(9,119)	–	–	9,119	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	172,040	–	–	–	172,040
Amortization of deferred policy acquisition costs	–	–	8,823	–	8,823
Amortization of premiums and accretion of discounts related to investments, net	–	413	3,948	–	4,361
Amortization of debt issuance costs	1,332	–	–	–	1,332
Interest credited to policyholders	–	–	15,583	–	15,583
Provision for allowance for losses on trade receivables	(478)	(5)	(1)	–	(484)
Provision for allowance for inventories and parts reserve	3,403	–	–	–	3,403
Net gains on disposal of personal property	(50,323)	–	–	–	(50,323)
Net gains on disposal of real estate	(4,430)	–	–	–	(4,430)
Net gains on sales of investments	–	(37)	(2,432)	–	(2,469)
Net gains on equity investments	–	(2,231)	–	–	(2,231)
Deferred income taxes	81,341	604	429	–	82,374
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(1,658)	(520)	(5,904)	–	(8,082)
Inventories and parts	(15,765)	–	–	–	(15,765)
Prepaid expenses	162,706	–	–	–	162,706
Capitalization of deferred policy acquisition costs	–	–	(8,990)	–	(8,990)
Other assets	(436)	(323)	(94)	–	(853)
Related party assets	302	260	–	–	562
Accounts payable and accrued expenses	60,902	225	10,472	–	71,599
Policy benefits and losses, claims and loss expenses payable	5,942	352	2,770	–	9,064
Other policyholders' funds and liabilities	–	(461)	(969)	–	(1,430)
Deferred income	12,125	–	(262)	–	11,863
Related party liabilities	1,422	(1,972)	935	–	385
Net cash provided by operating activities	764,481	3,607	26,125	–	794,213

Cash flows from investing activities:
Escrow deposits	1,887	–	–	–	1,887
Purchases of:
Property, plant and equipment	(508,411)	–	–	–	(508,411)
Short term investments	–	(11,680)	(130)	–	(11,810)
Fixed maturities investments	–	(7,466)	(274,041)	–	(281,507)
Preferred stock	–	–	(8,000)	–	(8,000)
Real estate	–	–	(67)	–	(67)
Mortgage loans	–	(4,850)	(37,688)	–	(42,538)
Proceeds from sales and paydowns of:
Property, plant and equipment	182,146	–	–	–	182,146
Short term investments	–	12,558	–	–	12,558
Fixed maturities investments	–	5,136	121,820	–	126,956
Mortgage loans	–	283	5,345	–	5,628
Net cash used by investing activities	(324,378)	(6,019)	(192,761)	–	(523,158)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2021

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2021, continued

	Consolidated Moving & Storage	Casualty Insurance (a) Property &	Insurance (a) Life	Elimination	Consolidated AMERCO
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	161,854	–	–	–	161,854
Principal repayments on credit facilities	(109,206)	–	(128)	–	(109,334)
Payment of debt issuance costs	(352)	–	–	–	(352)
Finance lease payments	(45,170)	–	–	–	(45,170)
Investment contract deposits	–	–	113,779	–	113,779
Investment contract withdrawals	–	–	(64,332)	–	(64,332)
Net cash provided by financing activities	7,126	–	49,319	–	56,445

Effects of exchange rate on cash	(1,531)	–	–	–	(1,531)

Increase (decrease) in cash and cash equivalents	445,698	(2,412)	(117,317)	–	325,969
Cash and cash equivalents at beginning of period	1,010,275	5,658	178,079	–	1,194,012
Cash and cash equivalents at end of period	$1,455,973	$3,246	$60,762	$–	$1,519,981
	(page 2 of 2)
(a) Balance for the period ended March 31, 2021

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

11. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended June 30, 2022
Total revenues	$1,510,386	$87,454	$1,597,840
Depreciation and amortization, net of gains on disposal	120,986	2,789	123,775
Interest expense	48,948	851	49,799
Pretax earnings	427,538	13,518	441,056
Income tax expense	103,613	3,441	107,054
Identifiable assets	17,240,646	590,958	17,831,604

Quarter Ended June 30, 2021
Total revenues	$1,396,361	$76,495	$1,472,856
Depreciation and amortization, net of gains on disposal	127,650	(1,540)	126,110
Interest expense	38,128	1,050	39,178
Pretax earnings	437,949	16,801	454,750
Income tax expense	105,302	4,273	109,575
Identifiable assets	14,661,722	453,160	15,114,882

12. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$332	$350
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	287	227
Other components	17	53
Total other components of net periodic benefit costs	304	280
Net periodic postretirement benefit cost	$636	$630

13. Fair Value Measurements

Certain assets and liabilities are recorded at fair value on the condensed consolidated balance sheets and are measured and classified based upon a three-tiered approach to valuation. Financial assets and liabilities are recorded at fair value and are classified and disclosed in one of the following three categories:

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
As of June 30, 2022	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$219,574	$–	$–	$219,574	$219,574
Mortgage loans, net	433,385	–	–	433,385	437,604
Other investments	123,739	–	–	123,739	123,739
Total	$776,698	$–	$–	$776,698	$780,917

Liabilities
Notes, loans and finance leases payable	6,269,352	–	6,269,352	–	5,973,107
Total	$6,269,352	$–	$6,269,352	$–	$5,973,107

	Fair Value Hierarchy
	Carrying				Total Estimated
As of March 31, 2022	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$229,343	$–	$–	$229,343	$229,343
Mortgage loans, net	423,163	–	–	423,163	450,347
Other investments	120,592	–	–	120,592	120,592
Total	$773,098	$–	$–	$773,098	$800,282

Liabilities
Notes, loans and finance leases payable	6,059,713	–	6,059,713	–	5,875,781
Total	$6,059,713	$–	$6,059,713	$–	$5,875,781

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of June 30, 2022 and March 31, 2022 that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of June 30, 2022	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$2,845,484	$2,845,484	$–	$–
Fixed maturities - available for sale	2,598,199	25,456	2,572,651	92
Preferred stock	25,950	25,950	–	–
Common stock	45,837	45,837	–	–
Derivatives	7,111	6,962	149	–
Total	$5,522,581	$2,949,689	$2,572,800	$92

Liabilities
Derivatives	–	–	–	–
Total	$–	$–	$–	$–

As of March 31, 2022	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$2,482,154	$2,482,154	$–	$–
Fixed maturities - available for sale	2,821,092	26,914	2,794,086	92
Preferred stock	26,095	26,095	–	–
Common stock	46,212	46,212	–	–
Derivatives	7,474	7,474	–	–
Total	$5,383,027	$2,588,849	$2,794,086	$92

Liabilities
Derivatives	587	–	587	–
Total	$587	$–	$587	$–

The fair value measurements for our assets using significant unobservable inputs (Level 3) were $ 0.1 million for both June 30, 2022 and March 31, 2022.

14. Revenue Recognition

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of June 30, 2022 and March 31, 2022.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the first quarter of fiscal 2023 did not have a material effect on our financial statements.

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

Revenue Recognized in Accordance with Topic 842

The Company’s self-moving rental revenues meet the definition of a lease pursuant to the guidance in Topic 842 because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right. Please see Note 7, Leases, of the Notes to the Condensed Consolidated Financial Statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Years Ending June 30,
	2023	2024	2025	2026	2027	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$7,215	$–	$–	$–	$–	$–
Property lease revenues	17,434	11,177	8,425	6,587	4,946	38,344
Total	$24,649	$11,177	$8,425	$6,587	$4,946	$38,344

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

In the following table, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$103,194	$79,815
Revenues recognized at a point in time:	126,355	120,718
Total revenues recognized under ASC 606	229,549	200,533

Revenues recognized under ASC 842	1,288,031	1,191,010
Revenues recognized under ASC 944	46,687	46,314
Revenues recognized under ASC 320	33,573	34,999
Total revenues	$1,597,840	$1,472,856

In the above table, the revenues recognized over time include property management fees, the shipping fees associated with U-Box container rentals and a portion of other revenues. Revenues recognized at a point in time include self-moving equipment rentals, self-moving and self-storage products and service sales and a portion of other revenues .

We recognized liabilities resulting from contracts with customers for self-moving equipment rentals, self-storage revenues, U-Box revenues and tenant revenues, in which the length of the contract goes beyond the reported period end, although rental periods of the equipment, storage and U-Box contract are generally short-term in nature. The timing of revenue recognition results in liabilities that are reflected in deferred income on the balance sheet.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

15. Allowance for Credit Losses

Trade Receivables

Moving and Storage has two (2) primary components of trade receivables, receivables from corporate customers and credit card receivables from customer sales and rental of equipment.   For credit card receivables, the Company uses a trailing 13 months average historical chargeback percentage of total credit card receivables to estimate a credit loss reserve. The Company rents equipment to corporate customers in which payment terms are 30 days.

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

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time).   To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 2% and 6% as of June 30, 2022 and March 31, 2022, respectively. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of June 30, 2022, was $ 2.5 million.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $ 29.2 million as of March 31, 2022 and are excluded from the estimate of credit losses.

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

Reinsurance recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1 % of the total assets as of March 31, 2022 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium receivables

Premium receivables were $1.4 million as of March 31, 2022, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder doesn‘t pay premiums.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2021	$2,835	$1,320	$501	$4,656
Allowance change	(291)	(279)	4	(566)
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of June 30, 2021	$2,544	$1,041	$505	$4,090

Balance as of March 31, 2022	$8,649	$60	$501	$9,210
Allowance change	(6,162)	17	(1)	(6,146)
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of June 30, 2022	$2,487	$77	$500	$3,064

16.   Accounting Pronouncements

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments and a discussion of off-balance sheet arrangements. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2023.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2022. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

AMERCO, a Nevada corporation, has a first fiscal quarter that ends on the 30 th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31 st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2022 and 2021 correspond to fiscal 2023 and 2022 for AMERCO.

Overall Strategy

Our overall strategy is to maintain our leadership position in the United States and Canada “do-it-yourself” moving and storage industry. We accomplish this by providing a seamless and integrated supply chain to the “do-it-yourself” moving and storage market. As part of executing this strategy, we leverage the brand recognition of U-Haul ® with our full line of moving and self-storage related products and services and the convenience of our broad geographic presence.

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

With respect to our truck, trailer, specialty rental items and self-storage rental business, we are focused on expanding our dealer network, which provides added convenience for our customers and expands the selection and availability of rental equipment to satisfy the needs of our customers.

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

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

There was a $17 thousand net impairment charge recorded during the quarter ended June 30, 2022.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended June 30, 2022 compared with the Quarter Ended June 30, 2021

Listed below, on a consolidated basis, are revenues for our major product lines for the first quarter of fiscal 2023 and the first quarter of fiscal 2022:

	Quarter Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,090,775	$1,035,377
Self-storage revenues	173,177	137,393
Self-moving and self-storage products and service sales	109,351	104,885
Property management fees	9,139	8,449
Life insurance premiums	25,781	28,705
Property and casualty insurance premiums	19,972	16,869
Net investment and interest income	33,573	34,999
Other revenue	136,072	106,179
Consolidated revenue	$1,597,840	$1,472,856

Self-moving equipment rental revenues increased $55.4 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022.   Revenue per transaction for both our In-Town and one-way markets increased.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $35.8 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022.   The average monthly number of occupied units increased by 19%, or 81,900 units, during the first quarter of fiscal 2023 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot. Over the last twelve months, we added approximately 5.0 million net rentable square feet, or an 11% increase, with approximately 1.5 million of that coming on during the first quarter of fiscal 2023.

Sales of self-moving and self-storage products and services increased $4.5 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022.   This was due to increased sales of hitches, moving supplies and propane.

Life insurance premiums decreased $2.9 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $3.1 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022 due to an increase in Safetow ® and Safestor ® sales, which was a reflection of the increased equipment and storage rental transactions.

Net investment and interest income decreased $1.4 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022. Changes in the market value of unaffiliated common stocks held in our property and casualty insurance subsidiary accounted for $3.8 million of the decrease during the quarter. A decrease of $1.5 million realized loss on derivatives used as hedges for our fixed indexed annuities at our life insurance subsidiary also contributed to the decrease during the quarter. This was partially offset by a $4.3 million increase from Moving and Storage due to increase in invested cash combined with higher interest rates on these short-term deposits.

Other revenue increased $29.9 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022, caused primarily by growth in our U-Box program.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2023 and the first quarter of fiscal 2022. The insurance companies’ first quarters ended March 31, 2022 and 2021.

	Quarter Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,523,598	$1,393,254
Earnings from operations before equity in earnings of subsidiaries	481,617	482,995
Property and casualty insurance
Revenues	23,082	23,456
Earnings from operations	8,351	9,232
Life insurance
Revenues	54,103	58,659
Earnings from operations	1,573	2,366
Eliminations
Revenues	(2,943)	(2,513)
Earnings from operations before equity in earnings of subsidiaries	(382)	(385)
Consolidated results
Revenues	1,597,840	1,472,856
Earnings from operations	491,159	494,208

Total costs and expenses increased $128.0 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022. Operating expenses for Moving and Storage increased $118.0 million.   Repair costs associated with the rental fleet experienced a $32.1 million increase during the quarter due to preventative maintenance resulting from higher fleet activity combined with a slowdown in the rotation of new equipment into the fleet and older equipment out of the fleet.   The addition of new equipment has been affected by delays with our original equipment manufacturers.   Other increases included personnel, liability costs and shipping associated with U-Box transactions. Net gains from the disposal of rental equipment increased $14.0 million from an increase in resale values.   Depreciation expense associated with our rental fleet was $126.5 million and $126.6 million for the first quarters of fiscal 2023 and 2022, respectively.   Depreciation expense on all other assets, largely from buildings and improvements, increased $6.2 million to $51.6 million. Net losses on the disposal or retirement of land and buildings increased $6.7 million. The first quarter of fiscal 2022 included a condemnation gain of $4.9 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $491.2 million for the first quarter of fiscal 2023, compared with $494.2 million for the first quarter of fiscal 2022.

Interest expense for the first quarter of fiscal 2023 was $49.8 million, compared with $39.2 million for the first quarter of fiscal 2022, due to an increase in our outstanding debt of $1,570.2 million in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022.

Income tax expense was $107.1 million for the first quarter of fiscal 2023, compared with $109.6 million for the first quarter of fiscal 2022.

As a result of the above-mentioned items, earnings available to common stockholders were $334.0 million for the first quarter of fiscal 2023, compared with $345.2 million for the first quarter of fiscal 2022.

Basic and diluted earnings per share for the first quarter of fiscal 2023 were $17.03, compared with $17.60 for the first quarter of fiscal 2022.

The weighted average common shares outstanding basic and diluted were 19,607,788 for both the first quarter of fiscal 2023 and 2022.

Moving and Storage

Quarter Ended June 30, 2022 compared with the Quarter Ended June 30, 2021

Listed below are revenues for our major product lines at Moving and Storage for the first quarter of fiscal 2023 and the first quarter of fiscal 2022:

	Quarter Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,091,710	$1,036,213
Self-storage revenues	173,177	137,393
Self-moving and self-storage products and service sales	109,351	104,885
Property management fees	9,139	8,449
Net investment and interest income	4,940	680
Other revenue	135,281	105,634
Moving and Storage revenue	$1,523,598	$1,393,254

Self-moving equipment rental revenues increased $55.5 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022.   Revenue per transaction for both our In-Town and one-way markets increased.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks, trailers and towing devices in the rental fleet.

Self-storage revenues increased $35.8 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022.   The average monthly number of occupied units increased by 19%, or 81,900 units, during the first quarter of fiscal 2023 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot. Over the last twelve months, we added approximately 5.0 million net rentable square feet, or an 11% increase, with approximately 1.5 million of that coming on during the first quarter of fiscal 2023.

We own and manage self-storage facilities. Self-storage revenues reported in the condensed consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of June 30	620	553
Square footage as of June 30	51,845	46,847
Average monthly number of units occupied	518	436
Average monthly occupancy rate based on unit count	84.5%	79.7%
Average monthly square footage occupied	44,847	38,671

Over the last twelve months we added approximately 5.0 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development.

Sales of self-moving and self-storage products and services increased $4.5 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022.   This was due to increased sales of hitches, moving supplies and propane.

Net investment and interest income increased $4.3 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022, due to an increase in invested cash combined with higher interest rates on these short-term deposits.

Other revenue increased $29.6 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022, caused primarily by growth in our U-Box program.

Total costs and expenses increased $131.7 million during the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022. Operating expenses increased $118.0 million.   Repair costs associated with the rental fleet experienced a $32.1 million increase during the quarter due to preventative maintenance from higher fleet activity combined with a slowdown in the rotation of new equipment into the fleet and older equipment out of the fleet.   The addition of new equipment has been affected by delays with our original equipment manufacturers.   Other increases included personnel, liability costs and shipping associated with U-Box transactions. Net gains from the disposal of rental equipment increased $14.0 million from an increase in resale values.   Depreciation expense associated with our rental fleet was $126.5 million and $126.6 million for the first quarters of fiscal 2023 and 2022, respectively.   Depreciation expense on all other assets, largely from buildings and improvements, increased $6.2 million to $51.6 million. Net losses on the disposal or retirement of land and buildings increased $6.7 million. The first quarter of fiscal 2022 included a condemnation gain of $4.9 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries increased to $481.6 million for the first quarter of fiscal 2023, compared with $483.0 million for the first quarter of fiscal 2022.

Equity in the earnings of AMERCO’s insurance subsidiaries was $7.7 million for the first quarter of fiscal 2023, compared with $9.1 million for the first quarter of fiscal 2022.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations increased to $489.3 million for the first quarter of fiscal 2023, compared with $492.1 million for the first quarter of fiscal 2022.

Property and Casualty Insurance

Quarter Ended March 31, 2022 compared with the Quarter Ended March 31, 2021

Net premiums were $20.8 million and $17.4 million for the quarters ended March 31, 2022 and 2021, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $2.3 million and $6.0 million for the quarters ended March 31, 2022 and 2021, respectively. The main driver of the change in net investment income was the decrease in the market value of unaffiliated common stock of $3.8 million.

Net operating expenses were $10.2 million and $8.8 million for the quarters ended March 31, 2022 and 2021, respectively. The change was due to an increase in commissions offset by an increase in loss adjusting fees and subrogation income.

Benefits and losses incurred were $4.4 million and $5.2 million for the quarters ended March 31, 2022 and 2021, respectively. The decrease was due to a favorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $8.4 million and $9.2 million for the quarters ended March 31, 2022 and 2021, respectively.

Life Insurance

Quarter Ended March 31, 2022 compared with the Quarter Ended March 31, 2021

Net premiums were $25.8 million and $28.7 million for the quarters ended March 31, 2022 and 2021, respectively. Medicare Supplement premiums decreased $2.0 million from the policy decrements offset by premium rate increases. Life premiums decreased $1.1 million primarily from the decrease in sales of single premium life products. Premiums on the remaining lines of business increased $0.2 million. Deferred annuity deposits were $85.8 million or $13.0 million below prior year and are accounted for on the balance sheet as deposits rather than premiums. The decrease in deferred annuity deposits is a result of the competitive industry rates.

Net investment and interest income were $27.4 million and $29.3 million for the quarters ended March 31, 2022 and 2021, respectively. Net realized gains decreased $1.3 million coupled with a $1.5 million realized loss on derivatives used as hedges to fixed indexed annuities. This was offset by a $1.1 million increase in the interest income on the invested assets, primarily mortgage loans.

Net operating expenses were $5.1 million and $5.4 million for the quarters ended March 31,2022 and 2021, respectively. The decrease was primarily due to a reduction in commission expenses on single premium whole life due to reduction in premiums.

Benefits and losses incurred were $39.7 million and $42.1 million for the quarters ended March 31, 2022 and 2021, respectively. Life benefits decreased $1.5 million primarily due to improved mortality on single premium whole life. Medicare supplement benefits decreased by $0.7 million from the declined policies in force. Interest credited to policyholders decreased $0.4 million from the reduction in the interest credited rates on fixed indexed annuities driven by market decline. This was partially offset by a $0.2 million increase in supplemental contracts payouts.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $7.7 million and $8.8 million for the quarters ended March 31, 2022 and 2021, respectively. The decrease in DAC amortization is primarily on annuity policies from the decreased amortization related to realized gains.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $1.5 million and $2.2 million for the quarters ended March 31, 2022 and 2021, respectively.

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

As of June 30, 2022, cash and cash equivalents totaled $3,098.3 million, compared with $2,704.1 million at March 31, 2022. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of June 30, 2022 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$2,982,541	$9,065	$106,665
Other financial assets	214,783	458,866	2,859,081
Debt obligations	6,232,564	–	–

(a) As of March 31, 2022

As of June 30, 2022, Moving and Storage had additional cash available under existing credit facilities of $105.0 million.   The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities decreased $142.8 million in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022 largely as a result of receiving $159 million of federal income tax refund claims in the first quarter of fiscal 2022.

Net cash used in investing activities decreased $45.1 million in the first quarter of fiscal 2023, compared with the first quarter of fiscal 2022. Purchases of property, plant and equipment, increased $137.7 million. Reinvestment in the fleet was less than our projection due to delays in receiving new equipment from our original equipment manufacturers during the first quarter of fiscal 2023; however, the level of reinvestment in the rental fleet has increased in comparison to the first quarter of fiscal 2022.   Cash from the sales of property, plant and equipment decreased $23.0 million largely due to fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $202.9 million due to a decrease in purchases of fixed maturity investments.

Net cash provided by financing activities increased $168.5 million in the first quarter of fiscal 2023, as compared with the first quarter of fiscal 2022. This was due to a combination of increased cash from borrowings of $231.4 million, increased debt payments of $36.0 million, decreased finance lease repayments of $10.2 million, an increase of $9.8 million in dividends paid and a decrease in net annuity deposits from Life Insurance of $26.6 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2023 the Company will reinvest in its rental equipment fleet approximately $850 million, net of equipment sales and excluding any lease buyouts. Through the first quarter of fiscal 2023, the Company invested, net of sales, approximately $195 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2023 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2023 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options. Based upon interactions with our existing lenders, the Company does not believe that COVID-19 will materially inhibit our ability to obtain financing for the purchases of rental equipment in fiscal 2023. Should the situation severely worsen this belief could change.

The Company has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. For the first quarter of fiscal 2023, the Company invested $278.2 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2023, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and any lingering effects of COVID-19.   U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $487.0 million and $326.3 million for the first quarter of fiscal 2023 and 2022, respectively. The components of our net capital expenditures are provided in the following table:

	Quarter Ended June 30,
	2022	2021
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$350,736	$310,389
Purchases of real estate, construction and renovations	278,196	184,362
Other capital expenditures	17,205	13,660
Gross capital expenditures	646,137	508,411
Less: Sales of property, plant and equipment	(159,180)	(182,146)
Net capital expenditures	$486,957	$326,265

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

Property and Casualty Insurance’s stockholder’s equity was $289.5 million and $296.1 million as of March 31, 2022 and December 31, 2021, respectively. The change resulted from net earnings of $6.6 million and a decrease in other comprehensive income of $13.2 million due to the decrease in market value of its investment portfolio.  Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net deposits for the quarter ended March 31, 2022 were $22.9 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $317.3 million and $440.9 million as of March 31, 2022 and December 31, 2021, respectively. The change resulted from net earnings of $1.1 million and a decrease in other comprehensive income of $124.7 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of March 31, 2022, Oxford had outstanding deposits of $60.0 million in the FHLB.   For a more detailed discussion of this deposit, please see Note 3, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $623.6 million and $764.5 million for the first quarter of fiscal 2023 and 2022, respectively, largely as a result of receiving $159 million of federal income tax refund claims in the first quarter of fiscal 2022.

Property and Casualty Insurance

Net cash provided by operating activities were $4.8 million and $3.6 million for the first quarters ended March 31, 2022 and 2021, respectively. The increase was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $43.9 million and $41.7 million as of March 31, 2022 and December 31, 2021, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $23.0 million and $26.1 million for the first quarters ended March 31, 2022 and 2021, respectively. The decrease in operating cash flows was primarily due to the timing of settlement of payables and receivables for securities offset by the reduced benefit and commission expenses.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of March 31, 2022 and December 31, 2021, cash and cash equivalents and short-term investments amounted to $106.7 million and $50.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

As a result of the federal income tax provisions of the Coronavirus Aid, Relief and Economic Security Act, we have filed applicable forms with the Internal Revenue Service to carryback net operating losses. These refund claims total approximately $366 million, of which we have received approximately $243 million and are reflected in Prepaid expense. These amounts are expected to provide us additional liquidity whenever received. It is possible future legislation could negatively impact our ability to receive these tax refunds.

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of June 30, 2022, we had available borrowing capacity under existing credit facilities of $105.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 3, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Disclosures about Contractual Obligations and Commercial Commitments in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Fiscal 2023 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals.   Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals and is likely to increase in fiscal 2023. Revenue in the U-Move ® program could be adversely impacted should we fail to execute in any of these areas. Should we be unable to acquire enough new rental equipment to properly rotate our fleet, repair and maintenance costs will continue to increase. Even if we execute our plans, we could see declines in revenues primarily due to unforeseen events including adverse economic conditions or heightened competition that is beyond our control.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of June 30, 2022:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$75,000	$149	6/28/2019	10/31/2022	1.76%	1 Month LIBOR

As of June 30, 2022, we had $1,182.1 million of variable rate debt obligations. If LIBOR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $8.9 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of March 31, 2022 and December 31, 2021, these derivative hedges had a net market value of $7.0 million and $7.5 million, with notional amounts of $434.0 million and $416.7 million, respectively. These derivative instruments are included in Investments, other, on the   condensed consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.5% and 5.2% of our revenue was generated in Canada during the first quarter of fiscal 2023 and 2022, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, the risk associated with COVID-19 or similar events on employees or customers, impact on the economic environment or demand of our products and the cost and availability of debt and capital, estimates of capital expenditures, plans for future operations, products or services, financing needs, plans and strategies, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity and the availability of financial resources to meet our needs, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, our beliefs regarding our sustainable practices, our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box ® program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our capital resources, the sufficiency of capital of our insurance subsidiaries and inflationary pressures that may challenge our ability to maintain or improve upon our operating margin, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

PART II Other information

Item 1. Legal Proceedings

The information regarding our legal proceedings in Note 8, Contingencies, of the Notes to Condensed Consolidated Financial Statements is incorporated by reference herein.

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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
4.1

Forty-Fourth Supplemental Indenture and Pledge and Security Agreement dated May 10, 2022, by and between AMERCO and U.S. Bank Trust Company, National Association as successor in interest to U.S. Bank National Association, as trustee

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 10, 2022, file no. 1-11255.
4. 2

Amended and Restated Forty-Second Supplemental Indenture and Pledge and Security Agreement dated May 10, 2022, by and between AMERCO and U.S. Bank Trust Company, National Association as successor in interest to U.S. Bank National Association, as trustee

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 10, 2022, file no. 1-11255.
4.3

Amended and Restated Forty-Third Supplemental Indenture and Pledge and Security Agreement dated May 10, 2022, by and between AMERCO and U.S. Bank Trust Company, National Association as successor in interest to U.S. Bank National Association, as trustee

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on May 10, 2022, file no. 1-11255.
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

AMERCO

Date: August 3, 2022	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: August 3, 2022	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2022	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)