Form 10-Q
period 2022-09-30
AMERCO /NV/
filed 2022-11-09
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

19,607,788 shares of AMERCO Common Stock, $0.25 par value, were outstanding at November 4, 2022.

Part i Financial information

Item 1. Financial Statements

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED balance sheets

	September 30,	March 31,
	2022	2022
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$3,065,115	$2,704,137
Reinsurance recoverables and trade receivables, net	203,202	229,343
Inventories and parts, net	166,136	158,888
Prepaid expenses	236,035	236,915
Investments, fixed maturities and marketable equities	2,615,758	2,893,399
Investments, other	548,198	543,755
Deferred policy acquisition costs, net	146,778	103,828
Other assets	47,900	60,409
Right of use assets - financing, net	529,000	620,824
Right of use assets - operating, net	68,208	74,382
Related party assets	48,337	47,851
	7,674,667	7,673,731
Property, plant and equipment, at cost:
Land	1,427,781	1,283,142
Buildings and improvements	6,390,317	5,974,639
Furniture and equipment	876,515	846,132
Rental trailers and other rental equipment	727,953	615,679
Rental trucks	5,087,235	4,638,814
	14,509,801	13,358,406
Less: Accumulated depreciation	(4,041,125)	(3,732,556)
Total property, plant and equipment, net	10,468,676	9,625,850
Total assets	$18,143,343	$17,299,581
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$706,402	$677,785
Notes, loans and finance leases payable, net	6,298,831	6,022,497
Operating lease liabilities	67,858	74,197
Policy benefits and losses, claims and loss expenses payable	990,233	978,254
Liabilities from investment contracts	2,390,028	2,336,238
Other policyholders' funds and liabilities	12,126	10,812
Deferred income	56,871	49,157
Deferred income taxes, net	1,307,807	1,265,358
Total liabilities	11,830,156	11,414,298

Commitments and contingencies (notes 3, 7, 8 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of September 30 and March 31, 2022	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of September 30 and March 31, 2022	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of September 30 and March 31, 2021	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of September 30 and March 31, 2022	10,497	10,497
Additional paid-in capital	453,819	453,819
Accumulated other comprehensive income (loss)	(192,121)	46,384
Retained earnings	6,718,642	6,052,233
Cost of common stock in treasury, net (22,377,912 shares as of September 30 and March 31, 2022)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares as of September 30 and March 31, 2022)	(151,997)	(151,997)
Total stockholders' equity	6,313,187	5,885,283
Total liabilities and stockholders' equity	$18,143,343	$17,299,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,162,025	$1,179,061
Self-storage revenues	185,586	153,485
Self-moving and self-storage products and service sales	96,864	92,191
Property management fees	9,277	8,747
Life insurance premiums	25,456	28,913
Property and casualty insurance premiums	25,718	22,499
Net investment and interest income	30,509	36,780
Other revenue	167,429	142,578
Total revenues	1,702,864	1,664,254

Costs and expenses:
Operating expenses	811,594	696,074
Commission expenses	125,341	127,896
Cost of sales	72,625	66,491
Benefits and losses	37,363	44,630
Amortization of deferred policy acquisition costs	6,972	6,750
Lease expense	7,684	7,441
Depreciation, net of gains on disposal of $64,342 and $36,075, respectively	117,318	135,748
Net losses on disposal of real estate	1,872	523
Total costs and expenses	1,180,769	1,085,553

Earnings from operations	522,095	578,701
Other components of net periodic benefit costs	(304)	(280)
Interest expense	(57,193)	(39,545)
Fees on early extinguishment of debt	(959)	–
Pretax earnings	463,639	538,876
Income tax expense	(111,624)	(128,978)
Earnings available to common stockholders	$352,015	$409,898
Basic and diluted earnings per common share	$17.95	$20.90
Weighted average common shares outstanding: Basic and diluted	19,607,788	19,607,788

Related party revenues for the second quarter of fiscal 2023 and 2022, net of eliminations, were $9.3 million and $8.7 million, respectively.

Related party costs and expenses for the second quarter of fiscal 2023 and 2022, net of eliminations, were $27.0 million and $27.1 million, respectively.

Please see Note 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Six Months Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$2,252,800	$2,214,438
Self-storage revenues	358,763	290,878
Self-moving and self-storage products and service sales	206,215	197,076
Property management fees	18,416	17,196
Life insurance premiums	51,237	57,618
Property and casualty insurance premiums	45,690	39,368
Net investment and interest income	64,082	71,779
Other revenue	303,501	248,757
Total revenues	3,300,704	3,137,110

Costs and expenses:
Operating expenses	1,544,761	1,310,603
Commission expenses	243,834	241,045
Cost of sales	152,296	136,406
Benefits and losses	81,463	91,928
Amortization of deferred policy acquisition costs	14,644	15,573
Lease expense	15,159	15,088
Depreciation, net of gains on disposal of $128,690 and $86,398 respectively	231,114	257,465
Net (gains) losses on disposal of real estate	4,179	(3,907)
Total costs and expenses	2,287,450	2,064,201

Earnings from operations	1,013,254	1,072,909
Other components of net periodic benefit costs	(608)	(560)
Interest expense	(106,992)	(78,723)
Fees on early extinguishment of debt	(959)	–
Pretax earnings	904,695	993,626
Income tax expense	(218,678)	(238,553)
Earnings available to common stockholders	$686,017	$755,073
Basic and diluted earnings per common share	$34.99	$38.51
Weighted average common shares outstanding: Basic and diluted	19,607,788	19,607,788

Related party revenues for the first six months of fiscal 2023 and 2022, net of eliminations, were $18.4 million and $17.2 million, respectively.

Related party costs and expenses for the first six months of fiscal 2023 and 2022, net of eliminations, were $52.5 million and $50.7 million, respectively.

Please see Note 9, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED SUBSIDIARIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended September 30, 2022	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$463,639	$(111,624)	$352,015
Other comprehensive income (loss):
Foreign currency translation	(739)	–	(739)
Unrealized net loss on investments	(137,836)	29,392	(108,444)
Change in fair value of cash flow hedges	8,336	(2,047)	6,289
Amounts reclassified into earnings on hedging activities	24	(5)	19
Total other comprehensive income (loss)	(130,215)	27,340	(102,875)

Total comprehensive income	$333,424	$(84,284)	$249,140

Quarter Ended September 30, 2021	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$538,876	$(128,978)	$409,898
Other comprehensive income (loss):
Foreign currency translation	992	–	992
Unrealized net gain on investments	52,525	(11,143)	41,382
Change in fair value of cash flow hedges	(74)	18	(56)
Amounts reclassified into earnings on hedging activities	1,003	(246)	757
Total other comprehensive income (loss)	54,446	(11,371)	43,075

Total comprehensive income	$593,322	$(140,349)	$452,973

Six Months Ended September 30, 2022	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$904,695	$(218,678)	$686,017
Other comprehensive income (loss):
Foreign currency translation	(542)	–	(542)
Unrealized net loss on investments	(310,882)	66,056	(244,826)
Change in fair value of cash flow hedges	8,506	(2,089)	6,417
Amounts reclassified into earnings on hedging activities	590	(144)	446
Total other comprehensive income (loss)	(302,328)	63,823	(238,505)

Total comprehensive income	$602,367	$(154,855)	$447,512

Six Months Ended September 30, 2021	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$993,626	$(238,553)	$755,073
Other comprehensive income (loss):
Foreign currency translation	(2,400)	–	(2,400)
Unrealized net loss on investments	(39,926)	8,281	(31,645)
Change in fair value of cash flow hedges	(142)	35	(107)
Amounts reclassified into earnings on hedging activities	1,990	(488)	1,502
Total other comprehensive income (loss)	(40,478)	7,828	(32,650)

Total comprehensive income	$953,148	$(230,725)	$722,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of June 30, 2022	$10,497	$453,819	$(89,246)	$6,376,431	$(525,653)	$(151,997)	$6,073,851
Foreign currency translation	–	–	(739)	–	–	–	(739)
Unrealized net loss on investments, net of tax	–	–	(108,444)	–	–	–	(108,444)
Change in fair value of cash flow hedges, net of tax	–	–	6,289	–	–	–	6,289
Amounts reclassified into earnings on hedging activities	–	–	19	–	–	–	19
Net earnings	–	–	–	352,015	–	–	352,015
Common stock dividends: ($0.50 per share)	–	–	–	(9,804)	–	–	(9,804)
Net activity	–	–	(102,875)	342,211	–	–	239,336
Balance as of September 30, 2022	$10,497	$453,819	$(192,121)	$6,718,642	$(525,653)	(151,997)	$6,313,187

Balance as of June 30, 2021	$10,497	$453,819	$31,132	$5,293,730	$(525,653)	$(151,997)	$5,111,528
Foreign currency translation	–	–	992	–	–	–	992
Unrealized net gain on investments, net of tax	–	–	41,382	–	–	–	41,382
Change in fair value of cash flow hedges, net of tax	–	–	(56)	–	–	–	(56)
Amounts reclassified into earnings on hedging activities	–	–	757	–	–	–	757
Net earnings	–	–	–	409,898	–	–	409,898
Common stock dividends: ($0.50 per share)	–	–	–	(9,804)	–	–	(9,804)
Net activity	–	–	43,075	400,094	–	–	443,169
Balance as of September 30, 2021	$10,497	$453,819	$74,207	$5,693,824	$(525,653)	$(151,997)	$5,554,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amerco and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2022	$10,497	$453,819	$46,384	$6,052,233	$(525,653)	$(151,997)	$5,885,283
Foreign currency translation	–	–	(542)	–	–	–	(542)
Unrealized net loss on investments, net of tax	–	–	(244,826)	–	–	–	(244,826)
Change in fair value of cash flow hedges, net of tax	–	–	6,417	–	–	–	6,417
Amounts reclassified into earnings on hedging activities	–	–	446	–	–	–	446
Net earnings	–	–	–	686,017	–	–	686,017
Common stock dividends: ($1.00 per share)	–	–	–	(19,608)	–	–	(19,608)
Net activity	–	–	(238,505)	666,409	–	–	427,904
Balance as of September 30, 2022	$10,497	$453,819	$(192,121)	$6,718,642	$(525,653)	(151,997)	$6,313,187

Balance as of March 31, 2021	$10,497	$453,819	$106,857	$4,958,359	$(525,653)	$(151,997)	$4,851,882
Foreign currency translation	–	–	(2,400)	–	–	–	(2,400)
Unrealized net loss on investments, net of tax	–	–	(31,645)	–	–	–	(31,645)
Change in fair value of cash flow hedges, net of tax	–	–	(107)	–	–	–	(107)
Amounts reclassified into earnings on hedging activities	–	–	1,502	–	–	–	1,502
Net earnings	–	–	–	755,073	–	–	755,073
Common stock dividends: ($1.00 per share)	–	–	–	(19,608)	–	–	(19,608)
Net activity	–	–	(32,650)	735,465	–	–	702,815
Balance as of September 30, 2021	$10,497	$453,819	$74,207	$5,693,824	$(525,653)	$(151,997)	$5,554,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERCO AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of cash flows

	Six Months Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$686,017	$755,073
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	359,804	343,863
Amortization of deferred policy acquisition costs	14,644	15,573
Amortization of premiums and accretion of discounts related to investments, net	10,249	9,151
Amortization of debt issuance costs	3,356	2,791
Interest credited to policyholders	24,690	31,894
Provision for allowance for losses on trade receivables	(5,494)	222
Provision for allowance for inventories and parts reserves	7,125	8,352
Net gains on disposal of personal property	(128,690)	(86,398)
Net (gains) losses on disposal of real estate	4,179	(3,907)
Net (gains) losses on sales of investments	7,207	(3,432)
Net (gains) losses on equity investments	7,963	(4,342)
Deferred income taxes, net	103,828	138,916
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	32,342	(3,771)
Inventories and parts	(14,416)	(45,718)
Prepaid expenses	3	266,780
Capitalization of deferred policy acquisition costs	(14,900)	(17,807)
Other assets	2,432	(1,327)
Related party assets	(1,640)	(2,724)
Accounts payable and accrued expenses	64,297	91,548
Policy benefits and losses, claims and loss expenses payable	13,654	18,968
Other policyholders' funds and liabilities	1,314	(1,477)
Deferred income	9,458	7,592
Related party liabilities	742	(700)
Net cash provided by operating activities	1,188,164	1,519,120

Cash flows from investing activities:
Escrow deposits	9,688	(2,341)
Purchases of:
Property, plant and equipment	(1,335,528)	(1,039,688)
Short term investments	(36,173)	(21,669)
Fixed maturities investments	(202,265)	(415,640)
Equity securities	(4,356)	(36)
Preferred stock	–	(8,000)
Real estate	(4,931)	(124)
Mortgage loans	(75,635)	(106,963)
Proceeds from sales and paydowns of:
Property, plant and equipment	329,611	306,946
Short term investments	33,373	16,673
Fixed maturities investments	106,527	230,043
Equity securities	717	1,894
Mortgage loans	74,165	26,612
Net cash used by investing activities	(1,104,807)	(1,012,293)

Cash flows from financing activities:
Borrowings from credit facilities	792,654	987,048
Principal repayments on credit facilities	(441,019)	(227,072)
Payment of debt issuance costs	(3,942)	(2,092)
Finance lease payments	(65,831)	(87,500)
Securitization deposits	49	–
Common stock dividends paid	(19,608)	(19,608)
Investment contract deposits	169,017	199,426
Investment contract withdrawals	(139,917)	(116,021)
Net cash provided by financing activities	291,403	734,181

Effects of exchange rate on cash	(13,782)	(4,787)

Increase in cash and cash equivalents	360,978	1,236,221
Cash and cash equivalents at the beginning of period	2,704,137	1,194,012
Cash and cash equivalents at the end of period	$3,065,115	$2,430,233

The accompanying notes are an integral part of these condensed consolidated financial statements

1.Basis of Presentation

AMERCO, a Nevada corporation (“AMERCO” or the “Company”), has a second fiscal quarter that ends on the 30 th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30 th of June for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2022 and 2021 correspond to fiscal 2023 and 2022 for AMERCO.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars.

The condensed consolidated balance sheet as of September 30, 2022 and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity for the second quarter and first six months of fiscal 2023 and 2022 and cash flows for the first six months of fiscal 2023 and 2022 are unaudited.

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

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

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 22.4 million and $ 27.1 million as of September 30, 2022 and March 31, 2022, respectively.

Available-for-Sale Investments

Available-for-sale investments as of September 30, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Allowance for Expected Credit Losses	Estimated Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$127,788	$735	$(2,289)	$(4,121)	$–	$122,113
U.S. government agency mortgage-backed securities	36,023	102	(3,440)	(1,897)	–	30,788
Obligations of states and political subdivisions	165,048	1,853	(1,759)	(5,521)	–	159,621
Corporate securities	2,054,320	5,535	(17,759)	(134,689)	(2,008)	1,905,399
Mortgage-backed securities	364,654	394	–	(30,658)	–	334,390
	$2,747,833	$8,619	$(25,247)	$(176,886)	$(2,008)	$2,552,311

Available-for-sale investments as of March 31, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Allowance for Expected Credit Losses	Estimated Market Value

	(In thousands)
U.S. treasury securities and government obligations	$128,078	$7,984	$–	$(969)	$–	$135,093
U.S. government agency mortgage-backed securities	44,678	280	(42)	(3,111)	–	41,805
Obligations of states and political subdivisions	178,040	15,450	–	(508)	–	192,982
Corporate securities	1,989,212	138,909	(402)	(6,604)	(60)	2,121,055
Mortgage-backed securities	324,029	7,671	(1)	(1,542)	–	330,157
	$2,664,037	$170,294	$(445)	$(12,734)	$(60)	$2,821,092

We sold available-for-sale securities with a fair value of $105.5 million during the first six months of fiscal 2023 and $352.3 million for the full year of fiscal 2022. The gross realized gains on these sales totaled $0.8 million during the first six months of fiscal 2023 and $9.5 million for the full year of fiscal 2022. The gross realized losses on these sales totaled $0.3 million during the first six months of fiscal 2023 and $1.4 million for the full year of fiscal 2022.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $ 1.9 million net impairment charge recorded in the first six months ended September 30, 2022.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	September 30, 2022		March 31, 2022
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$114,799	$114,987	$97,969	$99,432
Due after one year through five years	589,259	580,364	541,840	570,135
Due after five years through ten years	754,434	709,509	704,295	765,073
Due after ten years	924,687	813,061	995,904	1,056,295
	2,383,179	2,217,921	2,340,008	2,490,935

Mortgage-backed securities	364,654	334,390	324,029	330,157
	$2,747,833	$2,552,311	$2,664,037	$2,821,092

As of September 30, 2022 and March 31, 2022, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Equity investments of common stock and non-redeemable preferred stock were as follows:

	September 30, 2022		March 31, 2022
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Unaudited)
	(In thousands)

Common stocks	$29,680	$40,526	$27,674	$46,212
Non-redeemable preferred stocks	26,054	22,921	26,054	26,095
	$55,734	$63,447	$53,728	$72,307

Investments, other

The carrying value of the other investments was as follows:

	September 30,	March 31,
	2022	2022
	(Unaudited)
	(In thousands)

Mortgage loans, net	$424,633	$423,163
Short-term investments	33,540	30,916
Real estate	72,165	67,824
Policy loans	10,506	10,309
Other equity investments	7,354	11,543
	$548,198	$543,755

3. Borrowings

Long Term Debt

Long term debt was as follows:

							September 30,	March 31,
	2023 Rates			Maturities			2022	2022
							(Unaudited)
							(In thousands)
Real estate loan (amortizing term) (a)	3.06%	-	4.29%	2027	-	2037	$294,737	$50,259
Senior mortgages	2.70%	-	5.50%	2024	-	2042	2,416,027	2,206,268
Real estate loans (revolving credit)	3.76%	-	4.02%	2024	-	2025	150,000	535,000
Fleet loans (amortizing term)	1.61%	-	4.99%	2023	-	2029	113,518	124,651
Fleet loans (revolving credit)	3.53%	-	3.95%	2025	-	2027	615,000	560,000
Finance leases (rental equipment)	2.16%	-	5.04%	2022	-	2026	281,562	347,393
Finance liabilities (rental equipment)	1.60%	-	5.55%	2024	-	2030	1,186,855	949,936
Private placements	2.43%	-	2.88%	2029	-	2035	1,200,000	1,200,000
Other obligations	1.50%	-	8.00%	2022	-	2049	78,871	86,206
Notes, loans and finance leases payable							6,336,570	6,059,713
Less: Debt issuance costs							(37,739)	(37,216)
Total notes, loans and finance leases payable, net							$6,298,831	$6,022,497

(a) Certain loans have interest rate swaps fixing the rates between 2.72% and 2.86% based on current margins.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Real Estate Backed Loans

Real Estate Loans

Certain subsidiaries of Real Estate and U-Haul Company of Florida are borrowers under real estate loans. These loans require monthly or quarterly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans are secured by various properties owned by the borrowers. The interest rates per the provisions of $ 210.6 million of these loans, are the applicable Secured Overnight Funding Rate (“SOFR”) plus the applicable margins and a credit spread adjustment of 0.10%. As of September 30, 2022, the applicable SOFR was between 2.31 % and 2.51 % and applicable margin was between 0.65 % and 1.38%, the sum of which was between 3.06 % and 3.99%. The remaining $ 84.2 million of these loans was fixed with an interest rate of 4.29%. The default provisions of these real estate loans, include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.70 % and 5.50%. The weighted average interest rate of these loans as of September 30, 2022 was 4.09%.   Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

Real Estate Loans (Revolving Credit)

Various subsidiaries of Real Estate are borrowers under asset-backed real estate loans with an aggregate borrowing capacity of $ 150.0 million. As of September 30, 2022, the outstanding balance was $ 150.0 million. These loans are secured by certain properties owned by the borrowers. The loans require monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The interest rate, per the provision of the loan agreements, is the applicable LIBOR plus the applicable margin. As of September 30, 2022, the applicable LIBOR was between 2.26 % and 2.52 % and the margin was between 1.40 % and 1.50%, the sum of which was between 3.76 % and 4.02%. AMERCO is the guarantor of these loans. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. These loan agreements contain fallback language for the replacement of LIBOR.

AMERCO is a borrower under a real estate loan. As of September 30, 2022, the maximum credit commitment is $150.0 million. As of September 30, 2022, the full capacity was available to borrow. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30% fee charged for unused capacity. This loan was amended in October 2022 and the maximum credit limit was increased to $465 million, the maturity extended to October 2027 and LIBOR based rates were replaced with SOFR based rates.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are carried at fixed rates ranging between 1.61 % and 4.99%.   All of our rental truck amortizing loans are collateralized by the rental equipment purchased.   The majority of these loans are funded at 70%, but some may be funded at 100%.

AMERCO, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 615.0 million. The aggregate outstanding balance for these revolvers as of September 30, 2022 was $ 615.0 million. The interest rates, per the provision of the loan agreements, are SOFR plus the applicable margin. As of September 30, 2022,   SOFR was between 2.28 % and 2.60 % and the margin was between 1.15 % and 1.25%, the sum of which was between 3.53 % and 3.95%. Of the $ 615.0 million outstanding, $ 100.0 million was fixed with an interest rate of 2.36%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly.

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment. The agreements are generally seven (7) year terms with interest rates ranging from 2.16 % to 5.04%.   All of our finance leases are collateralized by our rental fleet. The net book value of the corresponding rental equipment was $ 529.0 million and $ 620.8 million as of September 30, 2022 and March 31, 2022, respectively. There were no new financing leases, as assessed under the new leasing guidance, entered into during the first six months of fiscal 2023.

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions, and we assess if these sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.   We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, these sale-leasebacks are accounted for as a financial liability and the leased assets are capitalized at cost.     Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.60 % to 5.55%. These finance liabilities are collateralized by the related assets of our rental fleet.   The net book value of the corresponding rental equipment was $ 1,369.8 million and $ 1,068.3 million as of September 30, 2022 and March 31, 2022, respectively.

Private Placements

In September 2021, AMERCO entered into a note purchase agreement to issue $ 600.0 million of fixed rate senior unsecured notes in a private placement offering.   These notes consist of four tranches each totaling $ 150.0 million and funded in September 2021.   The fixed interest rates range between 2.43 % and 2.78 % with maturities between 2029 and 2033.   Interest is payable semiannually.

In December 2021, AMERCO entered into a note purchase agreement to issue $600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes funded in January 2022. These notes consist of three tranches each totaling $100.0 million and two tranches each totaling $150.0 million.  The fixed interest rates range between 2.55% and 2.88% with maturities between 2030 and 2035.  Interest is payable semiannually.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Other Obligations

In February 2011, AMERCO and U.S. Bank Trust Company, NA, as successor in interest to U.S. Bank National Association (the “Trustee”), entered into the U-Haul Investors Club ® Indenture.   AMERCO and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes ® ”). The U-Notes ® are secured by various types of collateral, including, but not limited to, rental equipment and real estate.   U-Notes ® are issued in smaller series that vary as to principal amount, interest rate and maturity.   U-Notes ® are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

As of September 30, 2022, the aggregate outstanding principal balance of the U-Notes ® issued was $ 80.7 million, of which $ 1.8 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 1.50 % and 8.00 % and maturity dates range between 2022 and 2049 .

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of June 30, 2022, the deposits had an aggregate balance of $ 60.0 million, for which Oxford pays fixed interest rates between 0.49 % and 1.72 % with maturities between September 30, 2022 and September 29, 2025. As of June 30, 2022, available-for-sale investments held with the FHLB totaled $ 94.0 million, of which $ 62.8 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, as of September 30, 2022 for the next five years and thereafter are as follows:

	Year Ending September 30,
	2023	2024	2025	2026	2027	Thereafter	Total
	(Unaudited)
	(In thousands)
Notes, loans and finance leases payable, secured	$505,734	$712,067	$659,201	$747,211	$928,575	$2,783,782	$6,336,570

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)
Interest expense	$57,604	$39,804
Capitalized interest	(2,248)	(2,722)
Amortization of transaction costs	1,814	1,460
Interest expense resulting from cash flow hedges	23	1,003
Total interest expense	$57,193	$39,545

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	Six Months Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)
Interest expense	$108,009	$78,739
Capitalized interest	(4,866)	(4,752)
Amortization of transaction costs	3,260	2,746
Interest expense resulting from cash flow hedges	589	1,990
Total interest expense	$106,992	$78,723

Interest paid in cash, including payments related to derivative contracts, amounted to $ 63.1 million and $ 40.8 million for the second quarter of fiscal 2023 and 2022, respectively, and $ 105.4 million and $ 81.7 million for the first six months of fiscal 2023 and 2022, respectively.

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	3.32%	1.39%
Interest rate at the end of the quarter	3.80%	1.38%
Maximum amount outstanding during the quarter	$1,102,000	$1,093,000
Average amount outstanding during the quarter	$877,522	$1,090,283
Facility fees	$111	$61

	Revolving Credit Activity
	Six Months Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	2.66%	1.38%
Interest rate at the end of the period	3.80%	1.38%
Maximum amount outstanding during the period	$1,105,000	$1,093,000
Average amount outstanding during the period	$984,464	$1,081,716
Facility fees	$169	$131

4. Derivatives

We manage exposure to changes in market interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in SOFR swap rates with the designated benchmark interest rate being hedged on certain of our SOFR indexed variable rate debt. The interest rate swaps effectively fix our interest payments on certain SOFR indexed variable rate debt through July 2032. We monitor our positions and the credit ratings of our counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. These fair values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate and are classified as Level 2 in the fair value hierarchy.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the condensed consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	September 30, 2022	March 31, 2022
	(Unaudited)
	(In thousands)
Interest rate contracts designated as cash flow hedging instruments:
Assets	$8,508	$–
Liabilities	$–	$587
Notional amount	$210,587	$235,000

	The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

	September 30, 2022	September 30, 2021
	(Unaudited)
	(In thousands)
Gain recognized in AOCI on interest rate contracts	$(8,360)	$(929)
Gain loss reclassified from AOCI into income	$(24)	$(1,003)

Gains or losses recognized in income on interest rate derivatives are recorded as interest expense in the condensed consolidated statements of operations. During the first six months of fiscal 2023 and 2022, we recognized an increase in the fair value of our cash flow hedges of $ 6.4 million and $ 0.1 million, respectively, net of taxes. During the first six months of fiscal 2023 and 2022, we reclassified $ 0.4 million and $ 105 million, respectively, from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of September 30, 2022, we expect to reclassify $ 0.4 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. These derivative instruments are included in Investments, other, on the condensed consolidated balance sheets. Net losses of $7.8 million were recognized in Net investment and interest income for the first six months of fiscal 2023 and a net gain of $1.9 million for the first six months of fiscal 2022. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy.

	Derivatives Fair Values as of
	September 30, 2022	March 31, 2022
	(Unaudited)
	(In thousands)
Equity market contracts as hedging instruments:
Assets	$1,659	$7,474
Liabilities	$–	$–
Notional amount	$502,457	$416,739

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

5. Accumulated Other Comprehensive Income (Loss)

A summary of AOCI components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
	(Unaudited)
	(In thousands)
Balance as of March 31, 2022	$(55,757)	$105,027	$(444)	$(2,442)	$46,384
Foreign currency translation	(542)	–	–	–	(542)
Unrealized net loss on investments	–	(244,826)	–	–	(244,826)
Change in fair value of cash flow hedges	–	–	6,417	–	6,417
Amounts reclassified into earnings on hedging activities	–	–	446	–	446
Other comprehensive income (loss)	(542)	(244,826)	6,863	–	(238,505)
Balance as of September 30, 2022	$(56,299)	$(139,799)	$6,419	$(2,442)	$(192,121)

6. Stockholders’ Equity

The following table lists the dividends that have been declared and issued during the first six months of fiscal year 2023:

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

April 6, 2022	$0.50	April 18, 2022	April 29, 2022
August 18, 2022	0.50	September 6, 2022	September 20, 2022

As of September 30, 2022, no awards had been issued under the 2016 AMERCO Stock Option Plan.

7. Leases

The following tables show the components of our right-of-use (“ROU“) assets, net:

	As of September 30, 2022
	Finance	Operating	Total
	(Unaudited)
	(In thousands)

Buildings and improvements	$–	$141,302	$141,302
Furniture and equipment	14,731	–	14,731
Rental trailers and other rental equipment	153,020	–	153,020
Rental trucks	996,946	–	996,946
Right-of-use assets, gross	1,164,697	141,302	1,305,999
Less: Accumulated depreciation	(635,697)	(73,094)	(708,791)
Right-of-use assets, net	$529,000	$68,208	$597,208

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	As of March 31, 2022
	Finance	Operating	Total
		(In thousands)

Buildings and improvements	$–	$136,444	$136,444
Furniture and equipment	14,731	–	14,731
Rental trailers and other rental equipment	169,514	–	169,514
Rental trucks	1,114,248	–	1,114,248
Right-of-use assets, gross	1,298,493	136,444	1,434,937
Less: Accumulated depreciation	(677,669)	(62,062)	(739,731)
Right-of-use assets, net	$620,824	74,382	695,206

As of September 30, 2022 and March 31, 2022, we had finance lease liabilities for the ROU assets, net of $ 281.6 million and $ 347.4 million, respectively and operating lease liabilities of $ 67.9 million and $ 74.2 million, respectively.

	Finance leases
	September 30,	March 31,
	2022	2022
	(Unaudited)
Weighted average remaining lease term (years)	2	3
Weighted average discount rate	3.8%	3.7%

	Operating leases
	September 30,	March 31,
	2022	2022
	(Unaudited)
Weighted average remaining lease term (years)	17.2	16.5
Weighted average discount rate	4.6%	4.6%

For the six months ended September 30, 2022 and 2021, cash paid for leases included in our operating cash flow activities were $ 16.0 million and $ 15.2 million, respectively, and our financing cash flow activities were $ 65.8 million and $ 87.5 million, respectively. Non-cash activities of ROU assets in exchange for lease liabilities were $ 3.6 million and $ 3.8 million for the first six months of fiscal 2023 and 2022, respectively. The components of lease costs, including leases of less than 12 months, were as follows:

	Six Months Ended
	September 30, 2022	September 30, 2021
	(Unaudited)
	(In thousands)

Operating lease costs	$16,181	$16,101

Finance lease cost:
Amortization of right-of-use assets	$43,173	$62,243
Interest on lease liabilities	6,142	8,780
Total finance lease cost	$49,315	$71,023

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The short-term lease costs for the first six moths of fiscal 2023 and 2022 were not material.

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending September 30,	(In thousands)

2023	$128,721	$24,635
2024	86,959	18,692
2025	62,221	6,647
2026	20,767	3,599
2027	–	3,172
Thereafter	–	57,924
Total lease payments	298,668	114,669
Less: imputed interest	(17,106)	(46,811)
Present value of lease liabilities	$281,562	$67,858

8. Contingencies

Cybersecurity Incident

On September 9, 2022, we announced that the Company was made aware of a data security incident involving U-Haul‘s information technology network. U-Haul detected a compromise of two unique passwords used to access U-Haul customers‘ information. U-Haul took immediate steps to contain the incident and promptly enhanced its security measures to prevent any further unauthorized access. U-Haul retained cybersecurity experts and incident response counsel to investigate the incident and implement additional security safeguards. The investigation determined that between November 5, 2021, and April 8, 2022, the threat actor accessed customer contracts containing customers’ names, dates of birth, and driver’s license or state identification numbers. None of U-Haul’s financial, payment processing or email systems were involved. U-Haul has notified impacted customers and relevant governmental authorities.

Several class action lawsuits related to the incident have been filed against U-Haul. The lawsuits are in their early consolidation phase and will be vigorously defended by the Company; however the outcome of such lawsuits cannot be predicted or guaranteed with any certainty.

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

Other

We are named as a defendant in various other litigation and claims arising out of the normal course of business, including various class actions related to AMERCO’s cybersecurity incident described above. In management’s opinion, none of these other matters will have a material effect on our financial position and results of operations.

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

Related Party Revenue

	Quarter Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,827	$7,428
U-Haul management fee revenue from Mercury	1,450	1,319
	$9,277	$8,747

	Six Months Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$15,556	$14,608
U-Haul management fee revenue from Mercury	2,860	2,588
	$18,416	$17,196

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $16.9 million and $19.4 million from the above-mentioned entities during the first six months of fiscal 2023 and 2022, respectively. The decrease in management fees received in the first six months of fiscal 2023 compared with the first six months of fiscal 2022 was due to a timing difference of the incentive fee of $4.0 million being paid in March of fiscal 2022. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.  Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Related Party Costs and Expenses

	Quarter Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$604	$611
U-Haul commission expenses to Blackwater	26,385	26,536
	$26,989	$27,147

	Six Months Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,208	$1,237
U-Haul commission expenses to Blackwater	51,267	49,416
	$52,475	$50,653

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of September 30, 2022, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 15.6 million and $ 14.6 million, expenses of $ 1.2 million and $ 1.2 million and cash flows of $ 14.3 million and $ 13.3 million, respectively, during the first six months of fiscal 2023 and 2022. Revenues were $ 245.0 million and $ 234.6 million and commission expenses were $ 51.3 million $ 49.4 million, respectively, related to the Dealer Agreements during the first six months of fiscal 2023 and 2022.

Management determined that we do not have a variable interest pursuant to the variable interest entity model under Accounting Standards Codification (“ASC”) 810 – Consolidation in the holding entities of Blackwater.

Related Party Assets

	September 30,	March 31,
	2022	2022
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$44,109	$41,364
U-Haul receivable from Mercury	5,399	5,708
Other (a)	(1,171)	779
	$48,337	$47,851

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

Consolidating balance sheets by industry segment as of September 30, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$3,025,390	$11,196	$28,529	$–		$3,065,115
Reinsurance recoverables and trade receivables, net	117,336	51,720	34,146	–		203,202
Inventories and parts, net	166,136	–	–	–		166,136
Prepaid expenses	236,035	–	–	–		236,035
Investments, fixed maturities and marketable equities	–	267,482	2,348,276	–		2,615,758
Investments, other	20,653	119,926	407,619	–		548,198
Deferred policy acquisition costs, net	–	–	146,778	–		146,778
Other assets	44,194	698	3,008	–		47,900
Right of use assets - financing, net	529,000	–	–	–		529,000
Right of use assets - operating, net	67,107	1,039	62	–		68,208
Related party assets	66,682	5,862	13,234	(37,441)	(c)	48,337
	4,272,533	457,923	2,981,652	(37,441)		7,674,667

Investment in subsidiaries	502,299	–	–	(502,299)	(b)	–

Property, plant and equipment, at cost:
Land	1,427,781	–	–	–		1,427,781
Buildings and improvements	6,390,317	–	–	–		6,390,317
Furniture and equipment	876,515	–	–	–		876,515
Rental trailers and other rental equipment	727,953	–	–	–		727,953
Rental trucks	5,087,235	–	–	–		5,087,235
	14,509,801	–	–	–		14,509,801
Less: Accumulated depreciation	(4,041,125)	–	–	–		(4,041,125)
Total property, plant and equipment, net	10,468,676	–	–	–		10,468,676
Total assets	$15,243,508	$457,923	$2,981,652	$(539,740)		$18,143,343

(a) Balances as of June 30, 2022
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of September 30, 2022, continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$695,610	$5,245	$5,547	$–		$706,402
Notes, loans and finance leases payable, net	6,298,831	–	–	–		6,298,831
Operating lease liabilities	66,743	1,048	67	–		67,858
Policy benefits and losses, claims and loss expenses payable	436,854	156,998	396,381	–		990,233
Liabilities from investment contracts	–	–	2,390,028	–		2,390,028
Other policyholders' funds and liabilities	–	3,633	8,493	–		12,126
Deferred income	56,871	–	–	–		56,871
Deferred income taxes, net	1,354,154	5,189	(51,536)	–		1,307,807
Related party liabilities	26,124	3,001	13,182	(42,307)	(c)	–
Total liabilities	8,935,187	175,114	2,762,162	(42,307)		11,830,156

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	(196,987)	(7,804)	(136,861)	149,531	(b)	(192,121)
Retained earnings	6,718,432	196,192	327,580	(523,562)	(b)	6,718,642
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	6,308,321	282,809	219,490	(497,433)		6,313,187
Total liabilities and stockholders' equity	$15,243,508	$457,923	$2,981,652	$(539,740)		$18,143,343

(a) Balances as of June 30, 2022
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

Consolidating balance sheets by industry segment as of March 31, 2022, continued:

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

Consolidating statement of operations by industry segment for the quarter ended September 30, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,163,376	$–	$–	$(1,351)	(c)	$1,162,025
Self-storage revenues	185,586	–	–	–		185,586
Self-moving and self-storage products and service sales	96,864	–	–	–		96,864
Property management fees	9,277	–	–	–		9,277
Life insurance premiums	–	–	25,456	–		25,456
Property and casualty insurance premiums	–	25,960	–	(242)	(c)	25,718
Net investment and interest income (loss)	15,077	(2,597)	19,041	(1,012)	(b)	30,509
Other revenue	166,678	–	1,199	(448)	(b)	167,429
Total revenues	1,636,858	23,363	45,696	(3,053)		1,702,864

Costs and expenses:
Operating expenses	796,498	11,576	5,558	(2,038)	(b,c)	811,594
Commission expenses	125,341	–	–	–		125,341
Cost of sales	72,625	–	–	–		72,625
Benefits and losses	–	6,075	31,288	–		37,363
Amortization of deferred policy acquisition costs	–	–	6,972	–		6,972
Lease expense	8,261	26	26	(629)	(b)	7,684
Depreciation, net of gains on disposal	117,318	–	–	–		117,318
Net losses on disposal of real estate	1,872	–	–	–		1,872
Total costs and expenses	1,121,915	17,677	43,844	(2,667)		1,180,769

Earnings from operations before equity in earnings of subsidiaries	514,943	5,686	1,852	(386)		522,095

Equity in earnings of subsidiaries	6,055	–	–	(6,055)	(d)	–

Earnings from operations	520,998	5,686	1,852	(6,441)		522,095
Other components of net periodic benefit costs	(304)	–	–	–		(304)
Interest expense	(57,459)	–	(120)	386	(b)	(57,193)
Fees on early extinguishment of debt	(959)	–	–	–		(959)
Pretax earnings	462,276	5,686	1,732	(6,055)		463,639
Income tax expense	(110,261)	(1,167)	(196)	–		(111,624)
Earnings available to common stockholders	$352,015	$4,519	$1,536	$(6,055)		$352,015

(a) Balances for the quarter ended June 30, 2022
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for the quarter ended September 30, 2021 are as follows:

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

Consolidating statements of operations by industry segment for the six months ended September 30, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		AMERCO Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,255,086	$–	$–	$(2,286)	(c)	$2,252,800
Self-storage revenues	358,763	–	–	–		358,763
Self-moving and self-storage products and service sales	206,215	–	–	–		206,215
Property management fees	18,416	–	–	–		18,416
Life insurance premiums	–	–	51,237	–		51,237
Property and casualty insurance premiums	–	46,790	–	(1,100)	(c)	45,690
Net investment and interest income (loss)	20,017	(345)	46,429	(2,019)	(b)	64,082
Other revenue	301,959	–	2,133	(591)	(b)	303,501
Total revenues	3,160,456	46,445	99,799	(5,996)		3,300,704

Costs and expenses:
Operating expenses	1,516,292	21,770	10,667	(3,968)	(b,c)	1,544,761
Commission expenses	243,834	–	–	–		243,834
Cost of sales	152,296	–	–	–		152,296
Benefits and losses	–	10,454	71,009	–		81,463
Amortization of deferred policy acquisition costs	–	–	14,644	–		14,644
Lease expense	16,181	184	54	(1,260)	(b)	15,159
Depreciation, net of gains on disposal	231,114	–	–	–		231,114
Net losses on disposal of real estate	4,179	–	–	–		4,179
Total costs and expenses	2,163,896	32,408	96,374	(5,228)		2,287,450

Earnings from operations before equity in earnings of subsidiaries	996,560	14,037	3,425	(768)		1,013,254

Equity in earnings of subsidiaries	13,721	–	–	(13,721)	(d)	–

Earnings from operations	1,010,281	14,037	3,425	(14,489)		1,013,254
Other components of net periodic benefit costs	(608)	–	–	–		(608)
Interest expense	(107,520)	–	(240)	768	(b)	(106,992)
Fees on early extinguishment of debt	(959)	–	–	–		(959)
Pretax earnings	901,194	14,037	3,185	(13,721)		904,695
Income tax expense	(215,177)	(2,922)	(579)	–		(218,678)
Earnings available to common stockholders	$686,017	$11,115	$2,606	$(13,721)		$686,017

(a) Balances for the six months ended June 30, 2022
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

Consolidating cash flow statements by industry segment for the six months ended September 30, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$686,017	$11,115	$2,606	$(13,721)	$686,017
Earnings from consolidated entities	(13,721)	–	–	13,721	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	359,804	–	–	–	359,804
Amortization of deferred policy acquisition costs	–	–	14,644	–	14,644
Amortization of premiums and accretion of discounts related to investments, net	–	857	9,392	–	10,249
Amortization of debt issuance costs	3,356	–	–	–	3,356
Interest credited to policyholders	–	–	24,690	–	24,690
Provision for allowance for losses on trade receivables	(5,404)	(90)	–	–	(5,494)
Provision for allowance for inventories and parts reserve	7,125	–	–	–	7,125
Net gains on disposal of personal property	(128,690)	–	–	–	(128,690)
Net losses on disposal of real estate	4,179	–	–	–	4,179
Net (gains) losses on sales of investments	–	(58)	7,265	–	7,207
Net losses on equity investments	–	7,963	–	–	7,963
Deferred income taxes, net	107,281	(1,119)	(2,334)	–	103,828
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	30,678	(1,088)	2,752	–	32,342
Inventories and parts	(14,416)	–	–	–	(14,416)
Prepaid expenses	3	–	–	–	3
Capitalization of deferred policy acquisition costs	–	–	(14,900)	–	(14,900)
Other assets	2,877	(169)	(276)	–	2,432
Related party assets	(2,479)	839	–	–	(1,640)
Accounts payable and accrued expenses	65,366	1,396	(2,465)	–	64,297
Policy benefits and losses, claims and loss expenses payable	19,640	(3,381)	(2,605)	–	13,654
Other policyholders' funds and liabilities	–	112	1,202	–	1,314
Deferred income	7,809	–	1,649	–	9,458
Related party liabilities	460	(183)	465	–	742
Net cash provided by operating activities	1,129,885	16,194	42,085	–	1,188,164

Cash flows from investing activities:
Escrow deposits	9,688	–	–	–	9,688
Purchases of:
Property, plant and equipment	(1,335,528)	–	–	–	(1,335,528)
Short term investments	–	(35,975)	(198)	–	(36,173)
Fixed maturities investments	–	(18,573)	(183,692)	–	(202,265)
Equity securities	–	(2,705)	(1,651)	–	(4,356)
Preferred stock	–	–	–	–	–
Real estate	–	(4,920)	(11)	–	(4,931)
Mortgage loans	–	(12,715)	(62,920)	–	(75,635)
Proceeds from sales and paydowns of:
Property, plant and equipment	329,611	–	–	–	329,611
Short term investments	–	33,373	–	–	33,373
Fixed maturities investments	–	10,587	95,940	–	106,527
Equity securities	–	711	6	–	717
Mortgage loans	–	14,419	59,746	–	74,165
Net cash used by investing activities	(996,229)	(15,798)	(92,780)	–	(1,104,807)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2022

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	792,654	–	–	–	792,654
Principal repayments on credit facilities	(441,019)	–	–	–	(441,019)
Payments of debt issuance costs	(3,942)	–	–	–	(3,942)
Finance lease payments	(65,831)	–	–	–	(65,831)
Securitization deposits	49	–	–	–	49
Common stock dividends paid	(19,608)	–	–	–	(19,608)
Investment contract deposits	–	–	169,017	–	169,017
Investment contract withdrawals	–	–	(139,917)	–	(139,917)
Net cash provided by financing activities	262,303	–	29,100	–	291,403

Effects of exchange rate on cash	(13,782)	–	–	–	(13,782)

Increase (decrease) in cash and cash equivalents	382,177	396	(21,595)	–	360,978
Cash and cash equivalents at beginning of period	2,643,213	10,800	50,124	–	2,704,137
Cash and cash equivalents at end of period	$3,025,390	$11,196	$28,529	$–	$3,065,115
	(page 2 of 2)
(a) Balance for the period ended June 30, 2022

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$755,073	$19,315	$8,093	$(27,408)	$755,073
Earnings from consolidated entities	(27,408)	–	–	27,408	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	343,863	–	–	–	343,863
Amortization of deferred policy acquisition costs	–	–	15,573	–	15,573
Amortization of premiums and accretion of discounts related to investments, net	–	754	8,397	–	9,151
Amortization of debt issuance costs	2,791	–	–	–	2,791
Interest credited to policyholders	–	–	31,894	–	31,894
Provision for allowance for losses on trade receivables	253	(30)	(1)	–	222
Provision for allowance for inventories and parts reserve	8,352	–	–	–	8,352
Net gains on disposal of personal property	(86,398)	–	–	–	(86,398)
Net gains on disposal of real estate	(3,907)	–	–	–	(3,907)
Net gains on sales of investments	–	(207)	(3,225)	–	(3,432)
Net gains on equity investments	–	(4,342)	–	–	(4,342)
Deferred income taxes, net	140,780	865	(2,729)	–	138,916
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	6,159	(148)	(9,782)	–	(3,771)
Inventories and parts	(45,718)	–	–	–	(45,718)
Prepaid expenses	266,780	–	–	–	266,780
Capitalization of deferred policy acquisition costs	–	–	(17,807)	–	(17,807)
Other assets	(1,033)	(179)	(115)	–	(1,327)
Related party assets	(1,161)	(1,563)	–	–	(2,724)
Accounts payable and accrued expenses	89,479	1,547	522	–	91,548
Policy benefits and losses, claims and loss expenses payable	15,250	174	3,544	–	18,968
Other policyholders' funds and liabilities	–	(222)	(1,255)	–	(1,477)
Deferred income	8,626	–	(1,034)	–	7,592
Related party liabilities	543	(2,098)	855	–	(700)
Net cash provided by operating activities	1,472,324	13,866	32,930	–	1,519,120

Cash flows from investing activities:
Escrow deposits	(2,341)	–	–	–	(2,341)
Purchases of:
Property, plant and equipment	(1,039,688)	–	–	–	(1,039,688)
Short term investments	–	(21,669)	–	–	(21,669)
Fixed maturities investments	–	(7,749)	(407,891)	–	(415,640)
Equity securities	–	–	(36)	–	(36)
Preferred stock	–	–	(8,000)	–	(8,000)
Real estate	(12)	–	(112)	–	(124)
Mortgage loans	(12)	(10,700)	(96,251)	–	(106,963)
Proceeds from sales and paydowns of:
Property, plant and equipment	306,946	–	–	–	306,946
Short term investments	–	16,594	79	–	16,673
Fixed maturities investments	–	10,728	219,315	–	230,043
Equity securities	–	–	1,894	–	1,894
Mortgage loans	–	565	26,047	–	26,612
Net cash used by investing activities	(735,107)	(12,231)	(264,955)	–	(1,012,293)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2021

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the six months ended September 30, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	AMERCO Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	987,048	–	–	–	987,048
Principal repayments on credit facilities	(226,791)	–	(281)	–	(227,072)
Payment of debt issuance costs	(2,092)	–	–	–	(2,092)
Finance lease payments	(87,500)	–	–	–	(87,500)
Common stock dividends paid	(19,608)	–	–	–	(19,608)
Investment contract deposits	–	–	199,426	–	199,426
Investment contract withdrawals	–	–	(116,021)	–	(116,021)
Net cash provided (used) by financing activities	651,057	–	83,124	–	734,181

Effects of exchange rate on cash	(4,787)	–	–	–	(4,787)

Increase (decrease) in cash and cash equivalents	1,383,487	1,635	(148,901)	–	1,236,221
Cash and cash equivalents at beginning of period	1,010,275	5,658	178,079	–	1,194,012
Cash and cash equivalents at end of period	$2,393,762	$7,293	$29,178	$–	$2,430,233
	(page 2 of 2)
(a) Balance for the period ended June 30, 2021

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

11. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended September 30, 2022
Total revenues	$1,610,067	$92,797	$1,702,864
Depreciation and amortization, net of (gains) on disposal	124,735	1,427	126,162
Interest expense	56,477	716	57,193
Pretax earnings	446,369	17,270	463,639
Income tax expense	107,254	4,370	111,624
Identifiable assets	17,515,009	628,334	18,143,343

Quarter Ended September 30, 2021
Total revenues	$1,576,830	$87,424	$1,664,254
Depreciation and amortization, net of (gains) on disposal	141,956	1,065	143,021
Interest expense	38,588	957	39,545
Pretax earnings	521,658	17,218	538,876
Income tax expense	124,620	4,358	128,978
Identifiable assets	15,849,380	487,848	16,337,228

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months Ended September 30, 2022
Total revenues	$3,120,453	$180,251	$3,300,704
Depreciation and amortization, net of (gains) on disposal	245,721	4,216	249,937
Interest expense	105,425	1,567	106,992
Pretax earnings	873,907	30,788	904,695
Income tax expense	210,867	7,811	218,678
Identifiable assets	17,515,009	628,334	18,143,343

Six Months Ended September 30, 2021
Total revenues	$2,973,191	$163,919	$3,137,110
Depreciation and amortization, net of (gains) on disposal	269,606	(475)	269,131
Interest expense	76,716	2,007	78,723
Pretax earnings	959,607	34,019	993,626
Income tax expense	229,922	8,631	238,553
Identifiable assets	15,849,380	487,848	16,337,228

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$331	$351
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	287	227
Other components	17	53
Total other components of net periodic benefit costs	304	280
Net periodic postretirement benefit cost	$635	$631

	Six Months Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$663	$701
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	574	454
Other components	34	106
Total other components of net periodic benefit costs	608	560
Net periodic postretirement benefit cost	$1,271	$1,261

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
As of September 30, 2022	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$203,202	$–	$–	$203,202	$203,202
Mortgage loans, net	424,633	–	–	424,633	417,894
Other investments	123,565	–	–	123,565	123,565
Total	$751,400	$–	$–	$751,400	$744,661

Liabilities
Notes, loans and finance leases payable	6,336,570	–	6,336,570	–	5,930,507
Total	$6,336,570	$–	$6,336,570	$–	$5,930,507

	Fair Value Hierarchy
	Carrying				Total Estimated
As of March 31, 2022	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$229,343	$–	$–	$229,343	$229,343
Mortgage loans, net	423,163	–	–	423,163	450,347
Other investments	120,592	–	–	120,592	120,592
Total	$773,098	$–	$–	$773,098	$800,282

Liabilities
Notes, loans and finance leases payable	6,059,713	–	6,059,713	–	5,875,781
Total	$6,059,713	$–	$6,059,713	$–	$5,875,781

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of September 30, 2022 and March 31, 2022 that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of September 30, 2022	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$2,823,208	$2,821,751	$1,457	$–
Fixed maturities - available for sale	2,552,311	24,803	2,527,416	92
Preferred stock	22,921	22,921	–	–
Common stock	40,526	40,526	–	–
Derivatives	10,167	1,659	8,508	–
Total	$5,449,133	$2,911,660	$2,537,381	$92

Liabilities
Derivatives	–	–	–	–
Total	$–	$–	$–	$–

As of March 31, 2022	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$2,482,154	$2,482,154	$–	$–
Fixed maturities - available for sale	2,821,092	26,914	2,794,086	92
Preferred stock	26,095	26,095	–	–
Common stock	46,212	46,212	–	–
Derivatives	7,474	7,474	–	–
Total	$5,383,027	$2,588,849	$2,794,086	$92

Liabilities
Derivatives	587	–	587	–
Total	$587	$–	$587	$–

The fair value measurements for our assets using significant unobservable inputs (Level 3) were $0.1 million for both September 30, 2022 and March 31, 2022.

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of September 30, 2022 and March 31, 2022.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the second quarter of fiscal 2023 did not have a material effect on our financial statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Years Ending March 31,
	2023	2024	2025	2026	2027	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$6,605	$–	$–	$–	$–	$–
Property lease revenues	17,916	11,354	8,694	6,937	4,884	39,491
Total	$24,521	$11,354	$8,694	$6,937	$4,884	$39,491

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

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Net investment and interest income has multiple components. Interest income from bonds and mortgage notes are recognized when earned. Dividends on common and preferred stocks are recognized on the ex-dividend dates. Realized gains and losses on the sale or exchange of investments are recognized at the trade date.

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$127,091	$108,038
Revenues recognized at a point in time:	118,966	110,924
Total revenues recognized under ASC 606	246,057	218,962

Revenues recognized under ASC 842	1,373,925	1,355,934
Revenues recognized under ASC 944	52,373	52,578
Revenues recognized under ASC 320	30,509	36,780
Total revenues	$1,702,864	$1,664,254

	Six Months Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$230,285	$187,853
Revenues recognized at a point in time:	245,321	231,642
Total revenues recognized under ASC 606	475,606	419,495

Revenues recognized under ASC 842	2,661,956	2,546,944
Revenues recognized under ASC 944	99,060	98,892
Revenues recognized under ASC 320	64,082	71,779
Total revenues	$3,300,704	$3,137,110

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

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time).   To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted changes, management assigns a rating to each corporate customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 2.5% and 6% as of September 30, 2022 and March 31, 2022, respectively. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of September 30, 2022, was $ 3.1 million.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $ 28.5 million as of June 30, 2022 and are excluded from the estimate of credit losses.

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

Reinsurance recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1% of the total assets as of June 30, 2022 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Premium receivables

Premium receivables   were $ 4.3 million as of June 30, 2022, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2021	$4,421	$1,320	$501	$6,242
Provision for (reversal of) credit losses	4,228	(1,260)	–	2,968
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of March 31, 2022	$8,649	$60	$501	$9,210
Provision for (reversal of) credit losses	(5,506)	1,948	4	(3,554)
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of September 30, 2022	$3,143	$2,008	$505	$5,656

16. Subsequent Events

Background of the Independent Special Committee

The Board of Directors (the “Board”) created an Independent Special Committee (the “Committee”) to consider various matters and actions. The Committee retained outside advisors to help examine multiple options aimed at enhancing the marketability and liquidity of the Company’s stock. The Committee paid particular attention to actions intended to make stock ownership more inclusive and accessible for retail investors, including team members and customers of the Company. The Committee approved the following actions.

Creation of the Series N Non-Voting Common Stock

The Committee authorized the creation of a new series of Common Stock, designated as Series N Non-Voting Common Stock (the “Series N Common Stock”). The Series N Common Stock will have a par value of $ 0.001 per share. Application to the Nasdaq Global Select Market has been made to list the new Series N Common Stock under the ticker symbol “Nasdaq: UHALB”.   Shares of the Company’s outstanding common stock, $ 0.25 par value (the “Voting Common Stock”) will continue to trade under the symbol “Nasdaq: UHAL.”

9-for-1 Stock Dividend Involving Non-Voting Common Stock

The Committee approved issuance of shares of the Non-Voting Common Stock through a stock dividend, on a 9-for-1 basis , to all existing holders of the Company’s Voting Common Stock. The stock dividend is intended to have the same general effects as a 10-for-1 stock split.

The shares of Non-Voting Common Stock will be distributed after the close of trading on, or about, November 9, 2022 to stockholders of record of Voting Common Stock at the close of business on November 3, 2022. We anticipate trading of the 176,470,092 shares of Non-Voting Common Stock to begin on November 10, 2022.

amerco and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Name Change

The Committee approved changing the company name of AMERCO to U-Haul Holding Company to help alleviate any perceived disconnect by institutional or retail investors alike. We intend to make this name change by the end of the calendar year 2022.

Dividend Policy

In response to the Committee’s recommendation to consider a dividend policy, the Board adopted a dividend policy for the new Series N Common Stock.

Series N Non-Voting Common Stock: Unless the Board in its sole discretion determines otherwise, it shall be the policy of the Company to declare and pay a quarterly cash dividend on each share of the Company’s Series N Non-Voting Common Stock, in the amount of $ 0.04 per share, commencing with the third quarter of fiscal year 2023.

17.   Accounting Pronouncements

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of AMERCO, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2023, compared with the second quarter and first six months of fiscal 2022, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2023.

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

Overall Strategy

Our overall strategy is to maintain our leadership position in the United States and Canada “do-it-yourself” moving and storage industry. We accomplish this by providing a seamless and integrated supply chain to the “do-it-yourself” moving and storage market. As part of executing this strategy, we leverage the brand recognition of U-Haul® with our full line of moving and self-storage related products and services and the convenience of our broad geographic presence.

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

With respect to our truck, trailer, specialty rental items and self-storage rental business, we are focused on expanding our dealer network, which provides added convenience for our customers, and expands the selection and availability of rental equipment to satisfy the needs of our customers.

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

Cybersecurity Incident

On September 9, 2022, we announced that the Company was made aware of a data security incident involving U-Haul‘s information technology network. U-Haul detected a compromise of two unique passwords used to access U-Haul customers‘ information. U-Haul took immediate steps to contain the incident and promptly enhanced its security measures to prevent any further unauthorized access. U-Haul retained cybersecurity experts and incident response counsel to investigate the incident and implement additional security safeguards. The investigation determined that between November 5, 2021, and April 8, 2022, the threat actor accessed customer contracts containing customers’ names, dates of birth, and driver’s license or state identification numbers. None of U-Haul’s financial, payment processing or email systems were involved. U-Haul has notified impacted customers and relevant governmental authorities.

Several class action lawsuits related to the incident have been filed against U-Haul. The lawsuits are in their early consolidation phase and will be vigorously defended by the Company; however the outcome of such lawsuits cannot be predicted or guaranteed with any certainty.

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

There was a $1.9 million net impairment charge associated with this allowance recorded for the first six months ended September 30, 2022.

Results of Operations

AMERCO and Consolidated Entities

Quarter Ended September 30, 2022 compared with the Quarter Ended September 30, 2021

Listed below, on a consolidated basis, are revenues for our major product lines for the second quarter of fiscal 2023 and the second quarter of fiscal 2022:

	Quarter Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,162,025	$1,179,061
Self-storage revenues	185,586	153,485
Self-moving and self-storage products and service sales	96,864	92,191
Property management fees	9,277	8,747
Life insurance premiums	25,456	28,913
Property and casualty insurance premiums	25,718	22,499
Net investment and interest income	30,509	36,780
Other revenue	167,429	142,578
Consolidated revenue	$1,702,864	$1,664,254

Self-moving equipment rental revenues decreased $17.0 million during the second quarter of fiscal 2023, compared with the second quarter of fiscal 2022. Transactions and revenue for In-Town business increased but were offset by declines in one-way business.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks, and trailers in the rental fleet.

Self-storage revenues increased $32.1 million during the second quarter of fiscal 2023, compared with the second quarter of fiscal 2022.   The average monthly number of occupied units increased by 14%, or 64,500 units, during the second quarter of fiscal 2023 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot. Over the last twelve months, we added approximately 5.4 million net rentable square feet, or an 11% increase, with approximately 1.5 million of that coming on during the second quarter of fiscal 2023.

Sales of self-moving and self-storage products and services increased $4.7 million during the second quarter of fiscal 2023, compared with second quarter of fiscal 2022. This was due to increased sales of hitches and propane offset by decreases in moving supplies.

Life insurance premiums decreased $3.5 million during the second quarter of fiscal 2023, compared with the second quarter of fiscal 2022 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $3.2 million during the second quarter of fiscal 2023, compared with the second quarter of fiscal 2022. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions.

Net investment and interest income decreased $6.3 million during the second quarter of fiscal 2023, compared with the second quarter of fiscal 2022. Changes in the market value of unaffiliated equity stocks held at our Property and Casualty Insurance subsidiary accounted for $8.5 million of the decrease for the second quarter. Our Life Insurance subsidiaries investment income decreased $11.9 million primarily from losses on derivatives used as hedges to fixed indexed annuities. This was partially offset by a $14.3 million increase from Moving and Storage due to an increase in invested cash combined with higher interest rates on these short-term deposits.

Other revenue increased $24.9 million during the first six months of fiscal 2023, compared with the same six months of fiscal 2022, primarily coming from increased moving and storage transactions within our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2023 and the second quarter of fiscal 2022. The insurance companies’ second quarters ended June 30, 2022 and 2021.

	Quarter Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,636,858	$1,576,999
Earnings from operations before equity in earnings of subsidiaries	514,943	555,988
Property and casualty insurance
Revenues	23,363	29,539
Earnings from operations	5,686	15,189
Life insurance
Revenues	45,696	60,985
Earnings from operations	1,852	7,913
Eliminations
Revenues	(3,053)	(3,269)
Earnings from operations before equity in earnings of subsidiaries	(386)	(389)
Consolidated results
Revenues	1,702,864	1,664,254
Earnings from operations	522,095	578,701

Total costs and expenses increased $95.2 million during the second quarter of fiscal 2023, compared with the second quarter of fiscal 2022. Operating expenses for Moving and Storage increased $114.2 million.   Repair costs associated with the rental fleet experienced a $33.7 million increase during the quarter due to preventative maintenance resulting from higher fleet activity combined with the slower rotation of new equipment into the fleet and older equipment out of the fleet.   The addition of new equipment has been affected by delays with our original equipment manufacturers.   Other increases included personnel, liability costs, non-rental equipment maintenance and shipping associated with U-Box transactions. Net gains from the disposal of rental equipment increased $28.3 million from an increase in resale values.   Depreciation expense associated with our rental fleet was $129.2 million and $125.4 million for the second quarter of fiscal 2023 and 2022, respectively.   Depreciation expense on all other assets, largely from buildings and improvements, increased $6.0 million to $52.4 million. Net losses on the disposal or retirement of land and buildings increased $1.3 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $56.6 million to $522.1 million for the second quarter of fiscal 2023, compared with $578.7 million for the second quarter of fiscal 2022.

Interest expense for the second quarter of fiscal 2023 was $57.2 million, compared with $39.5 million for the second quarter of fiscal 2022, due to an increase in our outstanding debt of $972.3 million in the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022.

Income tax expense was $111.6 million for the second quarter of fiscal 2023, compared with $129.0 million for the second quarter of fiscal 2022.

As a result of the above-mentioned items, earnings available to common stockholders were $352.0 million for the second quarter of fiscal 2023, compared with $409.9 million for the second quarter of fiscal 2022.

Basic and diluted earnings per share for the second quarter of fiscal 2023 were $17.95, compared with $20.90 for the second quarter of fiscal 2022.

The weighted average common shares outstanding basic and diluted were 19,607,788 for both the second quarter of fiscal 2023 and fiscal 2022.

Moving and Storage

Quarter Ended September 30, 2022 compared with the Quarter Ended September 30, 2021

Listed below are revenues for our major product lines at Moving and Storage for the second quarter of fiscal 2023 and the second quarter of fiscal 2022:

	Quarter Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,163,376	$1,180,329
Self-storage revenues	185,586	153,485
Self-moving and self-storage products and service sales	96,864	92,191
Property management fees	9,277	8,747
Net investment and interest income	15,077	675
Other revenue	166,678	141,572
Moving and Storage revenue	$1,636,858	$1,576,999

Self-moving equipment rental revenues decreased $17.0 million during the second quarter of fiscal 2023, compared with the second quarter of fiscal 2022. Transactions and revenue for In-Town business increased but were offset by declines in one-way business.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks, and trailers in the rental fleet.

Self-storage revenues increased $32.1 million during the second quarter of fiscal 2023, compared with the second quarter of fiscal 2022.   The average monthly number of occupied units increased by 14%, or 64,500 units, during the second quarter of fiscal 2023 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot. Over the last twelve months, we added approximately 5.4 million net rentable square feet, or an 11% increase, with approximately 1.5 million of that coming on during the second quarter of fiscal 2023.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	638	568
Square footage as of September 30	53,303	47,903
Average monthly number of units occupied	540	476
Average monthly occupancy rate based on unit count	85.4%	84.3%
Average monthly square footage occupied	46,538	41,743

Over the last twelve months we added approximately 5.4 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development.

Sales of self-moving and self-storage products and services increased $4.7 million during the second quarter of fiscal 2023, compared with second quarter of fiscal 2022. This was due to increased sales of hitches and propane offset by decreases in moving supplies.

Net investment and interest income increased $14.4 million during the second quarter of fiscal 2023, compared with the second quarter of fiscal 2022, due to increases in invested cash combined with higher interest rates on these short-term deposits.

Other revenue increased $25.1 million during the second quarter of fiscal 2023, compared with the second quarter of fiscal 2022 primarily coming from increased moving and storage transactions within our U-Box ® program.

Total costs and expenses increased $100.9 million during the second quarter of fiscal 2023, compared with the second quarter of fiscal 2022. Operating expenses increased $114.2 million.   Repair costs associated with the rental fleet experienced a $33.7 million increase during the quarter due to preventative maintenance resulting from higher fleet activity combined with the slower rotation of new equipment into the fleet and older equipment out of the fleet.   The addition of new equipment has been affected by delays with our original equipment manufacturers.   Other increases included personnel, liability costs, non-rental equipment maintenance and shipping associated with U-Box transactions. Net gains from the disposal of rental equipment increased $28.3 million from an increase in resale values.   Depreciation expense associated with our rental fleet was $129.2 million and $125.4 million for the second quarter of fiscal 2023 and 2022, respectively.   Depreciation expense on all other assets, largely from buildings and improvements, increased $6.0 million to $52.4 million. Net losses on the disposal or retirement of land and buildings increased $1.3 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage, before consolidation of the equity in the earnings of the insurance subsidiaries, decreased $41.1 million to $514.9 million for the second quarter of fiscal 2023, compared with $556.0 million for the second quarter of fiscal 2022.

Equity in the earnings of AMERCO’s insurance subsidiaries was $6.1 million for the second quarter of fiscal 2023, compared with $18.3 million for the second quarter of fiscal 2022.

As a result of the above-mentioned changes in revenues and expenses, consolidated earnings from operations for Moving and Storage decreased to $521.0 million for the second quarter of fiscal 2023, compared with $574.3 million for the second quarter of fiscal 2022.

Property and Casualty Insurance

Quarter Ended June 30, 2022 compared with the Quarter Ended June 30, 2021

Net premiums were $26.0 million and $23.4 million for the second quarters ended June 30, 2022 and 2021, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income (loss) was ($2.6) million and $6.2 million for the second quarters ended June 30, 2022 and 2021, respectively. The main driver for the decrease was the $8.5 million decrease in the market value of unaffiliated equity stocks.

Net operating expenses were $11.6 million and $10.8 million for the second quarters ended June 30, 2022 and 2021, respectively, due to an increase in commissions offset by a decrease in loss adjusting fees.

Benefits and losses incurred were $6.1 million and $3.6 million for the second quarters ended June 30, 2022 and 2021, respectively. The increase was due to unfavorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $5.7 million and $15.2 million for the second quarters ended June 30, 2022 and 2021, respectively.

Life Insurance

Quarter Ended June 30, 2022 compared with the Quarter Ended June 30, 2021

Net premiums were $25.5 million and $28.9 million for the quarters ended June 30, 2022 and 2021, respectively.   Medicare Supplement premiums decreased $1.9 million from the policy decrements offset by premium rate increases. Life premiums decreased $1.5 million primarily from the decrease in sales of single premium life and final expense. Deferred annuity deposits were $83.2 million or $2.4 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $19.0 million and $30.9 million for the quarters ended June 30, 2022 and 2021, respectively. The decrease was primarily due to $8.2 million of realized losses on derivatives used as economic hedges to fixed indexed annuities, along with the change in the provision for expected credit losses that resulted in a decrease of $2.5 million. Additionally, net interest income and realized gains on invested assets decreased $1.2 million.

Net operating expenses were $5.6 million and $5.2 million for the quarters ended June 30, 2022 and 2021, respectively. The increase was primarily due to the increase in administrative expenses offset by the decreased commissions on single premium life due to decreased premiums.

Benefits and losses incurred were $31.3 million and $41.1 million for the quarters ended June 30, 2022 and 2021, respectively. Interest credited to policyholders decreased $6.9 million due to a reduction in the interest credited rates on equity indexed annuities driven by market fluctuations. Life benefits decreased $1.4 million due to lower death claims related to COVID-19 and lower sales due to premium adjustments that took place in late 2021. Medicare supplement benefits decreased by $1.3 million from the declined policies in force. Benefits on the annuities decreased $0.2 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $7.0 million and $6.8 million for the quarters ended June 30, 2022 and 2021, respectively.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $1.7 million and $7.8 million for the quarters ended June 30, 2022 and 2021, respectively.

AMERCO and Consolidated Entities

Six Months Ended September 30, 2022 compared with the Six Months Ended September 30, 2021

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2023 and the first six months of fiscal 2022:

	Six Months Ended September 30,
	2022	2021
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,252,800	$2,214,438
Self-storage revenues	358,763	290,878
Self-moving and self-storage products and service sales	206,215	197,076
Property management fees	18,416	17,196
Life insurance premiums	51,237	57,618
Property and casualty insurance premiums	45,690	39,368
Net investment and interest income	64,082	71,779
Other revenue	303,501	248,757
Consolidated revenue	$3,300,704	$3,137,110

Self-moving equipment rental revenues increased $38.4 million during the first six months of fiscal 2023, compared with the first six months of fiscal 2022.  Transactions for both our In-Town and one-way markets increased as did revenue per transaction.  Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks and trailers in the rental fleet.

Self-storage revenues increased $67.9 million during the first six months of fiscal 2023, compared with the first six months of fiscal 2022.   The average monthly number of occupied units increased by 16%, or 73,200 units, during the first six months of fiscal 2023 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot. Over the last twelve months we added approximately 5.4 million net rentable square feet, or an 11% increase, with approximately 2.2 million of that coming on during the first six months of fiscal 2023.

Sales of self-moving and self-storage products and services increased $9.1 million for the first six months of fiscal 2023, compared with the first six months of fiscal 2022. This was due to increased sales of hitches, moving supplies and propane.

Life insurance premiums decreased $6.4 million during the first six months of fiscal 2023, compared with the first six months of fiscal 2022 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $6.3 million during the first six months of fiscal 2023, compared with the first six months of fiscal 2022. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income decreased $7.7 million during the first six months of fiscal 2023, compared with the first six months of fiscal 2022. Changes in the market value of unaffiliated equity stocks held at our Property and Casualty Insurance subsidiary accounted for $12.3 million of the decrease for the six months. Our Life Insurance subsidiaries investment income decreased $13.9 million primarily from a net loss of $9.7 million on derivatives used as hedges to fixed index annuities. In addition, the change in the provision for expected credit losses resulted in a $3.0 million decrease to the investment income. This was partially offset by a $18.7 million increase from Moving and Storage due to an increase in invested cash combined with higher interest rates on these short-term deposits.

Other revenue increased $54.7 million during the first six months of fiscal 2023, compared with the first six months of fiscal 2022, primarily coming from increased moving and storage transactions within our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2023 and the first six months of fiscal 2022. The insurance companies’ first six months ended June 30, 2022 and 2021.

	Six Months Ended September 30
	2022	2021
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$3,160,456	$2,970,253
Earnings from operations before equity in earnings of subsidiaries	996,560	1,038,983
Property and casualty insurance
Revenues	46,445	52,995
Earnings from operations	14,037	24,421
Life insurance
Revenues	99,799	119,644
Earnings from operations	3,425	10,279
Eliminations
Revenues	(5,996)	(5,782)
Earnings from operations before equity in earnings of subsidiaries	(768)	(774)
Consolidated results
Revenues	3,300,704	3,137,110
Earnings from operations	1,013,254	1,072,909

Total costs and expenses increased $223.2 million during the first six months of fiscal 2023, compared with the first six months of fiscal 2022. Operating expenses for Moving and Storage increased $232.1 million.   Repair costs associated with the rental fleet experienced a $65.8 million increase during the first six months of fiscal 2023 due to preventative maintenance resulting from higher fleet activity combined with the slower rotation of new equipment into the fleet and older equipment out of the fleet.   The addition of new equipment has been affected by delays with our original equipment manufacturers.   Other increases included personnel, liability costs, non-rental equipment maintenance and shipping associated with U-Box transactions. Net gains from the disposal of rental equipment increased $42.3 million from an increase in resale values.   Depreciation expense associated with our rental fleet was $255.7 million and $251.9 million for the first six months of fiscal 2023 and 2022, respectively.   Depreciation expense on all other assets, largely from buildings and improvements, increased $12.1 million to $104.1 million. Net losses on the disposal or retirement of land and buildings increased $8.1 million as the first six months of fiscal 2022 included a condemnation gain of $4.9 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $59.6 million to $1,013.3 million for the first six months of fiscal 2023, as compared with $1,072.9 million for the first six months of fiscal 2022.

Interest expense for the first six months of fiscal 2023 was $107.0 million, compared with $78.7 million for the first six months of fiscal 2022, due to an increase in our outstanding debt of $972.3 million in the first six months of fiscal 2023 compared with the first six months of fiscal 2022.

Income tax expense was $218.7 million for the first six months of fiscal 2023, compared with $238.6 million for the first six months of fiscal 2022.

As a result of the above-mentioned items, earnings available to common shareholders were $686.0 million for the first six months of fiscal 2023, compared with $755.1 million for the first six months of fiscal 2022.

Basic and diluted earnings per common share for the first six months of fiscal 2023 were $34.99, compared with $38.51 for the first six months of fiscal 2022.

The weighted average common shares outstanding basic and diluted were 19,607,788 for both the first six months of fiscal 2023 and fiscal 2022.

Moving and Storage

Six Months Ended September 30, 2022 compared with the Six Months Ended September 30, 2021

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2023 and the first six months of fiscal 2022:

	Six Months Ended September 30
	2022	2021
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,255,086	$2,216,542
Self-storage revenues	358,763	290,878
Self-moving and self-storage products and service sales	206,215	197,076
Property management fees	18,416	17,196
Net investment and interest income	20,017	1,355
Other revenue	301,959	247,206
Moving and Storage revenue	$3,160,456	$2,970,253

Self-moving equipment rental revenues increased $38.5 million during the first six months of fiscal 2023, compared with the first six months of fiscal 2022.  Transactions for both our In-Town and one-way markets increased as did revenue per transaction.  Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks and trailers in the rental fleet.

Self-storage revenues increased $67.9 million during the first six months of fiscal 2023, compared with the first six months of fiscal 2022.   The average monthly number of occupied units increased by 16%, or 73,200 units, during the first six months of fiscal 2023 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot. Over the last twelve months we added approximately 5.4 million net rentable square feet, or an 11% increase, with approximately 2.2 million of that coming on during the first six months of fiscal 2023.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30
	2022	2021
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	638	568
Square footage as of September 30	53,303	47,903
Average monthly number of units occupied	529	456
Average monthly occupancy rate based on unit count	85.0%	82.1%
Average monthly square footage occupied	45,692	40,207

Over the last twelve months we added approximately 5.4 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development.

Sales of self-moving and self-storage products and services increased $9.1 million for the first six months of fiscal 2023, compared with the first six months of fiscal 2022. This was due to increased sales of hitches, moving supplies and propane.

Net investment and interest income increased $18.7 million during the second quarter of fiscal 2023, compared with the second quarter of fiscal 2022, due to increases in invested cash combined with higher interest rates on these short-term deposits.

Other revenue increased $54.8 million during the first six months of fiscal 2023, compared with the first six months of fiscal 2022, primarily coming from increased moving and storage transactions within our U-Box ® program.

Total costs and expenses increased $232.6 million during the first six months of fiscal 2023, compared with the first six months of fiscal 2022. Operating expenses increased $232.1 million. Repair costs associated with the rental fleet experienced a $65.8 million increase during the first six months of fiscal 2023 due to preventative maintenance resulting from higher fleet activity combined with the slower rotation of new equipment into the fleet and older equipment out of the fleet. The addition of new equipment has been affected by delays with our original equipment manufacturers. Other increases included personnel, liability costs, non-rental equipment maintenance and shipping associated with U-Box transactions. Net gains from the disposal of rental equipment increased $42.3 million from an increase in resale values. Depreciation expense associated with our rental fleet was $255.7 million and $251.9 million for the first six months of fiscal 2023 and 2022, respectively. Depreciation expense on all other assets, largely from buildings and improvements, increased $12.1 million to $104.1 million. Net losses on the disposal or retirement of land and buildings increased $8.1 million as the first six months of fiscal 2022 included a condemnation gain of $4.9 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $996.6 million for the first six months of fiscal 2023, compared with $1,039.0 million for the first six months of fiscal 2022.

Equity in the earnings of AMERCO’s insurance subsidiaries was $13.7 million for the first six months of fiscal 2023, compared with $27.4 million for the first six months of fiscal 2022.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $1,010.3 million for the first six months of fiscal 2023, compared with $1,066.4 million for the first six months of fiscal 2022.

Property and Casualty Insurance

Six Months Ended June 30, 2022 compared with the Six Months Ended June 30, 2021

Net premiums were $46.8 million and $40.8 million for the six months ended June 30, 2022 and 2021, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income (loss) was ($0.3) million and $12.2 million for the six months ended June 30, 2022 and 2021, respectively. The main driver of the change was the decrease in valuation of unaffiliated common stock of $12.3 million.

Net operating expenses were $21.8 million and $19.6 million for the six months ended June 30, 2022 and 2021, respectively. The change was due to an increase in commissions offset by a decrease in loss adjusting fees.

Benefits and losses incurred were $10.5 million and $8.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase was due to unfavorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $14.0 million and $24.4 million for the six months ended June 30, 2022 and 2021, respectively.

Life Insurance

Six Months Ended June 30, 2022 compared with the Six Months Ended June 30, 2021

Net premiums were $51.2 million and $57.6 million for the six months ended June 30, 2022 and 2021, respectively. Medicare Supplement premiums decreased $3.8 million from the policy decrements offset by premium rate increases. Life premiums decreased $2.6 million primarily from the decrease in sales of single premium life and final expense. Deferred annuity deposits were $169.0 million or $15.4 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $46.4 million and $60.3 million for the six months ended June 30, 2022 and 2021, respectively. The decrease was primarily due to $9.7 million of realized losses on derivatives used as economic hedges to fixed indexed annuities, along with the change in the provision for expected credit losses that resulted in a decrease of $2.7 million. Additionally, net interest income and realized gains on invested assets decreased $1.5 million.

Benefits and losses incurred were $71.0 million and $83.1 million for the six months ended June 30, 2022 and 2021, respectively. Interest credited to policyholders decreased $7.4 million due to a reduction in the interest credited rates on equity indexed annuities driven by stock market fluctuations. Life benefits decreased $2.8 million due to lower death claims related to COVID-19 and lower sales due to premium adjustments that took place in late 2021. Medicare supplement benefits decreased by $1.9 million from the declined policies in force.

Amortization of DAC, SIA and VOBA were $14.6 million and $15.6 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in DAC amortization was primarily associated with annuities.   In addition, there was a steady decrease in Medicare supplement DAC Amortization from a decline in the in-force.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $3.2 million and $10.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

As of September 30, 2022, cash and cash equivalents totaled $3,065.1 million, compared with $2,704.1 million as of March 31, 2022. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of September 30, 2022 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$3,025,390	$11,196	$28,529
Other financial assets	204,671	444,990	2,803,275
Debt obligations	6,298,831	–	–

(a) As of June 30, 2022

As of September 30, 2022, Moving and Storage had additional cash available under existing credit facilities of $150.0 million.   The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities decreased $331.0 million in the first six months of fiscal 2023 compared with the first six months of fiscal 2022. The decrease was primarily due to reduced net earnings and the payment of $42.0 million in federal income tax in fiscal 2023 compared with the receipt of $243 million of federal income tax refunds in fiscal 2022.

Net cash used in investing activities increased $92.5 million in the first six months of fiscal 2023, compared with the first six months of fiscal 2022. Purchases of property, plant and equipment increased $295.8 million. Reinvestment in the rental fleet was less than our projection due to delays in receiving new equipment from our original equipment manufacturers during the first six months of fiscal 2023; however, the level of reinvestment in the rental fleet has increased in comparison to the first six months of fiscal 2022.   Cash from the sales of property, plant and equipment increased $22.7 million largely due to fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $168.6 million due to a decrease in purchases in fixed maturity investments.

Net cash provided by financing activities decreased $442.8 million in the first six months of fiscal 2023, as compared with the first six months of fiscal 2022. This was due to a combination of increased debt payments of $213.9 million, decreased finance lease repayments of $21.7 million, a decrease in cash from borrowings of $194.4 million and a decrease in net annuity deposits from Life Insurance of $54.3 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2023, the Company will reinvest in its rental equipment fleet approximately $760 million, net of equipment sales and excluding any lease buyouts. Through the first six months of fiscal 2023, the Company invested, net of sales, approximately $393 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2023 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2023 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage.   For the first six months of fiscal 2023, the Company invested $584 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2023, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $1,005.9 million and $732.7 million for the first six months of fiscal 2023 and 2022, respectively. The components of our net capital expenditures are provided in the following table:

	Six Months Ended September 30
	2022	2021
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$718,231	$564,331
Purchases of real estate, construction and renovations	583,889	444,334
Other capital expenditures	33,408	31,023
Gross capital expenditures	1,335,528	1,039,688
Less: Sales of property, plant and equipment	(329,611)	(306,946)
Net capital expenditures	$1,005,917	$732,742

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

Property and Casualty Insurance’s stockholder’s equity was $282.8 million and $296.1 million as of June 30, 2022 and December 31, 2021, respectively. The decrease resulted from net earnings of $11.1 million and a decrease in other comprehensive income of $24.4 million due to the decrease in the market value of its investment portfolio. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net deposits as of June 30, 2022 were $29.1 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of AMERCO or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $219.5 million and $440.9 million as of June 30, 2022 and December 31, 2021, respectively. The decrease resulted from net earnings of $2.6 million and a decrease in other comprehensive income of $224.0 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of June 30, 2022, Oxford had outstanding deposits of $60.0 million in the FHLB.   For a more detailed discussion of this deposit, please see Note 3, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $1,129.9 million and $1,472.3 million for the first six months of fiscal 2023 and 2022, respectively. The decrease was primarily due to reduced net earnings and the payment of $42.0 million in federal income tax in fiscal 2023 compared with the receipt of $243 million of federal income tax refunds in fiscal 2022.

Property and Casualty Insurance

Net cash provided by operating activities were $16.2 million and $13.9 million for the first six months ended June 30, 2022 and 2021, respectively. The increase was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $44.7 million and $41.7 million at June 30, 2022 and December 31, 2021, respectively. These balances reflect funds in transition from maturity proceeds to long term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $42.1 million and $32.9 million for the first six months ended June 30, 2022 and 2021, respectively. The increase in operating cash flows was primarily due to timing of settlement of receivables for securities. This was offset by the decrease in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of June 30, 2022 and December 31, 2021, cash and cash equivalents and short-term investments amounted to $28.5 million and $50.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of September 30, 2022, we had available borrowing capacity under existing credit facilities of $150.0 million. Effective in October 2022, we have increased borrowing capacity under existing credit facilities to $465.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 3, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of September 30, 2022:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$61,587	$2,957	7/15/2022	7/15/2032	2.86%	1 Month SOFR
74,750	2,806	8/1/2022	8/1/2026	2.72%	1 Month SOFR
74,250	2,745	8/1/2022	8/31/2026	2.75%	1 Month SOFR

As of September 30, 2022, we had $975.6 million of variable rate debt obligations. If SOFR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $7.7 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. At June 30, 2022 and December 31, 2021, these derivative hedges had a net market value of $1.7 million and $7.5 million, with notional amounts of $502.5 million and $416.7 million, respectively. These derivative instruments are included in Investments, other, on the condensed consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.5% and 5.2% of our revenue was generated in Canada during the first six months of fiscal 2023 and 2022, respectively. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, the risk associated with COVID-19 or similar events on employees or customers, impact on the economic environment or demand of our products and the cost and availability of debt and capital, estimates of capital expenditures, plans for future operations, products or services, financing needs, plans and strategies, our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us, liquidity and the availability of financial resources to meet our needs, goals and strategies, plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets, the impact of our compliance with environmental laws and cleanup costs, our beliefs regarding our sustainable practices, our used vehicle disposition strategy, the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans, our plan to expand our U-Haul storage affiliate program, that additional leverage can be supported by our operations and business, the availability of alternative vehicle manufacturers, our estimates of the residual values of our equipment fleet, our plans with respect to off-balance sheet arrangements, our plans to continue to invest in the U-Box ® program, the impact of interest rate and foreign currency exchange rate changes on our operations, the sufficiency of our capital resources, the sufficiency of capital of our insurance subsidiaries, inflationary pressures that may challenge our ability to maintain or improve upon our operating margin, expectations regarding the potential impact to our information technology infrastructure and on our financial performance and business operations, including any related costs, fines or lawsuits, and our ability to continue ongoing operations and safeguard the integrity of our information technology infrastructure, data, and employee customer and vendor information, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

Item 1A. Risk Factors

We refer you to documents filed by us with the SEC, specifically “Item 1A. Risk Factors” of our most recent annual report on Form 10-K for the year ended March 31, 2022, which identify important risk factors that could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements” in our MD&A of this quarterly report on Form 10-Q. MD&A and the consolidated financial statements and related notes should be read in conjunction with such risks and other factors for a full understanding of our operations and financial conditions. The risks described in our Form 10-K and herein are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Below we set forth material updates to the risk factors contained in “Item 1A. Risk Factors” of our most recently filed Form 10-K:

The trading price for our outstanding Common Stock may continue to be volatile and the trading price for our newly distributed Series N Non-Voting Common Stock may also be volatile.

An Independent Special Committee of the Board of Directors authorized the creation of a new Series of Common Stock, designated as Series N Non-Voting Common Stock, par value of $0.001 per share (the “Non-Voting Common Stock”). This series of stock is in addition to our outstanding common stock, $0.25 par value (the “Voting Common Stock”). On November 9, 2022, each holder of our Voting Common Stock as of November 3, 2022 received nine shares of Non-Voting Common Stock for every outstanding share of Voting Common Stock through a stock dividend. The stock dividend is intended to have the same general effects as a 10-for-1 stock split.

We expect that the market price for the shares of our Voting Common Stock will generally reflect the effect of a stock split once the dividend is distributed.   Although we plan to list the Non-Voting Common Stock on the NASDAQ Global Select Market, we cannot predict whether, or to what extent, a liquid trading market will develop for the Non-Voting Common Stock. If a liquid trading market does not develop or if the Non-Voting Common Stock is not attractive to retail investors, including team members and customers of the Company, we may not achieve our objectives in creating this new class.

The trading price of our stock has at times experienced substantial price volatility and may continue to be volatile, including as a result of the distribution of shares of Non-Voting Common Stock. The market prices of our two series of stock and the allocation of value between the two may be volatile and their respective values may decline. The trading price of our Voting Common Stock and Non-Voting Common Stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, among others:

•                      Quarterly variations in our results of operations or those of our competitors.

•                      Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments.

•                      Recommendations by securities analysts or changes in earnings estimates.

•                      Announcements about our earnings that are not in line with analyst expectations.

•                      Announcements by our competitors of their earnings that are not in line with analyst expectations.

•                      Commentary by industry and market professionals about our products, strategies, and other matters affecting our business and results, regardless of its accuracy.

•                      The volume of shares of Voting Common Stock and Non-Voting Common Stock available for public sale.

•                      Sales of Voting Common Stock and Non-Voting Common Stock by us or by our stockholders (including sales by our directors, executive officers, and other employees).

•                      Short sales, hedging, and other derivative transactions on shares of our Voting Common Stock and Non-Voting Common Stock.

•                      The perceived values of Voting Common Stock and Non-Voting Common Stock relative to one another.

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
4.1

Series UIC-9K, 10K, 11K, 12K, 13K, 14K, 15K, 18K, 19K, 20K and 21K Amendment to the Amended and Restated Forty-Second Supplemental Indenture, dated July 19, 2022, by and between AMERCO and U.S. Bank Trust Company, National Association as successor in interest to U.S. Bank National Association, as trustee.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on July 19, 2022 file no. 1-11255.
4.2

Series UIC-1L Amendment to the Amended and Restated Forty-Third Supplemental Indenture, dated July 19, 2022, by and between AMERCO and U.S. Bank Trust Company, National Association as successor in interest to U.S. Bank National Association, as trustee.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on July 19, 2022 file no. 1-11255.
4.3

Series UIC-9L, 10L, and 11L Forty-Fifth Supplemental Indenture and Pledge and Security Agreement dated July 19, 2022, by and between AMERCO and U.S. Bank Trust Company, National Association as successor in interest to U.S. Bank National Association, as trustee.

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on July 19, 2022 file no. 1-11255.
4.4

Series UIC-9K, 10K, 11K, 12K, 13K, 14K and 15K Amendment to the Amendment to the Amended and Restated Forty-Second Supplement Indenture and Pledge and Security Agreement dated September 27, 2022 by and between AMERCO and U.S. Bank Trust Company, National Association as successor in interest to U. S Bank National Association, as trustee

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 27, 2022 file no. 1-11255.
4.5

Series 12L, 13L, 14L, 15L, 16L, 17L, 18L, 19L, 20L and 21L   Forty-Sixth Supplemental Indenture and Pledge and Security Agreement dated September 27, 2022, by and between AMERCO and U.S Bank Trust Company, National Association as successor in interest to U.S Bank National Association, as trustee

Incorporated by reference to AMERCO’s Current Report on Form 8-K, filed on September 27, 2022 file no. 1-11255.
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

AMERCO

Date: November 9, 2022	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: November 9, 2022	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2022	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)