Form 10-Q
period 2022-12-31
U-Haul Holding Co /NV/
filed 2023-02-08
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission File Number 001-11255

State or other jurisdiction of incorporation or organization	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

Nevada	U-Haul Holding Company	88-0106815
(A Nevada Corporation)
5555 Kietzke Lane Suite 100
Reno , Nevada 89511
Telephone (775) 688-6300

AMERCO
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.25 par value	UHAL	NYSE
Series N Non-Voting Common Stock, $0.001 par value	UHAL.B	NYSE

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

19,607,788 shares of Common Stock, $0.25 par value, were outstanding as of February 4, 2023.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of February 4, 2023.

Part i Financial information

Item 1. Financial Statements

U-Haul Holding Company AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED balance sheets

	December 31,	March 31,
	2022	2022
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,510,619	$2,704,137
Reinsurance recoverables and trade receivables, net	208,182	229,343
Inventories and parts, net	150,140	158,888
Prepaid expenses	228,260	236,915
Investments, fixed maturities and marketable equities	2,723,201	2,893,399
Investments, other	518,455	543,755
Deferred policy acquisition costs, net	159,924	103,828
Other assets	57,272	60,409
Right of use assets - financing, net	504,640	620,824
Right of use assets - operating, net	63,856	74,382
Related party assets	75,549	47,851
	7,200,098	7,673,731
Property, plant and equipment, at cost:
Land	1,504,507	1,283,142
Buildings and improvements	6,728,424	5,974,639
Furniture and equipment	898,468	846,132
Rental trailers and other rental equipment	784,394	615,679
Rental trucks	5,167,168	4,638,814
	15,082,961	13,358,406
Less: Accumulated depreciation	(4,166,731)	(3,732,556)
Total property, plant and equipment, net	10,916,230	9,625,850
Total assets	$18,116,328	$17,299,581
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$703,412	$677,785
Notes, loans and finance leases payable, net	6,200,397	6,022,497
Operating lease liabilities	63,402	74,197
Policy benefits and losses, claims and loss expenses payable	980,200	978,254
Liabilities from investment contracts	2,396,702	2,336,238
Other policyholders' funds and liabilities	12,579	10,812
Deferred income	45,222	49,157
Deferred income taxes, net	1,301,037	1,265,358
Total liabilities	11,702,951	11,414,298

Commitments and contingencies (notes 4, 8, 9 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of December 31 and March 31, 2022	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of December 31 and March 31, 2022	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $ 0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of December 31 and March 31, 2022	–	–
Common stock, with $ 0.25 par value, 250,000,000 shares authorized:
Common stock of $ 0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of December 31 and March 31, 2022	10,497	10,497
Series N Non-Voting Common Stock, with $ 0.001 par value, 250,000,000 shares authorized
Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized
176,470,092 issued and outstanding as of December 31, 2022	176	–
Additional paid-in capital	453,643	453,819
Accumulated other comprehensive income (loss)	(284,116)	46,384
Retained earnings	6,910,827	6,052,233
Cost of common stock in treasury, net ( 22,377,912 shares as of December 31 and March 31, 2022)	(525,653)	(525,653)
Cost of preferred stock in treasury, net ( 6,100,000 shares as of December 31 and March 31, 2022)	(151,997)	(151,997)
Total stockholders' equity	6,413,377	5,885,283
Total liabilities and stockholders' equity	$18,116,328	$17,299,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Quarter Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$898,819	$975,552
Self-storage revenues	190,483	159,424
Self-moving and self-storage products and service sales	74,851	75,402
Property management fees	10,080	9,651
Life insurance premiums	24,399	27,010
Property and casualty insurance premiums	26,852	25,618
Net investment and interest income	52,294	31,184
Other revenue	97,558	100,495
Total revenues	1,375,336	1,404,336

Costs and expenses:
Operating expenses	733,469	658,095
Commission expenses	95,980	105,155
Cost of sales	54,616	57,042
Benefits and losses	41,372	47,266
Amortization of deferred policy acquisition costs	6,979	7,947
Lease expense	7,792	7,394
Depreciation, net of gains on disposal of $70,506 and $71,582, respectively	113,866	103,736
Net losses on disposal of real estate	859	977
Total costs and expenses	1,054,933	987,612

Earnings from operations	320,403	416,724
Other components of net periodic benefit costs	(304)	(280)
Interest expense	(59,041)	(44,042)
Fees on early extinguishment of debt	(50)	(956)
Pretax earnings	261,008	371,446
Income tax expense	(61,764)	(89,980)
Earnings available to common stockholders	$199,244	$281,466
Basic and diluted earnings per share of Common Stock	$0.98	$1.89
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$1.02	$1.39
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the third quarter of fiscal 2023 and 2022, net of eliminations, were $10.1 million and $9.7 million, respectively.

Related party costs and expenses for the third quarter of fiscal 2023 and 2022, net of eliminations, were $20.6 million and $21.7 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED Statements of operations

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$3,151,619	$3,189,990
Self-storage revenues	549,246	450,302
Self-moving and self-storage products and service sales	281,066	272,478
Property management fees	28,496	26,847
Life insurance premiums	75,636	84,628
Property and casualty insurance premiums	72,542	64,986
Net investment and interest income	116,376	102,963
Other revenue	401,059	349,252
Total revenues	4,676,040	4,541,446

Costs and expenses:
Operating expenses	2,278,230	1,968,698
Commission expenses	339,814	346,200
Cost of sales	206,912	193,448
Benefits and losses	122,835	139,194
Amortization of deferred policy acquisition costs	21,623	23,520
Lease expense	22,951	22,482
Depreciation, net of gains on disposal of $199,196 and $157,980, respectively	344,980	361,201
Net (gains) losses on disposal of real estate	5,038	(2,930)
Total costs and expenses	3,342,383	3,051,813

Earnings from operations	1,333,657	1,489,633
Other components of net periodic benefit costs	(912)	(840)
Interest expense	(166,033)	(122,765)
Fees on early extinguishment of debt	(1,009)	(956)
Pretax earnings	1,165,703	1,365,072
Income tax expense	(280,442)	(328,533)
Earnings available to common stockholders	$885,261	$1,036,539
Basic and diluted earnings per share of Common Stock	$5.38	$6.64
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$4.42	$5.14
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the first nine months of fiscal 2023 and 2022, net of eliminations, were $28.5 million and $26.8 million, respectively.

Related party costs and expenses for the first nine months of fiscal 2023 and 2022, net of eliminations, were $73.1 million and $72.3 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

Condensed consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended December 31, 2022	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$261,008	$(61,764)	$199,244
Other comprehensive income (loss):
Foreign currency translation	(215)	–	(215)
Unrealized net loss on investments	(116,073)	24,523	(91,550)
Change in fair value of cash flow hedges	153	(38)	115
Amounts reclassified into earnings on hedging activities	(455)	110	(345)
Total other comprehensive income (loss)	(116,590)	24,595	(91,995)

Total comprehensive income	$144,418	$(37,169)	$107,249
Quarter Ended December 31, 2021	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$371,446	$(89,980)	$281,466
Other comprehensive income (loss):
Foreign currency translation	112	–	112
Unrealized net loss on investments	(15,187)	3,195	(11,992)
Change in fair value of cash flow hedges	235	(57)	178
Amounts reclassified into earnings on hedging activities	1,007	(248)	759
Total other comprehensive income (loss)	(13,833)	2,890	(10,943)

Total comprehensive income	$357,613	$(87,090)	$270,523

Nine Months Ended December 31, 2022	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$1,165,703	$(280,442)	$885,261
Other comprehensive income (loss):
Foreign currency translation	(757)	–	(757)
Unrealized net loss on investments	(426,955)	90,579	(336,376)
Change in fair value of cash flow hedges	8,659	(2,127)	6,532
Amounts reclassified into earnings on hedging activities	134	(33)	101
Total other comprehensive income (loss)	(418,919)	88,419	(330,500)

Total comprehensive income	$746,784	$(192,023)	$554,761
Nine Months Ended December 31, 2021	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$1,365,072	$(328,533)	$1,036,539
Other comprehensive income (loss):
Foreign currency translation	(2,288)	–	(2,288)
Unrealized net loss on investments	(55,113)	11,476	(43,637)
Change in fair value of cash flow hedges	93	(22)	71
Amounts reclassified into earnings on hedging activities	2,997	(736)	2,261
Total other comprehensive income (loss)	(54,311)	10,718	(43,593)

Total comprehensive income	$1,310,761	$(317,815)	$992,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of September 30, 2022	$10,497	$–	$453,819	$(192,121)	$6,718,642	$(525,653)	$(151,997)	$6,313,187
Common stock dividend	–	176	(176)	–	–	–	–	–
Foreign currency translation	–	–	–	(215)	–	–	–	(215)
Unrealized net loss on investments, net of tax	–	–	–	(91,550)	–	–	–	(91,550)
Change in fair value of cash flow hedges, net of tax	–	–	–	115	–	–	–	115
Amounts reclassified into earnings on hedging activities	–	–	–	(345)	–	–	–	(345)
Net earnings	–	–	–	–	199,244	–	–	199,244
Series N Non-Voting Common Stock dividends: ($0.04 per share)	–	–	–	–	(7,059)	–	–	(7,059)
Net activity	–	176	(176)	(91,995)	192,185	–	–	100,190
Balance as of December 31, 2022	$10,497	$176	$453,643	$(284,116)	$6,910,827	$(525,653)	$(151,997)	$6,413,377

Balance as of September 30, 2021	$10,497	$–	$453,819	$74,207	$5,693,824	$(525,653)	$(151,997)	$5,554,697
Foreign currency translation	–	–	–	112	–	–	–	112
Unrealized net loss on investments, net of tax	–	–	–	(11,992)	–	–	–	(11,992)
Change in fair value of cash flow hedges, net of tax	–	–	–	178	–	–	–	178
Amounts reclassified into earnings on hedging activities	–	–	–	759	–	–	–	759
Net earnings	–	–	–	–	281,466	–	–	281,466
Common Stock dividends: ($0.50 per share)	–	–	–	–	(9,804)	–	–	(9,804)
Net activity	–	–	–	(10,943)	271,662	–	–	260,719
Balance as of December 31, 2021	$10,497	$–	$453,819	$63,264	$5,965,486	$(525,653)	$(151,997)	$5,815,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

condensed consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2022	$10,497	$–	$453,819	$46,384	$6,052,233	$(525,653)	$(151,997)	$5,885,283
Common stock dividend	–	176	(176)	–	–	–	–	–
Foreign currency translation	–	–	–	(757)	–	–	–	(757)
Unrealized net loss on investments, net of tax	–	–	–	(336,376)	–	–	–	(336,376)
Change in fair value of cash flow hedges, net of tax	–	–	–	6,532	–	–	–	6,532
Amounts reclassified into earnings on hedging activities	–	–	–	101	–	–	–	101
Net earnings	–	–	–	–	885,261	–	–	885,261
Common Stock dividends: ($1.00 per share)	–	–	–	–	(19,608)	–	–	(19,608)
Series N Non-Voting Common Stock dividends: ($0.04 per share)	–	–	–	–	(7,059)	–	–	(7,059)
Net activity	–	176	(176)	(330,500)	858,594	–	–	528,094
Balance as of December 31, 2022	$10,497	$176	$453,643	$(284,116)	$6,910,827	$(525,653)	$(151,997)	$6,413,377

Balance as of March 31, 2021	$10,497	$–	$453,819	$106,857	$4,958,359	$(525,653)	$(151,997)	$4,851,882
Foreign currency translation	–	–	–	(2,288)	–	–	–	(2,288)
Unrealized net loss on investments, net of tax	–	–	–	(43,637)	–	–	–	(43,637)
Change in fair value of cash flow hedges, net of tax	–	–	–	71	–	–	–	71
Amounts reclassified into earnings on hedging activities	–	–	–	2,261	–	–	–	2,261
Net earnings	–	–	–	–	1,036,539	–	–	1,036,539
Common Stock dividends: ($1.50 per share)	–	–	–	–	(29,412)	–	–	(29,412)
Net activity	–	–	–	(43,593)	1,007,127	–	–	963,534
Balance as of December 31, 2021	$10,497	$–	$453,819	$63,264	$5,965,486	$(525,653)	$(151,997)	$5,815,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

U-Haul Holding Company AND CONSOLIDATED subsidiaries

Condensed consolidatED statements of cash flows

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$885,261	$1,036,539
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	544,176	519,181
Amortization of deferred policy acquisition costs	21,623	23,520
Amortization of premiums and accretion of discounts related to investments, net	15,232	14,486
Amortization of debt issuance costs	5,694	4,200
Interest credited to policyholders	39,048	47,181
Provision for allowance (recoveries) for losses on trade receivables, net	(4,617)	1,243
Provision for allowance for inventories and parts reserves	6,991	9,799
Net gains on disposal of personal property	(199,196)	(157,980)
Net (gains) losses on disposal of real estate	5,038	(2,930)
Net (gains) losses on sales of investments	8,695	(3,495)
Net (gains) losses on equity investments	10,906	(3,695)
Deferred income taxes, net	121,707	130,760
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	25,853	(7,371)
Inventories and parts	1,682	(70,796)
Prepaid expenses	7,867	257,591
Capitalization of deferred policy acquisition costs	(20,406)	(25,703)
Other assets	2,683	1,178
Related party assets	(26,775)	(18,683)
Accounts payable and accrued expenses	62,430	33,258
Policy benefits and losses, claims and loss expenses payable	3,490	6,411
Other policyholders' funds and liabilities	1,767	(2,810)
Deferred income	(2,168)	(526)
Related party liabilities	(1,301)	(2,207)
Net cash provided by operating activities	1,515,680	1,789,151

Cash flows from investing activities:
Escrow deposits	159	5,695
Purchases of:
Property, plant and equipment	(2,076,424)	(1,652,984)
Short term investments	(49,801)	(31,074)
Fixed maturities investments	(491,431)	(448,283)
Equity securities	(4,828)	(1,380)
Preferred stock	–	(8,000)
Real estate	(7,854)	(190)
Mortgage loans	(148,017)	(131,633)
Proceeds from sales and paydowns of:
Property, plant and equipment	533,595	483,783
Short term investments	67,062	20,669
Fixed maturities investments	148,290	284,347
Equity securities	1,187	2,026
Preferred stock	–	2,000
Mortgage loans	156,292	28,064
Net cash used by investing activities	(1,871,770)	(1,446,960)

Cash flows from financing activities:
Borrowings from credit facilities	975,966	1,202,412
Principal repayments on credit facilities	(695,321)	(333,419)
Payment of debt issuance costs	(4,962)	(8,006)
Finance lease payments	(95,290)	(129,150)
Securitization deposits	137	–
Common Stock dividend paid	(19,608)	(29,412)
Series N Non-Voting Common Stock dividends paid	(7,059)	–
Investment contract deposits	258,157	271,657
Investment contract withdrawals	(236,742)	(177,777)
Net cash provided by financing activities	175,278	796,305

Effects of exchange rate on cash	(12,706)	(5,046)

Increase (decrease) in cash and cash equivalents	(193,518)	1,133,450
Cash and cash equivalents at the beginning of period	2,704,137	1,194,012
Cash and cash equivalents at the end of period	$2,510,619	$2,327,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements

1.Basis of Presentation

U-Haul Holding Company, a Nevada corporation formerly known as AMERCO (“U-Haul Holding Company”), has a third fiscal quarter that ends on the 31st of December for each year that is referenced. Our insurance company subsidiaries have a third quarter that ends on the 30 th of September for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2022 and 2021 correspond to fiscal 2023 and 2022 for U-Haul Holding Company.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars.

The condensed consolidated balance sheet as of December 31, 2022, and the related condensed consolidated statements of operations, comprehensive income (loss), stockholders’ equity for the third quarter and first nine months of fiscal 2023 and 2022 and cash flows for the first nine months of fiscal 2023 and 2022 are unaudited.

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

Description of Legal Entities

U-Haul Holding Company is the holding company for:

U-Haul International, Inc. (“U-Haul”);

Amerco Real Estate Company (“Real Estate”);

Repwest Insurance Company (“Repwest”); and

Oxford Life Insurance Company (“Oxford”).

Unless the context otherwise requires, the terms “Company,” “we,” “us” or “our” refer to U-Haul Holding Company and all of its legal subsidiaries.

Description of Operating Segments

U-Haul Holding Company has three (3) reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

The Moving and Storage operating segment (“Moving and Storage”) includes U-Haul Holding Company, U-Haul and Real Estate and the wholly owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, and the rental of fixed and portable moving and storage units to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul ® throughout the United States and Canada.

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

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The Life Insurance operating segment (“Life Insurance”) includes Oxford and its wholly owned subsidiaries. Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

2. Earnings per Share

We calculate earnings per share using the two-class method in accordance with Accounting Standards Codification Topic 260, Earnings Per Share . The two-class method allocates the undistributed earnings available to common stockholders to the Company’s outstanding common stock, $ 0.25 par value (the “Voting Common Stock”) and the Series N Non-Voting Common Stock, $ 0.001 par value (the “Non-Voting Common Stock”) based on each share’s percentage of total weighted average shares outstanding. The Voting Common Stock and Non-Voting Common Stock are allocated 10 % and 90%, respectively, of our undistributed earnings available to common stockholders. This represents earnings available to common stockholders less the dividends declared for both the Voting Common Stock and Non-Voting Common Stock.

Our undistributed earnings per share is calculated by taking the undistributed earnings available to common stockholders and dividing this number by the weighted average shares outstanding for the respective stock. If there was a dividend declared for that period, the dividend per share is added to the undistributed earnings per share to calculate the basic and diluted earnings per share. The process is used for both Voting Common Stock and Non-Voting Common Stock.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The calculation of basic and diluted earnings per share for the quarter and nine months ended December 31, 2022 and 2021 for our Voting Common Stock and Non-Voting Common Stock were as follows:

	For the Quarter Ended
	December 31,
	2022	2021
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$199,244	$281,466
Voting Common Stock dividends declared	–	(9,804)
Non-Voting Common Stock dividends declared	(7,059)	–
Undistributed earnings available to common stockholders	$192,185	$271,662
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$19,219	$27,166

Undistributed earnings per share of Voting Common Stock	$0.98	$1.39
Dividends declared per share of Voting Common Stock	$–	$0.50
Basic and diluted earnings per share of Voting Common Stock	$0.98	$1.89

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$199,244	$281,466
Voting Common Stock dividends declared	–	(9,804)
Non-Voting Common Stock dividends declared	(7,059)	–
Undistributed earnings available to common stockholders	$192,185	$271,662
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$172,967	$244,496

Undistributed earnings per share of Non-Voting Common Stock	$0.98	$1.39
Dividends declared per share of Non-Voting Common Stock	$0.04	$–
Basic and diluted earnings per share of Non-Voting Common Stock	$1.02	$1.39

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	For the Nine Months Ended
	December 31,
	2022	2021
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$885,261	$1,036,539
Voting Common Stock dividends declared	(19,608)	(29,412)
Non-Voting Common Stock dividends declared	(7,059)	–
Undistributed earnings available to common stockholders	$858,594	$1,007,127
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$85,859	$100,713

Undistributed earnings per share of Voting Common Stock	$4.38	$5.14
Dividends declared per share of Voting Common Stock	$1.00	$1.50
Basic and diluted earnings per share of Voting Common Stock	$5.38	$6.64

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$885,261	$1,036,539
Voting Common Stock dividends declared	(19,608)	(29,412)
Non-Voting Common Stock dividends declared	(7,059)	–
Undistributed earnings available to common stockholders	$858,594	$1,007,127
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$772,735	$906,414

Undistributed earnings per share of Non-Voting Common Stock	$4.38	$5.14
Dividends declared per share of Non-Voting Common Stock	$0.04	$–
Basic and diluted earnings per share of Non-Voting Common Stock	$4.42	$5.14

Please see note 7, Stockholders’ Equity, of the Notes to Condensed Consolidated Financial Statements for more information on the Non-Voting Common Stock.

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $21.4 million and $27.1 million as of December 31, 2022 and March 31, 2022, respectively.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Available-for-Sale Investments

Available-for-sale investments as of December 31, 2022 were as follows:

	Cost Amortized	Unrealized Gains Gross		Unrealized Losses More than 12 Months Gross		Unrealized Losses Less than 12 Months Gross		Allowance for Expected Credit Losses	Market Value Estimated
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$353,331	$582		$(3,844)		$(7,761)		$–	$342,308
U.S. government agency mortgage-backed securities	34,920	58		(6,263)		(602)		–	28,113
Obligations of states and political subdivisions	164,547	503		(3,458)		(10,609)		–	150,983
Corporate securities	2,060,503	790		(39,556)		(210,257)		(2,243)	1,809,237
Mortgage-backed securities	375,819	30		–		(42,962)		–	332,887
	$2,989,120	$1,963	$	(53,121)	$	(272,191)	$	(2,243)	$2,663,528

Available-for-sale investments as of March 31, 2022 were as follows:

	Cost Amortized	Unrealized Gains Gross		Unrealized Losses More than 12 Months Gross		Unrealized Losses Less than 12 Months Gross		Allowance for Expected Credit Losses	Market Value Estimated

	(In thousands)
U.S. treasury securities and government obligations	$128,078	$7,984		$–		$(969)		$–	$135,093
U.S. government agency mortgage-backed securities	44,678	280		(42)		(3,111)		–	41,805
Obligations of states and political subdivisions	178,040	15,450		–		(508)		–	192,982
Corporate securities	1,989,212	138,909		(402)		(6,604)		(60)	2,121,055
Mortgage-backed securities	324,029	7,671		(1)		(1,542)		–	330,157
	$2,664,037	$170,294	$	(445)	$	(12,734)	$	(60)	$2,821,092

We sold available-for-sale securities with a fair value of $ 147.6 million during the first nine months of fiscal 2023 and $ 352.3 million for the full year of fiscal 2022. The gross realized gains on these sales totaled $ 1.1 million during the first nine months of fiscal 2023 and $ 9.5 million for the full year of fiscal 2022. The gross realized losses on these sales totaled $ 0.5 million during the first nine months of fiscal 2023 and $ 1.4 million for the full year of fiscal 2022.

For available-for-sale debt securities in an unrealized loss position, we first assess whether the security is below investment grade. For securities that are below investment grade, we evaluate whether the decline in fair value has resulted from credit losses or other factors such as the interest rate environment. Declines in value due to credit quality are recognized as an allowance. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse market conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, cumulative default rates based on ratings are used to determine the potential cost of default, by year. The present value of these potential costs is then compared to the amortized cost of the security to determine the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

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

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $ 2.2 million net impairment charge recorded in the first nine months ended December 31, 2022.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	December 31, 2022		March 31, 2022
	Cost Amortized	Market Value Estimated	Cost Amortized	Market Value Estimated
	(Unaudited)
	(In thousands)
Due in one year or less	$333,984	$333,803	$97,969	$99,432
Due after one year through five years	602,861	575,794	541,840	570,135
Due after five years through ten years	756,691	674,055	704,295	765,073
Due after ten years	919,765	746,989	995,904	1,056,295
	2,613,301	2,330,641	2,340,008	2,490,935

Mortgage-backed securities	375,819	332,887	324,029	330,157
	$2,989,120	$2,663,528	$2,664,037	$2,821,092

As of December 31, 2022 and March 31, 2022, our common stock and non-redeemable preferred stock that are included in Investments, fixed maturities and marketable equities on our balance sheet are stated in the table below. The changes in the fair value of these equity investments are recognized through Net investment and interest income.

Equity investments of common stock and non-redeemable preferred stock were as follows:

	December 31, 2022		March 31, 2022
	Cost Amortized	Market Value Estimated	Cost Amortized	Market Value Estimated
	(Unaudited)
	(In thousands)

Common stocks	$29,686	$37,619	$27,674	$46,212
Non-redeemable preferred stocks	26,054	22,054	26,054	26,095
	$55,740	$59,673	$53,728	$72,307

Investments, other

The carrying value of the other investments was as follows:

	December 31,	March 31,
	2022	2022
	(Unaudited)
	(In thousands)

Mortgage loans, net	$414,886	$423,163
Short-term investments	13,306	30,916
Real estate	71,707	67,824
Policy loans	10,680	10,309
Other equity investments	7,876	11,543
	$518,455	$543,755

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

4. Borrowings

Long-Term Debt

Long-term debt was as follows:

							December 31,	March 31,
	2023 Rates			Maturities			2022	2022
							(Unaudited)
							(In thousands)
Real estate loan (amortizing term) (a)	4.29%	-	5.60%	2027	-	2037	$292,617	$50,259
Senior mortgages	2.70%	-	5.50%	2024	-	2042	2,389,419	2,206,268
Real estate loans (revolving credit)	–%	-	–%			2027	–	535,000
Fleet loans (amortizing term)	1.61%	-	5.68%	2023	-	2029	123,986	124,651
Fleet loans (revolving credit)	2.36%	-	5.44%	2025	-	2027	615,000	560,000
Finance leases (rental equipment)	2.16%	-	5.04%	2023	-	2026	252,102	347,393
Finance liabilities (rental equipment)	1.60%	-	5.98%	2024	-	2030	1,286,299	949,936
Private placements	2.43%	-	2.88%	2029	-	2035	1,200,000	1,200,000
Other obligations	1.50%	-	8.00%	2023	-	2049	77,399	86,206
Notes, loans and finance leases payable							6,236,822	6,059,713
Less: Debt issuance costs							(36,425)	(37,216)
Total notes, loans and finance leases payable, net							$6,200,397	$6,022,497

(a) Certain loans have interest rate swaps fixing the rates between 2.72% and 2.86% based on current margins.

Real Estate Backed Loans

Real Estate Loans

Certain subsidiaries of Real Estate and U-Haul Company of Florida are borrowers under real estate loans. These loans require monthly or quarterly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans are secured by various properties owned by the borrowers. The interest rates, per the provisions of $ 208.5 million of these loans, are the applicable Secured Overnight Funding Rate (“SOFR”) plus the applicable margins and a credit spread adjustment of 0.10%. As of December 31, 2022, the applicable SOFR was between 3.79 % and 4.12 % and applicable margin was between 0.65 % and 1.38%, the sum of which, including the credit spread, was between 4.54 % and 5.60%. The remaining $ 84.2 million of these loans was fixed with an interest rate of 4.29%. The default provisions of these real estate loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.70% and 5.50%. The weighted average interest rate of these loans as of December 31, 2022 was 4.09%.  Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. There are limited restrictions regarding our use of the funds.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Real Estate Loan (Revolving Credit)

U-Haul Holding Company is a borrower under a real estate loan. As of December 31, 2022, the maximum credit commitment is $ 465.0 million. As of December 31, 2022, the full capacity was available to borrow. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. There is a 0.30 % fee charged for unused capacity. This loan was amended in October 2022 and the maximum credit limit was increased from $ 150 million to $ 465 million, the maturity extended to October 2027 and LIBOR based rates were replaced with SOFR based rates.

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are carried at fixed rates ranging between 1.61 % and 5.68%.   All of our rental truck amortizing loans are collateralized by the rental equipment purchased.   The majority of these loans are funded at 70%, but some may be funded at 100%.

U-Haul Holding Company, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 615.0 million. The aggregate outstanding balance for these revolvers as of December 31, 2022 was $ 615.0 million. The interest rates, per the provision of the loan agreements, are SOFR plus the applicable margin and a credit spread adjustment of 0.10%. As of December 31, 2022,   SOFR was between 3.70 % and 4.12 % and the margin was between 1.15 % and 1.25%, the sum of which, including the credit spread, was between 4.95 % and 5.44%. Of the $ 615.0 million outstanding, $ 100.0 million was fixed with an interest rate of 2.36%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly.

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment. The agreements are generally seven (7) year terms with interest rates ranging from 2.16 % to 5.04%.   All of our finance leases are collateralized by our rental fleet. The net book value of the corresponding rental equipment was $ 504.6 million and $ 620.8 million as of December 31, 2022 and March 31, 2022, respectively. There were no new financing leases, as assessed under the new leasing guidance, entered into during the first nine months of fiscal 2023.

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions, and we assess if these sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.  We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, these sale-leasebacks are accounted for as a financial liability and the leased assets are capitalized at cost.   Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.60% to 5.98%. These finance liabilities are collateralized by the related assets of our rental fleet. The net book value of the corresponding rental equipment was $1,399.5 million and $1,068.3 million as of December 31, 2022 and March 31, 2022, respectively.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Private Placements

In September 2021, U-Haul Holding Company entered into a note purchase agreement to issue $ 600.0 million of fixed rate senior unsecured notes in a private placement offering.   These notes consist of four tranches each totaling $ 150.0 million and funded in September 2021.   The fixed interest rates range between 2.43 % and 2.78 % with maturities between 2029 and 2033 .   Interest is payable semiannually.

In December 2021, U-Haul Holding Company entered into a note purchase agreement to issue $ 600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes consist of three tranches each totaling $ 100.0 million and two tranches each totaling $ 150.0 million.   The fixed interest rates range between 2.55 % and 2.88 % with maturities between 2030 and 2035 .   Interest is payable semiannually.

Other Obligations

In February 2011, U-Haul Holding Company and U.S. Bank Trust Company, NA, as successor in interest to U.S. Bank National Association (the “Trustee”), entered into the U-Haul Investors Club ® Indenture.   U-Haul Holding Company and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes ® ”). The U-Notes ® are secured by various types of collateral, including, but not limited to, certain rental equipment and real estate.   U-Notes ® are issued in smaller series that vary as to principal amount, interest rate and maturity.   U-Notes ® are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

As of December 31, 2022, the aggregate outstanding principal balance of the U-Notes ® issued was $ 79.2 million, of which $ 1.8 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 1.50 % and 8.00 % and maturity dates range between 2023 and 2049 .

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of September 30, 2022, the deposits had an aggregate balance of $ 60.0 million, for which Oxford pays fixed interest rates between 0.69 % and 4.21 % with maturities between March 30, 2023 and September 30, 2027. As of September 30, 2022, available-for-sale investments held with the FHLB totaled $ 88.9 million, of which $ 62.8 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, before debt issuance costs, as of December 31, 2022 for the next five years and thereafter are as follows:

	Year Ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
	(Unaudited)
	(In thousands)
Notes, loans and finance leases payable, secured	$517,406	$693,638	$596,395	$861,298	$771,004	$2,797,081	$6,236,822

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
Interest expense	$60,978	$43,850
Capitalized interest	(3,818)	(2,222)
Amortization of transaction costs	2,336	1,407
Interest expense resulting from cash flow hedges	(455)	1,007
Total interest expense	$59,041	$44,042

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
Interest expense	$168,987	$122,589
Capitalized interest	(8,684)	(6,974)
Amortization of transaction costs	5,596	4,153
Interest expense resulting from cash flow hedges	134	2,997
Total interest expense	$166,033	$122,765

Interest paid in cash, including payments related to derivative contracts, amounted to $ 51.3 million and $ 41.1 million for the third quarter of fiscal 2023 and 2022, respectively, and $ 156.8 million and $ 122.8 million for the first nine months of fiscal 2023 and 2022, respectively.

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	4.68%	1.38%
Interest rate at the end of the period	5.28%	1.39%
Maximum amount outstanding during the period	$765,000	$1,085,000
Average amount outstanding during the period	$710,109	$1,081,283
Facility fees	$270	$66

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	Revolving Credit Activity
	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	3.34%	1.38%
Interest rate at the end of the period	5.28%	1.39%
Maximum amount outstanding during the period	$1,105,000	$1,093,000
Average amount outstanding during the period	$892,680	$1,081,571
Facility fees	$439	$198

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the condensed consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	December 31, 2022	March 31, 2022
	(Unaudited)
	(In thousands)
Interest rate contracts designated as cash flow hedging instruments:
Assets	$8,206	$–
Liabilities	$–	$587
Notional amount	$208,467	$235,000

	The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

	December 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
(Gain) loss recognized in AOCI on interest rate contracts	$302	$(1,242)
(Gain) loss reclassified from AOCI into income	$455	$(1,007)

Gains or losses recognized in income on interest rate derivatives are recorded as interest expense in the condensed consolidated statements of operations. During the first nine months of fiscal 2023 and 2022, we recognized an increase in the fair value of our cash flow hedges of $6.5 million and $0.1 million, respectively, net of taxes. During the first nine months of fiscal 2023 and 2022, we reclassified $0.1 million and $2.3 million, respectively, from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of December 31, 2022, we expect to reclassify $2.3 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. These derivative instruments are included in Investments, other, on the condensed consolidated balance sheets. Net (gains) losses recognized in net investment and interest income for the third quarters of fiscal 2023 and 2022 were $ 1.4 million and $ 0.1 million, respectively and $ 9.2 million and ($ 1.8 ) million for the first nine months of fiscal 2023 and fiscal 2022, respectively. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy.

	Derivatives Fair Values as of
	December 31, 2022	March 31, 2022
	(Unaudited)
	(In thousands)
Equity market contracts as hedging instruments
Assets	$2,181	$7,474
Liabilities	$–	$–
Notional amount	$456,419	$416,739

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

6. Accumulated Other Comprehensive Income (Loss)

A summary of AOCI components, net of tax, were as follows:

		Foreign Currency Translation		Unrealized Net Gains (Losses) on Investments	Fair Market Value of Cash Flow Hedges		Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)
		(Unaudited)
		(In thousands)
Balance as of March 31, 2022		$(55,757)		$105,027	$(444)		$(2,442)	$46,384
Foreign currency translation		(757)		–	–		–	(757)
Unrealized net loss on investments		–		(336,376)	–		–	(336,376)
Change in fair value of cash flow hedges		–		–	6,532		–	6,532
Amounts reclassified into earnings on hedging activities		–		–	101		–	101
Other comprehensive income (loss)		(757)		(336,376)	6,633		–	(330,500)
Balance as of December 31, 2022	$	(56,514)	$	(231,349)	$6,189	$	(2,442)	$(284,116)

7. Stockholders’ Equity

The following tables list the dividends that have been declared and issued during the first nine months of fiscal 2023 on our Voting and Non-Voting Common Stocks:

Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

April 6, 2022	$0.50	April 18, 2022	April 29, 2022
August 18, 2022	$0.50	September 6, 2022	September 20, 2022

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

December 7, 2022	$0.04	December 19, 2022	December 30, 2022

As of December 31, 2022, no awards had been issued under the 2016 AMERCO Stock Option Plan.

Background of the Independent Special Committee

The Board of Directors of the Company (the “Board”) created an Independent Special Committee (the “Committee”) to consider various matters and actions. The Committee retained outside advisors to help examine multiple options aimed at enhancing the marketability and liquidity of the Company’s stock. The Committee paid particular attention to actions intended to make stock ownership more inclusive and accessible for retail investors, including team members and customers of the Company. The Committee approved the following actions.

Creation of the Series N Non-Voting Common Stock

Effective October 24, 2022, the Company created a new series of common stock, designated as Non-Voting Common Stock. The Non-Voting Common Stock has a par value of $ 0.001 per share, 250,000,000 shares authorized and trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “UHAL.B”.   Shares of the Company’s Voting Common Stock also trade on the NYSE under the ticker symbol ”UHAL.”

9-for-1 Stock Dividend Involving Non-Voting Common Stock

On October 24, 2022, the Company issued shares of the Non-Voting Common Stock through a stock dividend, on a 9-for-1 basis, to then-existing holders of the Company’s Voting Common Stock. The shares of Non-Voting Common Stock were distributed after the close of trading on November 9, 2022, to stockholders of record of Voting Common Stock at the close of business on November 3, 2022. Trading of the 176,470,092 shares of Non-Voting Common Stock began on November 10, 2022.

Dividend Policy for Non-Voting Common Stock

In response to the Committee’s recommendation to consider a dividend policy, the Board adopted a dividend policy for the new Non-Voting Common Stock.

Unless the Board in its sole discretion determines otherwise, it shall be the policy of the Company to declare and pay a quarterly cash dividend on each share of the Company’s Non-Voting Common Stock, in the amount of $ 0.04 per share. This policy commenced in the third quarter of fiscal year 2023.

On December 19, 2022, the Company transferred the listings of both UHAL and UHAL.B to the NYSE from the NASDAQ Global Select Market.

8. Leases

The following tables show the components of our Right-of-Use (“ROU“) assets:

	As of December 31, 2022
	Finance	Operating	Total
	(Unaudited)
	(In thousands)

Buildings and improvements	$–	$142,748	$142,748
Furniture and equipment	14,731	–	14,731
Rental trailers and other rental equipment	152,867	–	152,867
Rental trucks	982,119	–	982,119
Right-of-use assets, gross	1,149,717	142,748	1,292,465
Less: Accumulated depreciation	(645,077)	(78,892)	(723,969)
Right-of-use assets, net	$504,640	$63,856	$568,496

U-Haul Holding Company and consolidated subsidiaries

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

As of December 31, 2022 and March 31, 2022, we had finance lease liabilities for the ROU assets, net of $252.1 million and $347.4 million, respectively and operating lease liabilities of $63.4 million and $74.2 million, respectively.

	Finance leases
	December 31,	March 31,
	2022	2022
	(Unaudited)
Weighted average remaining lease term (years)	2	3
Weighted average discount rate	3.8%	3.7%

	Operating leases
	December 31,	March 31,
	2022	2022
	(Unaudited)
Weighted average remaining lease term (years)	18.0	16.5
Weighted average discount rate	4.6%	4.6%

For the first nine months ended December 31, 2022 and 2021, cash paid for leases included in our operating cash flow activities were $ 24.0 million and $ 22.6 million, respectively, and our financing cash flow activities were $ 95.3 million and $ 129.2 million, respectively.   Non-cash activities of ROU assets in exchange for lease liabilities were $ 5.1 million and $ 3.5 million for the first nine months of fiscal 2023 and 2022, respectively.

The components of lease costs, including leases of less than 12 months, were as follows:

	Nine Months Ended
	December 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)

Operating lease costs	$24,483	$24,018

Finance lease cost:
Amortization of right of use assets	$62,782	$90,056
Interest on lease liabilities	8,799	14,290
Total finance lease cost	$71,581	$104,346

The short-term lease costs for the first nine months of fiscal 2023 and 2022 were not material.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending December 31,	(In thousands)

2023	$121,093	$24,511
2024	85,188	15,398
2025	48,126	5,710
2026	12,114	3,579
2027	–	3,018
Thereafter	–	57,288
Total lease payments	266,521	109,504
Less: imputed interest	(14,419)	(46,102)
Present value of lease liabilities	$252,102	$63,402

9. Contingencies

Cybersecurity Incident

On September 9, 2022, we announced that the Company was made aware of a data security incident involving U-Hauls information technology network. U-Haul detected a compromise of two unique passwords used to access U-Haul customers‘ information. U-Haul took immediate steps to contain the incident and promptly enhanced its security measures to prevent any further unauthorized access. U-Haul retained cybersecurity experts and incident response counsel to investigate the incident and implement additional security safeguards. The investigation determined that between November 5, 2021 and April 8, 2022, the threat actor accessed customer contracts containing customers’ names, dates of birth, and driver’s license or state identification numbers. None of U-Haul’s financial, payment processing or email systems were involved. U-Haul has notified impacted customers and relevant governmental authorities.

Several class action lawsuits related to the incident have been filed against U-Haul. The lawsuits have been consolidated into one action in the U.S. District Court for the District of Arizona and will be vigorously defended by the Company, however the outcome of such lawsuits cannot be predicted or guaranteed with any certainty.

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on the Company’s financial position or results of operations.

Other

We are named as a defendant in various other litigation and claims arising out of the normal course of business, including various class actions related to the Company’s cybersecurity incident described above. In management’s opinion, none of these other matters will have a material effect on our financial position and results of operations.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

10. Related Party Transactions

As set forth in the Company’s Audit Committee Charter and consistent with the NYSE Listed Company Manual, our Audit Committee (the “Audit Committee”) reviews and maintains oversight over related party transactions, which are required to be disclosed under the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance with GAAP. Accordingly, all such related party transactions are submitted to the Audit Committee for ongoing review and oversight. Our internal processes are designed to ensure that our legal, accounting and finance departments identify and monitor potential related party transactions that may require disclosure and Audit Committee oversight.

U-Haul Holding Company has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below.

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

Related Party Revenue

	Quarter Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,170	$6,972
U-Haul management fee revenue from Mercury	2,910	2,679
	$10,080	$9,651

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$22,726	$21,580
U-Haul management fee revenue from Mercury	5,770	5,267
	$28,496	$26,847

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $24.9 million and $27.1 million from the above-mentioned entities during the first nine months of fiscal 2023 and 2022, respectively.  The decrease in management fees received in the first nine months of fiscal 2023 compared with the first nine months of fiscal 2022 was due to a timing difference of the incentive fee of $4.0 million being paid in March of fiscal 2022. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen (is the brother of Edward J. Shoen and Mark V. Shoen) and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.  Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Related Party Costs and Expenses

	Quarter Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$604	$604
U-Haul commission expenses to Blackwater	20,016	21,086
	$20,620	$21,690

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,812	$1,841
U-Haul commission expenses to Blackwater	71,283	70,502
	$73,095	$72,343

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

As of December 31, 2022, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 22.7 million and $ 21.6 million, expenses of $ 1.8 million and $ 1.8 million and cash flows of $ 21.0 million and $ 19.8 million, respectively during the first nine months of fiscal 2023 and 2022. Revenues were $ 339.5 million and $ 335.3 million and commission expenses were $ 71.3 million and $ 70.5 million, respectively, related to the Dealer Agreements during the first nine months of fiscal 2023 and 2022.

Management determined that we do not have a variable interest pursuant to the variable interest entity model under Accounting Standards Codification (“ASC”) 810 – Consolidation in the holding entities of Blackwater based upon management agreements which are with the individual operating entities; therefore, we are precluded from consolidating these entities.

Related Party Assets

	December 31,	March 31,
	2022	2022
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$64,055	$41,364
U-Haul receivable from Mercury	11,961	5,708
Other (a)	(467)	779
	$75,549	$47,851

(a)       Timing differences for intercompany balances with insurance subsidiaries resulting from the three-month difference in reporting periods .

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

11. Consolidating Financial Information by Industry Segment:

U-Haul Holding Company’s three reportable segments are:

  Moving and Storage, comprised of U-Haul Holding Company, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

  Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA, and

  Life Insurance, comprised of Oxford and its subsidiaries.

Management tracks revenues separately, but does not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate reportable segments. Deferred income taxes are shown as liabilities on the condensed consolidating statements. The information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent, with its subsidiaries. Investments in subsidiaries are accounted for by the parent using the equity method of accounting.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of December 31, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$2,429,943	$20,505	$60,171	$–		$2,510,619
Reinsurance recoverables and trade receivables, net	124,001	51,481	32,700	–		208,182
Inventories and parts, net	150,140	–	–	–		150,140
Prepaid expenses	228,260	–	–	–		228,260
Investments, fixed maturities and marketable equities	225,218	267,338	2,230,645	–		2,723,201
Investments, other	23,330	108,440	386,685	–		518,455
Deferred policy acquisition costs, net	–	–	159,924	–		159,924
Other assets	53,247	507	3,518	–		57,272
Right of use assets - financing, net	504,640	–	–	–		504,640
Right of use assets - operating, net	62,835	977	44	–		63,856
Related party assets	93,719	3,998	12,499	(34,667)	(c)	75,549
	3,895,333	453,246	2,886,186	(34,667)		7,200,098

Investment in subsidiaries	422,549	–	–	(422,549)	(b)	–

Property, plant and equipment, at cost:
Land	1,504,507	–	–	–		1,504,507
Buildings and improvements	6,728,424	–	–	–		6,728,424
Furniture and equipment	898,468	–	–	–		898,468
Rental trailers and other rental equipment	784,394	–	–	–		784,394
Rental trucks	5,167,168	–	–	–		5,167,168
	15,082,961	–	–	–		15,082,961
Less: Accumulated depreciation	(4,166,731)	–	–	–		(4,166,731)
Total property, plant and equipment, net	10,916,230	–	–	–		10,916,230
Total assets	$15,234,112	$453,246	$2,886,186	$(457,216)		$18,116,328

(a) Balances as of September 30, 2022
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of December 31, 2022, continued:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$690,320	$5,943	$7,149	$–		$703,412
Notes, loans and finance leases payable, net	6,200,397	–	–	–		6,200,397
Operating lease liabilities	62,367	988	47	–		63,402
Policy benefits and losses, claims and loss expenses payable	430,645	156,259	393,296	–		980,200
Liabilities from investment contracts	–	–	2,396,702	–		2,396,702
Other policyholders' funds and liabilities	–	4,154	8,425	–		12,579
Deferred income	45,222	–	–	–		45,222
Deferred income taxes, net	1,372,516	2,012	(73,491)	–		1,301,037
Related party liabilities	24,866	2,567	12,832	(40,265)	(c)	–
Total liabilities	8,826,333	171,923	2,744,960	(40,265)		11,702,951

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Voting Common Stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common Stock	176	–	–	–		176
Additional paid-in capital	453,853	91,120	26,271	(117,601)	(b)	453,643
Accumulated other comprehensive income (loss)	(289,714)	(17,969)	(219,145)	242,712	(b)	(284,116)
Retained earnings	6,910,617	204,871	331,600	(536,261)	(b)	6,910,827
Cost of common stock in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred stock in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	6,407,779	281,323	141,226	(416,951)		6,413,377
Total liabilities and stockholders' equity	$15,234,112	$453,246	$2,886,186	$(457,216)		$18,116,328

(a) Balances as of September 30, 2022
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$2,643,213	$10,800	$50,124	$–		$2,704,137
Reinsurance recoverables and trade receivables, net	142,895	50,235	36,213	–		229,343
Inventories and parts, net	158,888	–	–	–		158,888
Prepaid expenses	236,915	–	–	–		236,915
Investments, fixed maturities and marketable equities	–	297,488	2,595,911	–		2,893,399
Investments, other	20,653	114,269	408,833	–		543,755
Deferred policy acquisition costs, net	–	–	103,828	–		103,828
Other assets	57,305	371	2,733	–		60,409
Right of use assets - financing, net	620,824	–	–	–		620,824
Right of use assets - operating, net	74,190	93	99	–		74,382
Related party assets	64,611	6,713	16,911	(40,384)	(c)	47,851
	4,019,494	479,969	3,214,652	(40,384)		7,673,731

Investment in subsidiaries	737,073	–	–	(737,073)	(b)	–

Property, plant and equipment, at cost:
Land	1,283,142	–	–	–		1,283,142
Buildings and improvements	5,974,639	–	–	–		5,974,639
Furniture and equipment	846,132	–	–	–		846,132
Rental trailers and other rental equipment	615,679	–	–	–		615,679
Rental trucks	4,638,814	–	–	–		4,638,814
	13,358,406	–	–	–		13,358,406
Less: Accumulated depreciation	(3,732,556)	–	–	–		(3,732,556)
Total property, plant and equipment, net	9,625,850	–	–	–		9,625,850
Total assets	$14,382,417	$479,969	$3,214,652	$(777,457)		$17,299,581

(a) Balances as of December 31, 2021
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2022, continued:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$663,482	$3,849	$10,454	$–		$677,785
Notes, loans and finance leases payable, net	6,022,497	–	–	–		6,022,497
Operating lease liabilities	73,998	93	106	–		74,197
Policy benefits and losses, claims and loss expenses payable	418,890	160,379	398,985	–		978,254
Liabilities from investment contracts	–	–	2,336,238	–		2,336,238
Other policyholders' funds and liabilities	–	3,521	7,291	–		10,812
Deferred income	49,157	–	–	–		49,157
Deferred income taxes, net	1,244,639	12,803	7,916	–		1,265,358
Related party liabilities	25,668	3,196	12,717	(41,581)	(c)	–
Total liabilities	8,498,331	183,841	2,773,707	(41,581)		11,414,298

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	45,187	16,630	87,200	(102,633)	(b)	46,384
Retained earnings	6,052,023	185,077	324,974	(509,841)	(b)	6,052,233
Cost of common stock in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred stock in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	5,884,086	296,128	440,945	(735,876)		5,885,283
Total liabilities and stockholders' equity	$14,382,417	$479,969	$3,214,652	$(777,457)		$17,299,581

(a) Balances as of December 31, 2021
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statement of operations by industry segment for the quarter ended December 31, 2022 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated U-Haul Holding Company
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$900,209	$–	$–	$(1,390)	(c)	$898,819
Self-storage revenues	190,483	–	–	–		190,483
Self-moving and self-storage products and service sales	74,851	–	–	–		74,851
Property management fees	10,080	–	–	–		10,080
Life insurance premiums	–	–	24,399	–		24,399
Property and casualty insurance premiums	–	26,852	–	–	(c)	26,852
Net investment and interest income	24,450	1,614	27,230	(1,000)	(b)	52,294
Other revenue	96,334	–	1,333	(109)	(b)	97,558
Total revenues	1,296,407	28,466	52,962	(2,499)		1,375,336

Costs and expenses:
Operating expenses	718,067	11,790	5,109	(1,497)	(b,c)	733,469
Commission expenses	95,980	–	–	–		95,980
Cost of sales	54,616	–	–	–		54,616
Benefits and losses	–	5,737	35,635	–		41,372
Amortization of deferred policy acquisition costs	–	–	6,979	–		6,979
Lease expense	8,302	93	26	(629)	(b)	7,792
Depreciation, net of gains on disposal	113,866	–	–	–		113,866
Net losses on disposal of real estate	859	–	–	–		859
Total costs and expenses	991,690	17,620	47,749	(2,126)		1,054,933

Earnings from operations before equity in earnings of subsidiaries	304,717	10,846	5,213	(373)		320,403

Equity in earnings of subsidiaries	12,699	–	–	(12,699)	(d)	–

Earnings from operations	317,416	10,846	5,213	(13,072)		320,403
Other components of net periodic benefit costs	(304)	–	–	–		(304)
Interest expense	(59,294)	–	(120)	373	(b)	(59,041)
Fees on early extinguishment of debt	(50)	–	–	–		(50)
Pretax earnings	257,768	10,846	5,093	(12,699)		261,008
Income tax expense	(58,524)	(2,167)	(1,073)	–		(61,764)
Earnings available to common stockholders	$199,244	$8,679	$4,020	$(12,699)		$199,244

(a) Balances for the quarter ended September 30, 2022
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for the quarter ended December 31, 2021 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated U-Haul Holding Company
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$977,052	$–	$–	$(1,500)	(c)	$975,552
Self-storage revenues	159,424	–	–	–		159,424
Self-moving and self-storage products and service sales	75,402	–	–	–		75,402
Property management fees	9,651	–	–	–		9,651
Life insurance premiums	–	–	27,010	–		27,010
Property and casualty insurance premiums	–	26,477	–	(859)	(c)	25,618
Net investment and interest income	666	3,343	28,182	(1,007)	(b)	31,184
Other revenue	99,385	–	1,225	(115)	(b)	100,495
Total revenues	1,321,580	29,820	56,417	(3,481)		1,404,336

Costs and expenses:
Operating expenses	642,900	12,198	5,465	(2,468)	(b,c)	658,095
Commission expenses	105,155	–	–	–		105,155
Cost of sales	57,042	–	–	–		57,042
Benefits and losses	–	7,892	39,374	–		47,266
Amortization of deferred policy acquisition costs	–	–	7,947	–		7,947
Lease expense	7,917	73	28	(624)	(b)	7,394
Depreciation, net of gains on disposal	103,736	–	–	–		103,736
Net losses on disposal of real estate	977	–	–	–		977
Total costs and expenses	917,727	20,163	52,814	(3,092)		987,612

Earnings from operations before equity in earnings of subsidiaries	403,853	9,657	3,603	(389)		416,724

Equity in earnings of subsidiaries	10,403	–	–	(10,403)	(d)	–

Earnings from operations	414,256	9,657	3,603	(10,792)		416,724
Other components of net periodic benefit costs	(280)	–	–	–		(280)
Interest expense	(44,311)	–	(120)	389	(b)	(44,042)
Fees on early extinguishment of debt	(956)	–	–	–		(956)
Pretax earnings	368,709	9,657	3,483	(10,403)		371,446
Income tax expense	(87,243)	(2,027)	(710)	–		(89,980)
Earnings available to common stockholders	$281,466	$7,630	$2,773	$(10,403)		$281,466

(a) Balances for the quarter ended September 30, 2021
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for the nine months ended December 31, 2022 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated U-Haul Holding Company
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$3,155,295	$–	$–	$(3,676)	(c)	$3,151,619
Self-storage revenues	549,246	–	–	–		549,246
Self-moving and self-storage products and service sales	281,066	–	–	–		281,066
Property management fees	28,496	–	–	–		28,496
Life insurance premiums	–	–	75,636	–		75,636
Property and casualty insurance premiums	–	73,642	–	(1,100)	(c)	72,542
Net investment and interest income	44,467	1,269	73,659	(3,019)	(b)	116,376
Other revenue	398,293	–	3,466	(700)	(b)	401,059
Total revenues	4,456,863	74,911	152,761	(8,495)		4,676,040

Costs and expenses:
Operating expenses	2,234,359	33,560	15,776	(5,465)	(b,c)	2,278,230
Commission expenses	339,814	–	–	–		339,814
Cost of sales	206,912	–	–	–		206,912
Benefits and losses	–	16,191	106,644	–		122,835
Amortization of deferred policy acquisition costs	–	–	21,623	–		21,623
Lease expense	24,483	277	80	(1,889)	(b)	22,951
Depreciation, net of gains on disposal	344,980	–	–	–		344,980
Net losses on disposal of real estate	5,038	–	–	–		5,038
Total costs and expenses	3,155,586	50,028	144,123	(7,354)		3,342,383

Earnings from operations before equity in earnings of subsidiaries	1,301,277	24,883	8,638	(1,141)		1,333,657

Equity in earnings of subsidiaries	26,420	–	–	(26,420)	(d)	–

Earnings from operations	1,327,697	24,883	8,638	(27,561)		1,333,657
Other components of net periodic benefit costs	(912)	–	–	–		(912)
Interest expense	(166,814)	–	(360)	1,141	(b)	(166,033)
Fees on early extinguishment of debt	(1,009)	–	–	–		(1,009)
Pretax earnings	1,158,962	24,883	8,278	(26,420)		1,165,703
Income tax expense	(273,701)	(5,089)	(1,652)	–		(280,442)
Earnings available to common stockholders	$885,261	$19,794	$6,626	$(26,420)		$885,261

(a) Balances for the nine months ended September 30, 2022
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for the nine months ended December 31, 2021 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated U-Haul Holding Company
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$3,193,594	$–	$–	$(3,604)	(c)	$3,189,990
Self-storage revenues	450,302	–	–	–		450,302
Self-moving and self-storage products and service sales	272,478	–	–	–		272,478
Property management fees	26,847	–	–	–		26,847
Life insurance premiums	–	–	84,628	–		84,628
Property and casualty insurance premiums	–	67,277	–	(2,291)	(c)	64,986
Net investment and interest income	2,021	15,538	88,448	(3,044)	(b)	102,963
Other revenue	346,591	–	2,985	(324)	(b)	349,252
Total revenues	4,291,833	82,815	176,061	(9,263)		4,541,446

Costs and expenses:
Operating expenses	1,927,060	31,779	16,063	(6,204)	(b,c)	1,968,698
Commission expenses	346,200	–	–	–		346,200
Cost of sales	193,448	–	–	–		193,448
Benefits and losses	–	16,679	122,515	–		139,194
Amortization of deferred policy acquisition costs	–	–	23,520	–		23,520
Lease expense	24,018	279	81	(1,896)	(b)	22,482
Depreciation, net of gains on disposal	361,201	–	–	–		361,201
Net gains on disposal of real estate	(2,930)	–	–	–		(2,930)
Total costs and expenses	2,848,997	48,737	162,179	(8,100)		3,051,813

Earnings from operations before equity in earnings of subsidiaries	1,442,836	34,078	13,882	(1,163)		1,489,633

Equity in earnings of subsidiaries	37,811	–	–	(37,811)	(d)	–

Earnings from operations	1,480,647	34,078	13,882	(38,974)		1,489,633
Other components of net periodic benefit costs	(840)	–	–	–		(840)
Interest expense	(123,568)	–	(360)	1,163	(b)	(122,765)
Fees on early extinguishment of debt	(956)	–	–	–		(956)
Pretax earnings	1,355,283	34,078	13,522	(37,811)		1,365,072
Income tax expense	(318,744)	(7,133)	(2,656)	–		(328,533)
Earnings available to common stockholders	$1,036,539	$26,945	$10,866	$(37,811)		$1,036,539

(a) Balances for the nine months ended September 30, 2021
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$885,261	$19,794	$6,626	$(26,420)	$885,261
Earnings from consolidated entities	(26,420)	–	–	26,420	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	544,176	–	–	–	544,176
Amortization of deferred policy acquisition costs	–	–	21,623	–	21,623
Amortization of premiums and accretion of discounts related to investments, net	–	1,285	13,947	–	15,232
Amortization of debt issuance costs	5,694	–	–	–	5,694
Interest credited to policyholders	–	–	39,048	–	39,048
Provision for recoveries for losses on trade receivables, net	(4,470)	(147)	–	–	(4,617)
Provision for allowance for inventories and parts reserve	6,991	–	–	–	6,991
Net gains on disposal of personal property	(199,196)	–	–	–	(199,196)
Net losses on disposal of real estate	5,038	–	–	–	5,038
Net (gains) losses on sales of investments	–	(75)	8,770	–	8,695
Net losses on equity investments	–	10,906	–	–	10,906
Deferred income taxes, net	125,717	(1,594)	(2,416)	–	121,707
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	23,092	(752)	3,513	–	25,853
Inventories and parts	1,682	–	–	–	1,682
Prepaid expenses	7,867	–	–	–	7,867
Capitalization of deferred policy acquisition costs	–	–	(20,406)	–	(20,406)
Other assets	3,291	122	(730)	–	2,683
Related party assets	(29,478)	2,703	–	–	(26,775)
Accounts payable and accrued expenses	61,253	2,096	(919)	–	62,430
Policy benefits and losses, claims and loss expenses payable	13,299	(4,120)	(5,689)	–	3,490
Other policyholders' funds and liabilities	–	633	1,134	–	1,767
Deferred income	(4,013)	–	1,845	–	(2,168)
Related party liabilities	(799)	(617)	115	–	(1,301)
Net cash provided by operating activities	1,418,985	30,234	66,461	–	1,515,680

Cash flows from investing activities:
Escrow deposits	159	–	–	–	159
Purchases of:
Property, plant and equipment	(2,079,490)	–	–	3,066	(2,076,424)
Short term investments	–	(49,429)	(372)	–	(49,801)
Fixed maturities investments	(224,999)	(42,039)	(224,393)	–	(491,431)
Equity securities	–	(3,177)	(1,651)	–	(4,828)
Preferred stock	–	–	–	–	–
Real estate	(2,677)	(4,920)	(257)	–	(7,854)
Mortgage loans	–	(23,337)	(124,680)	–	(148,017)
Proceeds from sales and paydowns of:
Property, plant and equipment	533,595	–	–	–	533,595
Short term investments	–	67,062	–	–	67,062
Fixed maturities investments	–	17,938	130,352	–	148,290
Equity securities	–	1,181	6	–	1,187
Real estate	–	–	3,066	(3,066)	–
Mortgage loans	–	16,192	140,100	–	156,292
Net cash used by investing activities	$(1,773,412)	$(20,529)	$(77,829)	$–	$(1,871,770)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2022

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2022 are as follows:

	Consolidated Moving & Storage	Insurance (a) Property & Casualty	Insurance (a) Life	Elimination	Consolidated U-Haul Holding Company
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	$975,966	$–	$–	$–	$975,966
Principal repayments on credit facilities	(695,321)	–	–	–	(695,321)
Payments of debt issuance costs	(4,962)	–	–	–	(4,962)
Finance lease payments	(95,290)	–	–	–	(95,290)
Securitization deposits	137	–	–	–	137
Voting Common Stock dividends paid	(19,608)	–	–	–	(19,608)
Non-Voting Common Stock dividends paid	(7,059)	–	–	–	(7,059)
Investment contract deposits	–	–	258,157	–	258,157
Investment contract withdrawals	–	–	(236,742)	–	(236,742)
Net cash provided by financing activities	153,863	–	21,415	–	175,278

Effects of exchange rate on cash	(12,706)	–	–	–	(12,706)

Increase (decrease) in cash and cash equivalents	(213,270)	9,705	10,047	–	(193,518)
Cash and cash equivalents at beginning of period	2,643,213	10,800	50,124	–	2,704,137
Cash and cash equivalents at end of period	$2,429,943	$20,505	$60,171	$–	$2,510,619
	(page 2 of 2)
(a) Balance for the period ended September 30, 2022

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$1,036,539	$26,945	$10,866	$(37,811)	$1,036,539
Earnings from consolidated entities	(37,811)	–	–	37,811	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	519,181	–	–	–	519,181
Amortization of deferred policy acquisition costs	–	–	23,520	–	23,520
Amortization of premiums and accretion of discounts related to investments, net	–	1,326	13,160	–	14,486
Amortization of debt issuance costs	4,200	–	–	–	4,200
Interest credited to policyholders	–	–	47,181	–	47,181
Provision for allowance (recoveries) for losses on trade receivables, net	1,413	(174)	4	–	1,243
Provision for allowance for inventories and parts reserve	9,799	–	–	–	9,799
Net gains on disposal of personal property	(157,980)	–	–	–	(157,980)
Net gains on disposal of real estate	(2,930)	–	–	–	(2,930)
Net gains on sales of investments	–	(223)	(3,272)	–	(3,495)
Net gains on equity investments	–	(3,695)	–	–	(3,695)
Deferred income taxes, net	134,541	763	(4,544)	–	130,760
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(10,403)	1,567	1,465	–	(7,371)
Inventories and parts	(70,796)	–	–	–	(70,796)
Prepaid expenses	257,591	–	–	–	257,591
Capitalization of deferred policy acquisition costs	–	–	(25,703)	–	(25,703)
Other assets	1,213	72	(107)	–	1,178
Related party assets	(17,870)	(813)	–	–	(18,683)
Accounts payable and accrued expenses	30,634	1,659	965	–	33,258
Policy benefits and losses, claims and loss expenses payable	1,172	(1,987)	7,226	–	6,411
Other policyholders' funds and liabilities	–	61	(2,871)	–	(2,810)
Deferred income	687	–	(1,213)	–	(526)
Related party liabilities	(267)	(2,414)	474	–	(2,207)
Net cash provided by operating activities	1,698,913	23,087	67,151	–	1,789,151

Cash flows from investing activities:
Escrow deposits	5,695	–	–	–	5,695
Purchases of:
Property, plant and equipment	(1,652,984)	–	–	–	(1,652,984)
Short term investments	–	(31,074)	–	–	(31,074)
Fixed maturities investments	–	(7,749)	(440,534)	–	(448,283)
Equity securities	–	–	(1,380)	–	(1,380)
Preferred stock	–	–	(8,000)	–	(8,000)
Real estate	(33)	–	(157)	–	(190)
Mortgage loans	–	(19,132)	(112,501)	–	(131,633)
Proceeds from sales and paydowns of:
Property, plant and equipment	483,783	–	–	–	483,783
Short term investments	–	20,608	61	–	20,669
Fixed maturities investments	–	13,816	270,531	–	284,347
Equity securities	–	–	2,026	–	2,026
Preferred stock	–	2,000	–	–	2,000
Mortgage loans	–	851	27,213	–	28,064
Net cash used by investing activities	$(1,163,539)	$(20,680)	$(262,741)	$–	$(1,446,960)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2021

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the nine months ended December 31, 2021 are as follows:

	Consolidated Moving & Storage	Casualty Insurance (a) Property &	Insurance (a) Life	Elimination	Consolidated U-Haul Holding Company
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	$1,202,412	$–	$–	$–	$1,202,412
Principal repayments on credit facilities	(322,232)	–	(11,187)	–	(333,419)
Payment of debt issuance costs	(8,006)	–	–	–	(8,006)
Finance lease payments	(129,150)	–	–	–	(129,150)
Voting Common Stock dividends paid	(29,412)	–	–	–	(29,412)
Investment contract deposits	–	–	271,657	–	271,657
Investment contract withdrawals	–	–	(177,777)	–	(177,777)
Net cash provided by financing activities	713,612	–	82,693	–	796,305

Effects of exchange rate on cash	(5,046)	–	–	–	(5,046)

Increase (decrease) in cash and cash equivalents	1,243,940	2,407	(112,897)	–	1,133,450
Cash and cash equivalents at beginning of period	1,010,275	5,658	178,079	–	1,194,012
Cash and cash equivalents at end of period	$2,254,215	$8,065	$65,182	$–	$2,327,462
	(page 2 of 2)
(a) Balance for the period ended September 30, 2021

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended December 31, 2022
Total revenues	$1,311,117	$64,219	$1,375,336
Depreciation and amortization, net of (gains) on disposal	119,864	1,840	121,704
Interest expense	58,367	674	59,041
Pretax earnings	253,778	7,230	261,008
Income tax expense	59,774	1,990	61,764
Identifiable assets	17,473,785	642,543	18,116,328

Quarter Ended December 31, 2021
Total revenues	$1,334,131	$70,205	$1,404,336
Depreciation and amortization, net of (gains) on disposal	110,383	2,277	112,660
Interest expense	43,140	902	44,042
Pretax earnings	360,449	10,997	371,446
Income tax expense	87,135	2,845	89,980
Identifiable assets	16,077,571	510,507	16,588,078

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine Months Ended December 31, 2022
Total revenues	$4,431,570	$244,470	$4,676,040
Depreciation and amortization, net of (gains) on disposal	365,585	6,056	371,641
Interest expense	163,792	2,241	166,033
Pretax earnings	1,127,685	38,018	1,165,703
Income tax expense	270,641	9,801	280,442
Identifiable assets	17,473,785	642,543	18,116,328

Nine Months Ended December 31, 2021
Total revenues	$4,307,322	$234,124	$4,541,446
Depreciation and amortization, net of (gains) on disposal	379,989	1,802	381,791
Interest expense	119,856	2,909	122,765
Pretax earnings	1,320,056	45,016	1,365,072
Income tax expense	317,057	11,476	328,533
Identifiable assets	16,077,571	510,507	16,588,078

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$332	$350
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	287	227
Other components	17	53
Total other components of net periodic benefit costs	304	280
Net periodic postretirement benefit cost	$636	$630

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$995	$1,051
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	861	681
Other components	51	159
Total other components of net periodic benefit costs	912	840
Net periodic postretirement benefit cost	$1,907	$1,891

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

U-Haul Holding Company and consolidated subsidiaries

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
As of December 31, 2022	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$208,182	$–	$–	$208,182	$208,182
Mortgage loans, net	414,886	–	–	414,886	393,980
Other investments	103,569	–	–	103,569	103,569
Total	$726,637	$–	$–	$726,637	$705,731

Liabilities
Notes, loans and finance leases payable	$6,236,822	$–	$6,236,822	$–	$5,813,962
Total	$6,236,822	$–	$6,236,822	$–	$5,813,962

	Fair Value Hierarchy
	Carrying				Total Estimated
As of March 31, 2022	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$229,343	$–	$–	$229,343	$229,343
Mortgage loans, net	423,163	–	–	423,163	450,347
Other investments	120,592	–	–	120,592	120,592
Total	$773,098	$–	$–	$773,098	$800,282

Liabilities
Notes, loans and finance leases payable	$6,059,713	$–	$6,059,713	$–	$5,875,781
Total	$6,059,713	$–	$6,059,713	$–	$5,875,781

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The following tables represent the financial assets and liabilities on the condensed consolidated balance sheets as of December 31, 2022 and March 31, 2022, that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of December 31, 2022	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$2,193,606	$2,193,606	$–	$–
Fixed maturities - available for sale	2,663,528	249,161	2,414,275	92
Preferred stock	22,054	22,054	–	–
Common stock	37,619	37,619	–	–
Derivatives	10,388	2,182	8,206	–
Total	$4,927,195	$2,504,622	$2,422,481	$92

Liabilities
Derivatives	$–	$–	$–	$–
Total	$–	$–	$–	$–

As of March 31, 2022	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$2,482,154	$2,482,154	$–	$–
Fixed maturities - available for sale	2,821,092	26,914	2,794,086	92
Preferred stock	26,095	26,095	–	–
Common stock	46,212	46,212	–	–
Derivatives	7,474	7,474	–	–
Total	$5,383,027	$2,588,849	$2,794,086	$92

Liabilities
Derivatives	$587	$–	$587	$–
Total	$587	$–	$587	$–

The fair value measurements for our assets using significant unobservable inputs (Level 3) were $ 0.1 million for both December 31, 2022 and March 31, 2022.

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

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of December 31, 2022 and March 31, 2022.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the third quarter of fiscal 2023 did not have a material effect on our financial statements.

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

U-Haul Holding Company and consolidated subsidiaries

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ending December 31,
	2023	2024	2025	2026	2027	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$5,724	$–	$–	$–	$–	$–
Property lease revenues	20,136	12,290	9,403	7,634	5,095	39,749
Total	$25,860	$12,290	$9,403	$7,634	$5,095	$39,749

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

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Net investment and interest income has multiple components. Interest income from bonds and mortgage notes are recognized when earned. Dividends on common and preferred stocks are recognized on the ex-dividend dates. Realized gains and losses on the sale or exchange of investments are recognized at the trade date.

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$69,797	$73,785
Revenues recognized at a point in time:	92,698	90,763
Total revenues recognized under ASC 606	162,495	164,548

Revenues recognized under ASC 842	1,110,247	1,154,751
Revenues recognized under ASC 944	50,300	53,853
Revenues recognized under ASC 320	52,294	31,184
Total revenues	$1,375,336	$1,404,336

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$300,082	$261,638
Revenues recognized at a point in time:	338,019	322,405
Total revenues recognized under ASC 606	638,101	584,043

Revenues recognized under ASC 842	3,772,203	3,701,695
Revenues recognized under ASC 944	149,360	152,745
Revenues recognized under ASC 320	116,376	102,963
Total revenues	$4,676,040	$4,541,446

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

U-Haul Holding Company and consolidated subsidiaries

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

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time).   To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted changes, management assigns a rating to each corporate customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 4 % and 6 % as of December 31, 2022 and March 31, 2022, respectively. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of December 31, 2022, was $ 4.0 million.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $ 29.6 million as of September 30, 2022 and are excluded from the estimate of credit losses.

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

Reinsurance recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1% of the total assets as of September 30, 2022 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Premium receivables

Premium receivables   were $ 4.0 million as of September 30, 2022, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder doesn't pay premiums.

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(In thousands)
Balance as of March 31, 2021	$4,421	$1,320	$501	$6,242
Provision for (reversal of) credit losses	4,228	(1,260)	–	2,968
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of March 31, 2022	$8,649	$60	$501	$9,210
Provision for (reversal of) credit losses	(4,630)	2,183	5	(2,442)
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of December 31, 2022	$4,019	2,243	$506	$6,768

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of U-Haul Holding Company (formally known as AMERCO), followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2023, compared with the third quarter and first nine months of fiscal 2022, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2023.

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

U-Haul Holding Company, a Nevada corporation, has a third fiscal quarter that ends on the 31st of December for each year that is referenced. Our insurance company subsidiaries have a third quarter that ends on the 30th of September for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2022 and 2021 correspond to fiscal 2023 and 2022 for U-Haul Holding Company.

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

Description of Operating Segments

U-Haul Holding Company’s three reportable segments are:

  Moving and Storage, comprised of U-Haul Holding Company, U-Haul, and Real Estate and the wholly owned subsidiaries of U-Haul and Real Estate;
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

Cybersecurity Incident

On September 9, 2022, we announced that the Company was made aware of a data security incident involving U-Hauls information technology network. U-Haul detected a compromise of two unique passwords used to access U-Haul customers‘ information. U-Haul took immediate steps to contain the incident and promptly enhanced its security measures to prevent any further unauthorized access. U-Haul retained cybersecurity experts and incident response counsel to investigate the incident and implement additional security safeguards. The investigation determined that between November 5, 2021 and April 8, 2022, the threat actor accessed customer contracts containing customers’ names, dates of birth, and driver’s license or state identification numbers. None of U-Haul’s financial, payment processing or email systems were involved. U-Haul has notified impacted customers and relevant governmental authorities.

Several class action lawsuits related to the incident have been filed against U-Haul. The lawsuits have been consolidated into one action in the U.S. District Court for the District of Arizona and will be vigorously defended by the Company; however the outcome of such lawsuits cannot be predicted or guaranteed with any certainty.

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

There was a $2.2 million net impairment charge associated with this allowance recorded for the first nine months ended December 31, 2022.

Results of Operations

U-Haul Holding Company and Consolidated Entities

Quarter Ended December 31, 2022 compared with the Quarter Ended December 31, 2021

Listed below, on a consolidated basis, are revenues for our major product lines for the third quarter of fiscal 2023 and the third quarter of fiscal 2022:

	Quarter Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$898,819	$975,552
Self-storage revenues	190,483	159,424
Self-moving and self-storage products and service sales	74,851	75,402
Property management fees	10,080	9,651
Life insurance premiums	24,399	27,010
Property and casualty insurance premiums	26,852	25,618
Net investment and interest income	52,294	31,184
Other revenue	97,558	100,495
Consolidated revenue	$1,375,336	$1,404,336

Self-moving equipment rental revenues decreased $76.7 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022. Transactions and revenue for both our In-Town and one-way markets decreased.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks, and trailers in the rental fleet.

Self-storage revenues increased $31.1 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022.   The average monthly number of occupied units increased by 12%, or 57,229 units, during the third quarter of fiscal 2023 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot.   Over the last twelve months, we added approximately 6.2 million net rentable square feet, with approximately 1.7 million of that coming on during the third quarter of fiscal 2023.

Sales of self-moving and self-storage products and services decreased $0.6 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022 primarily due to a decrease in the sale of moving supplies.

Life insurance premiums decreased $2.6 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022 due primarily to decreased sales of single premium life products and policy decrements in Medicare supplement premiums.

Property and casualty insurance premiums increased $1.2 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during July, August and September.

Net investment and interest income increased $21.1 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022. Increased yields on government securities were the primary cause of the $23.7 million increase for Moving and Storage.   Partially offsetting this increase were changes in the market value of unaffiliated equity stocks held at our Property and Casualty Insurance subsidiary which accounted for a $2.3 million decrease.

Other revenue decreased $2.9 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022, primarily coming from decreased moving transactions within our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2023 and the third quarter of fiscal 2022. The insurance companies’ third quarters ended September 30, 2022 and 2021.

	Quarter Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,296,407	$1,321,580
Earnings from operations before equity in earnings of subsidiaries	304,717	403,853
Property and casualty insurance
Revenues	28,466	29,820
Earnings from operations	10,846	9,657
Life insurance
Revenues	52,962	56,417
Earnings from operations	5,213	3,603
Eliminations
Revenues	(2,499)	(3,481)
Earnings from operations before equity in earnings of subsidiaries	(373)	(389)
Consolidated results
Revenues	1,375,336	1,404,336
Earnings from operations	320,403	416,724

Total costs and expenses increased $67.3 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022. Operating expenses for Moving and Storage increased $75.2 million.   Repair costs associated with the rental fleet experienced a $34.7 million increase during the quarter due to preventative maintenance resulting from accumulated fleet activity combined with the slower rotation of new equipment into the fleet and older equipment out of the fleet.   The addition of new equipment has been affected by delays with our original equipment manufacturers.   Other increases included personnel, liability costs, building maintenance and professional fees. Net gains from the disposal of rental equipment decreased $1.1 million from a decline in resale values.   Depreciation expense associated with our rental fleet was $131.1million and $126.6 million for the third quarter of fiscal 2023 and 2022, respectively.   Depreciation expense on all other assets, largely from buildings and improvements, increased $4.5 million to $53.2 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $96.3 million to $320.4 million for the third quarter of fiscal 2023, compared with $416.7 million for the third quarter of fiscal 2022.

Interest expense for the third quarter of fiscal 2023 was $59.0 million, compared with $44.0 million for the third quarter of fiscal 2022, due to an increase in our outstanding debt of $805.5 million in the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022.

Income tax expense was $61.8 million for the third quarter of fiscal 2023, compared with $90.0 million for the third quarter of fiscal 2022.

As a result of the above-mentioned items, earnings available to common stockholders were $199.2 million for the third quarter of fiscal 2023, compared with $281.5 million for the third quarter of fiscal 2022.

Basic and diluted earnings per share of Common Stock, par value $0.25 per share (“Voting Common Stock”) for the third quarter of fiscal 2023 were $0.98, compared with $1.89 for the third quarter of fiscal 2022.

The weighted average shares outstanding basic and diluted for Voting Common Stock were 19,607,788 for both the third quarter of fiscal 2023 and 2022.

Basic and diluted earnings per share of Series N Non-Voting Common Stock, par value $0.001 per share (“Non-Voting Common Stock”) for the third quarter of fiscal 2023 were $1.02, compared with $1.39 for the third quarter of fiscal 2022.

The weighted average shares outstanding basic and diluted for Non-Voting Common Stock were 176,470,092 for both the third quarter of fiscal 2023 and 2022.

Moving and Storage

Quarter Ended December 31, 2022 compared with the Quarter Ended December 31, 2021

Listed below are revenues for our major product lines at Moving and Storage for the third quarter of fiscal 2023 and the third quarter of fiscal 2022:

	Quarter Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$900,209	$977,052
Self-storage revenues	190,483	159,424
Self-moving and self-storage products and service sales	74,851	75,402
Property management fees	10,080	9,651
Net investment and interest income	24,450	666
Other revenue	96,334	99,385
Moving and Storage revenue	$1,296,407	$1,321,580

Self-moving equipment rental revenues decreased $76.8 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022. Transactions and revenue for both our In-Town and one-way markets decreased.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks, and trailers in the rental fleet.

Self-storage revenues increased $31.1 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022.   The average monthly number of occupied units increased by 12%, or 57,229 units, during the third quarter of fiscal 2023 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot.   Over the last twelve months, we added approximately 6.2 million net rentable square feet, with approximately 1.7 million of that coming on during the third quarter of fiscal 2023.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	659	582
Square footage as of December 31	55,004	48,836
Average monthly number of units occupied	540	483
Average monthly occupancy rate based on unit count	82.9%	83.6%
Average monthly square footage occupied	46,651	42,239

Over the last twelve months, we added approximately 6.2 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development.

Sales of self-moving and self-storage products and services decreased $0.6 million during the third quarter of fiscal 2023, compared with third quarter of fiscal 2022 primarily due to a decrease in the sales of moving supplies.

Net investment and interest income increased $23.8 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022, due to increases in invested cash combined with higher interest rates on these short-term deposits.

Other revenue decreased $3.1 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022 primarily coming from decreased moving transactions within our U-Box ® program.

Total costs and expenses increased $74.0 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022. Operating expenses increased $75.2 million.   Repair costs associated with the rental fleet experienced a $34.7 million increase during the quarter due to preventative maintenance resulting from accumulated fleet activity combined with the slower rotation of new equipment into the fleet and older equipment out of the fleet.   The addition of new equipment has been affected by delays with our original equipment manufacturers.   Other increases included personnel, liability costs, building maintenance and professional fees. Net gains from the disposal of rental equipment decreased $1.1 million from a decline in resale values.   Depreciation expense associated with our rental fleet was $131.1million and $126.6 million for the third quarter of fiscal 2023 and 2022, respectively.   Depreciation expense on all other assets, largely from buildings and improvements, increased $4.5 million to $53.2 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased $99.1 million to $304.7 million for the third quarter of fiscal 2023, compared with $403.9 million for the third quarter of fiscal 2022.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $12.7 million for the third quarter of fiscal 2023, compared with $10.4 million for the third quarter of fiscal 2022.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $317.4 million for the third quarter of fiscal 2023, compared with $414.3 million for the third quarter of fiscal 2022.

Property and Casualty Insurance

Quarter Ended September 30, 2022 compared with the Quarter Ended September 30, 2021

Net premiums were $26.9 million and $26.5 million for the third quarters ended September 30, 2022 and 2021, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income were $1.6 million and $3.3 million for the third quarters ended September 30, 2022 and 2021, respectively. The main driver for the decrease was in the unaffiliated common stock valuations of $2.3 million.

Net operating expenses were $11.8 million and $12.2 million for the quarters ended September 30, 2022 and 2021, respectively, due to an increase in commissions offset by an increase in loss adjusting fees.

Benefits and losses incurred were $5.7 million and $7.9 million for the third quarters ended September 30, 2022 and 2021, respectively. The decrease was due to favorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $10.8 million and $9.7 million for the third quarters ended September 30, 2022 and 2021, respectively.

Life Insurance

Quarter Ended September 30, 2022 compared with the Quarter Ended September 30, 2021

Net premiums were $24.4 million and $27.0 million for the third quarters ended September 30, 2022 and 2021, respectively. Medicare Supplement premiums decreased $1.6 million from the policy decrements offset by premium rate increases. Life premiums decreased $1.1 million primarily from the decrease in sales of single premium life and final expense.   Deferred annuity deposits were $74.1 million or $1.9 million above prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $27.2 million and $28.2 million for the third quarters ended September 30, 2022 and 2021, respectively. Net realized losses on derivatives used as economic hedges to fixed indexed annuities was $1.4 million. The change in the provision for expected credit losses resulted in a $0.4 million additional decrease to investment income. This decrease was offset by a $0.8 million increase in net interest income, primarily on bonds and mortgage loans.

Net operating expenses were $5.1 million and $5.5 million for the quarters ended September 30, 2022 and 2021, respectively.   The decrease was primarily due to the decrease in administrative expenses.

Benefits and losses incurred were $35.6 million and $39.4 million for the third quarters ended September 30, 2022 and 2021, respectively. Life benefits decreased $2.4 million due to lower death claims related to COVID-19 and lower sales due to premium adjustments that took place in late 2021. Medicare supplement benefits decreased by $0.6 million from the declined policies in force. Interest credited to policyholders decreased $0.8 million due to a reduction in the interest credited rates on equity-indexed annuities driven by market fluctuations.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $7.0 million and $7.9 million for the third quarters ended September 30, 2022 and 2021, respectively. The decrease in DAC amortization was primarily on final expense policies from the reduced policy lapses and death benefits.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $5.1 million and $3.5 million for the third quarters ended September 30, 2022 and 2021, respectively.

U-Haul Holding Company and Consolidated Entities

Nine Months Ended December 31, 2022 compared with the Nine Months Ended December 31, 2021

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2023 and the first nine months of fiscal 2022:

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$3,151,619	$3,189,990
Self-storage revenues	549,246	450,302
Self-moving and self-storage products and service sales	281,066	272,478
Property management fees	28,496	26,847
Life insurance premiums	75,636	84,628
Property and casualty insurance premiums	72,542	64,986
Net investment and interest income	116,376	102,963
Other revenue	401,059	349,252
Consolidated revenue	$4,676,040	$4,541,446

Self-moving equipment rental revenues decreased $38.4 million during the first nine months of fiscal 2023, compared with the first nine months of fiscal 2022.  The decline is primarily from a decrease in one-way transactions.  Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks and towing devices in the rental fleet.

Self-storage revenues increased $98.9 million during the first nine months of fiscal 2023, compared with the first nine months of fiscal 2022.   The average monthly number of occupied units increased by 15%, or 67,873 units, during the first nine months of fiscal 2023 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot.   Over the last twelve months we added approximately 6.2 million net rentable square feet, or a 13% increase, with approximately 4.6 million of that coming on during the first nine months of fiscal 2023.

Sales of self-moving and self-storage products and services increased $8.6 million for the first nine months of fiscal 2023, compared with the first nine months of fiscal 2022 primarily due to increased hitch and propane sales partially offset by a 1% decrease in the sales of moving supplies.

Life insurance premiums decreased $9.0 million during the first nine months of fiscal 2023, compared with the first nine months of fiscal 2022 due primarily to decreased sales of single premium life products and policy decrements in Medicare supplement premiums.

Property and casualty insurance premiums increased $7.6 million during the first nine months of fiscal 2023, compared with the first nine months of fiscal 2022. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income increased $13.4 million during the first nine months of fiscal 2023, compared with the first nine months of fiscal 2022. Moving and Storage accounted for a $42.4 million increase due to larger short-term invested cash balances combined with higher yields on the associated government securities.   Changes in the market value of unaffiliated common stocks held at our Property and Casualty Insurance subsidiary resulted in a $14.6 million decrease for the nine months.   Life Insurance experienced a net loss of $11.1 million on derivatives used as hedges to fixed index annuities.   A portion of these derivative losses is offset by declines in interest credited benefits.

Other revenue increased $51.8 million during the first nine months of fiscal 2023, compared with the first nine months of fiscal 2022, primarily coming from increased moving and storage transactions within our U-Box ® program.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2023 and the first nine months of fiscal 2022. The insurance companies’ first nine months ended September 30, 2022 and 2021.

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$4,456,863	$4,291,833
Earnings from operations before equity in earnings of subsidiaries	1,301,277	1,442,836
Property and casualty insurance
Revenues	74,911	82,815
Earnings from operations	24,883	34,078
Life insurance
Revenues	152,761	176,061
Earnings from operations	8,638	13,882
Eliminations
Revenues	(8,495)	(9,263)
Earnings from operations before equity in earnings of subsidiaries	(1,141)	(1,163)
Consolidated results
Revenues	4,676,040	4,541,446
Earnings from operations	1,333,657	1,489,633

Total costs and expenses increased $290.6 million during the first nine months of fiscal 2023, compared with the first nine months of fiscal 2022. Operating expenses for Moving and Storage increased $307.3 million.   Repair costs associated with the rental fleet experienced a $100.5 million increase during the first nine months of fiscal 2023 due to preventative maintenance resulting from higher fleet activity combined with the slower rotation of new equipment into the fleet and older equipment out of the fleet.   The addition of new equipment has been affected by delays with our original equipment manufacturers.   Other increases included personnel, liability costs, utilities, non-rental equipment and building maintenance and shipping associated with U-Box transactions. Net gains from the disposal of rental equipment increased $41.2 million from an increase in resale values.   Depreciation expense associated with our rental fleet was $386.9 million and $378.5 million for the first nine months of fiscal 2023 and 2022, respectively.   Depreciation expense on all other assets, largely from buildings and improvements, increased $16.6 million to $157.3 million. Net losses on the disposal or retirement of land and buildings increased $8.0 million as the first nine months of fiscal 2022 included a condemnation gain of $4.9 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $1,333.7 million for the first nine months of fiscal 2023, as compared with $1,489.6 million for the first nine months of fiscal 2022.

Interest expense for the first nine months of fiscal 2023 was $166.0 million, compared with $122.8 million for the first nine months of fiscal 2022, due to an increase in our outstanding debt of $805.5 million in the first nine months of fiscal 2023 compared with the first nine months of fiscal 2022.

Income tax expense was $280.4 million for the first nine months of fiscal 2023, compared with $328.5 million for first nine months of fiscal 2022.

As a result of the above-mentioned items, earnings available to common stockholders were $885.3 million for the first nine months of fiscal 2023, compared with $1,036.5 million for the first nine months of fiscal 2022.

Basic and diluted earnings per share of Voting Common Stock for the first nine months of fiscal 2023 were $5.38, compared with $6.64 for the first nine months of fiscal 2022.

The weighted average shares outstanding basic and diluted for Voting Common Stock were 19,607,788 for both the first nine months of fiscal 2023 and 2022.

Basic and diluted earnings per share of Non-Voting Common Stock for the first nine months of fiscal 2023 were $4.42, compared with $5.14 for the first nine months of fiscal 2022.

The weighted average shares outstanding basic and diluted for Non-Voting Common Stock were 176,470,092 for both the first nine months of fiscal 2023 and 2022.

Moving and Storage

Nine Months Ended December 31, 2022 compared with the Nine Months Ended December 31, 2021

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2023 and the first nine months of fiscal 2022:

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$3,155,295	$3,193,594
Self-storage revenues	549,246	450,302
Self-moving and self-storage products and service sales	281,066	272,478
Property management fees	28,496	26,847
Net investment and interest income	44,467	2,021
Other revenue	398,293	346,591
Moving and Storage revenue	$4,456,863	$4,291,833

Self-moving equipment rental revenues decreased $38.3 million during the first nine months of fiscal 2023, compared with the first nine months of fiscal 2022.   The decline is primarily from a decrease in one-way transactions.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks and towing devices in the rental fleet.

Self-storage revenues increased $98.9 million during the first nine months of fiscal 2023, compared with the first nine months of fiscal 2022.   The average monthly number of occupied units increased by 15%, or 67,873 units, during the first nine months of fiscal 2023 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from an improvement in average revenue per occupied foot.   Over the last twelve months we added approximately 6.2 million net rentable square feet, or a 13% increase, with approximately 4.6 million of that coming on during the first nine months of fiscal 2023.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	659	582
Square footage as of December 31	55,004	48,836
Average monthly number of units occupied	533	465
Average monthly occupancy rate based on unit count	84.2%	82.6%
Average monthly square footage occupied	46,012	40,884

Over the last twelve months, we added approximately 6.2 million net rentable square feet of new storage to the system. This was a mix of existing storage locations we acquired and new development.

Sales of self-moving and self-storage products and services increased $8.6 million for the first nine months of fiscal 2023, compared with the first nine months of fiscal 2022 primarily due to increased hitch and propane sales offset by a 1% decrease in sales of moving supplies.

Net investment and interest income increased $42.4 million during the third quarter of fiscal 2023, compared with the third quarter of fiscal 2022, due to increases in invested cash combined with higher interest rates on these short-term deposits.

Other revenue increased $51.7 million during the first nine months of fiscal 2023, compared with the first nine months of fiscal 2022, primarily coming from increased moving and storage transactions within our U-Box® program.

Total costs and expenses increased $306.6 million during the first nine months of fiscal 2023, compared with the first nine months of fiscal 2022. Operating expenses increased $307.3 million. Repair costs associated with the rental fleet experienced a $100.5 million increase during the first nine months of fiscal 2023 due to preventative maintenance resulting from higher fleet activity combined with the slower rotation of new equipment into the fleet and older equipment out of the fleet.   The addition of new equipment has been affected by delays with our original equipment manufacturers.   Other increases included personnel, liability costs, utilities, non-rental equipment and building maintenance and shipping associated with U-Box transactions. Net gains from the disposal of rental equipment increased $41.2 million from an increase in resale values.   Depreciation expense associated with our rental fleet was $386.9 million and $378.5 million for the first nine months of fiscal 2023 and 2022, respectively.   Depreciation expense on all other assets, largely from buildings and improvements, increased $16.6 million to $157.3 million. Net losses on the disposal or retirement of land and buildings increased $8.0 million as the first nine months of fiscal 2022 included a condemnation gain of $4.9 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $1,301.3 million for the first nine months of fiscal 2023, compared with $1,442.8 million for the first nine months of fiscal 2022.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $26.4 million for the first nine months of fiscal 2023, compared with $37.8 million for the first nine months of fiscal 2022.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $1,327.7 million for the first nine months of fiscal 2023, compared with $1,480.6 million for the first nine months of fiscal 2022.

Property and Casualty Insurance

Nine Months Ended September 30, 2022 compared with the Nine Months Ended September 30, 2021

Net premiums were $73.6 million and $67.3 million for the nine months ended September 30, 2022 and 2021, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with the increased moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $1.3 million and $15.5 million for the nine months ended September 30, 2022 and 2021, respectively. The main driver of the change in net investment income was the decrease in valuation of unaffiliated common stock of $14.6 million.

Net operating expenses were $33.6 million and $31.8 million for the nine months ended September 30, 2022 and 2021, respectively. The change was due to an increase in commissions.

Benefits and losses incurred were $16.2 million and $16.7 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease was due to favorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $24.9 million and $34.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Life Insurance

Nine Months Ended September 30, 2022 compared with the Nine Months Ended September 30, 2021

Net premiums were $75.6 million and $84.6 million for the nine months ended September 30, 2022 and 2021, respectively. Medicare Supplement premiums decreased $5.5 million from the policy decrements offset by premium rate increases. Life premiums decreased $3.6 million primarily from the decrease in sales of single premium life and final expense.  Deferred annuity deposits were $243.1 million or $13.5 million below prior year and are accounted for on the balance sheet as deposits rather than premiums. The decrease in deferred annuity deposits is a result of the competitive industry rates.

Net investment income was $73.7 million and $88.4 million for the nine months ended September 30, 2022 and 2021, respectively. Net realized losses on derivatives used as economic hedges to fixed indexed annuities was $11.1 million. The change in the provision for expected credit losses resulted in a $3.1 million additional decrease to investment income. Investment income from fixed maturities decreased $0.9 million from lower investment yields. In addition, realized gains on fixed maturities decreased by $0.9 million. This was offset by a $1.7 million increase in mortgage loans investment income from gains on maturities and prepayment penalties.    Interest income on the remaining invested assets decreased $0.4 million.

Benefits and losses incurred were $106.6 million and $122.5 million for the nine months ended September 30, 2022 and 2021, respectively. Interest credited to policyholders decreased $8.2 million due to a reduction in the interest credited rates on equity - indexed annuities driven by market fluctuations. Life benefits decreased $5.3 million due to lower death claims related to COVID-19 and lower sales due to premium adjustments that took place in late 2021. Medicare supplement benefits decreased by $2.6 million from the declined policies in force. Benefits on the annuities increased $0.1 million.

Amortization of DAC, SIA and VOBA were $21.6 million and $23.5 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in life products DAC amortization is from the reduced policy lapses and death benefits. In addition, there was a decrease in DAC amortization on certain fixed indexed and multi-year guaranteed annuities caused by the completion of the amortization period in 2021. Medicare supplement DAC Amortization is also steadily decreasing due to a decline in the in-force.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $8.3 million and $13.5 million for the nine months ended September 30, 2022 and 2021, respectively.

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

As of December 31, 2022, cash and cash equivalents totaled $2,510.6 million, compared with $2,704.1 million as of March 31, 2022. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of December 31, 2022 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$2,429,943	$20,505	$60,171
Other financial assets	466,268	431,257	2,662,529
Debt obligations	6,200,397	–	–

(a) As of September 30, 2022

As of December 31, 2022, Moving and Storage had additional cash available under existing credit facilities of $465.0 million.   The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities decreased $273.5 million in the first nine months of fiscal 2023 compared with the first nine months of fiscal 2022. The decrease was primarily due to reduced net earnings of $151.3 million and the payment of $78.0 million in federal income tax in fiscal 2023 compared with the receipt of $243 million of federal income tax refunds in fiscal 2022.

Net cash used in investing activities increased $424.8 million in the first nine months of fiscal 2023, compared with the first six months of fiscal 2022. Purchases of property, plant and equipment increased $423.4 million. Reinvestment in the rental fleet was less than our projection due to delays in receiving new equipment from our original equipment manufacturers during the first nine months of fiscal 2023; however, the level of reinvestment in the rental fleet has increased in comparison to the first nine months of fiscal 2022.   Cash from the sales of property, plant and equipment increased $49.8 million largely due to fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $188.2 million due to a decrease in purchases in fixed maturity investments, which was offset by a $225.0 million increase in purchases of short-term Treasury notes by Moving and Storage.

Net cash provided by financing activities decreased $621.0 million in the first nine months of fiscal 2023, as compared with the first nine months of fiscal 2022. This was due to a combination of increased debt payments of $361.9 million, decreased finance lease repayments of $33.9 million, a decrease in cash from borrowings of $226.4 million and a decrease in net annuity deposits from Life Insurance of $72.5 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2023, the Company will reinvest in its rental equipment fleet approximately $625 million, net of equipment sales and excluding any lease buyouts. Through the first nine months of fiscal 2023, the Company invested, net of sales, approximately $489 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2023 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2023 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally financed the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage.  For the first nine months of fiscal 2023, the Company invested $1,003.2 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2023, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) were $1,545.9 million and $1,169.2 million for the first nine months of fiscal 2023 and 2022, respectively. The components of our net capital expenditures are provided in the following table:

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$1,015,634	$808,944
Purchases of real estate, construction and renovations	1,003,187	782,725
Other capital expenditures	60,669	61,315
Gross capital expenditures	2,079,490	1,652,984
Less: Sales of property, plant and equipment	(533,595)	(483,783)
Net capital expenditures	$1,545,895	$1,169,201

Moving and Storage continues to hold significant cash and has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries.

We believe that stockholders’ equity at Property and Casualty Insurance remains sufficient, and we do not believe that its ability to pay ordinary dividends to U-Haul Holding Company will be restricted per state regulations.

Property and Casualty Insurance’s stockholder’s equity was $281.3 million and $296.1 million as of September 30, 2022 and December 31, 2021, respectively. The decrease resulted from net earnings of $19.8 million, and a decrease in other comprehensive income of $34.6 million due to the decrease in the market value of its investment portfolio. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net deposits for the nine months as of September 30, 2022 were $21.3 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $141.2 million and $440.9 million as of September 30, 2022 and December 31, 2021, respectively. The decrease resulted from net earnings of $6.6 million, and a decrease in other comprehensive income of $306.3 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio.   Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of September 30, 2022, Oxford had outstanding deposits of $60.0 million in the FHLB.   For a more detailed discussion of this deposit, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $1,419.0 million and $1,698.9 million for the first nine months of fiscal 2023 and 2022, respectively. The decrease was primarily due to reduced net earnings of $151.3 million and the payment of $78.0 million in federal income tax in fiscal 2023 compared with the receipt of $243 million of federal income tax refunds in fiscal 2022.

Property and Casualty Insurance

Net cash provided by operating activities were $30.2 million and $23.1 million for the first nine months ended September 30, 2022 and 2021, respectively. The increase was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $33.8 million and $41.7 million as of September 30, 2022 and December 31, 2021, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $66.5 million and $67.2 million for the first nine months ended September 30, 2022 and 2021, respectively. The decrease in operating cash flows was primarily due to a decrease in investment and premium income only partially offset by a decrease in benefits, commissions, and federal income taxes.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of September 30, 2022 and December 31, 2022, cash and cash equivalents and short-term investments amounted to $60.2 million and $50.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of December 31, 2022, we had available borrowing capacity under existing credit facilities of $465.0 million. It is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit. We believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swap agreements as of December 31, 2022:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$60,967	$2,905	7/15/2022	7/15/2032	2.86%	1 Month SOFR
74,000	2,688	8/1/2022	8/1/2026	2.72%	1 Month SOFR
73,500	2,613	8/1/2022	8/31/2026	2.75%	1 Month SOFR

As of December 31, 2022, we had $823.5 million of variable rate debt obligations. If SOFR were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $6.2 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of September 30, 2022 and December 31, 2021, these derivative hedges had a net market value of $2.2 million and $7.5 million, with notional amounts of $456.4 million and $416.7 million, respectively. These derivative instruments are included in Investments, other, on the condensed consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.2% of our revenue was generated in Canada during each of the first nine months of fiscal 2023 and 2022. The result of a 10.0% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, the risk associated with COVID-19 or similar events on employees or customers; impact on the economic environment or demand of our products and the cost and availability of debt and capital; estimates of capital expenditures; plans for future operations, products or services, financing needs plans and strategies; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us; liquidity and the availability of financial resources to meet our needs, goals and strategies; plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets; the impact of our compliance with environmental laws and cleanup costs; our beliefs regarding our sustainable practices; our used vehicle disposition strategy; the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans; our plan to expand our U-Haul storage affiliate program; that additional leverage can be supported by our operations and business; the availability of alternative vehicle manufacturers; our estimates of the residual values of our equipment fleet; our plans with respect to off-balance sheet arrangements; our plans to continue to invest in the U-Box® program; the impact of interest rate and foreign currency exchange rate changes on our operations; the sufficiency of our capital resources; the sufficiency of capital of our insurance subsidiaries; inflationary pressures that may challenge our ability to maintain or improve upon our operating margin; expectations regarding the potential impact to our information technology infrastructure and on our financial performance and business operations, including any related costs, fines or lawsuits, and our ability to continue ongoing operations and safeguard the integrity of our information technology infrastructure, data, and employee customer and vendor information, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the most recently completed fiscal quarter covered by this Quarterly Report. Our Disclosure Controls are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.   Our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were not effective due to a material weakness in internal control over financial reporting.

An error was identified in the implementation of the accounting for the two-class method of earnings per share associated with the recently issued UHAL.B common stock.   The error arose during the preparation of the Form 10-Q and was due to our untimely review of the matter in connection with our financial reporting process, which constitutes a material weakness.

Our remediation process includes, but is not limited to, enhancing the design of controls relevant to the preparation and presentation of financial reporting matters; and evaluating applicable personnel to ensure appropriate knowledge and experience. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate, and management has concluded, through testing, that these controls are operating effectively.

Notwithstanding such material weakness in internal control over financial reporting, our management, including our CEO and our CFO, have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report, in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The trading price for our outstanding Voting Common Stock may continue to be volatile and the trading price for our newly distributed Series N Non-Voting Common Stock may also be volatile.

An Independent Special Committee of the Board of Directors authorized the creation of a new Series of Common Stock, designated as Series N Non-Voting Common Stock, par value of $0.001 per share (the “Non-Voting Common Stock”). This series of stock is in addition to our pre-existing class of common stock, $0.25 par value (the “Voting Common Stock”). On November 9, 2022, each holder of our Voting Common Stock as of November 3, 2022 received nine shares of Non-Voting Common Stock for every outstanding share of Voting Common Stock through a stock dividend.

The Non-Voting Common Stock is listed on the New York Stock Exchange, and we cannot predict whether, or to what extent, a liquid trading market will develop long-term for the Non-Voting Common Stock. If a liquid trading market does not develop or if the Non-Voting Common Stock is not attractive to retail investors, including team members and customers of the Company, we may not achieve our objectives in creating this new class.

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

Willow Grove Holdings LP, directly and through controlled entities (“WGHLP”), owns 9,767,011 shares of Voting Common stock, and together with Edward J. Shoen and Mark V. Shoen, owns 9,803,642 shares (approximately 50.0%) of Voting Common Stock.   The general partner of WGHLP controls the voting and disposition decisions with respect to the Voting Common Stock owned by WGHLP, and is managed by Edward J. Shoen (the Chairman of the Board of Directors and Chief Executive Officer of U-Haul Holding Company) and his brother, Mark V. Shoen.   Accordingly,   Edward J. Shoen   and   Mark V. Shoen   are in a position to significantly influence   our business and policies, including the approval of   certain   significant transactions, the election of the members of   our   Board and other matters submitted to our stockholders. There can be no assurance that their   interests will not conflict with the interests   of our other stockholders.

In addition, 855,032 shares (approximately 4.4%) of Voting Common Stock are owned under our ESOP.   Each ESOP participant is entitled to vote the shares allocated to himself or herself in their discretion.   In the event an ESOP participant does not vote his or her shares, such shares shall be voted by the ESOP trustee, in the ESOP trustee’s discretion.

The concentrated voting control of U-Haul Holding Company may limit or severely restrict our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. Further, this concentration of ownership could delay or prevent a change in control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could cause the trading price of our capital stock to decline or prevent our stockholders from realizing a premium over the market price for their capital stock. As a result, the market price of our Voting Common Stock and Non-Voting Common Stock could be adversely affected

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Dividend

The description of the issuance of shares of Non-Voting Common Stock by way of a stock dividend to our shareholders is incorporated herein by reference to Items 3.02 and 8.01 of our Current Report on Form 8-K filed with the SEC on October 24, 2022.

Dividend Policy

The Board has adopted a dividend policy for the Non-Voting Common Stock. Unless the Board in its sole discretion determines otherwise, it shall be the policy of the Company to declare and pay a quarterly cash dividend on each share of the Company’s Non-Voting Common Stock, in the amount of $0.04 per share, commencing with the third quarter of fiscal year 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of AMERCO	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	AMERCO Certificate of Designation of Series N Non-Voting Common Stock	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2022, file no. 1-11255
3.3	Restated Bylaws of U-Haul Holding Company	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2022, file no. 1-11255
3.4	Articles of Conversion/Exchange/Merger	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2022, file no. 1-11255
4.1

Series 22L, 23L, 24L, 25L, 26L, 27L, 28L, 29L, 30L, 31L, 32L and 33L   Forty-Seventh Supplemental Indenture and Pledge and Security Agreement dated December 20, 2022, by and between U-Haul Holding Company and U.S Bank Trust Company, National Association as successor in interest to U.S Bank National Association, as trustee

Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 20, 2022 file no. 1-11255.

4.2	Description of Registrant’s Securities (Series N Non-Voting Common Stock)	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2022, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-Haul Holding Company

Date: February 8, 2023	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: February 8, 2023	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: February 8, 2023	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)