Form 10-K
period 2023-03-31
U-Haul Holding Co /NV/
filed 2023-06-02
CIK 4457

United States Securities and exchange commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15( d ) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2023

or

☐ Transition report pursuant to section 13 or 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to _________________

Commission File Number 001-11255

State or other jurisdiction of incorporation or organization	Registrant, State of Incorporation Address and Telephone Number	I.R.S. Employer Identification No.
Nevada		88-0106815

U-Haul Holding Company
(A Nevada Corporation)
5555 Kietzke Lane , Ste. 100
Reno , Nevada 89511
Telephone (775) 688-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.25 par value	UHAL	New York Stock Exchange
Series N Non-Voting Common Stock, $0.001 par value	UHAL.B	New York Stock Exchange

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

Large Accelerated Filer ☒    Accelerated Filer   ☐

Non-accelerated Filer   ☐    Smaller Reporting Company   ☐

Emerging Growth Company   ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of U-Haul Holding Company common stock held by non-affiliates on September 30, 2022 was $ 5,021,122,054 . The aggregate market value was computed using the closing price for the common stock trading on NASDAQ on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of Common Stock, $0.25 par value, were outstanding as of May 26, 2023.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of May 26, 2023.

Documents incorporated by reference: portions of U-Haul Holding Company’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed within 120 days after U-Haul Holding Company’s fiscal year ended March 31, 2023, are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Mine Safety Disclosures	15

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6.	[Reserved]	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	32
Item 9A.	Controls and Procedures	32
Item 9B.	Other Information	37
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	37

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	37
Item 11.	Executive Compensation	37
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13.	Certain Relationships and Related Transactions, and Director Independence	37
Item 14.	Principal Accountant Fees and Services	37

	PART IV
Item 15.	Exhibits; Financial Statement Schedules	37
Item 16.	Form 10-K Summary	1

Part i

Item 1. Business

Company Overview

We are North America’s largest “do-it-yourself” moving and storage operator through our subsidiary U-Haul International, Inc. (“U-Haul”). U-Haul is synonymous with “do-it-yourself” moving and storage and is a leader in supplying products and services to help people move and store their household and commercial goods. Our primary service objective is to “provide a better and better product and service to more and more people at a lower and lower cost.” Unless the context otherwise requires, the terms “U-Haul Holding Company,” “Company,” “we,” “us,” or “our” refer to U-Haul Holding Company, a Nevada corporation, and all of its legal subsidiaries, on a consolidated basis.

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

We rent our distinctive orange and white U-Haul ® trucks and trailers as well as offer self-storage units through a network of over 2,200 Company-operated retail moving stores and nearly 21,300 independent U-Haul ® dealers. We also sell U-Haul ® brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our uhaul.com ® website and mobile app.

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

Available Information

U-Haul Holding CompanySM and U-Haul® are each incorporated in Nevada. The internet address for U-Haul is uhaul.com. On U-Haul Holding Company’s investor relations website, investors.uhaul.com, we post the following filings as soon as practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, proxy statements related to meetings of our stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also use our investor relations website as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD. All such filings on our website are available free of charge. Additionally, you will find these materials on the SEC’s website at sec.gov.

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

As of March 31, 2023, our rental fleet consisted of approximately 192,200 trucks, 138,500 trailers and 44,500 towing devices. This equipment and our U-Haul ® brand of self-moving products and services are available through our network of managed retail moving stores and independent U-Haul dealers. Independent U-Haul ® dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul ® rentals.

Our rental truck chassis are engineered by domestic truck manufacturers. These chassis are joined with the U-Haul ® designed and manufactured van boxes primarily at U-Haul ® operated manufacturing and assembly facilities strategically located throughout the United States. U-Haul ® rental trucks feature our proprietary Lowest Deck SM , which provides our customers with extra ease of loading. The loading ramps on our trucks are the widest in the industry, which reduces the effort needed to move belongings. Our trucks are fitted with convenient rub rails with tie downs on every interior wall. Our Gentle Ride Suspension SM helps our customers safely move delicate and prized possessions. Also, the engineers at our U-Haul Technical Center determined that the softest ride in our trucks was at the front of the van box. Consequently, we designed the part of the van box that hangs over the front cab of the truck to be the location for our customers to place their most fragile items during their move. We call this area Mom’s Attic ® .

Our distinctive trailers are also manufactured at these same U-Haul ® operated manufacturing and assembly facilities. These trailers are well suited to the low profile of many of today’s newly manufactured automobiles including electric vehicles. Our engineering staff is committed to making our trailers easy to tow, safe, aerodynamic and fuel efficient.

To provide our self-move customers with added value, our rental trucks and trailers are designed with fuel efficiency in mind. Many of our trucks are equipped with fuel economy gauges, another tool that assists our customers in conserving fuel. To help make our rental equipment more reliable, we routinely perform extensive preventive maintenance and repairs.

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

We estimate that U-Haul ® is North America’s largest seller and installer of hitches and towing systems. In addition to towing U-Haul ® equipment, these hitching and towing systems can tow jet skis, motorcycles, boats, campers and toy haulers. Each year, millions of customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories.

U-Haul® has one of North America’s largest propane refilling networks, with nearly 1,200 locations providing this convenient service. We employ trained, certified personnel to refill propane cylinders and alternative fuel vehicles. Our network of propane dispensing locations is one of the largest automobile alternative refueling networks in North America.

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul ® self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. As of March 31, 2023, we operate 1,904 self-storage locations in the United States and Canada, with nearly 949,000 rentable storage units comprising 81.2 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate-controlled storage units to protect temperature sensitive goods.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our U-Box ® program.   A U-Box ® portable moving and storage unit is delivered to a location of our customer’s choosing either by the customers themselves through the use of a U-Box ® trailer, with the assistance of our Moving Help ® program, or by Company personnel. Once the U-Box ® portable moving and storage unit is filled, it can be stored at the customer’s location, or taken to one of our Company operated locations, a participating independent dealer, or moved to a location of the customer’s choice.

Additionally, we offer moving and storage protection packages such as Safemove ® and Safetow ® . These programs provide moving and towing customers with a damage waiver, cargo protection and medical and life insurance coverage. Safestor ® provides protection for storage customers from loss on their goods in storage. Safestor Mobile ® provides protection for customers’ stored belongings when using our U-Box ® portable moving and storage units. For our customers who desire additional coverage over and above the standard Safemove ® protection, we also offer our Safemove Plus ® product. This package provides the rental customer with a layer of primary liability protection.

We believe that through our website, uhaul.com, and the U-Haul ® app, we have aggregated the largest network of customers and independent businesses in the self-moving and self-storage industry. In particular, our Moving Help ® program connects “do-it-yourself” movers with thousands of independent service providers in the United States and Canada to assist our customers in packing, loading, unloading, cleaning and performing other services.

Through the U-Haul Storage Affiliates ® program, independent storage businesses can join one of the world’s largest self-storage reservation systems. Self-storage customers making a reservation through uhaul.com ® or the U-Haul app can access all of the U-Haul ® self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs. For the independent storage operator, our network gives them access to products and services allowing them to compete with larger operators more cost effectively.

We own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services. Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse affect on our business. We consider the trademark “U-Haul ® ” to be of material importance to our business in addition, but not limited to, the U.S. trademarks and service marks “AMERCO ® ”, “U-Haul Holding Company SM ”, “eMove ® ”, “Gentle Ride Suspension SM ”, “In-Town ® ”, “Lowest Decks SM ”, “Moving made Easier ® ”, “Make Moving Easier ® ”, “Mom’s Attic ® ”, “Moving Help ® ”, “Moving Helper ® ”, “Safemove ® ”, “Safemove Plus ® ”, “Safestor ® ”, “Safestor Mobile ® ”, “Safetow ® ”,   “U-Box ® ”, “uhaul.com ® ”, “U-Haul Investors Club ® ”, “U-Haul Truck Share ® ”, “U-Haul Truck Share 24/7 ® “, “U-Note ® ”, “WebSelfStorage ® ”, and “U-Haul SmartMobilityCenter ®” , among others, for use in connection with the moving and storage business.

Description of Operating Segments

U-Haul Holding Company’s three reportable segments are:

  Moving and Storage, comprised of U-Haul Holding Company SM , U-Haul ® , and Amerco Real Estate Company (“Real Estate”), and the subsidiaries of U-Haul ® and Real Estate,
  Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA, and
  Life Insurance, comprised of Oxford and its subsidiaries.

Financial information for each of our operating segments is included in the Notes to Consolidated Financial Statements as part of Item 8: Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Moving and Storage Operating Segment

Our Moving and Storage operating segment (“Moving and Storage”) consists of the rental of trucks, trailers, portable moving and storage units, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul ® throughout the United States and Canada.

Net revenue from Moving and Storage was approximately 94.9%, 94.0% and 93.1% of consolidated net revenue in fiscal 2023, 2022 and 2021, respectively.

The total number of rental trucks in the fleet increased from fiscal 2023. However, continuing supply issues with our equipment manufacturers have slowed the number of new trucks we have been able to acquire this last year. In response, we slowed the sale of trucks from our existing fleet.

Within our truck and trailer rental operation, we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul ® maximizes vehicle utilization by managing distribution of the truck and trailer fleets among the over 2,200 Company-operated stores and nearly 21,300 independent dealers. Utilizing its proprietary reservations management system, our centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Over half of all U-Move ® rental revenue originated from our Company operated centers.

At our owned and operated retail stores, we are implementing new initiatives to improve customer service. These initiatives include expanding the capabilities of our U-Haul ® app, improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effectively marketing our broad line of self-moving related products and services, expanding accessibility to provide more convenience to our customers, and enhancing our ability to properly staff locations during our peak hours of operations by attracting and retaining “moonlighters” (part-time U-Haul ® system members with full-time jobs elsewhere) during our peak hours of operation. U-Haul offers U-Haul Truck Share 24/7 ® to our entire network in the United States and Canada. This technological advancement allows our customers to rent equipment through a mobile device any time of the day without having to visit the counter. U-Haul currently has several U.S. and Canadian Patents granted or pending on its U-Haul Truck Share 24/7 ® system.

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

U-Haul ® is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul ® operates nearly 949,000 rentable storage units, comprising 81.2 million square feet of rentable storage space with locations in 50 states and 10 Canadian provinces. Our owned and managed self-storage facility locations range in size up to 309,000 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

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

Moving Help® and U-Haul Storage Affiliates® on uhaul.com are online marketplaces that connect consumers to independent Moving Help® service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated Moving Help® and storage affiliates provide pack and load help, cleaning help, self-storage and similar services all over the United States and Canada. Our goal is to further utilize our web-based technology platform, including our U-Haul® app, to increase service to consumers and businesses in the moving and storage market.

Compliance with environmental requirements of federal, state, provincial and local governments affects our business. Our truck and trailer rental business is subject to regulation by various federal, state, provincial and local regulations in the United States and Canada. Specifically, the U.S. Department of Transportation and various state, federal and Canadian agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. In addition, our storage business is also subject to federal, state, provincial and local laws and regulations relating to environmental protection and human health and safety. Environmental laws and regulations are complex, change frequently and could become more stringent in the future.

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

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) provides loss adjusting and claims handling for U-Haul through regional offices across the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove ® , Safetow ® , Safemove Plus ® , Safestor Mobile ® and Safestor ® protection packages to U-Haul customers. We attempt to price our products to be a good value to our customers. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Net revenue from Property and Casualty Insurance was approximately 1.7%, 1.9% and 1.9% of consolidated net revenue in fiscal 2023, 2022 and 2021, respectively.

Life Insurance Operating Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from Life Insurance was approximately 3.4%, 4.1% and 5.0% of consolidated net revenue in fiscal 2023, 2022 and 2021, respectively.

Human Capital

We work at never forgetting that our quality self-move, self-storage, and closely related services and products are meant to improve human lives and serve the do-it-yourself moving public.   We believe our workforce is a reflection of, and as diverse as the customers we serve.   Discrimination based on race, gender, religion, age, ethnicity, disability familial status or any other form of discrimination prohibited by applicable law in the acquisition, promotion, compensation, management or retention of talent is not accepted.   We do not use a single or fixed set of measures or objectives as part of our recruitment and talent acquisition process or human resource management.

System Members

As of March 31, 2023, we employed approximately 33,100 people in the United States and approximately 2,000 in Canada with approximately 99% of these system members working within Moving and Storage and approximately 51% of these system members working on a full-time basis.

The Company operates over 2,200 retail locations, 11 manufacturing and assembly facilities, 151 fixed-site repair facilities, a distribution center and our corporate offices.   We hire system members from the communities in which we are located and prefer to promote from within our team.

Benefits

We focus on our system members’ wellness over the course of their life, from physical and emotional to financial.

Our health benefit program provides medical, dental and vision benefits.  Participation in the health benefit program also includes access to our Healthier You wellness program that offers system members tools to enable them to live a healthier lifestyle.  This wellness program encompasses nutritional guidance, smoking cessation and fitness alternatives.  We also make available a system members assistance program focusing on mental health called You Matter, which offers counseling, work-life solutions and legal guidance.

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

Education and Development

The Company encourages life-long personal and professional development for our system members.   We do this by offering our system members and our independent dealers free access to our on-line U-Haul University courses that are critical for the development of specialized industry knowledge and to the safety of our team.   To support more generalized education for our system members, we also provide a tuition reimbursement program.

Community

We value our relationship with the communities in which we do business. We offer community outreach through volunteer opportunities for our system members, as well as in-kind donations of equipment, products, and services. We are a strong supporter of military members and their families by way of employment opportunities as well as partnering with military and veteran organizations to support and honor those who have served.

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

Our marketing plan focuses on maintaining our leadership position in the “do-it-yourself” moving and storage industry by continually improving the ease of use and economy of our rental equipment, by providing added convenience to our retail centers, through independent U-Haul dealers, and by expanding the capabilities of our U-Haul ® websites and U-Haul ® app.

A significant driver of rental transaction volume is our utilization of an online reservation and sales system, through uhaul.com ® and our 24-hour 1-800-GO-U-HAUL telephone reservations system. These points of contact are prominently featured and are a major driver of customer lead sources.

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

The self-storage market is large and fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Our largest competitors in the self-storage market are Public Storage Inc., CubeSmart, Extra Space Storage, Inc., and Life Storage, Inc.

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

Financial Data of Segment and Geographic Areas

For financial data of our segments and geographic areas please see Note 22, Financial Information by Geographic Area, and Note 22A, Consolidating Financial Information by Industry Segment, of our Notes to Consolidated Financial Statements.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements may include, but are not limited to, the risk associated with COVID-19 or similar events on system members or customers; the impact of the economic environment on demand for our products and the cost and availability of debt and capital; estimates of capital expenditures; plans for future operations, products or services, financing needs, and strategies; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us; liquidity and the availability of financial resources to meet our needs, goals and strategies; plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets; the impact of our compliance with environmental laws and cleanup costs; our beliefs regarding our sustainability practices; our used vehicle disposition strategy; the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans; our plan to expand our U-Haul ® storage affiliate program; that additional leverage can be supported by our operations and business; the availability of alternative vehicle manufacturers; the availability and economics of electric vehicles for our rental fleet; our estimates of the residual values of our equipment fleet; our plans with respect to off-balance sheet arrangements; our plans to continue to invest in the U-Box ® program; the impact of interest rate and foreign currency exchange rate changes on our operations; the sufficiency of our capital resources; the sufficiency of capital of our insurance subsidiaries; inflationary pressures that may challenge our ability to maintain or improve upon our operating margin; and expectations regarding the potential impact to our information technology infrastructure and on our financial performance and business operations of technology, cybersecurity or data security breaches, including any related costs, fines or lawsuits, and our ability to continue ongoing operations and safeguard the integrity of our information technology infrastructure, data, and employee, customer and vendor information, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

Item 1A. Risk Factors

The following important risk factors, and those risk factors described elsewhere in this Annual Report or in our other filings with the SEC, could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Statements Regarding Forward-Looking Statements,” above. All of the other information set forth in this Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the consolidated financial statements and related notes, should be read in conjunction with the discussion of such risks, cautionary statements and other factors for a full understanding of our operations and financial conditions. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. The following risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Over the last twenty years, we have purchased the majority of our rental trucks from Ford Motor Company and General Motors Corporation. Our fleet can be negatively affected by issues our manufacturers may face within their own supply chains. Also, it is possible that our suppliers may face financial difficulties, government regulations or organizational changes which could negatively impact their ability to accept future orders from U-Haul or fulfill existing orders.

In addition, the cost of acquiring new rental trucks could increase materially and negatively affect our ability to rotate new equipment into the fleet. Although we believe that we could contract with alternative manufacturers for our rental trucks, we cannot guarantee or predict how long that would take. In addition, termination of our existing relationship with these suppliers could have a material adverse effect on our business, financial condition or results of operations for an indefinite period of time.

A significant portion of our revenues are generated through third-parties.

Our business plan relies upon a network of independent dealers strategically located throughout the United States and Canada.   As of March 31, 2023 we had nearly 21,300 independent equipment rental dealers.   In fiscal 2023, just under half of all U-Move ® rental revenue originated through this network.

Our inability to maintain this network or its current cost structure could inhibit our ability to adequately serve our customers and could negatively affect our results of operations and financial position.

The introduction or expansion of laws or regulations favoring electric, autonomous, connected and shared vehicles may negatively impact our business and results of operations.

Regulatory pressure in connection with the introduction and expansion of electric, autonomous and connected rental vehicles could negatively impact our ability to acquire, or our cost of acquisition for rental trucks and require infrastructure improvements that could inhibit our current business model.  Our Company-operated locations and independent dealer network may require physical upgrades to accommodate these types of vehicles that are uneconomical and/or unachievable.  Our one-way rental business would depend on an in-transit recharging network throughout the United States and Canada that simply does not exist today, and that, if and when completed, may be so costly or require so much charging time as to substantially limit our ability to serve customers needing to move long distances.

We cooperate with original equipment manufacturers (“OEM“s), maintain and train our own technical experts and operate an equipment Technical Center that has positioned us as an industry leader in innovation for over fifty years.   However, the proposed changes to electric, autonomous and connected vehicles raises challenges of enormous scale.   Our repair and maintenance infrastructures, including both physical plants as well as personnel, may be inappropriate for these new types of vehicles.   Without such repair and maintenance capabilities it could compromise our ability to operate a fleet of such vehicles.   We may also need to depend upon third party providers for some of those services, and they may not be able to provide workable solutions. There is a risk that we may not be able to adequately prepare for these possibilities. In addition, even if we successfully adapt to any such changes, there can be no guarantee that our fleet or services as adapted would meet the needs of our “do-it-yourself“ moving and storage customers, or that we would be able to offer our products and services at prices our customers would be willing or able to pay.

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

U-Haul has already made significant progress on several initiatives aimed at these future possibilities including: TruckShare 24/7 ® , contactless rentals, a North American propane alternative fuel network, alternative fuel test vehicles and close OEM working relationships. However, these initiatives may not enable us to successfully adapt to the requirements of a changed regulatory environment favoring or requiring all-electric or specific alternative fuel solutions. Government regulators may knowingly or unknowingly choose the winners and losers in this evolving transportation environment.   There remains a possibility that governments may not select U-Haul customers and U-Haul to be among the winners.

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

In 2022 and 2021, we experienced a cybersecurity incident which is described in this Annual Report under the headings “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation – Cybersecurity Incident”.

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

As of December 31, 2022, Repwest reported $0.4 million of reinsurance recoverables, net of allowances and $41.3 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $26.3 million.

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

The self-storage industry is large and highly fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates and operating expenses of our facilities. Competition might cause us to experience a decrease in occupancy levels, limit our ability to raise rental rates or require us to offer discounted rates that would have a material effect on results of operations and financial condition. Entry into the self-storage business may be accomplished through the acquisition of existing facilities by persons or institutions with the required initial capital. Development of new self-storage facilities is more difficult however, due to land use, zoning, environmental and other regulatory requirements. The self-storage industry has in the past experienced overbuilding in response to perceived increases in demand. Consolidation of ownership is taking place with certain owners of self-storage. We cannot assure you that we will be able to successfully compete in existing markets or expand into new markets.

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

Trends in the economy are resulting in inflationary pressures leading to an increase in our cost of doing business. We cannot guarantee that we can manage the costs lower or pass them along in the form of higher prices to our customers.

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

In August 2022, A.M. Best affirmed the financial strength rating (“FSR”) for Oxford and Christian Fidelity Life Insurance Company (“CFLIC”) of A. The FSR outlook remains stable. In addition, A.M. Best affirmed the long-term issuer credit rating (“LTICR”) of “a”. The LTICR outlook of these ratings is stable. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

Risks Related to our Financings

We are highly leveraged.

As of March 31, 2023, we had total debt outstanding of $6,143.4 million and operating lease liabilities of $58.4 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways among other considerations:

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

Risks Related to our Organization

A majority of our Voting Common Stock is owned by a small contingent of stockholders.

Willow Grove Holdings LP, directly and through controlled entities (“WGHLP”), owns 9,791,911 shares of our common stock, $0.25 par value per share (“Voting Common Stock”), and together with Edward J. Shoen and Mark V. Shoen, owns 9,828,542 shares (approximately 50.1%) of Voting Common Stock. The general partner of WGHLP controls the voting and disposition decisions with respect to the Voting Common Stock owned by WGHLP, and is managed by Edward J. Shoen (the Chairman of the Board of Directors and Chief Executive Officer of U-Haul Holding Company) and his brother, Mark V. Shoen. Accordingly, Edward J. Shoen and Mark V. Shoen are in a position to significantly influence our business and policies, including the approval of certain significant transactions, the election of the members of our board of directors (the “Board”) and other matters submitted to our stockholders. There can be no assurance that their interests will not conflict with the interests of our other stockholders.

Furthermore, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “   controlled company   ” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of our Board consist of independent directors, (2) that our Board have a compensation committee that consists entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) that our director nominations be made, or recommended to our full Board, by our independent directors or by a nominations committee that consists entirely of independent directors and that we adopt a written charter or board resolution addressing the nomination process. The Company has not made any election relating to compliance with any of these corporate governance standards.

In addition, 836,228 shares (approximately 4.3%) of our Voting Common Stock are owned under our ESOP.   Each ESOP participant is entitled to vote the shares allocated to himself or herself in their discretion.   In the event an ESOP participant does not vote his or her shares, such shares shall be voted by the ESOP trustee, in the ESOP trustee’s discretion.

The trading price for our outstanding Voting Common Stock may continue to be volatile and the trading price for our newly distributed Series N Non-Voting Common Stock may also be volatile.

An Independent Special Committee of the Board authorized the creation of a new Series of Common Stock, designated as Series N Non-Voting Common Stock, par value of $0.001 per share (the “Non-Voting Common Stock”). This series of stock is in addition to our pre-existing class of Voting Common Stock. On November 9, 2022, each holder of our Voting Common Stock as of November 3, 2022 received nine shares of Non-Voting Common Stock for every outstanding share of Voting Common Stock through a stock dividend.

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

Risks Related to Legal, Regulatory and Compliance

Our operations subject us to numerous environmental laws and regulations and the possibility that environmental liability in the future could adversely affect our operations.

Compliance with environmental requirements of federal, state, provincial and local governments in the United States and Canada affects our business. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remediation plan at each site where we believe such a plan is necessary. See Note 19, Contingencies, of the Notes to Consolidated Financial Statements. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks.   Despite these compliance efforts, the risk of environmental liability is part of the nature of our business.

Environmental laws and regulations are complex, change frequently and could become more stringent in the future. We cannot assure you that future compliance with these laws and regulations, future environmental liabilities, the cost of defending environmental claims, conducting any environmental remediation or generally resolving liabilities caused by us or related third parties will not have a material adverse effect on our business, financial condition or results of operations.

We operate in a highly regulated industry and changes in existing laws and regulations or violations of existing or future laws and regulations could have a material adverse effect on our operations and profitability.

Our truck, trailer and U-Box rental business is subject to regulation by various federal, state and provincial governmental entities in the United States and Canada. Specifically, the U.S. Department of Transportation and various state, federal and Canadian agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. In addition, our storage business is also subject to federal, state, provincial and local laws and regulations relating to environmental protection and human health and safety, among other matters. The failure to comply with these laws and regulations may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowings. Compliance with changing laws and regulations could substantially impair real property and equipment productivity and increase our costs.

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

The Biden administration has also communicated its willingness to consider the imposition of carbon-based taxes.  Our truck rental fleet burns gasoline, a carbon intensive fuel.  Where in the supply chain and in what amount these taxes could arise is uncertain.  We have no evidence to support a belief that “do-it-yourself” moving customers are willing to accept these additional costs.  Should such a tax be enacted, we could see an increase in expenses, including compliance costs and a negative effect on our operating margin.

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

The Tax Cuts and Jobs Act (“Tax Reform Act”) and the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) made significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours.   For instance, as a result of lower corporate tax rates, the Tax Reform Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities.   It also limits interest expense deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures. Other provisions have international tax consequences for businesses like ours that operate internationally. The CARES Act allows for the carryback of certain net operating losses. The Tax Reform Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service (“IRS”), as well as state tax authorities, and the Tax Reform Act and CARES Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of these acts. The Tax Reform Act put into place 100% first year bonus depreciation. This decreased to 80% starting in 2023 and will continue to gradually decrease in future years and will impact our tax liability. The accounting treatment of these tax law changes was complex, and some of the changes affected both current and future periods.   Others primarily affected future periods.   Additional changes to the U.S. tax code could negatively offset operating cashflows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul ® equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate over 2,200 U-Haul ® retail centers of which 494 U-Haul branded locations are managed for subsidiaries of WGHLP and Mercury Partners, L.P., and 11 manufacturing and assembly facilities. We also operate over 151 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of Moving and Storage.

Item 3. Legal Proceedings

Please see Note 19, Contingencies, of our Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part ii

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

U-Haul Holding Company’s two classes of common stock are listed on the New York Stock Exchange under the trading symbols “UHAL” for our Voting Common Stock and “UHAL.B” for our Non-Voting Common Stock. As of March 31, 2023, there were approximately 3,300 holders of record of our Voting Common Stock and approximately 3,400 holders of record of our Non-Voting Common Stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings.

Dividends

We do not have a formal dividend policy for its Voting Common Stock (UHAL).   We do have a dividend policy for our Non-Voting Common Stock (UHAL.B), which provides that unless the Board otherwise determines in its sole discretion, it is the Company’s policy to declare and pay a quarterly cash dividend of $0.04 per share. The Board periodically considers the advisability of declaring and paying dividends to holders of each of our two classes of common stock in light of existing circumstances.

The following table lists the dividends that were declared and issued for fiscal 2023 and 2022.

Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

August 18, 2022	$0.50	September 6, 2022	September 20, 2022
April 6, 2022	$0.50	April 18, 2022	April 29, 2022
October 6, 2021	$0.50	October 18, 2021	October 29, 2021
August 19, 2021	$0.50	September 7, 2021	September 21, 2021
June 9, 2021	$0.50	June 24, 2021	July 8, 2021

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 3, 2023	$0.04	March 14, 2023	March 27, 2023
December 7, 2022	$0.04	December 19, 2022	December 30, 2022

See Note 21, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to U-Haul Holding Company.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s Voting Common Stock (UHAL) and Non-Voting Common Stock (UHAL.B) for the period March 31, 2018 through March 31, 2023 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2018 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on the New York Stock Exchange and NASDAQ Global Select Market on March 31, 2019, 2020, 2021, 2022 and 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among U-Haul Holding Company (UHAL and UHAL.B), The Dow Jones US Index And The Dow Jones US Transportation Average Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/31/2018
3/31/2019
3/31/2020
3/31/2021
3/31/2022
3/31/2023
UHAL
U-Haul B-Shares
Dow Jones US Index
Dow Jones Transportation Index

*$100 invested on 3/31/2018 in stock or index including reinvestment of dividends.
Fiscal year ending March 31.

Fiscal years ended March 31:	2018	2019	2020	2021	2022	2023

U-Haul Holding Company - UHAL	$100	$108	$85	$180	$178	$176
U-Haul Holding Company - UHAL.B	100	108	85	180	178	153
Dow Jones US Total Market	100	108	91	137	146	138
Dow Jones US Transportation Average	100	100	74	141	159	139

Item 6.[Reserved]

Reserved.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of U-Haul Holding Company, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2023 compared with fiscal 2022, which are followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. The discussion of our financial condition and results of operations for the year ended March 31, 2021 included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2022 is incorporated by reference into this MD&A. We conclude this MD&A by discussing our outlook for fiscal 2024.

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

U-Haul Holding Company has a fiscal year that ends on the 31 st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31 st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2022, 2021 and 2020 correspond to fiscal 2023, 2022 and 2021 for U-Haul Holding Company.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and portable moving and storage units and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage units and portable moving and storage units available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our Storage Affiliate and Moving Help ® capabilities.

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

Description of Operating Segments

U-Haul Holding Company’s three reportable segments are:

  Moving and Storage, comprised of U-Haul Holding Company, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate;
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

U-Haul’s mobile app, Truck Share 24/7, Skip-the-Counter Self-Storage rentals and Self-checkout for moving supplies provide our customers methods for conducting business with us directly via their mobile devices and also limiting physical exposure.

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

Cybersecurity Incident

On September 9, 2022, we announced that the Company was made aware of a data security incident involving U-Haul‘s information technology network. U-Haul detected a compromise of two unique passwords used to access U-Haul customers information. U-Haul took immediate steps to contain the incident and promptly enhanced its security measures to prevent any further unauthorized access. U-Haul retained cybersecurity experts and incident response counsel to investigate the incident and implement additional security safeguards. The investigation determined that between November 5, 2021 and April 8, 2022, the threat actor accessed customer contracts containing customers’ names, dates of birth, and driver’s license or state identification numbers. None of U-Haul’s financial, payment processing or email systems were involved. U-Haul has notified impacted customers and relevant governmental authorities.

Several class action lawsuits related to the incident have been filed against U-Haul. The lawsuits have been consolidated into one action in the U.S. District Court for the District of Arizona and will be vigorously defended by the Company; however the outcome of such lawsuits cannot be predicted or guaranteed with any certainty.

Critical Accounting Estimates

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

Following is a detailed description of the accounting estimates that we deem most critical to us and that require management’s most difficult and subjective judgments. These estimates are based on historical experience, observance of trends in particular areas, information and valuations available from outside sources and on various other assumptions that are believed to be reasonable under the circumstances and which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts may differ from these estimates under different assumptions and conditions, and such differences may be material.

We also have other policies that we consider key accounting policies, such as revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective. The accounting estimates that we deem most critical to us, and involve the most difficult, subjective or complex judgments include the following:

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

Insurance reserves for Property and Casualty Insurance and U-Haul take into account losses incurred based upon actuarial estimates and are management’s best approximation of future payments.   These estimates are based upon past claims experience and current claim trends as well as social and economic conditions such as changes in legal theories and inflation.   These reserves consist of case reserves for reported losses and a provision for incurred but not reported (“IBNR”) losses, both reduced by applicable reinsurance recoverables, resulting in a net liability.

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

  Claimant longevity,
  Cost trends associated with claimant treatments,
  Changes in ceding entity and third party administrator reporting practices,
  Changes in environmental factors, including legal and regulatory,
  Current conditions affecting claim settlements, and
  Future economic conditions, including inflation.

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

There was a $2.0 million net impairment charge recorded in fiscal 2023.

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

Results of Operations

U-Haul Holding Company and Consolidated Subsidiaries

Fiscal 2023 Compared with Fiscal 2022

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2023 and fiscal 2022:

	Year Ended March 31,
	2023	2022
	(In thousands)
Self-moving equipment rentals	$3,877,917	$3,958,807
Self-storage revenues	744,492	617,120
Self-moving and self-storage products and service sales	357,286	351,447
Property management fees	37,073	35,194
Life insurance premiums	99,149	111,027
Property and casualty insurance premiums	93,209	86,518
Net investment and interest income	176,679	148,261
Other revenue	478,886	431,373
Consolidated revenue	$5,864,691	$5,739,747

Self-moving equipment rental revenues decreased $80.9 million during fiscal 2023, compared with fiscal 2022. Transactions, revenue and average miles driven per transaction decreased.   These declines were more pronounced in our one-way markets.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks, and trailers in the rental fleet.

Self-storage revenues increased $127.4 million during fiscal 2023, compared with fiscal 2022.   The average monthly number of occupied units increased by 14%, or 63,800 units during fiscal 2023 compared with the same period last year.   Over the course of the fiscal year our average revenue per occupied square foot increased 9%.   During fiscal 2023, we added approximately 6.0 million net rentable square feet, a 13% increase compared to fiscal 2022 additions.   This additional capacity consisted of approximately 1.1 million square feet of existing self-storage acquired along with 4.9 million square feet of new development.

Sales of self-moving and self-storage products and services increased $5.8 million during fiscal 2023, compared with fiscal 2022, primarily due to increased hitch and propane sales partially offset by a 1% decrease in the sales of moving supplies.

Life insurance premiums decreased $11.9 million during fiscal 2023, compared with fiscal 2022 primarily due to decreased sales of single premium life products and policy decrements in Medicare supplement.

Property and casualty insurance premiums increased $6.7 million during fiscal 2023, compared with fiscal 2022. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul moving and storage transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income increased $28.4 million during fiscal 2023, compared with fiscal 2022. Moving and Storage accounted for a $67.9 million increase due to higher yields on our short-term cash balances which are primarily invested in United States government securities. Changes in the market value of unaffiliated common stocks held at our Property and Casualty Insurance subsidiary resulted in a $16.6 million decrease. Life Insurance experienced a net decrease of $21.4 million.

Other revenue increased $47.5 million during fiscal 2023, compared with fiscal 2022, caused primarily by growth in our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2023 and 2022. The insurance companies’ years ended December 31, 2022 and 2021.

	Year Ended March 31,
	2023	2022
	(In thousands)
Moving and storage
Revenues	$5,567,714	$5,398,267
Earnings from operations before equity in earnings of subsidiaries	1,396,122	1,577,226
Property and casualty insurance
Revenues	103,512	115,043
Earnings from operations	36,570	49,780
Life insurance
Revenues	206,100	238,812
Earnings from operations	12,935	19,538
Eliminations
Revenues	(12,635)	(12,375)
Earnings from operations before equity in earnings of subsidiaries	(1,521)	(1,547)
Consolidated Results
Revenues	5,864,691	5,739,747
Earnings from operations	1,444,106	1,644,997

Total costs and expenses increased $325.8 million during fiscal 2023, compared with fiscal 2022. Operating expenses for Moving and Storage increased $345.7 million.   Repair costs associated with the rental fleet experienced a $132.9 million increase during fiscal year 2023 and personnel costs increased $97.8 million.   The increases in fleet repair costs are primarily due to additional preventative maintenance resulting from higher fleet activity over the last several years.   Also, the slower rotation of new equipment into the fleet and older equipment out of the fleet has added to the amount of preventative maintenance needed.   Personnel cost increases stem from a 12% increase in headcount on average throughout the year; the headcount variance narrowed towards the end of the year.   Other expense increases included liability costs, utilities, property taxes, non-rental equipment and building maintenance and shipping associated with U-Box transactions.

Depreciation expense associated with our rental fleet was $520.5 million and $504.2 million for fiscal 2023 and 2022, respectively.   Net gains from the disposal of rental equipment increased $32.9 million from an increase in resale values combined with additional units sold.   Depreciation expense on all other assets, largely from buildings and improvements, increased $20.6 million to $213.4 million. Net losses on the disposal or retirement of land and buildings increased $9.7 million as fiscal 2022 included a condemnation gain of $4.9 million.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $1,444.1 million for fiscal 2023, compared with $1,645.0 million for fiscal 2022.

Interest expense for fiscal 2023 was $224.0 million, compared with $167.4 million for fiscal 2022 due to an increase in our average outstanding debt of $871.6 million in fiscal 2023 compared with fiscal 2022 combined with a higher average cost of debt.

Income tax expense was $294.9 million for fiscal 2023, compared with $352.2 million for fiscal 2022. See Note 14, Provision for Taxes, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report for more information on income taxes.

Basic and diluted earnings per share of Voting Common Stock for fiscal 2023 was $5.54, compared with $7.08 for fiscal 2022.

The weighted average shares outstanding basic and diluted for Voting Common Stock were 19,607,788 for both fiscal 2023 and 2022.

Basic and diluted earnings per share of Non-Voting Common Stock for fiscal 2023 were $4.62, compared with $5.58 for fiscal 2022.

The weighted average shares outstanding basic and diluted for Non-Voting Common Stock were 176,470,092 for both fiscal 2023 and 2022.

Moving and Storage

Fiscal 2023 Compared with Fiscal 2022

Listed below are revenues for the major product lines at Moving and Storage for fiscal 2023 and fiscal 2022:

	Year Ended March 31,
	2023	2022
	(In thousands)
Self-moving equipment rentals	$3,882,620	$3,963,535
Self-storage revenues	744,492	617,120
Self-moving and self-storage products and service sales	357,286	351,447
Property management fees	37,073	35,194
Net investment and interest income	70,992	3,135
Other revenue	475,251	427,836
Moving and Storage revenue	$5,567,714	$5,398,267

Self-moving equipment rental revenues decreased $80.9 million during fiscal 2023, compared with fiscal 2022 .   Transactions, revenue and average miles driven per transaction decreased.   These declines were more pronounced in our one-way markets.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks, and trailers in the rental fleet.

Self-storage revenues increased $127.4 million during fiscal 2023, compared with fiscal 2022.   The average monthly number of occupied units increased by 14%, or 63,800 units during fiscal 2023 compared with the same period last year.   Over the course of the fiscal year our average revenue per occupied square foot increased 9%.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2023	2022
	(In thousands, except occupancy rate)
Unit count as of March 31	673	601
Square footage as of March 31	56,382	50,366
Average monthly number of units occupied	535	471
Average monthly occupancy rate based on unit count	83.4%	82.6%
Average monthly square footage occupied	46,257	41,379

During fiscal 2023, we added approximately 6.0 million net rentable square feet, a 13% increase compared to fiscal 2022 additions.   This additional capacity consisted of approximately 1.1 million square feet of existing self-storage acquired along with 4.9 million square feet of new development.

Sales of self-moving and self-storage products and services increased $5.8 million during fiscal 2023, compared with fiscal 2022, primarily due to increased hitch and propane sales partially offset by a 1% decrease in the sales of moving supplies.

Net investment and interest income increased $67.9 million during fiscal 2023, compared with fiscal 2022, due to higher yields on our short-term cash balances which are primarily invested in United States government securities.

Other revenue increased $47.4 million during fiscal 2023, compared with fiscal 2022, caused primarily by growth in our U-Box® program.

Total costs and expenses increased $350.6 million during fiscal 2023, compared with fiscal 2022. Operating expenses increased $345.7 million.   Repair costs associated with the rental fleet experienced a $132.9 million increase during fiscal year 2023 and personnel costs increased $97.8 million.   The increases in fleet repair costs are primarily due to additional preventative maintenance resulting from higher fleet activity over the last several years.   Also, the slower rotation of new equipment into the fleet and older equipment out of the fleet has added to the amount of preventative maintenance needed.   Personnel cost increases stem from a 12% increase in headcount on average throughout the year; the headcount variance narrowed towards the end of the year.   Other expense increases included liability costs, utilities, property taxes, non-rental equipment and building maintenance and shipping associated with U-Box transactions.

Depreciation expense associated with our rental fleet was $520.5 million and $504.2 million.   Net gains from the disposal of rental equipment increased $32.9 million from an increase in resale values combined with additional units sold.   Depreciation expense on all other assets, largely from buildings and improvements, increased $20.6 million to $213.4 million. Net losses on the disposal or retirement of land and buildings increased $9.7 million as fiscal 2022 included a condemnation gain of $4.9 million.

Property and Casualty Insurance

2022 Compared with 2021

Net premiums were $96.2 million and $89.7 million for the years ended December 31, 2022 and 2021, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul moving and storage transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income were $7.3 million and $25.4 million for the years ended December 31, 2022 and 2021, respectively. The main driver of the change in net investment income was the decrease in valuation of unaffiliated common stock of $16.6 million; these stocks were not sold and no actual economic losses have been recognized.

Net operating expenses were $45.0 million and $42.5 million for the years ended December 31, 2022 and 2021, respectively. The change was primarily due to an increase in commissions from higher premiums.

Benefits and losses expenses were $21.5 million and $22.4 million for the years ended December 31, 2022 and 2021, respectively. The decrease was due to favorable loss experience.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $36.6 million and $49.8 million for the twelve months ended December 31, 2022 and 2021, respectively.

Life Insurance

2022 Compared with 2021

Net premiums were $99.1 million and $111.0 million for the years ended December 31, 2022 and 2021, respectively. Medicare Supplement premiums decreased $7.2 million from policy decrements offset by premium rate increases. Life insurance premiums decreased $4.4 million. Premiums on annuity supplemental contracts decreased $0.3 million from fewer annuitizations. Deferred annuity deposits were $326.5 million or $6.0 million below the prior year and are accounted for on the balance sheet as deposits rather than premiums. The decrease in deferred annuity deposits is a result of low sales at the beginning of the year improving as the year progressed.

Net investment income was $102.4 million and $123.8 million for the years ended December 31, 2022 and 2021, respectively.  The realized loss on derivatives used as hedges to fixed indexed annuities was $12.6 million. The realized loss on bonds was $6.5 million. The change in the provision for expected credit losses resulted in a $2.9 million additional decrease to the investment income. Mortgage loan interest decreased $0.9 million from the decreased prepayment penalties. The interest on the remaining assets also decreased by $0.6 million. This was offset by a $2.1 million increase in the investment income from fixed maturities on higher asset base despite lower investment yields.

Benefits and losses incurred were $144.0 million and $164.2 million for the years ended December 31, 2022 and 2021, respectively. Interest credited to policyholders decreased $8.6 million due to a reduction in the interest credited rates on fixed indexed annuities driven by stock market fluctuations. Life benefits decreased $8.2 million due to lower death claims related to COVID-19 and lower sales due to premium adjustments that took place in late 2021. Medicare supplement benefits decreased by $3.2 million from fewer policies in force. Benefits on the annuity supplemental contracts decreased $0.2 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA“) and the value of business acquired (“VOBA”) was $27.9 million and $33.9 million for the years ended December 31, 2022 and 2021, respectively. The annuity related DAC amortization decreased $4.3 million due to realized investment gains and a completion of the amortization period on certain fixed indexed and multi-year guaranteed annuities in 2021. The decrease of $1.2 million on Life Insurance segment is from reduced policy lapses and death benefits. Medicare supplement related DAC amortization decreased $0.5 million and will continue to decrease due to a decline in the number of policies remaining in-force.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $12.5 million and $19.1 million for the years ended December 31, 2022 and 2021, respectively.

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

As of March 31, 2023, cash and cash equivalents totaled $2,060.5 million, compared with $2,704.1 million as of March 31, 2022. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (U-Haul Holding Company, U-Haul and Real Estate). As of March 31, 2023 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)

Cash and cash equivalents	$2,034,242	$11,276	$15,006
Other financial assets	428,018	446,977	2,744,196
Debt obligations (b)	6,143,350	–	–

(a) As of December 31, 2022
(b) Excludes ($35,308) of debt issuance costs

As of March 31, 2023, Moving and Storage had available borrowing capacity under existing credit facilities of $465.0 million.  The majority of invested cash at the Moving and Storage segment is held in government money market funds.  Our current forecasted debt payments for fiscal 2024 on all borrowings are $563.2 million. For detailed information regarding our debt obligations, please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements.

A summary of our consolidated cash flows for fiscal 2023, 2022 and 2021 is shown in the table below:

	Years Ended March 31,
	2023	2022	2021
	(In thousands)
Net cash provided by operating activities	$1,729,610	$1,946,235	$1,535,395
Net cash used by investing activities	(2,421,385)	(1,867,176)	(1,129,529)
Net cash provided by financing activities	59,795	1,433,155	287,353
Effects of exchange rate on cash	(11,633)	(2,089)	6,441
Net increase (decrease) in cash flow	(643,613)	1,510,125	699,660
Cash at the beginning of the period	2,704,137	1,194,012	494,352
Cash at the end of the period	$2,060,524	$2,704,137	$1,194,012

Net cash provided by operating activities decreased $216.6 million in fiscal 2023, compared with fiscal 2022.   The decrease was primarily due to reduced net earnings of $200.2 million and the payment of $106.0 million in federal income tax in fiscal 2023 compared with the receipt of $243.0 million of federal income tax refunds in fiscal 2022. Partially offsetting this was a decrease in inventory and an increase in the collection of corporate receivables.

Net cash used in investing activities increased $554.2 million in fiscal 2023, compared with fiscal 2022. Purchases of property, plant and equipment increased $587.4 million. Reinvestment in the rental fleet was less than our projection due to delays in receiving new equipment from our original equipment manufacturers during fiscal 2023; however, the level of reinvestment in the rental fleet has increased in comparison to fiscal 2022.   Cash from the sales of property, plant and equipment increased $78.1 million largely due to fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $167.2 million due to a decrease in purchases in fixed maturity investments, which was offset by a $225.0 million increase in purchases of short-term Treasury notes by Moving and Storage.

Net cash provided by financing activities decreased $1,373.4 million in fiscal 2023, as compared with fiscal 2022.   Fiscal 2022 included the borrowing of $1,200.0 million through our two private placement offerings.   Additionally, debt payments increased $364.5 million, finance lease repayments decreased $42.1 million, and dividends paid increased $4.3 million.   For Life Insurance, net annuity deposits declined $103.2 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2024 the Company will reinvest in its rental equipment fleet approximately $685 million, net of equipment sales and excluding any lease buyouts. For fiscal 2023, the Company invested, net of sales, approximately $611 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2024 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from manufacturers and the used-truck sales market. We anticipate that the fiscal 2024 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds, corporate debt and with borrowings against existing properties as they operationally mature. For fiscal 2023, the Company invested $1,341.4 million in real estate acquisitions, new construction and renovation and repair compared to $1,004.2 million in fiscal 2022.   For fiscal 2024, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and the availability of labor and materials.   We are likely to maintain a high level of real estate capital expenditures in fiscal 2024.   U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $2,025.6 million, $1,513.3 million and $904.0 million for fiscal 2023, 2022 and 2021, respectively. The components of our net capital expenditures are provided in the following table:

	Years Ended March 31,
	2023	2022	2021
	(In thousands)
Purchases of rental equipment	$1,298,955	$1,061,439	$870,106
Equipment lease buyouts	–	–	11,477
Purchases of real estate, construction and renovations	1,341,417	1,004,192	505,112
Other capital expenditures	86,595	70,906	54,780
Gross capital expenditures	2,726,967	2,136,537	1,441,475
Less: Sales of property, plant and equipment	(701,331)	(623,235)	(537,484)
Net capital expenditures	$2,025,636	$1,513,302	$903,991

Moving and Storage continues to hold significant cash and we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace, pay dividends or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance's assets are generally not available to satisfy the claims of U-Haul Holding Company, or its legal subsidiaries. For calendar year 2023, the ordinary dividend available to be paid to U-Haul Holding Company is $29.5 million. For more information, please see Note 21, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report. We believe that stockholders’ equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to U-Haul Holding Company will be restricted per state regulations.

Our Property and Casualty operating segment stockholders’ equity was $294.5 million and $296.1 million as of December 31, 2022 and 2021, respectively. The decrease in 2022 compared with 2021 resulted from net earnings of $29.8 million and a decrease in accumulated other comprehensive income of $31.4 million.   Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations including investment contract withdrawals and deposits. Life Insurance's net deposits for the year ended December 31, 2022 were $6.8 million. State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries. Oxford had a statutory net loss as of December 31, 2022, so no dividends can be distributed in calendar year 2023. For more information, please see Note 21, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Our Life Insurance operating segment stockholders’ equity was $156.4 million and $440.9 million as of December 31, 2022 and 2021, respectively. The decrease in 2022 compared with 2021 resulted from earnings of $10.0 million and a decrease in accumulated other comprehensive income of $294.5 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio.   Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of December 31, 2022, Oxford had outstanding advances of $60.0 million through its membership in the Federal Home Loan Bank (“FHLB”). For a more detailed discussion of these advances, please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided by operating activities was $1,593.7 million, $1,823.3 million and $1,428.9 million in fiscal 2023, 2022 and 2021, respectively. The decrease was primarily due to reduced net earnings of $200.2 million and the payment of $106.0 million in federal income tax in fiscal 2023 compared with the receipt of $243.0 million of federal income tax refunds in fiscal 2022. Partially offsetting this was a decrease in inventory and an increase in the collection of corporate receivables.

Property and Casualty Insurance

Net cash provided by operating activities was $36.2 million, $31.2 million, and $19.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. The increase was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $27.2 million, $41.7 million, and $12.9 million as of December 31, 2022, 2021, and 2020, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities was $99.8 million, $91.8 million and $87.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase in operating cash flows was primarily due to an increase in accounts payable due to the timing of settlements. This was offset by a decrease in investment and premium income.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. As of December 31, 2022, 2021 and 2020, cash and cash equivalents and short-term investments amounted to $15.0 million, $50.1 million and $178.1 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans including our working capital needs. We continue to hold significant cash and have access to additional liquidity to meet our anticipated capital expenditure requirements for investment in our rental fleet, rental equipment and storage acquisitions and build outs.

As a result of the federal income tax provisions of the CARES Act we have filed applicable forms with the IRS to carryback net operating losses. These refund claims total approximately $366 million, of which we have already received approximately $243 million, with the remaining amount reflected in prepaid expenses. These amounts are expected to provide us additional liquidity whenever received. It is possible future legislation could negatively impact our ability to receive these tax refunds.

Our borrowing strategy has primarily focused on asset-backed financing and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of March 31, 2023, we had available borrowing capacity under existing credit facilities of $465.0 million.   While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report.

Historically, we used certain off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information, please see Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements included in Item 8: Financial Statements and Supplementary Data, of this Annual Report. These arrangements were primarily used when our overall borrowing structure was more limited. We do not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders.

Contractual Obligations and Commercial Commitments

For contractual obligations for material cash requirements from known contractual and other obligations as part of liquidity and capital resources discussion, please see Notes 9, 10, 11, 15, 17, 18 and 19 of the Notes to Consolidated Financial Statements.   The following table provides additional detail for contractual commitments and contingencies as of March 31, 2023.

		Payment due by Period (as of March 31, 2023)
Contractual Obligations	Total	04/01/23 - 03/31/24	04/01/24 - 03/31/26	04/01/26 - 03/31/28	Thereafter
	(In thousands)
Notes and loans payable - Principal	$4,049,382	$226,105	466,487	$842,847	$2,513,943
Notes and loans payable - Interest	1,387,115	178,530	326,733	275,149	606,703
Revolving credit agreements - Principal	615,000	–	370,556	244,444	–
Revolving credit agreements - Interest	102,175	36,228	54,875	11,072	–
Finance leases - Principal	223,205	103,780	119,425	–	–
Finance leases - Interest	11,991	7,032	4,959	–	–
Finance liability - Principal	1,255,763	233,268	409,323	379,271	233,901
Finance liability - Interest	158,493	45,093	65,750	35,427	12,223
Operating lease liabilities	103,956	24,338	16,497	6,506	56,615
Property and casualty obligations (a)	110,545	23,986	23,974	10,084	52,501
Life, health and annuity obligations (b)	3,624,456	683,685	846,007	507,084	1,587,680
Self-insurance accruals (c)	335,227	95,321	127,755	65,527	46,624
Post-retirement benefit liability	23,428	1,546	3,789	4,802	13,291
Total contractual obligations	$12,000,736	$1,658,912	$2,836,130	$2,382,213	$5,123,481

(a) These estimated obligations for unpaid losses and loss adjustment expenses include case reserves for reported claims and estimates of IBNR claims and are net of expected reinsurance recoveries. The ultimate amount to settle both the case reserves and IBNR is an estimate based upon historical experience and current trends and such estimates could materially differ from actual results. The assumptions do not include future premiums. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

(b) These estimated obligations are based on mortality, morbidity, withdrawal and lapse assumptions drawn from our historical experience and adjusted for any known trends. These obligations include expected interest crediting but no amounts for future annuity deposits or premiums for life and Medicare supplement policies.  The cash flows shown above are undiscounted for interest and as a result total outflows for all years shown significantly exceed the corresponding liabilities of $2,785.3 million included in our consolidated balance sheet as of March 31, 2023. Life Insurance expects to fully fund these obligations from their invested asset portfolio. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

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

ASC 740 - Income Taxes liabilities and interest of $75.8 million is not included above due to uncertainty surrounding ultimate settlements, if any.

Fiscal 2024 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals.   Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals and is likely to increase in fiscal 2024. Revenue in the U-Move ® program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to unforeseen events including adverse economic conditions or heightened competition that is beyond our control.

With respect to our storage business, we have added new locations and expanded existing locations. In fiscal 2024, we are actively looking to complete current projects, increase occupancy in our existing portfolio of locations and acquire new locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. It is likely spending on acquisitions and new development will increase in fiscal 2024. We will continue to invest capital and resources in the U-Box ® program throughout fiscal 2024.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at March 31, 2023:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$60,347	$1,501	7/15/2022	7/15/2032	2.86%	1 Month SOFR
73,250	1,945	8/1/2022	8/1/2026	2.72%	1 Month SOFR
72,750	1,865	8/1/2022	8/31/2026	2.75%	1 Month SOFR

As of March 31, 2023, we had $821.3 million of variable rate debt obligations. Of this amount, $615.0 million is not fixed through interest rate swaps. If the Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $6.2 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

The following table illustrates the interest rate risk sensitivity of our fixed maturity portfolio as of March 31, 2023 and 2022. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Market Value of Mixed Maturity Portfolio
	As of March 31,
Change in Interest Rates (a)	2023	2022
	(In thousands)

-300bps	$3,100,972	$3,262,844
-200bps	2,970,228	3,153,114
-100bps	2,839,624	2,992,011
No change	2,709,037	2,821,092
+100bps	2,578,654	2,650,410
+200bps	2,448,348	2,479,737
+300bps	2,318,149	2,309,224

(a) In basis points

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. At December 31, 2022 and 2021, these derivative hedges had a net market value of $4.3 million and $7.5 million, with notional amounts of $465.7 million and $416.7   million, respectively. These derivative instruments are included in Investments, other; on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.0%, 5.0% and 4.6% of our revenue was generated in Canada in fiscal 2023, 2022 and 2021, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 8.    Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of U-Haul Holding Company and its consolidated subsidiaries including the notes to such statements and the related schedules are set forth on the “F” pages hereto and are incorporated by reference herein.

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

Following this discussion is the report of BDO USA, LLP, our independent registered public accounting firm, regarding its audit of U-Haul Holding Company’s internal control over financial reporting as set forth below in this section. This section should be read in conjunction with the certifications of our CEO and CFO and the BDO USA, LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Annual Report. Our Disclosure Controls are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Annual Report, our Disclosure Controls were not effective due to material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described below, there has not been any changes in the Company’s internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of March 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit function and our Finance function.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year 2023. We reviewed the results of management's assessment with the Audit Committee of our Board.

We determined a material weakness existed as management did not fully design, implement and monitor general information technology controls in the areas of program change management, user access, segregation of duties and cyber security for systems supporting substantially all of the Company’s internal control processes. A substantial portion of the Company's controls are dependent upon the information derived from the information technology systems and therefore the dependent controls were concluded to be ineffective.

Additionally, as previously reported in Item 4 of our Form 10-Q for the period ended December 31, 2022, we have a continuing material weakness over the design and implementation of controls relevant to the financial reporting process related to the calculation of earnings per share using the two-step method associated with the recently issued UHAL.B Common Stock to ensure the accuracy of amounts presented in accordance with accounting principles generally accepted in the United States of America.

With respect to the material weakness related to general information technology controls, our management, under the oversight of our Audit Committee, has begun evaluating and implementing measures designed to remediate the control deficiencies contributing to this material weakness.   These remediations measures have included or will include assessing and formalizing the design of certain information technology policies, implementing controls and procedures relating to program change management, user access, segregations of duties and cyber security for systems supporting substantially all of the Company’s internal control processes and developing monitoring controls and protocols that will allow us to timely assess the design and the operating effectiveness of the new and redesigned controls.

With respect to the material weakness related to the calculation of earnings per share using the two-step method associated with the recently issued UHAL.B Common Stock, we have redesigned the related control, conducted relevant training for personnel involve in the process and control functions and enhanced the procedures and control activity documentation.  These activities were completed in connection with our year end close process and the redesigned control operated as planned.  We expect the redesigned control to operate in future periods in order to support a conclusion of operating effectiveness.

We believe the above actions will be effective in remediating the material weaknesses described above and we will continue to devote time and attention to these remedial efforts. However, as we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above. Our remediation efforts will not be considered complete until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

U-Haul Holding Company

Reno, Nevada

Opinion on Internal Control over Financial Reporting

We have audited U-Haul Holding Company’s (the “Company’s”) internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and schedules and our report dated June 1, 2023 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment.  These material weaknesses related to management’s failure to design and maintain effective controls over financial reporting, specifically related to the following: (1) general information technology controls related to the areas of program change management, user access, segregations of duties and cyber security for systems supporting substantially all of the Company’s internal control processes and (2) financial reporting controls to ensure the accuracy of amounts presented in accordance with accounting principles generally accepted in the United States of America. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated June 1, 2023, on those consolidated financial statements.

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

June 1, 2023

Item 9B.    Other Information

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item   10.    Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to U-Haul Holding Company’s definitive proxy statement, in connection with its 2023 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the Company’s 2023 fiscal year.

The Company has a Code of Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer and principal financial officer. A copy of our Code of Ethics is posted on U-Haul Holding Company’s website at investors.uhaul.com/governance.aspx.   We intend to satisfy the disclosure requirements of Current Report on Form 8-K regarding any amendment to, or waiver from, a provision of our Code of Ethics by posting such information on the Company’s website, at the web address and location specified above, unless otherwise required to file a Current Report on Form 8-K by New York Stock Exchange rules and regulations.

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

PART IV

Item 15.    Exhibits; Financial Statement Schedules

The following documents are filed as part of this Annual Report:

Schedule V - U-Haul Holding Company and Consolidated Subsidiaries Supplemental Information (For Property-Casualty Insurance Operations)	F-71

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

Exhibits:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on June 9, 2016, file no. 1-11255
3.2	U-Haul Holding Company Certificate of Designation of Series N Non-Voting Common Stock	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2022, file no. 1-11255
3.3	Restated Bylaws of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on September 5, 2013, file no. 1-11255
3.4	Articles of Conversion/Exchange/Merger	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2022, file no. 1-11255
4.1	U-Haul Investors Club Base Indenture, dated February 14, 2011 by and between U-Haul Holding Company and U. S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255
4.2	Fourth Supplemental Indenture, dated March 15, 2011, by and among U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255
4.3	Tenth Supplemental Indenture, dated June 7, 2011 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.4	Twelfth Supplemental Indenture dated June 14, 2011 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255
4.5	Eighteenth Supplemental Indenture dated January 7, 2012 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on March 26, 2012, file no. 1-11255
4.6	Eighth Supplemental Indenture, dated April 12, 2011, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year end March 31, 2012, file no. 1-11255
4.7	Twentieth Supplemental Indenture dated September 4, 2012 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on September 4, 2012, file no. 1-11255

4.8	Twenty-first Supplemental Indenture dated January 15, 2013 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on January 15, 2013, file no. 1-11255
4.9	Twenty-second Supplemental Indenture, dated May 28, 2013 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on May 30, 2013, file no. 1-11255
4.10	Twenty-third Supplemental Indenture, dated November 26, 2013 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on November 26, 2013, file no. 1-11255
4.11	Twenty-fourth Supplemental Indenture, dated April 22, 2014 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on April 22, 2014, file no. 1-11255
4.12	Twenty-sixth Supplemental Indenture, dated September 29, 2015 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on September 29, 2015, file no. 1-11255
4.13	Twenty-seventh Supplemental Indenture, dated December 15, 2015 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on December 15, 2015, file no. 1-11255
4.14	Twenty-eighth Supplemental Indenture, dated September 13, 2016 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on September 13, 2016, file no. 1-11255
4.15	Thirty-first Supplemental Indenture, dated October 24, 2017 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on October 25, 2017, file no. 1-11255
4.16	Amended and Restated Twenty-fifth Supplemental Indenture, dated August 28, 2018 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on August 28, 2018, file no. 1-11255
4.17	Thirty-fifth Supplemental Indenture, dated March 7, 2019 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on March 7, 2019, file no. 1-11255
4.18	Amended and Restated Thirty-third Supplemental Indenture, dated May 3, 2019 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.19	Amended and Restated Thirty-fourth Supplemental Indenture, dated May 3, 2019 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.20	Thirty-sixth Supplemental Indenture, dated May 3, 2019 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255
4.21	Thirty-seventh Supplemental Indenture, dated December 10, 2019 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on December 10, 2019, file no. 1-11255

4.22	Thirty-eighth Supplemental Indenture, dated February 18, 2020 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on February 18, 2020, file no. 1-11255
4.23	Thirty-ninth, Supplemental Indenture, dated October 20, 2020 by and between U-Haul Holding Company and U.S Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on October 20, 2020, file no. 1-11255
4.24	Forty-first Supplemental Indenture, dated April 13, 2021 by and between U-Haul Holding Company and U.S Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on April 13, 2021, file no. 1-11255
4.25	Forty-second Supplemental Indenture, dated October 12, 2021, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on October 12, 2021, file no. 1-11255
4.26	Forty-fourth Supplemental Indenture, dated May 10, 2022, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on May 10, 2022 file no. 1-11255
4.27	Forty-fifth Supplemental Indenture, dated July 19, 2022, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on July 19, 2022, file no. 1-11255
4.28	Forty-sixth Supplemental Indenture, dated September 27, 2022, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on September 27, 2022, file no. 1-11255
4.29

Series UIC-9K, 10K, 11K, 12K, 13K, 14K and 15K Amendment to the Amendment to the Amended and Restated Forty-second Supplement Indenture and Pledge and Security Agreement dated September 27, 2022 by and between U-Haul Holding Company and U.S. Bank Trust Company, National Association as successor in interest to U. S Bank National Association, as trustee

Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on September 27, 2022 file no. 1-11255.
4.30	Forty-seventh Supplemental Indenture, dated December 20, 2022, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on December 20, 2022, file no. 1-11255
4.31	Forty-eighth Supplemental Indenture, dated February 21, 2023, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on February 21, 2023, file no. 1-11255
4.32	Description of Registered Securities	Filed herewith
10.1	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255
10.2	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255

10.3	Property Management Agreement	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255
10.4	U-Haul Dealership Contract between U-Haul Leasing & Sales Co., and U-Haul Moving Partners, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.5	Property Management Agreement between Mercury Partners, LP, Mercury 99, LLC and U-Haul Self-Storage Management (WPC), Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, file no. 1-11255
10.6	Amended and Restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.7	Amended and Restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.8	Amended and Restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.9	Amended and Restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.10	Amended and Restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.11	Amended and Restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.12	Amended and Restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.13	Amended and Restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.14	Amended and Restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.15	Amended and Restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255
10.16	Amended and Restated Property Management Agreement among Eighteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.17	Amended and Restated Property Management Agreement among Twenty SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.18	Amended and Restated Property Management Agreement among Twenty-One SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.19	Amended and Restated Property Management Agreement among Twenty-Two SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.20	Amended and Restated Property Management Agreement among Twenty-Three SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.21	Amended and Restated Property Management Agreement among Twenty-Four SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.22	Amended and Restated Property Management Agreement among Twenty-Five SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.23	Amended and Restated Property Management Agreement among Twenty-Six SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.24	Amended and Restated Property Management Agreement among Twenty-Seven SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.25	Amended and Restated Property Management Agreement among Three-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.26	Amended and Restated Property Management Agreement among Three-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255

10.27	Amended and Restated Property Management Agreement among Three-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.28	Amended and Restated Property Management Agreement among Three-D SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.29	Amended and Restated Property Management Agreement among Galaxy Storage One, LP and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255
10.30	U-Haul Dealership Contract Addendum	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255
10.31

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

Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on August 14, 2015, file no. 1-11255
10.32	Property Management Agreement dated December 11, 2014 between Three SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.33	Property Management Agreement dated December 16, 2014 among Galaxy Storage Two, L.P. and certain subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.34	Property Management Agreement dated June 25, 2015 among 2015 SAC Self-Storage, LLC and certain subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.35	Property Management Agreement dated March 21, 2016 among Five SAC RW, LLC and certain subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255
10.36	Property Management Agreement among Six-SAC Self-Storage Corporation and certain subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on June 27, 2016, file no. 1-11255
10.37	Stockholder Agreement dated September 12, 2016, between Edward J. Shoen, Mark V. Shoen, Foster Road LLC, Willow Grove Holdings LP, Blackwater Investments, Inc. and SAC Holdings Corporation	Incorporated by reference to Exhibit 99.1, filed with the Schedule 13-D/A, filed on September 12, 2016, file number 5-39669
10.38	2016 Stock Option Plan (Shelf Stock Option Plan)*	Incorporated by reference to Exhibit C to Definitive Proxy for the Special Meeting of Stockholders filed on April 20, 2016

10.39

Credit Agreement, dated as of September 1, 2017 by and among U-Haul Holding Company, as the Borrower, Bank of America, N.A., as Agent for all Lenders, and the financial institutions party thereto from to time as, Lenders.

Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on September 7, 2017, file no. 1-11255
10.40	Template Dealership Contract	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.41	Amended and Restated U-Haul Holding Company Employee Savings and Profit and Sharing Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.42	Amendment to the Amended and Restated U-Haul Holding Company Employee Savings and Profit and Sharing Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.43	Amended and Restated U-Haul Holding Company Employee Stock Ownership Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.44	Amendment to the Amended and Restated U-Haul Holding Company Employee Stock Ownership Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255
10.45	Note Purchase Agreement, dated September 29, 2021, among U-Haul Holding Company and the purchasers named therein.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255
10.46	Form of U-Haul Holding Company 2.43% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255
10.47	Form of U-Haul Holding Company 2.51% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255
10.48	Form of U-Haul Holding Company 2.63% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255
10.49	Form of U-Haul Holding Company 2.78% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255
10.50	Note Purchase Agreement, dated December 2, 2021, among U-Haul Holding Company and the purchasers named therein .	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
10.51	Form of U-Haul Holding Company 2.55% Senior Note, Series A due January 27, 2030	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.52	Form of U-Haul Holding Company 2.60% Senior Note, Series B due January 27, 2031	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
10.53	Form of U-Haul Holding Company 2.68% Senior Note, Series C due January 27, 2032	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
10.54	Form of U-Haul Holding Company 2.73% Senior Note, Series D due January 27, 2033	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
10.55	Form of U-Haul Holding Company 2.88% Senior Note, Series E due January 27, 2035	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255
14	Code of Ethics	Filed herewith
21	Subsidiaries of U-Haul Holding Company	Filed herewith
23.1	Consent of BDO USA, LLP	Filed herewith
24	Power of Attorney	Refer to signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Indicates management plan or compensatory arrangement.

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

U-Haul Holding Company

Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of U-Haul Holding Company (the “Company”) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023 , in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 1 , 2023 expressed an adverse opinion thereon.

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

Valuation of Future Policy Benefits (Oxford)

As discussed in Notes 3 and 17 to the consolidated financial statements, the Company’s life insurance subsidiary (“Oxford”)’s insurance reserves for liabilities for future policy benefits (“policy reserves”) were $386.8 million as of December 31, 2022. Policy reserves are related to life and health insurance policies and are determined by management utilizing the net premium valuation methodology and are accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to policyholders and related expenses less the present value of future net premiums, is estimated using assumptions applicable at the time the insurance contracts are written, with provisions for the risk of adverse deviation, as appropriate. The Company periodically performs a gross premium valuation and reviews original assumptions, including capitalized expenses which reduce the gross premium valuation, to evaluate whether assets and the liabilities are adequate and whether a loss should be recognized.

We identified the valuation of policy reserves as a critical audit matter. Specifically, the evaluation includes the significant and complex management judgments and assumptions related to mortality experience, policy lapses and surrenders, assets yields and expenses, and interest rate yields. Management specialists in actuarial methods are utilized to evaluate the valuation of policy reserves to determine whether loss recognition is required. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

  Testing the completeness and accuracy of a selection of policy and claims data used by the Company’s actuary and agreeing it to relevant supporting documentation.

  Utilizing a specialist with knowledge and skill in actuarial methods to assist in (i) assessing the appropriateness of the methodology and assumptions used by management in the gross premium valuation methodologies and (ii) evaluating the applicability of the assumptions and sources of management’s calculation at the time the insurance contracts were written and evaluating whether loss recognition is warranted; and (iii) developing an independent estimate of the liabilities for future benefits using Company policy data and comparing this independent estimate to management’s recorded estimate for reasonableness.

Reserve for Property & Casualty Losses and Loss Adjustment Expenses (Repwest)

As described in Notes 3 and 17 to the consolidated financial statements, the Company’s property and casualty insurance subsidiaries recorded $151.9 million at December 31, 2022 of reserves for unpaid property and casualty (“P&C”) losses and loss adjustment expenses to provide for the estimated costs of paying claims under insurance policies written by the Company. These reserves for P&C losses and loss adjustment expenses are recorded in the consolidated balance sheets within policy benefits and losses, claims and loss expenses payable. These reserves include estimates for both claims that have been reported and claims that have been incurred but not reported and include estimates of all losses and loss adjustment expenses associated with processing and settling these claims. The estimation process is based on past claims experience and current claim trends and involves a variety of actuarial techniques that analyze experience, trends, and other relevant factors. The subjectivity and uncertainty of estimating the ultimate cost to settle the liabilities for reported and unreported claims is caused by various factors including, frequency and severity of claims, economic conditions such as the legal, regulatory, judicial, inflation and social environment, policy pricing including terms and conditions, as well as changes in the claims handling process.

We identified the valuation of the P&C losses and loss adjustment expense as a critical audit matter. Significant and complex management judgments and assumptions, including the use of management specialists in actuarial methods, is required to evaluate past claims experience and current claim trends, including expected length of claims and cost trends associated with claimant treatments. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

  Testing the completeness and accuracy of a selection of claims data used by the Company’s actuary and agreeing it to relevant supporting documentation.

  Utilizing personnel with specialized knowledge and skill in actuarial methods to assist in assessing the appropriateness of the methodology and the assumptions used by management’s actuary including (i) performing a retrospective review of the prior year reserve estimate against actual performance, and (ii) evaluating the reasonableness of actuarial methods and key underlying assumptions through testing of the actuarial models used to develop the estimate recorded by management.

Self-Insurance Reserves (U-Haul)

As described in Note 3 to the consolidated financial statements, U-Haul retains the insurance risk for certain general liability programs related to its moving operations, which is referred to as self-insurance. The estimated liabilitiy as of March 31, 2023 was $334.3 million and was recorded in the consolidated balance sheets within policy benefits and losses, claims and loss expenses payable.

We identified the valuation of self-insurance liability as a critical audit matter. The estimation process involves actuarial expertise to evaluate the actuarial methods and assumptions that are used to estimate future claim payments. Specifically, the evaluation includes the significant and complex judgments and assumptions related to loss development factors and expected loss ratios which are primarily driven by historical claims paid and incurred data. Management specialists in actuarial methods are utilized to evaluate the valuation of self-insurance liability. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

  Testing the completeness and accuracy of a selection of policy and claims data used by the Company’s actuary and agreeing it to relevant supporting documentation.

  Utilizing personnel with specialized knowledge and skill in actuarial methods to (i) assist in assessing the appropriateness of the actuarial methods, (ii) evaluating the Company’s actuarial estimates and assumptions related to the loss development factors and expected loss rates by comparing them to the Company’s historical data and trends and (iii) developing an independent estimate of the self-insurance reserve using Company policy data and comparing this independent estimate to management’s recorded estimate for reasonableness.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2003.

Phoenix, Arizona

June 1, 2023

U-Haul Holding Company and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2023	2022
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,060,524	$2,704,137
Reinsurance recoverables and trade receivables, net	189,498	229,343
Inventories and parts, net	151,474	158,888
Prepaid expenses	241,711	236,915
Investments, fixed maturities and marketable equities	2,770,394	2,893,399
Investments, other	575,540	543,755
Deferred policy acquisition costs, net	152,377	103,828
Other assets	51,052	60,409
Right of use assets - financing, net	474,765	620,824
Right of use assets - operating, net	58,917	74,382
Related party assets	48,308	47,851
	6,774,560	7,673,731
Property, plant and equipment, at cost:
Land	1,537,206	1,283,142
Buildings and improvements	7,088,810	5,974,639
Furniture and equipment	928,241	846,132
Rental trailers and other rental equipment	827,696	615,679
Rental trucks	5,278,340	4,638,814
	15,660,293	13,358,406
Less: Accumulated depreciation	(4,310,205)	(3,732,556)
Total property, plant and equipment, net	11,350,088	9,625,850
Total assets	$18,124,648	$17,299,581
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$761,039	$677,785
Notes, loans and finance leases payable, net	6,108,042	6,022,497
Operating lease liabilities	58,373	74,197
Policy benefits and losses, claims and loss expenses payable	875,034	890,254
Liabilities from investment contracts	2,398,884	2,336,238
Other policyholders' funds and liabilities	8,232	10,812
Deferred income	52,282	49,157
Deferred income taxes, net	1,334,427	1,286,149
Total liabilities	11,596,313	11,347,089

Commitments and contingencies (Notes 9 and 19)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding as of March 31, 2023 and 2022	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding as of March 31, 2023 and 2022	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding as of March 31, 2023 and 2022	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding as of March 31, 2023 and 2022	10,497	10,497
Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized
Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized;
176,470,092 and zero shares issued and outstanding, respectively	176	–
Additional paid-in capital	453,643	453,819
Accumulated other comprehensive income (loss)	(267,046)	46,384
Retained earnings	7,008,715	6,119,442
Cost of common shares in treasury, net (22,377,912 shares as of March 31, 2023 and 2022)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares as of March 31, 2023 and 2022)	(151,997)	(151,997)
Total stockholders' equity	6,528,335	5,952,492
Total liabilities and stockholders' equity	$18,124,648	$17,299,581

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2023	2022	2021
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rentals	$3,877,917	$3,958,807	$3,083,317
Self-storage revenues	744,492	617,120	477,262
Self-moving and self-storage products and service sales	357,286	351,447	344,929
Property management fees	37,073	35,194	31,603
Life insurance premiums	99,149	111,027	121,609
Property and casualty insurance premiums	93,209	86,518	68,779
Net investment and interest income	176,679	148,261	122,938
Other revenue	478,886	431,373	291,548
Total revenues	5,864,691	5,739,747	4,541,985

Costs and expenses:
Operating expenses	3,024,547	2,676,541	2,187,684
Commission expenses	416,315	429,581	329,609
Cost of sales	263,026	259,585	214,059
Benefits and losses	165,553	186,647	179,512
Amortization of deferred policy acquisition costs	27,924	33,854	28,293
Lease expense	30,829	29,910	28,470
Depreciation, net of gains on disposals of ($247,084, $214,203 and $54,071 respectively)	486,795	482,752	609,930
Net (gains) losses on disposal of real estate	5,596	(4,120)	3,281
Total costs and expenses	4,420,585	4,094,750	3,580,838

Earnings from operations	1,444,106	1,644,997	961,147
Other components of net periodic benefit costs	(1,216)	(1,120)	(987)
Interest expense	(223,958)	(167,424)	(163,502)
Fees on early extinguishment of debt	(1,009)	(956)	–
Pretax earnings	1,217,923	1,475,497	796,658
Income tax expense	(294,925)	(352,211)	(185,802)
Net earnings available to common stockholders	$922,998	$1,123,286	$610,856
Basic and diluted earnings per share of Common Stock	$5.54	$7.08	$5.37
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$4.62	$5.58	$2.87
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092	176,470,092

Related party revenues for fiscal 2023, 2022 and 2021, net of eliminations, were $37.1 million, $35.2 million and $31.6 million, respectively.

Related party costs and expenses for fiscal 2023, 2022, and 2021, net of eliminations, were $90.5 million, $90.7 million and $71.8 million, respectively.

Please see Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and Consolidated Subsidiaries

Consolidated statements of comprehensive income (loss)

Fiscal Year Ended March 31, 2023	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$1,217,923	$(294,925)	$922,998
Other comprehensive income:
Foreign currency translation	(782)	–	(782)
Unrealized net loss on investments	(405,144)	85,954	(319,190)
Change in fair value of cash flow hedges	6,672	(1,639)	5,033
Amounts reclassified into earnings on hedging activities	(772)	190	(582)
Change in postretirement benefit obligations	2,772	(681)	2,091
Total other comprehensive (loss) income	(397,254)	83,824	(313,430)

Total comprehensive income (loss)	$820,669	$(211,101)	$609,568

Fiscal Year Ended March 31, 2022	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$1,475,497	$(352,211)	$1,123,286
Other comprehensive income:
Foreign currency translation	(2,828)	–	(2,828)
Unrealized net loss on investments	(78,452)	15,826	(62,626)
Change in fair value of cash flow hedges	605	(148)	457
Amounts reclassified into earnings on hedging activities	3,948	(970)	2,978
Change in postretirement benefit obligations	2,049	(503)	1,546
Total other comprehensive income (loss)	(74,678)	14,205	(60,473)

Total comprehensive income (loss)	$1,400,819	$(338,006)	$1,062,813

Fiscal Year Ended March 31, 2021	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$796,658	$(185,802)	$610,856
Other comprehensive income:
Foreign currency translation	(5,694)	–	(5,694)
Unrealized net gain on investments	96,170	(19,201)	76,969
Change in fair value of cash flow hedges	(569)	140	(429)
Amounts reclassified into earnings on hedging activities	3,640	(894)	2,746
Change in postretirement benefit obligations	(1,838)	451	(1,387)
Total other comprehensive income (loss)	91,709	(19,504)	72,205

Total comprehensive income (loss)	$888,367	$(205,306)	$683,061

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

Description	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2020	$10,497	$–	$453,819	$34,652	$4,466,611	$(525,653)	$(151,997)	$4,287,929
Adjustment for adoption of Topic 326	–	–	–	–	(2,880)	–	–	(2,880)
Foreign currency translation	–	–	–	(5,694)	–	–	–	(5,694)
Unrealized net gain on investments, net of tax	–	–	–	76,969	–	–	–	76,969
Change in fair value of cash flow hedges, net of tax	–	–	–	(429)	–	–	–	(429)
Amounts reclassified into earnings on hedging activities	–	–	–	2,746	–	–	–	2,746
Change in postretirement benefit obligations, net of taxes	–	–	–	(1,387)	–	–	–	(1,387)
Net earnings	–	–	–	–	610,856	–	–	610,856
Common stock dividends: ($2.50 per share for fiscal 2021)	–	–	–	–	(49,019)	–	–	(49,019)
Net activity	–	–	–	72,205	558,957	–	–	631,162
Balance as of March 31, 2021	$10,497	$–	$453,819	$106,857	$5,025,568	$(525,653)	(151,997)	$4,919,091
Foreign currency translation	–	–	–	(2,828)	–	–	–	(2,828)
Unrealized net loss on investments, net of tax	–	–	–	(62,626)	–	–	–	(62,626)
Change in fair value of cash flow hedges, net of tax	–	–	–	457	–	–	–	457
Amounts reclassified into earnings on hedging activities	–	–	–	2,978	–	–	–	2,978
Change in postretirement benefit obligations, net of taxes	–	–	–	1,546	–	–	–	1,546
Net earnings	–	–	–	–	1,123,286	–	–	1,123,286
Common stock dividends: ($1.50 per share for fiscal 2022)	–	–	–	–	(29,412)	–	–	(29,412)
Net activity	–	–	–	(60,473)	1,093,874	–	–	1,033,401
Balance as of March 31, 2022	$10,497	$–	$453,819	$46,384	$6,119,442	$(525,653)	$(151,997)	$5,952,492
Common stock dividend	–	176	(176)	–	–	–	–	–
Foreign currency translation	–	–	–	(782)	–	–	–	(782)
Unrealized net loss on investments, net of tax	–	–	–	(319,190)	–	–	–	(319,190)
Change in fair value of cash flow hedges, net of tax	–	–	–	5,033	–	–	–	5,033
Amounts reclassified into earnings on hedging activities	–	–	–	(582)	–	–	–	(582)
Change in postretirement benefit obligations, net of taxes	–	–	–	2,091	–	–	–	2,091
Net earnings	–	–	–	–	922,998	–	–	922,998
Common stock dividends: ($1.00 per share for fiscal 2023)	–	–	–	–	(19,608)	–	–	(19,608)
Series N Non-Voting Common Stock dividends: ($0.08 per share for fiscal 2023)	–	–	–	–	(14,117)	–	–	(14,117)
Net activity	–	176	(176)	(313,430)	889,273	–	–	575,843
Balance as of March 31, 2023	$10,497	$176	$453,643	$(267,046)	$7,008,715	$(525,653)	$(151,997)	$6,528,335

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul HOlding Company and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net earnings	$922,998	$1,123,286	$610,856
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	733,879	696,955	664,001
Amortization of deferred policy acquisition costs	27,924	33,854	28,293
Amortization of premiums and accretion of discounts related to investments, net	20,066	19,749	14,229
Amortization of debt issuance costs	7,087	5,659	5,948
Interest credited to policyholders	55,822	64,692	55,321
Provision for allowance (recoveries) for losses on trade receivables, net	(4,860)	4,227	1,206
Provision for allowance for inventories and parts reserves	9,490	15,235	1,298
Net gains on disposal of personal property	(247,084)	(214,203)	(54,071)
Net (gains) losses on disposal of real estate	5,596	(4,120)	3,281
Net (gains) losses on sales of investments	8,300	(11,872)	(10,058)
Net (gains) losses on equity investments	9,091	(7,837)	(394)
Deferred income taxes, net	131,754	101,091	68,411
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	44,714	(9,187)	(39,516)
Inventories and parts	(2,225)	(68,536)	(5,775)
Prepaid expenses	(5,575)	232,342	94,359
Capitalization of deferred policy acquisition costs	(25,202)	(32,626)	(36,162)
Other assets and Right of use assets - operating, net	16,027	15,349	44,251
Related party assets	(544)	(10,357)	(487)
Accounts payable and accrued expenses and operating lease liabilities	34,263	10,514	78,718
Policy benefits and losses, claims and loss expenses payable	(13,708)	(19,692)	(1,992)
Other policyholders' funds and liabilities	(2,580)	(1,608)	2,230
Deferred income	5,137	5,399	11,388
Related party liabilities	(760)	(2,079)	60
Net cash provided by operating activities	1,729,610	1,946,235	1,535,395

Cash flows from investing activities:
Escrow deposits	9,298	(9,328)	(5,221)
Purchase of:
Property, plant and equipment	(2,723,901)	(2,136,537)	(1,441,475)
Short term investments	(60,037)	(74,418)	(69,929)
Fixed maturity investments	(563,452)	(627,326)	(606,233)
Equity securities	(4,932)	(19,299)	(962)
Preferred stock	–	(8,000)	(16,144)
Real estate	(8,685)	(261)	(622)
Mortgage loans	(204,579)	(158,147)	(158,071)
Proceeds from sales and paydowns of:
Property, plant and equipment	701,331	623,235	537,484
Short term investments	74,457	51,591	69,718
Fixed maturity investments	196,635	360,937	529,239
Equity securities	1,286	2,046	207
Preferred stock	–	2,000	2,700
Real estate	–	113	255
Mortgage loans	161,194	126,218	29,525
Net cash used by investing activities	(2,421,385)	(1,867,176)	(1,129,529)
	Page 1 of 2

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of cash flows (continued)

	Years Ended March 31,
	2023	2022	2021
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	$1,017,898	$1,969,474	$922,008
Principal repayments on credit facilities	(801,994)	(437,506)	(662,588)
Payment of debt issuance costs	(5,237)	(13,156)	(5,793)
Finance lease payments	(124,188)	(166,262)	(221,247)
Securitization deposits	217	–	–
Common stock dividends paid	(19,608)	(29,412)	(49,019)
Series N Non-Voting Common Stock dividends paid	(14,117)	–	–
Investment contract deposits	341,483	347,520	517,856
Investment contract withdrawals	(334,659)	(237,503)	(213,864)
Net cash provided by financing activities	59,795	1,433,155	287,353

Effects of exchange rate on cash	(11,633)	(2,089)	6,441

Increase (decrease) in cash and cash equivalents	(643,613)	1,510,125	699,660
Cash and cash equivalents at the beginning of year	2,704,137	1,194,012	494,352
Cash and cash equivalents at the end of year	$2,060,524	$2,704,137	$1,194,012

	Page 2 of 2

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements

1.Basis of Presentation

U-Haul Holding Company, a Nevada Corporation, formerly known as AMERCO (“U-Haul Holding Company”), has a fiscal year that ends on the 31 st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31 st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2022, 2021 and 2020 correspond to fiscal 2023, 2022 and 2021 for U-Haul Holding Company.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars.   Please see Note 3, Accounting Policies – Adoption of New Accounting Pronouncements, of the Notes to Consolidated Financial Statements.

Note 2. Principles of Consolidation

We apply Accounting Standards Codification (“ASC”) 810 - Consolidation (“ASC 810”) in our principles of consolidation. ASC 810 addresses arrangements where a company does not hold a majority of the voting or similar interests of a variable interest entity (“VIE”). A company is required to consolidate a VIE if it has determined it is the primary beneficiary, which is the entity with the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation to absorb the majority of the losses or benefits. ASC 810 also addresses the policy when a company owns a majority of the voting or similar rights and exercises effective control.

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

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, which are consolidated under the voting interest model. Intercompany accounts and transactions have been eliminated.

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

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Moving and Storage includes U-Haul Holding Company, U-Haul, and Real Estate and the wholly-owned subsidiaries of U-Haul and Real Estate. Operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, and the rental of fixed and portable moving and storage units to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul ® throughout the United States and Canada.

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $ 250,000 . Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $ 100,000 CAD per account. As of March 31, 2023 and March 31, 2022, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

Investments

Fixed Maturities and Marketable Equities. Fixed maturity investments consist of either marketable debt, equity or redeemable preferred stocks. As of the balance sheet dates, all of our investments in these securities were classified as available-for-sale. Available-for-sale investments are reported at fair value, with unrealized gains or losses recorded net of taxes and applicable adjustments to accumulated other comprehensive income (loss) in stockholders’ equity.  For available-for-sale debt securities in an unrealized loss position, we first assess whether the security is below investment grade. For securities that are below investment grade, we evaluate whether the decline in fair value has resulted from credit losses or other factors such as the interest rate environment. Declines in value due to credit are recognized as an allowance. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse market conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, cumulative default rates based on ratings are used to determine the potential cost of default, by year. The present value of these potential costs is then compared to the amortized cost of the security to determine the credit loss, limited by the amount that the fair value is less

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

  than the amortized cost basis.

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

Accrued Interest Receivable

Accrued interest receivables on available-for-sale securities totaled $29.6 million and $28.7 million as of December 31, 2022 and 2021, respectively and are excluded from the estimate of credit losses.

We have elected not to measure an allowance on accrued interest receivables as our practice is to write off the uncollectible balance that are 90 days or more past due. Furthermore, we have elected to write off accrued interest receivables by reversing interest income.

Derivative Financial Instruments

Our objective for holding derivative financial instruments is to manage interest rate risk exposure primarily through entering interest rate swap agreements and call options. We do not enter into these instruments for trading purposes. Counterparties to the interest rate swap agreements are major financial institutions. We have elected to apply hedge accounting to our derivatives. Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Derivatives are recognized at fair value on the balance sheet and are classified as prepaid expenses (asset) or accrued expenses (liability). Derivatives that are not designated as cash flow hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a cash flow hedge, changes in its fair value will be recorded in accumulated other comprehensive income (loss) (“AOCI”), upon the maturity of the hedge relationship, amounts remaining in AOCI are released to earnings. When the cash flow hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is recognized in interest expense over the remaining life. See Note 11, Derivatives, of the Notes to Consolidated Financial Statements.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Inventories and parts, net

Inventories and parts, net were as follows:

	March 31,
	2023	2022
	(In thousands)
Truck and trailer parts and accessories (a)	$150,319	$148,237
Hitches and towing components (b)	30,927	32,508
Moving supplies and propane (b)	18,222	16,623
Subtotal	199,468	197,368
Less: LIFO reserves	(47,065)	(37,400)
Less: excess and obsolete reserves	(929)	(1,080)
Total	$151,474	$158,888

(a) Primarily held for internal usage, including equipment manufacturing and repair
(b) Primarily held for retail sales

Inventories consist primarily of truck and trailer parts and accessories used to manufacture and repair rental equipment as well as products and accessories available for retail sale. Inventory is held at our owned locations; our independent dealers do not hold any of our inventory. Inventories are stated at the lower of cost or net realizable value.

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 94 % and 93 % of the total inventories for March 31, 2023 and 2022, respectively. Had we utilized the first-in first-out method (“FIFO”), stated inventory balances would have been $ 47.1 million and $ 37.4 million higher as of March 31, 2023 and 2022, respectively. In fiscal 2023, 2022 and 2021, the negative effect on income due to liquidation of a portion of the LIFO inventory was $ 1.6 million, $ 0.1 million and $ 0.4 million, respectively.

Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense, if any, incurred during the initial construction of buildings is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years and buildings and non-rental equipment 3-55 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment, other than real estate (“personal property”), are netted against depreciation expense when realized. The net amount of gains, netted against depreciation expense, were $ 247.1 million, $ 214.2 million and $ 54.1 million during fiscal 2023, 2022 and 2021, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

We regularly perform reviews to determine whether facts and circumstances exist which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable or that the useful life of assets are shorter or longer than originally estimated. Reductions in residual values (i.e., the price at which we ultimately expect to dispose of revenue earning equipment) or useful lives will result in an increase in depreciation expense over the remaining life of the equipment. Reviews are performed based on vehicle class, generally the subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

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

In addition to our property, plant and equipment, we had real estate held for future development or use of $ 72.2 million and $ 67.8 million for fiscal 2023 and 2022, respectively, which is included in Investments, other and are held at cost.

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

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). To adjust the historical loss rates to reflect the effects of these differences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk.   Management estimated the loss rate at approximately 4% and 6% as of March 31, 2023 and 2022, respectively. Management developed this estimate based on its knowledge of past experience. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category.

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

The allowance for expected credit losses on trade receivables were $3.8 million and $8.6 million as of March 31, 2023 and 2022, respectively.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Notes and mortgage receivables include accrued interest and are reduced by discounts and amounts considered by management to be uncollectible.

Policy Benefits and Losses, Claims and Loss Expenses Payable

Liabilities for future policy benefits related to life insurance, medical supplement insurance, and deferred annuities are determined by management utilizing the net premium valuation methodology and are accrued when premium revenue is recognized. The liability, which represents the present value of future benefits to be paid to policyholders and related expenses less the present value of future net premiums, is estimated using assumptions applicable at the time the insurance contracts are written, with provisions for the risk of adverse deviation, as appropriate. Assumptions include expected mortality and morbidity experience, policy lapses and surrenders, current asset yields and expenses, and expected interest rate yields. The Company periodically performs a gross premium valuation and reviews original assumptions, including capitalized expenses which reduce the gross premium valuation, to evaluate whether the assets and liabilities are adequate and whether a loss reserve should be recognized. Liabilities for health, disability and other policies include estimates of payments to be made on insurance claims for reported losses and estimates of IBNR losses. Oxford’s liabilities for deferred annuity contracts consist of contract account balances that accrue to the benefit of the policyholders. The consolidated balance sheets include $386.8 million and $399.0 million of liabilities related to these programs as of December 31, 2022 and 2021, respectively.

Oxford’s liabilities for fixed rate deferred annuities and fixed equity indexed annuities are reported on the balance sheet as liabilities from investment contracts. These liabilities do not subject the Company to significant mortality or morbidity risk and are stated at the account balance of the policyholder. The consolidated balance sheets include $2,398.9 million and $2,336.2 million of liabilities for these contracts as of December 31, 2022 and 2021, respectively.

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
  Changes in ceding entity and third-party administrator reporting practices;
  Changes in environmental factors including legal and regulatory;
  Current conditions affecting claim settlements; and
  Future economic conditions, including inflation.

We have reserved each claim based upon the accumulation of current claim costs projected through each claimant’s life expectancy and then adjusted for applicable reinsurance arrangements.  Management reviews each claim bi-annually, or more frequently if there are changes in facts or circumstances, to determine if the estimated life-time claim costs have increased and then adjusts the reserve estimate accordingly at that time.  We have factored in an estimate of what the potential cost

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

  increases could be in our IBNR liability.   We have not assumed settlement of the existing claims in calculating the reserve amount, unless it is in the final stages of completion.

Continued increases in claim costs, including medical inflation and new treatments and medications could lead to future adverse development resulting in additional reserve strengthening.   Conversely, settlement of existing claims or if injured workers return to work or expire prematurely, could lead to future positive development.

Self-Insurance Reserves

U-Haul retains the risk for certain public liability and property damage programs related to our rental equipment. The consolidated balance sheets include $335.2 million and $330.9 million of liabilities related to these programs as of March 31, 2023 and 2022, respectively. These liabilities are recorded in policy benefits and losses, claims and loss expenses payable. Management takes into account losses incurred based upon actuarial estimates, past experience, current claim trends, as well as social and economic conditions. In the current year, management determined that an adjustment to the self-insurance reserve balance was necessary, as a result of an identification of an inappropriate approach taken that did not adequately consider all applicable inputs in determining the estimate. Upon analysis, this adjustment was considered to not impact the previous years’ income statement presented and as such, management recorded a reduction of the self-insurance reserve by $88 million, net of $20.8 million of tax effect, resulting in an increase to retained earnings of $67.2 million as of March 31, 2022 and 2021. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

Additionally, as of March 31, 2023 and 2022, the consolidated balance sheets include liabilities of $ 21.6 million and $ 19.7 million, respectively, related to medical plan benefits we provide for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of IBNR claims. These amounts are recorded in Accounts payable and accrued expenses on the consolidated balance sheets.

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

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Lessee

We determine if an arrangement is a lease at inception. Operating leases, which are comprised primarily of storage rental locations, with lease terms up to 88 years, except for our easements which are indefinite in term, are included in ROU assets – operating, net and operating lease liabilities in our consolidated balance sheets. Finance leases, which are comprised primarily of rental equipment leases, with primarily 7-year terms are included in ROU assets - financing, net, and notes, loans and finance leases payable, net in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the expected remaining lease term. We use our incremental borrowing rate based on information available at commencement date, including the rate for a fully collateralized loan that can either be fully amortized or financed with a residual at the end of the lease term, for a borrower with similar credit quality in order to determine the present value of lease payments. Our lease terms may include options to extend or terminate the lease, which are included in the calculation of ROU assets when it is reasonably certain that we will exercise those options. Covenants include the Company’s responsibilty for all maintenance and repairs during the term of the agreement. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are generally not accounted for separately. Additionally, for certain leases, we apply a portfolio approach to account for the operating lease ROU assets and liabilities as the leases are similar in nature and have nearly identical contract provisions.

Our equipment sale/leaseback transactions do not qualify as a sale.   New sale leaseback transactions that fail to qualify as a sale are accounted for as a financial liability. Please see Note 18, Leases, of the Notes to Consolidated Financial Statements.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $ 11.1 million, $ 13.7 million and $ 18.0 million in fiscal 2023, 2022 and 2021, respectively and are included in operating expenses.

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

Starting in fiscal 2014, new annuity contract holders were provided with a sales inducement in the form of a premium bonus (the “Sales Inducement Asset”).   Sales inducements are recognized as an asset with a corresponding increase to the policyholder liability and are amortized in a similar manner to deferred policy acquisition costs (“DAC”).   As of December 31, 2022 and 2021, the Sales Inducement Asset included with DAC amounted to $ 16.6 million and $ 15.7 million, respectively on the consolidated balance sheet and amortization expense totaled $ 3.7 million, $ 4.7 million and $ 4.3 million for the periods ended December 31, 2022, 2021 and 2020, respectively.

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

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Income Taxes

U-Haul Holding Company files a consolidated tax return with all of its legal subsidiaries. The provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

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

Earnings Per Share

See Note 4, Earnings Per Share, of the Notes to Consolidated Financial Statements.

Comprehensive Income (Loss)

Comprehensive income (loss), on a tax effected basis, consists of net earnings, foreign currency translation adjustments, unrealized gains and losses on investments, the change in fair value of cash flow hedges and the change in postretirement benefit obligations.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ( ” FASB ”) issued Accounting Standards Update (“ASU“) 2018-12, Financial Services-Insurance (Topic 944):   Targeted Improvements to the Accounting for Long-Duration Contracts . The updated accounting guidance requires changes to the measurement and disclosure of long-duration contracts. For the Company, this includes all life insurance products, annuities, Medicare Supplement products and our long-term care business. Entities will be required to review, and update if there is a change, cash flow assumptions (including morbidity and persistency) at least annually, and to update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in the Company's results of operations and the effect of changes in discount rate assumptions will be recorded in other comprehensive income.

Oxford will adopt the new guidance effective January 1, 2023, using the modified retrospective method applied as of the transition date of January 1, 2021. The Company will use a published spot rate curve constructed from “A”-rated U.S. dollar denominated corporate bonds matched to the duration of the corresponding insurance liabilities, to calculate discount rates. The Company will group its long-duration contracts into calendar year cohorts based on the contract issue date.

The most significant impact will be the effect of updating the discount rate assumption quarterly to reflect an upper-medium grade fixed-income instrument yield, rather than Oxford Life’s expected investment portfolio yield. This will be partially offset by the de-recognition of cumulative adjustments to DAC associated with unrealized gains and losses associated with long-duration contracts.

DAC and other capitalized costs such as unearned revenue are amortized on a constant level or straight-line basis over the expected term of the contracts. Under ASU 2018-12, the annual amortization of DAC in our Consolidated Statements of Operations will differ from previous trends due to: 1) the requirement to no longer defer renewal commissions until such year as the commissions are actually incurred, 2) the requirement to no longer accrue and amortize interest on our DAC balances, and 3) the modification of the method for amortizing DAC including the updating of assumptions. For business with deferrals of renewal commissions, as is the case with our final expense life insurance policies, the expected amortization rate, as a percentage of premium, for certain blocks of business will no longer be level but will increase over the period of time during which commissions are deferred. The decrease in amortization in the near term will primarily impact our life insurance line of business.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Upon adoption, the Company expects an adjustment to AOCI for the removal of cumulative adjustments to DAC associated with unrealized gains and losses previously recorded in AOCI. In total, we expect the impact on net earnings, largely from the decrease in amortization, to be immaterial during 2023, but could become material with a large increase in sales.

Market risk benefits, which are contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk, are measured at fair value.   Market risk benefits are contracts or contract features that guarantee benefits, such as GLWBs, in addition to an account balance which expose insurance companies to other than nominal capital market risk and protect the contract holder from the same risk. Certain contracts or contract features to be identified as market risk benefits are currently accounted for as embedded derivatives and measured at fair value, while others will transition to fair value measurement upon the adoption of ASU 2018-12.

Also in consideration of market risk benefits, upon adoption, the Company expects an impact to (1) AOCI for the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date and (2) retained earnings for the difference between fair value and carrying value at the transition date, excluding the changes in the instrument-specific credit risk. The requirement to review, and update if there is a change, cash flow assumptions at least annually is expected to change the pattern of earnings being recognized. Adoption will also significantly expand the Company’s disclosures, and will impact systems, processes, and controls. While the requirements of the new guidance represent a material change from existing GAAP, the accounting adoption will have no economic impact on the cash flows of our business nor influence our business model of providing basic mortality and longevity protection-oriented products to the underserved senior market. In addition, it will not impact our statutory earnings, statutory capital, nor our capital management philosophies.

The Company expects the net equity impact of these changes will be a decrease of between approximately $ 110.0 million to $ 130.0 million to AOCI as stated as of the transition date of January 1, 2021. As of December 31, 2022 we estimate that the transition date reduction to AOCI will significantly reverse primarily as a result of increases in market interest rates from the January 1, 2021 transition date to December 31, 2022..

While the Company has substantially completed the necessary updates to its valuation models and other systems to implement the standard, the Company’s implementation of the new guidance is continuing to be refined and reviewed. The actual impact of adoption, including the actual tax rates, will be finalized upon completion of the Company’s disclosure and controls procedures regarding the adoption of ASU 2018-12. Therefore, the Company’s estimate of the impact of adoption may be different than the actual impact of adoption.

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

4. Earnings Per Share

We calculate earnings per share using the two-class method in accordance with Accounting Standards Codification Topic 260, Earnings Per Share . The two-class method allocates the undistributed earnings available to common stockholders to the Company’s outstanding common stock, $0.25 par value (the “Voting Common Stock”) and the Series N Non-Voting Common Stock, $0.001 par value (the “Non-Voting Common Stock”) based on each share’s percentage of total weighted average shares outstanding. The Voting Common Stock and Non-Voting Common Stock are allocated 10% and 90%, respectively, of our undistributed earnings available to common stockholders. This represents earnings available to common stockholders less the dividends declared for both the Voting Common Stock and Non-Voting Common Stock.

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

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The calculation of basic and diluted earnings per share for the years ending March 31, 2023, 2022 and 2021 for our Voting Common Stock and Non-Voting Common Stock is as follows:

	For the Year Ending
	March 31,
	2023	2022	2021

	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%	10%

Net earnings available to common stockholders	$922,998	$1,123,286	$610,856
Voting Common Stock dividends declared	(19,608)	(29,412)	(49,019)
Non-Voting Common Stock dividends declared	(14,117)	–	–
Undistributed earnings available to common stockholders	$889,273	$1,093,874	$561,837
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$88,927	$109,387	$56,184

Undistributed earnings per share of Voting Common Stock	$4.54	$5.58	$2.87
Dividends declared per share of Voting Common Stock	$1.00	$1.50	$2.50
Basic and diluted earnings per share of Voting Common Stock	$5.54	$7.08	$5.37

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%	90%

Net earnings available to common stockholders	$922,998	$1,123,286	$610,856
Voting Common Stock dividends declared	(19,608)	(29,412)	(49,019)
Non-Voting Common Stock dividends declared	(14,117)	–	–
Undistributed earnings available to common stockholders	$889,273	$1,093,874	$561,837
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$800,346	$984,487	$505,653

Undistributed earnings per share of Non-Voting Common Stock	$4.54	$5.58	$2.87
Dividends declared per share of Non-Voting Common Stock	$0.08	$–	$–
Basic and diluted earnings per share of Non-Voting Common Stock	$4.62	$5.58	$2.87

Please see Note 13, Stockholders’ Equity, of the Notes to Consolidated Financial Statements for more information on the Non-Voting Common Stock.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 5.   Reinsurance Recoverables and Trade Receivables, Net

Reinsurance recoverables and trade receivables, net were as follows:

	March 31,
	2023	2022
	(In thousands)
Reinsurance recoverable	$42,362	$50,586
Trade accounts receivable	110,281	150,285
Paid losses recoverable	400	345
Accrued investment income	29,553	28,689
Premiums and agents' balances	4,075	1,650
Independent dealer receivable	292	73
Other receivables	6,324	6,364
	193,287	237,992
Less: Allowance for credit losses	(3,789)	(8,649)
	$189,498	$229,343

Note 6.   Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 23.4 million and $ 27.1 million for December 31, 2022 and 2021, respectively.

Available-for-Sale Investments

Available-for-sale investments as of March 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Allowance for Expected Credit Losses	Fair Value

	(In thousands)
U.S. treasury securities and government obligations	$353,189	$3,061	$(7,639)	$(3,935)	$–	$344,676
U.S. government agency mortgage-backed securities	34,126	40	(6,707)	(228)	–	27,231
Obligations of states and political subdivisions	161,960	649	(4,014)	(8,090)	–	150,505
Corporate securities	2,086,432	1,491	(60,224)	(156,365)	(2,101)	1,869,233
Mortgage-backed securities	370,880	78	(40,359)	(13,207)	–	317,392
	$3,006,587	$5,319	$(118,943)	$(181,825)	$(2,101)	$2,709,037

Available-for-sale investments as of March 31, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Allowance for Expected Credit Losses	Fair Value

	(in thousands)
U.S. treasury securities and government obligations	$128,078	$7,984	$–	$(969)	$–	$135,093
U.S. government agency mortgage-backed securities	44,678	280	(42)	(3,111)	–	41,805
Obligations of states and political subdivisions	178,040	15,450	–	(508)	–	192,982
Corporate securities	1,989,212	138,909	(402)	(6,604)	(60)	2,121,055
Mortgage-backed securities	324,029	7,671	(1)	(1,542)	–	330,157
	$2,664,037	$170,294	$(445)	$(12,734)	$(60)	$2,821,092

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

We sold available-for-sale securities with a fair value of $ 196.2 million, $ 352.3 million and $ 523.9 million in fiscal 2023, 2022 and 2021, respectively. The gross realized gains on these sales totaled $ 0.9 million, $ 9.5 million and $ 9.6 million in fiscal 2023, 2022 and 2021, respectively. We realized gross losses on these sales of $ 0.3 million, $ 1.4 million and $ 2.1 million in fiscal 2023, 2022 and 2021, respectively.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $ 2.0 million net impairment charge reported in fiscal 2023. There were no impairments in fiscal 2022 or 2021.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	March 31, 2023		March 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$354,875	$354,184	$97,969	$99,432
Due after one year through five years	754,175	717,552	541,840	570,135
Due after five years through ten years	736,089	665,708	704,295	765,073
Due after ten years	790,568	654,201	995,904	1,056,295
	2,635,707	2,391,645	2,340,008	2,490,935

Mortgage-backed securities	370,880	317,392	324,029	330,157
	$3,006,587	$2,709,037	$2,664,037	$2,821,092

Equity investments of common stock and non-redeemable preferred stock were as follows:

	March 31, 2023		March 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Common stocks	$29,577	$39,375	$27,674	$46,212
Non-redeemable preferred stocks	26,054	21,982	26,054	26,095
	$55,631	$61,357	$53,728	$72,307

Investments, other

The carrying value of other investments was as follows:

	March 31,
	2023	2022
	(In thousands)
Mortgage loans, net	$466,531	$423,163
Short-term investments	15,921	30,916
Real estate	72,178	67,824
Policy loans	10,921	10,309
Other equity investments	9,989	11,543
	$575,540	$543,755

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Mortgage loans are carried at the unpaid balance, less an allowance for expected losses net of any unamortized premium or discount. The portfolio of mortgage loans is principally collateralized by self-storage facilities and commercial properties. The interest rate range on the mortgage loans is 3.5 % to 6.5 % with maturities between 2023 and 2036. The allowance for expected losses was $ 0.5 million for both March 31, 2023 and 2022. These loans represent first lien mortgages held by us. Mortgage loans are reviewed on an ongoing basis and analysis may include market analysis, estimated valuations of the underlying collateral, loan to value ratios, tenant creditworthiness and other factors. For our mortgage loans, no specifically identified loans were impaired as of March 31, 2023. We have not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area.

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

Note 7.   Other Assets

Other assets were as follows:

	March 31,
	2023	2022
	(In thousands)
Deposits (debt-related)	$35,573	$37,588
Deposits (real estate related)	15,479	22,821
	$51,052	$60,409

Note 8.   Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2023	2022	2021
	(In thousands)
Fixed maturities	$171,814	$111,625	$102,021
Real estate	5,734	5,648	5,769
Insurance policy loans	869	705	829
Mortgage loans	23,854	25,850	18,248
Short-term, amounts held by ceding reinsurers, net and other investments	(17,257)	11,713	3,103
Investment income	185,014	155,541	129,970
Less: investment expenses	(8,335)	(7,280)	(7,032)
Net investment and interest income	$176,679	$148,261	$122,938

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 9.   Borrowings

Long-Term Debt

Long-term debt was as follows:

							March 31,
	2023 Rates			Maturities			2023	2022
							(In thousands)
Real estate loan (amortizing term) (a)	4.29%	-	6.14%	2027		2037	$289,647	$50,259
Senior mortgages	2.70%	-	5.50%	2024	-	2042	2,371,231	2,206,268
Real estate loans (revolving credit)	–%	-	–%			2027	–	535,000
Fleet loans (amortizing term)	1.61%	-	5.68%	2023	-	2029	111,856	124,651
Fleet loans (revolving credit)	2.36%	-	5.97%	2025	-	2027	615,000	560,000
Finance leases (rental equipment)	2.18%	-	5.04%	2023	-	2026	223,205	347,393
Finance liability (rental equipment)	1.60%	-	5.98%	2024	-	2031	1,255,763	949,936
Private placements	2.43%	-	2.88%	2029	-	2035	1,200,000	1,200,000
Other obligations	1.50%	-	8.00%	2023	-	2049	76,648	86,206
Notes, loans and finance leases payable							$6,143,350	$6,059,713
Less: Debt issuance costs							(35,308)	(37,216)
Total notes, loans and finance leases payable, net							$6,108,042	$6,022,497

(a) Certain loans have interest rate swaps fixing the rate between 2.72% and 2.86% based on current margin

Real Estate Backed Loans

Real Estate Loan

Certain subsidiaries of Real Estate and U-Haul Company of Florida are borrowers under real estate loans. These loans require monthly or quarterly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans are secured by various properties owned by the borrowers. The interest rates, per the provisions of $ 206.3 million of these loans, are the applicable Secured Overnight Funding Rate (“SOFR”) plus the applicable margins and a credit spread adjustment of 0.10%. As of March 31, 2023, the applicable SOFR was between 4.62 % and 4.83 % and applicable margin was between 0.65 % and 1.38%, the sum of which, including the credit spread, was between 5.58 % and 6.14%. The remaining $ 83.3 million of these loans was fixed with an interest rate of 4.29%. The default provisions of these real estate loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2023.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.70% and 5.50%. The weighted average interest rate of these loans as of March 31, 2023 was 4.09%.  Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2023. There are limited restrictions regarding our use of the funds.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Real Estate Loans (Revolving Credit)

U-Haul Holding Company is a borrower under a multi-bank syndicated real estate loan. As of March 31, 2023, the maximum credit commitment is $ 465.0 million. As of March 31, 2023, the full capacity was available to borrow. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2023. There is a 0.30 % fee charged for unused capacity. This loan was amended in October 2022 and the maximum credit limit was increased from $ 150 million to $ 465 million, the maturity extended to October 2027 and LIBOR based rates were replaced with SOFR based rates.

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are carried at fixed rates ranging between 1.61 % and 5.68%.   All of our rental truck amortizing loans are collateralized by the rental equipment purchased.   The majority of these loans are funded at 70%, but some may be funded at 100%. U-Haul Holding Company, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2023. The net book value of the corresponding rental equipment was $213.1 million and $253.3 million as of March 31, 2023 and 2022, respectively.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 615.0 million. The aggregate outstanding balance for these revolvers as of March 31, 2023 was $ 615.0 million. The interest rates, per the provision of the loan agreements, are SOFR plus the applicable margin and a credit spread adjustment of 0.10%. As of March 31, 2023, SOFR was between 4.52 % and 4.67 % and the margin was between 1.15 % and 1.25%, the sum of which, including the credit spread, was between 5.77 % and 5.97%. Of the $ 615.0 million outstanding, $ 100.0 million was fixed with an interest rate of 2.36%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2023. These fleet loans are collateralized by the rental equipment purchased. The net book value of the corresponding rental equipment was $822.0 million and $654.6 million as of March 31, 2023 and 2022, respectively.

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment. The agreements are generally seven (7) year terms with interest rates ranging from 2.18% to 5.04%.  All of our finance leases are collateralized by our rental fleet. The net book value of the corresponding rental equipment was $474.8 million and $620.8 million as of March 31, 2023 and March 31, 2022, respectively. There were no new financing leases, as assessed under the new leasing guidance, entered into during fiscal 2023. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2023.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions, and we assess if these sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.   We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, these sale-leasebacks are accounted for as a financial liability and the leased assets are capitalized at cost.     Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.60 % to 5.98%. These finance liabilities are collateralized by the related assets of our rental fleet.   The net book value of the corresponding rental equipment was $1,499.1 million and $1,068.3 million as of March 31, 2023 and March 31, 2022, respectively. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2023.

Private Placements

In September 2021, U-Haul Holding Company entered into a note purchase agreement to issue $ 600.0 million of fixed rate senior unsecured notes in a private placement offering.   These notes consist of four tranches each totaling $ 150.0 million and funded in September 2021.   The fixed interest rates range between 2.43 % and 2.78 % with maturities between 2029 and 2033 .   Interest is payable semiannually. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2023.

In December 2021, U-Haul Holding Company entered into a note purchase agreement to issue $ 600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes consist of three tranches each totaling $ 100.0 million and two tranches each totaling $ 150.0 million.   The fixed interest rates range between 2.55 % and 2.88 % with maturities between 2030 and 2035 .   Interest is payable semiannually. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2023.

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

As of March 31, 2023, the aggregate outstanding principal balance of the U-Notes ® issued was $ 78.4 million, of which $ 1.7 million is held by our insurance subsidiaries and eliminated in consolidation. Interest rates range between 1.50 % and 8.00 % and maturity dates range between 2023 and 2049 .

Oxford is a member of the Federal Home Loan Bank (“FHLB”) and, as such, the FHLB has made deposits with Oxford. As of December 31, 2022, the deposits had an aggregate balance of $60.0 million, with an availability of $78.9 million, for which Oxford pays fixed interest rates between 0.49% and 4.21% with maturities between March 30, 2023 and September 30, 2027. As of December 31, 2022, available-for-sale investments held with the FHLB totaled $88.4 million, of which $62.8 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within Liabilities from investment contracts on the condensed consolidated balance sheets.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, before debt issuance costs, as of March 31, 2023 for the next five years and thereafter are as follows:

	Years Ended March 31,
	2024	2025	2026	2027	2028	Thereafter	Total
	(In thousands)
Notes, loans and finance leases payable, secured	$563,153	$698,301	$667,490	$819,153	$647,409	$2,747,844	$6,143,350

Note 10.   Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2023	2022	2021
	(In thousands)
Interest expense	$229,559	$167,618	$165,484
Capitalized interest	(11,814)	(9,700)	(11,573)
Amortization of transaction costs	6,987	5,556	5,949
Interest expense resulting from cash flow hedges	(774)	3,950	3,642
Total interest expense	223,958	167,424	163,502

Interest paid in cash amounted to $ 225.8 million, $ 166.1 million and $ 166.4 million for fiscal 2023, 2022 and 2021, respectively. Interest paid (received) in cash on derivative contracts was ($0.8) million, $4.0 million and $3.6 million, for fiscal 2023, 2022 and 2021, respectively.

Interest Rates

Interest rates and our revolving credit borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2023	2022	2021
	(In thousands, except interest rates)
Weighted average interest rate during the year	3.93%	1.40%	1.40%
Interest rate at year end	5.89%	1.49%	1.40%
Maximum amount outstanding during the year	$1,105,000	$1,105,000	$1,175,000
Average amount outstanding during the year	$824,211	$1,085,074	$1,088,293
Facility fees	$733	$253	$261

U-Haul HOlding Company and consolidated subsidiaries

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the consolidated balance sheet were as follows:

	March 31, 2023	March 31, 2022
	(In thousands)
Interest rate swaps designated as cash flow hedges
Assets	$5,311	$–
Liabilities	–	587
Notional amount	206,347	235,000

	The Effect of Interest Rate
	Contracts on the Statements of Operations
	Years Ended March 31,
	2023	2022	2021
	(In thousands)
(Gain) loss recognized in AOCI on interest rate contracts	$(5,900)	$(4,553)	$(3,071)
(Gain) loss reclassified from AOCI into income	$772	$(3,948)	$(3,640)

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During fiscal years 2023, 2022 and 2021, we recognized an increase (decrease) in the fair value of our cash flow hedges of $5.0, $0.5 million and ($0.4) million, respectively, net of taxes. During fiscal years 2023, 2022 and 2021, we reclassified ($0.8) million, $3.9 million and $3.6 million, respectively, from AOCI to interest expense. As of March 31, 2023, we expect to reclassify $ 3.7 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

We use derivatives to economically hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet.  At December 31, 2022 and 2021, these derivative hedges had a fair value of $4.3 million and $7.5 million, with notional amounts of $465.7 million and $416.7 million, respectively. At December 31, 2022 and 2021, these derivative instruments are included in Investments, other, on the consolidated balance sheets. Net (gains) losses recognized in net investment and interest income for fiscal year 2023, 2022 and 2021 were $8.9 million, ($3.7) million and ($2.6) million, respectively.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy.

	Derivatives Fair Values as of
	March 31, 2023	March 31, 2022

	(In thousands)
Equity market contracts as economic hedging instruments
Assets	$4,295	$7,474
Liabilities	$–	$–
Notional amount	$465,701	$416,739

Although the call options are employed to be effective hedges against our policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under GAAP. Accordingly, the changes in fair value of the call options are recognized each reporting date as a component of net investment and interest income. The changes in fair value of the call options include the gains or losses recognized at the expiration of the option term and the changes in fair value for open contracts.

Note 12.   Accumulated Other Comprehensive Income (Loss)

A summary of our AOCI components, net of tax, were as follows:

		Foreign Currency Translation		Unrealized Net Gain on Investments	Fair Value of Cash Flow Hedges		Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)

		(In thousands)
Balance as of March 31, 2020		$(47,235)		$90,684	$(6,196)		$(2,601)	$34,652
Foreign currency translation		(5,694)		–	–		–	(5,694)
Unrealized net gain on investments		–		76,969	–		–	76,969
Change in fair value of cash flow hedges		–		–	(429)		–	(429)
Amounts reclassified into earnings on hedging activities		–		–	2,746		–	2,746
Change in post retirement benefit obligations		–		–	–		(1,387)	(1,387)
Other comprehensive income (loss)		(5,694)		76,969	2,317		(1,387)	72,205
Balance as of March 31, 2021		$(52,929)		$167,653	$(3,879)		$(3,988)	$106,857
Foreign currency translation		(2,828)		–	–		–	(2,828)
Unrealized net loss on investments		–		(62,626)	–		–	(62,626)
Change in fair value of cash flow hedges		–		–	457		–	457
Amounts reclassified into earnings on hedging activities		–		–	2,978		–	2,978
Change in post retirement benefit obligations		–		–	–		1,546	1,546
Other comprehensive income (loss)		(2,828)		(62,626)	3,435		1,546	(60,473)
Balance as of March 31, 2022		$(55,757)		$105,027	$(444)		$(2,442)	$46,384
Foreign currency translation		(782)		–	–		–	(782)
Unrealized net loss on investments		–		(319,190)	–		–	(319,190)
Change in fair value of cash flow hedges		–		–	5,033		–	5,033
Amounts reclassified into earnings on hedging activities		–		–	(582)		–	(582)
Change in post retirement benefit obligations		–		–	–		2,091	2,091
Other comprehensive income (loss)		(782)		(319,190)	4,451		2,091	(313,430)
Balance as of March 31, 2023	$	(56,539)	$	(214,163)	$4,007	$	(351)	$(267,046)

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 13. Stockholders’ Equity

The following table lists the dividends that have been declared and issued for fiscal years 2023 and 2022.

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

August 18, 2022	$0.50	September 6, 2022	September 20, 2022
April 6, 2022	$0.50	April 18, 2022	April 29, 2022
October 6, 2021	$0.50	October 18, 2021	October 29, 2021
August 19, 2021	$0.50	September 7, 2021	September 21, 2021
June 9, 2021	$0.50	June 24, 2021	July 8, 2021

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 3, 2023	$0.04	March 14, 2023	March 27, 2023
December 7, 2022	$0.04	December 19, 2022	December 30, 2022

As of March 31, 2023, no awards had been issued under the 2016 AMERCO Stock Option Plan.

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

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 14.   Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2023		2022	2021
	(In thousands)
Pretax earnings:
U.S.	$1,178,264		$1,431,155	$773,030
Non-U.S.	39,659		44,342	23,628
Total pretax earnings	$1,217,923		$1,475,497	$796,658

Current provision
Federal	$115,171		$189,488	$100,521
State	42,121		55,518	16,572
Non-U.S.	5,150		6,893	3,404
	162,442		251,899	120,497
Deferred provision
Federal	114,355		90,852	53,957
State	14,077		6,355	9,795
Non-U.S.	4,051		3,105	1,553
	132,483		100,312	65,305

Provision for income tax expense	$294,925		$352,211	$185,802

Income taxes paid (received)	$145,680	$	(4,548)	$29,044

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2023	2022	2021
	(In percentages)
Statutory federal income tax rate	21.00%	21.00%	21.00%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefit	3.56%	3.24%	2.53%
Foreign rate differential	0.08%	0.05%	–%
Federal tax credits	(0.48)%	(0.19)%	(0.99)%
Tax-exempt income	(0.08)%	(0.03)%	(0.08)%
Dividend received deduction	(0.01)%	–%	(0.01)%
Other	0.15%	(0.20)%	0.87%
Actual tax expense of operations	24.22%	23.87%	23.32%

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2023	2022
Deferred tax assets:	(In thousands)
Net operating loss and credit carry forwards	$33,778	$36,394
Accrued expenses	112,971	103,723
Policy benefit and losses, claims and loss expenses payable, net	31,436	30,572
Unrealized losses on investments	48,179	–
Operating leases	12,058	15,540
Total deferred tax assets	$238,422	$186,229

Deferred tax liabilities:
Property, plant and equipment	$1,545,628	$1,405,604
Operating leases	12,175	15,540
Deferred policy acquisition costs	12,038	12,962
Unrealized gains on investments	–	36,299
Other	3,008	1,973
Total deferred tax liabilities	1,572,849	1,472,378
Net deferred tax liability	$1,334,427	$1,286,149

On March 27, 2020, former President Trump signed into U.S. federal law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was aimed at providing emergency assistance and health care for individuals, families, and businesses affected by COVID-19 global pandemic and generally supporting the U.S. economy.   The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. In particular, the CARES Act allows for net operating losses (“NOL“) generated in 2018, 2019, or 2020 to be carried back 5 years.

As a result, we filed applicable forms with the IRS to carryback NOLs. The statutory tax rate for the carryback years was 35% as compared to 21% at present.   Consequently, we recognized a benefit amount of $ 146 million for fiscal year 2020. These refund claims total approximately $ 366 million, of which we have received approximately $ 243 million in fiscal 2022 and are reflected in prepaid expense. As refunds are received, they will reduce this amount. We have estimated and recorded the overall effects of the CARES Act and do not anticipate a material change.

As a result, the NOL and credit carry-forwards in the above table are primarily attributable to state NOLs. As of March 31, 2023 and 2022, we had state NOLs of $ 480.0 million and $ 458.5 million, respectively, that will begin to expire March 31, 2024, if not utilized.

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

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

We account for uncertainty in income taxes by recognizing the tax benefit or expense from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits and expenses recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

	Unrecognized Tax Benefits
	March 31,
	2023	2022
	(In thousands)

Unrecognized tax benefits beginning balance	$48,851	$31,069
Additions based on tax positions related to the current year	7,226	8,257
Reductions for tax positions of prior years	(443)	–
Additions for tax provisions of prior years	2,473	9,525
Unrecognized tax benefits ending balance	$58,107	$48,851

We recognize interest related to unrecognized tax benefits as interest expense, and penalties as income tax expenses. As of March 31, 2023 and 2022, the amount of interest accrued on unrecognized tax benefits was $ 17.7 million and $ 15.7 million, respectively, net of tax. During the current year, we recorded expense from interest in the amount of $ 2.0 million, net of tax.

We file income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. While the Company has ongoing audits in Canada and various state jurisdictions, there have been no proposed or anticipated adjustments that would materially impact the financial statements. With some exceptions, we are no longer subject to audit for years prior to the fiscal year ended March 31, 2020.

Note 15.   Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the United States and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of Directors (the “Board”) of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2023, 2022 or 2021.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor an Employee Stock Ownership Plan (“ESOP”) that generally covers all employees with one year or more of service. The ESOP began as a leveraged plan where shares were pledged as collateral for its debt which was originally funded by U-Haul. We made annual contributions to the ESOP equal to the ESOP’s debt service. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. ESOP shares were committed to be released monthly and ESOP compensation expense was recorded based on the current market price at the end of the month. These shares then become outstanding for the earnings per share computations.  In fiscal 2021 we de-levered the plan and now contributions are made at the discretion of management with expense being recognized upon the decision to contribute.  ESOP compensation expense was $22.1 million, $23.0 million and $23.0 million for fiscal 2023, 2022 and 2021, respectively, which are included in operating expenses in the consolidated statements of operations.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

In fiscal 2023, 2022 and 2021, the Company made non-leveraged contributions of $ 22.1 million, $ 23.0 million and $ 23.0 million, respectively to the Plan Trust. During fiscal 2023, ESOP purchased for allocation 424,484 of non-leveraged Non-Voting Common Stock shares and during fiscal 2022, ESOP purchased for allocation 33,954 of non-leveraged Voting Common Stock shares.

Shares held by the ESOP were as follows:

	Years Ended March 31,
	2023	2022
	(In thousands)
Allocated shares - Voting Common Stock	836	890
Allocated shares - Non-Voting Common Stock	7,821	–

Post Retirement and Post Employment Benefits

We provide a health reimbursement benefit to our eligible U.S. employees and their eligible dependents upon retirement from the Company. The retiree must have attained age sixty-five and earned twenty years of full-time service upon retirement to be awarded the health reimbursement benefit. The health reimbursement benefit is capped at a $ 20,000 lifetime maximum per covered person. Reimbursements are for amounts requested that are paid out of pocket after Medicare and any other medical policies in force.

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

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2023	2022	2021
	(In thousands)
Service cost for benefits earned during the period	$1,326	$1,401	$1,267
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	1,148	908	919
Other components	68	212	68
Total other components of net periodic benefit costs	1,216	1,120	987
Net periodic postretirement benefit cost	$2,542	$2,521	$2,254

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The fiscal 2023 and fiscal 2022 post retirement benefit liability included the following components:

	Years Ended March 31,
	2023	2022
	(In thousands)
Beginning of year	$30,206	$30,755
Service cost for benefits earned during the period	1,326	1,401
Interest cost on accumulated post retirement benefit	1,148	908
Net benefit payments and expense	(1,207)	(1,021)
Actuarial gain	(2,703)	(1,837)
Accumulated postretirement benefit obligation	28,770	30,206

Current liabilities	1,625	1,449
Non-current liabilities	27,145	28,757

Total post retirement benefit liability recognized in statement of financial position	28,770	30,206
Components included in accumulated other comprehensive income (loss):
Unrecognized net loss	(465)	(3,237)
Cumulative net periodic benefit cost (in excess of employer contribution)	$28,305	$26,969

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2023	2022	2021
	(In percentages)
Accumulated postretirement benefit obligation	5.08%	3.76%	2.93%

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Net periodic post retirement benefit cost above includes the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2023 was 6.0 % in the initial year and was projected to decline annually to an ultimate rate of 4.0 % in fiscal 2047. The assumed health care cost trend rate used to measure the accumulated post retirement benefit obligation as of the end of fiscal 2022 (and used to measure the fiscal 2023 net periodic benefit cost) was 4.9% in the initial year and was projected to decline annually to an ultimate rate of 4.0% in fiscal 2046.

Post-employment benefits provided by us, other than upon retirement, are not material.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2024	$1,546
2025	1,768
2026	2,021
2027	2,270
2028	2,532
2029 Through 2033	13,291
Total	$23,428

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

Fair values of short-term investments are based on quoted market prices.

Fair values of investments available-for-sale are based on quoted market prices, dealer quotes or discounted cash flows.

Fair values on interest rate swap contracts are based on using pricing valuation models which include broker quotes.

Fair values of long-term investments and mortgage loans and notes on real estate are based on quoted market prices, dealer quotes or discounted cash flows. Fair values of trade receivables approximate their recorded value.

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

U-Haul HOlding Company and consolidated subsidiaries

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
As of March 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$189,498	$–	$–	$189,498	$189,498
Mortgage loans, net	466,531	–	–	444,957	444,957
Other investments	109,009	–	–	109,009	109,009
Total	$765,038	$–	$–	$743,464	$743,464

Liabilities
Notes, loans and finance leases payable	$6,143,350	$–	$5,710,735	$–	$5,710,735
Total	$6,143,350	$–	$5,710,735	$–	$5,710,735

.	Fair Value Hierarchy
As of March 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$229,343	$–	$–	$229,343	$229,343
Mortgage loans, net	423,163	–	–	450,347	450,347
Other investments	120,592	–	–	120,592	120,592
Total	$773,098	$–	$–	$800,282	$800,282

Liabilities
Notes, loans and finance leases payable	$5,875,781	–	$5,875,781	$–	$5,875,781
Total	$5,875,781	$–	$5,875,781	$–	$5,875,781

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of March 31, 2023 and 2022, that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of March 31, 2023	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$1,809,441	$1,808,797	$644	$–
Fixed maturities - available for sale	2,709,037	251,832	2,457,146	59
Preferred stock	21,982	21,982	–	–
Common stock	39,375	39,375	–	–
Derivatives	9,606	4,295	5,311	–
Total	$4,589,441	$2,126,281	$2,463,101	$59

Liabilities
Derivatives	$–	$–	$–	$–
Total	$–	$–	$–	$–

As of March 31, 2022	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$2,482,154	$2,482,154	$–	$–
Fixed maturities - available for sale	2,821,092	26,914	2,794,086	92
Preferred stock	26,095	26,095	–	–
Common stock	46,212	46,212	–	–
Derivatives	7,474	7,474	–	–
Total	$5,383,027	$2,588,849	$2,794,086	$92

Liabilities
Derivatives	$587	$–	$587	$–
Total	$587	$–	$587	$–

The fair value measurement of our assets using significant unobservable inputs (Level 3) were $0.1 million for both March 31, 2023 and 2022, respectively.

U-Haul HOlding Company and consolidated subsidiaries

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

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31, 2022
Life insurance in force	$970,454	$48	$304,891	$1,275,297	24%
Premiums earned:
Life	$52,298	$1	$4,181	$56,478	7%
Accident and health	41,354	152	983	42,185	2%
Annuity	80	–	406	486	84%
Property and casualty	96,242	–	–	96,242	–%
Total	$189,974	$153	$5,570	$195,391

Year ended December 31, 2021
Life insurance in force	$1,029,537	$72	$328,030	$1,357,495	24%
Premiums earned:
Life	$56,353	$2	$4,514	$60,865	7%
Accident and health	48,385	160	1,166	49,391	2%
Annuity	444	–	327	771	42%
Property and casualty	89,667	–	–	89,667	–%
Total	$194,849	$162	$6,007	$200,694

Year ended December 31, 2020
Life insurance in force	$1,031,634	$73	$356,266	$1,387,827	26%
Premiums earned:
Life	$58,048	$1	$5,049	$63,096	8%
Accident and health	57,081	211	1,388	58,258	2%
Annuity	221	–	34	255	13%
Property and casualty	70,285	–	–	70,285	–%
Total	$185,635	$212	$6,471	$191,894

(a)   Balances are reported net of inter-segment transactions.

Reserves for recognizing a premium deficiency included in future policy benefits are established, if necessary, when the liability for future policy benefits plus the present value of expected future gross premiums are determined to be materially insufficient to provide for expected future policy benefits and expenses. Additionally, in certain instances the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. The Company has not recognized any reserves related to premium deficiencies in the years ended December 31, 2022 and December 31, 2021.

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses. Pursuant to certain of these agreements, Repwest holds letters of credit as of December 31, 2022 in the amount of $0.1 million from re-insurers.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	December 31,
	2022	2021
	(In thousands)
Unpaid losses and loss adjustment expense	$151,874	$159,162
Reinsurance losses payable	1,133	1,217
Total	$153,007	$160,379

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

	December 31,
	2022	2021	2020
	(In thousands)
Balance at January 1	$159,162	$177,963	$209,127
Less: reinsurance recoverable	47,394	64,873	87,083
Net balance at January 1	111,768	113,090	122,044
Incurred related to:
Current year	27,570	28,980	20,670
Prior years	(5,828)	(6,290)	(3,865)
Total incurred	21,742	22,690	16,805
Paid related to:
Current year	10,572	11,040	7,664
Prior years	12,393	12,972	18,095
Total paid	22,965	24,012	25,759
Net balance at December 31	110,545	111,768	113,090
Plus: reinsurance recoverable	41,329	47,394	64,873
Balance at December 31	$151,874	$159,162	$177,963

Prior year incurred losses were impacted by favorable development on numerous Excess Workers Compensation claims. The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $41.3 million) decreased by $7.3 million as of December 31, 2022.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The information about property and casualty incurred and paid loss and loss adjustment expense development for the years ended December 31, 2016 through 2022, and the average annual percentage payout of incurred claims by age as of December 31, 2022, is presented as supplementary information. Claims data for December 31, 2016 through 2021 is unaudited. Claims data for December 31, 2022 is audited.

Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
								As of
								December 31, 2022
								Total of
								Incurred-but-
								Not-Reported
								Liabilities Plus
								Expected	Cumulative
								Development	Number of
Accident								on Reported	Reported
Year	2016	2017	2018	2019	2020	2021	2022	Claims	Claims
	(In thousands, except claim counts)
2016	13,297	13,011	13,056	11,790	11,764	11,764	11,750	–	11,681
2017		15,748	16,109	17,078	15,538	15,273	15,264	–	12,306
2018			19,580	18,386	18,027	17,157	16,819	–	12,182
2019				22,138	26,316	27,316	27,831	1,663	12,026
2020					20,671	17,485	17,107	3,653	11,530
2021						28,982	25,337	5,809	14,150
2022							27,570	11,076	12,860
							Total	22,201

The following table presents paid claims development as of December 31, 2022, net of reinsurance. Claims data for 2016 through 2021 is unaudited. Claims data for 2022 is audited.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

Accident
Year	2016	2017	2018	2019	2020	2021	2022
2016	7,777	10,665	11,643	11,746	11,764	11,764	11,750
2017		8,970	11,638	14,825	15,012	15,263	15,264
2018			8,838	12,689	15,150	16,766	16,809
2019				7,366	14,737	19,215	21,598
2020					7,665	11,114	12,521
2021						11,040	14,831
2022							10,572
					Total	Total	103,345
All outstanding liabilities before 2016, net of reinsurance							72,211
Liabilities for claims and claim adjustment expenses, net of reinsurance							110,545

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

The reconciliation of the net incurred and paid claims development tables for the liability for claims and claims adjustment expenses is as follows:

December 31, 2022
(In thousands)
Liabilities for unpaid Property and Casualty claims
and claim adjustment expenses, net of reinsurance	$110,545

Total reinsurance recoverable on unpaid
Property and Casualty claims	$41,329

Total gross liability for unpaid Property and Casualty
claims and claim adjustment expense	$151,874

The following is supplementary information about average historical claims duration as of December 31, 2022. The following is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age, net of Reinsurance
	(In percentages)
Years	1	2	3	4	5	6	7
Property and Casualty Insurance	47.2%	21.1%	13.6%	5.1%	0.7%	–%	–%

Note 18. Leases

We have lease agreements with lease and non-lease components, which are generally not accounted for separately. Additionally, for certain leases, we apply a portfolio approach to account for the operating lease ROU assets and liabilities as the leases are similar in nature and have nearly identical contract provisions.   These leases, which are comprised primarily of storage rental locations, have lease terms up to 88 years, except for easements which are indefinite in term. Covenants include the Company’s responsibility for all maintenance and repairs during the term of the agreement.

Our equipment sale/leaseback transactions do not qualify as a sale.   New sale leaseback transactions that fail to qualify as a sale are accounted for as a financial liability. We use our incremental borrowing rate based on information available at commencement date, including the rate for a fully collateralized loan that can either be fully amortized or financed with a residual at the end of the lease term, for a borrower with similar credit quality in order to determine the present value of lease payments. Our lease terms are generally 7 years, may include options to extend or terminate the lease, which are included in the calculation of ROU assets when it is reasonably certain that we will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term.   Please see Note 9, Borrowings, of the Notes to Consolidated Financial Statements for additional information.

The following table shows the components of our right-of-use (“ROU“ assets, net:

	As of March 31, 2023
	Finance	Operating	Total
	(In thousands)

Buildings and improvements	$–	$128,221	$128,221
Furniture and equipment	9,687	–	9,687
Rental trailers and other rental equipment	152,294	–	152,294
Rental trucks	949,838	–	949,838
Right-of-use assets, gross	1,111,819	128,221	1,240,040
Less: Accumulated depreciation	(637,054)	(69,304)	(706,358)
Right-of-use assets, net	$474,765	$58,917	$533,682

U-Haul HOlding Company and consolidated subsidiaries

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

As of March 31, 2023 and 2022, we had finance leases for the ROU assets, net of $ 223.2 million and $ 347.4 million, respectively and operating leases of $ 58.4 million and $ 74.2 million, respectively.

	Financing leases
	March 31,
	2023	2022
Weighted average remaining lease term (years)	2	3
Weighted average discount rate	3.8%	3.7%

	Operating leases
	March 31,
	2023	2022
Weighted average remaining lease term (years)	19.2	16.5
Weighted average discount rate	4.7%	4.6%

For fiscal years 2023, 2022 and 2021, cash paid for leases included in our operating cash flow activities were $ 32.1 million, $ 30.2 million and $ 29.3 million, respectively, and our financing cash flow activities were $ 124.2 million, $ 166.3 million and $ 221.2 million, respectively.   Non-cash activities of ROU assets in exchange for lease liabilities were $ 9.5 million, $ 3.7 million and $ 6.8 million for fiscal years 2023, 2022 and 2021, respectively.

The components of lease costs, including leases of less than 12 months, were as follows:

	Twelve Months Ended March 31,
	2023	2022
	(In thousands)

Operating lease costs	$32,878	$30,239

Finance lease cost:
Amortization of right-of-use assets	$81,006	$115,199
Interest on lease liabilities	11,199	15,289
Total finance lease cost	$92,205	$130,488

The short-term lease costs for fiscal years 2023 and 2022 were not material.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
Year ending March 31,	(In thousands)

2024	$110,812	$24,338
2025	77,621	11,540
2026	46,763	4,957
2027	–	3,555
2028	–	2,951
Thereafter	–	56,615
Total lease payments	235,196	103,956
Less: imputed interest	(11,991)	(45,583)
Present value of lease liabilities	$223,205	$58,373

Note 19.   Contingencies

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

Several class action lawsuits related to the incident have been filed against U-Haul. The lawsuits have been consolidated into one action in the U.S. District Court for the District of Arizona and will be vigorously defended by the Company; however, the outcome of such lawsuits cannot be predicted or guaranteed with any certainty.

Environmental

Compliance with environmental requirements of federal, state, provincial and local governments may affect Real Estate’s business operations. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. Real Estate is aware of issues regarding hazardous substances on some of its properties. Real Estate regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary.

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

notes to consolidated financial statements – (continued)

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

Related Party Revenues

	Years Ended March 31,
	2023	2022	2021
	(In thousands)
U-Haul management fee revenue from Blackwater	$29,825	$28,546	$25,512
U-Haul management fee revenue from Mercury	7,248	6,648	6,091
	$37,073	$35,194	$31,603

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4 % and 10 % of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $ 37.0 million, $ 38.5 million and $ 31.2 million from the above-mentioned entities during fiscal 2023, 2022 and 2021, respectively. The decrease in management fees received in fiscal 2023 compared with fiscal 2022 was due to a timing difference of the incentive fee of $ 4.0 million being paid in March of fiscal 2022.   This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.   Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary, which option is exercisable in 2024. Mercury has notified W.P. Carey, the lessor, of its intent to purchase these properties.

Related Party Costs and Expenses

	Years Ended March 31,
	2023	2022	2021
	(In thousands)
U-Haul lease expenses to Blackwater	$2,416	$2,445	$2,612
U-Haul commission expenses to Blackwater	88,067	88,288	69,212
	$90,483	$90,733	$71,824

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

As of March 31, 2023, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $ 29.8 million, $ 28.5 million and $ 25.5 million, expenses of $ 2.4 million, $ 2.4 million and $ 2.6 million and cash flows of $ 27.4 million, $ 25.9 million and $ 22.6 million during fiscal 2023, 2022 and 2021, respectively.   Revenues were $ 418.9 million, $ 417.9 million and $ 323.8 million and commission expenses were $ 88.1 million, $ 88.3 million and $ 69.2 million, respectively, related to Dealer Agreements for fiscal 2023, 2022 and 2021.

Management determined that we do not have a variable interest pursuant to the VIE model under ASC 810 in the holding entities of Blackwater.

Related Party Assets

	March 31,
	2023	2022
	(In thousands)
U-Haul receivable from Blackwater	$42,141	$41,364
U-Haul receivable from Mercury	8,402	5,708
Other (a)	(2,235)	779
	$48,308	$47,851

(a) Timing differences for intercompany balances with insurance subsidiaries resulting from the three month difference in reporting periods.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 21.   Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the States of Arizona and Nevada require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Audited statutory net income and statutory capital and surplus for the years ended are listed below:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Repwest:
Audited statutory net income	$34,963	$33,314	$22,898
Audited statutory capital and surplus	294,515	266,875	227,380
ARCOA:
Audited statutory net income (loss)	2,319	(752)	2,438
Audited statutory capital and surplus	13,340	14,697	15,928
Oxford:
Audited statutory net income (loss)	(771)	23,217	6,296
Audited statutory capital and surplus	227,667	230,202	218,301
CFLIC:
Audited statutory net income	3,637	6,019	8,082
Audited statutory capital and surplus	20,591	17,098	25,980
NAI:
Audited statutory net income	1,017	1,874	2,127
Audited statutory capital and surplus	8,906	7,961	13,980

The amount of dividends that can be paid to shareholders by insurance companies domiciled in the State of Arizona is limited. There are restrictions on the ability of our insurance subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. Their ordinary dividends are limited to the lower of 10% of prior year statutory surplus or prior year net income. Any extraordinary dividend, loans or advances to us from the insurance subsidiaries must be approved by the domiciliary insurance commissioner. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest as of December 31, 2022 that could be distributed as ordinary dividends was $29.5 million. Oxford had a statutory net loss as of December 31, 2022, so no dividends can be distributed in calendar year 2023. Repwest paid a dividend of $22.6 million to U-Haul Holding Company during fiscal 2021. Repwest did not pay a dividend to U-Haul Holding Company in fiscal 2023 or 2022. Oxford paid a dividend of $18.6 million to U-Haul Holding Company during fiscal 2021.   Oxford did not pay a dividend to U-Haul Holding Company in fiscal 2023 or 2022. Restricted net assets for our insurance subsidiaries were $95.8 million and $91.7 million as of December 31, 2022 and 2021, respectively.

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

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 22.   Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2023
Total revenues	$5,570,264	$294,427	$5,864,691
Depreciation and amortization, net of gains on disposal	514,043	6,272	520,315
Interest expense	221,008	2,950	223,958
Pretax earnings	1,178,264	39,659	1,217,923
Income tax expense	285,724	9,201	294,925
Identifiable assets	17,453,015	671,633	18,124,648

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2022
Total revenues	$5,452,027	$287,720	$5,739,747
Depreciation and amortization, net of gains on disposal	509,517	2,969	512,486
Interest expense	163,586	3,838	167,424
Pretax earnings	1,431,155	44,342	1,475,497
Income tax expense	342,213	9,998	352,211
Identifiable assets	16,776,070	523,511	17,299,581

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2021
Total revenues	$4,334,083	$207,902	$4,541,985
Depreciation and amortization, net of gains on disposal	631,344	10,160	641,504
Interest expense	160,429	3,073	163,502
Pretax earnings	773,030	23,628	796,658
Income tax expense	180,845	4,957	185,802
Identifiable assets	14,212,978	438,628	14,651,606

Note 22A.   Consolidating Financial Information by Industry Segment

U-Haul Holding Company’s three reportable segments are:

  Moving and Storage, comprised of U-Haul Holding Company, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate;
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

Consolidating balance sheets by industry segment as of March   31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$2,034,242	$11,276	$15,006	$–		$2,060,524
Reinsurance recoverables and trade receivables, net	107,823	48,344	33,331	–		189,498
Inventories and parts, net	151,474	–	–	–		151,474
Prepaid expenses	241,711	–	–	–		241,711
Investments, fixed maturities and marketable equities	227,737	271,156	2,271,501	–		2,770,394
Investments, other	23,314	125,130	427,096	–		575,540
Deferred policy acquisition costs, net	–	–	152,377	–		152,377
Other assets	46,438	730	3,884	–		51,052
Right of use assets - financing, net	474,765	–	–	–		474,765
Right of use assets - operating, net	57,978	914	25	–		58,917
Related party assets	69,144	2,347	12,268	(35,451)	(c)	48,308
	3,434,626	459,897	2,915,488	(35,451)		6,774,560

Investment in subsidiaries	450,923	–	–	(450,923)	(b)	–

Property, plant and equipment, at cost:
Land	1,537,206	–	–	–		1,537,206
Buildings and improvements	7,088,810	–	–	–		7,088,810
Furniture and equipment	928,241	–	–	–		928,241
Rental trailers and other rental equipment	827,696	–	–	–		827,696
Rental trucks	5,278,340	–	–	–		5,278,340
	15,660,293	–	–	–		15,660,293
Less: Accumulated depreciation	(4,310,205)	–	–	–		(4,310,205)
Total property, plant and equipment, net	11,350,088	–	–	–		11,350,088
Total assets	$15,235,637	$459,897	$2,915,488	$(486,374)		$18,124,648

(a) Balances as of December 31, 2022
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March   31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$729,679	$4,470	$26,890	$–		$761,039
Notes, loans and finance leases payable, net	6,108,042	–	–	–		6,108,042
Operating lease liabilities	57,418	928	27	–		58,373
Policy benefits and losses, claims and loss expenses payable	335,227	153,007	386,800	–		875,034
Liabilities from investment contracts	–	–	2,398,884	–		2,398,884
Other policyholders' funds and liabilities	–	2,702	5,530	–		8,232
Deferred income	52,282	–	–	–		52,282
Deferred income taxes, net	1,405,391	1,713	(72,677)	–		1,334,427
Related party liabilities	25,082	2,544	13,644	(41,270)	(c)	–
Total liabilities	8,713,121	165,364	2,759,098	(41,270)		11,596,313

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common Stock	176	–	–	–		176
Additional paid-in capital	453,853	91,120	26,271	(117,601)	(b)	453,643
Accumulated other comprehensive income (loss)	(272,865)	(14,720)	(207,327)	227,866	(b)	(267,046)
Retained earnings	7,008,505	214,832	334,946	(549,568)	(b)	7,008,715
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	6,522,516	294,533	156,390	(445,104)		6,528,335
Total liabilities and stockholders' equity	$15,235,637	$459,897	$2,915,488	$(486,374)		$18,124,648

(a) Balances as of December 31, 2022
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

Consolidating balance sheets by industry segment as of March 31, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$663,482	$3,849	$10,454	$–		$677,785
Notes, loans and leases payable, net	6,022,497	–	–	–		6,022,497
Operating lease liabilities	73,998	93	106	–		74,197
Policy benefits and losses, claims and loss expenses payable	330,890	160,379	398,985	–		890,254
Liabilities from investment contracts	–	–	2,336,238	–		2,336,238
Other policyholders' funds and liabilities	–	3,521	7,291	–		10,812
Deferred income	49,157	–	–	–		49,157
Deferred income taxes, net	1,265,430	12,803	7,916	–		1,286,149
Related party liabilities	25,668	3,196	12,717	(41,581)	(c)	–
Total liabilities	8,431,122	183,841	2,773,707	(41,581)		11,347,089

Stockholders' equity :
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Additional paid-in capital	454,029	91,120	26,271	(117,601)	(b)	453,819
Accumulated other comprehensive income (loss)	45,187	16,630	87,200	(102,633)	(b)	46,384
Retained earnings	6,119,232	185,077	324,974	(509,841)	(b)	6,119,442
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	$5,951,295	296,128	440,945	(735,876)		5,952,492
Total liabilities and stockholders' equity	14,382,417	$479,969	$3,214,652	$(777,457)		$17,299,581

(a) Balances as of December 31, 2021
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for year ending March 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$3,882,620	$–	$–	$(4,703)	(c)	$3,877,917
Self-storage revenues	744,492	–	–	–		744,492
Self-moving and self-storage products and service sales	357,286	–	–	–		357,286
Property management fees	37,073	–	–	–		37,073
Life insurance premiums	–	–	99,149	–		99,149
Property and casualty insurance premiums	–	96,242	–	(3,033)	(c)	93,209
Net investment and interest income	70,992	7,270	102,448	(4,031)	(b)	176,679
Other revenue	475,251	–	4,503	(868)	(b)	478,886
Total revenues	5,567,714	103,512	206,100	(12,635)		5,864,691

Costs and expenses:
Operating expenses	2,966,982	45,035	21,115	(8,585)	(b,c)	3,024,547
Commission expenses	416,315	–	–	–		416,315
Cost of sales	263,026	–	–	–		263,026
Benefits and losses	–	21,535	144,018	–		165,553
Amortization of deferred policy acquisition costs	–	–	27,924	–		27,924
Lease expense	32,878	372	108	(2,529)	(b)	30,829
Depreciation, net of gains on disposal	486,795	–	–	–		486,795
Net losses on disposal of real estate	5,596	–	–	–		5,596
Total costs and expenses	4,171,592	66,942	193,165	(11,114)		4,420,585

Earnings from operations before equity in earnings of subsidiaries	1,396,122	36,570	12,935	(1,521)		1,444,106

Equity in earnings of subsidiaries	39,727	–	–	(39,727)	(d)	–

Earnings from operations	1,435,849	36,570	12,935	(41,248)		1,444,106
Other components of net periodic benefit costs	(1,216)	–	–	–		(1,216)
Interest expense	(224,999)	–	(480)	1,521	(b)	(223,958)
Fees on early extinguishment of debt	(1,009)	–	–	–		(1,009)
Pretax earnings	1,208,625	36,570	12,455	(39,727)		1,217,923
Income tax expense	(285,627)	(6,815)	(2,483)	–		(294,925)
Net earnings available to common stockholders	$922,998	$29,755	$9,972	$(39,727)		$922,998

(a) Balances for the year ended December 31, 2022
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for year ending March 31, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$3,963,535	$–	$–	$(4,728)	(c)	$3,958,807
Self-storage revenues	617,120	–	–	–		617,120
Self-moving and self-storage products and service sales	351,447	–	–	–		351,447
Property management fees	35,194	–	–	–		35,194
Life insurance premiums	–	–	111,027	–		111,027
Property and casualty insurance premiums	–	89,667	–	(3,149)	(c)	86,518
Net investment and interest income	3,135	25,376	123,809	(4,059)	(b)	148,261
Other revenue	427,836	–	3,976	(439)	(b)	431,373
Total revenues	5,398,267	115,043	238,812	(12,375)		5,739,747

Costs and expenses:
Operating expenses	2,621,270	42,456	21,112	(8,297)	(b,c)	2,676,541
Commission expenses	429,581	–	–	–		429,581
Cost of sales	259,585	–	–	–		259,585
Benefits and losses	–	22,448	164,199	–		186,647
Amortization of deferred policy acquisition costs	–	–	33,854	–		33,854
Lease expense	31,973	359	109	(2,531)	(b)	29,910
Depreciation, net gains on disposals	482,752	–	–	–		482,752
Net gains on disposal of real estate	(4,120)	–	–	–		(4,120)
Total costs and expenses	3,821,041	65,263	219,274	(10,828)		4,094,750

Earnings from operations before equity in earnings of subsidiaries	1,577,226	49,780	19,538	(1,547)		1,644,997

Equity in earnings of subsidiaries	54,746	–	–	(54,746)	(d)	–

Earnings from operations	1,631,972	49,780	19,538	(56,293)		1,644,997
Other components of net periodic benefit costs	(1,120)	–	–	–		(1,120)
Interest expense	(168,491)	–	(480)	1,547	(b)	(167,424)
Fees on early extinguishment of debt	(956)	–	–	–		(956)
Pretax earnings	1,461,405	49,780	19,058	(54,746)		1,475,497
Income tax expense	(338,119)	(10,378)	(3,714)	–		(352,211)
Net earnings available to common stockholders	$1,123,286	$39,402	$15,344	$(54,746)		$1,123,286

(a) Balances for the year ended December 31, 2021
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating statements of operations by industry segment for year ending March 31, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues:
Self-moving equipment rentals	$3,086,824	$–	$–	$(3,507)	(c)	$3,083,317
Self-storage revenues	477,262	–	–	–		477,262
Self-moving and self-storage products and service sales	344,929	–	–	–		344,929
Property management fees	31,603	–	–	–		31,603
Life insurance premiums	–	–	121,609	–		121,609
Property and casualty insurance premiums	–	70,285	–	(1,506)	(c)	68,779
Net investment and interest income	2,259	16,452	107,745	(3,518)	(b)	122,938
Other revenue	288,797	–	3,280	(529)	(b)	291,548
Total revenues	4,231,674	86,737	232,634	(9,060)		4,541,985

Costs and expenses:
Operating expenses	2,137,381	35,450	20,376	(5,523)	(b,c)	2,187,684
Commission expenses	329,609	–	–	–		329,609
Cost of sales	214,059	–	–	–		214,059
Benefits and losses	–	18,558	160,954	–		179,512
Amortization of deferred policy acquisition costs	–	–	28,293	–		28,293
Lease expense	30,551	231	135	(2,447)	(b)	28,470
Depreciation, net gains on disposals	609,930	–	–	–		609,930
Net losses on disposal of real estate	3,281	–	–	–		3,281
Total costs and expenses	3,324,811	54,239	209,758	(7,970)		3,580,838

Earnings from operations before equity in earnings of subsidiaries	906,863	32,498	22,876	(1,090)		961,147

Equity in earnings of subsidiaries	44,441	–	–	(44,441)	(d)	–

Earnings from operations	951,304	32,498	22,876	(45,531)		961,147
Other components of net periodic benefit costs	(987)	–	–	–		(987)
Interest expense	(164,592)	–	–	1,090	(b)	(163,502)
Pretax earnings	785,725	32,498	22,876	(44,441)		796,658
Income tax expense	(174,869)	(6,778)	(4,155)	–		(185,802)
Net earnings available to common stockholders	$610,856	$25,720	$18,721	$(44,441)		$610,856

(a) Balances for the year ended December 31, 2020
(b) Eliminate intercompany lease/interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2023, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$922,998	$29,755	$9,972	$(39,727)		$922,998
Earnings from consolidated subsidiaries	(39,727)	–	–	39,727		–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	733,879	–	–	–		733,879
Amortization of deferred policy acquisition costs	–	–	27,924	–		27,924
Amortization of premiums and accretion of discounts related to investments, net	–	1,691	18,375	–		20,066
Amortization of debt issuance costs	7,087	–	–	–		7,087
Interest credited to policyholders	–	–	55,822	–		55,822
Provision for recoveries for losses on trade receivables, net	(4,714)	(146)	–	–		(4,860)
Provision for allowance for investggories and parts reserve	9,490	–	–	–		9,490
Net gains on disposal of personal property	(247,084)	–	–	–		(247,084)
Net losses on disposal of personal property	5,596	–	–	–		5,596
Net (gains) losses on sales of investments	–	44	8,256	–		8,300
Net losses on equity investments	–	9,091	–	–		9,091
Deferred income taxes, net	137,159	(2,757)	(2,648)	–		131,754
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	39,510	2,322	2,882	–		44,714
Inventories and parts	(2,225)	–	–	–		(2,225)
Prepaid expenses	(5,575)	–	–	–		(5,575)
Capitalization of deferred policy acquisition costs	–	–	(25,202)	–		(25,202)
Other assets and Right of use assets - operating, net	17,102	2	(1,077)	–		16,027
Related party assets	(4,898)	4,354	–	–		(544)
Accounts payable and accrued expenses and operating lease liabilities	16,935	625	16,703	–		34,263
Policy benefits and losses, claims and loss expenses payable	5,849	(7,372)	(12,185)	–		(13,708)
Other policyholders' funds and liabilities	–	(819)	(1,761)	–		(2,580)
Deferred income	3,371	–	1,766	–		5,137
Related party liabilities	(1,048)	(640)	928	–		(760)
Net cash provided by operating activities	1,593,705	36,150	99,755	–		1,729,610

Cash flows from investing activities:
Escrow deposits	9,298	–	–	–		9,298
Purchases of:
Property, plant and equipment	(2,726,967)	–	–	3,066	(b)	(2,723,901)
Short term investments	–	(59,425)	(612)	–		(60,037)
Fixed maturities investments	(224,999)	(41,391)	(297,062)	–		(563,452)
Equity securities	–	(3,281)	(1,651)	–		(4,932)
Real estate	(2,677)	(5,031)	(977)	–		(8,685)
Mortgage loans	–	(37,612)	(166,967)	–		(204,579)
Proceeds from sales and paydowns of:
Property, plant and equipment	701,331	–	–	–		701,331
Short term investments	–	74,457	–	–		74,457
Fixed maturities investments	–	18,940	177,695	–		196,635
Equity securities	–	1,280	6	–		1,286
Real estate	–	–	3,066	(3,066)	(b)	–
Mortgage loans	–	16,389	144,805	–		161,194
Net cash used by investing activities	(2,244,014)	(35,674)	(141,697)	–		(2,421,385)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2022
(b) Eliminate purchase and sale of real estate

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2023, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,017,898	–	–	–	1,017,898
Principal repayments on credit facilities	(801,994)	–	–	–	(801,994)
Payments of debt issuance costs	(5,237)	–	–	–	(5,237)
Finance lease payments	(124,188)	–	–	–	(124,188)
Securitization deposits	217	–	–	–	217
Voting Common stock dividends paid	(19,608)	–	–	–	(19,608)
Series N Non-Voting Common Stock dividends paid	(14,117)	–	–	–	(14,117)
Investment contract deposits	–	–	341,483	–	341,483
Investment contract withdrawals	–	–	(334,659)	–	(334,659)
Net cash provided by financing activities	52,971	–	6,824	–	59,795

Effects of exchange rate on cash	(11,633)	–	–	–	(11,633)

Increase (decrease) in cash and cash equivalents	(608,971)	476	(35,118)	–	(643,613)
Cash and cash equivalents at beginning of year	2,643,213	10,800	50,124	–	2,704,137
Cash and cash equivalents at end of year	$2,034,242	$11,276	$15,006	$–	$2,060,524
	(page 2 of 2)
(a) Balance for the period ended December 31, 2022

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2022, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,123,286	$39,402	$15,344	$(54,746)	$1,123,286
Earnings from consolidated subsidiaries	(54,746)	–	–	54,746	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	696,955	–	–	–	696,955
Amortization of deferred policy acquisition costs	–	–	33,854	–	33,854
Amortization of premiums and accretion of discounts related to investments, net	–	1,638	18,111	–	19,749
Amortization of debt issuance costs	5,659	–	–	–	5,659
Interest credited to policyholders	–	–	64,692	–	64,692
Change in allowance (recoveries) for losses on trade receivables, net	4,689	(456)	(6)	–	4,227
Change in allowance for inventories and parts reserve	15,235	–	–	–	15,235
Net gains on disposal of personal property	(214,203)	–	–	–	(214,203)
Net gains on disposal of real estate	(4,120)	–	–	–	(4,120)
Net gains on sales of investments	–	(991)	(10,881)	–	(11,872)
Net gains on equity securities	–	(7,837)	–	–	(7,837)
Deferred income taxes	106,869	1,347	(7,125)	–	101,091
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(28,776)	17,180	2,409	–	(9,187)
Inventories and parts	(68,536)	–	–	–	(68,536)
Prepaid expenses	232,342	–	–	–	232,342
Capitalization of deferred policy acquisition costs	–	–	(32,626)	–	(32,626)
Other assets and Right of use assets - operating, net	15,136	346	(133)	–	15,349
Related party assets	(10,517)	160	–	–	(10,357)
Accounts payable and accrued expenses and operating lease liabilities	5,601	1,821	3,092	–	10,514
Policy benefits and losses, claims and loss expenses payable	(8,428)	(18,563)	7,299	–	(19,692)
Other policyholders' funds and liabilities	–	(177)	(1,431)	–	(1,608)
Deferred income	6,551	–	(1,152)	–	5,399
Related party liabilities	255	(2,644)	310	–	(2,079)
Net cash provided by operating activities	1,823,252	31,226	91,757	–	1,946,235

Cash flows from investing activities:
Escrow deposits	(9,328)	–	–	–	(9,328)
Purchases of:
Property, plant and equipment	(2,136,537)	–	–	–	(2,136,537)
Short term investments	–	(74,418)	–	–	(74,418)
Fixed maturities investments	–	(10,248)	(617,078)	–	(627,326)
Equity securities	–	(17,919)	(1,380)	–	(19,299)
Preferred stock	–	–	(8,000)	–	(8,000)
Real estate	(33)	(59)	(169)	–	(261)
Mortgage loans	–	(24,032)	(134,115)	–	(158,147)
Proceeds from sales and paydowns of:
Property, plant and equipment	623,235	–	–	–	623,235
Short term investments	–	50,737	854	–	51,591
Fixed maturities investments	–	24,201	336,736	–	360,937
Equity securities	–	20	2,026	–	2,046
Preferred stock	–	2,000	–	–	2,000
Real estate	113	–	–	–	113
Mortgage loans	–	23,634	102,584	–	126,218
Net cash (used) provided by investing activities	(1,522,550)	(26,084)	(318,542)	–	(1,867,176)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2021

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2022, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,969,474	–	–	–	1,969,474
Principal repayments on credit facilities	(426,319)	–	(11,187)	–	(437,506)
Payment of debt issuance costs	(13,156)	–	–	–	(13,156)
Finance lease payments	(166,262)	–	–	–	(166,262)
Common stock dividends paid	(29,412)	–	–	–	(29,412)
Investment contract deposits	–	–	347,520	–	347,520
Investment contract withdrawals	–	–	(237,503)	–	(237,503)
Net cash provided (used) by financing activities	1,334,325	–	98,830	–	1,433,155

Effects of exchange rate on cash	(2,089)	–	–	–	(2,089)

Increase (decrease) in cash and cash equivalents	1,632,938	5,142	(127,955)	–	1,510,125
Cash and cash equivalents at beginning of year	1,010,275	5,658	178,079	–	1,194,012
Cash and cash equivalents at end of year	$2,643,213	$10,800	$50,124	$–	$2,704,137
	(page 2 of 2)
(a) Balance for the period ended December 31, 2021

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the year ended March 31, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$610,856	$25,720	$18,721	$(44,441)		$610,856
Earnings from consolidated subsidiaries	(44,441)	–	–	44,441		–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	664,001	–	–	–		664,001
Amortization of deferred policy acquisition costs	–	–	28,293	–		28,293
Amortization of premiums and accretion of discounts related to investments, net	–	1,578	12,651	–		14,229
Amortization of debt issuance costs	5,948	–	–	–		5,948
Interest credited to policyholders	–	–	55,321	–		55,321
Change in allowance (recoveries) for losses on trade receivables, net	1,424	(217)	(1)	–		1,206
Change in allowance for inventories and parts reserve	1,298	–	–	–		1,298
Net gains on disposal of personal property	(54,071)	–	–	–		(54,071)
Net losses on disposal of real estate	3,281	–	–	–		3,281
Net gains on sales of investments	–	(158)	(9,900)	–		(10,058)
Net gains on equity securities	–	(394)	–	–		(394)
Deferred income taxes	72,407	459	(4,455)	–		68,411
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(60,806)	27,302	(6,012)	–		(39,516)
Inventories and parts	(5,775)	–	–	–		(5,775)
Prepaid expenses	94,359	–	–	–		94,359
Capitalization of deferred policy acquisition costs	–	–	(36,162)	–		(36,162)
Other assets and Right of use assets - operating, net	44,265	537	(551)	–		44,251
Related party assets	(12,790)	303	–	12,000	(b)	(487)
Accounts payable and accrued expenses and operating lease liabilities	82,102	(3,497)	113	–		78,718
Policy benefits and losses, claims and loss expenses payable	14,919	(31,398)	14,487	–		(1,992)
Other policyholders' funds and liabilities	–	(2,053)	4,283	–		2,230
Deferred income	10,780	–	608	–		11,388
Related party liabilities	1,136	1,187	9,737	(12,000)	(b)	60
Net cash provided by operating activities	1,428,893	19,369	87,133	–		1,535,395

Cash flows from investing activities:
Escrow deposits	(5,221)	–	–	–		(5,221)
Purchases of:
Property, plant and equipment	(1,441,475)	–	–	–		(1,441,475)
Short term investments	–	(69,929)	–	–		(69,929)
Fixed maturities investments	–	(18,823)	(587,410)	–		(606,233)
Equity securities	–	–	(962)	–		(962)
Preferred stock	–	–	(16,144)	–		(16,144)
Real estate	–	–	(622)	–		(622)
Mortgage loans	–	(18,035)	(140,036)	–		(158,071)
Proceeds from sales and paydowns of:
Property, plant and equipment	537,484	–	–	–		537,484
Short term investments	–	69,669	49	–		69,718
Fixed maturities investments	–	20,854	508,385	–		529,239
Equity securities	–	–	207	–		207
Preferred stock	–	2,700	–	–		2,700
Real estate	255	–	–	–		255
Mortgage loans	–	17,659	11,866	–		29,525
Net cash used by investing activities	(908,957)	4,095	(224,667)	–		(1,129,529)
	(page 1 of 2)
(a) Balance for the period ended December 31, 2020
(b) Eliminate intercompany recivables and payables

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2021 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	912,408	–	9,600	–	922,008
Principal repayments on credit facilities	(652,728)	–	(9,860)	–	(662,588)
Payment of debt issuance costs	(5,793)	–	–	–	(5,793)
Finance lease payments	(221,247)	–	–	–	(221,247)
Common stock dividends paid	(49,019)	–	–	–	(49,019)
Net contribution from (to) related party	41,199	(22,600)	(18,599)	–	–
Investment contract deposits	–	–	517,856	–	517,856
Investment contract withdrawals	–	–	(213,864)	–	(213,864)
Net cash provided (used) by financing activities	24,820	(22,600)	285,133	–	287,353

Effects of exchange rate on cash	6,441	–	–	–	6,441

Increase in cash and cash equivalents	551,197	864	147,599	–	699,660
Cash and cash equivalents at beginning of year	459,078	4,794	30,480	–	494,352
Cash and cash equivalents at end of year	$1,010,275	$5,658	$178,079	$–	$1,194,012
	(page 2 of 2)
(a) Balance for the period ended December 31, 2020

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Note 23.   Revenue Recognition

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

We entered into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities for fiscal 2023.

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

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving Help® are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box containers to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 842, while the shipping obligation represents a contract with a customer accounted for under Topic 606. Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time. U-Box shipping contracts span over a relatively short period of time, and the majority of these

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

  contracts begin and end within the same fiscal year. Moving Help ® services fees are recognized in accordance with Topic 606. Moving Help services are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ended March 31,
	2024	2025	2026	2027	2028	Thereafter

	(In thousands)

Self-moving equipment rentals	$5,750	$–	$–	$–	$–	$–
Property lease revenues	19,223	12,378	9,552	7,680	5,050	38,998
Total	$24,973	$12,378	$9,552	$7,680	$5,050	$38,998

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

U-Haul HOlding Company and consolidated subsidiaries

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

In the following tables, the revenue is disaggregated by timing of revenue recognition:

	Years Ended March 31,
	2023	2022	2021

	(In thousands)

Revenues recognized over time	$320,822	$284,401	$182,278
Revenues recognized at a point in time	425,584	414,985	396,600
Total revenues recognized under ASC 606	746,406	699,386	578,878

Revenues recognized under ASC 842	4,744,746	4,690,434	3,644,798
Revenues recognized under ASC 944	196,860	201,666	195,371
Revenues recognized under ASC 320	176,679	148,261	122,938
Total revenues	$5,864,691	$5,739,747	$4,541,985

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

Reinsurance recoverables

Reinsurance recoverable on paid and unpaid benefits was less than 1% of the total assets as of January 1, 2022 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

U-Haul HOlding Company and consolidated subsidiaries

notes to consolidated financial statements – (continued)

Premium receivables

Premiums receivables   were $ 4.1 million and $ 1.7 million as of December 31, 2022 and 2021, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder doesn‘t pay premiums.

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total

		(In thousands)
Balance as of March 31, 2021	$4,421	$1,320	$501	$6,242
Provision for (reversal of) credit losses	4,228	(1,260)	–	2,968
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of March 31, 2022	$8,649	$60	$501	$9,210
Provision for (reversal of) credit losses	(4,860)	2,041	16	(2,803)
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of March 31, 2023	$3,789	$2,101	$517	$6,407

SCHEDULE   I

CONDENSED FINANCIAL INFORMATION OF U-Haul Holding Company

(Parent Company Only)

BALANCE SHEETS

	March 31,
	2023	2022
	(In thousands)
ASSETS
Cash and cash equivalents	$1,662,790	$2,085,447
Investment in subsidiaries	4,575,886	4,308,020
Related party assets	2,482,280	1,842,445
Other assets	403,191	178,691
Total assets	$9,124,147	$8,414,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$2,601,631	$2,463,308
	2,601,631	2,463,308
Stockholders' equity:
Preferred stock	–	–
Voting Common stock	10,497	10,497
Non-Voting Common Stock	176	–
Additional paid-in capital	453,853	454,029
Accumulated other comprehensive income (loss)	(272,865)	45,187
Retained earnings:
Beginning of period	6,119,232	5,025,358
Net earnings	922,998	1,123,286
Common Stock Dividends	(19,608)	(29,412)
Non-Voting Common Stock dividends	(14,117)	–
End of period	7,008,505	6,119,232

Cost of common shares in treasury	(525,653)	(525,653)
Cost of preferred shares in treasury	(151,997)	(151,997)
Total stockholders' equity	6,522,516	5,951,295
Total liabilities and stockholders' equity	$9,124,147	$8,414,603

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF U-Haul Holding Company

(Parent Company Only)

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2023	2022	2021
	(In thousands, except share and per share data)
Revenues:
Net interest income and other revenues	$54,823	$1,516	$720
Expenses:
Operating expenses	13,937	5,517	6,753
Other expenses	127	115	115
Total expenses	14,064	5,632	6,868
Equity in earnings of subsidiaries	581,043	1,011,841	508,632
Interest income	413,170	131,400	135,673
Pretax earnings	1,034,972	1,139,125	638,157
Income tax expense	(111,974)	(15,839)	(27,301)
Net earnings available to common shareholders	$922,998	$1,123,286	$610,856
Basic and diluted earnings per share of Common Stock	$5.54	$7.08	$5.37
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$4.62	$5.58	$2.87
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092	176,470,092

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF U-Haul Holding Company

(Parent Company Only)

STATEMENTS OF comprehensive income

	Years Ended March 31,
	2023	2022	2021
	(In thousands)

Net earnings	$922,998	$1,123,286	$610,856
Other comprehensive income (loss)	(318,052)	(57,381)	67,468
Total comprehensive income	$604,946	$1,065,905	$678,324

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF U-Haul Holding Company

(Parent Company Only)

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net earnings	$922,998	$1,123,286	$610,856
Change in investments in subsidiaries	(581,043)	(1,011,841)	(508,632)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	3	1	1
Amortization of debt issuance costs	859	292	924
Deferred income taxes	137,159	106,869	72,407
Net change in other operating assets and liabilities:
Prepaid expenses	6,120	234,490	88,898
Other assets	(2,884)	(4)	–
Related party assets	(120)	(240)	(12,000)
Accounts payable and accrued expenses	(2,499)	5,461	(4,019)
Net cash provided by operating activities	480,593	458,314	248,435

Cash flows from investing activities:
Purchases of property, plant and equipment	(1)	(11)	(3)
Purchase of fixed maturities investments	(224,999)	–	–
Net cash used by investing activities	(225,000)	(11)	(3)

Cash flows from financing activities:
Borrowings from credit facilities	–	1,200,000	200,000
Principal repayments on credit facilities	–	–	(200,000)
Debt issuance costs	–	(8,468)	(924)
Proceeds from (repayments) of intercompany loans	(637,585)	(284,438)	211,064
Common stock dividends paid	(19,608)	(29,412)	(49,019)
Non-Voting Common Stock dividends paid	(14,117)	–	–
Net contribution from related party	–	–	41,199
Net cash provided (used) by financing activities	(671,310)	877,682	202,320

Effects of exchange rate on cash	(6,940)	(1,591)	5,773
Increase (decrease) in cash and cash equivalents	(422,657)	1,334,394	456,525
Cash and cash equivalents at beginning of period	2,085,447	751,053	294,528
Cash and cash equivalents at end of period	$1,662,790	$2,085,447	$751,053

Income taxes paid (received) amounted to $145.7   million, ($4.5) million and $29.0 million for fiscal 2023, 2022 and 2021, respectively.

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF U-Haul holding company

(parent company only)

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2023, 2022, and 2021

1.   Summary of Significant Accounting Policies

U-Haul Holding Company, a Nevada corporation, was incorporated in April, 1969, and is the holding Company for U-Haul International, Inc., Amerco Real Estate Company, Repwest Insurance Company and Oxford Life Insurance Company. The financial statements of the Registrant should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Annual Report.

U-Haul Holding Company is included in a consolidated Federal income tax return with all of its U.S. subsidiaries. Accordingly, the provision for income taxes has been calculated for Federal income taxes of U-Haul Holding Company and subsidiaries included in the consolidated return of U-Haul Holding Company. State taxes for all subsidiaries are allocated to the respective subsidiaries.

The financial statements include only the accounts of U-Haul Holding Company, which include certain of the corporate operations of U-Haul Holding Company. The interest in U-Haul Holding Company’s majority owned subsidiaries is accounted for using the equity method. The intercompany interest income and expenses are eliminated in the Consolidated Financial Statements.

2.   Guarantees

U-Haul Holding Company has guaranteed performance of certain long-term leases and other obligations. See Note 18, Leases, and Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements.

SCHEDULE II

U-Haul Holding Company AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balance at Year End

Year ended March 31, 2023	(In thousands)
Allowance for obsolescence
(deducted from inventory)	$1,080	$–	$–		$(151)	$929
Allowance for LIFO
(deducted from inventory)	$37,400	$9,665	$–		$–	$47,065

Year ended March 31, 2022
Allowance for obsolescence
(deducted from inventory)	$1,416	$–	$–		$(336)	$1,080
Allowance for LIFO
(deducted from inventory)	$21,832	$15,568	$–		$–	$37,400

Year ended March 31, 2021
Allowance for credit losses
(deducted from trade receivable)	$535	$2,179	$2,680		$(973)	$4,421
Allowance for obsolescence
(deducted from inventory)	$3,063	$–	$–		$(1,647)	$1,416
Allowance for LIFO
(deducted from inventory)	$18,886	$2,946	$–		$–	$21,832
Allowance for probable losses
(deducted from mortgage loans)	$493	$–	$–	$	(45)	$448

SCHEDULE V

U-Haul Holding Company AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended December 31, 2022, 2021, AND 2020

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2023	Consolidated property casualty entity	$–	$151,874	$–	(97)	$96,242	$7,314	$27,570	$(5,828)	$–	$22,965	$96,145
2022	Consolidated property casualty entity	–	159,162	–	334	89,667	24,385	28,980	(6,290)	–	24,012	90,002
2021	Consolidated property casualty entity	–	177,963	–	(294)	70,285	16,335	20,670	(3,865)	–	25,759	69,989

(1)The earned and written premiums are reported net of intersegment transactions. There were $2.9 million, $3.1 million and $1.5 million in written premiums and $3.0 million, $2.8 million and $1.8 million in earned premiums eliminated for the years ended December 31, 2022, 2021 and 2020, respectively.

(2) Net Investment Income excludes net realized (gains) losses on investments of $0.1 million, ($1.0) million and ($0.1) million for the years ended December 31, 2022, 2021 and 2020, respectively.

SIGNATURES

Pursuant to the requirements of Section   13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-Haul Holding Company

Date: June 1, 2023	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: June 1, 2023	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: June 1, 2023	/s/ Maria L. Bell
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

Signature	Title	Date
/s/ Edward J. Shoen	President and Chairman of the Board	June 1, 2023
Edward J. Shoen
/s/ Jason A. Berg	Chief Financial Officer	June 1, 2023
Jason A. Berg
/s/ Maria L. Bell	Chief Accounting Officer	June 1, 2023
Maria L. Bell
/s/ James E. Acridge	Director	June 1, 2023
James E. Acridge
/s/ John P. Brogan	Director	June 1, 2023
John P. Brogan
/s/ James J. Grogan	Director	June 1, 2023
James J. Grogan
/s/ Richard J. Herrera	Director	June 1, 2023
Richard J. Herrera
/s/ Karl A. Schmidt	Director	June 1, 2023
Karl A. Schmidt
/s/ Roberta R. Shank	Director	June 1, 2023
Roberta R. Shank
/s/ Samuel J. Shoen	Director	June 1, 2023
Samuel J. Shoen