Form 10-Q
period 2023-06-30
U-Haul Holding Co /NV/
filed 2023-08-09
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

or

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

19,607,788 shares of Common Stock, $0.25 par value, were outstanding at August 4, 2023.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding at August 4, 2023.

part i financial information

Item 1. Financial Statements

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED balance sheets

	June 30,	March 31,
	2023	2023
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,377,124	$2,060,524
Reinsurance recoverables and trade receivables, net	206,663	189,498
Inventories and parts, net	164,884	151,474
Prepaid expenses	232,039	241,711
Investments, fixed maturities and marketable equities	2,469,512	2,770,394
Investments, other	620,140	575,540
Deferred policy acquisition costs, net	123,596	128,463
Other assets	60,821	51,052
Right of use assets - financing, net	420,496	474,765
Right of use assets - operating, net	59,496	58,917
Related party assets	43,102	48,308
	6,777,873	6,750,646
Property, plant and equipment, at cost:
Land	1,555,326	1,537,206
Buildings and improvements	7,364,517	7,088,810
Furniture and equipment	942,036	928,241
Rental trailers and other rental equipment	866,916	827,696
Rental trucks	5,594,132	5,278,340
	16,322,927	15,660,293
Less: Accumulated depreciation	(4,486,766)	(4,310,205)
Total property, plant and equipment, net	11,836,161	11,350,088
Total assets	$18,614,034	$18,100,734
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$778,605	$761,039
Notes, loans and finance leases payable, net	6,287,231	6,108,042
Operating lease liabilities	58,808	58,373
Policy benefits and losses, claims and loss expenses payable	878,436	880,202
Liabilities from investment contracts	2,384,330	2,398,884
Other policyholders' funds and liabilities	12,218	8,232
Deferred income	64,790	52,282
Deferred income taxes, net	1,371,859	1,329,489
Total liabilities	11,836,277	11,596,543

Commitments and contingencies (notes 4 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding	10,497	10,497
Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized
Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized;
176,470,092 shares issued and outstanding	176	176
Additional paid-in capital	453,643	453,643
Accumulated other comprehensive loss	(261,836)	(285,623)
Retained earnings	7,252,927	7,003,148
Cost of common stock in treasury, net (22,377,912 shares)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	6,777,757	6,504,191
Total liabilities and stockholders' equity	$18,614,034	$18,100,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$999,206	$1,090,775
Self-storage revenues	198,961	173,177
Self-moving and self-storage products and service sales	100,872	109,351
Property management fees	9,177	9,139
Life insurance premiums	23,131	25,781
Property and casualty insurance premiums	20,322	19,972
Net investment and interest income	64,592	33,573
Other revenue	124,047	136,072
Total revenues	1,540,308	1,597,840

Costs and expenses:
Operating expenses	763,241	733,167
Commission expenses	106,927	118,493
Cost of sales	70,675	79,671
Benefits and losses	45,344	39,757
Amortization of deferred policy acquisition costs	8,045	7,672
Lease expense	7,583	7,475
Depreciation, net of gains on disposal ($55,661 and $64,348, respectively)	137,814	113,796
Net losses on disposal of real estate	1,021	2,307
Total costs and expenses	1,140,650	1,102,338

Earnings from operations	399,658	495,502
Other components of net periodic benefit costs	(365)	(304)
Interest expense	(60,598)	(49,799)
Pretax earnings	338,695	445,399
Income tax expense	(81,857)	(107,054)
Net earnings available to common stockholders	$256,838	$338,345
Basic and diluted earnings per share of Common Stock	$1.27	$2.18
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	1.31	1.68
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the first quarter of fiscal 2024 and 2023, net of eliminations, were $9.2 million and $9.1 million, respectively.

Related party costs and expenses for the first quarter of fiscal 2024 and 2023, net of eliminations, were $23.7 million and $25.5 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Condensed Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

consolidatED statements of COMPREHENSIVE INCOME

Quarter Ended June 30, 2023	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$338,695	$(81,857)	$256,838
Other comprehensive income (loss):
Foreign currency translation	469	–	469
Unrealized net gain on investments	25,543	(5,199)	20,344
Change in fair value of cash flow hedges	5,093	(1,251)	3,842
Amounts reclassified into earnings on hedging activities	(1,150)	282	(868)
Total other comprehensive income (loss)	29,955	(6,168)	23,787

Total comprehensive income	$368,650	$(88,025)	$280,625
	+

Quarter Ended June 30, 2022	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$445,399	$(107,054)	$338,345
Other comprehensive income (loss):
Foreign currency translation	197	–	197
Unrealized net loss on investments	(173,046)	36,664	(136,382)
Change in fair value of cash flow hedges	170	(42)	128
Amounts reclassified into earnings on hedging activities	566	(139)	427
Total other comprehensive income (loss)	(172,113)	36,483	(135,630)

Total comprehensive income	$273,286	$(70,571)	$202,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Less: Treasury Common Stock		Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2023	$10,497	$176	$453,643	$(285,623)	$7,003,148	$(525,653)		$(151,997)	$6,504,191
Foreign currency translation	–	–	–	469	–	–		–	469
Unrealized net gain on investments, net of tax	–	–	–	20,344	–	–		–	20,344
Change in fair value of cash flow hedges, net of tax	–	–	–	3,842	–	–		–	3,842
Amounts reclassified into earnings on hedging activities	–	–	–	(868)	–	–		–	(868)
Net earnings	–	–	–	–	256,838	–		–	256,838
Series N Non-Voting Common Stock dividends: ($0.04 per share for fiscal 2024)	–	–	–	–	(7,059)	–		–	(7,059)
Net activity	–	–	–	23,787	249,779	–	–	–	273,566
Balance as of June 30, 2023	$10,497	$176	$453,643	$(261,836)	$7,252,927	$(525,653)		(151,997)	$6,777,757

Balance as of March 31, 2022	$10,497	$–	$453,819	$(4,992)	$6,112,401	$(525,653)		$(151,997)	$5,894,075
Foreign currency translation	–	–	–	197	–	–		–	197
Unrealized net loss on investments, net of tax	–	–	–	(136,382)	–	–		–	(136,382)
Change in fair value of cash flow hedges, net of tax	–	–	–	128	–	–		–	128
Amounts reclassified into earnings on hedging activities	–	–	–	427	–	–		–	427
Net earnings	–	–	–	–	338,345	–		–	338,345
Common stock dividends: ($0.50 per share for fiscal 2023)	–	–	–	–	(9,804)	–		–	(9,804)
Net activity	–	–	–	(135,630)	328,541	–		–	192,911
Balance as of June 30, 2022	$10,497	$–	$453,819	$(140,622)	$6,440,942	$(525,653)		$(151,997)	$6,086,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

U-Haul Holding Company AND CONSOLIDATED subsidiaries

consolidatED statements of cash flows

	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$256,838	$338,345
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	193,475	178,144
Amortization of deferred policy acquisition costs	8,045	7,672
Amortization of premiums and accretion of discounts related to investments, net	4,394	4,929
Amortization of debt issuance costs	1,456	1,473
Interest credited to policyholders	17,538	15,157
Provision for allowance (recoveries) for losses on trade receivables, net	592	(6,151)
Provision for allowance (recoveries) for inventories and parts reserves	(327)	4,646
Net gains on disposal of personal property	(55,661)	(64,348)
Net losses on disposal of real estate	1,021	2,307
Net (gains) losses on sales of investments	(1,914)	268
Net (gains) losses on equity investments	(2,429)	1,551
Deferred income taxes	34,108	63,493
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(17,435)	15,894
Inventories and parts	(13,068)	(10,347)
Prepaid expenses	9,870	4,935
Capitalization of deferred policy acquisition costs	(3,177)	(7,398)
Other assets and right-of-use assets operations, net	(9,957)	1,935
Related party assets	3,132	484
Accounts payable and accrued expenses and operations lease liabilities	33,112	74,676
Policy benefits and losses, claims and loss expenses payable	(12,098)	6,043
Other policyholders' funds and liabilities	3,986	1,187
Deferred income	11,999	14,448
Related party liabilities	2,197	2,028
Net cash provided by operating activities	465,697	651,371

Cash flows from investing activities:
Escrow deposits	(361)	4,789
Purchases of:
Property, plant and equipment	(773,577)	(646,137)
Short term investments	(9,957)	(22,017)
Fixed maturities investments	(3,251)	(36,488)
Equity securities	(242)	(1,366)
Real estate	(415)	–
Mortgage loans	(52,450)	(42,561)
Proceeds from sales and paydowns of:
Property, plant and equipment	193,455	159,180
Short term investments	11,745	18,073
Fixed maturities investments	336,859	55,808
Equity securities	236	362
Preferred stock	913	–
Mortgage loans	8,377	32,345
Net cash used by investing activities	(288,668)	(478,012)

Cash flows from financing activities:
Borrowings from credit facilities	445,493	393,264
Principal repayments on credit facilities	(232,824)	(145,369)
Payment of debt issuance costs	(2,688)	(1,069)
Finance lease payments	(34,168)	(34,982)
Securitization deposits	79	–
Common stock dividends paid	–	(9,804)
Series N Non-Voting Common Stock dividends paid	(7,059)	–
Investment contract deposits	51,239	85,767
Investment contract withdrawals	(83,331)	(62,911)
Net cash provided by financing activities	136,741	224,896

Effects of exchange rate on cash	2,830	(4,121)

Increase in cash and cash equivalents	316,600	394,134
Cash and cash equivalents at the beginning of period	2,060,524	2,704,137
Cash and cash equivalents at the end of period	$2,377,124	$3,098,271

The accompanying notes are an integral part of these condensed consolidated financial statements

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements –

1.Basis of Presentation

U-Haul Holding Company, a Nevada corporation (“U-Haul Holding Company”), has a first fiscal quarter that ends on the 30 th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31 st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of consolidated financial position or consolidated results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2023 and 2022 correspond to fiscal 2024 and 2023 for U-Haul Holding Company.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars.

The consolidated balance sheet as of June 30, 2023 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the first quarter of fiscal 2024 and 2023 are unaudited.

In our opinion, all adjustments necessary for the fair presentation of such condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The information in this Quarterly Report on Form 10-Q (“Quarterly Report”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

Accounting Policy Updates :

The following accounting policies were updated since the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 due to the adoption of Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12). Please refer to Note 18,

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

  Accounting Pronouncements   for additional information on the financial statement impacts related to the adoption of this standard.

Deferred Policy Acquisition Costs

Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are capitalized on a grouped contract basis and amortized over the expected term of the related contracts, and are essential for the acquisition of new insurance business. Deferred acquisition costs (DAC) are directly related to the successful issuance of an insurance contract, and primarily include sales commissions, policy issue costs, direct to consumer advertising costs, and underwriting costs. Additionally, DAC includes the value of business acquired (VOBA), which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. These costs represent the difference between the fair value of the contractual insurance assets acquired and liabilities assumed, compared against the assets and liabilities for insurance contracts that the Company issues or holds measured in accordance with GAAP.

DAC is amortized on a constant-level basis over the expected term of the grouped contracts, with the related expense included in amortization of deferred acquisition costs. The in-force metric used to compute the DAC amortization rate is premium deposit in-force for deferred annuities, policy count in-force for health insurance, and face amount in-force for life insurance. The assumptions used to amortize acquisition costs include mortality, morbidity, and persistency. These assumptions are reviewed at least annually and revised in conjunction with any change in the future policy benefit assumptions. The effect of changes in the assumptions are recognized over the remaining expected contract term as a revision of future amortization amounts.

Policy Benefits and Losses, Claims and Loss Expenses Payable

The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately   91% of the total liability for future policy benefits. The liability is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Net level premiums reflect a recomputed net premium ratio 1   using actual experience since the issue date or the Transition Date, and expected future experience. The liability is accrued as premium revenue is recognized and adjusted for differences between actual and expected experience. Long-duration insurance contracts issued by the Company are grouped into cohorts based on the contract issue year, distribution channel, legal entity and product type.

Both the present value of expected future benefit payments and the present value of expected future net premiums are based primarily on assumptions of discount rates, mortality, morbidity, lapse, and persistency. Each quarter, the Company remeasures its liability for future policy benefits using current discount rates with the effect of the change recognized in Other Comprehensive Income, a component of shareholders’ equity. In addition, the Company recognizes a liability remeasurement gain or using original discount rates, and relating to actual experience under the net premium calculation, as compared to the prior reporting period assumptions.

The Company reviews, and updates as necessary, its cash flow assumptions (mortality, morbidity, lapses and persistency) used to calculate the change in the liability for future policy benefits at least annually. These cash flow assumptions are reviewed at the same time every year, or more frequently, if suggested by experience. If cash flow assumptions are changed, the net premium ratio is recalculated from the original issue date, or the Transition Date, using actual experience and projected future cash flows. When the expected future net premiums exceed the expected future gross premiums, or the present value of future policyholder benefits exceeds the present value of expected future gross premiums, the liability for future policy benefits is adjusted with changes recognized in policyholder benefits. The cash flow assumptions do not include an adjustment for adverse deviation. Mortality tables used for individual life insurance include various industry tables and reflect modifications based on Company experience. Morbidity assumptions for individual health are based on Company experience and industry data. Lapse and persistency assumptions are based on Company experience.

The liability for future policy benefits is discounted as noted above, using a current upper-medium grade fixed-income instrument yield that reflects the duration characteristics of the liability for future policy benefits. The methodology for determining current discount rates consists of constructing a discount rate curve intended to be reflective of the currency and tenor of the insurance liability cash flows. The methodology is designed to prioritize observable inputs based on market data available in the local debt markets denominated in the same currency as the policies. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company will use estimation techniques consistent with the fair value guidance in ASC 820. We further accrete interest as a component of policyholder benefits using the original discount rate that is locked-in during the year of contract issuance. The original discount rates (or the locked-in discount rates) are used for interest accretion purposes and for the determination of net premiums, whereas the current discount rates are used for purposes of valuing the liability.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The liability for future policy benefits for annuity and interest sensitive life-type products is represented by policy account value. For limited-payment contracts, a deferred profit liability is also recorded, with changes recognized in income over the life of the contract in proportion to the amount of insurance in-force.

2. Earnings per Share

We calculate earnings per share using the two-class method in accordance with Accounting Standards Codification (“ASC“) Topic 260, Earnings Per Share . The two-class method allocates the undistributed earnings available to common stockholders to the Company’s outstanding common stock, $ 0.25 par value (the “Voting Common Stock”) and the Series N Non-Voting Common Stock, $ 0.001 par value (the “Non-Voting Common Stock”) based on each share’s percentage of total weighted average shares outstanding. The Voting Common Stock and Non-Voting Common Stock are allocated 10 % and 90%, respectively, of our undistributed earnings available to common stockholders. This represents earnings available to common stockholders less the dividends declared for both the Voting Common Stock and Non-Voting Common Stock.

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

The calculation of basic and diluted earnings per share for the quarters ended June 30, 2023 and 2022 for our Voting Common Stock and Non-Voting Common Stock were as follows:

	For the Quarters Ended
	June 30,
	2023	2022
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$256,838	$338,345
Voting Common Stock dividends declared	–	(9,804)
Non-Voting Common Stock dividends declared	(7,059)	–
Undistributed earnings available to common stockholders	$249,779	$328,541
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$24,978	$32,854

Undistributed earnings per share of Voting Common Stock	$1.27	$1.68
Dividends declared per share of Voting Common Stock	$–	$0.50
Basic and diluted earnings per share of Voting Common Stock	$1.27	$2.18

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$256,838	$338,345
Voting Common Stock dividends declared	–	(9,804)
Non-Voting Common Stock dividends declared	(7,059)	–
Undistributed earnings available to common stockholders	$249,779	$328,541
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$224,801	$295,687

Undistributed earnings per share of Non-Voting Common Stock	$1.27	$1.68
Dividends declared per share of Non-Voting Common Stock	$0.04	$–
Basic and diluted earnings per share of Non-Voting Common Stock	$1.31	$1.68

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

3. Investments

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $ 21.4 million and $ 23.4 million as of March 31, 2023 and December 31, 2022, respectively.

Available-for-Sale Investments

Available-for-sale investments as of June 30, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Allowance for Expected Credit Losses	Fair Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$128,050	$391	$(7,620)	$(1,973)	$–	$118,848
U.S. government agency mortgage-backed securities	33,769	55	(6,810)	(62)	–	26,952
Obligations of states and political subdivisions	159,833	1,060	(6,024)	(2,788)	–	152,081
Corporate securities	1,987,107	2,253	(147,453)	(39,283)	(1,646)	1,800,978
Mortgage-backed securities	359,413	83	(47,653)	(3,476)	–	308,367
	$2,668,172	$3,842	$(215,560)	$(47,582)	$(1,646)	$2,407,226

Available-for-sale investments as of March 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Allowance for Expected Credit Losses	Fair Market Value

	(In thousands)
U.S. treasury securities and government obligations	$353,189	$3,061	$(7,639)	$(3,935)	$–	$344,676
U.S. government agency mortgage-backed securities	34,126	40	(6,707)	(228)	–	27,231
Obligations of states and political subdivisions	161,960	649	(4,014)	(8,090)	–	150,505
Corporate securities	2,086,432	1,491	(60,224)	(156,365)	(2,101)	1,869,233
Mortgage-backed securities	370,880	78	(40,359)	(13,207)	–	317,392
	$3,006,587	$5,319	$(118,943)	$(181,825)	$(2,101)	$2,709,037

We sold available-for-sale securities with a fair value of $ 113.0 million and $54.1 million during the first quarter of fiscal 2024 and fiscal 2023, respectively. The gross realized gains on these sales totaled $0.9 million and $0.3 million during the first quarter of fiscal 2024 and fiscal 2023, respectively.   The gross realized losses on these sales totaled $0.5 million and $0.1 million during the first quarter of fiscal 2024 and fiscal 2023, respectively. In the first quarter of fiscal 2024 we received $ 225.0 million from the Moving and Storage Treasuries that matured.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a ($ 0.5 ) million and a $17 thousand net impairment charge recorded in the first quarter ended June 30, 2023 and 2023, respectively.

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	June 30, 2023		March 31, 2023
	Cost Amortized	Fair Value	Cost Amortized	Fair Value
	(Unaudited)
	(In thousands)
Due in one year or less	$134,115	$130,997	$354,875	$354,184
Due after one year through five years	734,777	698,857	754,175	717,552
Due after five years through ten years	699,066	637,939	736,089	665,708
Due after ten years	740,801	631,066	790,568	654,201
	2,308,759	2,098,859	2,635,707	2,391,645

Mortgage-backed securities	359,413	308,367	370,880	317,392
	$2,668,172	$2,407,226	$3,006,587	$2,709,037

Equity investments of common stock and non-redeemable preferred stock were as follows:

	June 30, 2023		March 31, 2023
	Cost Amortized	Fair Value	Cost Amortized	Fair Value
	(Unaudited)
	(In thousands)

Common stocks	$29,613	$41,730	$29,577	$39,375
Non-redeemable preferred stocks	25,144	20,556	26,054	21,982
	$54,757	$62,286	$55,631	$61,357

Investments, other

The carrying value of the other investments was as follows:

	June 30,	March 31,
	2023	2023
	(Unaudited)
	(In thousands)

Mortgage loans, net	$510,307	$466,531
Short-term investments	13,490	15,921
Real estate	72,257	72,178
Policy loans	10,852	10,921
Other equity investments	13,234	9,989
	$620,140	$575,540

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

4. Notes, Loans and Finance Leases Payable, net

Long Term Debt

Long term debt was as follows:

	Fiscal Year 2024						Weighted Avg	June 30,	March 31,
	Interest Rates			Maturities			Interest Rates (b)	2023	2023
								(Unaudited)
								(In thousands)
Real estate loans (amortizing term) (a)	4.30%	-	6.64%	2027	-	2037	5.78%	$286,677	$289,647
Senior mortgages	2.70%	-	5.50%	2024	-	2042	4.14%	2,457,739	2,371,231
Real estate loans (revolving credit)	-%	-	-%	-	-	2027	–%	–	–
Fleet loans (amortizing term)	1.61%	-	5.68%	2023	-	2029	3.73%	100,225	111,856
Fleet loans (revolving credit)	2.36%	-	6.50%	2026	-	2028	5.72%	590,000	615,000
Finance leases (rental equipment)	2.37%	-	5.01%	2023	-	2026	3.92%	189,037	223,205
Finance liabilities (rental equipment)	1.60%	-	6.13%	2024	-	2031	4.12%	1,425,854	1,255,763
Private placements	2.43%	-	2.88%	2029	-	2035	2.65%	1,200,000	1,200,000
Other obligations	1.50%	-	8.00%	2023	-	2049	6.06%	74,250	76,648
Notes, loans and finance leases payable								6,323,782	6,143,350
Less: Debt issuance costs								(36,551)	(35,308)
Total notes, loans and finance leases payable, net								$6,287,231	$6,108,042

(a) Certain loans have interest rate swaps fixing the rate for the relevant loans between 2.72% and 2.86% based on current margin. The weighted average interest rate calculation for these loans was 4.08% using the swap adjusted interest rate.

(b) Weighted average rates as of June 30, 2023

Real Estate Backed Loans

Real Estate Loans

Certain subsidiaries of Real Estate and U-Haul Company of Florida are borrowers under real estate loans. These loans require monthly or quarterly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans are secured by various properties owned by the borrowers. The interest rates, per the provisions of $ 204.2 million of these loans, are the applicable Secured Overnight Funding Rate (“SOFR”) plus the applicable margins and a credit spread adjustment of 0.10%. As of June 30, 2023, the applicable SOFR was between 5.15 % and 5.16 % and applicable margin was between 0.65 % and 1.38%, the sum of which, including the credit spread, was between 5.90 % and 6.64%. The remaining $ 82.5 million of these loans was fixed with an interest rate of 4.30%. The default provisions of these real estate loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of June 30, 2023.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.70 % and 5.50%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of June 30, 2023. There are limited restrictions regarding our use of the funds.

Real Estate Loans (Revolving Credit)

U-Haul Holding Company is a borrower under a multi-bank syndicated real estate loan. As of June 30, 2023, the maximum credit commitment is $465.0 million. As of June 30, 2023, the full capacity was available to borrow. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. If there was a loan outstanding as of June 30, 2023, the applicable SOFR was 5.10% and applicable margin would be between 1.40% and 1.55% the sum of which would be 6.50% to 6.65% This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The default provisions of the loan include non-payment of principal or interest and other

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

  standard reporting and change-in-control covenants. We are in compliance with the covenants as of June 30, 2023. There is a 0.30 % fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates are fixed rates.   All of our rental truck amortizing loans are collateralized by the rental equipment purchased.   The majority of these loans are funded at 70%, but some may be funded at 100%. U-Haul Holding Company, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of June 30, 2023. The net book value of the corresponding rental equipment was $226.1million and $ 213.1 million as of June 30, 2023 and March 31, 2023, respectively.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $ 615.0 million. The interest rates are SOFR plus the applicable margin and a credit spread adjustment of 0.10%. As of June 30, 2023, SOFR was between 5.03 % and 5.16 % and the margin was between 1.15 % and 1.25%, the sum of which, including the credit spread, was between 6.28 % and 6.50%. Of the $ 590.0 million outstanding, $ 100.0 million was fixed with an interest rate of 2.36%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of June 30, 2023. These fleet loans are collateralized by the rental equipment purchased. The net book value of the corresponding rental equipment was $ 735.1 million and $ 822.0 million as of June 30, 2023 and March 31, 2023, respectively.

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment. The agreements are generally seven (7) year terms .   All of our finance leases are collateralized by our rental fleet. The net book value of the corresponding rental equipment was $ 420.5 million and $ 474.8 million as of June 30, 2023 and March 31, 2023, respectively. There were no new financing leases entered into during the first quarter of fiscal 2024. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of June 30, 2023.

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions, and we assess if these sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.   We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, these sale-leasebacks are accounted for as a financial liability and the leased assets are capitalized at cost.     Our finance liabilities have an average term of seven (7) years . These finance liabilities are collateralized by the related assets of our rental fleet.   The net book value of the corresponding rental equipment was $ 1,628.6 million and $ 1,499.1 million as of June 30, 2023 and March 31, 2023, respectively. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of June 30, 2023.

Private Placements

In September 2021, U-Haul Holding Company entered into a note purchase agreement to issue $600.0 million of fixed rate senior unsecured notes in a private placement offering.   These notes consist of four tranches each totaling $150.0 million and funded in September 2021.   The fixed interest rates range between 2.43% and 2.78% with maturities between 2029 and 2033.   Interest is payable semiannually. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of June 30, 2023.

In December 2021, U-Haul Holding Company entered into a note purchase agreement to issue $600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes consist of three tranches each totaling $100.0 million and two tranches each totaling $150.0 million.  The fixed interest rates range between 2.55% and 2.88% with maturities between 2030 and 2035.  Interest is payable semiannually. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of June 30, 2023.

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

As of June 30, 2023, the aggregate outstanding principal balance of the U-Notes ® issued was $ 76.0 million, of which $ 1.7 million is held by our insurance subsidiaries and eliminated in consolidation.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, before debt issuance costs as of June 30, 2023 for the next five years and thereafter are as follows:

	Years Ending June 30,
	2024	2025	2026	2027	2028	Thereafter	Total
	(Unaudited)
	(In thousands)
Notes, loans and finance leases payable	$635,909	$474,221	$762,745	$766,958	$833,278	$2,850,671	$6,323,782

Interest on Borrowings

Interest Expense

Components of interest expense include the following:

	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands)
Interest expense	$64,400	$50,405
Capitalized interest	(4,063)	(2,618)
Amortization of transaction costs	1,411	1,446
Interest expense resulting from cash flow hedges	(1,150)	566
Total interest expense	$60,598	$49,799

Interest paid in cash amounted to $ 55.4 million and $ 41.7 million for the first quarter of fiscal 2023 and 2022, respectively.   Interest paid (received) in cash on derivative contracts was ($1.0) million and $0.6 million for the first quarter of fiscal 2024 and 2023, respectively.

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	6.26%	1.99%
Interest rate at the end of the quarter	6.41%	2.29%
Maximum amount outstanding during the quarter	$715,000	$1,095,000
Average amount outstanding during the quarter	$660,330	$1,095,000
Facility fees	$265	$58

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the consolidated balance sheet were as follows:

	June 30, 2023	March 31, 2023
	(Unaudited)
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Assets	$9,254	$5,311
Liabilities	–	–
Notional amount	204,227	206,347

		The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

		June 30, 2023	June 30, 2022
		(Unaudited)
		(In thousands)
Gain recognized in AOCI on interest rate contracts		$(3,943)	$(736)
(Gain) loss reclassified from AOCI into income	$	(1,150)	$566

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During the first quarter of fiscal 2024 and 2023, we recognized an increase in the fair value of our cash flow hedges of $ 3.8 million and $ 0.1 million, respectively, net of taxes. During the first quarter of fiscal 2024 and 2023, we reclassified ($ 0.9 ) million and $ 0.4 million, respectively, from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of June 30, 2023, we expect to reclassify $ 4.8 million of net losses on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

We use derivatives to economically hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. As of March 31, 2023 and December 31, 2022, these derivative hedges had a fair value of $ 7.5 million and $ 4.3 million, with notional amounts of $ 362.4 million and $ 465.7   million, respectively. These derivative instruments are included in Investments, other; on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy. Net (gains) losses recognized in net investment and interest income for the quarters ended March 31, 2023 and 2022 were ($ 1.5 ) million and $ 0.6 million, respectively.

	Derivatives Fair Values as of

	June 30, 2023	March 31, 2023
	(Unaudited)
	(In thousands)
Equity market contracts as economic hedging instruments
Assets	$7,539	$4,295
Liabilities	$–	$–
Notional amount	$362,436	$465,701

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

6. Accumulated Other Comprehensive Loss

A summary of AOCI components, net of tax, were as follows:

		Foreign Currency Translation		Unrealized Net Gains (Losses) on Investments	Fair Market Value of Cash Flow Hedges		Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
		(Unaudited)
		(In thousands)
Balance as of March 31, 2023		$(56,539)		$(232,740)	$4,007		$(351)	$(285,623)
Foreign currency translation		469		–	–		–	469
Unrealized net gains on investments		–		20,344	–		–	20,344
Change in fair value of cash flow hedges		–		–	3,842		–	3,842
Amounts reclassified into earnings on hedging activities		–		–	(868)		–	(868)
Other comprehensive income (loss)		469		20,344	2,974		–	23,787
Balance as of June 30, 2023	$	(56,070)	$	(212,396)	$6,981	$	(351)	$(261,836)

7. Stockholders’ Equity

The following table lists the dividends that have been declared and issued for the first quarters of fiscal years 2024 and 2023.

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

June 7, 2023	$0.04	June 20, 2023	June 30, 2023

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

April 6, 2022	$0.50	April 18, 2022	April 29, 2022

As of June 30, 2023, no awards had been issued under the 2016 AMERCO Stock Option Plan.

8. Leases

The following tables show the components of our right-of-use (“ROU“) assets, net:

	As of June 30, 2023
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$–	$133,248	$133,248
Furniture and equipment	7,109	–	7,109
Rental trailers and other rental equipment	128,865	–	128,865
Rental trucks	879,054	–	879,054
Right-of-use assets, gross	1,015,028	133,248	1,148,276
Less: Accumulated depreciation	(594,532)	(73,770)	(668,302)
Right-of-use assets, net	$420,496	$59,478	$479,974

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

As of June 30, 2023 and March 31, 2023, we had finance lease liabilities for the ROU assets, net of $ 189.0 million and $ 223.2 million, respectively, and operating lease liabilities of $ 58.8 million and $ 58.4 million, respectively.

	Finance leases
	June 30,	March 31,
	2023	2023
	(Unaudited)
Weighted average remaining lease term (years)	2	2
Weighted average discount rate	3.9%	3.8%

	Operating leases
	June 30,	March 31,
	2023	2023
	(Unaudited)
Weighted average remaining lease term (years)	20.3	19.2
Weighted average discount rate	4.7%	4.7%

For the quarters ended June 30, 2023 and 2022, cash paid for leases included in our operating cash flow activities were $ 8.9 million and $ 7.9 million, respectively, and our financing cash flow activities were $ 34.2 million and $ 35.0 million, respectively.   Non-cash activities of ROU assets in exchange for lease liablities were $5.0 million and $2.4 million for the first quarters of fiscal 2024 and 2023, respectively.

The components of lease costs, including leases of less than 12 months, were as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022
	(Unaudited)
	(In thousands)

Operating lease costs	$8,102	$7,920

Finance lease cost:
Amortization of right-of-use assets	$16,754	$22,396
Interest on lease liabilities	2,146	3,218
Total finance lease cost	$18,900	$25,614

The short-term lease costs for the first quarters of fiscal 2024 and 2023 were not material.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Years ending March 31,	(In thousands)

2024 (9 months)	$75,174	$18,686
2025	77,194	12,244
2026	46,457	5,534
2027	–	4,087
2028	–	3,483
Thereafter	–	62,497
Total lease payments	198,825	106,531
Less: imputed interest	(9,788)	(47,723)
Present value of lease liabilities	$189,037	$58,808

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

Related Party Revenue

	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,696	$7,729
U-Haul management fee revenue from Mercury	1,481	1,410
	$9,177	$9,139

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4 % and 10 % of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $ 8.2 million from the above-mentioned entities during the first quarter of both fiscal 2024 and 2023. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefitting Edward J. Shoen and James P. Shoen or their descendants.   Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary; Mercury has notified W.P. Carey, the lessor, of its intent to purchase the properties.

Related Party Costs and Expenses

	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$604	$604
U-Haul printing expenses to Blackwater	349	–
U-Haul commission expenses to Blackwater	22,703	24,882
	$23,656	$25,486

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

On May 15, 2023, SAC Holdings began providing ancillary and specialty printing services to us. The financial and other terms of the transactions are substantially identical to the terms of additional specialty printing vendors.

As of June 30, 2023, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $7.7 million and $7.7 million, expenses of $ 0.9 million and $ 0.6 million and cash flows of $ 6.6 million and $ 6.9 million, respectively, during the first quarter of fiscal 2024 and 2023. Revenues were $ 103.5 million and $ 117.9 million and commission expenses were $ 22.7 million and $ 24.9 million, respectively, related to the Dealer Agreements, during the first quarter of fiscal 2024 and 2023.

Management determined that we do not have a variable interest pursuant to the variable interest entity model under Accounting Standards Codification (“ASC”) 810 – Consolidation in the holding entities of Blackwater.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Related Party Assets

	June 30,	March 31,
	2023	2023
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$41,146	$42,141
U-Haul receivable from Mercury	6,446	8,402
Other (a)	(4,490)	(2,235)
	$43,102	$48,308

(a)       Timing differences for intercompany balances with insurance subsidiaries resulting from the three-month difference in reporting periods.

11. Consolidating Financial Information by Industry Segment

U-Haul Holding Company’s three reportable segments are:

  Moving and Storage, comprised of U-Haul Holding Company, U-Haul, and Real Estate and the subsidiaries of UHaul and Real Estate,

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

Consolidating balance sheets by industry segment as of June 30, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$2,302,380	$14,038	$60,706	$–		$2,377,124
Reinsurance recoverables and trade receivables, net	125,222	49,051	32,390	–		206,663
Inventories and parts, net	164,884	–	–	–		164,884
Prepaid expenses	232,039	–	–	–		232,039
Investments, fixed maturities and marketable equities	–	274,003	2,195,509	–		2,469,512
Investments, other	23,330	129,392	467,418	–		620,140
Deferred policy acquisition costs, net	–	–	123,596	–		123,596
Other assets	54,916	1,063	4,842	–		60,821
Right of use assets - financing, net	420,496	–	–	–		420,496
Right of use assets - operating, net	58,622	850	24	–		59,496
Related party assets	65,625	2,860	11,945	(37,328)	(c)	43,102
	3,447,514	471,257	2,896,430	(37,328)		6,777,873

Investment in subsidiaries	459,095	–	–	(459,095)	(b)	–

Property, plant and equipment, at cost:
Land	1,555,326	–	–	–		1,555,326
Buildings and improvements	7,364,517	–	–	–		7,364,517
Furniture and equipment	942,036	–	–	–		942,036
Rental trailers and other rental equipment	866,916	–	–	–		866,916
Rental trucks	5,594,132	–	–	–		5,594,132
	16,322,927	–	–	–		16,322,927
Less: Accumulated depreciation	(4,486,766)	–	–	–		(4,486,766)
Total property, plant and equipment, net	11,836,161	–	–	–		11,836,161
Total assets	$15,742,770	$471,257	$2,896,430	$(496,423)		$18,614,034

(a) Balances as of March 31, 2023
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of June 30, 2023, continued

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated U-Haul Holding Company
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$768,784	$3,303	$6,518	$–		$778,605
Notes, loans and finance leases payable, net	6,287,231	–	–	–		6,287,231
Operating lease liabilities	57,937	864	7	–		58,808
Policy benefits and losses, claims and loss expenses payable	328,009	148,960	401,467	–		878,436
Liabilities from investment contracts	–	–	2,384,330	–		2,384,330
Other policyholders' funds and liabilities	–	2,435	9,783	–		12,218
Deferred income	64,790	–	–	–		64,790
Deferred income taxes, net	1,437,773	4,776	(70,690)	–		1,371,859
Related party liabilities	26,630	3,199	13,640	(43,469)	(c)	–
Total liabilities	8,971,154	163,537	2,745,055	(43,469)		11,836,277

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common stock	176	–	–	–		176
Additional paid-in capital	453,853	91,120	26,271	(117,601)	(b)	453,643
Accumulated other comprehensive income (loss)	(267,977)	(11,043)	(207,495)	224,679	(b)	(261,836)
Retained earnings	7,252,717	224,342	330,099	(554,231)	(b)	7,252,927
Cost of common stock in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred stock in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	6,771,616	307,720	151,375	(452,954)		6,777,757
Total liabilities and stockholders' equity	$15,742,770	$471,257	$2,896,430	$(496,423)		$18,614,034

(a) Balances as of March 31, 2023
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$2,034,242	$11,276	$15,006	$–		$2,060,524
Reinsurance recoverables and trade receivables, net	107,823	48,344	33,331	–		189,498
Inventories and parts, net	151,474	–	–	–		151,474
Prepaid expenses	241,711	–	–	–		241,711
Investments, fixed maturities and marketable equities	227,737	271,156	2,271,501	–		2,770,394
Investments, other	23,314	125,130	427,096	–		575,540
Deferred policy acquisition costs, net	–	–	128,463	–		128,463
Other assets	46,438	730	3,884	–		51,052
Right of use assets - financing, net	474,765	–	–	–		474,765
Right of use assets - operating, net	57,978	914	25	–		58,917
Related party assets	69,144	2,347	12,268	(35,451)	(c)	48,308
	3,434,626	459,897	2,891,574	(35,451)		6,750,646

Investment in subsidiaries	426,779	–	–	(426,779)	(b)	–

Property, plant and equipment, at cost:
Land	1,537,206	–	–	–		1,537,206
Buildings and improvements	7,088,810	–	–	–		7,088,810
Furniture and equipment	928,241	–	–	–		928,241
Rental trailers and other rental equipment	827,696	–	–	–		827,696
Rental trucks	5,278,340	–	–	–		5,278,340
	15,660,293	–	–	–		15,660,293
Less: Accumulated depreciation	(4,310,205)	–	–	–		(4,310,205)
Total property, plant and equipment, net	11,350,088	–	–	–		11,350,088
Total assets	$15,211,493	$459,897	$2,891,574	$(462,230)		$18,100,734

(a) Balances as of December 31, 2022
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating balance sheets by industry segment as of March 31, 2023, continued

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated U-Haul Holding Company

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$729,679	$4,470	$26,890	$–		$761,039
Notes, loans and finance leases payable, net	6,108,042	–	–	–		6,108,042
Operating lease liabilities	57,418	928	27	–		58,373
Policy benefits and losses, claims and loss expenses payable	335,227	153,007	391,968	–		880,202
Liabilities from investment contracts	–	–	2,398,884	–		2,398,884
Other policyholders' funds and liabilities	–	2,702	5,530	–		8,232
Deferred income	52,282	–	–	–		52,282
Deferred income taxes, net	1,405,391	1,713	(77,615)	–		1,329,489
Related party liabilities	25,082	2,544	13,644	(41,270)	(c)	–
Total liabilities	8,713,121	165,364	2,759,328	(41,270)		11,596,543

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common Stock	176	–	–	–		176
Additional paid-in capital	453,853	91,120	26,271	(117,601)	(b)	453,643
Accumulated other comprehensive income (loss)	(291,442)	(14,720)	(225,904)	246,443	(b)	(285,623)
Retained earnings	7,002,938	214,832	329,379	(544,001)	(b)	7,003,148
Cost of common shares in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred shares in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	6,498,372	294,533	132,246	(420,960)		6,504,191
Total liabilities and stockholders' equity	$15,211,493	$459,897	$2,891,574	$(462,230)		$18,100,734

(a) Balances as of December 31, 2022
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statement of operations by industry segment for the quarter ended June 30, 2023 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated U-Haul Holding Company
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,000,079	$–	$–	$(873)	(c)	$999,206
Self-storage revenues	198,961	–	–	–		198,961
Self-moving and self-storage products and service sales	100,872	–	–	–		100,872
Property management fees	9,177	–	–	–		9,177
Life insurance premiums	–	–	23,131	–		23,131
Property and casualty insurance premiums	–	21,047	–	(725)	(c)	20,322
Net investment and interest income	27,295	6,792	31,511	(1,006)	(b)	64,592
Other revenue	123,129	–	1,039	(121)	(b)	124,047
Total revenues	1,459,513	27,839	55,681	(2,725)		1,540,308

Costs and expenses:
Operating expenses	748,283	11,307	5,366	(1,715)	(b,c)	763,241
Commission expenses	106,927	–	–	–		106,927
Cost of sales	70,675	–	–	–		70,675
Benefits and losses	–	4,458	40,886	–		45,344
Amortization of deferred policy acquisition costs	–	–	8,045	–		8,045
Lease expense	8,102	92	28	(639)	(b)	7,583
Depreciation, net of gains on disposals	137,814	–	–	–		137,814
Net losses on disposal of real estate	1,021	–	–	–		1,021
Total costs and expenses	1,072,822	15,857	54,325	(2,354)		1,140,650

Earnings from operations before equity in earnings of subsidiaries	386,691	11,982	1,356	(371)		399,658

Equity in earnings of subsidiaries	10,230	–	–	(10,230)	(d)	–

Earnings from operations	396,921	11,982	1,356	(10,601)		399,658
Other components of net periodic benefit costs	(365)	–	–	–		(365)
Interest expense	(60,849)	–	(120)	371	(b)	(60,598)
Pretax earnings	335,707	11,982	1,236	(10,230)		338,695
Income tax expense	(78,869)	(2,472)	(516)	–		(81,857)
Net earnings available to common stockholders	$256,838	$9,510	$720	$(10,230)		$256,838

(a) Balances for the quarter ended March 31, 2023
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating statements of operations by industry for the quarter ended June 30, 2022 are as follows:

	Consolidated Moving & Storage	Property & Casualty Insurance (a)	Insurance (a) Life	Eliminations		Consolidated U-Haul Holding Company
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,091,710	$–	$–	$(935)	(c)	$1,090,775
Self-storage revenues	173,177	–	–	–		173,177
Self-moving and self-storage products and service sales	109,351	–	–	–		109,351
Property management fees	9,139	–	–	–		9,139
Life insurance premiums	–	–	25,781	–		25,781
Property and casualty insurance premiums	–	20,830	–	(858)	(c)	19,972
Net investment and interest income	4,940	2,252	27,388	(1,007)	(b)	33,573
Other revenue	135,281	–	934	(143)	(b)	136,072
Total revenues	1,523,598	23,082	54,103	(2,943)		1,597,840

Costs and expenses:
Operating expenses	719,794	10,194	5,109	(1,930)	(b,c)	733,167
Commission expenses	118,493	–	–	–		118,493
Cost of sales	79,671	–	–	–		79,671
Benefits and losses	–	4,379	35,378	–		39,757
Amortization of deferred policy acquisition costs	–	–	7,672	–		7,672
Lease expense	7,920	158	28	(631)	(b)	7,475
Depreciation, net of gains on disposals	113,796	–	–	–		113,796
Net losses on disposal of real estate	2,307	–	–	–		2,307
Total costs and expenses	1,041,981	14,731	48,187	(2,561)		1,102,338

Earnings from operations before equity in earnings of subsidiaries	481,617	8,351	5,916	(382)		495,502

Equity in earnings of subsidiaries	12,009	–	–	(12,009)	(d)	–

Earnings from operations	493,626	8,351	5,916	(12,391)		495,502
Other components of net periodic benefit costs	(304)	–	–	–		(304)
Interest expense	(50,061)	–	(120)	382	(b)	(49,799)
Pretax earnings	443,261	8,351	5,796	(12,009)		445,399
Income tax expense	(104,916)	(1,755)	(383)	–		(107,054)
Net earnings available to common stockholders	$338,345	$6,596	$5,413	$(12,009)		$338,345

(a) Balances for the quarter ended March 31, 2022
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$256,838	$9,510	$720	$(10,230)	$256,838
Earnings from consolidated entities	(10,230)	–	–	10,230	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	193,475	–	–	–	193,475
Amortization of deferred policy acquisition costs	–	–	8,045	–	8,045
Amortization of premiums and accretion of discounts related to investments, net	–	383	4,011	–	4,394
Amortization of debt issuance costs	1,456	–	–	–	1,456
Interest credited to policyholders	–	–	17,538	–	17,538
Provision for allowance (recoveries) for losses on trade receivables, net	631	(39)	–	–	592
Provision for allowance for inventories and parts reserve	(327)	–	–	–	(327)
Net gains on disposal of personal property	(55,661)	–	–	–	(55,661)
Net losses on disposal of real estate	1,021	–	–	–	1,021
Net gains on sales of investments	–	(34)	(1,880)	–	(1,914)
Net gains on equity investments	–	(2,429)	–	–	(2,429)
Deferred income taxes, net	32,087	2,085	(64)	–	34,108
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(17,964)	(411)	940	–	(17,435)
Inventories and parts	(13,068)	–	–	–	(13,068)
Prepaid expenses	9,870	–	–	–	9,870
Capitalization of deferred policy acquisition costs	–	–	(3,177)	–	(3,177)
Other assets and right-of-use assets - operating, net	(8,769)	(231)	(957)	–	(9,957)
Related party assets	3,645	(513)	–	–	3,132
Accounts payable and accrued expenses and operating lease liabilities	52,573	(1,166)	(18,295)	–	33,112
Policy benefits and losses, claims and loss expenses payable	(7,590)	(4,047)	(461)	–	(12,098)
Other policyholders' funds and liabilities	–	(267)	4,253	–	3,986
Deferred income	12,441	–	(442)	–	11,999
Related party liabilities	1,547	655	(5)	–	2,197
Net cash provided by operating activities	451,975	3,496	10,226	–	465,697

Cash flows from investing activities:
Escrow deposits	(361)	–	–	–	(361)
Purchases of:
Property, plant and equipment	(773,577)	–	–	–	(773,577)
Short term investments	–	(9,216)	(741)	–	(9,957)
Fixed maturities investments	–	(495)	(2,756)	–	(3,251)
Equity securities	–	(242)	–	–	(242)
Real estate	(16)	–	(399)	–	(415)
Mortgage loans	–	(7,300)	(45,150)	–	(52,450)
Proceeds from sales and paydowns of:
Property, plant and equipment	193,455	–	–	–	193,455
Short term investments	–	11,676	69	–	11,745
Fixed maturities investments	224,999	3,490	108,370	–	336,859
Equity securities	–	236	–	–	236
Preferred stock	–	913	–	–	913
Mortgage loans	–	204	8,173	–	8,377
Net cash (used) provided by investing activities	(355,500)	(734)	67,566	–	(288,668)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2023

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2023, continued

	Consolidated Moving & Storage	Casualty Insurance (a) Property &	Insurance (a) Life	Elimination	Consolidated U-Haul Holding Company
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	445,493	–	–	–	445,493
Principal repayments on credit facilities	(232,824)	–	–	–	(232,824)
Payments of debt issuance costs	(2,688)	–	–	–	(2,688)
Finance lease payments	(34,168)	–	–	–	(34,168)
Securitization deposits	79	–	–	–	79
Series N Non-Voting Common Stock dividends paid	(7,059)	–	–	–	(7,059)
Investment contract deposits	–	–	51,239	–	51,239
Investment contract withdrawals	–	–	(83,331)	–	(83,331)
Net cash provided (used) by financing activities	168,833	–	(32,092)	–	136,741

Effects of exchange rate on cash	2,830	–	–	–	2,830

Increase (decrease) in cash and cash equivalents	268,138	2,762	45,700	–	316,600
Cash and cash equivalents at beginning of period	2,034,242	11,276	15,006	–	2,060,524
Cash and cash equivalents at end of period	$2,302,380	$14,038	$60,706	$–	$2,377,124
	(page 2 of 2)
(a) Balance for the period ended March 31, 2023

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$338,345	$6,596	$5,413	$(12,009)	$338,345
Earnings from consolidated entities	(12,009)	–	–	12,009	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	178,144	–	–	–	178,144
Amortization of deferred policy acquisition costs	–	–	7,672	–	7,672
Amortization of premiums and accretion of discounts related to investments, net	–	421	4,508	–	4,929
Amortization of debt issuance costs	1,473	–	–	–	1,473
Interest credited to policyholders	–	–	15,157	–	15,157
Provision for allowance (recoveries) for losses on trade receivables, net	(6,075)	(76)	–	–	(6,151)
Provision for allowance for inventories and parts reserve	4,646	–	–	–	4,646
Net gains on disposal of personal property	(64,348)	–	–	–	(64,348)
Net gains on disposal of real estate	2,307	–	–	–	2,307
Net gains on sales of investments	–	(31)	299	–	268
Net gains on equity investments	–	1,551	–	–	1,551
Deferred income taxes	61,948	127	1,418	–	63,493
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	18,458	(2,107)	(457)	–	15,894
Inventories and parts	(10,347)	–	–	–	(10,347)
Prepaid expenses	4,935	–	–	–	4,935
Capitalization of deferred policy acquisition costs	–	–	(7,398)	–	(7,398)
Other assets and right-of-use assets - operating, net	2,177	(40)	(202)	–	1,935
Related party assets	747	(263)	–	–	484
Accounts payable and accrued expenses and operating lease liabilities	78,549	(549)	(3,324)	–	74,676
Policy benefits and losses, claims and loss expenses payable	8,875	(1,237)	(1,595)	–	6,043
Other policyholders' funds and liabilities	–	(159)	1,346	–	1,187
Deferred income	14,501	–	(53)	–	14,448
Related party liabilities	1,251	517	260	–	2,028
Net cash provided by operating activities	623,577	4,750	23,044	–	651,371

Cash flows from investing activities:
Escrow deposits	4,789	–	–	–	4,789
Purchases of:
Property, plant and equipment	(646,137)	–	–	–	(646,137)
Short term investments	–	(21,966)	(51)	–	(22,017)
Fixed maturities investments	–	(9,839)	(26,649)	–	(36,488)
Equity securities	–	(1,366)	–	–	(1,366)
Mortgage loans	–	(6,975)	(35,586)	–	(42,561)
Proceeds from sales and paydowns of:
Property, plant and equipment	159,180	–	–	–	159,180
Short term investments	–	18,073	–	–	18,073
Fixed maturities investments	–	6,852	48,956	–	55,808
Equity securities	–	362	–	–	362
Mortgage loans	–	8,374	23,971	–	32,345
Net cash (used) provided by investing activities	(482,168)	(6,485)	10,641	–	(478,012)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2022

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Consolidating cash flow statements by industry segment for the quarter ended June 30, 2022, continued

	Consolidated Moving & Storage	Casualty Insurance (a) Property &	Insurance (a) Life	Elimination	Consolidated U-Haul Holding Company
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	393,264	–	–	–	393,264
Principal repayments on credit facilities	(145,369)	–	–	–	(145,369)
Payment of debt issuance costs	(1,069)	–	–	–	(1,069)
Finance lease payments	(34,982)	–	–	–	(34,982)
Voting Common Stock dividends paid	(9,804)	–	–	–	(9,804)
Investment contract deposits	–	–	85,767	–	85,767
Investment contract withdrawals	–	–	(62,911)	–	(62,911)
Net cash provided by financing activities	202,040	–	22,856	–	224,896

Effects of exchange rate on cash	(4,121)	–	–	–	(4,121)

Increase (decrease) in cash and cash equivalents	339,328	(1,735)	56,541	–	394,134
Cash and cash equivalents at beginning of period	2,643,213	10,800	50,124	–	2,704,137
Cash and cash equivalents at end of period	$2,982,541	$9,065	$106,665	$–	$3,098,271
	(page 2 of 2)
(a) Balance for the period ended March 31, 2022

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

12. Industry Segment and Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended June 30, 2023
Total revenues	$1,461,284	$79,024	$1,540,308
Depreciation and amortization, net of gains on disposal	148,313	(1,433)	146,880
Interest expense	59,946	652	60,598
Pretax earnings	327,072	11,623	338,695
Income tax expense	78,595	3,262	81,857
Identifiable assets	17,892,739	721,295	18,614,034

Quarter Ended June 30, 2022
Total revenues	$1,510,386	$87,454	$1,597,840
Depreciation and amortization, net of gains on disposal	120,986	2,789	123,775
Interest expense	48,948	851	49,799
Pretax earnings	431,881	13,518	445,399
Income tax expense	103,613	3,441	107,054
Identifiable assets	17,202,853	590,958	17,793,811

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$297	$332
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	367	287
Other components	(2)	17
Total other components of net periodic benefit costs	365	304
Net periodic postretirement benefit cost	$662	$636

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

Fair values of long-term investment and mortgage loans and notes on real estate are based on quoted market prices, dealer quotes or discounted cash flows.   Fair values of trade receivables approximate their recorded value.

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

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
As of June 30, 2023	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$206,663	$–	$–	$206,663	$206,663
Mortgage loans, net	510,307	–	–	494,664	494,664
Other investments	109,833	–	–	109,833	109,833
Total	$826,803	$–	$–	$811,160	$811,160

Liabilities
Notes, loans and finance leases payable	6,323,782	–	5,743,138	–	5,743,138
Total	$6,323,782	$–	$5,743,138	$–	$5,743,138

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	Fair Value Hierarchy
	Carrying				Total Estimated
As of March 31, 2023	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$189,498	$–	$–	$189,498	$189,498
Mortgage loans, net	466,531	–	–	444,957	444,957
Other investments	109,009	–	–	109,009	109,009
Total	$765,038	$–	$–	$743,464	$743,464

Liabilities
Notes, loans and finance leases payable	6,143,350	–	5,710,735	–	5,710,735
Total	$6,143,350	$–	$5,710,735	$–	$5,710,735

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of June 30, 2023 and March 31, 2023 that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of June 30, 2023	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$2,055,145	$2,053,510	$1,635	$–
Fixed maturities - available for sale	2,407,226	24,549	2,382,618	59
Preferred stock	20,556	20,556	–	–
Common stock	41,730	41,730	–	–
Derivatives	16,793	7,539	9,254	–
Total	$4,541,450	$2,147,884	$2,393,507	$59

As of March 31, 2023	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$1,809,441	$1,808,797	$644	$–
Fixed maturities - available for sale	2,709,037	251,832	2,457,146	59
Preferred stock	21,982	21,982	–	–
Common stock	39,375	39,375	–	–
Derivatives	9,606	4,295	5,311	–
Total	$4,589,441	$2,126,281	$2,463,101	$59

The fair value measurements for our assets using significant unobservable inputs (Level 3) were $0.1 million for both June 30, 2023 and March 31, 2023.

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of June 30, 2023 and March 31, 2023.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the first quarter of fiscal 2024 did not have a material effect on our financial statements.

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving HelpⓇ are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box containers to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 842, while the shipping obligation represents a contract with a customer accounted for under Topic 606. Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

  time. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help Ⓡ services fees are recognized in accordance with Topic 606. Moving Help Ⓡ services are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer.

Revenue Recognized in Accordance with Topic 842

ASC Topic 842, Leases (Topic 842), The Company’s self-moving equipment rental revenues meet the definition of a lease pursuant to the guidance in Topic 842 because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right. Please see Note 8, Leases, of the Notes to the Condensed Consolidated Financial Statements.

Self-moving equipment rentals are recognized over the contract period that trucks and moving equipment are rented. We offer two types of self-moving rental contracts, one-way rentals and in-town rentals, which have varying payment terms. Customer payment is received at the initiation of the contract for one-way rentals which covers an allowable limit for equipment usage. An estimated fee in the form of a deposit is received at the initiation of the contract for in-town rentals, and final payment is received upon the return of the equipment based on actual fees incurred. The contract price is estimated at the initiation of the contract, as there is variable consideration associated with ratable fees incurred based on the number of days the equipment is rented and the number of miles driven. Variable consideration is estimated using the most likely amount method which is based on the intended use of the rental equipment by the customer at the initiation of the contract. Historically, the variability in estimated transaction pricing compared to actual is not significant due to the relatively short duration of rental contracts. Each performance obligation has an observable stand-alone selling price. The input method of passage of time is appropriate as there is a direct relationship between our inputs and the transfer of benefit to the customer over the life of the contract. Self-moving rental contracts span a relatively short period of time, and the majority of these contracts began and ended within the same fiscal year.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Years Ending June 30,
	2024	2025	2026	2027	2028	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$6,947	$–	$–	$–	$–	$–
Property lease revenues	21,052	14,626	11,834	8,920	6,235	39,797
Total	$27,999	$14,626	$11,834	$8,920	$6,235	$39,797

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

In the following table, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$91,315	$103,194
Revenues recognized at a point in time:	117,593	126,355
Total revenues recognized under ASC 606	208,908	229,549

Revenues recognized under ASC 842	1,222,316	1,288,031
Revenues recognized under ASC 944	44,492	46,687
Revenues recognized under ASC 320	64,592	33,573
Total revenues	$1,540,308	$1,597,840

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

17. Allowance for Credit Losses

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

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time).   To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 4 % as of June 30, 2023 and March 31, 2023. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of June 30, 2023 and March 31, 2023 was $ 4.9 million and $ 3.8 million, respectively.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $ 29.6 million as of March 31, 2023 and December 31, 2022 and are excluded from the estimate of credit losses.

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

Reinsurance recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1 % of the total assets as of March 31, 2023 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium receivables

Premium receivables were $4.1 million as of March 31, 2023 and December 31, 2022, respectively in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2022	$8,649	$60	$501	$9,210
Provision for (reversal of) credit losses	(4,860)	2,041	16	(2,803)
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of March 31, 2023	$3,789	$2,101	$517	$6,407
Provision for (reversal of) credit losses	591	(455)	301	437
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of June 30, 2023	$4,380	$1,646	$818	$6,844

18.   Accounting Pronouncements

Adoption of new Accounting Pronouncements

On April 1, 2023, the Company adopted Accounting Standards Update (“ASU“) 2018-12,   Targeted Improvements to the Accounting for Long-Duration Contracts which is applicable to Oxford. The Company used the modified retrospective method applies as the transition date of April 1, 2021.

The updated accounting guidance required changes to the measurement and disclosure of long-duration contracts. For the Company, this includes all life insurance products, annuities, Medicare Supplement products and our long-term care business. Entities will be required to review, and update if there is a change to cash flow assumptions (including morbidity and persistency) at least annually, and to update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions will be recorded in the Company's results of operations and the effect of changes in discount rate assumptions will be recorded in other comprehensive income.

The most significant impact will be the effect of updating the discount rate assumption quarterly to reflect an upper-medium grade fixed-income instrument yield, rather than Oxford Life’s expected investment portfolio yield. This will be partially offset by the de-recognition of cumulative adjustments to DAC associated with unrealized gains and losses associated with long-duration contracts. The Company uses a published spot rate curve constructed from “A”-rated U.S. dollar denominated corporate bonds matched to the duration of the corresponding insurance liabilities, to calculate discount rates. The Company will groups its long-duration contracts into calendar year cohorts based on the contract issue date.

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

Upon adoption, the Company made adjustments to AOCI for the removal of cumulative adjustments to DAC associated with unrealized gains and losses previously recorded in AOCI. In total, we expect the impact on net earnings, largely from the decrease in amortization, to be immaterial during fiscal 2024, but could become material with a large increase in sales.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Market risk benefits, which are contracts or contract features that provide protection to the policyholder from capital market risk and expose the Company to other-than-nominal capital market risk, are measured at fair value.   Market risk benefits are contracts or contract features that guarantee benefits, such as guaranteed life withdrawal benefits, in addition to an account balance which expose insurance companies to other than nominal capital market risk and protect the contract holder from the same risk. Certain contracts or contract features to be identified as market risk benefits were accounted for as embedded derivatives and measured at fair value, while others transitioned to fair value measurement upon the adoption of ASU 2018-12.

Also in consideration of market risk benefits, upon adoption, there were impacts to (1) AOCI for the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date and (2) retained earnings for the difference between fair value and carrying value at the transition date, excluding the changes in the instrument-specific credit risk. The requirement to review, and update if there is a change, cash flow assumptions at least annually is expected to change the pattern of earnings being recognized. Adoption will also significantly expand the Company’s disclosures, and will impact systems, processes, and controls. While the requirements of the new guidance represent a material change from existing GAAP, the accounting adoption had no economic impact on the cash flows of our business nor influence our business model of providing basic mortality and longevity protection-oriented products to the underserved senior market. In addition, it did not impact our statutory earnings, statutory capital, nor our capital management philosophies.

The following tables present the effect of the adoption of ASU 2018-12 on selected consolidated balance sheet data for the fiscal years ended March 31, 2023 and 2022.

	Year Ended March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Total Assets
Prior to adoption	$18,124,648	$17,299,581
Effect of adoption:
Derecognition of shadow reserves	(25,141)	26,131
Re-measurement due to discount rate	–	–
Other adjustments	1,227	1,471
Subtotal	$(23,914)	$27,602

After adoption	$18,100,734	$17,327,183

	Year Ended March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Total Liabilities
Prior to adoption	$11,596,313	$11,347,089
Effect of adoption:
Derecognition of FIT on shadow reserves	(5,280)	5,488
Re-measurement due to discount rate	(1,626)	87,258
Re-measurement due to discount rate FIT	342	(18,324)
Other adjustments	6,794	8,511
Subtotal	$230	$82,933

After adoption	$11,596,543	$11,430,022

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	Year Ended March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Accumulated other comprehensive income (loss)
Prior to adoption	$(267,046)	$46,384
Effect of adoption:
Derecognition of shadow reserves	(19,861)	20,644
Re-measurement due to discount rate	1,626	(87,258)
Re-measurement due to discount rate FIT	(342)	18,324
Other adjustments	–	–
Subtotal	$(18,577)	$(48,290)

After adoption	$(285,623)	$(1,906)

	Year Ended March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Total Stockholders' equity
Prior to adoption	$6,528,335	$5,952,492
Effect of adoption:
Derecognition of shadow reserves and FIT	(19,861)	20,644
Re-measurement due to discount rate and FIT	1,284	(68,934)
Other adjustments	(5,567)	(7,042)
Subtotal	$(24,144)	$(55,332)

After adoption	$6,504,191	$5,897,160

The following table presents the Company’s consolidated balance sheet, both before and after the Transition date.

	April 1, 2021	March 31, 2021
	(Unaudited)
	(In thousands)

Deferred policy acquisition costs, net	$131,187	$89,749
Total assets	14,693,044	14,651,606
Policy benefits and losses, claims and loss expenses payable	1,040,951	909,701
Deferred income taxes, net	1,182,123	1,199,280
Total liabilities	9,846,608	9,732,515
Accumulated other comprehensive income	42,319	106,857
Retained earnings	5,017,451	5,025,568
Total stockholders' equity	4,846,436	4,919,091
Total liabilities and stockholders' equity	14,693,044	14,651,606

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The impacts from the adoption of ASU 2018-12 on the Company’s previously reported results included in these financial statements are as follows:

Condensed Consolidated Balance Sheet

	Year Ended March 31, 2023
	As previously reported	Adoption impact	As adjusted
	(Unaudited)
	(In thousands)

Deferred policy acquisition costs, net	$152,377	(23,914)	$128,463
Total assets	18,124,648	(23,914)	18,100,734
Policy benefits and losses, claims and loss expenses payable	875,034	5,168	880,202
Deferred income taxes, net	1,334,427	(4,938)	1,329,489
Total liabilities	11,596,313	230	11,596,543
Accumulated other comprehensive loss	(267,046)	(18,577)	(285,623)
Retained earnings	7,008,715	(5,567)	7,003,148
Total stockholders' equity	6,528,335	(24,144)	6,504,191
Total liabilities and stockholders' equity	18,124,648	(23,914)	18,100,734

Condensed Consolidated Statement of Operations

	Quarter Ended June 30, 2022
	As previously reported	Adoption impact	As adjusted
	(Unaudited)
	(In thousands)

Benefits and losses	$44,100	(4,343)	$39,757
Pretax earnings	441,056	4,343	445,399
Net earnings available to common stockholders	334,002	4,343	338,345
Basic and diluted earnings per share of Common Stock	$2.15	0.03	$2.18
Basic and diluted earnings per share of Non-Voting Common Stock	$1.65	0.03	$1.68

The following tables present the balances of and changes in deferred acquisition costs, future policy benefits and market risk benefits and balances amortized on a basis consistent with DAC on April 1, 2021 due to the adoption of ASU 2018-12 by Oxford.

Deferred Policy Acquisition Costs	Payout Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, end of year March 31, 2021	$15,654	$64,552	$9,543	$89,749
Adjustments for removal of related balances in accumulated other comprehensive income	41,438	–	–	41,438
Adjusted balance, beginning of year April 1, 2021	$57,092	$64,552	$9,543	$131,187

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

Future Policy Benefit	Payout Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, end of year March 31, 2021	$8,370	$310,311	$18,341	$337,022
Change in discount rate assumptions	2,307	115,978	4,847	123,132
Change in cash flow assumptions, effect of net premiums exceeding gross premiums	–	1,747	–	1,747
Change in cash flow assumptions, effect of decrease of the deferred profit liability	–	2,580	–	2,580
Adjusted balance, beginning of year April 1, 2021	$10,677	$430,616	$23,188	$464,481

Market Risk Benefits	Deferred Annuities
(Unaudited)
(In thousands)

Balance, end of year March 31, 2021	$7,339
Adjustment for the difference between carrying amount and fair value, except for the difference due to instrument-specific credit risk	3,791
Adjusted balance, beginning of year April 1, 2021	$11,130

The following table presents the effect of transition adjustments on stockholders’ equity due to the adoption of ASU 2018-12 for Oxford.

	Retained Earnings	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)

Liability for future policy benefits	$(4,327)	$(123,132)
Market risk benefits	(3,791)	–
Deferred acquistion costs and related asset balances	–	41,438
Tax effect	–	17,156
Total	$(8,118)	$(64,538)

Recent Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842 – Common Control Arrangements (“ASU 2023-01”). ASU 2023-01, accounting for leasehold improvements, requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements  useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease.  The amendment is effective for fiscal years beginning after December 15, 2023. We are currently in the process of evaluating the impact if any of the adoption of ASU 2023-01 on our financial statements.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

19. Deferred Policy Acquisition Costs, Net

Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are capitalized on a grouped contract basis and amortized over the expected term of the related contracts, and are essential for the acquisition of new insurance business. Deferred acquisition costs (DAC) are directly related to the successful issuance of an insurance contract, and primarily include sales commissions, policy issue costs, direct to consumer advertising costs, and underwriting costs. Additionally, DAC includes the value of business acquired (VOBA), which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. These costs represent the difference between the fair value of the contractual insurance assets acquired and liabilities assumed, compared against the assets and liabilities for insurance contracts that the Company issues or holds measured in accordance with GAAP.

DAC is amortized on a constant-level basis over the expected term of the grouped contracts, with the related expense included in amortization of deferred acquisition costs. The in-force metric used to compute the DAC amortization rate is premium deposit in-force for deferred annuities, policy count in-force for health insurance, and face amount in-force for life insurance. The assumptions used to amortize acquisition costs include mortality, morbidity, and persistency. These assumptions are reviewed at least annually and revised in conjunction with any change in the future policy benefit assumptions. The effect of changes in the assumptions are recognized over the remaining expected contract term as a revision of future amortization amounts.

The following tables present a rollforward of deferred policy acquisition costs related to long-duration contracts for the three month periods ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023
	Payout Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$55,396	$66,954	$6,113	$128,463
Capitalization	1,951	1,166	61	3,178
Amortization Expense	(3,384)	(1,944)	(190)	(5,518)
Other, including Experience Adjustment	(1,632)	(327)	(568)	(2,527)
Balance, end of period	$52,331	$65,849	$5,416	$123,596

	Three Months Ended June 30, 2022
	Payout Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$55,261	$67,573	$8,596	$131,430
Capitalization	4,935	2,340	123	7,398
Amortization Expense	(3,584)	(2,030)	(240)	(5,854)
Other, including Experience Adjustment	(2,362)	852	(308)	(1,818)
Balance, end of period	$54,250	$68,735	$8,171	$131,156

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

20. Policy Benefits and Losses, Claims and Loss Expenses Payable

The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately   91% of the total liability for future policy benefits. The liability is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Net level premiums reflect a recomputed net premium ratio 1   using actual experience since the issue date or the Transition Date, and expected future experience. The liability is accrued as premium revenue is recognized and adjusted for differences between actual and expected experience. Long-duration insurance contracts issued by the Company are grouped into cohorts based on the contract issue year, distribution channel, legal entity and product type.

Both the present value of expected future benefit payments and the present value of expected future net premiums are based primarily on assumptions of discount rates, mortality, morbidity, lapse, and persistency. Each quarter, the Company remeasures its liability for future policy benefits using current discount rates with the effect of the change recognized in Other Comprehensive Income, a component of shareholders’ equity. In addition, the Company recognizes a liability remeasurement gain or using original discount rates, and relating to actual experience under the net premium calculation, as compared to the prior reporting period assumptions.

The Company reviews, and updates as necessary, its cash flow assumptions (mortality, morbidity, lapses and persistency) used to calculate the change in the liability for future policy benefits at least annually. These cash flow assumptions are reviewed at the same time every year, or more frequently, if suggested by experience. If cash flow assumptions are changed, the net premium ratio is recalculated from the original issue date, or the Transition Date, using actual experience and projected future cash flows. When the expected future net premiums exceed the expected future gross premiums, or the present value of future policyholder benefits exceeds the present value of expected future gross premiums, the liability for future policy benefits is adjusted with changes recognized in policyholder benefits. The cash flow assumptions do not include an adjustment for adverse deviation. Mortality tables used for individual life insurance include various industry tables and reflect modifications based on Company experience. Morbidity assumptions for individual health are based on Company experience and industry data. Lapse and persistency assumptions are based on Company experience.

The liability for future policy benefits is discounted as noted above, using a current upper-medium grade fixed-income instrument yield that reflects the duration characteristics of the liability for future policy benefits. The methodology for determining current discount rates consists of constructing a discount rate curve intended to be reflective of the currency and tenor of the insurance liability cash flows. The methodology is designed to prioritize observable inputs based on market data available in the local debt markets denominated in the same currency as the policies. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company will use estimation techniques consistent with the fair value guidance in ASC 820. We further accrete interest as a component of policyholder benefits using the original discount rate that is locked-in during the year of contract issuance. The original discount rates (or the locked-in discount rates) are used for interest accretion purposes and for the determination of net premiums, whereas the current discount rates are used for purposes of valuing the liability.

The liability for future policy benefits for annuity and interest sensitive life-type products is represented by policy account value. For limited-payment contracts, a deferred profit liability is also recorded, with changes recognized in income over the life of the contract in proportion to the amount of insurance in-force.

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The following tables present the balances and changes in the policy benefits   and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits for Oxford.

	Three Months Ended June 30, 2023
	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$223,118	$196,569	$419,687
Beginning balance at original discount rate	$225,071	$212,454	$437,525
Effect of changes in cash flow assumptions	–	–	–
Effect of actual variances from expected experience	246	1	247
Adjusted beginning of year balance	$225,317	$212,455	$437,772
Issuances	2,353	75	2,428
Interest accrual	2,574	2,112	4,686
Net premium collected	(9,769)	(6,810)	(16,579)
Other	–	–	–
Ending balance at original discount rate	$220,475	$207,832	$428,307
Effect of changes in discount rate assumptions (AOCI)	2,166	(10,807)	(8,641)
Balance, end of period	$222,641	$197,025	$419,666

Present value of expected future policy benefits

Balance, beginning of year	$530,983	$210,054	$741,037
Beginning balance at original discount rate	$533,688	$226,510	$760,198
Effect of changes in cash flow assumptions	–	–	–
Effect of actual variances from expected experiences	355	2,133	2,488
Adjusted beginning of year balance	$534,043	$228,643	$762,686
Issuances	2,398	75	2,473
Interest accrual	6,534	2,273	8,807
Benefit payments	(14,311)	(8,773)	(23,084)
Other	–	–	–
Ending balance at original discount rate	$528,664	$222,218	$750,882
Effect of changes in discount rate assumptions (AOCI)	10,786	(11,015)	(229)
Balance, end of period	$539,450	$211,203	$750,653
End of period, LFPB net			330,987
Payout annuities and market risk benefits			31,375
Life and annuity ICOS and IBNR / Reinsurance losses payable			28,910
Life DPL / Other life and health			10,195
Oxford end of period balance			401,467
Moving and Storage balance			328,009
Property and Casualty balance			148,960
Policy benefit and losses, claims and loss expense balance, end of period			$878,436

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	Three Months Ended June 30, 2023
	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands, except for percentages and weighted average information)

Expected gross premiums
Undiscounted balance	$395,641	$348,671	$744,312
Discounted balance at original discount rate	$305,166	$269,458	$574,624
Discounted balance at current discount rate	$307,763	$257,488	$565,251

Expected policy benefits
Undiscounted balance	$770,210	$289,249	$1,059,459
Discounted balance at original discount rate	$528,663	$222,219	$750,882
Discounted balance at current discount rate	$539,449	$211,204	$750,653

Mortality, lapses and morbidity
Mortality actual experience	5.29%	–%
Mortality expected experience	4.93%	–%
Lapses actual experience	1.71%	–%
Lapses expected experience	2.64%	–%
Morbidity actual experience	–%	92.11%
Morbidity expected experience	–%	73.02%

Reserve and interest
Gross premiums	$13,414	$9,358	$22,772
Other premiums			359
Total premiums			$23,131
Interest expense	$3,960	$161	$4,121

Expected future lifetime (persistency) of policies in force (years)	8.2	8.4

Weighted average original interest rate of the liability for future policy benefits	5.23%	4.04%

Weighted average current interest rate of the liability for future policy benefits	4.87%	4.68%

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	Three Months Ended June 30, 2022
	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$280,371	$280,721	$561,092
Beginning balance at original discount rate	$242,741	$253,297	$496,038
Effect of changes in cash flow assumptions	–	–	–
Effect of actual variances from expected experience	(1,949)	(22,834)	(24,783)
Adjusted beginning of year balance	$240,792	$230,463	$471,255
Issuances	14,064	2,451	16,515
Interest accrual	2,818	2,330	5,148
Net premium collected	(10,517)	(7,706)	(18,223)
Other	–	–	–
Ending balance at original discount rate	$247,157	$227,538	$474,695
Effect of changes in discount rate assumptions (AOCI)	20,298	6,510	26,808
Balance, end of period	$267,455	$234,048	$501,503

Present value of expected future policy benefits

Balance, beginning of year	$672,254	$299,605	$971,859
Beginning balance at original discount rate	$552,109	$269,157	$821,266
Effect of changes in cash flow assumptions	–	–	–
Effect of actual variances from expected experiences	(4,530)	(21,750)	(26,280)
Adjusted beginning of year balance	$547,579	$247,407	$794,986
Issuances	14,064	2,451	16,515
Interest accrual	6,866	2,501	9,367
Benefit payments	(16,734)	(9,258)	(25,992)
Other	–	–	–
Ending balance at original discount rate	$551,775	$243,101	$794,876
Effect of changes in discount rate assumptions (AOCI)	66,399	7,818	74,217
Balance, end of period	$618,174	$250,919	$869,093
End of period, LFPB net			367,590
Payout annuities and market risk benefits			31,685
Life and annuity ICOS and IBNR / Reinsurance losses payable			42,293
Life DPL / Other life and health			11,423
Oxford end of period balance			452,991
Moving and Storage balance			339,155
Property and Casualty balance			159,142
Policy benefit and losses, claims and loss expense balance, end of period			$951,288

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

	Three Months Ended June 30, 2022
	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands, except for percentages and weighted average information)

Expected gross premiums
Undiscounted balance	$446,750	$399,813	$846,563
Discounted balance at original discount rate	$342,588	$306,424	$649,012
Discounted balance at current discount rate	$370,404	$317,466	$687,870

Expected policy benefits
Undiscounted balance	$816,240	$319,046	$1,135,286
Discounted balance at original discount rate	$551,775	$243,102	$794,877
Discounted balance at current discount rate	$618,174	$250,920	$869,094

Mortality, lapses and morbidity
Mortality actual experience	5.72%	–%
Mortality expected experience	4.64%	–%
Lapses actual experience	2.37%	–%
Lapses expected experience	2.53%	–%
Morbidity actual experience	–%	82.38%
Morbidity expected experience	–%	70.92%

Reserve and interest
Gross premiums	$14,526	$11,043	$25,569
Other premiums			212
Total premiums			$25,781
Interest expense	$4,048	$171	$4,219

Expected future lifetime (persistency) of policies in force (years)	8.6	7.9

Weighted average original interest rate of the liability for future policy benefits	5.40%	4.11%

Weighted average current interest rate of the liability for future policy benefits	0.65%	0.42%

U-Haul Holding Company and consolidated subsidiaries

notes to condensed consolidated financial statements – (continued)

The following tables present the balances and changes in Liabilities from investment contracts account balances:

Three Months Ended June 30, 2023

Deferred Annuities
(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,398,884
Deposits received	43,944
Surrenders and withdrawals	(64,445)
Benefit payments	(10,813)
Interest credited	16,760
Other	–
End of period	$2,384,330
Weighted average credited rate	2.79
Cash surrender value	$2,069,292

Three Months Ended June 30, 2022

Deferred Annuities
(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,336,238
Deposits received	86,136
Surrenders and withdrawals	(53,297)
Benefit payments	(9,468)
Interest credited	14,641
Other	–
End of period	$2,374,250
Weighted average credited rate	2.47
Cash surrender value	$2,093,415

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of U-Haul Holding Company, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2024.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Condensed Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

U-Haul Holding Company, a Nevada corporation, has a first fiscal quarter that ends on the 30 th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31 st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2023 and 2022 correspond to fiscal 2024 and 2023 for U-Haul Holding Company.

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

Critical Accounting Estimates

Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense There was a ($0.5) million net impairment charge recorded during the quarter ended June 30, 2023.

Results of Operations

U-Haul Holding Company and Consolidated Entities

Quarter Ended June 30, 2023 compared with the Quarter Ended June 30, 2022

Listed below, on a consolidated basis, are revenues for our major product lines for the first quarter of fiscal 2024 and the first quarter of fiscal 2023:

	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$999,206	$1,090,775
Self-storage revenues	198,961	173,177
Self-moving and self-storage products and service sales	100,872	109,351
Property management fees	9,177	9,139
Life insurance premiums	23,131	25,781
Property and casualty insurance premiums	20,322	19,972
Net investment and interest income	64,592	33,573
Other revenue	124,047	136,072
Consolidated revenue	$1,540,308	$1,597,840

Self-moving equipment rental revenues decreased $91.6 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023. Transactions, revenue and average miles driven per transaction decreased.   These declines were more pronounced in our one-way markets.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks and trailers in the rental fleet.

Self-storage revenues increased $25.8 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023.   The average monthly number of occupied units increased by 9%, or 44,957 units, during the first quarter of fiscal 2024 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from a 6% improvement in average revenue per occupied foot. During the quarter we added approximately 1.1 million new net rentable square feet.

Sales of self-moving and self-storage products and services decreased $8.5 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023.   This was due to decreased sales of hitches, moving supplies and propane.   The decrease in self-moving transactions has negatively affected the sales of moving supplies.

Life insurance premiums decreased $2.7 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.4 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023 due to an increase in Safestor ® sales, which was a reflection of the increased storage rental transactions.

Net investment and interest income increased $31.0 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023. Moving and Storage accounted for $22.4 million of the improvement due to an increase in interest rates on short-term deposits.   Changes in the market value of unaffiliated common stocks held in our property and casualty insurance subsidiary accounted for $4.0 million of the increase during the quarter. An increase of $2.1 million realized gains on derivatives used as hedges for our fixed indexed annuities at our life insurance subsidiary also contributed to the increase during the quarter.

Other revenue decreased $12.0 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023, caused primarily by decreases in our U-Box program.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2024 and the first quarter of fiscal 2023. The insurance companies’ first quarters ended March 31, 2023 and 2022.

	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,459,513	$1,523,598
Earnings from operations before equity in earnings of subsidiaries	386,691	481,617
Property and casualty insurance
Revenues	27,839	23,082
Earnings from operations	11,982	8,351
Life insurance
Revenues	55,681	54,103
Earnings from operations	1,356	5,916
Eliminations
Revenues	(2,725)	(2,943)
Earnings from operations before equity in earnings of subsidiaries	(371)	(382)
Consolidated results
Revenues	1,540,308	1,597,840
Earnings from operations	399,658	495,502

Total costs and expenses increased $38.3 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023. Operating expenses for Moving and Storage increased $28.5 million.   Repair costs associated with the rental fleet experienced a $29.6 million increase during the quarter due to preventative maintenance combined with the costs associated with preparing trucks for sale.   The primary driver behind these increases has been the slower rotation of new equipment into the fleet and older equipment out of the fleet over the last several years.   Other increases included personnel and property taxes.   Shipping costs associated with U-Box transactions decreased.

Depreciation expense associated with our rental fleet increased $8.7 million for the first quarters of fiscal 2024, compared with the first quarter of 2023 due to an increase in the pace of new additions to the fleet.   Net gains from the disposal of rental equipment decreased $8.7 million as resale values have decreased while the average cost of units being sold has increased.   Depreciation expense on all other assets, largely from buildings and improvements, increased $6.7 million. Net losses on the disposal or retirement of land and buildings decreased $1.3 million.   Additional detail is available in the following Moving and Storage section.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $399.7 million for the first quarter of fiscal 2024, compared with $495.5 million for the first quarter of fiscal 2023.

Interest expense for the first quarter of fiscal 2024 was $60.6 million, compared with $49.8 million for the first quarter of fiscal 2023, due to an increase in our average cost of debt.

Income tax expense was $81.9 million for the first quarter of fiscal 2024, compared with $107.1 million for the first quarter of fiscal 2023.

As a result of the above-mentioned items, earnings available to common stockholders were $256.8 million for the first quarter of fiscal 2024, compared with $338.3 million for the first quarter of fiscal 2023.

Basic and diluted earnings per share of Voting Common Stock for the first quarter of fiscal 2024 were $1.27, compared with $2.18 for the first quarter of fiscal 2023. The weighted average common shares outstanding basic and diluted for Voting Common Stock were 19,607,788 for both the first quarter of fiscal 2024 and 2023.

Basic and diluted earnings per share of Non-Voting Common Stock for fiscal 2024 were $1.31, compared with $1.68 for fiscal 2023.  The weighted average shares outstanding basic and diluted for Non-Voting Common Stock were 176,470,092 for both fiscal 2024 and 2023.

Moving and Storage

Quarter Ended June 30, 2023 compared with the Quarter Ended June 30, 2022

Listed below are revenues for our major product lines at Moving and Storage for the first quarter of fiscal 2024 and the first quarter of fiscal 2023:

	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,000,079	$1,091,710
Self-storage revenues	198,961	173,177
Self-moving and self-storage products and service sales	100,872	109,351
Property management fees	9,177	9,139
Net investment and interest income	27,295	4,940
Other revenue	123,129	135,281
Moving and Storage revenue	$1,459,513	$1,523,598

Self-moving equipment rental revenues decreased $91.6 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023.   Transactions, revenue and average miles driven per transaction decreased.   These declines were more pronounced in our one-way markets.   Compared to the same period last year, we increased the number of retail locations, independent dealers, trucks and trailers in the rental fleet.

Self-storage revenues increased $25.8 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023.   The average monthly number of occupied units increased by 9%, or 44,957 units, during the first quarter of fiscal 2024 compared with the same period last year.   The growth in revenues and square feet rented comes from a combination of occupancy gains at existing locations, the addition of new capacity to the portfolio and from a 6% improvement in average revenue per occupied foot. During the quarter we added approximately 1.1 million new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the condensed consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of June 30	683	620
Square footage as of June 30	57,530	51,845
Average monthly number of units occupied	563	518
Average monthly occupancy rate based on unit count	82.8%	84.5%
End of June occupancy rate based on unit count	83.9%	85.6%
Average monthly square footage occupied	48,627	44,847

Over the last twelve months we added approximately 5.7 million net rentable square feet of new storage to the system. This was a mix of approximately 1.1 million square feet of existing storage locations we acquired and 4.6 million square feet of new development.

Sales of self-moving and self-storage products and services decreased $8.5 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023.   This was due to decreased sales of hitches, moving supplies and propane.   The decrease in self-moving transactions has negatively affected the sales of moving supplies.

Net investment and interest income increased $22.4 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023, due to an increase in interest rates on short-term deposits.

Other revenue decreased $12.2 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023, caused primarily by decreases in our U-Box program.

Total costs and expenses increased $30.8 million during the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023. Operating expenses increased $28.5 million.  Repair costs associated with the rental fleet experienced a $29.6 million increase during the quarter due to preventative maintenance combined with the costs associated with preparing trucks for sale.  The primary driver behind these increases has been the slower rotation of new equipment into the fleet and older equipment out of the fleet over the last several years.  Other increases included personnel and property taxes.  Shipping costs associated with U-Box transactions decreased.

Depreciation expense associated with our rental fleet increased $8.7 million for the first quarters of fiscal 2024, compared with the first quarter of 2023 due to an increase in the pace of new additions to the fleet.   Net gains from the disposal of rental equipment decreased $8.7 million as resale values have decreased while the average cost of units being sold has increased.   Depreciation expense on all other assets, largely from buildings and improvements, increased $6.7 million. Net losses on the disposal or retirement of land and buildings decreased $1.3 million.

The components of depreciation, net of gains on disposals are as follows:

	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$135,192	$126,521
Depreciation expense - non rental equipment	22,302	21,621
Depreciation expense - real estate	35,981	30,002
Total depreciation expense	$193,475	$178,144

Gains on disposals of rental equipment	(55,807)	(64,001)
(Gain) loss on disposals of non-rental equipment	146	(347)
Total gains on disposals equipment	$(55,661)	$(64,348)

Depreciation, net of gains on disposals	$137,814	$113,796

Losses on disposals of real estate	$1,021	$2,307

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $386.7 million for the first quarter of fiscal 2024, compared with $481.6 million for the first quarter of fiscal 2023.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $10.2 million for the first quarter of fiscal 2024, compared with $12.0 million for the first quarter of fiscal 2023.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $396.9 million for the first quarter of fiscal 2024, compared with $493.6 million for the first quarter of fiscal 2023.

Property and Casualty Insurance

Quarter Ended March 31, 2023 compared with the Quarter Ended March 31, 2022

Net premiums were $21.0 million and $20.8 million for the quarters ended March 31, 2023 and 2022, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul rental transactions. The premium increase corresponded with increased self-storage transactions at U-Haul during the same period.

Net investment and interest income was $6.8 million and $2.3 million for the quarters ended March 31, 2023 and 2022, respectively. The main driver of the change in net investment income was the increase in the market value of unaffiliated common stock of $4.0 million.

Net operating expenses were $11.3 million and $10.2 million for the quarters ended March 31, 2023 and 2022, respectively. The change was due to an increase in commissions.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $12.0 million and $8.4 million for the quarters ended March 31, 2023 and 2022, respectively.

Life Insurance

Quarter Ended March 31, 2023 compared with the Quarter Ended March 31, 2022

Net premiums were $23.1 million and $25.8 million for the quarters ended March 31, 2023 and 2022, respectively. Medicare Supplement premiums decreased $1.7 million from the policy decrements offset by premium rate increases. Life premiums decreased $1.1 million primarily from the decrease in sales of single premium life and final expense. Premiums on the remaining lines of business increased $0.1 million. Deferred annuity deposits were $43.7 million for the quarter ended March 31, 2023 compared to $85.8 million for the quarter ended March 31, 2022 and are accounted for on the balance sheet as deposits rather than premiums. The decrease in deferred annuity deposits can be attributed to a decrease in policy issuances.

Net investment and interest income were $31.5 million and $27.4 million for the quarters ended March 31, 2023 and 2022, respectively. Net realized gain on derivatives used as hedges to fixed annuities increased by $2.1 million. In addition, the change in the provision for expected credit losses resulted in an additional increase in investment income of $0.3 million coupled with an increase of $0.1 million in realized gains on bonds. The remaining increase in net investment income of $1.5 million was primarily due to the $1.0 million increase in net interest income on bonds and $0.6 million on the remaining assets.

Net operating expenses were $5.4 million and $5.1 million for the quarters ended March 31, 2023 and 2022, respectively. The increase was primarily due to an increase in administrative expenses.

Benefits and losses incurred were $40.9 million and $35.4 million for the quarters ended March 31, 2023 and 2022, respectively. Life benefits decreased $2.0 million due to lower death claims related to COVID-19. Medicare supplement benefits decreased by $0.1 million from the policies in force. The remaining gains were attributable to the impact of reserve changes from the adoption of ASU 2018-12.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset (“SIA”) and the value of business acquired (“VOBA”) was $8.0 million and $7.7 million for the quarters ended March 31, 2023 and 2022, respectively. The increase in DAC amortization is primarily due to the to the increased amortization related to prepayment penalties on mortgage loans.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $1.2 million and $5.8 million for the quarters ended March 31, 2023 and 2022, respectively.

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

As of June 30, 2023, cash and cash equivalents totaled $2,377.1 million, compared with $2,060.5 million at March 31, 2023. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of June 30, 2023 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$2,302,380	$14,038	$60,706
Other financial assets	214,177	455,306	2,707,262
Debt obligations (b)	6,323,782	–	–

(a) As of March 31, 2023
(b) Excludes ($36,551) of debt issuance costs

As of June 30, 2023, Moving and Storage had additional cash available under existing credit facilities of $490.0 million. The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities decreased $185.7 million in the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023 due to a decrease in operating profits combined with an increase in claims payments at Moving and Storage and timing of credit card settlements.

Net cash used in investing activities decreased $189.3 million in the first quarter of fiscal 2024, compared with the first quarter of fiscal 2023. Purchases of property, plant and equipment, increased $127.4 million with fleet spending accounting for $103.2 million and real estate $15.7 million.  Cash from the sales of property, plant and equipment increased $34.3 million largely due to fleet sales. For our insurance subsidiaries, net cash provided in investing activities increased $62.7 million due to a decrease in purchases of fixed maturity investments and net cash provided by investing activities for Moving and Storage increased $225.0 million on the redemption of short-term Treasury notes.

Net cash provided by financing activities decreased $88.2 million in the first quarter of fiscal 2024, as compared with the first quarter of fiscal 2023. This was due to a combination of increased cash from borrowings of $52.2 million, increased debt payments of $87.5 million, decreased finance lease repayments of $0.8 million, a decrease of $2.7 million in dividends paid and a decrease in net annuity deposits from Life Insurance of $54.9 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2024 the Company will reinvest in its rental equipment fleet approximately $820 million, net of equipment sales and excluding any lease buyouts. Through the first quarter of fiscal 2024, the Company invested, net of sales, approximately $261 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2024 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2024 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. For the first quarter of fiscal 2024, the Company invested $293.9 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2024, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and the availability of labor and materials.   We are likely to maintain a high level of real estate capital expenditures in fiscal 2024. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at moving and storage were $580.1 million and $487.0 million for the first quarter of fiscal 2024 and 2023, respectively. The components of our net capital expenditures are provided in the following table:

	Quarter Ended June 30,
	2023	2022
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$453,940	$350,736
Purchases of real estate, construction and renovations	293,881	278,196
Other capital expenditures	25,756	17,205
Gross capital expenditures	773,577	646,137
Less: Sales of property, plant and equipment	(193,455)	(159,180)
Net capital expenditures	$580,122	$486,957

Moving and Storage continues to hold significant cash and we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace, pay dividends, repurchase shares of common stock or reduce existing indebtedness where possible.

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

Property and Casualty Insurance’s stockholder’s equity was $307.7 million and $294.5 million as of March 31, 2023 and December 31, 2022, respectively. The change resulted from net earnings of $9.5 million and an increase in other comprehensive income of $3.7 million due to the increase in market value of its investment portfolio.  Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net withdrawals for the quarter ended March 31, 2023 were $32.1 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $151.4 million and $132.2 million as of March 31, 2023 and December 31, 2022, respectively. The change resulted from net earnings of $0.7 million and an increase in other comprehensive income of $16.7 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of March 31, 2023, Oxford had outstanding deposits of $60.0 million in the FHLB with an availability of $ 79.3 million, for which Oxford pays fixed interest rates between 0.49 % and 4.30 % with maturities between March 30, 2024 and September 30, 2027. As of March 31, 2023, available-for-sale investments held with the FHLB totaled $89.6 million, of which $62.8 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within Liabilities from investment contracts on the consolidated balance sheets.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $452.0 million and $623.6 million for the first quarter of fiscal 2024 and 2023, respectively, due to a decrease in operating profits combined with an increase in claims payments at Moving and Storage and timing of credit card settlements.

Property and Casualty Insurance

Net cash provided by operating activities were $3.5 million and $4.8 million for the first quarters ended March 31, 2023 and 2022, respectively. The decrease was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $27.5 million and $27.2 million as of March 31, 2023 and December 31, 2022, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $10.2 million and $23.0 million for the first quarters ended March 31, 2023 and 2022, respectively. The decrease in operating cash flows was primarily due to the timing of   policyholder settlements.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of March 31, 2023 and December 31, 2022, cash and cash equivalents and short-term investments amounted to $60.7 million and $15.0 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

As a result of the federal income tax provisions of the Coronavirus Aid, Relief and Economic Security Act, we have filed applicable forms with the Internal Revenue Service to carryback net operating losses. These refund claims total approximately $366 million, of which we have received approximately $243 million with the remaining amount reflected in prepaid expense. These amounts are expected to provide us additional liquidity whenever received. It is possible future legislation could negatively impact our ability to receive these tax refunds.

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of June 30, 2023, we had available borrowing capacity under existing credit facilities of $490.0 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 4, Borrowings, of the Notes to Condensed Consolidated Financial Statements.

Disclosures about Contractual Obligations and Commercial Commitments

Our estimates as to future contractual obligations have not materially changed from the disclosure included under the subheading Disclosures about Contractual Obligations and Commercial Commitments in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform their obligations. Following is a summary of our interest rate swap agreements as of June 30, 2023:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$59,727	$2,987	7/15/2022	7/15/2032	2.86%	1 Month SOFR
72,500	3,195	8/1/2022	8/1/2026	2.72%	1 Month SOFR
72,000	3,072	8/1/2022	8/31/2026	2.75%	1 Month SOFR

As of June 30, 2023, we had $694.2 million of variable rate debt obligations, of this amount, $490.0 million is not fixed through interest rate swaps. If Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $5.9 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of March 31, 2023 and December 31, 2022, these derivative hedges had a net market value of $7.5 million and $4.3 million, with notional amounts of $362.4 million and $465.7 million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.1% and 5.5% of our revenue was generated in Canada during the first quarter of fiscal 2024 and 2023, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to, the risk associated with COVID-19 or similar events on system members or customers; the impact of the economic environment on demand for our products and the cost and availability of debt and capital; estimates of capital expenditures; plans for future operations, products or services, financing needs, and strategies; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us; liquidity and the availability of financial resources to meet our needs, goals and strategies; plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets; the impact of our compliance with environmental laws and cleanup costs; our beliefs regarding our sustainability practices; our used vehicle disposition strategy; the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans; our plan to expand our U-Haul® storage affiliate program; that additional leverage can be supported by our operations and business; the availability of alternative vehicle manufacturers; the availability and economics of electric vehicles for our rental fleet; our estimates of the residual values of our equipment fleet; our plans with respect to off-balance sheet arrangements; our plans to continue to invest in the U-Box® program; the impact of interest rate and foreign currency exchange rate changes on our operations; the sufficiency of our capital resources; the sufficiency of capital of our insurance subsidiaries; inflationary pressures that may challenge our ability to maintain or improve upon our operating margin; and expectations regarding the potential impact to our information technology infrastructure and on our financial performance and business operations of technology, cybersecurity or data security breaches, including any related costs, fines or lawsuits, and our ability to continue ongoing operations and safeguard the integrity of our information technology infrastructure, data, and employee, customer and vendor information, as well as assumptions relating to the foregoing. The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report. Our Disclosure Controls are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were not effective due to the material weakness in internal control over financial reporting described below under “Remediation.”

Inherent Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of our controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

Other than the material weakness described below in “Remediation” and the disclosure of recently adopted controls in “Recently Adopted Internal Controls,” there have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Recently Adopted Internal Controls

During the first quarter of 2023, the Company adopted ASU 2018-12 Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (LDTI) resulting in material changes to certain measurement models and disclosures for periodic results and balances related to long-duration insurance contracts. To address the additional requirements under LDTI, the Company implemented changes to policies and processes for the estimation and disclosure of these periodic results and balances and implented new internal controls over the same.

Remediation

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we implemented a plan to address the material weakness related to the accounting for the two-class method of earnings per share associated with the recently issued UHAL.B common stock, including redesigning the related control, conducting relevant training for personnel involved in the process and control functions and enhancing the procedures and control activity documentation.   These actions were completed in advance of our year end close process as of March 31, 2023, and the redesigned control operated as planned as part of our March 31, 2023, yearend close process.

In conjunction with our interim period close process as of June 30, 2023, the redesigned control again operated as designed.   Therefore, based upon our testing of the redesigned control over these instances, we have concluded that the   material   weakness   related to the calculation of earnings per share using the two-step method associated with the recently issued UHAL.B common stock, has been remediated.

With respect to the material weakness related to general information technology controls, our management, under the oversight of our Audit Committee, has begun evaluating and implementing new controls or redesigning controls to remediate the control deficiencies giving rise to this material weakness.   These remediations measures have included assessing and formalizing the design of certain information technology policies, implementing controls and procedures relating to program change management, user access, segregations of duties and cyber security for systems supporting substantially all of the Company’s internal control processes and developing monitoring controls and protocols that will allow us to timely assess the design and the operating effectiveness of the new and redesigned controls. Remediation efforts include the strengthening of password policies, conducting more frequent end-user access reviews, and enhancing the process for timely review of program management changes.

The material weakness related to the general information technology controls will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We anticipate that the remediation of this material weakness will be completed during fiscal year 2024. We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of our remediation measures.

PART II Other information

Item 1. Legal Proceedings

The information regarding our legal proceedings in Note 9, Contingencies, of the Notes to Condensed Consolidated Financial Statements is incorporated by reference herein .

Item 1A. Risk Factors

We are not aware of any material updates to the risk factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	U-Haul Holding Company Certificate of Designation of Series N Non-Voting Common Stock	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-A, filed on October 24, 2022, file no. 1-11255
3.3	Restated Bylaws of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on December 19, 2022, file no. 1-11255
3.4	Articles of Conversion/Exchange/Merger	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on December 19, 2022, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-Haul Holding Company

Date: August 9, 2023	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: August 9, 2023	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2023	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)