Form 10-Q
period 2023-09-30
U-Haul Holding Co /NV/
filed 2023-11-08
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________

Commission File Number 001-11255

State or other jurisdiction of incorporation or organization	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

Nevada		88-0106815
U-Haul Holding Company (A Nevada Corporation)
5555 Kietzke Lane Suite 100
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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

19,607,788 shares of Common Stock, $0.25 par value, were outstanding as of November 3, 2023.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of November 3, 2023.

Part i Financial information

Item 1. Financial Statements

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED balance sheets

	September 30,	March 31,
	2023	2023
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,145,131	$2,060,524
Reinsurance recoverables and trade receivables, net	212,565	189,498
Inventories and parts	161,535	151,474
Prepaid expenses	263,541	241,711
Investments, fixed maturities and marketable equities	2,534,164	2,770,394
Investments, other	650,151	575,540
Deferred policy acquisition costs, net	121,365	128,463
Other assets	52,769	51,052
Right of use assets - financing, net	377,733	474,765
Right of use assets - operating, net	65,316	58,917
Related party assets	40,140	48,308
	6,624,410	6,750,646
Property, plant and equipment, at cost:
Land	1,613,871	1,537,206
Buildings and improvements	7,649,849	7,088,810
Furniture and equipment	966,211	928,241
Rental trailers and other rental equipment	912,046	827,696
Rental trucks	5,921,507	5,278,340
	17,063,484	15,660,293
Less: Accumulated depreciation	(4,666,444)	(4,310,205)
Total property, plant and equipment, net	12,397,040	11,350,088
Total assets	$19,021,450	$18,100,734
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$757,988	$761,039
Notes, loans and finance leases payable, net	6,400,899	6,108,042
Operating lease liabilities	64,580	58,373
Policy benefits and losses, claims and loss expenses payable	865,397	880,202
Liabilities from investment contracts	2,393,590	2,398,884
Other policyholders' funds and liabilities	7,677	8,232
Deferred income	56,821	52,282
Deferred income taxes, net	1,444,120	1,329,489
Total liabilities	11,991,072	11,596,543

Commitments and contingencies (notes 4 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized:
Series A preferred stock, with no par value, 6,100,000 shares authorized;
6,100,000 shares issued and none outstanding	–	–
Series B preferred stock, with no par value, 100,000 shares authorized; none
issued and outstanding	–	–
Serial common stock, with or without par value, 250,000,000 shares authorized:
Serial common stock of $0.25 par value, 10,000,000 shares authorized;
none issued and outstanding	–	–
Common stock, with $0.25 par value, 250,000,000 shares authorized:
Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700
issued and 19,607,788 outstanding	10,497	10,497
Series N Non-Voting Common Stock with $0.001 par value, 250,000,000 shares authorized
Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized;
176,470,092 shares issued and outstanding	176	176
Additional paid-in capital	453,643	453,643
Accumulated other comprehensive loss	(275,664)	(285,623)
Retained earnings	7,519,376	7,003,148
Cost of common stock in treasury, net (22,377,912 shares)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	7,030,378	6,504,191
Total liabilities and stockholders' equity	$19,021,450	$18,100,734

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Quarter Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$1,069,405	$1,162,025
Self-storage revenues	208,890	185,586
Self-moving and self-storage products and service sales	91,571	96,864
Property management fees	9,267	9,277
Life insurance premiums	22,498	25,456
Property and casualty insurance premiums	25,571	25,718
Net investment and interest income	64,738	30,509
Other revenue	157,920	167,429
Total revenues	1,649,860	1,702,864

Costs and expenses:
Operating expenses	835,258	811,594
Commission expenses	111,961	125,341
Cost of sales	66,620	72,625
Benefits and losses	42,553	39,512
Amortization of deferred policy acquisition costs	6,826	6,972
Lease expense	8,450	7,684
Depreciation, net of gains on disposal ($46,803 and $64,342 respectively)	154,122	117,318
Net losses on disposal of real estate	1,715	1,872
Total costs and expenses	1,227,505	1,182,918

Earnings from operations	422,355	519,946
Other components of net periodic benefit costs	(364)	(304)
Interest expense	(63,943)	(57,193)
Fees on early extinguishment of debt	–	(959)
Pretax earnings	358,048	461,490
Income tax expense	(84,540)	(111,624)
Net earnings available to common stockholders	$273,508	$349,866
Basic and diluted earnings per share of Common Stock	$1.36	$2.23
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$1.40	$1.73
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the second quarter of fiscal 2024 and 2023, net of eliminations, were $9.3 million and $9.3 million, respectively.

Related party costs and expenses for the second quarter of fiscal 2024 and 2023, net of eliminations, were $25.6 million and $27.0 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Six Months Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rentals	$2,068,611	$2,252,800
Self-storage revenues	407,851	358,763
Self-moving and self-storage products and service sales	192,443	206,215
Property management fees	18,444	18,416
Life insurance premiums	45,629	51,237
Property and casualty insurance premiums	45,893	45,690
Net investment and interest income	129,330	64,082
Other revenue	281,967	303,501
Total revenues	3,190,168	3,300,704

Costs and expenses:
Operating expenses	1,598,499	1,544,761
Commission expenses	218,888	243,834
Cost of sales	137,295	152,296
Benefits and losses	87,897	79,269
Amortization of deferred policy acquisition costs	14,871	14,644
Lease expense	16,033	15,159
Depreciation, net of gains on disposal ($102,464 and $128,690 respectively)	291,936	231,114
Net losses on disposal of real estate	2,736	4,179
Total costs and expenses	2,368,155	2,285,256

Earnings from operations	822,013	1,015,448
Other components of net periodic benefit costs	(729)	(608)
Interest expense	(124,541)	(106,992)
Fees on early extinguishment of debt	–	(959)
Pretax earnings	696,743	906,889
Income tax expense	(166,397)	(218,678)
Net earnings available to common stockholders	$530,346	$688,211
Basic and diluted earnings per common share	$2.63	$4.41
Weighted average common shares outstanding: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$2.71	$3.41
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the first six months of fiscal 2024 and 2023, net of eliminations, were $18.4 million and $18.4 million, respectively.

Related party costs and expenses for the first six months of fiscal 2024 and 2023, net of eliminations, were $49.3 million and $52.5 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter Ended September 30, 2023	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$358,048	$(84,540)	$273,508
Other comprehensive income (loss):
Foreign currency translation	(2,849)	–	(2,849)
Unrealized net loss on investments and impact of LFPB discount rates	(16,867)	3,570	(13,297)
Change in fair value of cash flow hedges	4,418	(1,085)	3,333
Amounts reclassified into earnings on hedging activities	(1,345)	330	(1,015)
Total other comprehensive income (loss)	(16,643)	2,815	(13,828)

Total comprehensive income	$341,405	$(81,725)	$259,680

Quarter Ended September 30, 2022	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$461,490	$(111,624)	$349,866
Other comprehensive income (loss):
Foreign currency translation	(739)	–	(739)
Unrealized net loss on investments and impact of LFPB discount rates	(137,836)	29,392	(108,444)
Change in fair value of cash flow hedges	8,336	(2,047)	6,289
Amounts reclassified into earnings on hedging activities	24	(5)	19
Total other comprehensive income (loss)	(130,215)	27,340	(102,875)

Total comprehensive income	$331,275	$(84,284)	$246,991

Six Months Ended September 30, 2023	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$696,743	$(166,397)	$530,346
Other comprehensive income (loss):
Foreign currency translation	(2,380)	–	(2,380)
Unrealized net gain on investments and impact of LFPB discount rates	8,676	(1,629)	7,047
Change in fair value of cash flow hedges	9,511	(2,336)	7,175
Amounts reclassified into earnings on hedging activities	(2,495)	612	(1,883)
Total other comprehensive income (loss)	13,312	(3,353)	9,959

Total comprehensive income	$710,055	$(169,750)	$540,305

Six Months Ended September 30, 2022	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$906,889	$(218,678)	$688,211
Other comprehensive income (loss):
Foreign currency translation	(542)	–	(542)
Unrealized net loss on investments and impact of LFPB discount rates	(310,882)	66,056	(244,826)
Change in fair value of cash flow hedges	8,506	(2,089)	6,417
Amounts reclassified into earnings on hedging activities	590	(144)	446
Total other comprehensive income (loss)	(302,328)	63,823	(238,505)

Total comprehensive income	$604,561	$(154,855)	$449,706

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

 consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of June 30, 2023	$10,497	$176	$453,643	$(261,836)	$7,252,927	$(525,653)	$(151,997)	$6,777,757
Foreign currency translation	–	–	–	(2,849)	–	–	–	(2,849)
Unrealized net loss on investments and impact of LFPB discount rates, net of tax	–	–	–	(13,297)	–	–	–	(13,297)
Change in fair value of cash flow hedges, net of tax	–	–	–	3,333	–	–	–	3,333
Amounts reclassified into earnings on hedging activities	–	–	–	(1,015)	–	–	–	(1,015)
Net earnings	–	–	–	–	273,508	–	–	273,508
Series N Non-Voting Common Stock dividends: ($0.04 per share)	–	–	–	–	(7,059)	–	–	(7,059)
Net activity	–	–	–	(13,828)	266,449	–	–	252,621
Balance as of September 30, 2023	$10,497	$176	$453,643	$(275,664)	$7,519,376	$(525,653)	(151,997)	$7,030,378

Balance as of June 30, 2022	$10,497	$–	$453,819	$(140,622)	$6,440,942	$(525,653)	$(151,997)	$6,086,986
Foreign currency translation	–	–	–	(739)	–	–	–	(739)
Unrealized net loss on investments and impact of LFPB discount rates, net of tax	–	–	–	(108,444)	–	–	–	(108,444)
Change in fair value of cash flow hedges, net of tax	–	–	–	6,289	–	–	–	6,289
Amounts reclassified into earnings on hedging activities	–	–	–	19	–	–	–	19
Net earnings	–	–	–	–	349,866	–	–	349,866
Common stock dividends: ($0.50 per share)	–	–	–	–	(9,804)	–	–	(9,804)
Net activity	–	–	–	(102,875)	340,062	–	–	237,187
Balance as of September 30, 2022	$10,497	$–	$453,819	$(243,497)	$6,781,004	$(525,653)	$(151,997)	$6,324,173

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

 consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2023	$10,497	$176	$453,643	$(285,623)	$7,003,148	$(525,653)	$(151,997)	$6,504,191
Foreign currency translation	–	–	–	(2,380)	–	–	–	(2,380)
Unrealized net gain on investments and impact of LFPB discount rates, net of tax	–	–	–	7,047	–	–	–	7,047
Change in fair value of cash flow hedges, net of tax	–	–	–	7,175	–	–	–	7,175
Amounts reclassified into earnings on hedging activities	–	–	–	(1,883)	–	–	–	(1,883)
Net earnings	–	–	–	–	530,346	–	–	530,346
Series N Non-Voting Common Stock dividends: ($0.08)	–	–	–	–	(14,118)	–	–	(14,118)
Net activity	–	–	–	9,959	516,228	–	–	526,187
Balance as of September 30, 2023	$10,497	$176	453,643	$(275,664)	$7,519,376	$(525,653)	(151,997)	$7,030,378

Balance as of March 31, 2022	$10,497	$–	$453,819	$(4,992)	$6,112,401	$(525,653)	$(151,997)	$5,894,075
Foreign currency translation	–	–	–	(542)	–	–	–	(542)
Unrealized net loss on investments and impact of LFPB discount rates, net of tax	–	–	–	(244,826)	–	–	–	(244,826)
Change in fair value of cash flow hedges, net of tax	–	–	–	6,417	–	–	–	6,417
Amounts reclassified into earnings on hedging activities	–	–	–	446	–	–	–	446
Net earnings	–	–	–	–	688,211	–	–	688,211
Common stock dividends: ($1.00 per share)	–	–	–	–	(19,608)	–	–	(19,608)
Net activity	–	–	–	(238,505)	668,603	–	–	430,098
Balance as of September 30, 2022	$10,497	$–	$453,819	$(243,497)	$6,781,004	$(525,653)	$(151,997)	$6,324,173

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul holding company AND CONSOLIDATED subsidiaries

 consolidatED statements of cash flows

	Six Months Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$530,346	$688,211
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	394,400	359,804
Amortization of deferred policy acquisition costs	14,871	14,644
Amortization of premiums and accretion of discounts related to investments, net	8,441	10,249
Amortization of debt issuance costs	3,427	3,356
Interest credited to policyholders	36,329	24,690
Provision for allowance (recoveries) for losses on trade receivables, net	578	(5,494)
Provision for allowance for inventories and parts reserves	3,461	7,125
Net gains on disposal of personal property	(102,464)	(128,690)
Net losses on disposal of real estate	2,736	4,179
Net (gains) losses on sales of investments	(917)	7,207
Net (gains) losses on equity securities	(2,745)	7,963
Deferred income taxes	107,751	103,828
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(23,402)	32,342
Inventories and parts	(13,520)	(14,416)
Prepaid expenses	(21,824)	3
Capitalization of deferred policy acquisition costs	(7,773)	(14,900)
Other assets and right-of-use assets operating, net	(8,751)	2,432
Related party assets	7,403	(1,640)
Accounts payable and accrued expenses	23,248	64,297
Policy benefits and losses, claims and loss expenses payable and operating lease liabilities	(18,553)	11,460
Other policyholders' funds and liabilities	(554)	1,314
Deferred income	4,115	9,458
Related party liabilities	828	742
Net cash provided by operating activities	937,431	1,188,164

Cash flows from investing activities:
Escrow deposits	573	9,688
Purchases of:
Property, plant and equipment	(1,664,387)	(1,335,528)
Short term investments	(44,903)	(36,173)
Fixed maturities investments	(106,777)	(202,265)
Equity securities	(309)	(4,356)
Real estate investments	(537)	(4,931)
Mortgage loans	(97,702)	(75,635)
Proceeds from sales and paydowns of:
Property, plant and equipment	408,279	329,611
Short term investments	15,959	33,373
Fixed maturities investments	389,216	106,527
Equity securities	300	717
Preferred stock	913	–
Mortgage loans	13,049	74,165
Net cash used by investing activities	(1,086,326)	(1,104,807)

Cash flows from financing activities:
Borrowings from credit facilities	704,960	792,654
Principal repayments on credit facilities	(351,893)	(441,019)
Payment of debt issuance costs	(4,018)	(3,942)
Finance lease payments	(59,752)	(65,831)
Securitization deposits	151	49
Common stock dividends paid	–	(19,608)
Series N Non-Voting Common Stock dividends paid	(14,118)	–
Investment contract deposits	132,630	169,017
Investment contract withdrawals	(174,256)	(139,917)
Net cash provided by financing activities	233,704	291,403

Effects of exchange rate on cash	(202)	(13,782)

Increase in cash and cash equivalents	84,607	360,978
Cash and cash equivalents at the beginning of period	2,060,524	2,704,137
Cash and cash equivalents at the end of period	$2,145,131	$3,065,115

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of Presentation

U-Haul Holding Company, a Nevada corporation (“U-Haul Holding Company”), has a second fiscal quarter that ends on the 30th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of consolidated financial position or consolidated results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2023 and 2022 correspond to fiscal 2024 and 2023 for U-Haul Holding Company.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars.

The accompanying interim consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with the accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. Except for balances affected by the adoption of Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”) noted below, the year-end consolidated balance sheet data was derived from audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which include all disclosures required by GAAP. Therefore, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

In our opinion, all adjustments necessary for the fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items.

Intercompany accounts and transactions have been eliminated.

Tax regulations may require items to be included in our tax return at different times than when those items are reflected in our financial statements.  Some of the differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense.  Temporary differences create deferred tax assets and liabilities.  Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years which we have already recorded in our financial statements.  Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements.  We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is more likely than not to allow for the use of the deduction credit. Our effective tax rates for the six months ended September 30, 2023 and 2022 was a provision of 23.9% and 24.17%, respectively.  Such rates differed from the Federal Statutory rate of 21.0% primarily due to state and local income taxes for both periods.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Policy Updates:

The following accounting policies were updated since the filing of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 due to the adoption of ASU 2018-12. Please refer to Note 17, Accounting Pronouncements for additional information on the financial statement impacts related to the adoption of this standard.

Deferred Policy Acquisition Costs

Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are capitalized on a grouped contract basis and amortized over the expected term of the related contracts and are essential for the acquisition of new insurance business. Deferred acquisition costs (“DAC“) are directly related to the successful issuance of an insurance contract, and primarily include sales commissions, policy issue costs, direct to consumer advertising costs, and underwriting costs. Additionally, DAC includes the value of business acquired (“VOBA“), which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other companies. These costs represent the difference between the fair value of the contractual insurance assets acquired and liabilities assumed, compared against the assets and liabilities for insurance contracts that the Company issues or holds measured in accordance with GAAP.

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

Policy Benefits and Losses, Claims and Loss Expenses Payable

The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately 83% of the total liability for future policy benefits. The liability is determined each reporting period based on the net level premium method. This method requires the liability

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 for future policy benefits be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date or the Transition Date of April 1, 2021 and expected future experience. The liability is accrued as premium revenue and is recognized and adjusted for differences between actual and expected experience. Long-duration insurance contracts issued by the Company are grouped into cohorts based on the contract issue year, distribution channel, legal entity and product type.

Both the present value of expected future benefit payments and the present value of expected future net premiums are based primarily on assumptions of discount rates, mortality, morbidity, lapse, and persistency. Each quarter, the Company remeasures its liability for future policy benefits using current discount rates with the effect of the change recognized in Other Comprehensive Income, a component of stockholders’ equity. In addition, the Company recognizes a liability remeasurement gain or using original discount rates, and relating to actual experience under the net premium calculation, as compared to the prior reporting period expected cash flows.

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

The liability for future policy benefits is discounted as noted above, using a current upper-medium grade fixed-income instrument yield that reflects the duration characteristics of the liability for future policy benefits. The methodology for determining current discount rates consists of constructing a discount rate curve intended to be reflective of the currency and tenor of the insurance liability cash flows. The methodology is designed to prioritize observable inputs based on market data available in the local debt markets denominated in the same currency as the policies. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company will use estimation techniques consistent with the fair value guidance in Accounting Standards Codification (“ASC“) 820, Fair Value Measurement. We further accrete interest as a component of policyholder benefits using the original discount rate that is locked-in during the year of contract issuance. The original discount rates (or the locked-in discount rates) are used for interest accretion purposes and for the determination of net premiums, whereas the current discount rates are used for purposes of valuing the liability.

The liability for future policy benefits for annuity and interest sensitive life-type products is represented by policy account value. For limited-payment contracts, a deferred profit liability is also recorded, with changes recognized in income over the life of the contract in proportion to the amount of insurance in-force.

2. Earnings per Share

We calculate earnings per share using the two-class method in accordance with ASC Topic 260, Earnings Per Share. The two-class method allocates the undistributed earnings available to common stockholders to the Company’s outstanding common stock, $0.25 par value (the “Voting Common Stock”) and the Series N Non-Voting Common Stock, $0.001 par value (the “Non-Voting Common Stock”) based on each share’s percentage of total weighted average shares outstanding. The Voting Common Stock and Non-Voting Common Stock are allocated 10% and 90%, respectively, of our undistributed earnings

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 available to common stockholders. This represents earnings available to common stockholders less the dividends declared for both the Voting Common Stock and Non-Voting Common Stock.

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

The calculation of basic and diluted earnings per share for the quarters ended September 30, 2023 and 2022 for our Voting Common Stock and Non-Voting Common Stock were as follows:

	For the Quarters Ended
	September 30,
	2023	2022
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$273,508	$349,866
Voting Common Stock dividends declared and paid	–	(9,804)
Non-Voting Common Stock dividends declared and paid	(7,059)	–
Undistributed earnings available to common stockholders	$266,449	$340,062
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$26,645	$34,006

Undistributed earnings per share of Voting Common Stock	$1.36	$1.73
Dividends declared per share of Voting Common Stock	$–	$0.50
Basic and diluted earnings per share of Voting Common Stock	$1.36	$2.23

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$273,508	$349,866
Voting Common Stock dividends declared and paid	–	(9,804)
Non-Voting Common Stock dividends declared and paid	(7,059)	–
Undistributed earnings available to common stockholders	$266,449	$340,062
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$239,804	$306,056

Undistributed earnings per share of Non-Voting Common Stock	$1.36	$1.73
Dividends declared per share of Non-Voting Common Stock	$0.04	$–
Basic and diluted earnings per share of Non-Voting Common Stock	$1.40	$1.73

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the six months ended September 30, 2023 and 2022 for our Voting Common Stock and Non-Voting Common Stock were as follows:

	For Six Months Ended
	September 30,
	2023	2022
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$530,346	$688,211
Voting Common Stock dividends declared and paid	–	(19,608)
Non-Voting Common Stock dividends declared and paid	(14,118)	–
Undistributed earnings available to common stockholders	$516,228	$668,603
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$51,623	$66,860

Undistributed earnings per share of Voting Common Stock	$2.63	$3.41
Dividends declared per share of Voting Common Stock	$–	$1.00
Basic and diluted earnings per share of Voting Common Stock	$2.63	$4.41

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$530,346	$688,211
Voting Common Stock dividends declared and paid	–	(19,608)
Non-Voting Common Stock dividends declared and paid	(14,118)	–
Undistributed earnings available to common stockholders	$516,228	$668,603
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$464,605	$601,743

Undistributed earnings per share of Non-Voting Common Stock	$2.63	$3.41
Dividends declared per share of Non-Voting Common Stock	$0.08	$–
Basic and diluted earnings per share of Non-Voting Common Stock	$2.71	$3.41

3. Investments

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $21.2 million and $23.4 million as of September 30, 2023 and March 31, 2023, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale Investments

Available-for-sale investments as of September 30, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Allowance for Expected Credit Losses	Fair Market Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$172,987	$335	$(2,315)	$(116)	$–	$170,891
U.S. government agency mortgage-backed securities	99,230	1	(3,703)	(5,009)	–	90,519
Obligations of states and political subdivisions	154,547	441	(4,261)	(5,064)	–	145,663
Corporate securities	1,817,003	983	(154,177)	(47,305)	(1,697)	1,614,807
Mortgage-backed securities	514,679	206	(40,394)	(24,243)	–	450,248
	$2,758,446	$1,966	$(204,850)	$(81,737)	$(1,697)	$2,472,128

Available-for-sale investments as of March 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses More than 12 Months	Gross Unrealized Losses Less than 12 Months	Allowance for Expected Credit Losses	Fair Market Value

	(In thousands)
U.S. treasury securities and government obligations	$353,189	$3,061	$(7,639)	$(3,935)	$–	$344,676
U.S. government agency mortgage-backed securities	34,126	40	(6,707)	(228)	–	27,231
Obligations of states and political subdivisions	161,960	649	(4,014)	(8,090)	–	150,505
Corporate securities	2,086,432	1,491	(60,224)	(156,365)	(2,101)	1,869,233
Mortgage-backed securities	370,880	78	(40,359)	(13,207)	–	317,392
	$3,006,587	$5,319	$(118,943)	$(181,825)	$(2,101)	$2,709,037

We sold available-for-sale securities with a fair value of $165.4 million and $105.5 million during the first six months of fiscal 2024 and 2023, respectively. The gross realized gains on these sales totaled $1.5 million and $0.8 million during the first six months of fiscal 2024 and 2023, respectively. The gross realized losses on these sales totaled $1.1 million and $0.3 million during the first six months of fiscal 2024 and 2023, respectively. In the first six months of fiscal 2024, we received $225.0 million from the Moving and Storage Treasuries that matured.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 impairment reported in earnings. Reversals of the allowance for credit losses are permitted and should not exceed the allowance amount initially recognized.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a ($0.4) million and $1.9 million net impairment charge recorded in the first six months ended September 30, 2023 and 2022, respectively.

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity were as follows:

	September 30, 2023		March 31, 2023
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(Unaudited)
	(In thousands)
Due in one year or less	$251,106	$249,366	$354,875	$354,184
Due after one year through five years	599,626	569,012	754,175	717,552
Due after five years through ten years	659,400	590,567	736,089	665,708
Due after ten years	733,486	612,788	790,568	654,201
	2,243,618	2,021,733	2,635,707	2,391,645

Mortgage-backed securities	514,828	450,395	370,880	317,392
	$2,758,446	$2,472,128	$3,006,587	$2,709,037

Equity investments of common stock and non-redeemable preferred stock were as follows:

	September 30, 2023		March 31, 2023
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(Unaudited)
	(In thousands)

Common stocks	$29,602	$42,045	$29,577	$39,375
Non-redeemable preferred stocks	25,144	19,991	26,054	21,982
	$54,746	$62,036	$55,631	$61,357

Investments, other

The carrying value of the other investments was as follows:

	September 30,	March 31,
	2023	2023
	(Unaudited)
	(In thousands)

Mortgage loans, net	$550,913	$466,531
Short-term investments	–	15,921
Real estate	72,036	72,178
Policy loans	10,986	10,921
Other equity investments	16,216	9,989
	$650,151	$575,540

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Notes, Loans and Finance Leases Payable, net

Long Term Debt

Long term debt was as follows:

	Fiscal Year 2024 Interest Rates			Maturities			Weighted Avg Interest Rates (c)	September 30, 2023	March 31, 2023
								(Unaudited)
								(In thousands)
Real estate loans (amortizing term) (a)	4.30%	-	6.80%	2027	-	2037	5.89%	$283,707	$289,647
Senior mortgages	2.70%	-	5.66%	2024	-	2042	4.18%	2,487,320	2,371,231
Real estate loans (revolving credit)	-%	-	-%	-	-	2027	-%	–	–
Fleet loans (amortizing term)	1.61%	-	5.68%	2024	-	2029	3.76%	90,071	111,856
Fleet loans (revolving credit) (b)	2.36%	-	6.68%	2026	-	2028	5.97%	593,889	615,000
Finance leases (rental equipment)	2.39%	-	5.01%	2023	-	2026	4.00%	163,453	223,205
Finance liabilities (rental equipment)	1.60%	-	6.48%	2024	-	2031	4.38%	1,544,608	1,255,763
Private placements	2.43%	-	2.88%	2029	-	2035	2.65%	1,200,000	1,200,000
Other obligations	1.50%	-	8.00%	2023	-	2049	6.10%	73,752	76,648
Notes, loans and finance leases payable								6,436,800	6,143,350
Less: Debt issuance costs								(35,901)	(35,308)
Total notes, loans and finance leases payable, net								$6,400,899	$6,108,042

(a) Certain loans have interest rate swaps fixing the rate for the relevant loans between 2.72% and 2.86% based on current margin. The weighted average interest rate calculation for these loans was 4.10% using the swap adjusted interest rate.

(b) A loan has an interest rate swap fixing the rate $100 million of the relevant loan at 4.71% based on current margin. The weighted average interest rate calculation for these loans was 5.87% using the swap adjusted interest rate.

(c) Weighted average rates as of September 30, 2023

Real Estate Backed Loans

Real Estate Loans (Amortizing Term)

Certain subsidiaries of Real Estate and U-Haul Company of Florida are borrowers under real estate loans. These loans require monthly or quarterly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans are secured by various properties owned by the borrowers. The interest rates, per the provisions of $202.1 million of these loans, are the applicable Secured Overnight Funding Rate (“SOFR”) plus the applicable margins and a credit spread adjustment of 0.10%. As of September 30, 2023, the applicable SOFR was 5.33% and applicable margin was between 0.65% and 1.38%, the sum of which, including the credit spread, was between 6.08% and 6.80%. The remaining $81.6 million of these loans was fixed with an interest rate of 4.30%. The default provisions of these real estate loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of September 30, 2023.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of September 30, 2023. There are limited restrictions regarding our use

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 of the funds.

Real Estate Loans (Revolving Credit)

U-Haul Holding Company is a borrower under a multi-bank syndicated real estate loan. As of September 30, 2023, the maximum credit commitment is $465.0 million. As of September 30, 2023, the full capacity was available to borrow. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. If there was a loan outstanding as of September 30, 2023, the applicable SOFR would be 5.33% and applicable margin would be 1.55% the sum of which would be 6.88% This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of September 30, 2023. There is a 0.30% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates are fixed rates.  All of our rental truck amortizing loans are collateralized by the rental equipment purchased.  The majority of these loans are funded at 70%, but some may be funded at 100%. U-Haul Holding Company, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of September 30, 2023. The net book value of the corresponding rental equipment was $202.6 million and $213.1 million as of September 30, 2023 and March 31, 2023, respectively.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $615.0 million. The interest rates are SOFR plus the applicable margin and a credit spread adjustment of 0.10%. As of September 30, 2023, SOFR was between 5.31% and 5.33% and the margin was between 1.15% and 1.25%, the sum of which, including the credit spread, was between 6.56% and 6.68%. Of the $593.9 million outstanding, $88.9 million was fixed with an interest rate of 2.36%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of September 30, 2023. These fleet loans are collateralized by the rental equipment purchased. The net book value of the corresponding rental equipment was $772.3 million and $822.0 million as of September 30, 2023 and March 31, 2023, respectively.

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment. The agreements are generally seven (7) year terms.  All of our finance leases are collateralized by our rental fleet. The net book value of the corresponding rental equipment was $377.7 million and $474.8 million as of September 30, 2023 and March 31, 2023, respectively. There were no new financing leases entered into during the first six months of fiscal 2024. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of September 30, 2023.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions, and we assess if these sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs.  We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, these sale-leasebacks are accounted for as a financial liability and the leased assets are capitalized at cost.   Our finance liabilities have an average term of seven (7) years. These finance liabilities are collateralized by the related assets of our rental fleet. The net book value of the corresponding rental equipment was $1,815.2 million and $1,499.1 million as of September 30, 2023 and March 31, 2023, respectively. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of September 30, 2023.

Private Placements

In September 2021, U-Haul Holding Company entered into a note purchase agreement to issue $600.0 million of fixed rate senior unsecured notes in a private placement offering.  These notes consist of four tranches each totaling $150.0 million and funded in September 2021.  The fixed interest rates range between 2.43% and 2.78% with maturities between 2029 and 2033.  Interest is payable semiannually. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of September 30, 2023.

In December 2021, U-Haul Holding Company entered into a note purchase agreement to issue $600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes consist of three tranches each totaling $100.0 million and two tranches each totaling $150.0 million.  The fixed interest rates range between 2.55% and 2.88% with maturities between 2030 and 2035.  Interest is payable semiannually. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of September 30, 2023.

Other Obligations

In February 2011, U-Haul Holding Company and U.S. Bank Trust Company, NA, as successor in interest to U.S. Bank National Association (the “Trustee”), entered into the U-Haul Investors Club® Indenture.  U-Haul Holding Company and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes®”). The U-Notes® are secured by various types of collateral, including, but not limited to, certain rental equipment and real estate.  U-Notes® are issued in smaller series that vary as to principal amount, interest rate and maturity.  U-Notes® are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

As of September 30, 2023, the aggregate outstanding principal balance of the U-Notes® issued was $75.4 million, of which $1.7 million is held by our insurance subsidiaries and eliminated in consolidation.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, before debt issuance costs, as of September 30, 2023 for the next five years and thereafter are as follows:

	Year Ending September 30,
	2024	2025	2026	2027	2028	Thereafter	Total
	(Unaudited)
	(In thousands)
Notes, loans and finance leases payable	$657,998	$487,551	$829,219	$1,023,289	$513,160	$2,925,583	$6,436,800

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest on Borrowings

Interest Expense

Components of interest expense included the following:

	Quarter Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)
Interest expense	$67,524	$57,604
Capitalized interest	(3,669)	(2,248)
Amortization of transaction costs	1,432	1,814
Interest expense resulting from cash flow hedges	(1,344)	23
Total interest expense	$63,943	$57,193

	Six Months Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)
Interest expense	$131,924	$108,009
Capitalized interest	(7,732)	(4,866)
Amortization of transaction costs	2,843	3,260
Interest expense resulting from cash flow hedges	(2,494)	589
Total interest expense	$124,541	$106,992

Interest paid in cash was $74.2 million and $63.1 million for the second quarter of fiscal 2024 and 2023, respectively, and $129.7 million and $104.8 million for the first six months of fiscal 2024 and 2023, respectively. Interest paid (received) in cash on derivative contracts was ($1.3) million and $0.0 million for the second quarter of fiscal 2024 and 2023, respectively.  Interest paid (received) in cash on derivative contracts was ($2.3) million and $0.6 million for the first six months of fiscal 2024 and 2023, respectively.

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	6.51%	3.32%
Interest rate at the end of the quarter	6.61%	3.80%
Maximum amount outstanding during the quarter	$605,000	$1,102,000
Average amount outstanding during the quarter	$596,322	$877,522
Facility fees	$306	$111

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Revolving Credit Activity
	Six Months Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	6.38%	2.66%
Interest rate at the end of the period	6.61%	3.80%
Maximum amount outstanding during the period	$715,000	$1,105,000
Average amount outstanding during the period	$628,151	$984,464
Facility fees	$571	$169

5. Derivatives

We manage exposure to changes in market interest rates. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in SOFR swap rates with the designated benchmark interest rate being hedged on certain of our SOFR indexed variable rate debt. The interest rate swaps effectively fix our interest payments on certain SOFR indexed variable rate debt through July 2032. We monitor our positions and the credit ratings of our counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. These fair values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate and are classified as Level 2 in the fair value hierarchy.

The derivative fair values reflected in prepaid expense in the consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	September 30, 2023	March 31, 2023
	(Unaudited)
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Assets	$12,328	$5,311
Notional amount	$302,107	$206,347

	The Effect of Interest Rate Contracts on the Statements of Operations for the Quarters Ended

	September 30, 2023	September 30, 2022
	(Unaudited)
	(In thousands)
Gain recognized in AOCI on interest rate contracts	$(3,073)	$(8,360)
(Gain) loss reclassified from AOCI into income	$1,345	$(24)

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During the first six months of fiscal 2024 and 2023, we recognized an increase in the fair value of our cash flow hedges of $7.2 million and $6.4 million, respectively, net of taxes. During the first six months of fiscal 2024 and 2023, we reclassified $1.9 million and $0.4 million, respectively, from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of September 30, 2023, we expect to reclassify $5.7 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We use derivatives to economically hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. These derivative instruments are included in Investments, other on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy. Net (gains) losses recognized in net investment and interest income for the first six months of June 30, 2023 and 2022 were ($4.7) million and $7.8 million, respectively.

	Derivatives Fair Values as of
	September 30, 2023	March 31, 2023
	(Unaudited)
	(In thousands)
Equity market contracts as economic hedging instruments:
Assets	$10,526	$4,295
Notional amount	$509,519	$465,701

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

6. Accumulated Other Comprehensive Loss

A summary of AOCI components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates	Fair Market Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2023	$(56,539)	$(232,740)	$4,007	$(351)	$(285,623)
Foreign currency translation	(2,380)	–	–	–	(2,380)
Unrealized net gain on investments	–	7,047	–	–	7,047
Change in fair value of cash flow hedges	–	–	7,175	–	7,175
Amounts reclassified into earnings on hedging activities	–	–	(1,883)	–	(1,883)
Other comprehensive income (loss)	(2,380)	7,047	5,292	–	9,959
Balance as of September 30, 2023	$(58,919)	$(225,693)	$9,299	$(351)	$(275,664)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Stockholders’ Equity

The following table lists the dividends that have been declared and issued for the first six months of fiscal years 2024 and 2023:

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

August 17, 2023	$0.04	September 19, 2023	September 29, 2023
June 7, 2023	0.04	June 20, 2023	June 30, 2023

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

August 18, 2022	$0.50	September 6, 2022	September 20, 2022
April 6, 2022	0.50	April 18, 2022	April 29, 2022

As of September 30, 2023, no awards had been issued under the 2016 AMERCO Stock Option Plan.

8. Leases

The following tables show the components of our right-of-use (“ROU“) assets, net:

	As of September 30, 2023
	Finance	Operating	Total
	(Unaudited)
	(In thousands)

Buildings and improvements	$–	$142,467	$142,467
Furniture and equipment	7,109	–	7,109
Rental trailers and other rental equipment	115,072	–	115,072
Rental trucks	816,075	–	816,075
Right-of-use assets, gross	938,256	142,467	1,080,723
Less: Accumulated depreciation	(560,523)	(77,151)	(637,674)
Right-of-use assets, net	$377,733	$65,316	$443,049

	As of March 31, 2023
	Finance	Operating	Total
		(In thousands)

Buildings and improvements	$–	$128,221	$128,221
Furniture and equipment	9,687	–	9,687
Rental trailers and other rental equipment	152,294	–	152,294
Rental trucks	949,838	–	949,838
Right-of-use assets, gross	1,111,819	128,221	1,240,040
Less: Accumulated depreciation	(637,054)	(69,304)	(706,358)
Right-of-use assets, net	$474,765	$58,917	$533,682

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2023 and March 31, 2023, we had finance lease liabilities for the ROU assets, net of $163.5 million and $223.2 million, respectively and operating lease liabilities of $64.6 million and $58.4 million, respectively.

	Finance leases
	September 30,	March 31,
	2023	2023
	(Unaudited)
Weighted average remaining lease term (years)	2	2
Weighted average discount rate	4.0%	3.8%

	Operating leases
	September 30,	March 31,
	2023	2023
	(Unaudited)
Weighted average remaining lease term (years)	18.9	19.2
Weighted average discount rate	4.6%	4.7%

For the six months ended September 30, 2023 and 2022, cash paid for leases included in our operating cash flow activities were $17.4 million and $16.0 million, respectively, and our financing cash flow activities were $59.8 million and $65.8 million, respectively. Non-cash activities of ROU assets in exchange for lease liabilities were $14.4 million and $3.6 million for the first six months of fiscal 2024 and 2023, respectively.

The components of lease costs, including leases of less than 12 months, were as follows:

	Six Months Ended
	September 30, 2023	September 30, 2022
	(Unaudited)
	(In thousands)

Operating lease costs	$16,033	$16,181

Finance lease cost:
Amortization of right-of-use assets	$31,465	$43,173
Interest on lease liabilities	4,002	6,142
Total finance lease cost	$35,467	$49,315

The short-term lease costs for the first six months of fiscal 2024 and 2023 were not material.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending March 31,	(In thousands)

2024 (6 months)	$85,789	$22,913
2025	61,189	10,059
2026	24,371	6,879
2027	–	6,265
2028	–	5,708
Thereafter	–	60,853
Total lease payments	171,349	112,677
Less: imputed interest	(7,896)	(48,097)
Present value of lease liabilities	$163,453	$64,580

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

Based upon the information currently available to Real Estate, compliance with the environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Related Party Revenue

	Quarter Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,754	$7,827
U-Haul management fee revenue from Mercury	1,513	1,450
	$9,267	$9,277

	Six Months Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$15,450	$15,556
U-Haul management fee revenue from Mercury	2,994	2,860
	$18,444	$18,416

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $17.0 million and $16.9 million from the above-mentioned entities during the first six months of fiscal 2024 and 2023, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefiting Edward J. Shoen and James P. Shoen or their descendants.  Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary; Mercury has notified W.P. Carey, the lessor, of its intent to purchase the properties.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Costs and Expenses

	Quarter Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$604	$604
U-Haul printing expenses to Blackwater	968	–
U-Haul commission expenses to Blackwater	24,035	26,385
	$25,607	$26,989

	Six Months Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,208	$1,208
U-Haul printing expenses to Blackwater	1,317	–
U-Haul commission expenses to Blackwater	46,738	51,267
	$49,263	$52,475

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

As of September 30, 2023, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $15.4 million and $15.6 million, expenses of $1.2 million and $1.2 million and cash flows of $14.3 million and $14.3 million, respectively, during the first six months of fiscal 2024 and 2023. Revenues were $214.5 million and $245.0 million and commission expenses were $46.7 million and $51.3 million, respectively, related to the Dealer Agreements, during the first six months of fiscal 2024 and 2023.

Management determined that we do not have a variable interest pursuant to the variable interest entity model under ASC 810, Consolidation in the holding entities of Blackwater.

Related Party Assets

	September 30,	March 31,
	2023	2023
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$37,791	$42,141
U-Haul receivable from Mercury	6,654	8,402
Other (a)	(4,305)	(2,235)
	$40,140	$48,308

(a)      Timing differences for intercompany balances with insurance subsidiaries resulting from the three-month difference in reporting periods.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Consolidating Financial Information by Operating Segment:

U-Haul Holding Company’s three reportable segments are:

  Moving and Storage, comprised of U-Haul Holding Company, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

  Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA, and

  Life Insurance, comprised of Oxford and its subsidiaries.

Management tracks revenues separately, but does not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate reportable segments. Deferred income taxes are shown as liabilities on the consolidating statements. The information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent, with its subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating balance sheets by operating segment as of September 30, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$2,068,790	$44,272	$32,069	$–		$2,145,131
Reinsurance recoverables and trade receivables, net	130,372	50,525	31,668	–		212,565
Inventories and parts	161,535	–	–	–		161,535
Prepaid expenses	263,541	–	–	–		263,541
Investments, fixed maturities and marketable equities	97,372	268,769	2,168,023	–		2,534,164
Investments, other	23,330	115,583	511,238	–		650,151
Deferred policy acquisition costs, net	–	–	121,365	–		121,365
Other assets	46,667	800	5,302	–		52,769
Right of use assets - financing, net	377,733	–	–	–		377,733
Right of use assets - operating, net	64,378	785	153	–		65,316
Related party assets	62,931	1,223	11,808	(35,822)	(c)	40,140
	3,296,649	481,957	2,881,626	(35,822)		6,624,410

Investment in subsidiaries	462,493	–	–	(462,493)	(b)	–

Property, plant and equipment, at cost:
Land	1,613,871	–	–	–		1,613,871
Buildings and improvements	7,649,849	–	–	–		7,649,849
Furniture and equipment	966,211	–	–	–		966,211
Rental trailers and other rental equipment	912,046	–	–	–		912,046
Rental trucks	5,921,507	–	–	–		5,921,507
	17,063,484	–	–	–		17,063,484
Less: Accumulated depreciation	(4,666,444)	–	–	–		(4,666,444)
Total property, plant and equipment, net	12,397,040	–	–	–		12,397,040
Total assets	$16,156,182	$481,957	$2,881,626	$(498,315)		$19,021,450

(a) Balances as of June 30, 2023
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating balance sheets by operating segment as of September 30, 2023, continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$745,606	$4,472	$7,910	$–		$757,988
Notes, loans and finance leases payable, net	6,400,899	–	–	–		6,400,899
Operating lease liabilities	63,627	800	153	–		64,580
Policy benefits and losses, claims and loss expenses payable	324,642	150,148	390,607	–		865,397
Liabilities from investment contracts	–	–	2,393,590	–		2,393,590
Other policyholders' funds and liabilities	–	2,126	5,551	–		7,677
Deferred income	56,821	–	–	–		56,821
Deferred income taxes, net	1,514,732	3,973	(74,585)	–		1,444,120
Related party liabilities	25,754	2,969	13,376	(42,099)	(c)	–
Total liabilities	9,132,081	164,488	2,736,602	(42,099)		11,991,072

Stockholders' equity:
Series preferred stock:
Series A preferred stock	–	–	–	–		–
Series B preferred stock	–	–	–	–		–
Series A common stock	–	–	–	–		–
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common stock	176	–	–	–		176
Additional paid-in capital	453,853	91,120	26,271	(117,601)	(b)	453,643
Accumulated other comprehensive income (loss)	(281,941)	(13,532)	(218,470)	238,279	(b)	(275,664)
Retained earnings	7,519,166	236,580	334,723	(571,093)	(b)	7,519,376
Cost of common stock in treasury, net	(525,653)	–	–	–		(525,653)
Cost of preferred stock in treasury, net	(151,997)	–	–	–		(151,997)
Total stockholders' equity	7,024,101	317,469	145,024	(456,216)		7,030,378
Total liabilities and stockholders' equity	$16,156,182	$481,957	$2,881,626	$(498,315)		$19,021,450

(a) Balances as of June 30, 2023
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating balance sheets by operating segment as of March 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$2,034,242	$11,276	$15,006	$–		$2,060,524
Reinsurance recoverables and trade receivables, net	107,823	48,344	33,331	–		189,498
Inventories and parts	151,474	–	–	–		151,474
Prepaid expenses	241,711	–	–	–		241,711
Investments, fixed maturities and marketable equities	227,737	271,156	2,271,501	–		2,770,394
Investments, other	23,314	125,130	427,096	–		575,540
Deferred policy acquisition costs, net	–	–	128,463	–		128,463
Other assets	46,438	730	3,884	–		51,052
Right of use assets - financing, net	474,765	–	–	–		474,765
Right of use assets - operating, net	57,978	914	25	–		58,917
Related party assets	69,144	2,347	12,268	(35,451)	(c)	48,308
	3,434,626	459,897	2,891,574	(35,451)		6,750,646

Investment in subsidiaries	426,779	–	–	(426,779)	(b)	–

Property, plant and equipment, at cost:
Land	1,537,206	–	–	–		1,537,206
Buildings and improvements	7,088,810	–	–	–		7,088,810
Furniture and equipment	928,241	–	–	–		928,241
Rental trailers and other rental equipment	827,696	–	–	–		827,696
Rental trucks	5,278,340	–	–	–		5,278,340
	15,660,293	–	–	–		15,660,293
Less: Accumulated depreciation	(4,310,205)	–	–	–		(4,310,205)
Total property, plant and equipment, net	11,350,088	–	–	–		11,350,088
Total assets	$15,211,493	$459,897	$2,891,574	$(462,230)		$18,100,734

(a) Balances as of December 31, 2022
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating balance sheets by operating segment as of March 31, 2023, continued:

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

(a) Balances as of December 31, 2022
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating statement of operations by operating segment for the quarter ended September 30, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,070,688	$–	$–	$(1,283)	(c)	$1,069,405
Self-storage revenues	208,890	–	–	–		208,890
Self-moving and self-storage products and service sales	91,571	–	–	–		91,571
Property management fees	9,267	–	–	–		9,267
Life insurance premiums	–	–	22,498	–		22,498
Property and casualty insurance premiums	–	26,371	–	(800)	(c)	25,571
Net investment and interest income	28,520	5,481	31,621	(884)	(b)	64,738
Other revenue	156,642	–	1,403	(125)	(b)	157,920
Total revenues	1,565,578	31,852	55,522	(3,092)		1,649,860

Costs and expenses:
Operating expenses	820,617	12,113	4,731	(2,203)	(b,c)	835,258
Commission expenses	111,961	–	–	–		111,961
Cost of sales	66,620	–	–	–		66,620
Benefits and losses	–	4,229	38,324	–		42,553
Amortization of deferred policy acquisition costs	–	–	6,826	–		6,826
Lease expense	8,839	91	33	(513)	(b)	8,450
Depreciation, net of gains on disposals	154,122	–	–	–		154,122
Net losses on disposal of real estate	1,715	–	–	–		1,715
Total costs and expenses	1,163,874	16,433	49,914	(2,716)		1,227,505

Earnings from operations before equity in earnings of subsidiaries	401,704	15,419	5,608	(376)		422,355

Equity in earnings of subsidiaries	16,862	–	–	(16,862)	(d)	–

Earnings from operations	418,566	15,419	5,608	(17,238)		422,355
Other components of net periodic benefit costs	(364)	–	–	–		(364)
Interest expense	(64,199)	–	(120)	376	(b)	(63,943)
Pretax earnings	354,003	15,419	5,488	(16,862)		358,048
Income tax expense	(80,495)	(3,181)	(864)	–		(84,540)
Net earnings available to common stockholders	$273,508	$12,238	$4,624	$(16,862)		$273,508

(a) Balances for the quarter ended June 30, 2023
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating statements of operations by operating segment for the quarter ended September 30, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$1,163,376	$–	$–	$(1,351)	(c)	$1,162,025
Self-storage revenues	185,586	–	–	–		185,586
Self-moving and self-storage products and service sales	96,864	–	–	–		96,864
Property management fees	9,277	–	–	–		9,277
Life insurance premiums	–	–	25,456	–		25,456
Property and casualty insurance premiums	–	25,960	–	(242)	(c)	25,718
Net investment and interest income (loss)	15,077	(2,597)	19,041	(1,012)	(b)	30,509
Other revenue	166,678	–	1,199	(448)	(b)	167,429
Total revenues	1,636,858	23,363	45,696	(3,053)		1,702,864

Costs and expenses:
Operating expenses	796,498	11,576	5,558	(2,038)	(b,c)	811,594
Commission expenses	125,341	–	–	–		125,341
Cost of sales	72,625	–	–	–		72,625
Benefits and losses	–	6,075	33,437	–		39,512
Amortization of deferred policy acquisition costs	–	–	6,972	–		6,972
Lease expense	8,261	26	26	(629)	(b)	7,684
Depreciation, net of gains on disposals	117,318	–	–	–		117,318
Net losses on disposal of real estate	1,872	–	–	–		1,872
Total costs and expenses	1,121,915	17,677	45,993	(2,667)		1,182,918

Earnings from operations before equity in earnings of subsidiaries	514,943	5,686	(297)	(386)		519,946

Equity in earnings of subsidiaries	3,906	–	–	(3,906)	(d)	–

Earnings (losses) from operations	518,849	5,686	(297)	(4,292)		519,946
Other components of net periodic benefit costs	(304)	–	–	–		(304)
Interest expense	(57,459)	–	(120)	386	(b)	(57,193)
Fees on early extinguishment of debt	(959)	–	–	–		(959)
Pretax earnings (losses)	460,127	5,686	(417)	(3,906)		461,490
Income tax expense	(110,261)	(1,167)	(196)	–		(111,624)
Net earnings (losses) available to common stockholders	$349,866	$4,519	$(613)	$(3,906)		$349,866

(a) Balances for the quarter ended June 30, 2022
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating statements of operations by operating segment for the six months ended September 30, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,070,767	$–	$–	$(2,156)	(c)	$2,068,611
Self-storage revenues	407,851	–	–	–		407,851
Self-moving and self-storage products and service sales	192,443	–	–	–		192,443
Property management fees	18,444	–	–	–		18,444
Life insurance premiums	–	–	45,629	–		45,629
Property and casualty insurance premiums	–	47,418	–	(1,525)	(c)	45,893
Net investment and interest income	55,815	12,273	63,132	(1,890)	(b)	129,330
Other revenue	279,771	–	2,442	(246)	(b)	281,967
Total revenues	3,025,091	59,691	111,203	(5,817)		3,190,168

Costs and expenses:
Operating expenses	1,568,900	23,420	10,097	(3,918)	(b,c)	1,598,499
Commission expenses	218,888	–	–	–		218,888
Cost of sales	137,295	–	–	–		137,295
Benefits and losses	–	8,687	79,210	–		87,897
Amortization of deferred policy acquisition costs	–	–	14,871	–		14,871
Lease expense	16,941	183	61	(1,152)	(b)	16,033
Depreciation, net of gains on disposals	291,936	–	–	–		291,936
Net losses on disposal of real estate	2,736	–	–	–		2,736
Total costs and expenses	2,236,696	32,290	104,239	(5,070)		2,368,155

Earnings from operations before equity in earnings of subsidiaries	788,395	27,401	6,964	(747)		822,013

Equity in earnings of subsidiaries	27,092	–	–	(27,092)	(d)	–

Earnings from operations	815,487	27,401	6,964	(27,839)		822,013
Other components of net periodic benefit costs	(729)	–	–	–		(729)
Interest expense	(125,048)	–	(240)	747	(b)	(124,541)
Pretax earnings	689,710	27,401	6,724	(27,092)		696,743
Income tax expense	(159,364)	(5,653)	(1,380)	–		(166,397)
Net earnings available to common stockholders	$530,346	$21,748	$5,344	$(27,092)		$530,346

(a) Balances for the six months ended June 30, 2023
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating statements of operations by operating segment for the six months ended September 30, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rentals	$2,255,086	$–	$–	$(2,286)	(c)	$2,252,800
Self-storage revenues	358,763	–	–	–		358,763
Self-moving and self-storage products and service sales	206,215	–	–	–		206,215
Property management fees	18,416	–	–	–		18,416
Life insurance premiums	–	–	51,237	–		51,237
Property and casualty insurance premiums	–	46,790	–	(1,100)	(c)	45,690
Net investment and interest income (loss)	20,017	(345)	46,429	(2,019)	(b)	64,082
Other revenue	301,959	–	2,133	(591)	(b)	303,501
Total revenues	3,160,456	46,445	99,799	(5,996)		3,300,704

Costs and expenses:
Operating expenses	1,516,292	21,770	10,667	(3,968)	(b,c)	1,544,761
Commission expenses	243,834	–	–	–		243,834
Cost of sales	152,296	–	–	–		152,296
Benefits and losses	–	10,454	68,815	–		79,269
Amortization of deferred policy acquisition costs	–	–	14,644	–		14,644
Lease expense	16,181	184	54	(1,260)	(b)	15,159
Depreciation, net of gains on disposals	231,114	–	–	–		231,114
Net gains on disposal of real estate	4,179	–	–	–		4,179
Total costs and expenses	2,163,896	32,408	94,180	(5,228)		2,285,256

Earnings from operations before equity in earnings of subsidiaries	996,560	14,037	5,619	(768)		1,015,448

Equity in earnings of subsidiaries	15,915	–	–	(15,915)	(d)	–

Earnings from operations	1,012,475	14,037	5,619	(16,683)		1,015,448
Other components of net periodic benefit costs	(608)	–	–	–		(608)
Interest expense	(107,520)	–	(240)	768	(b)	(106,992)
Fees on early extinguishment of debt	(959)	–	–	–		(959)
Pretax earnings	903,388	14,037	5,379	(15,915)		906,889
Income tax expense	(215,177)	(2,922)	(579)	–		(218,678)
Net earnings available to common stockholders	$688,211	$11,115	$4,800	$(15,915)		$688,211

(a) Balances for the six months ended June 30, 2022
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating cash flow statements by operating segment for the six months ended September 30, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$530,346	$21,748	$5,344	$(27,092)	$530,346
Earnings from consolidated entities	(27,092)	–	–	27,092	–
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	394,400	–	–	–	394,400
Amortization of deferred policy acquisition costs	–	–	14,871	–	14,871
Amortization of premiums and accretion of discounts related to investments, net	–	794	7,647	–	8,441
Amortization of debt issuance costs	3,427	–	–	–	3,427
Interest credited to policyholders	–	–	36,329	–	36,329
Provision for allowance (recoveries) for losses on trade receivables, net	646	(68)	–	–	578
Provision for allowance for inventories and parts reserve	3,461	–	–	–	3,461
Net gains on disposal of personal property	(102,464)	–	–	–	(102,464)
Net losses on disposal of real estate	2,736	–	–	–	2,736
Net gains on sales of investments	–	(9)	(908)	–	(917)
Net gains on equity securities	–	(2,745)	–	–	(2,745)
Deferred income taxes	108,291	501	(1,041)	–	107,751
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(23,200)	(1,865)	1,663	–	(23,402)
Inventories and parts	(13,520)	–	–	–	(13,520)
Prepaid expenses	(21,824)	–	–	–	(21,824)
Capitalization of deferred policy acquisition costs	–	–	(7,773)	–	(7,773)
Other assets and right of use assets - operating, net	(7,339)	134	(1,546)	–	(8,751)
Related party assets	6,279	1,124	–	–	7,403
Accounts payable and accrued expenses and operating lease liabilities	38,562	1,446	(16,760)	–	23,248
Policy benefits and losses, claims and loss expenses payable	(10,609)	(2,859)	(5,085)	–	(18,553)
Other policyholders' funds and liabilities	–	(576)	22	–	(554)
Deferred income	4,532	–	(417)	–	4,115
Related party liabilities	671	425	(268)	–	828
Net cash provided by operating activities	887,303	18,050	32,078	–	937,431

Cash flows from investing activities:
Escrow deposits	573	–	–	–	573
Purchases of:
Property, plant and equipment	(1,664,387)	–	–	–	(1,664,387)
Short term investments	–	–	(44,903)	–	(44,903)
Fixed maturities investments	(97,331)	(2,216)	(7,230)	–	(106,777)
Equity securities	–	(308)	(1)	–	(309)
Real estate investments	(16)	–	(521)	–	(537)
Mortgage loans	–	(7,300)	(90,402)	–	(97,702)
Proceeds from sales and paydowns of:
Property, plant and equipment	408,279	–	–	–	408,279
Short term investments	–	15,959	–	–	15,959
Fixed maturities investments	224,999	7,180	157,037	–	389,216
Equity securities	–	296	4	–	300
Preferred stock	–	913	–	–	913
Mortgage loans	–	422	12,627	–	13,049
Net cash used by investing activities	(1,127,883)	14,946	26,611	–	(1,086,326)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2023

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating cash flow statements by operating segment for the six months ended September 30, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	704,960	–	–	–	704,960
Principal repayments on credit facilities	(351,893)	–	–	–	(351,893)
Payments of debt issuance costs	(4,018)	–	–	–	(4,018)
Finance lease payments	(59,752)	–	–	–	(59,752)
Securitization deposits	151	–	–	–	151
Series N Non-Voting Common Stock dividends paid	(14,118)	–	–	–	(14,118)
Investment contract deposits	–	–	132,630	–	132,630
Investment contract withdrawals	–	–	(174,256)	–	(174,256)
Net cash provided by financing activities	275,330	–	(41,626)	–	233,704

Effects of exchange rate on cash	(202)	–	–	–	(202)

Increase (decrease) in cash and cash equivalents	34,548	32,996	17,063	–	84,607
Cash and cash equivalents at beginning of period	2,034,242	11,276	15,006	–	2,060,524
Cash and cash equivalents at end of period	$2,068,790	$44,272	$32,069	$–	$2,145,131
	(page 2 of 2)
(a) Balance for the period ended June 30, 2023

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating cash flow statements by operating segment for the six months ended September 30, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$688,211	$11,115	$4,800	$(15,915)	$688,211
Earnings from consolidated entities	(15,915)	–	–	15,915	–
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	359,804	–	–	–	359,804
Amortization of deferred policy acquisition costs	–	–	14,644	–	14,644
Amortization of premiums and accretion of discounts related to investments, net	–	857	9,392	–	10,249
Amortization of debt issuance costs	3,356	–	–	–	3,356
Interest credited to policyholders	–	–	24,690	–	24,690
Provision for allowance (recoveries) for losses on trade receivables, net	(5,404)	(90)	–	–	(5,494)
Provision for allowance for inventories and parts reserve	7,125	–	–	–	7,125
Net gains on disposal of personal property	(128,690)	–	–	–	(128,690)
Net losses on disposal of real estate	4,179	–	–	–	4,179
Net (gains) losses on sales of investments	–	(58)	7,265	–	7,207
Net gains on equity securities	–	7,963	–	–	7,963
Deferred income taxes	107,281	(1,119)	(2,334)	–	103,828
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	30,678	(1,088)	2,752	–	32,342
Inventories and parts	(14,416)	–	–	–	(14,416)
Prepaid expenses	3	–	–	–	3
Capitalization of deferred policy acquisition costs	–	–	(14,900)	–	(14,900)
Other assets	2,877	(169)	(276)	–	2,432
Related party assets	(2,479)	839	–	–	(1,640)
Accounts payable and accrued expenses	65,366	1,396	(2,465)	–	64,297
Policy benefits and losses, claims and loss expenses payable	19,640	(3,381)	(4,799)	–	11,460
Other policyholders' funds and liabilities	–	112	1,202	–	1,314
Deferred income	7,809	–	1,649	–	9,458
Related party liabilities	460	(183)	465	–	742
Net cash provided by operating activities	1,129,885	16,194	42,085	–	1,188,164

Cash flows from investing activities:
Escrow deposits	9,688	–	–	–	9,688
Purchases of:
Property, plant and equipment	(1,335,528)	–	–	–	(1,335,528)
Short term investments	–	(35,975)	(198)	–	(36,173)
Fixed maturities investments	–	(18,573)	(183,692)	–	(202,265)
Equity securities	–	(2,705)	(1,651)	–	(4,356)
Real estate investments	–	(4,920)	(11)	–	(4,931)
Mortgage loans	–	(12,715)	(62,920)	–	(75,635)
Proceeds from sales and paydowns of:
Property, plant and equipment	329,611	–	–	–	329,611
Short term investments	–	33,373	–	–	33,373
Fixed maturities investments	–	10,587	95,940	–	106,527
Equity securities	–	711	6	–	717
Mortgage loans	–	14,419	59,746	–	74,165
Net cash used by investing activities	(996,229)	(15,798)	(92,780)	–	(1,104,807)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2022

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating cash flow statements by operating segment for the six months ended September 30, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	792,654	–	–	–	792,654
Principal repayments on credit facilities	(441,019)	–	–	–	(441,019)
Payment of debt issuance costs	(3,942)	–	–	–	(3,942)
Finance lease payments	(65,831)	–	–	–	(65,831)
Securitization deposits	49	–	–	–	49
Common stock dividends paid	(19,608)	–	–	–	(19,608)
Investment contract deposits	–	–	169,017	–	169,017
Investment contract withdrawals	–	–	(139,917)	–	(139,917)
Net cash provided by financing activities	262,303	–	29,100	–	291,403

Effects of exchange rate on cash	(13,782)	–	–	–	(13,782)

Increase (decrease) in cash and cash equivalents	382,177	396	(21,595)	–	360,978
Cash and cash equivalents at beginning of period	2,643,213	10,800	50,124	–	2,704,137
Cash and cash equivalents at end of period	$3,025,390	$11,196	$28,529	$–	$3,065,115
	(page 2 of 2)
(a) Balance for the period ended June 30, 2022

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter Ended September 30, 2023
Total revenues	$1,559,205	$90,655	$1,649,860
Depreciation and amortization, net of (gains) on disposals	161,085	1,578	162,663
Interest expense	63,182	761	63,943
Pretax earnings	348,442	9,606	358,048
Income tax expense	82,035	2,505	84,540
Identifiable assets	18,279,234	742,216	19,021,450

Quarter Ended September 30, 2022
Total revenues	$1,610,067	$92,797	$1,702,864
Depreciation and amortization, net of (gains) on disposals	124,735	1,427	126,162
Interest expense	56,477	716	57,193
Pretax earnings	444,220	17,270	461,490
Income tax expense	107,254	4,370	111,624
Identifiable assets	17,515,009	628,334	18,143,343

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months Ended September 30, 2023
Total revenues	$3,020,489	$169,679	$3,190,168
Depreciation and amortization, net of (gains) on disposals	309,398	145	309,543
Interest expense	123,128	1,413	124,541
Pretax earnings	675,514	21,229	696,743
Income tax expense	160,630	5,767	166,397
Identifiable assets	18,279,234	742,216	19,021,450

Six Months Ended September 30, 2022
Total revenues	$3,120,453	$180,251	$3,300,704
Depreciation and amortization, net of (gains) on disposals	245,721	4,216	249,937
Interest expense	105,425	1,567	106,992
Pretax earnings	876,101	30,788	906,889
Income tax expense	210,867	7,811	218,678
Identifiable assets	17,515,009	628,334	18,143,343

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$297	$331
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	368	287
Other components	(4)	17
Total other components of net periodic benefit costs	364	304
Net periodic postretirement benefit cost	$661	$635

	Six Months Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$594	$663
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	735	574
Other components	(6)	34
Total other components of net periodic benefit costs	729	608
Net periodic postretirement benefit cost	$1,323	$1,271

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values of investments available-for-sale are based on quoted market prices, dealer quotes or discounted cash flows.

Fair values on interest rate swap contracts are based on using pricing valuation models which include broker quotes.

Fair values of long-term investment and mortgage loans and notes on real estate are based on quoted market prices, dealer quotes or discounted cash flows.  Fair values of reinsurance recoverables and trade receivables approximate their recorded value.

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

We have mortgage loans, which potentially expose us to credit risk. The portfolio of loans is principally collateralized by self-storage facilities and commercial properties. We have not experienced any material losses related to the loans from individual or groups of loans in any particular industry or geographic area. The estimated fair values were determined using the discounted cash flow method and using interest rates currently offered for similar loans to borrowers with similar credit ratings.

Other investments are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

The carrying values and estimated fair values for the financial instruments stated above and their placement in the fair value hierarchy are as follows:

	Fair Value Hierarchy
	Carrying				Total Estimated
As of September 30, 2023	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Reinsurance recoverables and trade receivables, net	$212,565	$–	$–	$212,565	$212,565
Mortgage loans, net	550,913	–	–	521,831	521,831
Other investments	88,712	–	–	88,712	88,712
Total	$852,190	$–	$–	$823,108	$823,108

Liabilities
Notes, loans and finance leases payable	$6,436,800	$–	$5,961,511	$–	$5,961,511
Total	$6,436,800	$–	$5,961,511	$–	$5,961,511

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Hierarchy
	Carrying				Total Estimated
As of March 31, 2023	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Reinsurance recoverables and trade receivables, net	$189,498	$–	$–	$189,498	$189,498
Mortgage loans, net	466,531	–	–	444,957	444,957
Other investments	109,009	–	–	109,009	109,009
Total	$765,038	$–	$–	$743,464	$743,464

Liabilities
Notes, loans and finance leases payable	6,143,350	–	5,710,735	–	5,710,735
Total	$6,143,350	$–	$5,710,735	$–	$5,710,735

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of September 30, 2023 and March 31, 2023 that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of September 30, 2023	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Short-term investments	$1,808,130	$1,807,142	$988	$–
Fixed maturities - available for sale	2,472,128	168,287	2,303,782	59
Preferred stock	19,991	19,991	–	–
Common stock	42,045	42,045	–	–
Derivatives	22,854	10,526	12,328	–
Total	$4,365,148	$2,047,991	$2,317,098	$59

Liabilities
Embedded derivatives	$9,630	$–	$–	$9,630
Total	$9,630	$–	$–	$9,630

As of March 31, 2023	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Short-term investments	$1,809,441	$1,808,797	$644	$–
Fixed maturities - available for sale	2,709,037	251,832	2,457,146	59
Preferred stock	21,982	21,982	–	–
Common stock	39,375	39,375	–	–
Derivatives	9,606	4,295	5,311	–
Total	$4,589,441	$2,126,281	$2,463,101	$59

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities as of September 30, 2023 and March 31, 2023.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the second quarter of fiscal 2024 did not have a material effect on our financial statements.

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving Help are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box containers to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 842, while the shipping obligation represents a contract with a customer accounted for under Topic 606. Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help® services fees are recognized in accordance with Topic 606. Moving Help® services are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer.

Revenue Recognized in Accordance with Topic 842

ASC Topic 842, Leases (Topic 842), the Company’s self-moving rental revenues meet the definition of a lease pursuant to the guidance in Topic 842 because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right. Please see Note 8, Leases, of the Notes to Consolidated Financial Statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Years Ending September 30,
	2024	2025	2026	2027	2028	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rentals	$7,139	$–	$–	$–	$–	$–
Property lease revenues	20,722	14,491	11,509	8,275	5,678	37,972
Total	$27,861	$14,491	$11,509	$8,275	$5,678	$37,972

The amounts above do not reflect future rental revenue from the renewal or replacement of existing leases.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognized in Accordance with Other Topics

Traditional life and Medicare supplement insurance premiums are recognized as revenue over the premium-paying periods of the contracts when due from the policyholders. For products where premiums are due over a significantly shorter duration than the period over which benefits are provided, such as our single premium whole life product, premiums are recognized when received and excess profits are deferred and recognized in relation to the insurance in-force.

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

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$118,368	$127,091
Revenues recognized at a point in time:	111,759	118,966
Total revenues recognized under ASC 606	230,127	246,057

Revenues recognized under ASC 842	1,305,523	1,373,925
Revenues recognized under ASC 944	49,472	52,373
Revenues recognized under ASC 320	64,738	30,509
Total revenues	$1,649,860	$1,702,864

	Six Months Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$209,683	$230,285
Revenues recognized at a point in time:	229,352	245,321
Total revenues recognized under ASC 606	439,035	475,606

Revenues recognized under ASC 842	2,527,839	2,661,956
Revenues recognized under ASC 944	93,964	99,060
Revenues recognized under ASC 320	129,330	64,082
Total revenues	$3,190,168	$3,300,704

In the above tables, the revenues recognized over time include property management fees, the shipping fees associated with U-Box container rentals and a portion of other revenues. Revenues recognized at a point in time include self-moving equipment rentals, self-moving and self-storage products and service sales and a portion of other revenues.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

16. Allowance for Credit Losses

Trade Receivables

Moving and Storage has two (2) primary components of trade receivables, receivables from corporate customers and credit card receivables from customer sales and rental of equipment.  For credit card receivables, the Company uses a trailing 13 month average historical chargeback percentage of total credit card receivables to estimate a credit loss reserve. The Company rents equipment to corporate customers in which payment terms are 30 days.

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

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time).  To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 4% as of September 30, 2023 and March 31, 2023, respectively. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of September 30, 2023 and March 31, 2023 was $4.4 million and $3.8 million, respectively.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $28.7 million, and $29.6 million as of June 30, 2023 and December 31, 2022, respectively and are excluded from the estimate of credit losses.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When management determines that credit losses are expected to occur, an allowance for expected credit losses based on the fair value of the collateral is recorded.

Reinsurance Recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1% of the total assets as of June 30, 2023 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium Receivables

Premium receivables were $7.0 million and $4.1 million as of June 30, 2023 and December 31, 2022, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2022	$8,649	$60	$501	$9,210
Provision for (reversal of) credit losses	(4,860)	2,041	16	(2,803)
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of March 31, 2023	$3,789	$2,101	$517	$6,407
Provision for (reversal of) credit losses	578	(429)	300	449
Write-offs against allowance	–	–	–	–
Recoveries	–	–	–	–
Balance as of September 30, 2023	$4,367	$1,672	$817	$6,856

17.  Accounting Pronouncements

Adoption of new Accounting Pronouncements

On April 1, 2023, the Company adopted ASU 2018-12 which is applicable to Oxford. The Company adopted ASU 2018-12 effective April 1, 2023 and used the modified retrospective method with a transition date of April 1, 2021.

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

The most significant impact will be the effect of updating the discount rate assumption quarterly to reflect an upper-medium grade fixed-income instrument yield, rather than Oxford Life’s expected investment portfolio yield. This will be partially offset by the de-recognition of cumulative adjustments to DAC associated with unrealized gains and losses associated with long-duration contracts. The Company uses a published spot rate curve constructed from “A”-rated U.S. dollar denominated corporate bonds matched to the duration of the corresponding insurance liabilities, to calculate discount rates. The Company groups its long-duration contracts into calendar year cohorts based on the contract issue date.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DAC and other capitalized costs such as unearned revenue are amortized on a constant level or straight-line basis over the expected term of the contracts. Under ASU 2018-12, the annual amortization of DAC in our Consolidated Statements of Operations will differ from previous trends due to: (1) the requirement to no longer defer renewal commissions until such year as the commissions are actually incurred, (2) the requirement to no longer accrue and amortize interest on our DAC balances, and (3) the modification of the method for amortizing DAC including the updating of assumptions. For business with deferrals of renewal commissions, as is the case with our final expense life insurance policies, the expected amortization rate, as a percentage of premium, for certain blocks of business will no longer be level but will increase over the period of time during which commissions are deferred. The decrease in amortization in the near term will primarily impact our life insurance line of business.

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

Also in consideration of market risk benefits, upon adoption, there were impacts to (1) AOCI for the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date and (2) retained earnings for the difference between fair value and carrying value at the transition date, excluding the changes in the instrument-specific credit risk. The requirement to review, and update if there is a change, cash flow assumptions at least annually is expected to change the pattern of earnings being recognized. Adoption significantly expanded the Company’s disclosures, and will impact systems, processes, and controls. While the requirements of the new guidance represent a material change from existing GAAP, the accounting adoption had no economic impact on the cash flows of our business nor influence on our business model of providing basic mortality and longevity protection-oriented products to the underserved senior market. In addition, it did not impact our statutory earnings, statutory capital, or capital management philosophies.

The following tables present the effect of the adoption of ASU 2018-12 on selected consolidated balance sheet data for the fiscal years ended March 31, 2023 and 2022.

	Year Ended March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Total Assets
Prior to adoption	$18,124,648	$17,299,581
Effect of adoption:
Derecognition of shadow DAC	(25,141)	26,131
Re-measurement due to discount rate	–	–
Other adjustments	1,227	1,471
Subtotal	$(23,914)	$27,602

After adoption	$18,100,734	$17,327,183

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Total Liabilities
Prior to adoption	$11,596,313	$11,347,089
Effect of adoption:
Deferred income tax adjustment on Shadow removal	(5,280)	5,488
Re-measurement due to discount rate	(1,626)	87,258
Deferred income tax adjustment on discount rate	342	(18,324)
Other adjustments	6,794	8,511
Subtotal	$230	$82,933

After adoption	$11,596,543	$11,430,022

	Year Ended March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Accumulated other comprehensive income (loss)
Prior to adoption	$(267,046)	$46,384
Effect of adoption:
Derecognition on shadow DAC (tax effect)	(19,861)	20,644
Re-measurement due to discount rate	1,626	(87,258)
Re-measurement due to discount rate (tax effect)	(342)	18,324
Other adjustments	–	–
Subtotal	$(18,577)	$(48,290)

After adoption	$(285,623)	$(1,906)

	Year Ended March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Total Stockholders' equity
Prior to adoption	$6,528,335	$5,952,492
Effect of adoption:
Derecognition on shadow DAC (tax effect)	(19,861)	20,644
Re-measurement due to discount rate (tax effect)	1,284	(68,934)
Other adjustments	(5,567)	(7,042)
Subtotal	$(24,144)	$(55,332)

After adoption	$6,504,191	$5,897,160

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended March 31, 2023
	As previously reported	Adoption impact	As adjusted
	(Unaudited)
	(In thousands)

Deferred policy acquisition costs, net	$152,377	(23,914)	$128,463
Total assets	18,124,648	(23,914)	18,100,734
Policy benefits and losses, claims and loss expenses payable	875,034	5,168	880,202
Deferred income taxes, net	1,334,427	(4,938)	1,329,489
Total liabilities	11,596,313	230	11,596,543
Accumulated other comprehensive loss	(267,046)	(18,577)	(285,623)
Retained earnings	7,008,715	(5,567)	7,003,148
Total stockholders' equity	6,528,335	(24,144)	6,504,191
Total liabilities and stockholders' equity	18,124,648	(23,914)	18,100,734

	April 1, 2021	March 31, 2021
	(Unaudited)
	(In thousands)

Deferred policy acquisition costs, net	$131,187	$89,749
Total assets	14,693,044	14,651,606
Policy benefits and losses, claims and loss expenses payable	1,040,951	909,701
Deferred income taxes, net	1,182,123	1,199,280
Total liabilities	9,846,608	9,732,515
Accumulated other comprehensive income	42,319	106,857
Retained earnings	5,017,451	5,025,568
Total stockholders' equity	4,846,436	4,919,091
Total liabilities and stockholders' equity	14,693,044	14,651,606

The following tables present the balances of and changes in deferred acquisition costs, future policy benefits and market risk benefits and balances amortized on a basis consistent with DAC on April 1, 2021 due to the adoption of ASU 2018-12 by Oxford.

Deferred Policy Acquisition Costs	Payout Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, end of year March 31, 2021	$15,654	$64,552	$9,543	$89,749
Adjustments for removal of related balances in accumulated other comprehensive income	41,438	–	–	41,438
Adjusted balance, beginning of year April 1, 2021	$57,092	$64,552	$9,543	$131,187

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Policy Benefit	Payout Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, end of year March 31, 2021	$8,370	$310,311	$18,341	$337,022
Change in discount rate assumptions	2,307	115,978	4,847	123,132
Change in cash flow assumptions, effect of net premiums exceeding gross premiums	–	1,747	–	1,747
Change in cash flow assumptions, effect of decrease of the deferred profit liability	–	2,580	–	2,580
Adjusted balance, beginning of year April 1, 2021	$10,677	$430,616	$23,188	$464,481

Market Risk Benefits	Deferred Annuities
(Unaudited)
(In thousands)

Balance, end of year March 31, 2021	$7,339
Adjustment for the difference between carrying amount and fair value, except for the difference due to instrument-specific credit risk	3,791
Adjusted balance, beginning of year April 1, 2021	$11,130

	Retained Earnings	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)

Liability for future policy benefits	$(4,327)	$(123,132)
Market risk benefits	(3,791)	–
Deferred acquisition costs and related asset balances	–	41,438
Tax effect	–	17,156
Total	$(8,118)	$(64,538)

Recent Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842 – Common Control Arrangements (“ASU 2023-01”). ASU 2023-01, accounting for leasehold improvements, requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease.  The amendment is effective for fiscal years beginning after December 15, 2023. We are currently in the process of evaluating the impact if any of the adoption of ASU 2023-01

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 on our financial statements.

18. Deferred Policy Acquisition Costs, Net

The following tables present a rollforward of deferred policy acquisition costs related to long-duration contracts for the six-month periods ended September 30, 2023 and 2022.

	Six Months Ended September 30, 2023
	Payout Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$55,396	$66,954	$6,113	$128,463
Capitalization	5,441	2,212	120	7,773
Amortization expense	(9,631)	(4,515)	(725)	(14,871)
Balance, end of period	$51,206	$64,651	$5,508	$121,365

	Six Months Ended September 30, 2022
	Payout Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$56,175	$68,676	$8,718	$133,569
Capitalization	10,468	4,212	220	14,900
Amortization expense	(9,457)	(3,872)	(1,315)	(14,644)
Balance, end of period	$57,186	$69,016	$7,623	$133,825

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Policy Benefits and Losses, Claims and Loss Expenses Payable

The following tables present the balances and changes in the policy benefits  and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits for Oxford.

	Six Months Ended September 30, 2023
	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$223,118	$196,569	$419,687
Beginning balance at original discount rate	$225,071	$212,454	$437,525
Effect of changes in cash flow assumptions	–	–	–
Effect of actual variances from expected experience	(187)	(5,644)	(5,831)
Adjusted beginning of year balance	$224,884	$206,810	$431,694
Issuances	5,072	77	5,149
Interest accrual	5,554	4,096	9,650
Net premium collected	(19,833)	(13,357)	(33,190)
Other	–	–	–
Ending balance at original discount rate	$215,677	$197,626	$413,303
Effect of changes in discount rate assumptions (AOCI)	(1,650)	(14,337)	(15,987)
Balance, end of period	$214,027	$183,289	$397,316

Present value of expected future policy benefits

Balance, beginning of year	$530,938	$210,054	$740,992
Beginning balance at original discount rate	$533,688	$226,510	$760,198
Effect of changes in cash flow assumptions	–	–	–
Effect of actual variances from expected experiences	(565)	(4,215)	(4,780)
Adjusted beginning of year balance	$533,123	$222,295	$755,418
Issuances	5,211	77	5,288
Interest accrual	13,166	4,402	17,568
Benefit payments	(27,720)	(16,162)	(43,882)
Other	–	–	–
Ending balance at original discount rate	$523,780	$210,612	$734,392
Effect of changes in discount rate assumptions (AOCI)	949	(14,760)	(13,811)
Balance, end of period	$524,729	$195,852	$720,581
End of period, LFPB net			323,265
Payout annuities and market risk benefits			30,685
Life and annuity ICOS and IBNR / Reinsurance losses payable			10,101
Life DPL / Other life and health			26,556
Oxford end of period balance			390,607
Moving and Storage balance			324,642
Property and Casualty balance			150,148
Policy benefit and losses, claims and loss expense balance, end of period			$865,397

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended September 30, 2022
	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$280,371	$280,732	$561,103
Beginning balance at original discount rate	$242,741	$253,307	$496,048
Effect of changes in cash flow assumptions	–	–	–
Effect of actual variances from expected experience	748	1,026	1,774
Adjusted beginning of year balance	$243,489	$254,333	$497,822
Issuances	14,083	2,453	16,536
Interest accrual	6,037	5,062	11,099
Net premium collected	(21,946)	(15,041)	(36,987)
Other	–	–	–
Ending balance at original discount rate	$241,663	$246,807	$488,470
Effect of changes in discount rate assumptions (AOCI)	7,814	(7,959)	(145)
Balance, end of period	$249,477	$238,848	$488,325

Present value of expected future policy benefits

Balance, beginning of year	$672,254	$299,628	$971,882
Beginning balance at original discount rate	$552,109	$269,177	$821,286
Effect of changes in cash flow assumptions	–	–	–
Effect of actual variances from expected experiences	1,031	1,713	2,744
Adjusted beginning of year balance	$553,140	$270,890	$824,030
Issuances	14,083	2,453	16,536
Interest accrual	13,714	5,391	19,105
Benefit payments	(29,783)	(17,653)	(47,436)
Other	–	–	–
Ending balance at original discount rate	$551,154	$261,081	$812,235
Effect of changes in discount rate assumptions (AOCI)	25,907	(7,779)	18,128
Balance, end of period	$577,061	$253,302	$830,363
End of period, LFPB net			342,038
Payout annuities and market risk benefits			33,157
Life and annuity ICOS and IBNR / Reinsurance losses payable			11,226
Life DPL / Other life and health			37,130
Oxford end of period balance			423,551
Moving and Storage balance			348,854
Property and Casualty balance			156,998
Policy benefit and losses, claims and loss expense balance, end of period			$929,403

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended September 30, 2023
	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands, except for percentages and weighted average information)

Expected gross premiums
Undiscounted balance	$387,141	$331,852	$718,993
Discounted balance at original discount rate	$299,161	$256,658	$555,819
Discounted balance at current discount rate	$296,505	$239,939	$536,444

Expected policy benefits
Undiscounted balance	$761,261	$273,079	$1,034,340
Discounted balance at original discount rate	$523,777	$210,612	$734,389
Discounted balance at current discount rate	$524,726	$195,852	$720,578

Mortality, lapses and morbidity
Mortality actual experience	5.02%	–%
Mortality expected experience	5.06%	–%
Lapses actual experience	1.87%	–%
Lapses expected experience	2.65%	–%
Morbidity actual experience	–%	85.53%
Morbidity expected experience	–%	73.50%

Premiums and interest expense
Gross premiums	$26,667	$18,432	$45,099
Other premiums			–
Total premiums			$45,099
Interest expense	$7,612	$306	$7,918

Expected duration (persistency) of policies in-force (years)	6.9	6.5

Weighted average original interest rate of the liability for future policy benefits	5.00%	4.00%

Weighted average current interest rate of the liability for future policy benefits	5.00%	5.00%

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended September 30, 2022
	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands, except for percentages and weighted average information)

Expected gross premiums
Undiscounted balance	$427,457	$434,063	$861,520
Discounted balance at original discount rate	$329,233	$333,001	$662,234
Discounted balance at current discount rate	$339,434	$325,323	$664,757

Expected policy benefits
Undiscounted balance	$807,725	$342,371	$1,150,096
Discounted balance at original discount rate	$551,153	$261,081	$812,234
Discounted balance at current discount rate	$577,060	$253,302	$830,362

Mortality, lapses and morbidity
Mortality actual experience	5.07%	–%
Mortality expected experience	4.78%	–%
Lapses actual experience	2.04%	–%
Lapses expected experience	2.53%	–%
Morbidity actual experience	–%	79.25%
Morbidity expected experience	–%	71.30%

Premiums and interest expense
Gross premiums	$29,158	$21,703	$50,861
Other premiums			–
Total premiums			$50,861
Interest expense	$7,677	$329	$8,006

Expected duration (persistency) of policies in-force (years)	7.1	6.8

Weighted average original interest rate of the liability for future policy benefits	5.00%	4.00%

Weighted average current interest rate of the liability for future policy benefits	1.00%	1.00%

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances and changes in Liabilities from investment contracts account balances:

Six Months Ended September 30, 2023

Deferred Annuities
(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,398,884
Deposits received	125,122
Surrenders and withdrawals	(146,647)
Benefit payments	(20,761)
Interest credited	36,992
Other	–
End of period	$2,393,590
Weighted average credited rate	3.09
Cash surrender value	$2,062,233

Six Months Ended September 30, 2022

Deferred Annuities
(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,336,238
Deposits received	169,008
Surrenders and withdrawals	(122,450)
Benefit payments	(18,334)
Interest credited	25,566
Other	–
End of period	$2,390,028
Weighted average credited rate	2.16
Cash surrender value	$2,082,936

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of U-Haul Holding Company, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2024, compared with the second quarter and first six months of fiscal 2023, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2024.

This MD&A should be read in conjunction with the other sections of this Quarterly Report, including the Notes to Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2023. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

U-Haul Holding Company, a Nevada corporation, has a second fiscal quarter that ends on the 30th of September for each year that is referenced. Our insurance company subsidiaries have a second quarter that ends on the 30th of June for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2023 and 2022 correspond to fiscal 2024 and 2023 for U-Haul Holding Company.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities, portable moving and storage units and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage units and portable moving and storage units available for rent, expanding the number of independent dealers and company operated locations in our network.

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

With respect to our truck, trailer, specialty rental items and self-storage rental business, we are focused on expanding our dealer and center network, which provides added convenience for our customers, and expands the selection and availability of rental equipment to satisfy the needs of our customers.

U-Haul® branded self-moving related products and services, such as boxes, pads and tape, allow our customers to, among other things, protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

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

Results of Operations

U-Haul Holding Company and Consolidated Entities

Quarter Ended September 30, 2023 compared with the Quarter Ended September 30, 2022

Listed below, on a consolidated basis, are revenues for our major product lines for the second quarter of fiscal 2024 and the second quarter of fiscal 2023:

	Quarter Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,069,405	$1,162,025
Self-storage revenues	208,890	185,586
Self-moving and self-storage products and service sales	91,571	96,864
Property management fees	9,267	9,277
Life insurance premiums	22,498	25,456
Property and casualty insurance premiums	25,571	25,718
Net investment and interest income	64,738	30,509
Other revenue	157,920	167,429
Consolidated revenue	$1,649,860	$1,702,864

Self-moving equipment rental revenues decreased $92.6 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023.  Transactions, revenue and average miles driven per transaction decreased.  The declines were more pronounced for our one-way business.  Compared to the same period last year, we increased the number of Company operated retail locations as well as the number of box trucks, and trailers in the rental fleet.

Self-storage revenues increased $23.3 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023.  The average monthly number of occupied units increased by 7%, or 38,046 units, during the second quarter of fiscal 2024 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 6% improvement in average revenue per occupied foot. During the quarter, we added approximately 0.9 million of new net rentable square feet.

Sales of self-moving and self-storage products and services decreased $5.3 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023. This was due to decreased sales of hitches, moving supplies and propane. The decrease in self-moving transactions has negatively impacted the sales of moving supplies.

Life insurance premiums decreased $3.0 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums decreased $0.1 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023.

Net investment and interest income increased $34.2 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023. Moving and Storage accounted for $13.6 million of the improvement due to an increase in interest rates on short-term deposits. Changes in the market value of unaffiliated common stocks held at our Property and Casualty Insurance subsidiary accounted for $6.7 million of the increase. Our Life Insurance subsidiaries investment income increased $12.6 million primarily from gains on derivatives used as hedges to fixed indexed annuities.

Other revenue decreased $9.5 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023, caused primarily by decreases in our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2024 and the second quarter of fiscal 2023. The insurance companies’ second quarters ended June 30, 2023 and 2022.

	Quarter Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,565,578	$1,636,858
Earnings from operations before equity in earnings of subsidiaries	401,704	514,943
Property and casualty insurance
Revenues	31,852	23,363
Earnings from operations	15,419	5,686
Life insurance
Revenues	55,522	45,696
Earnings (losses) from operations	5,608	(297)
Eliminations
Revenues	(3,092)	(3,053)
Earnings from operations before equity in earnings of subsidiaries	(376)	(386)
Consolidated results
Revenues	1,649,860	1,702,864
Earnings from operations	422,355	519,946

Total costs and expenses increased $44.6 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023. Operating expenses for Moving and Storage increased $24.1 million.  Repair expenses associated with the rental fleet experienced a $17.2 million increase during the quarter due to the higher cost of preventative maintenance along with the costs associated with selling more retired trucks.  Other increases included property taxes, building maintenance and utilities.  Other operating costs including freight and payment processing decreased $20.5 million during the quarter.

Depreciation expense associated with our rental fleet increased $11.1 million for the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $17.5 million as resale values have decreased while the average cost of units being sold has increased.  We increased the number of retired trucks sold compared to the same quarter last year.  Depreciation expense on all other assets, largely from buildings and improvements, increased $8.1 million. Net losses on the disposal or retirement of land and buildings decreased $0.2 million. Additional details are available in the following Moving and Storage section.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $97.6 million to $422.4 million for the second quarter of fiscal 2024, compared with $519.9 million for the second quarter of fiscal 2023.

Interest expense for the second quarter of fiscal 2024 was $63.9 million, compared with $57.2 million for the second quarter of fiscal 2023, due to an increase in our average cost of debt.

Income tax expense was $85.2 million for the second quarter of fiscal 2024, compared with $111.6 million for the second quarter of fiscal 2023.

As a result of the above-mentioned items, earnings available to common stockholders were $273.5 million for the second quarter of fiscal 2024, compared with $349.9 million for the second quarter of fiscal 2023.

Moving and Storage

Quarter Ended September 30, 2023 compared with the Quarter Ended September 30, 2022

Listed below are revenues for our major product lines at Moving and Storage for the second quarter of fiscal 2024 and the second quarter of fiscal 2023:

	Quarter Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$1,070,688	$1,163,376
Self-storage revenues	208,890	185,586
Self-moving and self-storage products and service sales	91,571	96,864
Property management fees	9,267	9,277
Net investment and interest income	28,520	15,077
Other revenue	156,642	166,678
Moving and Storage revenue	$1,565,578	$1,636,858

Self-moving equipment rental revenues decreased $92.7 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023.   Transactions, revenue and average miles driven per transaction decreased.  The declines were more pronounced for our one-way business.  Compared to the same period last year, we increased the number of Company operated retail locations as well as the number of box trucks, and trailers in the rental fleet.

Self-storage revenues increased $23.3 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023.  The average monthly number of occupied units increased by 7%, or 38,046 units, during the second quarter of fiscal 2024 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 6% improvement in average revenue per occupied foot. During the quarter, we added approximately 0.9 million of new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	691	638
Square footage as of September 30	58,402	53,303
Average monthly number of units occupied	578	540
Average monthly occupancy rate based on unit count	84.2%	85.4%
End of September occupancy rate based on unit count	83.5%	84.8%
Average monthly square footage occupied	49,931	46,538

Over the last twelve months we added approximately 5.1 million net rentable square feet of new storage to the system. This was a mix of approximately 1.4 million square feet of existing storage locations we acquired and 3.7 million square feet of new development.

Sales of self-moving and self-storage products and services decreased $5.3 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023. This was due to decreased sales of hitches, moving supplies and propane. The decrease in self-moving transactions has negatively impacted the sales of moving supplies.

Net investment and interest income increased $13.4 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023, due to higher interest rates on short-term deposits.

Other revenue decreased $10.0 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023, caused primarily by decreases in our U-Box® program.

Total costs and expenses increased $42.0 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023. Operating expenses increased $24.1 million.  Repair costs associated with the rental fleet experienced a $17.2 million increase during the quarter due to the higher cost of preventative maintenance along with the costs associated with selling more retired trucks.  Other increases included property taxes, building maintenance and utilities.  Other operating costs including freight and payment processing decreased $20.5 million during the quarter.

Depreciation expense associated with our rental fleet increased $11.1 million for the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $17.5 million as resale values have decreased while the average cost of units being sold has increased.  We increased the number of retired trucks sold compared to the same quarter last year.  Depreciation expense on all other assets, largely from buildings and improvements, increased $8.1 million. Net losses on the disposal or retirement of land and buildings decreased $0.2 million. Additional details are available in the following Moving and Storage section.

The components of depreciation, net of gains on disposals are as follows:

	Quarter Ended September 30
	2023	2022
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$140,341	$129,220
Depreciation expense - non rental equipment	23,392	21,546
Depreciation expense - real estate	37,192	30,895
Total depreciation expense	$200,925	$181,661

Gains on disposals of rental equipment	(46,928)	$(64,312)
(Gain) loss on disposals of non-rental equipment	125	(31)
Total gains on disposals equipment	$(46,803)	$(64,343)

Depreciation, net of gains on disposals	$154,122	$117,318

Losses on disposals of real estate	$1,715	$1,872

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage, before consolidation of the equity in the earnings of the insurance subsidiaries, decreased $113.2 million to $401.7 million for the second quarter of fiscal 2024, compared with $514.9 million for the second quarter of fiscal 2023.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $16.9 million for the second quarter of fiscal 2024, compared with $3.9 million for the second quarter of fiscal 2023.

As a result of the above-mentioned changes in revenues and expenses, consolidated earnings from operations for Moving and Storage decreased to $418.6 million for the second quarter of fiscal 2024, compared with $518.8 million for the second quarter of fiscal 2023.

Property and Casualty Insurance

Quarter Ended June 30, 2023 compared with the Quarter Ended June 30, 2022

Net premiums were $26.4 million and $26.0 million for the quarters ended June 30, 2023 and 2022, respectively. A significant portion of Repwest’s premiums were from policies sold in conjunction with U-Haul rental transactions. The premium written corresponded with the change in moving and storage transactions at U-Haul during the same period.

Net investment and interest income (loss) was $5.5 million and $(2.6) million for the quarters ended June 30, 2023 and 2022, respectively. The main driver of the change in net investment income was the increase in the market value of unaffiliated common stocks.

Operating expenses were $12.1 million and $11.6 million for the quarters ended June 30, 2023 and 2022, respectively. The change was due to an increase in commissions.

Benefits and losses incurred were $4.2 million and $6.1 million for the quarters ended June 30, 2023 and 2022, respectively. Benefits and losses incurred corresponded with the change in moving and storage transactions at U-Haul during the same period.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $15.4 million and $5.7 million for the quarters ended June 30, 2023 and 2022, respectively.

Life Insurance

Quarter Ended June 30, 2023 compared with the Quarter Ended June 30, 2022

Net premiums were $22.5 million and $25.5 million for the quarters ended June 30, 2023 and 2022, respectively.  Medicare supplement premiums decreased $1.6 million from the policy decrements offset by premium rate increases. Life premiums decreased $1.2 million primarily from the decrease in sales of single premium life and final expense. Both decreases are due to policyholder lapses currently outweighing sales levels. Deferred annuity deposits were $81.4 million or $1.9 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $31.6 million and $19.0 million for the quarters ended June 30, 2023 and 2022, respectively. Realized gain on derivatives used as hedges to fixed indexed annuities was $9.9 million. The change in the provision for expected credit losses resulted in a $1.7 million additional increase to investment income.

Operating expenses were $4.7 million and $5.6 million for the quarters ended June 30, 2023 and 2022, respectively. The decrease is primarily due to the reduction in administrative expenses on final expense products due to decreased premiums.

Benefits and losses incurred were $38.3 million and $33.4 million for the quarters ended June 30, 2023 and 2022, respectively. Interest credited to policyholders increased $10.1 million due to an increase in the interest credited rates on equity - indexed annuities. Life benefits decreased $0.5 due to lower death claims related to COVID-19 and lower sales. Medicare supplement benefits decreased by $2.0 million from the declined policies in-force. Benefits on the annuities decreased $0.7 million.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings (losses) from operations were $5.5 million and ($0.4) million for the quarters ended June 30, 2023 and 2022, respectively.

U-Haul Holding Company and Consolidated Entities

Six Months Ended September 30, 2023 compared with the Six Months Ended September 30, 2022

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2024 and the first six months of fiscal 2023:

	Six Months Ended September 30,
	2023	2022
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,068,611	$2,252,800
Self-storage revenues	407,851	358,763
Self-moving and self-storage products and service sales	192,443	206,215
Property management fees	18,444	18,416
Life insurance premiums	45,629	51,237
Property and casualty insurance premiums	45,893	45,690
Net investment and interest income	129,330	64,082
Other revenue	281,967	303,501
Consolidated revenue	$3,190,168	$3,300,704

Self-moving equipment rental revenues decreased $184.2 million during the first six months of fiscal 2024, compared with the first six months of fiscal 2023.  Transactions, revenue and average miles driven per transaction decreased.  The declines were more pronounced for our one-way business.  Compared to the same period last year, we increased the number of Company operated retail locations as well as the number of box trucks, and trailers in the rental fleet.

Self-storage revenues increased $49.1 million during the first six months of fiscal 2024, compared with the first six months of fiscal 2023.  The average monthly number of occupied units increased by 8%, or 41,501 units, during the first six months of fiscal 2024 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 6% improvement in average revenue per occupied foot. During the first six months, we added approximately 2.0 million of new net rentable square feet.

Sales of self-moving and self-storage products and services decreased $13.8 million for the first six months of fiscal 2024, compared with the first six months of fiscal 2023. This was due to decreased sales of hitches, moving supplies and propane. The decrease in self-moving transactions has negatively impacted the sales of moving supplies.

Life insurance premiums decreased $5.6 million during the first six months of fiscal 2024, compared with the first six months of fiscal 2023 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $0.2 million during the first six months of fiscal 2024, compared with the first six months of fiscal 2023.

Net investment and interest income increased $65.2 million during the first six months of fiscal 2024, compared with the first six months of fiscal 2023. Moving and Storage accounted for $36.0 million of the improvement due to an increase in interest rates on short-term deposits. Changes in the market value of unaffiliated common stocks held at our Property and Casualty Insurance subsidiary accounted for $10.7 million of the increase.  Our Life Insurance subsidiaries investment income increased $16.7 million primarily from gains on derivatives used as hedges to fixed indexed annuities.

Other revenue decreased $21.5 million during the first six months of fiscal 2024, compared with the first six months of fiscal 2023, caused primarily by decreases in our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2024 and the first six months of fiscal 2023. The insurance companies’ first six months ended June 30, 2023 and 2022.

	Six Months Ended September 30
	2023	2022
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$3,025,091	$3,160,456
Earnings from operations before equity in earnings of subsidiaries	788,395	996,560
Property and casualty insurance
Revenues	59,691	46,445
Earnings from operations	27,401	14,037
Life insurance
Revenues	111,203	99,799
Earnings from operations	6,964	5,619
Eliminations
Revenues	(5,817)	(5,996)
Earnings from operations before equity in earnings of subsidiaries	(747)	(768)
Consolidated results
Revenues	3,190,168	3,300,704
Earnings from operations	822,013	1,015,448

Total costs and expenses increased $82.9 million during the first six months of fiscal 2024, compared with the first six months of fiscal 2023. Operating expenses for Moving and Storage increased $52.6 million.  Repair costs associated with the rental fleet experienced a $46.8 million increase during the first six months of fiscal 2024 due to the higher cost of preventative maintenance along with the costs associated with selling more retired trucks.  Other increases included personnel, property taxes, utilities and building maintenance.  Other operating costs including freight and payment processing decreased $42.3 million during the quarter.

Depreciation expense associated with our rental fleet increased $19.8 million for the first six months of fiscal 2024 compared with the first six months of fiscal 2023 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $26.2 million as resale values have decreased while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same quarter last year.  Depreciation expense on all other assets, largely from buildings and improvements, increased $14.8 million. Net losses on the disposal or retirement of land and buildings decreased $1.4 million. Additional details are available in the following Moving and Storage section.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $193.4 million to $822.0 million for the first six months of fiscal 2024, as compared with $1,015.4 million for the first six months of fiscal 2023.

Interest expense for the first six months of fiscal 2024 was $124.5 million, compared with $107.0 million for the first six months of fiscal 2023, due to an increase in our average cost of debt.

Income tax expense was $167.0 million for the first six months of fiscal 2024, compared with $218.7 million for the first six months of fiscal 2023.

As a result of the above-mentioned items, earnings available to common stockholders were $530.3 million for the first six months of fiscal 2024, compared with $688.3 million for the first six months of fiscal 2023.

Moving and Storage

Six Months Ended September 30, 2023 compared with the Six Months Ended September 30, 2022

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2024 and the first six months of fiscal 2023:

	Six Months Ended September 30
	2023	2022
	(Unaudited)
	(In thousands)
Self-moving equipment rentals	$2,070,767	$2,255,086
Self-storage revenues	407,851	358,763
Self-moving and self-storage products and service sales	192,443	206,215
Property management fees	18,444	18,416
Net investment and interest income	55,815	20,017
Other revenue	279,771	301,959
Moving and Storage revenue	$3,025,091	$3,160,456

Self-moving equipment rental revenues decreased $184.3 million during the first six months of fiscal 2024, compared with the first six months of fiscal 2023. Transactions, revenue and average miles driven per transaction decreased.  The declines were more pronounced for our one-way business.  Compared to the same period last year, we increased the number of Company operated retail locations as well as the number of box trucks, and trailers in the rental fleet.

Self-storage revenues increased $49.1 million during the first six months of fiscal 2024, compared with the first six months of fiscal 2023.  The average monthly number of occupied units increased by 8%, or 41,501 units, during the first six months of fiscal 2024 compared with the same period last year.  The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 6% improvement in average revenue per occupied foot. During the first six months, we added approximately 2.0 million of new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six Months Ended September 30
	2023	2022
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	691	638
Square footage as of September 30	58,402	53,303
Average monthly number of units occupied	529	529
Average monthly occupancy rate based on unit count	83.5%	85.0%
End of September occupancy rate based on unit count	83.5%	84.8%
Average monthly square footage occupied	49,279	45,692

Over the last twelve months we added approximately 5.1 million net rentable square feet of new storage to the system. This was a mix of approximately 1.4 million square feet of existing storage locations we acquired and 3.7 million square feet of new development.

Sales of self-moving and self-storage products and services decreased $13.8 million for the first six months of fiscal 2024, compared with the first six months of fiscal 2023. This was due to decreased sales of hitches, moving supplies and propane. The decrease in self-moving transactions has negatively impacted the sales of moving supplies.

Net investment and interest income increased $35.8 million during the second quarter of fiscal 2024, compared with the second quarter of fiscal 2023, due to higher interest rates on short-term deposits.

Other revenue decreased $22.2 million during the first six months of fiscal 2024, compared with the first six months of fiscal 2023, caused primarily by decreases in our U-Box® program.

Total costs and expenses increased $72.8 million during the first six months of fiscal 2024, compared with the six months of fiscal 2023. Operating expenses increased $52.6 million.  Repair costs associated with the rental fleet experienced a $46.8 million increase during the first six months of fiscal 2024 due to the higher cost of preventative maintenance along with the costs associated with selling more retired trucks.  Other increases included personnel, property taxes, utilities and building maintenance.  Other operating costs including freight and payment processing decreased $42.3 million during the quarter.

Depreciation expense associated with our rental fleet increased $19.8 million for the first six months of fiscal 2024 compared with the first six months of fiscal 2023 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $26.2 million as resale values have decreased while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same quarter last year.  Depreciation expense on all other assets, largely from buildings and improvements, increased $14.8 million. Net losses on the disposal or retirement of land and buildings decreased $1.4 million. Additional details are available in the following Moving and Storage section.

The components of depreciation, net of gains on disposals for the first six months of fiscal 2024 were as follows:

	Six Months Ended September 30
	2023	2022
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$275,533	$255,741
Depreciation expense - non rental equipment	45,694	43,167
Depreciation expense - real estate	73,173	60,897
Total depreciation expense	$394,400	$359,805

Gains on disposals of rental equipment	$(102,735)	$(128,313)
(Gain) loss on disposals of non-rental equipment	271	(378)
Total gains on disposals equipment	$(102,464)	$(128,691)

Depreciation, net of gains on disposals	$291,936	$231,114

Losses on disposals of real estate	$2,736	$4,179

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $788.4 million for the first six months of fiscal 2024, compared with $996.6 million for the first six months of fiscal 2023.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $27.1 million for the first six months of fiscal 2024, compared with $15.9 million for the first six months of fiscal 2023.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $815.5 million for the first six months of fiscal 2024, compared with $1,012.5 million for the first six months of fiscal 2023.

Property and Casualty Insurance

Six Months Ended June 30, 2023 compared with the Six Months Ended June 30, 2022

Net premiums were $47.4 million and $46.8 million for the six months ended June 30, 2023 and 2022, respectively. A significant portion of Repwest’s premiums come from policies sold in conjunction with U-Haul rental transactions. The premium written corresponded with the change in moving and storage transactions at U-Haul during the same period.

Net investment and interest income (loss) was $12.3 million and $(0.3) million for the six months ended June 30, 2023 and 2022, respectively. The main driver of the change in net investment income was the increase in the market value of unaffiliated common stock.

Operating expenses were $23.4 million and $21.8 million for the six months ended June 30, 2023 and 2022, respectively. The change was due to an increase in commissions and loss adjusting fees.

Benefits and losses incurred were $8.7 million and $10.5 million for the six months ended June 30, 2023 and 2022, respectively. Benefits and losses incurred corresponded with the change in moving and storage transactions at U-Haul during the same period.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $27.4 million and $14.0 million for the six months ended June 30, 2023 and 2022, respectively.

Life Insurance

Six Months Ended June 30, 2023 compared with the Six Months Ended June 30, 2022

Net premiums were $45.6 million and $51.2 million for the six months ended June 30, 2023 and 2022, respectively. Medicare supplement premiums decreased $3.3 million from policy decrements. Life premiums decreased $2.2 million primarily from the decrease in sales of single premium life and final expense. Deferred annuity deposits were $125.1 million or $43.9 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $63.1 million and $46.4 million for the six months ended June 30, 2023 and 2022, respectively. Realized gain on derivatives used as hedges to fixed indexed annuities was $12.0 million current year-to-date. The change in the provision for expected credit losses resulted in a current year-to-date $2.0 million additional increase to the investment income. Net interest income and realized gain on the invested assets increased $2.6 million, primarily on bonds, and $1.2 million on mortgage loans.

Operating expenses were $10.1 million and $10.7 million for the six months ended June 30, 2023 and 2022, respectively.

Benefits and losses incurred were $79.2 million and $68.8 million for the six months ended June 30, 2023 and 2022, respectively. Interest credited to policyholders increased $13.4 million due to an increase in the interest credited rates on equity - indexed annuities. Life benefits decreased $2.5 million due to lower death claims related to COVID-19 and lower sales of new policies. Medicare supplement benefits decreased by $2.1 million from the declining policies in-force.

Amortization of DAC, SIA and VOBA were $14.9 million and $14.6 million for the six months ended June 30, 2023 and 2022, respectively.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $6.7 million and $5.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

As of September 30, 2023, cash and cash equivalents totaled $2,145.6 million, compared with $2,060.5 million as of March 31, 2023. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of September 30, 2023 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, short-term investments, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$2,068,790	$44,272	$32,069
Other financial assets	314,005	436,100	2,722,737
Debt obligations (b)	6,436,800	–	–

(a) As of June 30, 2023
(b) Excludes ($35,901) of debt issuance costs

As of September 30, 2023, Moving and Storage had additional cash available under existing credit facilities of $486.1 million.  The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities decreased $250.7 million in the first six months of fiscal 2024 compared with the first six months of fiscal 2023 due to a decrease in operating profits combined with an increase in claim payments at Moving and Storage.

Net cash used in investing activities decreased $18.5 million in the first six months of fiscal 2024, compared with the first six months of fiscal 2023. Purchases of property, plant and equipment increased $328.9 million, with fleet spending accounting for $256.2 million and real estate $49.0 million.  Cash from the sales of property, plant and equipment increased $78.7 million largely due to fleet sales. For our insurance subsidiaries, net cash provided in investing activities increased $150.1 million due to a decrease in purchases in fixed maturity investments and net cash provided by investing activities for Moving and Storage increased $127.7 million on short-term Treasury notes.

Net cash provided by financing activities decreased $57.7 million in the first six months of fiscal 2024, as compared with the first six months of fiscal 2023. This was due to a combination of decreased debt payments of $89.1 million, decreased finance lease repayments of $6.1 million, a decrease in cash from borrowings of $87.7 million, a decrease in dividend payments of $5.5 million and an increase in net annuity withdrawals from Life Insurance of $70.7 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2024, the Company will reinvest in its rental equipment fleet approximately $870 million, net of equipment sales and excluding any lease buyouts. Through the first six months of fiscal 2024, the Company invested, net of sales, approximately $569 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2024 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2024 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage.  For the first six months of fiscal 2024, the Company invested $633 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2024, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties and the availability of labor and materials.  We are likely to maintain a high level of real estate capital expenditures in fiscal 2024. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $1,256.1 million and $1,005.9 million for the first six months of fiscal 2024 and 2023, respectively. The components of our net capital expenditures are provided in the following table:

	Six Months Ended September 30
	2023	2022
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$974,436	$718,231
Purchases of real estate, construction and renovations	632,902	583,889
Other capital expenditures	57,049	33,408
Gross capital expenditures	1,664,387	1,335,528
Less: Sales of property, plant and equipment	(408,279)	(329,611)
Net capital expenditures	$1,256,108	$1,005,917

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

Property and Casualty Insurance’s stockholder’s equity was $317.5 million and $294.5 million as of June 30, 2023 and December 31, 2022, respectively. The increase resulted from net earnings of $21.7 million and an increase in other comprehensive income of $1.2 million due to the decrease in the market value of its investment portfolio. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net withdrawals as of June 30, 2023 were $41.6 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $145.0 million and $132.2 million as of June 30, 2023 and December 31, 2022, respectively. The increase resulted from net earnings of $5.3 million and an increase in other comprehensive income of $7.5 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of June 30, 2023, Oxford had outstanding deposits of $60.0 million in the FHLB with an availability of $76.7 million, for which Oxford pays fixed interest rates between 0.49% and 4.30% with maturities between March 30, 2024 and September 30, 2027. As of June 30, 2023, available-for-sale-investments held with the FHLB totaled $93.9 million, of which $62.8 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within liabilities from investment contracts on the consolidated balance sheets.

Cash Provided from Operating Activities by Operating Segments

Moving and Storage

Net cash provided from operating activities were $887.3 million and $1,129.9 million for the first six months of fiscal 2024 and 2023, respectively, due to a decrease in operating profits combined with an increase in claim payments.

Property and Casualty Insurance

Net cash provided by operating activities were $18.1 million and $16.2 million for the first six months ended June 30, 2023 and 2022, respectively. The increase was due to the timing of payables activity within the normal course of business.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $44.3 million and $27.2 million as of June 30, 2023 and December 31, 2022, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $32.1 million and $42.1 million for the first six months ended June 30, 2023 and 2022, respectively. The decrease in operating cash flows was primarily due to timing of settlement of receivables for securities. This was offset by the decrease in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of June 30, 2023 and December 31, 2022, cash and cash equivalents and short-term investments amounted to $32.1 million and $15.0 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of September 30, 2023, we had available borrowing capacity under existing credit facilities of $486.1 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Notes, Loans and Finance Lease Payable, net, of the Notes to Consolidated Financial Statements.

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

With respect to our storage business, we have added new locations and expanded existing locations. In fiscal 2024, we are actively looking to complete current projects, increase occupancy in our existing portfolio of locations and acquire new locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. It is likely spending on acquisitions and new development will increase in fiscal 2024. We will continue to invest capital and resources in the U-Box® program throughout fiscal 2024.

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform their obligations. Following is a summary of our interest rate swap agreements as of September 30, 2023:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$59,107	$5,083	7/15/2022	7/15/2032	2.86%	1 Month SOFR
71,750	3,468	8/1/2022	8/1/2026	2.72%	1 Month SOFR
71,250	3,399	8/1/2022	8/31/2026	2.75%	1 Month SOFR
100,000	378	8/31/2023	8/31/2025	4.71%	1 Month SOFR

As of September 30, 2023, we had $707.1 million of variable rate debt obligations, of this amount, $405.0 million is not fixed through interest rate swaps.  If Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $4.9 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of June 30, 2023 and December 31, 2022, these derivative hedges had a net market value of $10.5 million and $4.3 million, with notional amounts of $509.5 million and $465.7 million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.3% and 5.5% of our revenue was generated in Canada during the first six months of fiscal 2024 and 2023, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation, the degree and nature of our competition; our leverage; general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities; the limited number of manufacturers that supply our rental trucks; our ability to effectively hedge our variable interest rate debt; that we are controlled by a small contingent of stockholders; fluctuations in quarterly results and seasonality; changes in, and our compliance with, government regulations, particularly environmental regulations and regulations relating to motor carrier operations; outcomes of litigation; our reliance on our third party dealer network; liability claims relating to our rental vehicles and equipment; our ability to attract, motivate and retain key employees; reliance on our automated systems and the internet; our credit ratings; our ability to recover under reinsurance arrangements and other factors described in our Annual Report on Form 10-K in Item 1A, Risk Factors, and in this Quarterly Report or the other documents we file with the SEC. The above factors, as well as other statements in this Quarterly Report and in the Notes to Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, the forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any of the forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by law.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. Based upon that evaluation, our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Previously Disclosed Material Weaknesses and Remediation Plan

Two-Class Method of Earnings per Share. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we implemented a plan to address the material weakness related to the accounting for the two-class method of earnings per share associated with the recently issued UHAL.B common stock, including:

  Redesigning the related control

  Conducting relevant training for personnel involved in the process and control functions

  Enhancing the procedures and control activity documentation

These actions were completed in advance of our year end close process as of March 31, 2023, and the redesigned control operated as planned as part of our March 31, 2023, year-end close process.

In conjunction with our interim period close process as of June 30, 2023, the redesigned control again operated as designed. Therefore, based upon our testing of the redesigned control over these instances, we have concluded that the material weakness related to the calculation of earnings per share using the two-class method associated with the recently issued UHAL.B common stock, has been remediated.

General Information Technology Controls. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we determined a material weakness existed as management did not fully design, implement and monitor general information technology controls in the areas of program change management, user access, segregation of duties, and cyber security for systems supporting substantially all of the Company’s internal control processes. A substantial portion of the Company’s controls are dependent upon the information derived from the information technology systems and therefore the dependent controls were concluded to be ineffective. Our management, under the oversight of our Audit Committee, has begun evaluating and implementing new controls or redesigning controls to remediate the control deficiencies giving rise to this material weakness. These remediations measures have included:

  Assessing and formalizing the design of certain information technology policies
  Implementing controls and procedures relating to program change management, user access, segregation of duties and cyber security for systems supporting substantially all of the Company’s internal control processes
  Developing monitoring controls and protocols that will allow us to timely assess the design and operating effectiveness of the new and redesigned controls
  Strengthening of password policies
  Conducting more frequent end-user access reviews
  Enhancing the process for timely review of program management changes

We are committed to maintaining a strong internal control environment, and believe that these remediation actions represent significant improvements in our controls under the Internal Control – Integrated Framework Issued by the Committee of Sponsoring Organizations of the Treadway Commission. As we continue to evaluate and work to improve our internal control over financial reporting, additional remediation measures may be required, which may require additional implementation time, or we may modify certain of our remediation measures. The material weakness related to the general information technology controls will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1. Legal Proceedings

The information regarding our legal proceedings in Note 9, Contingencies, of the Notes to Consolidated Financial Statements is incorporated by reference herein.

Item 1A. Risk Factors

The following discussion of potential risks under the caption ‘We are highly dependent upon our automated systems and the Internet for managing our business’ contains material updates to the risk factor described under the same heading in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.  Other than the following updated risk factor, we are not aware of any material updates to the risk factors described in that Annual Report.

We are highly dependent upon our automated systems and the Internet for managing our business.

Our information systems are largely Internet-based, including our point-of-sale reservation system, payment processing and telephone systems.   While our reliance on this technology lowers our cost of providing service and expands our abilities to better serve customers, it exposes us to various risks, including natural and man-made disasters, terrorist attacks and cyber-attacks.   We have put into place extensive security protocols, backup systems and alternative procedures to mitigate these risks.   However, disruptions or breaches, detected or undetected by us, for any period of time in any portion of these systems could adversely affect our results of operations and financial condition and inflict reputational damage.

In addition, the provision of service to our customers and the operation of our networks and systems involve the storage and transmission of proprietary information and sensitive or confidential data, including personal information of customers, system members and others. Our information technology systems may be susceptible to computer viruses, attacks by computer hackers, malicious insiders or catastrophic events. Hackers, acting individually or in coordinated groups, may also launch distributed denial of service attacks or ransom or other coordinated attacks that may cause service outages or other interruptions in our business and access to our data.  In addition, breaches in security could expose us, our customers, or the individuals affected, to a risk of loss or misuse of proprietary information and sensitive or confidential data.

In 2022 and 2021, we experienced a cybersecurity incident, which is described in this Form 10-Q under the heading “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation – Cybersecurity Incident”.  We have also experienced and continue to experience a significant increase in the number of attempted attacks on our technology systems, which could increase the likelihood that any of the risks described in this risk factor may be realized.  The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative or remedial measures.

Any of these occurrences could result in disruptions in our operations, the loss of existing or potential customers, damage to our brand and reputation, and litigation and potential liability for the Company. In addition, the cost and operational consequences of implementing further data or system protection measures could be significant, and our efforts to deter, identify, mitigate and/or eliminate any security breaches may not be successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

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

U-Haul Holding Company

Date: November 8, 2023	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: November 8, 2023	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2023	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)