Form 10-Q
period 2023-12-31
U-Haul Holding Co /NV/
filed 2024-02-07
CIK 4457

sh

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

19,607,788 shares of Common Stock, $0.25 par value, were outstanding as of February 2, 2024.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of February 2, 2024.

Part i Financial information

Item 1. Financial Statements

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED balance sheets

	December 31,	March 31,
	2023	2023
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,805,976	$2,060,524
Trade receivables and reinsurance recoverables, net	195,930	189,498
Inventories and parts	155,161	151,474
Prepaid expenses	240,525	241,711
Fixed maturity securities available-for-sale (net of allowance for credit loss of $1,704 and $2,101, respectively) at fair market value and amortized cost ($2,816,481 and $3,006,587, respectively)	2,474,624	2,709,037
Equity securities, at estimated fair value	59,675	61,357
Investments, other	660,253	575,540
Deferred policy acquisition costs, net	120,834	128,463
Other assets	52,807	51,052
Right of use assets - financing, net	326,244	474,765
Right of use assets - operating, net	65,361	58,917
Related party assets	48,766	48,308
	6,206,156	6,750,646
Property, plant and equipment, at cost:
Land	1,649,346	1,537,206
Buildings and improvements	7,943,232	7,088,810
Furniture and equipment	983,683	928,241
Rental trailers and other rental equipment	927,038	827,696
Rental trucks	6,183,293	5,278,340
	17,686,592	15,660,293
Less: Accumulated depreciation	(4,890,172)	(4,310,205)
Total property, plant and equipment, net	12,796,420	11,350,088
Total assets	$19,002,576	$18,100,734
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$729,344	$761,039
Notes, loans and finance leases payable, net	6,437,309	6,108,042
Operating lease liabilities	64,542	58,373
Policy benefits and losses, claims and loss expenses payable	838,945	880,202
Liabilities from investment contracts	2,363,143	2,398,884
Other policyholders' funds and liabilities	8,012	8,232
Deferred income	45,711	52,282
Deferred income taxes, net	1,427,769	1,329,489
Total liabilities	11,914,775	11,596,543

Commitments and contingencies (notes 4 and 9)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized: Series A preferred stock, with no par value, 6,100,000 shares authorized; 6,100,000 shares issued and none outstanding	—	—
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding	—	—
Serial common stock, with or without par value, 250,000,000 shares authorized: Serial common stock of $0.25 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, with $0.25 par value, 250,000,000 shares authorized: Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700 issued and 19,607,788 outstanding	10,497	10,497
Series N Non-Voting Common Stock with $0.001 par value, 250,000,000 shares authorized Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized; 176,470,092 shares issued and outstanding	176	176
Additional paid-in capital	453,643	453,643
Accumulated other comprehensive loss	(308,642)	(285,623)
Retained earnings	7,609,777	7,003,148
Cost of common stock in treasury, net (22,377,912 shares)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	7,087,801	6,504,191
Total liabilities and stockholders' equity	$19,002,576	$18,100,734

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Quarter ended December 31,
	2023	2022
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$839,801	$898,819
Self-storage revenues	210,517	190,483
Self-moving and self-storage products and service sales	70,344	74,851
Property management fees	10,138	10,080
Life insurance premiums	22,574	24,399
Property and casualty insurance premiums	26,490	26,852
Net investment and interest income	57,457	52,294
Other revenue	102,193	97,558
Total revenues	1,339,514	1,375,336

Costs and expenses:
Operating expenses	770,405	733,469
Commission expenses	87,955	95,980
Cost of sales	51,536	54,616
Benefits and losses	42,495	41,764
Amortization of deferred policy acquisition costs	4,155	6,979
Lease expense	9,148	7,792
Depreciation, net of gains on disposal ($36,189 and $70,506, respectively)	173,648	113,866
Net losses on disposal of real estate	2,584	859
Total costs and expenses	1,141,926	1,055,325

Earnings from operations	197,588	320,011
Other components of net periodic benefit costs	(365)	(304)
Interest expense	(67,450)	(59,041)
Fees on early extinguishment of debt	—	(50)
Pretax earnings	129,773	260,616
Income tax expense	(30,549)	(61,764)
Net earnings available to common stockholders	$99,224	$198,852
Basic and diluted earnings per share of Common Stock	$0.46	$0.98
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$0.51	$1.02
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the third quarter of fiscal 2024 and 2023, net of eliminations, were $10.1 million and $10.1 million, respectively.

Related party costs and expenses for the third quarter of fiscal 2024 and 2023, net of eliminations, were $20.4 million and $20.6 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Nine months ended December 31,
	2023	2022
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$2,908,412	$3,151,619
Self-storage revenues	618,368	549,246
Self-moving and self-storage products and service sales	262,787	281,066
Property management fees	28,582	28,496
Life insurance premiums	68,203	75,636
Property and casualty insurance premiums	72,383	72,542
Net investment and interest income	186,787	116,376
Other revenue	384,160	401,059
Total revenues	4,529,682	4,676,040

Costs and expenses:
Operating expenses	2,368,904	2,278,230
Commission expenses	306,843	339,814
Cost of sales	188,831	206,912
Benefits and losses	130,392	121,033
Amortization of deferred policy acquisition costs	19,026	21,623
Lease expense	25,181	22,951
Depreciation, net of gains on disposal ($138,653 and $199,196, respectively)	465,584	344,980
Net losses on disposal of real estate	5,320	5,038
Total costs and expenses	3,510,081	3,340,581

Earnings from operations	1,019,601	1,335,459
Other components of net periodic benefit costs	(1,094)	(912)
Interest expense	(191,991)	(166,033)
Fees on early extinguishment of debt	—	(1,009)
Pretax earnings	826,516	1,167,505
Income tax expense	(196,946)	(280,442)
Net earnings available to common stockholders	$629,570	$887,063
Basic and diluted earnings per common share	$3.09	$5.39
Weighted average common shares outstanding: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$3.22	$4.43
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the first nine months of fiscal 2024 and 2023, net of eliminations, were $28.6 million and $28.5 million, respectively.

Related party costs and expenses for the first nine months of fiscal 2024 and 2023, net of eliminations, were $69.7 million and $73.1 million, respectively.

Please see Note 10, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter ended December 31, 2023	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$129,773	$(30,549)	$99,224
Other comprehensive income (loss):
Foreign currency translation	5,268	—	5,268
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	(41,618)	8,833	(32,785)
Change in fair value of cash flow hedges	(5,769)	1,417	(4,352)
Amounts reclassified into earnings on hedging activities	(1,471)	362	(1,109)
Total other comprehensive income (loss)	(43,590)	10,612	(32,978)

Total comprehensive income (loss)	$86,183	$(19,937)	$66,246

Quarter ended December 31, 2022	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$260,616	$(61,764)	$198,852
Other comprehensive income (loss):
Foreign currency translation	(215)	—	(215)
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	(75,876)	16,082	(59,794)
Change in fair value of cash flow hedges	153	(38)	115
Amounts reclassified into earnings on hedging activities	(456)	111	(345)
Total other comprehensive income (loss)	(76,394)	16,155	(60,239)

Total comprehensive income (loss)	$184,222	$(45,609)	$138,613

Nine months ended December 31, 2023	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$826,516	$(196,946)	$629,570
Other comprehensive income (loss):
Foreign currency translation	2,888	—	2,888
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	(32,942)	7,204	(25,738)
Change in fair value of cash flow hedges	3,742	(919)	2,823
Amounts reclassified into earnings on hedging activities	(3,966)	974	(2,992)
Total other comprehensive income (loss)	(30,278)	7,259	(23,019)

Total comprehensive income (loss)	$796,238	$(189,687)	$606,551

Nine months ended December 31, 2022	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$1,167,505	$(280,442)	$887,063
Other comprehensive income (loss):
Foreign currency translation	(757)	—	(757)
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	(386,758)	82,138	(304,620)
Change in fair value of cash flow hedges	8,659	(2,127)	6,532
Amounts reclassified into earnings on hedging activities	134	(33)	101
Total other comprehensive income (loss)	(378,722)	79,978	(298,744)

Total comprehensive income (loss)	$788,783	$(200,464)	$588,319

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of September 30, 2023	$10,497	$176		$453,643	$(275,664)	$7,519,376	$(525,653)	$(151,997)	$7,030,378
Foreign currency translation	—	—		—	5,268	—	—	—	5,268
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—		—	(32,785)	—	—	—	(32,785)
Change in fair value of cash flow hedges, net of tax	—	—		—	(4,352)	—	—	—	(4,352)
Amounts reclassified into earnings on hedging activities	—	—		—	(1,109)	—	—	—	(1,109)
Net earnings	—	—		—	—	99,224	—	—	99,224
Series N Non-Voting Common Stock dividends: ($0.05 per share)	—	—		—	—	(8,823)	—	—	(8,823)
Net activity	—	—		—	(32,978)	90,401	—	—	57,423
Balance as of December 31, 2023	$10,497	$176		$453,643	$(308,642)	$7,609,777	$(525,653)	(151,997)	$7,087,801

Balance as of September 30, 2022	$10,497	$—		$453,819	$(243,497)	$6,781,004	$(525,653)	$(151,997)	$6,324,173
Common stock dividend	—	176		(176)	—	—	—	—	—
Foreign currency translation	—	—		—	(215)	—	—	—	(215)
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—		—	(59,794)	—	—	—	(59,794)
Change in fair value of cash flow hedges, net of tax	—	—		—	115	—	—	—	115
Amounts reclassified into earnings on hedging activities	—	—		—	(345)	—	—	—	(345)
Net earnings	—	—		—	—	198,852	—	—	198,852
Series N Non-Voting Common stock dividends: ($0.04 per share)	—	—		—	—	(7,059)	—	—	(7,059)
Net activity	—	176		(176)	(60,239)	191,793	—	—	131,554
Balance as of December 31, 2022	$10,497	$176	$	$453,643	$(303,736)	$6,972,797	$(525,653)	$(151,997)	$6,455,727

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2023	$10,497	$176	$453,643	$(285,623)	$7,003,148	$(525,653)	$(151,997)	$6,504,191
Foreign currency translation	—	—	—	2,888	—	—	—	2,888
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	(25,738)	—	—	—	(25,738)
Change in fair value of cash flow hedges, net of tax	—	—	—	2,823	—	—	—	2,823
Amounts reclassified into earnings on hedging activities	—	—	—	(2,992)	—	—	—	(2,992)
Net earnings	—	—	—	—	629,570	—	—	629,570
Series N Non-Voting Common Stock dividends: ($0.13)	—	—	—	—	(22,941)	—	—	(22,941)
Net activity	—	—	—	(23,019)	606,629	—	—	583,610
Balance as of December 31, 2023	$10,497	$176	453,643	$(308,642)	$7,609,777	$(525,653)	(151,997)	$7,087,801

Balance as of March 31, 2022	$10,497	$—	$453,819	$(4,992)	$6,112,401	$(525,653)	$(151,997)	$5,894,075
Common stock dividend	—	176	(176)	—	—	—	—	—
Foreign currency translation	—	—	—	(757)	—	—	—	(757)
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	(304,620)	—	—	—	(304,620)
Change in fair value of cash flow hedges, net of tax	—	—	—	6,532	—	—	—	6,532
Amounts reclassified into earnings on hedging activities	—	—	—	101	—	—	—	101
Net earnings	—	—	—	—	887,063	—	—	887,063
Common stock dividends: ($1.00 per share)	—	—	—	—	(19,608)	—	—	(19,608)
Series N Non-Voting Common stock dividends: ($0.04 per share)	—	—	—	—	(7,059)	—	—	(7,059)
Net activity	—	176	(176)	(298,744)	860,396	—	—	561,652
Balance as of December 31, 2022	$10,497	$176	$453,643	$(303,736)	$6,972,797	$(525,653)	$(151,997)	$6,455,727

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul holding company AND CONSOLIDATED subsidiaries

consolidatED statements of cash flows

	Nine months ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$629,570	$887,063
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	604,237	544,176
Amortization of premiums and accretion of discounts related to investments, net	12,905	15,232
Amortization of debt issuance costs	5,295	5,694
Interest credited to policyholders	52,099	39,048
Provision for allowance (recoveries) for losses on trade receivables, net	1,155	(4,617)
Non cash lease expense	11,338	16,417
Net gains on disposal of personal property	(138,653)	(199,196)
Net losses on disposal of real estate	5,320	5,038
Net (gains) losses on sales of investments	(662)	8,695
Net (gains) losses on equity securities	(174)	10,906
Deferred income taxes	101,999	121,707
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(7,217)	25,853
Inventories and parts, net	(3,698)	8,673
Prepaid expenses	1,509	7,867
Deferred policy acquisition costs, net	7,629	1,217
Other assets	(20,627)	(13,734)
Related party assets	(1,073)	(26,775)
Accounts payable and accrued expenses and operating lease liabilities	14,216	62,430
Policy benefits and losses, claims and loss expenses payable	(29,719)	1,688
Other policyholders' funds and liabilities	866	1,767
Deferred income	(7,046)	(2,168)
Related party liabilities	774	(1,301)
Net cash provided by operating activities	1,240,043	1,515,680

Cash flows from investing activities:
Escrow deposits	1,045	159
Purchases of:
Property, plant and equipment	(2,400,949)	(2,076,424)
Fixed maturity securities available-for-sale	(270,383)	(491,431)
Equity securities	(519)	(4,828)
Investments, other	(132,963)	(205,672)
Proceeds from sales and paydowns of:
Property, plant and equipment	598,170	533,595
Fixed maturity securities available-for-sale	447,489	148,290
Equity securities	1,417	1,187
Investments, other	46,800	223,354
Net cash used in investing activities	(1,709,893)	(1,871,770)

Cash flows from financing activities:
Borrowings from credit facilities	1,037,082	975,966
Principal repayments on credit facilities	(625,067)	(695,321)
Payment of debt issuance costs	(4,072)	(4,962)
Finance lease payments	(86,166)	(95,290)
Securitization deposits	236	137
Common Stock dividends paid	—	(19,608)
Series N Non-Voting Common Stock dividends paid	(22,941)	(7,059)
Investment contract deposits	214,312	258,157
Investment contract withdrawals	(302,150)	(236,742)
Net cash provided by financing activities	211,234	175,278

Effects of exchange rate on cash	4,068	(12,706)

Decrease in cash and cash equivalents	(254,548)	(193,518)
Cash and cash equivalents at the beginning of period	2,060,524	2,704,137
Cash and cash equivalents at the end of period	$1,805,976	$2,510,619

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

U-Haul Holding Company, a Nevada corporation (“U-Haul Holding Company”), has a third fiscal quarter that ends on the 31st of December for each year that is referenced. Our insurance company subsidiaries have a third quarter that ends on the 30th of September for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. We believe that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of consolidated financial position or consolidated results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2023 and 2022 correspond to fiscal 2024 and 2023 for U-Haul Holding Company.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars.

The accompanying interim consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with the accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. Except for balances affected by the adoption of Accounting Standards Update (“ASU”) 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”) noted below, the year-end consolidated balance sheet data was derived from audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which include all disclosures required by GAAP. Compared to the consolidated annual financial statements, certain footnotes within the accompanying interim consolidated financial statements have been condensed. Therefore, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

In our opinion, all adjustments necessary for the fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal recurring items.

Intercompany accounts and transactions have been eliminated.

The Company has reclassified certain prior period amounts to conform with the current period presentation on the Consolidated Balance Sheets related to equity securities, at estimated fair value and fixed maturity securities available-for-sale net of allowance for credit loss, at estimated fair market value and amortized cost which was previously reported in investments, fixed maturities and marketable equities. The Company has reclassified certain prior period amounts to conform with the current period presentation on the Consolidated Statements of Cash Flows related to (1) amortization of deferred policy acquisition costs which was previously reported separately and is now included in deferred policy acquisition costs, net, (2) provision for allowance for inventories and parts reserves which was previously reported separately and is now included in inventories and parts, net, (3) purchases of short term investments, real estate, and mortgage loans which were previously reported separately and are now included in investments, other, (4) non-cash lease expense which was previously reported in other assets.

Income Tax

Tax regulations may require items to be included in our tax return at different times than when those items are reflected in our financial statements. Some of the differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years, which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is more likely than not to allow for the use of the deduction credit. Our effective tax rates for

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the nine months ended December 31, 2023 and 2022 was a provision of 23.8% and 24.1%, respectively. Such rates differed from the federal statutory rate of 21.0% primarily due to state and local income taxes for both periods. Income taxes paid in cash was $51.6 million for the nine months ended December 31, 2023.

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

Deferred Policy Acquisition Costs

Certain costs of acquiring new insurance business are deferred and recorded as an asset. These costs are capitalized on a grouped contract basis and amortized over the expected term of the related contracts and are essential for the acquisition of new insurance business. These costs are not capitalized until they are incurred. Deferred acquisition costs (“DAC“) are directly related to the successful issuance of an insurance contract, and primarily include sales commissions, policy issue costs, direct to consumer advertising costs, and underwriting costs. Also recorded within DAC are sales inducements credited to policyholder account balances. Additionally, DAC includes the value of business acquired (“VOBA“), which are the costs of acquiring blocks of insurance from other companies or through the acquisition of other

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

companies. These costs represent the difference between the fair value of the contractual insurance assets acquired and liabilities assumed, compared against the assets and liabilities for insurance contracts that the Company issues or holds measured in accordance with GAAP.

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

Policy Benefits and Losses, Claims and Loss Expenses Payable

The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately $373.1 million of the total liability for future policy benefits of consolidated Policy Benefits and Losses, Claims and Loss Expenses Payable. The liability is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date or the Transition Date of April 1, 2021 and expected future experience. The liability is accrued as premium revenue and is recognized and adjusted for differences between actual and expected experience. Long-duration insurance contracts issued by the Company are grouped into cohorts based on the contract issue year, distribution channel, legal entity and product type.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liability from Investment Contracts

Liability from Investment Contracts represents the amount held by the Company on behalf of the policyholder at each reporting date. This amount includes deposits received from the policyholder, interest credited to the policyholder's account balance, net of charges assessed against the account balance and any policyholder withdrawals. This balance also includes liabilities for annuities and certain other contracts that do not contain significant insurance risk, as well as the estimated fair value of embedded derivatives associated with indexed annuity products.

2. Earnings per Share

We calculate earnings per share using the two-class method in accordance with ASC Topic 260, Earnings Per Share. The two-class method allocates the undistributed earnings available to common stockholders to the Company’s outstanding common stock, $0.25 par value (the “Voting Common Stock”), and the Series N Non-Voting Common Stock, $0.001 par value (the “Non-Voting Common Stock”), based on each share’s percentage of total weighted average shares outstanding. The Voting Common Stock and Non-Voting Common Stock are allocated 10% and 90%, respectively, of our undistributed earnings available to common stockholders. This represents earnings available to common stockholders less the dividends declared for both the Voting Common Stock and Non-Voting Common Stock.

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

The calculation of basic and diluted earnings per share for the quarters ended December 31, 2023 and 2022 for our Voting Common Stock and Non-Voting Common Stock were as follows:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Quarters Ended
	December 31,
	2023	2022
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$99,224	$198,852
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,823)	(7,059)
Undistributed earnings available to common stockholders	$90,401	$191,793
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$9,040	$19,179

Undistributed earnings per share of Voting Common Stock	$0.46	$0.98
Dividends declared per share of Voting Common Stock	$—	$—
Basic and diluted earnings per share of Voting Common Stock	$0.46	$0.98

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$99,224	$198,852
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,823)	(7,059)
Undistributed earnings available to common stockholders	$90,401	$191,793
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$81,361	$172,614

Undistributed earnings per share of Non-Voting Common Stock	$0.46	$0.98
Dividends declared per share of Non-Voting Common Stock	$0.05	$0.04
Basic and diluted earnings per share of Non-Voting Common Stock	$0.51	$1.02

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the nine months ended December 31, 2023 and 2022 for our Voting Common Stock and Non-Voting Common Stock were as follows:

	Nine months ended
	December 31,
	2023	2022
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$629,570	$887,063
Voting Common Stock dividends declared and paid	—	(19,608)
Non-Voting Common Stock dividends declared and paid	(22,941)	(7,059)
Undistributed earnings available to common stockholders	$606,629	$860,396
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$60,663	$86,040

Undistributed earnings per share of Voting Common Stock	$3.09	$4.39
Dividends declared per share of Voting Common Stock	$—	$1.00
Basic and diluted earnings per share of Voting Common Stock	$3.09	$5.39

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$629,570	$887,063
Voting Common Stock dividends declared and paid	—	(19,608)
Non-Voting Common Stock dividends declared and paid	(22,941)	(7,059)
Undistributed earnings available to common stockholders	$606,629	$860,396
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$545,966	$774,356

Undistributed earnings per share of Non-Voting Common Stock	$3.09	$4.39
Dividends declared per share of Non-Voting Common Stock	$0.13	$0.04
Basic and diluted earnings per share of Non-Voting Common Stock	$3.22	$4.43

3. Investments

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $22.5 million and $23.4 million as of December 31, 2023 and March 31, 2023, respectively.

Available-for-Sale Investments

Available-for-sale investments as of December 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$319,497	$2,471	$(13,023)	$—	$308,945
U.S. government agency mortgage-backed securities	68,501	149	(8,353)	—	$60,297
Obligations of states and political subdivisions	154,660	102	(16,060)	—	$138,702
Corporate securities	1,943,321	524	(247,483)	(1,704)	$1,694,658
Mortgage-backed securities	330,502	12	(58,492)	—	$272,022
	$2,816,481	$3,258	$(343,411)	$(1,704)	$2,474,624

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale investments as of March 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(In thousands)
U.S. treasury securities and government obligations	$353,189	$3,061	$(11,574)	$—	$344,676
U.S. government agency mortgage-backed securities	34,126	40	(6,935)	—	$27,231
Obligations of states and political subdivisions	161,960	649	(12,104)	—	$150,505
Corporate securities	2,086,432	1,491	(216,589)	(2,101)	$1,869,233
Mortgage-backed securities	370,880	78	(53,566)	—	$317,392
	$3,006,587	$5,319	$(300,768)	$(2,101)	$2,709,037

A summary of available-for-sale investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2023 and March 31, 2023 are as follows:

	December 31, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$6,825	$(66)	$122,372	$(12,957)	$129,197	$(13,023)
U.S. government agency mortgage-backed securities	6,009	(52)	31,756	(8,301)	37,765	(8,353)
Obligations of states and political subdivisions	59,216	(3,367)	82,845	(12,693)	142,061	(16,060)
Corporate securities	213,617	(9,277)	1,682,378	(238,206)	1,895,995	(247,483)
Mortgage-backed securities	16,987	(486)	310,288	(58,006)	327,275	(58,492)
	$302,654	$(13,248)	$2,229,639	$(330,163)	$2,532,293	$(343,411)

	March 31, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$79,846	$(3,935)	$44,374	$(7,639)	$124,220	$(11,574)
U.S. government agency mortgage-backed securities	2,246	(228)	30,670	(6,707)	32,916	(6,935)
Obligations of states and political subdivisions	108,192	(8,090)	17,079	(4,014)	125,271	(12,104)
Corporate securities	1,697,611	(158,038)	272,256	(58,551)	1,969,867	(216,589)
Mortgage-backed securities	201,962	(13,207)	158,899	(40,359)	360,861	(53,566)
	$2,089,857	$(183,498)	$523,278	$(117,270)	$2,613,135	$(300,768)

Gross proceeds from matured or redeemed securities were $58.5 million and $448.9 million for the three and nine months ended December 31, 2023, respectively, and $42.1 million and $147.6 million for the three and nine months ended December 31, 2022. Included in the December 31, 2023 proceeds was $225.0 from the Moving and Storage Treasuries that matured. The gross realized gains on these sales totaled $1.5 million and $1.1 million during the first nine months of fiscal 2024 and 2023, respectively. The gross realized losses on these sales totaled $1.1 million and $0.5 million during the first nine months of fiscal 2024 and 2023, respectively.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $0.4 million and $2.2 million net impairment charge recorded in the first nine months ended December 31, 2023 and 2022, respectively.

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The adjusted cost and fair value of available-for-sale investments by contractual maturity were as follows:

	December 31, 2023		March 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Due in one year or less	$323,343	$323,638	$354,875	$354,184
Due after one year through five years	744,486	705,900	754,175	717,552
Due after five years through ten years	650,412	566,624	736,089	665,708
Due after ten years	767,738	606,440	790,568	654,201
	2,485,979	2,202,602	2,635,707	2,391,645

Mortgage-backed securities	330,502	272,022	370,880	317,392
	$2,816,481	$2,474,624	$3,006,587	$2,709,037

Equity investments of common stock and non-redeemable preferred stock were as follows:

	December 31, 2023		March 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Common stocks	$29,594	$39,534	$29,577	$39,375
Non-redeemable preferred stocks	25,144	20,141	26,054	21,982
	$54,738	$59,675	$55,631	$61,357

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments, other

The carrying value of the other investments was as follows:

	December 31,	March 31,
	2023	2023
	(Unaudited)
	(In thousands)
Mortgage loans, net	$567,784	$466,531
Short-term investments	993	15,921
Real estate	65,836	72,178
Policy loans	11,155	10,921
Other equity investments	14,485	9,989
	$660,253	$575,540

4. Notes, Loans and Finance Leases Payable, net

Long Term Debt

Long term debt was as follows:

	Fiscal Year 2024 Interest Rates			Maturities			Weighted Avg Interest Rates (c)	December 31, 2023	March 31, 2023
								(Unaudited)
								(In thousands)
Real estate loans (amortizing term) (a)	4.30%	-	6.82%	2027	-	2037	5.90%	$280,737	$289,647
Senior mortgages	2.70%	-	5.66%	2024	-	2042	4.19%	2,435,443	2,371,231
Real estate loans (revolving credit)	—%	-	—%	—	-	2027	-%	—	—
Fleet loans (amortizing term)	1.61%	-	5.68%	2024	-	2029	3.79%	79,874	111,856
Fleet loans (revolving credit) (b)	2.36%	-	6.70%	2026	-	2028	6.24%	605,000	615,000
Finance leases (rental equipment)	2.49%	-	5.01%	2024	-	2026	4.06%	137,039	223,205
Finance liabilities (rental equipment)	1.60%	-	6.48%	2024	-	2031	4.60%	1,660,443	1,255,763
Private placements	2.43%	-	2.88%	2029	-	2035	2.65%	1,200,000	1,200,000
Other obligations	1.50%	-	8.00%	2024	-	2049	6.16%	72,869	76,648
Notes, loans and finance leases payable								6,471,405	6,143,350
Less: Debt issuance costs								(34,096)	(35,308)
Total notes, loans and finance leases payable, net								$6,437,309	$6,108,042

(a) Certain loans have interest rate swaps fixing the rate for the relevant loans between 2.72% and 2.86% based on current margin. The weighted average interest rate calculation for these loans was 4.10% using the swap adjusted interest rate.

(b) A loan has an interest rate swap fixing the rate $100 million of the relevant loan at 4.71% based on current margin. The weighted average interest rate calculation for these loans was 6.13% using the swap adjusted interest rate.

(c) Weighted average rates as of December 31, 2023.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, before debt issuance costs, as of December 31, 2023 for the next five years and thereafter are as follows:

	Year Ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
	(Unaudited)
	(In thousands)
Notes, loans and finance leases payable	$666,155	$546,192	$941,575	$955,008	$500,139	$2,862,336	$6,471,405

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest on Borrowings

Interest Expense

Components of interest expense included the following:

	Quarter ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
Interest expense	$71,061	$60,978
Capitalized interest	(4,006)	(3,818)
Amortization of transaction costs	1,868	2,336
Interest expense resulting from cash flow hedges	(1,473)	(455)
Total interest expense	$67,450	$59,041

	Nine months ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
Interest expense	$202,985	$168,987
Capitalized interest	(11,738)	(8,684)
Amortization of transaction costs	4,711	5,596
Interest expense resulting from cash flow hedges	(3,967)	134
Total interest expense	$191,991	$166,033

Interest paid in cash was $61.8 million and $51.3 million for the third quarter of fiscal 2024 and 2023, respectively, and $191.4 million and $156.8 million for the first nine months of fiscal 2024 and 2023, respectively. Interest paid (received) in cash on derivative contracts was ($1.5) million and $0.0 million for the third quarter of fiscal 2024 and 2023, respectively. Interest paid (received) in cash on derivative contracts was ($3.8) million and $0.6 million for the first nine months of fiscal 2024 and 2023, respectively.

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter ended December 31,
	2023	2022
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	6.64%	4.68%
Interest rate at the end of the quarter	6.63%	5.28%
Maximum amount outstanding during the quarter	$710,000	$765,000
Average amount outstanding during the quarter	$669,372	$710,109
Facility fees	$259	$270

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Revolving Credit Activity
	Nine months ended December 31,
	2023	2022
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	6.47%	3.34%
Interest rate at the end of the period	6.63%	5.28%
Maximum amount outstanding during the period	$715,000	$1,105,000
Average amount outstanding during the period	$641,941	$892,680
Facility fees	$830	$439

5. Derivatives

Cash Flow Hedges

We manage exposure to changes in market interest rates. We use interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in secured overnight financing rate ("SOFR") swap rates with the designated benchmark interest rate being hedged on certain of our SOFR indexed variable rate debt. The interest rate swaps effectively fix our interest payments on certain SOFR indexed variable rate debt through July 2032. We monitor our positions and the credit ratings of our counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. These fair values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate and are classified as Level 2 in the fair value hierarchy.

The derivative fair values reflected in prepaid expense in the consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	December 31, 2023	March 31, 2023
	(Unaudited)
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Assets	$5,086	$5,311
Notional amount	$299,987	$206,347

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During the first nine months of fiscal 2024 and 2023, we recognized an increase in the fair value of our cash flow hedges of $2.8 million and $6.5 million, respectively, net of taxes. During the first nine months of fiscal 2024 and 2023, we reclassified ($3.0) million and $0.1 million, respectively, from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of December 31, 2023, we expect to reclassify $5.7 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

Economic Hedges

We use derivatives to economically hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. These derivative instruments are included in Investments, other on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value hierarchy. Net (gains) losses recognized in net investment and interest income for the first nine months of December 31, 2023 and 2022 were ($4.6) million and $9.2 million, respectively.

	Derivatives Fair Values as of
	December 31, 2023	March 31, 2023
	(Unaudited)
	(In thousands)
Equity market contracts as economic hedging instruments:
Assets	$8,795	$4,295
Notional amount	$535,537	$465,701

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

6. Accumulated Other Comprehensive Loss

The following provides the details and changes in AOCI:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of September 30, 2023	$(58,919)	$(225,693)	$9,299	$(351)	$(275,664)
Foreign currency translation	5,268	—	—	—	5,268
Unrealized net loss on investments and impact of LFBP discount rates	—	(32,785)	—	—	(32,785)
Change in fair value of cash flow hedges	—	—	(4,352)	—	(4,352)
Amounts reclassified into earnings on hedging activities	—	—	(1,109)	—	(1,109)
Other comprehensive income (loss)	5,268	(32,785)	(5,461)	—	(32,978)
Balance as of December 31, 2023	$(53,651)	$(258,478)	$3,838	$(351)	$(308,642)

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2023	$(56,539)	$(232,740)	$4,007	$(351)	$(285,623)
Foreign currency translation	2,888	—	—	—	2,888
Unrealized net loss on investments and impact of LFBP discount rates	—	(25,738)	—	—	(25,738)
Change in fair value of cash flow hedges	—	—	2,823	—	2,823
Amounts reclassified into earnings on hedging activities	—	—	(2,992)	—	(2,992)
Other comprehensive income (loss)	2,888	(25,738)	(169)	—	(23,019)
Balance as of December 31, 2023	$(53,651)	$(258,478)	$3,838	$(351)	$(308,642)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of September 30, 2022	$(56,299)	$(191,175)	$6,419	$(2,442)	$(243,497)
Foreign currency translation	(215)	—	—	—	(215)
Unrealized net loss on investments and impact of LFBP discount rates	—	(59,794)	—	—	(59,794)
Change in fair value of cash flow hedges	—	—	115	—	115
Amounts reclassified into earnings on hedging activities	—	—	(345)	—	(345)
Other comprehensive income (loss)	(215)	(59,794)	(230)	—	(60,239)
Balance as of December 31, 2022	$(56,514)	$(250,969)	$6,189	$(2,442)	$(303,736)

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2022	$(55,757)	$53,651	$(444)	$(2,442)	$(4,992)
Foreign currency translation	(757)	—	—	—	(757)
Unrealized net loss on investments and impact of LFBP discount rates	—	(304,620)	—	—	(304,620)
Change in fair value of cash flow hedges	—	—	6,532	—	6,532
Amounts reclassified into earnings on hedging activities	—	—	101	—	101
Other comprehensive income (loss)	(757)	(304,620)	6,633	—	(298,744)
Balance as of December 31, 2022	$(56,514)	$(250,969)	$6,189	$(2,442)	$(303,736)

7. Stockholders’ Equity

The following table lists the dividends that have been declared and issued for the first nine months of fiscal years 2024 and 2023:

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

December 6, 2023	$0.05	December 18, 2023	December 29, 2023
August 17, 2023	0.04	September 19, 2023	September 29, 2023
June 7, 2023	0.04	June 20, 2023	June 30, 2023
December 7, 2022	0.04	December 19, 2022	December 30, 2022

Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

August 18, 2022	$0.50	September 6, 2022	September 20, 2022
April 6, 2022	0.50	April 18, 2022	April 29, 2022

As of December 31, 2023, no awards had been issued under the 2016 AMERCO Stock Option Plan.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Leases

The following tables show the components of our right-of-use (“ROU“) assets, net:

	As of December 31, 2023
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$—	$145,958	$145,958
Furniture and equipment	1,693	—	1,693
Rental trailers and other rental equipment	114,884	—	114,884
Rental trucks	692,955	—	692,955
Right-of-use assets, gross	809,532	145,958	955,490
Less: Accumulated depreciation	(483,288)	(80,597)	(563,885)
Right-of-use assets, net	$326,244	$65,361	$391,605

	As of March 31, 2023
	Finance	Operating	Total
		(In thousands)

Buildings and improvements	$—	$128,221	$128,221
Furniture and equipment	9,687	—	9,687
Rental trailers and other rental equipment	152,294	—	152,294
Rental trucks	949,838	—	949,838
Right-of-use assets, gross	1,111,819	128,221	1,240,040
Less: Accumulated depreciation	(637,054)	(69,304)	(706,358)
Right-of-use assets, net	$474,765	$58,917	$533,682

As of December 31, 2023 and March 31, 2023, we had finance lease liabilities for the ROU assets, net of $137.0 million and $223.2 million, respectively, included in Notes, loans and finance leases payable, net in the consolidated balance sheets.

	Finance leases
	December 31,	March 31,
	2023	2023
	(Unaudited)
Weighted average remaining lease term (years)	1	2
Weighted average discount rate	4.1%	3.8%

	Operating leases
	December 31,	March 31,
	2023	2023
	(Unaudited)
Weighted average remaining lease term (years)	19.1	19.2
Weighted average discount rate	4.6%	4.7%

For the nine months ended December 31, 2023 and 2022, cash paid for leases included in our operating cash flow activities were $17.5 million and $24.0 million, respectively, and our financing cash flow activities were $86.2 million and $95.3 million, respectively. Non-cash activities of ROU assets in exchange for lease liabilities were $17.9 million and $5.1 million for the first nine months of fiscal 2024 and 2023, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease costs, including leases of less than 12 months, were as follows:

	Nine months ended
	December 31, 2023	December 31, 2022
	(Unaudited)
	(In thousands)

Operating lease costs	$25,181	$24,483

Finance lease cost:
Amortization of right-of-use assets	$44,220	$62,782
Interest on lease liabilities	5,600	8,799
Total finance lease cost	$49,820	$71,581

The short-term lease costs for the first nine months of fiscal 2024 and 2023 were not material.

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending March 31,	(In thousands)

2024 (3 months)	$20,502	$6,880
2025	76,714	16,232
2026	46,107	9,527
2027	—	7,455
2028	—	6,501
Thereafter	—	66,126
Total lease payments	143,323	112,721
Less: imputed interest	(6,284)	(48,179)
Present value of lease liabilities	$137,039	$64,542

9. Contingencies

Cybersecurity Incident

On September 9, 2022, we announced that the Company was made aware of a data security incident involving U-Haul's information technology network. U-Haul detected a compromise of two unique passwords used to access U-Haul customers' information. U-Haul took immediate steps to contain the incident and promptly enhanced its security measures to prevent any further unauthorized access. U-Haul retained cybersecurity experts and incident response counsel to investigate the incident and implement additional security safeguards. The investigation determined that between November 5, 2021 and April 8, 2022, the threat actor accessed customer contracts containing customers’ names, dates of birth, and driver’s license or state identification numbers. None of U-Haul’s financial, payment processing or email systems were involved. U-Haul has notified impacted customers and relevant governmental authorities.

Several class action lawsuits related to the incident have been filed against U-Haul. The lawsuits have been consolidated into one action in the U.S. District Court for the District of Arizona. On October 27, 2023, the Court dismissed with prejudice all claims except those brought under the California Consumer Privacy Act. The remaining claims will be vigorously defended by the Company; however, the outcome of such lawsuits cannot be predicted or guaranteed with any certainty.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other

We are named as a defendant in various other litigation and claims arising out of the normal course of business. In our opinion, none of these other matters will have a material effect on our financial position and results of operations.

10. Related Party Transactions

U-Haul Holding Company has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group as disclosed below.

SAC Holding Corporation and SAC Holding II Corporation (collectively, “SAC Holdings”) were established in order to acquire and develop self-storage properties. These properties are being managed by us pursuant to management agreements. SAC Holdings, Four SAC Self-Storage Corporation, Five SAC Self-Storage Corporation, Galaxy Investments, L.P. and 2015 SAC-Self-Storage, LLC are substantially controlled by Blackwater Investments, Inc. (“Blackwater”). Blackwater is wholly owned by Willow Grove Holdings LP, which is owned by Mark V. Shoen (a significant stockholder), and various trusts associated with Edward J. Shoen (our Chairman of the Board, President and a significant stockholder) and Mark V. Shoen.

Related Party Revenue

	Quarter ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,135	$7,170
U-Haul management fee revenue from Mercury	3,003	2,910
	$10,138	$10,080

	Nine months ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$22,585	$22,726
U-Haul management fee revenue from Mercury	5,997	5,770
	$28,582	$28,496

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $25.0 million and $24.9 million from the above-mentioned entities during the first nine months of fiscal 2024 and 2023, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

owned indirectly by James P. Shoen and various trusts benefiting Edward J. Shoen and James P. Shoen or their descendants. Mercury holds the option to purchase a portfolio of properties currently leased by Mercury and a U-Haul subsidiary; Mercury has notified W.P. Carey, the lessor, of its intent to purchase the properties.

Related Party Costs and Expenses

	Quarter ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$604	$604
U-Haul printing expenses to Blackwater	877	—
U-Haul commission expenses to Blackwater	18,946	20,016
	$20,427	$20,620

	Nine months ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,812	$1,812
U-Haul printing expenses to Blackwater	2,194	—
U-Haul commission expenses to Blackwater	65,684	71,283
	$69,690	$73,095

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

As of December 31, 2023, subsidiaries of Blackwater acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $22.6 million and $22.7 million, expenses of $1.8 million and $1.8 million and cash flows of $20.9 million and $21.0 million, respectively, during the first nine months of fiscal 2024 and 2023. Revenues were $305.2 million and $339.5 million and commission expenses were $65.7 million and $71.3 million, respectively, related to the Dealer Agreements, during the first nine months of fiscal 2024 and 2023.

We determined that we do not have a variable interest pursuant to the variable interest entity model under ASC 810, Consolidation in the holding entities of Blackwater.

Related Party Assets

	December 31,	March 31,
	2023	2023
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$41,674	$42,141
U-Haul receivable from Mercury	13,711	8,402
Other (a)	(6,619)	(2,235)
	$48,766	$48,308

(a)
Timing differences for intercompany balances with insurance subsidiaries resulting from the three-month difference in reporting periods.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Reportable Segment Information:

U-Haul Holding Company’s three reportable segments are:

•
Moving and Storage, comprised of U-Haul Holding Company, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

•
Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA, and

•
Life Insurance, comprised of Oxford and its subsidiaries.

We track revenues separately, but do not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products that are required to be classified as a separate operating segment and accordingly does not present these as separate reportable segments.The information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent, with its subsidiaries. Depreciation, net of gains on disposals, and total expenditures for property and equipment are only recorded within the Moving and Storage segment.

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the quarter ended December 31, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total revenues	$1,260,677	$29,303	$52,715	$(3,181)	$1,339,514
Total earnings from operations before equity in earnings of subsidiaries	$180,467	$9,421	$8,075	$(375)	$197,588

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the quarter ended December 31, 2022 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total revenues	$1,296,407	$28,466	$52,962	$(2,499)	$1,375,336
Total earnings from operations before equity in earnings of subsidiaries	$304,717	$10,846	$4,821	$(373)	$320,011

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the nine months ended December 31, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total revenues	$4,285,768	$88,994	$163,918	$(8,998)	$4,529,682
Total earnings from operations before equity in earnings of subsidiaries	$968,862	$36,822	$15,039	$(1,122)	$1,019,601

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the nine months ended December 31, 2022 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total revenues	$4,456,863	$74,911	$152,761	$(8,495)	$4,676,040
Total earnings from operations before equity in earnings of subsidiaries	$1,301,277	$24,883	$10,440	$(1,141)	$1,335,459

Total assets by operating segment as of December 31, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total assets	$16,193,912	$480,429	$2,806,247	$(478,012)	$19,002,576

Total assets by operating segment as of March 31, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated

	(In thousands)

Total assets	$15,211,493	$459,897	$2,891,574	$(462,230)	$18,100,734

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended December 31, 2023
Total revenues	$1,273,821	$65,693	$1,339,514
Depreciation and amortization, net of (gains) on disposals	176,864	3,523	180,387
Interest expense	66,772	678	67,450
Pretax earnings	125,531	4,242	129,773
Income tax expense	29,172	1,377	30,549
Identifiable assets	18,225,204	777,372	19,002,576

Quarter ended December 31, 2022
Total revenues	$1,311,117	$64,219	$1,375,336
Depreciation and amortization, net of (gains) on disposals	119,864	1,840	121,704
Interest expense	58,367	674	59,041
Pretax earnings	253,386	7,230	260,616
Income tax expense	59,774	1,990	61,764
Identifiable assets	17,447,581	642,543	18,090,124

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine Months Ended December 31, 2023
Total revenues	$4,294,310	$235,372	$4,529,682
Depreciation and amortization, net of (gains) on disposals	486,262	3,668	489,930
Interest expense	189,900	2,091	191,991
Pretax earnings	801,045	25,471	826,516
Income tax expense	189,802	7,144	196,946
Identifiable assets	18,225,204	777,372	19,002,576

Nine Months Ended December 31, 2022
Total revenues	$4,431,570	$244,470	$4,676,040
Depreciation and amortization, net of (gains) on disposals	365,585	6,056	371,641
Interest expense	163,792	2,241	166,033
Pretax earnings	1,129,487	38,018	1,167,505
Income tax expense	270,641	9,801	280,442
Identifiable assets	17,447,581	642,543	18,090,124

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$297	$332
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	367	287
Other components	(2)	17
Total other components of net periodic benefit costs	365	304
Net periodic postretirement benefit cost	$662	$636

	Nine months ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$891	$995
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	1,102	861
Other components	(8)	51
Total other components of net periodic benefit costs	1,094	912
Net periodic postretirement benefit cost	$1,985	$1,907

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

Fair values of derivatives are based on using pricing valuation models which include broker quotes.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of December 31, 2023 and March 31, 2023, that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of December 31, 2023	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,474,624	$217,917	$2,256,648	$59
Preferred stock	20,141	20,141	—	—
Common stock	39,534	39,534	—	—
Derivatives	13,881	8,795	5,086	—
Total	$2,548,180	$286,387	$2,261,734	$59

Liabilities
Embedded derivatives	$9,645	$—	$—	$9,645
Total	$9,645	$—	$—	$9,645

As of March 31, 2023	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Fixed maturities - available for sale	$2,709,037	$251,832	$2,457,146	$59
Preferred stock	21,982	21,982	—	—
Common stock	39,375	39,375	—	—
Derivatives	9,606	4,295	5,311	—
Total	$2,780,000	$317,484	$2,462,457	$59

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented below are reported at carrying value on the consolidated balance sheets.

Cash equivalents include $1,520.0 million and $1,809.4 million as of December 31, 2023 and March 31, 2023, respectively. Fair values of cash equivalents approximate carrying value due to the short period of time to maturity.

Fair values of mortgage loans and notes on real estate are based on quoted market prices, dealer quotes or discounted cash flows. Fair values of trade receivables approximate their recorded value.

Our financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments, trade receivables, and notes receivable. Limited credit risk exists on trade receivables due to the diversity of our customer base and their dispersion across broad geographic markets. We place our temporary cash investments with financial institutions and limit the amount of credit exposure to any one financial institution.

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

The following represents our financial instruments not carried at fair value on the consolidated balance sheets and corresponding placement in the fair value hierarchy.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Hierarchy
	Carrying				Total
As of December 31, 2023	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$154,846	$—	$—	$154,846	$154,846
Mortgage loans, net	567,784	—	—	531,880	531,880
Other investments	83,674	—	—	83,674	83,674
Total	$806,304	$—	$—	$770,400	$770,400

Liabilities
Notes, loans and finance leases payable	$6,471,405	$—	$6,051,219	$—	$6,051,219
Total	$6,471,405	$—	$6,051,219	$—	$6,051,219

	Fair Value Hierarchy
	Carrying				Total
As of March 31, 2023	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Trade receivables, net	$146,736	$—	$—	$146,736	$146,736
Mortgage loans, net	466,531	—	—	444,957	444,957
Other investments	109,009	—	—	109,009	109,009
Total	$722,276	$—	$—	$700,702	$700,702

Liabilities
Notes, loans and finance leases payable	6,143,350	—	5,710,735	—	5,710,735
Total	$6,143,350	$—	$5,710,735	$—	$5,710,735

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets as of December 31, 2023 and March 31, 2023.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the third quarter of fiscal 2024 did not have a material effect on our financial statements.

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

Deferred income primarily relates to payments received from customers prior to satisfaction of our performance obligations. Of the amounts recorded as unearned revenue as of March 31, 2023, $0.9 million and $50.6 million, respectively, was recognized as revenue for the quarter and nine months ended December 31, 2023.

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

Self-moving equipment rentals are recognized over the contract period that trucks and moving equipment are rented. We offer two types of self-moving rental contracts, one-way rentals and in-town rentals, which have varying payment terms. Customer payment is received at the initiation of the contract for one-way rentals, which covers an allowable limit for equipment usage. An estimated fee in the form of a deposit is received at the initiation of the contract for in-town rentals, and final payment is received upon the return of the equipment based on actual fees incurred. The contract price is estimated at the initiation

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the contract, as there is variable consideration associated with ratable fees incurred based on the number of days the equipment is rented and the number of miles driven. Variable consideration is estimated using the most likely amount method which is based on the intended use of the rental equipment by the customer at the initiation of the contract. Historically, the variability in estimated transaction pricing compared to actual is not significant due to the relatively short duration of rental contracts. Each performance obligation has an observable stand-alone selling price. The input method of passage of time is appropriate as there is a direct relationship between our inputs and the transfer of benefit to the customer over the life of the contract. Self-moving rental contracts span a relatively short period of time, and the majority of these contracts began and ended within the same fiscal year.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ending December 31,
	2024	2025	2026	2027	2028	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rental revenues	$5,674	$—	$—	$—	$—	$—
Property lease revenues	21,494	15,040	12,112	8,653	5,666	33,059
Total	$27,168	$15,040	$12,112	$8,653	$5,666	$33,059

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$73,785	$69,797
Revenues recognized at a point in time:	85,732	92,698
Total revenues recognized under ASC 606	159,517	162,495

Revenues recognized under ASC 842	1,072,028	1,110,247
Revenues recognized under ASC 944	50,512	50,300
Revenues recognized under ASC 320	57,457	52,294
Total revenues	$1,339,514	$1,375,336

	Nine months ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$283,468	$300,082
Revenues recognized at a point in time:	315,084	338,019
Total revenues recognized under ASC 606	598,552	638,101

Revenues recognized under ASC 842	3,599,867	3,772,203
Revenues recognized under ASC 944	144,476	149,360
Revenues recognized under ASC 320	186,787	116,376
Total revenues	$4,529,682	$4,676,040

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote.

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time). To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 4% as of December 31, 2023 and March 31, 2023, respectively. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of December 31, 2023 and March 31, 2023 was $4.3 million and $3.8 million, respectively.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $30.8 million and $29.6 million as of December 31, 2023 and March 31, 2023, respectively, and are excluded from the estimate of credit losses.

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

Reinsurance Recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1% of the total assets as of December 31, 2023 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium Receivables

Premium receivables were $7.2 million and $4.1 million as of December 31, 2023 and March 31, 2023, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2022	$8,649	$60	$501	$9,210
Provision for (reversal of) credit losses	(4,860)	2,041	16	(2,803)
Write-offs against allowance	—	—	—	—
Recoveries	—	—	—	—
Balance as of March 31, 2023	$3,789	$2,101	$517	$6,407
Provision for (reversal of) credit losses	556	(397)	300	459
Write-offs against allowance	—	—	—	—
Recoveries	—	—	—	—
Balance as of December 31, 2023	$4,345	$1,704	$817	$6,866

17. Accounting Pronouncements

Adoption of new Accounting Pronouncements

On April 1, 2023, the Company adopted ASU 2018-12 which is applicable to Oxford. The Company adopted ASU 2018-12 effective April 1, 2023 and used the modified retrospective method with a transition date of April 1, 2021.

The updated accounting guidance required changes to the measurement and disclosure of long-duration contracts. For the Company, this includes all life insurance products, annuities, Medicare supplement products and our long-term care business. Entities were required to review, and update if there is a change to cash flow assumptions (including morbidity and persistency) at least annually, and to update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions were recorded in the Company's results of operations and the effect of changes in discount rate assumptions were recorded in other comprehensive income.

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

Upon adoption, the Company adjusted AOCI for the removal of cumulative adjustments to DAC associated with unrealized gains and losses previously recorded in AOCI. In total, we expect the impact on

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net earnings, largely from the decrease in amortization, to be immaterial during fiscal 2024, but could become material with a large increase in sales.

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

Also in consideration of market risk benefits, upon adoption, there were impacts to (1) AOCI for the cumulative effect of changes in the instrument-specific credit risk between contract issue date and transition date and (2) retained earnings for the difference between fair value and carrying value at the transition date, excluding the changes in the instrument-specific credit risk. The requirement to review, and update if there is a change, cash flow assumptions at least annually is expected to change the pattern of earnings being recognized. Adoption significantly expanded the Company’s disclosures and will impact systems, processes, and controls. While the requirements of the new guidance represent a material change from existing GAAP, the accounting adoption had no economic impact on the cash flows of our business nor influence on our business model of providing basic mortality and longevity protection-oriented products to the underserved senior market. In addition, it did not impact our statutory earnings, statutory capital, or capital management philosophies.

The following tables present the effect of the adoption of ASU 2018-12 on selected consolidated balance sheet data for the fiscal years ended March 31, 2023 and 2022.

	Year ended March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Total Assets
Prior to adoption	$18,124,648	$17,299,581
Effect of adoption:
Derecognition of shadow DAC	(25,141)	26,131
Re-measurement due to discount rate	—	—
Other adjustments	1,227	1,471
Subtotal	$(23,914)	$27,602

After adoption	$18,100,734	$17,327,183

	Year ended March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Total Liabilities
Prior to adoption	$11,596,313	$11,347,089
Effect of adoption:
Deferred income tax adjustment on Shadow removal	(5,280)	5,488
Re-measurement due to discount rate	(1,626)	87,258
Deferred income tax adjustment on discount rate	342	(18,324)
Other adjustments	6,794	8,511
Subtotal	$230	$82,933

After adoption	$11,596,543	$11,430,022

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Accumulated other comprehensive income (loss)
Prior to adoption	$(267,046)	$46,384
Effect of adoption:
Derecognition on shadow DAC	(19,861)	20,644
Re-measurement due to discount rate	1,626	(87,258)
Re-measurement due to discount rate (tax effect)	(342)	18,324
Other adjustments	—	—
Subtotal	$(18,577)	$(48,290)

After adoption	$(285,623)	$(1,906)

	Year ended March 31,
	2023	2022
	(Unaudited)
	(In thousands)
Total Stockholders' equity
Prior to adoption	$6,528,335	$5,952,492
Effect of adoption:
Derecognition on shadow DAC	(19,861)	20,644
Re-measurement due to discount rate (tax effect)	1,284	(68,934)
Other adjustments	(5,567)	(7,042)
Subtotal	$(24,144)	$(55,332)

After adoption	$6,504,191	$5,897,160

	Year ended March 31, 2023
	As previously reported	Adoption impact	As adjusted
	(Unaudited)
	(In thousands)
Deferred policy acquisition costs, net	$152,377	(23,914)	$128,463
Total assets	18,124,648	(23,914)	18,100,734
Policy benefits and losses, claims and loss expenses payable	875,034	5,168	880,202
Deferred income taxes, net	1,334,427	(4,938)	1,329,489
Total liabilities	11,596,313	230	11,596,543
Accumulated other comprehensive loss	(267,046)	(18,577)	(285,623)
Retained earnings	7,008,715	(5,567)	7,003,148
Total stockholders' equity	6,528,335	(24,144)	6,504,191
Total liabilities and stockholders' equity	18,124,648	(23,914)	18,100,734

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	April 1, 2021	March 31, 2021
	(Unaudited)
	(In thousands)
Deferred policy acquisition costs, net	$131,187	$89,749
Total assets	14,693,044	14,651,606
Policy benefits and losses, claims and loss expenses payable	1,040,951	909,701
Deferred income taxes, net	1,182,123	1,199,280
Total liabilities	9,846,608	9,732,515
Accumulated other comprehensive income	42,319	106,857
Retained earnings	5,017,451	5,025,568
Total stockholders' equity	4,846,436	4,919,091
Total liabilities and stockholders' equity	14,693,044	14,651,606

The following tables present the balances of and changes in deferred acquisition costs, future policy benefits and market risk benefits and balances amortized on a basis consistent with DAC on April 1, 2021 due to the adoption of ASU 2018-12 by Oxford.

Deferred Policy Acquisition Costs	Payout Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)
Balance, end of year March 31, 2021	$15,654	$64,552	$9,543	$89,749
Adjustments for removal of related balances in accumulated other comprehensive income	41,438	—	—	41,438
Adjusted balance, beginning of year April 1, 2021	$57,092	$64,552	$9,543	$131,187

Future Policy Benefit	Payout Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)
Balance, end of year March 31, 2021	$8,370	$310,311	$18,341	$337,022
Change in discount rate assumptions	2,307	115,978	4,847	123,132
Change in cash flow assumptions, effect of net premiums exceeding gross premiums	—	1,747	—	1,747
Change in cash flow assumptions, effect of decrease of the deferred profit liability	—	2,580	—	2,580
Adjusted balance, beginning of year April 1, 2021	$10,677	$430,616	$23,188	$464,481

Market Risk Benefits	Deferred Annuities
(Unaudited)
(In thousands)
Balance, end of year March 31, 2021	$7,339
Adjustment for the difference between carrying amount and fair value, except for the difference due to instrument-specific credit risk	3,791
Adjusted balance, beginning of year April 1, 2021	$11,130

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of transition adjustments on stockholders' equity as of April 1, 2021 due to the adoption of ASU 2018-12.

	Retained Earnings	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Liability for future policy benefits	$(4,327)	$(123,132)
Market risk benefits	(3,791)	—
Deferred acquisition costs and related asset balances	—	41,438
Tax effect	—	17,156
Total	$(8,118)	$(64,538)

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU requires all annual disclosures currently required by Topic 280 to be included in interim periods and is applicable to entities with a single reportable segment. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment is effective retrospectively to all prior periods presented in the financial statements. We are currently assessing the impact of adopting ASU 2023-07 on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. Early adoption is permitted. The amendment is effective prospectively to all annual periods beginning after December 15, 2024. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

18. Deferred Policy Acquisition Costs, Net

The following tables present a rollforward of deferred policy acquisition costs related to long-duration contracts for the nine-month periods ended December 31, 2023 and 2022.

	Nine Months Ended December 31, 2023
	Payout Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$55,396	$66,954	$6,113	$128,463
Capitalization	8,007	3,213	177	11,397
Amortization expense	(11,461)	(6,586)	(979)	(19,026)
Balance, end of period	$51,942	$63,581	$5,311	$120,834

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended December 31, 2022
	Payout Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$55,261	$67,573	$8,596	$131,430
Capitalization	14,403	5,667	336	20,406
Amortization expense	(11,972)	(4,722)	(1,422)	(18,116)
Balance, end of period	$57,692	$68,518	$7,510	$133,720

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Policy Benefits and Losses, Claims and Loss Expenses Payable

The following tables present the balances and changes in the policy benefits and a reconciliation of the net liability for future policy benefits to the liability for future policy benefits for Oxford.

	Nine Months Ended December 31, 2023
	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$223,118	$196,569	$419,687
Beginning balance at original discount rate	$225,071	$212,454	$437,525
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(584)	(9,565)	(10,149)
Adjusted beginning of year balance	$224,487	$202,889	$427,376
Issuances	6,692	78	6,770
Interest accrual	8,367	6,072	14,439
Net premium collected	(29,812)	(19,787)	(49,599)
Other	—	—	—
Ending balance at original discount rate	$209,734	$189,252	$398,986
Effect of changes in discount rate assumptions (AOCI)	(6,878)	(19,722)	(26,600)
Balance, end of period	$202,856	$169,530	$372,386

Present value of expected future policy benefits

Balance, beginning of year	$530,983	$210,054	$741,037
Beginning balance at original discount rate	$533,688	$226,510	$760,198
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experiences	(1,621)	(8,650)	(10,271)
Adjusted beginning of year balance	$532,067	$217,860	$749,927
Issuances	6,746	78	6,824
Interest accrual	19,830	6,520	26,350
Benefit payments	(39,544)	(22,857)	(62,401)
Other	—	—	—
Ending balance at original discount rate	$519,099	$201,601	$720,700
Effect of changes in discount rate assumptions (AOCI)	(19,397)	(20,450)	(39,847)
Balance, end of period	$499,702	$181,151	$680,853
End of period, LFPB net			308,467
Payout annuities and market risk benefits			31,048
Life and annuity claims in course of settlement and claims incurred but not yet reported / Reinsurance losses payable			9,556
Life DPL / Other life and health			23,724
LFPB flooring effect			274
Oxford end of period balance			373,069
Moving and Storage balance			317,409
Property and Casualty balance			148,467
Policy benefit and losses, claims and loss expense balance, end of period			$838,945

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended December 31, 2022
	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$280,371	$280,732	$561,103
Beginning balance at original discount rate	$242,741	$253,307	$496,048
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experience	(1,259)	1,257	(2)
Adjusted beginning of year balance	$241,482	$254,564	$496,046
Issuances	14,101	2,455	16,556
Interest accrual	9,036	7,637	16,673
Net premium collected	(32,270)	(22,466)	(54,736)
Other	0	0	0
Ending balance at original discount rate	$232,349	$242,190	$474,539
Effect of changes in discount rate assumptions (AOCI)	(3,811)	(21,059)	(24,870)
Balance, end of period	$228,538	$221,131	$449,669

Present value of expected future policy benefits

Balance, beginning of year	$672,254	$299,628	$971,882
Beginning balance at original discount rate	$552,109	$269,177	$821,286
Effect of changes in cash flow assumptions	—	—	—
Effect of actual variances from expected experiences	(150)	2,051	1,901
Adjusted beginning of year balance	$551,959	$271,228	$823,187
Issuances	14,101	2,454	16,555
Interest accrual	20,654	8,137	28,791
Benefit payments	(43,602)	(25,873)	(69,475)
Other	—	—	—
Ending balance at original discount rate	$543,112	$255,946	$799,058
Effect of changes in discount rate assumptions (AOCI)	(9,514)	(21,872)	(31,386)
Balance, end of period	$533,598	$234,074	$767,672
End of period, LFPB net			318,003
Payout annuities and market risk benefits			33,049
Life and annuity claims in course of settlement and claims incurred but not yet reported / Reinsurance losses payable			10,387
Life DPL / Other life and health			35,276
LFPB flooring effect			451
Oxford end of period balance			397,166
Moving and Storage balance			342,645
Property and Casualty balance			156,259
Policy benefit and losses, claims and loss expense balance, end of period			$896,070

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended December 31, 2023
	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands, except for percentages and weighted average information)
Expected gross premiums
Undiscounted balance	$377,068	$319,922	$696,990
Discounted balance at original discount rate	$291,900	$248,221	$540,121
Discounted balance at current discount rate	$281,927	$224,406	$506,333

Expected policy benefits
Undiscounted balance	$752,194	$260,683	$1,012,877
Discounted balance at original discount rate	$519,099	$201,601	$720,700
Discounted balance at current discount rate	$499,702	$181,151	$680,853

Mortality, lapses and morbidity
Mortality actual experience	4.57%	0.00%
Mortality expected experience	5.07%	0.00%
Lapses actual experience	2.18%	0.00%
Lapses expected experience	2.64%	0.00%
Morbidity actual experience	0.00%	81.17%
Morbidity expected experience	0.00%	73.65%

Premiums and interest expense
Gross premiums	$39,979	$27,397	$67,376
Other premiums			—
Total premiums			$67,376
Interest expense	$11,463	$448	$11,911

Expected duration (persistency) of policies in-force (years)	6.9	6.5

Weighted average original interest rate of the liability for future policy benefits	5.00%	4.01%

Weighted average current interest rate of the liability for future policy benefits	4.80%	4.80%

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended December 31, 2022
	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands, except for percentages and weighted average information)
Expected gross premiums
Undiscounted balance	$413,315	$423,366	$836,681
Discounted balance at original discount rate	$318,749	$325,605	$644,354
Discounted balance at current discount rate	$313,083	$300,463	$613,546

Expected policy benefits
Undiscounted balance	$793,511	$334,704	$1,128,215
Discounted balance at original discount rate	$543,111	$255,947	$799,058
Discounted balance at current discount rate	$533,597	$234,075	$767,672

Mortality, lapses and morbidity
Mortality actual experience	4.85%	0.00%
Mortality expected experience	4.80%	0.00%
Lapses actual experience	2.08%	0.00%
Lapses expected experience	2.52%	0.00%
Morbidity actual experience	0.00%	77.94%
Morbidity expected experience	0.00%	71.41%

Premiums and interest expense
Gross premiums	$42,977	$32,108	$75,085
Other premiums			—
Total premiums			$75,085
Interest expense	$11,618	$500	$12,118

Expected duration (persistency) of policies in-force (years)	7.0	6.7

Weighted average original interest rate of the liability for future policy benefits	5.02%	4.02%

Weighted average current interest rate of the liability for future policy benefits	1.52%	1.51%

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances and changes in Liabilities from investment contracts account balances:

Nine Months Ended December 31, 2023
Deferred Annuities
(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,398,884
Deposits received	206,800
Surrenders and withdrawals	(265,999)
Benefit payments	(29,136)
Interest credited	52,594
Other	—
End of period	$2,363,143
Weighted average credited rate	2.96
Cash surrender value	$2,025,409

Nine Months Ended December 31, 2022
Deferred Annuities
(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,336,238
Deposits received	243,144
Surrenders and withdrawals	(195,801)
Benefit payments	(27,207)
Interest credited	40,328
Other	—
End of period	$2,396,702
Weighted average credited rate	2.27
Cash surrender value	$2,062,711

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with the overall strategy of U-Haul Holding Company, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2024, compared with the third quarter and first nine months of fiscal 2023, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources - Summary and Disclosures about Contractual Obligations and Commercial Commitments. We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2024.

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

Description of Operating and Reportable Segments

U-Haul Holding Company’s three operating and reportable segments are:

•
Moving and Storage, comprised of U-Haul Holding Company, U-Haul, and Real Estate and the wholly owned subsidiaries of U-Haul and Real Estate;

•
Property and Casualty Insurance, comprised of Repwest and its wholly owned subsidiaries and ARCOA; and
•
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

Cybersecurity Incident

On September 9, 2022, we announced that the Company was made aware of a data security incident involving U-Haul's information technology network. U-Haul detected a compromise of two unique passwords used to access U-Haul customers' information. U-Haul took immediate steps to contain the incident and promptly enhanced its security measures to prevent any further unauthorized access. U-Haul retained cybersecurity experts and incident response counsel to investigate the incident and implement additional security safeguards. The investigation determined that between November 5, 2021 and April 8, 2022, the threat actor accessed customer contracts containing customers’ names, dates of birth, and driver’s license or state identification numbers. None of U-Haul’s financial, payment processing or email systems were involved. U-Haul has notified impacted customers and relevant governmental authorities.

Several class action lawsuits related to the incident have been filed against U-Haul. The lawsuits have been consolidated into one action in the U.S. District Court for the District of Arizona. On October 27, 2023, the Court dismissed with prejudice all claims except those brought under the California Consumer Privacy Act. The remaining claims will be vigorously defended by the Company; however, the outcome of such lawsuits cannot be predicted or guaranteed with any certainty.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

U-Haul Holding Company and Consolidated Entities

Quarter Ended December 31, 2023 compared with the Quarter Ended December 31, 2022

Listed below, on a consolidated basis, are revenues for our major product lines for the third quarter of fiscal 2024 and the third quarter of fiscal 2023:

	Quarter Ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$839,801	$898,819
Self-storage revenues	210,517	190,483
Self-moving and self-storage products and service sales	70,344	74,851
Property management fees	10,138	10,080
Life insurance premiums	22,574	24,399
Property and casualty insurance premiums	26,490	26,852
Net investment and interest income	57,457	52,294
Other revenue	102,193	97,558
Consolidated revenue	$1,339,514	$1,375,336

Self-moving equipment rental revenues decreased $59.0 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023. Transactions, revenue and average miles driven per transaction decreased. The declines were more pronounced for our one-way business. Compared to the same period last year, we increased the number of Company operated retail locations as well as the number of box trucks, and trailers in the rental fleet.

Self-storage revenues increased $20.0 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023. The average monthly number of occupied units increased by 5.7%, or 30,542 units, during the third quarter of fiscal 2024 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 3.8% improvement in average revenue per occupied foot. During the quarter, we added approximately 1.0 million new net rentable square feet.

Sales of self-moving and self-storage products and services decreased $4.5 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023. This was due to decreased sales of hitches, moving supplies and propane. The decrease in self-moving transactions has negatively impacted the sales of moving supplies.

Life insurance premiums decreased $1.8 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums decreased $0.4 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023.

Net investment and interest income increased $5.2 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023. Moving and Storage accounted for $3.3 million of the improvement due to an increase in interest rates on short-term deposits. Changes in the market value of common stock investments held at our Property and Casualty Insurance subsidiary accounted for $0.4 million of the increase. Our Life Insurance subsidiaries investment income increased $1.5 million primarily from gains on derivatives used as hedges to fixed indexed annuities.

Other revenue increased $4.6 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023, caused primarily by decreases in our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2024 and the third quarter of fiscal 2023. The insurance companies’ third quarters ended September 30, 2023 and 2022.

	Quarter Ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,260,677	$1,296,407
Earnings from operations before equity in earnings of subsidiaries	180,467	304,717
Property and casualty insurance
Revenues	29,303	28,466
Earnings from operations	9,421	10,846
Life insurance
Revenues	52,715	52,962
Earnings (losses) from operations	8,075	4,821
Eliminations
Revenues	(3,181)	(2,499)
Earnings from operations before equity in earnings of subsidiaries	(375)	(373)
Consolidated results
Revenues	1,339,514	1,375,336
Earnings from operations	197,588	320,011

Total costs and expenses increased $86.6 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023. Operating expenses for Moving and Storage increased $36.8 million. Repair expenses associated with the rental fleet experienced a $2.9 million decrease during the quarter while we experienced increases in personnel, property taxes and building maintenance.

Depreciation expense associated with our rental fleet increased $12.6 million for the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $34.3 million as resale values have decreased while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same quarter last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $12.9 million. Net losses on the disposal or retirement of land and buildings increased $1.7 million. Additional details are available in the following Moving and Storage section.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $122.4 million to $197.6 million for the third quarter of fiscal 2024, compared with $320.0 million for the third quarter of fiscal 2023.

Interest expense for the third quarter of fiscal 2024 was $67.5 million, compared with $59.0 million for the third quarter of fiscal 2023, due to an increase in our average cost of debt.

Income tax expense was $30.5 million for the third quarter of fiscal 2024, compared with $61.8 million for the third quarter of fiscal 2023.

As a result of the above-mentioned items, earnings available to common stockholders were $99.2 million for the third quarter of fiscal 2024, compared with $198.9 million for the third quarter of fiscal 2023.

Moving and Storage

Quarter Ended December 31, 2023 compared with the Quarter Ended December 31, 2022

Listed below are revenues for our major product lines at Moving and Storage for the third quarter of fiscal 2024 and the third quarter of fiscal 2023:

	Quarter Ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$841,136	$900,209
Self-storage revenues	210,517	190,483
Self-moving and self-storage products and service sales	70,344	74,851
Property management fees	10,138	10,080
Net investment and interest income	27,723	24,450
Other revenue	100,819	96,334
Moving and Storage revenue	$1,260,677	$1,296,407

Self-moving equipment rental revenues decreased $59.1 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023. Transactions, revenue and average miles driven per transaction decreased. The declines were more pronounced for our one-way business. Compared to the same period last year, we increased the number of Company operated retail locations as well as the number of box trucks, and trailers in the rental fleet.

Self-storage revenues increased $20.0 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023. The average monthly number of occupied units increased by 5.7%, or 30,542 units, during the third quarter of fiscal 2024 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 3.8% improvement in average revenue per occupied foot. During the quarter, we added approximately 1.0 million new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter Ended December 31,
	2023	2022
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	701	659
Square footage as of December 31	59,433	55,004
Average monthly number of units occupied	571	540
Average monthly occupancy rate based on unit count	81.8%	82.9%
End of December occupancy rate based on unit count	81.0%	81.9%
Average monthly square footage occupied	49,515	46,651

Over the last twelve months we added approximately 4.4 million net rentable square feet of new storage to the system. This was a mix of approximately 1.2 million square feet of existing storage locations we acquired and 3.2 million square feet of new development.

Sales of self-moving and self-storage products and services decreased $4.5 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023. This was due to decreased sales of hitches, moving supplies and propane. The decrease in self-moving transactions has negatively impacted the sales of moving supplies.

Net investment and interest income increased $3.3 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023, due to higher interest rates on short-term deposits.

Other revenue increased $4.5 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023, caused primarily by increases in our U-Box® program.

Total costs and expenses increased $88.5 million during the third quarter of fiscal 2024, compared with the third quarter of fiscal 2023. Operating expenses increased $36.8 million. Repair costs associated with the rental fleet experienced a $2.9 million decrease during the quarter. Other increases included personnel, property taxes and building maintenance.

Depreciation expense associated with our rental fleet increased $12.6 million for the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $34.3 million as resale values have decreased while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same quarter last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $12.9 million. Net losses on the disposal or retirement of land and buildings increased $1.7 million. Additional details are available in the following Moving and Storage section.

The components of depreciation, net of gains on disposals were as follows:

	Quarter Ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$143,757	$131,144
Depreciation expense - non rental equipment	24,820	21,291
Depreciation expense - real estate	41,260	31,935
Total depreciation expense	$209,837	$184,370

Gains on disposals of rental equipment	(36,441)	$(70,641)
Loss on disposals of non-rental equipment	252	137
Total gains on disposals equipment	$(36,189)	$(70,504)

Depreciation, net of gains on disposals	$173,648	$113,866

Losses on disposals of real estate	$2,584	$859

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage, before consolidation of the equity in the earnings of the insurance subsidiaries, decreased $124.3 million to $180.5 million for the third quarter of fiscal 2024, compared with $304.7 million for the third quarter of fiscal 2023.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $14.2 million for the third quarter of fiscal 2024, compared with $13.1 million for the third quarter of fiscal 2023.

As a result of the above-mentioned changes in revenues and expenses, consolidated earnings from operations for Moving and Storage decreased to $194.7 million for the third quarter of fiscal 2024, compared with $317.8 million for the third quarter of fiscal 2023.

Property and Casualty Insurance

Quarter Ended September 30, 2023 compared with the Quarter Ended September 30, 2022

Net premiums were $27.3 million and $26.9 million for the quarters ended September 30, 2023 and 2022, respectively. A significant portion of Repwest’s premiums were from policies sold in conjunction with U-Haul rental transactions. The premium written corresponded with improvements in storage and U-Box transactions at U-Haul during the same period.

Net investment and interest income was $2.0 million and $1.6 million for the quarters ended September 30, 2023 and 2022, respectively. The main driver of the change in net investment income was the increase in the market value of unaffiliated common stocks.

Operating expenses were $13.1 million and $11.8 million for the quarters ended September 30, 2023 and 2022, respectively. The change was due to an increase in commissions and personnel.

Benefits and losses incurred were $6.7 million and $5.7 million for the quarters ended September 30, 2023 and 2022, respectively. Benefits and losses incurred corresponded with the change in moving and storage transactions at U-Haul during the same period.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $9.4 million and $10.8 million for the quarters ended September 30, 2023 and 2022, respectively.

Life Insurance

Quarter Ended September 30, 2023 compared with the Quarter Ended September 30, 2022

Net premiums were $22.6 million and $24.4 million for the quarters ended September 30, 2023 and 2022, respectively. Medicare Supplement premiums decreased $1.8 million from the policy decrements offset by premium rate increases. Life premiums decreased $0.4 million primarily from the decrease in sales of single premium life and final expense. Both decreases were due to policyholder lapses currently outweighing sales levels. Deferred annuity deposits were $81.6 million or $7.5 million above prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $28.7 million and $27.2 million for the quarters ended September 30, 2023 and 2022, respectively. Realized gain on derivatives used as hedges to fixed indexed annuities was $1.1 million. Net interest income and other realized gains increased $0.4 million.

Operating expenses were $4.7 million and $5.1 million for the quarters ended September 30, 2023 and 2022, respectively. As sales of new final expense life insurance policies have declined, the associated administrative costs have also decreased.

Benefits and losses incurred were $35.8 million and $36.0 million for the quarters ended September 30, 2023 and 2022, respectively.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset ("SIA") and the value of business acquired (“VOBA”) was $4.2 million and $7.0 million for the quarters ended September 30, 2023 and 2022, respectively. The decrease in DAC amortization is primarily due to a lower amount of mortgage prepayment penalty gains, for which we offset gains with a corresponding level of amortization.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings (losses) from operations were $8.0 million and $4.7 million for the quarters ended September 30, 2023 and 2022, respectively.

U-Haul Holding Company and Consolidated Entities

Nine Months Ended December 31, 2023 compared with the Nine Months Ended December 31, 2022

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2024 and the first nine months of fiscal 2023:

	Nine Months Ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$2,908,412	$3,151,619
Self-storage revenues	618,368	549,246
Self-moving and self-storage products and service sales	262,787	281,066
Property management fees	28,582	28,496
Life insurance premiums	68,203	75,636
Property and casualty insurance premiums	72,383	72,542
Net investment and interest income	186,787	116,376
Other revenue	384,160	401,059
Consolidated revenue	$4,529,682	$4,676,040

Self-moving equipment rental revenues decreased $243.2 million during the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023. Transactions, revenue and average miles driven per transaction decreased. The declines were more pronounced for our one-way business. Compared to the same period last year, we increased the number of Company operated retail locations as well as the number of box trucks, and trailers in the rental fleet.

Self-storage revenues increased $69.1 million during the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023. The average monthly number of occupied units increased by 7.9%, or 41,501 units, during the first nine months of fiscal 2024 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 4.7% improvement in average revenue per occupied foot. During the first nine months, we added approximately 3.1 million of new net rentable square feet.

Sales of self-moving and self-storage products and services decreased $18.3 million for the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023. This was due to decreased sales of hitches, moving supplies and propane. The decrease in self-moving transactions has negatively impacted the sales of moving supplies.

Life insurance premiums decreased $7.4 million during the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums decreased $0.2 million during the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023.

Net investment and interest income increased $70.4 million during the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023. Moving and Storage accounted for $39.1 million of the improvement due to an increase in interest rates on short-term deposits. Changes in the market value of common stocks held at our Property and Casualty Insurance subsidiary accounted for $11.1 million of the increase. Our Life Insurance subsidiaries investment income increased $18.2 million primarily from gains on derivatives used as hedges to fixed indexed annuities.

Other revenue decreased $16.9 million during the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023, caused primarily by decreases in our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2024 and the first nine months of fiscal 2023. The insurance companies’ first nine months ended September 30, 2023 and 2022.

	Nine Months Ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$4,285,768	$4,456,863
Earnings from operations before equity in earnings of subsidiaries	968,862	1,301,277
Property and casualty insurance
Revenues	88,994	74,911
Earnings from operations	36,822	24,883
Life insurance
Revenues	163,918	152,761
Earnings from operations	15,039	10,440
Eliminations
Revenues	(8,998)	(8,495)
Earnings from operations before equity in earnings of subsidiaries	(1,122)	(1,141)
Consolidated results
Revenues	4,529,682	4,676,040
Earnings from operations	1,019,601	1,335,459

Total costs and expenses increased $169.5 million during the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023. Operating expenses for Moving and Storage increased $89.4 million. Repair costs associated with the rental fleet experienced a $44.0 million increase during the first nine months of fiscal 2024 due to the higher cost of preventative maintenance along with the costs associated with selling more retired trucks. Other increases included personnel, property taxes, utilities and building maintenance. Conversely, during the first nine months, we had $28.6 million of decreases for freight and payment processing costs.

Depreciation expense associated with our rental fleet increased $32.4 million for the first nine months of fiscal 2024 compared with the first nine months of fiscal 2023 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $60.5 million as resale values have decreased while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same period last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $27.7 million. Net losses on the disposal or retirement of land and buildings increased $0.3 million. Additional details are available in the following Moving and Storage section.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $315.9 million to $1,019.6 million for the first nine months of fiscal 2024, as compared with $1,335.5 million for the first nine months of fiscal 2023.

Interest expense for the first nine months of fiscal 2024 was $192.0 million, compared with $166.0 million for the first nine months of fiscal 2023, due to an increase in our average cost of debt.

Income tax expense was $196.9 million for the first nine months of fiscal 2024, compared with $280.4 million for the first nine months of fiscal 2023.

As a result of the above-mentioned items, earnings available to common stockholders were $629.6 million for the first nine months of fiscal 2024, compared with $887.1 million for the first nine months of fiscal 2023.

Moving and Storage

Nine Months Ended December 31, 2023 compared with the Nine Months Ended December 31, 2022

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2024 and the first nine months of fiscal 2023:

	Nine Months Ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$2,911,903	$3,155,295
Self-storage revenues	618,368	549,246
Self-moving and self-storage products and service sales	262,787	281,066
Property management fees	28,582	28,496
Net investment and interest income	83,538	44,467
Other revenue	380,590	398,293
Moving and Storage revenue	$4,285,768	$4,456,863

Self-moving equipment rental revenues decreased $243.4 million during the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023. Transactions, revenue and average miles driven per transaction decreased. The declines were more pronounced for our one-way business. Compared to the same period last year, we increased the number of Company operated retail locations as well as the number of box trucks, and trailers in the rental fleet.

Self-storage revenues increased $69.1 million during the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023. The average monthly number of occupied units increased by 7.9%, or 41,501 units, during the first nine months of fiscal 2024 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 4.7% improvement in average revenue per occupied foot. During the first nine months, we added approximately 3.1 million of new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Nine Months Ended December 31,
	2023	2022
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	701	659
Square footage as of December 31	59,433	55,004
Average monthly number of units occupied	571	533
Average monthly occupancy rate based on unit count	82.9%	84.2%
End of December occupancy rate based on unit count	81.0%	81.9%
Average monthly square footage occupied	49,358	46,012

Over the last twelve months we added approximately 4.4 million net rentable square feet of new storage to the system. This was a mix of approximately 1.2 million square feet of existing storage locations we acquired and 3.2 million square feet of new development.

Sales of self-moving and self-storage products and services decreased $18.3 million for the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023. This was due to decreased sales of hitches, moving supplies and propane. The decrease in self-moving transactions has negatively impacted the sales of moving supplies.

Net investment and interest income increased $39.1 million during the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023, due to higher interest rates on short-term deposits.

Other revenue decreased $17.7 million during the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023, caused primarily by decreases in our U-Box® program.

Total costs and expenses increased $161.3 million during the first nine months of fiscal 2024, compared with the nine months of fiscal 2023. Operating expenses increased $89.4 million. Repair costs associated with the rental fleet experienced a $44.0 million increase during the first nine months of fiscal 2024 due to the higher cost of preventative maintenance along with the costs associated with selling more retired trucks. Other increases included personnel, property taxes, utilities and building maintenance. Conversely, during the first nine months we had $28.6 million of decreases for freight and payment processing costs.

Depreciation expense associated with our rental fleet increased $32.4 million for the first nine months of fiscal 2024 compared with the first nine months of fiscal 2023 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $60.5 million as resale values have decreased while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same quarter last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $27.7 million. Net losses on the disposal or retirement of land and buildings increased $0.3 million. Additional details are available in the following Moving and Storage section.

The components of depreciation, net of gains on disposals for the first nine months of fiscal 2024 were as follows:

	Nine Months Ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$419,290	$386,885
Depreciation expense - non rental equipment	70,514	64,458
Depreciation expense - real estate	114,433	92,832
Total depreciation expense	$604,237	$544,175

Gains on disposals of rental equipment	$(139,176)	$(198,954)
(Gain) loss on disposals of non-rental equipment	523	(241)
Total gains on disposals equipment	$(138,653)	$(199,195)

Depreciation, net of gains on disposals	$465,584	$344,980

Losses on disposals of real estate	$5,320	$5,038

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $968.9 million for the first nine months of fiscal 2024, compared with $1,301.3 million for the first nine months of fiscal 2023.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $41.3 million for the first nine months of fiscal 2024, compared with $24.6 million for the first nine months of fiscal 2023.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $1,010.2 million for the first nine months of fiscal 2024, compared with $1,325.9 million for the first nine months of fiscal 2023.

Property and Casualty Insurance

Nine Months Ended September 30, 2023 compared with the Nine Months Ended September 30, 2022

Net premiums were $74.7 million and $73.6 million for the nine months ended September 30, 2023 and 2022, respectively. A significant portion of Repwest’s premiums come from policies sold in conjunction with U-Haul rental transactions. The premium written corresponded with improvements in storage and U-Box transactions at U-Haul during the same period.

Net investment and interest income was $14.3 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. The main driver of the change in net investment income was the increase in the market value of investments in common stock.

Operating expenses were $36.5 million and $33.6 million for the nine months ended September 30, 2023 and 2022, respectively. The change was due to an increase in commissions and personnel.

Benefits and losses incurred were $15.4 million and $16.2 million for the nine months ended September 30, 2023 and 2022, respectively. Benefits and losses incurred corresponded with the change in moving and storage transactions at U-Haul during the same period.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $36.8 million and $24.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Life Insurance

Nine Months Ended September 30, 2023 compared with the Nine Months Ended September 30, 2022

Net premiums were $68.2 million and $75.6 million for the nine months ended September 30, 2023 and 2022, respectively. Medicare Supplement premiums decreased $4.7 million. Life premiums decreased $2.6 million primarily from the decrease in sales of single premium life and final expense. Deferred annuity deposits were $206.8 million or $36.3 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $91.8 million and $73.7 million for the nine months ended September 30, 2023 and 2022, respectively. Realized gain on derivatives used as hedges to fixed indexed annuities was $13.0 million current year-to-date. The change in the provision for expected credit losses resulted in a $2.1 million decrease to investment income. Net interest income and other realized gains increased $3.1 million.

Operating expenses were $14.8 million and $15.8 million for the nine months ended September 30, 2023 and 2022, respectively.

Benefits and losses incurred were $115.0 million and $104.8 million for the nine months ended September 30, 2023 and 2022, respectively. Interest credited to policyholders increased $15.1 million due to an increase in the interest credited rates on equity - indexed annuities. Life benefits decreased $2.9 million due to lower death claims related to COVID-19 and lower sales. Medicare supplement benefits decreased by $3.6 million from the declined policies in force.

Amortization of DAC, SIA and VOBA were $19.0 million and $21.6 million for the nine months ended September 30, 2023 and 2022, respectively.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $14.7 million and $10.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

We believe our current capital structure is a positive factor that will enable us to pursue our operational plans and goals and provide us with sufficient liquidity. There are many factors that could affect our liquidity, including some which are beyond our control, and there is no assurance that future cash flows and liquidity resources will be sufficient to meet our outstanding debt obligations and our other future capital needs.

As of December 31, 2023, cash and cash equivalents totaled $1,806.0 million, compared with $2,060.5 million as of March 31, 2023. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of December 31, 2023 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, other investments, fixed maturities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,736,295	$36,951	$32,730
Other financial assets	386,384	401,829	2,627,129
Debt obligations (b)	6,471,405	—	—

(a) As of September 30, 2023
(b) Excludes ($34,096) of debt issuance costs

As of December 31, 2023, Moving and Storage had additional cash available under existing credit facilities of $475.0 million. The majority of invested cash at the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities decreased $275.6 million in the first nine months of fiscal 2024 compared with the first nine months of fiscal 2023 due to a decrease in operating profits combined with an increase in claim payments at Moving and Storage.

Net cash used in investing activities decreased $161.9 million in the first nine months of fiscal 2024, compared with the first nine months of fiscal 2023. Purchases of property, plant and equipment increased $321.5 million. Fleet related spending increased $334.4 million while investment spending on real estate and development decreased $34.6 million. Cash from the sales of property, plant and equipment increased $64.6 million largely due to fleet sales. For our insurance subsidiaries, net cash provided in investing activities increased $136.6 million due to a decrease in purchases in fixed maturity investments and net cash provided by investing activities for Moving and Storage increased $278.7 million on short-term Treasury notes.

Net cash provided by financing activities increased $36.0 million in the first nine months of fiscal 2024, as compared with the first nine months of fiscal 2023. This was due to a combination of decreased debt payments of $70.3 million, decreased finance lease repayments of $9.1 million, an increase in cash from borrowings of $61.1 million, a decrease in dividend payments of $3.7 million and an increase in net annuity withdrawals from Life Insurance of $109.3 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2024, the Company will reinvest in its rental equipment fleet approximately $930 million, net of equipment sales and excluding any lease buyouts. Through the first nine months of fiscal 2024, the Company invested, net of sales, approximately $755 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2024 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2024 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. For the first nine months of fiscal 2024, the Company invested $969 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2024, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties and the availability of labor and materials. We are likely to maintain a high level of real estate capital expenditures in fiscal 2024. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $1,802.8 million and $1,545.9 million for the first nine months of fiscal 2024 and 2023, respectively. The components of our net capital expenditures are provided in the following table:

	Nine Months Ended December 31,
	2023	2022
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$1,350,024	$1,015,634
Purchases of real estate, construction and renovations	968,543	1,003,187
Other capital expenditures	82,382	60,669
Gross capital expenditures	2,400,949	2,079,490
Less: Sales of property, plant and equipment	(598,170)	(533,595)
Net capital expenditures	$1,802,779	$1,545,895

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

Property and Casualty Insurance’s stockholder’s equity was $319.8 million and $294.5 million as of September 30, 2023 and December 31, 2022, respectively. The increase resulted from net earnings of $29.3 million and a decrease in other comprehensive income of $4.0 million due to the decrease in the market value of its investment portfolio. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net withdrawals as of September 30, 2023 were $87.8 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $122.5 million and $132.2 million as of September 30, 2023 and December 31, 2022, respectively. The decrease resulted from net earnings of $12.1 million and a decrease in other comprehensive income of $21.8 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of September 30, 2023, Oxford had outstanding deposits of $60.0 million in the FHLB with an availability of $82.8 million, for which Oxford pays fixed interest rates between 0.49% and 4.30% with maturities between March 29, 2024 and September 30, 2027. As of September 30, 2023, available-for-sale-investments held with the FHLB totaled $93.5 million, of which $62.8 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within liabilities from investment contracts on the consolidated balance sheets.

Cash Flows by Operating Segments

Moving and Storage

Net cash provided from operating activities were $1,147.0 million and $1,419.0 million for the first nine months of fiscal 2024 and 2023, respectively, due to a decrease in operating profits combined with an increase in claim payments.

Property and Casualty Insurance

Net cash provided by operating activities were $27.4 million and $30.2 million for the first nine months ended September 30, 2023 and 2022, respectively. The decrease was due to the timing of payables activity within the normal course of business.

Property and Casualty Insurance’s cash and cash equivalents amounted to $37.0 million and $11.3 million as of September 30, 2023 and December 31, 2022, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet our future operating cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $65.6 million and $66.5 million for the first nine months ended September 30, 2023 and 2022, respectively. The decrease in operating cash flows was primarily due to timing of settlement of receivables for securities. This was offset by the decrease in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of September 30, 2023 and December 31, 2022, cash and cash equivalents amounted to $32.7 million and $15.0 million, respectively. Management believes that the overall sources of liquidity are adequate to meet our future operating cash needs.

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

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of December 31, 2023, we had available borrowing capacity under existing credit facilities of $475.0 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long term debt and borrowing capacity, please see Note 4, Notes, Loans and Finance Lease Payable, net, of the Notes to Consolidated Financial Statements.

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

Consolidating Schedules by Operating and Reporting Segment (Unaudited)

This information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent with its subsidiaries.

Consolidating balance sheets as of December 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$1,736,295	$36,951	$32,730	$—		$1,805,976
Trade receivables and reinsurance recoverables, net	118,805	49,951	27,174	—		195,930
Inventories and parts	155,161	—	—	—		155,161
Prepaid expenses	240,525	—	—	—		240,525
Fixed maturity securities available-for-sale, net, at estimated fair value	173,601	233,863	2,067,160	—		2,474,624
Equity securities, at estimated fair value	0	40,254	19,421	—		59,675
Investments, other	22,058	117,204	520,991	—		660,253
Deferred policy acquisition costs, net	—	—	120,834	—		120,834
Other assets	46,132	675	6,000	—		52,807
Right of use assets - financing, net	326,244	—	—	—		326,244
Right of use assets - operating, net	64,508	720	133	—		65,361
Related party assets	71,920	811	11,804	(35,769)	(c)	48,766
	2,955,249	480,429	2,806,247	(35,769)		6,206,156

Investment in subsidiaries	442,243	—	—	(442,243)	(b)	—

Property, plant and equipment, at cost:
Land	1,649,346	—	—	—		1,649,346
Buildings and improvements	7,943,232	—	—	—		7,943,232
Furniture and equipment	983,683	—	—	—		983,683
Rental trailers and other rental equipment	927,038	—	—	—		927,038
Rental trucks	6,183,293	—	—	—		6,183,293
	17,686,592	—	—	—		17,686,592
Less: Accumulated depreciation	(4,890,172)	—	—	—		(4,890,172)
Total property, plant and equipment, net	12,796,420	—	—	—		12,796,420
Total assets	$16,193,912	$480,429	$2,806,247	$(478,012)		$19,002,576

(a) Balances as of September 30, 2023
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets as of December 31, 2023 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$715,532	$4,243	$9,569	$—		$729,344
Notes, loans and finance leases payable, net	6,437,309	—	—	—		6,437,309
Operating lease liabilities	63,673	736	133	—		64,542
Policy benefits and losses, claims and loss expenses payable	317,409	148,467	373,069	—		838,945
Liabilities from investment contracts	—	—	2,363,143	—		2,363,143
Other policyholders' funds and liabilities	—	545	7,467	—		8,012
Deferred income	45,711	—	—	—		45,711
Deferred income taxes, net	1,508,199	2,098	(82,528)	—		1,427,769
Related party liabilities	24,555	4,568	12,923	(42,046)	(c)	—
Total liabilities	9,112,388	160,657	2,683,776	(42,046)		11,914,775

Stockholders' equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common stock	176	—	—	—		176
Additional paid-in capital	453,853	91,120	26,271	(117,601)	(b)	453,643
Accumulated other comprehensive income (loss)	(314,919)	(18,736)	(247,742)	272,755	(b)	(308,642)
Retained earnings	7,609,567	244,087	341,442	(585,319)	(b)	7,609,777
Cost of common stock in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred stock in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	7,081,524	319,772	122,471	(435,966)		7,087,801
Total liabilities and stockholders' equity	$16,193,912	$480,429	$2,806,247	$(478,012)		$19,002,576

(a) Balances as of September 30, 2023
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets as of March 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

Assets:	(In thousands)
Cash and cash equivalents	$2,034,242	$11,276	$15,006	$—		$2,060,524
Trade receivables and reinsurance recoverables, net	107,823	48,344	33,331	—		189,498
Inventories and parts	151,474	—	—	—		151,474
Prepaid expenses	241,711	—	—	—		241,711
Fixed maturity securities available-for-sale, net, at estimated fair value	227,737	230,182	2,251,118	—		2,709,037
Equity securities, at estimated fair value	—	40,974	20,383	—		61,357
Investments, other	23,314	125,130	427,096	—		575,540
Deferred policy acquisition costs, net	—	—	128,463	—		128,463
Other assets	46,438	730	3,884	—		51,052
Right of use assets - financing, net	474,765	—	—	—		474,765
Right of use assets - operating, net	57,978	914	25	—		58,917
Related party assets	69,144	2,347	12,268	(35,451)	(c)	48,308
	3,434,626	459,897	2,891,574	(35,451)		6,750,646

Investment in subsidiaries	426,779	—	—	(426,779)	(b)	—

Property, plant and equipment, at cost:
Land	1,537,206	—	—	—		1,537,206
Buildings and improvements	7,088,810	—	—	—		7,088,810
Furniture and equipment	928,241	—	—	—		928,241
Rental trailers and other rental equipment	827,696	—	—	—		827,696
Rental trucks	5,278,340	—	—	—		5,278,340
	15,660,293	—	—	—		15,660,293
Less: Accumulated depreciation	(4,310,205)	—	—	—		(4,310,205)
Total property, plant and equipment, net	11,350,088	—	—	—		11,350,088
Total assets	$15,211,493	$459,897	$2,891,574	$(462,230)		$18,100,734

(a) Balances as of December 31, 2022
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets as of March 31, 2023 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$729,679	$4,470	$26,890	$—		$761,039
Notes, loans and finance leases payable, net	6,108,042	—	—	—		6,108,042
Operating lease liabilities	57,418	928	27	—		58,373
Policy benefits and losses, claims and loss expenses payable	335,227	153,007	391,968	—		880,202
Liabilities from investment contracts	—	—	2,398,884	—		2,398,884
Other policyholders' funds and liabilities	—	2,702	5,530	—		8,232
Deferred income	52,282	—	—	—		52,282
Deferred income taxes, net	1,405,391	1,713	(77,615)	—		1,329,489
Related party liabilities	25,082	2,544	13,644	(41,270)	(c)	—
Total liabilities	8,713,121	165,364	2,759,328	(41,270)		11,596,543

Stockholders' equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common Stock	176	—	—	—		176
Additional paid-in capital	453,853	91,120	26,271	(117,601)	(b)	453,643
Accumulated other comprehensive income (loss)	(291,442)	(14,720)	(225,904)	246,443	(b)	(285,623)
Retained earnings	7,002,938	214,832	329,379	(544,001)	(b)	7,003,148
Cost of common shares in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred shares in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	6,498,372	294,533	132,246	(420,960)		6,504,191
Total liabilities and stockholders' equity	$15,211,493	$459,897	$2,891,574	$(462,230)		$18,100,734

(a) Balances as of December 31, 2022
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating statement of operations by operating segment for the quarter ended December 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$841,136	$—	$—	$(1,335)	(c)	$839,801
Self-storage revenues	210,517	—	—	—		210,517
Self-moving and self-storage products and service sales	70,344	—	—	—		70,344
Property management fees	10,138	—	—	—		10,138
Life insurance premiums	—	—	22,574	—		22,574
Property and casualty insurance premiums	—	27,290	—	(800)	(c)	26,490
Net investment and interest income	27,723	2,013	28,693	(972)	(b)	57,457
Other revenue	100,819	—	1,448	(74)	(b)	102,193
Total revenues	1,260,677	29,303	52,715	(3,181)		1,339,514

Costs and expenses:
Operating expenses	754,859	13,117	4,633	(2,204)	(b,c)	770,405
Commission expenses	87,955	—	—	—		87,955
Cost of sales	51,536	—	—	—		51,536
Benefits and losses	—	6,673	35,822	—		42,495
Amortization of deferred policy acquisition costs	—	—	4,155	—		4,155
Lease expense	9,628	92	30	(602)	(b)	9,148
Depreciation, net of gains on disposals	173,648	—	—	—		173,648
Net losses on disposal of real estate	2,584	—	—	—		2,584
Total costs and expenses	1,080,210	19,882	44,640	(2,806)		1,141,926

Earnings from operations before equity in earnings of subsidiaries	180,467	9,421	8,075	(375)		197,588

Equity in earnings of subsidiaries	14,226	—	—	(14,226)	(d)	—

Earnings from operations	194,693	9,421	8,075	(14,601)		197,588
Other components of net periodic benefit costs	(365)	—	—	—		(365)
Interest expense	(67,705)	—	(120)	375	(b)	(67,450)
Pretax earnings	126,623	9,421	7,955	(14,226)		129,773
Income tax expense	(27,399)	(1,914)	(1,236)	—		(30,549)
Net earnings available to common stockholders	$99,224	$7,507	$6,719	$(14,226)		$99,224

(a) Balances for the quarter ended September 30, 2023
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by operating segment for the quarter ended December 31, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$900,209	$—	$—	$(1,390)	(c)	$898,819
Self-storage revenues	190,483	—	—	—		190,483
Self-moving and self-storage products and service sales	74,851	—	—	—		74,851
Property management fees	10,080	—	—	—		10,080
Life insurance premiums	—	—	24,399	—		24,399
Property and casualty insurance premiums	—	26,852	—	—	(c)	26,852
Net investment and interest income	24,450	1,614	27,230	(1,000)	(b)	52,294
Other revenue	96,334	—	1,333	(109)	(b)	97,558
Total revenues	1,296,407	28,466	52,962	(2,499)		1,375,336

Costs and expenses:
Operating expenses	718,067	11,790	5,109	(1,497)	(b,c)	733,469
Commission expenses	95,980	—	—	—		95,980
Cost of sales	54,616	—	—	—		54,616
Benefits and losses	—	5,737	36,027	—		41,764
Amortization of deferred policy acquisition costs	—	—	6,979	—		6,979
Lease expense	8,302	93	26	(629)	(b)	7,792
Depreciation, net of gains on disposals	113,866	—	—	—		113,866
Net losses on disposal of real estate	859	—	—	—		859
Total costs and expenses	991,690	17,620	48,141	(2,126)		1,055,325

Earnings from operations before equity in earnings of subsidiaries	304,717	10,846	4,821	(373)		320,011

Equity in earnings of subsidiaries	13,091	—	—	(13,091)	(d)	—

Earnings from operations	317,808	10,846	4,821	(13,464)		320,011
Other components of net periodic benefit costs	(304)	—	—	—		(304)
Interest expense	(59,294)	—	(120)	373	(b)	(59,041)
Fees on early extinguishment of debt	(50)	—	—	—		(50)
Pretax earnings	258,160	10,846	4,701	(13,091)		260,616
Income tax expense	(58,524)	(2,167)	(1,073)	—		(61,764)
Net earnings available to common stockholders	$199,636	$8,679	$3,628	$(13,091)		$198,852

(a) Balances for the quarter ended September 30, 2022
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by operating segment for the nine months ended December 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$2,911,903	$—	$—	$(3,491)	(c)	$2,908,412
Self-storage revenues	618,368	—	—	—		618,368
Self-moving and self-storage products and service sales	262,787	—	—	—		262,787
Property management fees	28,582	—	—	—		28,582
Life insurance premiums	—	—	68,203	—		68,203
Property and casualty insurance premiums	—	74,708	—	(2,325)	(c)	72,383
Net investment and interest income	83,538	14,286	91,825	(2,862)	(b)	186,787
Other revenue	380,590	—	3,890	(320)	(b)	384,160
Total revenues	4,285,768	88,994	163,918	(8,998)		4,529,682

Costs and expenses:
Operating expenses	2,323,759	36,537	14,730	(6,122)	(b,c)	2,368,904
Commission expenses	306,843	—	—	—		306,843
Cost of sales	188,831	—	—	—		188,831
Benefits and losses	—	15,360	115,032	—		130,392
Amortization of deferred policy acquisition costs	—	—	19,026	—		19,026
Lease expense	26,569	275	91	(1,754)	(b)	25,181
Depreciation, net of gains on disposals	465,584	—	—	—		465,584
Net losses on disposal of real estate	5,320	—	—	—		5,320
Total costs and expenses	3,316,906	52,172	148,879	(7,876)		3,510,081

Earnings from operations before equity in earnings of subsidiaries	968,862	36,822	15,039	(1,122)		1,019,601

Equity in earnings of subsidiaries	41,318	—	—	(41,318)	(d)	—

Earnings from operations	1,010,180	36,822	15,039	(42,440)		1,019,601
Other components of net periodic benefit costs	(1,094)	—	—	—		(1,094)
Interest expense	(192,753)	—	(360)	1,122	(b)	(191,991)
Pretax earnings	816,333	36,822	14,679	(41,318)		826,516
Income tax expense	(186,763)	(7,567)	(2,616)	—		(196,946)
Net earnings available to common stockholders	$629,570	$29,255	$12,063	$(41,318)		$629,570

(a) Balances for the nine months ended September 30, 2023
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by operating segment for the nine months ended December 31, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$3,155,295	$—	$—	$(3,676)	(c)	$3,151,619
Self-storage revenues	549,246	—	—	—		549,246
Self-moving and self-storage products and service sales	281,066	—	—	—		281,066
Property management fees	28,496	—	—	—		28,496
Life insurance premiums	—	—	75,636	—		75,636
Property and casualty insurance premiums	—	73,642	—	(1,100)	(c)	72,542
Net investment and interest income	44,467	1,269	73,659	(3,019)	(b)	116,376
Other revenue	398,293	—	3,466	(700)	(b)	401,059
Total revenues	4,456,863	74,911	152,761	(8,495)		4,676,040

Costs and expenses:
Operating expenses	2,234,359	33,560	15,776	(5,465)	(b,c)	2,278,230
Commission expenses	339,814	—	—	—		339,814
Cost of sales	206,912	—	—	—		206,912
Benefits and losses	—	16,191	104,842	—		121,033
Amortization of deferred policy acquisition costs	—	—	21,623	—		21,623
Lease expense	24,483	277	80	(1,889)	(b)	22,951
Depreciation, net of gains on disposals	344,980	—	—	—		344,980
Net gains on disposal of real estate	5,038	—	—	—		5,038
Total costs and expenses	3,155,586	50,028	142,321	(7,354)		3,340,581

Earnings from operations before equity in earnings of subsidiaries	1,301,277	24,883	10,440	(1,141)		1,335,459

Equity in earnings of subsidiaries	24,618	—	—	(24,618)	(d)	—

Earnings from operations	1,325,895	24,883	10,440	(25,759)		1,335,459
Other components of net periodic benefit costs	(912)	—	—	—		(912)
Interest expense	(166,814)	—	(360)	1,141	(b)	(166,033)
Fees on early extinguishment of debt	(1,009)	—	—	—		(1,009)
Pretax earnings	1,157,160	24,883	10,080	(24,618)		1,167,505
Income tax expense	(273,701)	(5,089)	(1,652)	—		(280,442)
Net earnings available to common stockholders	$883,459	$19,794	$8,428	$(24,618)		$887,063

(a) Balances for the nine months ended September 30, 2022
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by operating segment for the nine months ended December 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$629,570	$29,255	$12,063	$(41,318)	$629,570
Earnings from consolidated entities	(41,318)	—	—	41,318	—
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	604,237	—	—	—	604,237
Amortization of premiums and accretion of discounts related to investments, net	—	1,187	11,718	—	12,905
Amortization of debt issuance costs	5,295	—	—	—	5,295
Interest credited to policyholders	—	—	52,099	—	52,099
Provision for allowance (recoveries) for losses on trade receivables, net	1,241	(86)	—	—	1,155
Non cash lease expense	11,338	—	—	—	11,338
Net gains on disposal of personal property	(138,653)	—	—	—	(138,653)
Net losses on disposal of real estate	5,320	—	—	—	5,320
Net gains on sales of investments	—	2	(664)	—	(662)
Net gains on equity securities	—	(174)	—	—	(174)
Deferred income taxes	102,974	8	(983)	—	101,999
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(12,171)	(1,203)	6,157	—	(7,217)
Inventories and parts, net	(3,698)	—	—	—	(3,698)
Prepaid expenses	1,509	—	—	—	1,509
Deferred policy acquisition costs, net	—	—	7,629	—	7,629
Other assets	(18,764)	360	(2,223)	—	(20,627)
Related party assets	(2,609)	1,536	—	—	(1,073)
Accounts payable and accrued expenses and operating lease liabilities	28,117	1,219	(15,120)	—	14,216
Policy benefits and losses, claims and loss expenses payable	(18,250)	(4,540)	(6,929)	—	(29,719)
Other policyholders' funds and liabilities	—	(2,157)	3,023	—	866
Deferred income	(6,629)	—	(417)	—	(7,046)
Related party liabilities	(529)	2,024	(721)	—	774
Net cash provided by operating activities	1,146,980	27,431	65,632	—	1,240,043

Cash flows from investing activities:
Escrow deposits	1,045	—	—	—	1,045
Purchases of:
Property, plant and equipment	(2,400,949)	—	—	—	(2,400,949)
Fixed maturity securities available-for-sale	(171,317)	(22,144)	(76,922)	—	(270,383)
Equity securities	—	(518)	(1)	—	(519)
Investments, other	(16)	(9,276)	(123,671)	—	(132,963)
Proceeds from sales and paydowns of:
Property, plant and equipment	598,170	—	—	—	598,170
Fixed maturity securities available-for-sale	225,000	12,173	210,316	—	447,489
Equity securities	—	1,413	4	—	1,417
Investments, other	—	16,596	30,204	—	46,800
Net cash used by investing activities	(1,748,067)	(1,756)	39,930	—	(1,709,893)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2023

Consolidating cash flow statements by operating segment for the nine months ended December 31, 2023 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	1,037,082	—	—	—	1,037,082
Principal repayments on credit facilities	(625,067)	—	—	—	(625,067)
Payments of debt issuance costs	(4,072)	—	—	—	(4,072)
Finance lease payments	(86,166)	—	—	—	(86,166)
Securitization deposits	236	—	—	—	236
Series N Non-Voting Common Stock dividends paid	(22,941)	—	—	—	(22,941)
Investment contract deposits	—	—	214,312	—	214,312
Investment contract withdrawals	—	—	(302,150)	—	(302,150)
Net cash provided by financing activities	299,072	—	(87,838)	—	211,234

Effects of exchange rate on cash	4,068	—	—	—	4,068

Increase (decrease) in cash and cash equivalents	(297,947)	25,675	17,724	—	(254,548)
Cash and cash equivalents at beginning of period	2,034,242	11,276	15,006	—	2,060,524
Cash and cash equivalents at end of period	$1,736,295	$36,951	$32,730	$—	$1,805,976
	(page 2 of 2)
(a) Balance for the period ended September 30, 2023

Consolidating cash flow statements by operating segment for the nine months ended December 31, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$887,063	$19,794	$8,428	$(28,222)	$887,063
Earnings from consolidated entities	(28,222)	—	—	28,222	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	544,176	—	—	—	544,176
Amortization of premiums and accretion of discounts related to investments, net	—	1,285	13,947	—	15,232
Amortization of debt issuance costs	5,694	—	—	—	5,694
Interest credited to policyholders	—	—	39,048	—	39,048
Provision for allowance (recoveries) for losses on trade receivables, net	(4,470)	(147)	—	—	(4,617)
Non cash lease expense	16,417	—	—	—	16,417
Net gains on disposal of personal property	(199,196)	—	—	—	(199,196)
Net losses on disposal of real estate	5,038	—	—	—	5,038
Net (gains) losses on sales of investments	—	(75)	8,770	—	8,695
Net losses on equity securities	—	10,906	—	—	10,906
Deferred income taxes	125,717	(1,594)	(2,416)	—	121,707
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	23,092	(752)	3,513	—	25,853
Inventories and parts, net	8,673	—	—	—	8,673
Prepaid expenses	7,867	—	—	—	7,867
Deferred policy acquisition costs, net	—	—	1,217	—	1,217
Other assets	(13,126)	122	(730)	—	(13,734)
Related party assets	(29,478)	2,703	—	—	(26,775)
Accounts payable and accrued expenses	61,253	2,096	(919)	—	62,430
Policy benefits and losses, claims and loss expenses payable	13,299	(4,120)	(7,491)	—	1,688
Other policyholders' funds and liabilities	—	633	1,134	—	1,767
Deferred income	(4,013)	—	1,845	—	(2,168)
Related party liabilities	(799)	(617)	115	—	(1,301)
Net cash provided by operating activities	1,418,985	30,234	66,461	—	1,515,680

Cash flows from investing activities:
Escrow deposits	159	—	—	—	159
Purchases of:
Property, plant and equipment	(2,079,490)	—	—	3,066	(2,076,424)
Fixed maturity securities available-for-sale	(224,999)	(42,039)	(224,393)	—	(491,431)
Equity securities	—	(3,177)	(1,651)	—	(4,828)
Investments, other	(2,677)	(77,686)	(125,309)	—	(205,672)
Proceeds from sales and paydowns of:
Property, plant and equipment	533,595	—	—	—	533,595
Fixed maturity securities available-for-sale	—	17,938	130,352	—	148,290
Equity securities	—	1,181	6	—	1,187
Investments, other	—	83,254	143,166	(3,066)	223,354
Net cash used by investing activities	(1,773,412)	(20,529)	(77,829)	—	(1,871,770)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2022

Consolidating cash flow statements by operating segment for the nine months ended December 31, 2022 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	975,966	—	—	—	975,966
Principal repayments on credit facilities	(695,321)	—	—	—	(695,321)
Payment of debt issuance costs	(4,962)	—	—	—	(4,962)
Finance lease payments	(95,290)	—	—	—	(95,290)
Securitization deposits	137	—	—	—	137
Voting Common Stock dividends paid	(19,608)	—	—	—	(19,608)
Non-Voting Common Stock dividends paid	(7,059)	—	—	—	(7,059)
Investment contract deposits	—	—	258,157	—	258,157
Investment contract withdrawals	—	—	(236,742)	—	(236,742)
Net cash provided by financing activities	153,863	—	21,415	—	175,278

Effects of exchange rate on cash	(12,706)	—	—	—	(12,706)

Increase (decrease) in cash and cash equivalents	(213,270)	9,705	10,047	—	(193,518)
Cash and cash equivalents at beginning of period	2,643,213	10,800	50,124	—	2,704,137
Cash and cash equivalents at end of period	$2,429,943	$20,505	$60,171	$—	$2,510,619
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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform their obligations. Following is a summary of our interest rate swap agreements as of December 31, 2023:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$58,487	$2,234	7/15/2022	7/15/2032	2.86%	1 Month SOFR
71,000	1,905	8/1/2022	8/1/2026	2.72%	1 Month SOFR
70,500	1,770	8/1/2022	8/31/2026	2.75%	1 Month SOFR
100,000	(823)	8/31/2023	8/31/2025	4.71%	1 Month SOFR

As of December 31, 2023, we had $749.4 million of variable rate debt obligations, of this amount, $449.4 million is not fixed through interest rate swaps. If Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $4.5 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of December 31, 2023 and March 31, 2023, these derivative hedges had a net market value of $8.8 million and $4.3 million, with notional amounts of $535.5 million and $465.7 million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.2% of our revenue was generated in Canada during both the first nine months of fiscal 2024 and 2023. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based upon that evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Previously Disclosed Material Weaknesses and Remediation Plan

Two-Class Method of Earnings per Share. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we implemented a plan to address the material weakness related to the accounting for the two-class method of earnings per share associated with the recently issued UHAL.B common stock, including:

•
Redesigning the related control

•
Conducting relevant training for personnel involved in the process and control functions

•
Enhancing the procedures and control activity documentation

These actions were completed in advance of our year end close process as of March 31, 2023, and the redesigned control operated as planned as part of our March 31, 2023, year-end close process.

In conjunction with our interim period close process as of September 30, 2023, the redesigned control again operated as designed. Therefore, based upon our testing of the redesigned control over these instances, we have concluded that the material weakness related to the calculation of earnings per share using the two-class method associated with the recently issued UHAL.B common stock, has been remediated.

General Information Technology Controls. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we determined a material weakness existed as management did not fully design, implement and monitor general information technology controls in the areas of program change management, user access, segregation of duties, and cyber security for systems supporting substantially all of the Company’s internal control processes. A substantial portion of the Company’s controls are dependent upon the information derived from the information technology systems and therefore the dependent controls were concluded to be ineffective. Our management, under the oversight of our Audit Committee, has begun evaluating and implementing new controls or redesigning controls to remediate the control deficiencies giving rise to this material weakness. These remediations measures have included:

•
Assessing and formalizing the design of certain information technology policies
•
Implementing controls and procedures relating to program change management, user access, segregation of duties and cyber security for systems supporting substantially all of the Company’s internal control processes
•
Developing monitoring controls and protocols that will allow us to timely assess the design and operating effectiveness of the new and redesigned controls
•
Strengthening of password policies
•
Conducting more frequent end-user access reviews
•
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

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
3.1	Amended and Restated Articles of Incorporation of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on June 9, 2016, file no. 1-11255
3.2	U-Haul Holding Company Certificate of Designation of Series N Non-Voting Common Stock	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-A, filed on October 24, 2022, file no. 1-11255
3.3	Restated Bylaws of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on December 19, 2022, file no. 1-11255
3.4	Articles of Conversion/Exchange/Merger	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on December 19, 2022, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Filed herewith
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-Haul Holding Company

Date: February 7, 2024	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: February 7, 2024	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: February 7, 2024	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)