Form 10-K
period 2024-03-31
U-Haul Holding Co /NV/
filed 2024-05-30
CIK 4457

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2024

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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of U-Haul Holding Company common stock held by non-affiliates on September 30, 2023 was $5,109,248,015. The aggregate market value was computed using the closing price for the common stock trading on NYSE on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of Common Stock, $0.25 par value, were outstanding as of May 29, 2024.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of May 29, 2024.

Documents incorporated by reference: portions of U-Haul Holding Company’s definitive proxy statement for the 2023 annual meeting of stockholders, to be filed within 120 days after U-Haul Holding Company’s fiscal year ended March 31, 2024, are incorporated by reference into Part III of this report.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to:

•
the risk associated with COVID-19 or similar events on system members or customers;
•
the impact of the economic environment on demand for our products and the cost and availability of debt and capital;
•
estimates of capital expenditures;
•
plans for future operations, products or services, financing needs, and strategies; our perceptions of our legal positions and anticipated outcomes of government investigations and pending litigation against us;
•
liquidity and the availability of financial resources to meet our needs, goals and strategies;
•
plans for new business, storage occupancy, growth rate assumptions, pricing, costs, and access to capital and leasing markets;
•
the impact of our compliance with environmental laws and cleanup costs;
•
our beliefs regarding our sustainability practices;
•
our used vehicle disposition strategy;
•
the sources and availability of funds for our rental equipment and self-storage expansion and replacement strategies and plans;
•
our plan to expand our U-Haul® storage affiliate program;
•
that additional leverage can be supported by our operations and business;
•
the availability of alternative vehicle manufacturers;
•
the availability and economics of electric vehicles for our rental fleet;
•
our estimates of the residual values of our equipment fleet;
•
our plans with respect to off-balance sheet arrangements;
•
our plans to continue to invest in the U-Box® program;
•
the impact of interest rate and foreign currency exchange rate changes on our operations;
•
the sufficiency of our capital resources;
•
the sufficiency of capital of our insurance subsidiaries;
•
inflationary pressures that may challenge our ability to maintain or improve upon our operating margin;
•
our belief that we have the financial resources needed to meet our business plans;
•
our belief that we will maintain a high level of real estate capital expenditures in fiscal 2025;
•
expectations regarding the potential impact to our information technology infrastructure and on our financial performance and business operations of technology, cybersecurity or data security breaches, including any related costs, fines or lawsuits, and our ability to continue ongoing operations and safeguard the integrity of our information technology infrastructure, data, and employee, customer and vendor information, as well as assumptions relating to the foregoing;
•
our ability to increase transaction volume and improve pricing, product, and utilization for self-moving equipment rentals;

•
our ability to maintain or increase adequate levels of new investment for our truck fleet;
•
our ability to complete current projects, increase occupancy in our existing portfolio of locations, and acquire new locations;
•
our ability to expand our Life Insurance segment in the senior market;
•
our ability to grow our agency force, expand our product offerings, and pursue business acquisition opportunities in our Life Insurance segment;
•
our belief that fiscal 2025 investments will be funded largely through debt financing, external lease financing and cash from operations; and
•
our plan to expand owned storage properties and our belief that such development projects will be funded through a combination of internally generated funds, corporate debt and with borrowings against existing properties as they operationally mature.

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

We rent our distinctive orange and white U-Haul® trucks and trailers, and orange door self-storage units, through a network of over 2,300 Company-operated retail moving stores and over 21,000 independent U-Haul® dealers. We also sell U-Haul® brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our uhaul.com® website and mobile app.

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

Available Information

U-Haul Holding CompanySM and U-Haul® are each incorporated in Nevada. The internet address for U-Haul is uhaul.com. On U-Haul Holding Company’s investor relations website, investors.uhaul.com, we post the following filings as soon as practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, proxy statements related to meetings of our stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We also use our investor relations website as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD. All such filings on our website are available free of charge. Additionally, you will find these materials on the SEC’s website at sec.gov.

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

As of March 31, 2024, our rental fleet consisted of approximately 188,700 trucks, 139,400 trailers and 43,700 towing devices. This equipment and our U-Haul® brand of self-moving products and services are available through our network of managed retail moving stores and independent U-Haul dealers. Independent U-Haul® dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul® rentals.

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

Our distinctive trailers are also manufactured at these same U-Haul® operated manufacturing and assembly facilities. These trailers are well suited to the low profile of many of today’s newly manufactured automobiles, including electric vehicles. Our engineering staff is committed to making our trailers easy to tow, safe, aerodynamic and fuel efficient.

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

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul® self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. As of March 31, 2024, we operate 1,962 self-storage locations in the United States and Canada, with nearly 1,004,000 rentable storage units comprising 86.8 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate-controlled storage units to protect temperature sensitive goods.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our U-Box® program. A U-Box® portable moving and storage unit is delivered to a location of our customer’s choosing either by the customers themselves through the use of a U-Box® trailer, with the assistance of our Moving Help® program, or by Company personnel. Once the U-Box® portable moving and storage unit is filled, it can be stored at the customer’s location, or taken to one of our Company operated locations, a participating independent dealer, or moved to a location of the customer’s choice.

Additionally, we offer moving and storage protection packages such as Safemove® and Safetow®. These programs provide moving and towing customers with a damage waiver, cargo protection and medical and life insurance coverage. Safestor® provides protection for storage customers from loss on their goods in storage. Safestor Mobile® provides protection for customers’ stored belongings when using our U-Box® portable moving and storage units. For our customers who desire additional coverage over and above the standard Safemove® protection, we also offer our Safemove Plus® product. This package provides the rental customer with a layer of primary liability protection.

We believe that through our website, uhaul.com, and the U-Haul® app, we have aggregated the largest network of customers and independent businesses in the self-moving and self-storage industry. In particular, our Moving Help® program connects “do-it-yourself” movers with thousands of independent service providers in the United States and Canada to assist our customers in packing, loading, unloading, cleaning and performing other services.

Through the U-Haul Storage Affiliates® program, independent storage businesses can join one of the world’s largest self-storage reservation systems. Self-storage customers making a reservation through uhaul.com® or the U-Haul app can access all of the U-Haul® self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs. For the independent storage operator, our network gives them access to products and services allowing them to compete with larger operators more cost effectively.

We own numerous trademarks and service marks that contribute to the identity and recognition of our Company and its products and services. Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business. We consider the trademark “U-Haul®” to be of material importance to our business in addition, but not limited to, the U.S. trademarks and service marks “AMERCO®”, “U-Haul Holding CompanySM”, “eMove®”, “Gentle Ride SuspensionSM”, “In-Town®”, “Lowest DecksSM”, “Moving made Easier®”, “Make Moving Easier®”, “Mom’s Attic®”, “Moving Help®”, “Moving Helper®”, “Safemove®”, “Safemove Plus®”, “Safestor®”, “Safestor Mobile®”, “Safetow®”, “U-Box®”, “uhaul.com®”, “U-Haul Investors Club®”, “U-Haul Truck Share®”, “U-Haul Truck Share 24/7®“, "collegeboxes®“, "U-Haul Ready-To-Go Box®“, “U-Note®”, “WebSelfStorage®”, and “U-Haul SmartMobilityCenter®”, among others, for use in connection with the moving and storage business.

Description of Operating and Reportable Segments

U-Haul Holding Company’s three operating and reportable segments are:

•
Moving and Storage, comprised of U-Haul Holding CompanySM, U-Haul®, and Amerco Real Estate Company (“Real Estate”), and the subsidiaries of U-Haul® and Real Estate,
•
Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA, and
•
Life Insurance, comprised of Oxford and its subsidiaries.

Financial information for each of our operating and reportable segments is included in the Notes to Consolidated Financial Statements as part of Item 8: Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Net revenue from Moving and Storage was approximately 94.0%, 94.8% and 94.0% of consolidated net revenue in fiscal 2024, 2023 and 2022, respectively.

The total number of rental trucks in the fleet decreased from fiscal 2023. The availability of new trucks for purchase has improved allowing us to increase the number of older trucks that we have retired and rotated out of the fleet in fiscal 2024.

Within our truck and trailer rental operation, we are focused on expanding our independent dealer network to provide added convenience for our customers. U-Haul® maximizes vehicle utilization by managing distribution of the truck and trailer fleets among the over 2,300 Company-operated stores and nearly 21,000 independent dealers. Utilizing its proprietary reservations management system, our centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Over half of all U-Move® rental revenue originated from our Company operated centers.

At our owned and operated retail stores, we are implementing new initiatives to improve customer service. These initiatives include expanding the capabilities of our U-Haul® app, improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effectively marketing our broad line of self-moving related products and services, expanding accessibility to provide more convenience to our customers, and enhancing our ability to properly staff locations during our peak hours of operations by attracting and retaining “moonlighters” (part-time U-Haul® system members with full-time jobs elsewhere) during our peak hours of operation. U-Haul offers U-Haul Truck Share 24/7® to our entire network in the United States and Canada. This allows our customers to rent equipment through a mobile device any time of the day without having to visit the counter. U-Haul currently has several U.S. and Canadian Patents granted or pending on its U-Haul Truck Share 24/7® system.

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

U-Haul® is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. U-Haul® operates nearly 1,004,000 rentable storage units, comprising 86.8 million square feet of rentable storage space with locations in 50 states and 10 Canadian provinces. Our owned and managed self-storage facility locations range in size up to 309,000 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

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

Property and Casualty Insurance Operating Segment

Our Property and Casualty Insurance operating segment (“Property and Casualty Insurance”) provides loss adjusting and claims handling for U-Haul through regional offices across the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove®, Safetow®, Safemove Plus®, Safestor Mobile® and Safestor® protection packages to U-Haul customers. We attempt to price our products to be a good value to our customers. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Net revenue from Property and Casualty Insurance was approximately 2.1%, 1.7% and 1.9% of consolidated net revenue in fiscal 2024, 2023 and 2022, respectively.

Life Insurance Operating Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from Life Insurance was approximately 3.9%, 3.5% and 4.1% of consolidated net revenue in fiscal 2024, 2023 and 2022, respectively.

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

System Members

As of March 31, 2024, we employed approximately 32,200 people in the United States and approximately 2,100 in Canada with approximately 99% of these system members working within Moving and Storage and approximately 52% of these system members working on a full-time basis.

The Company operates over 2,300 retail locations, 11 manufacturing and assembly facilities, 153 fixed-site repair facilities, a distribution center and our corporate offices. We hire system members from the communities in which we are located and prefer to promote from within our team.

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

We encourage a work-life balance for our system members and their families through paid time off and various leave options as well as special benefits, including a healthy pregnancy program and a 24/7 doctor-on-call program for their children.

Financial benefits are a critical component of our system members’ wellness. These benefits include competitive salaries, participation in our Employee Stock Ownership Plan (“ESOP”) and 401(k) plan, life and disability insurance, health savings accounts, and the SmartDollar® financial literacy program.

Education and Development

The Company encourages life-long personal and professional development for our system members. We do this by offering our system members and our independent dealers free access to our on-line U-Haul University courses that are helpful for the development of specialized industry knowledge and to the safety of our team. To support more generalized education for our system members, we also provide a tuition reimbursement program.

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

Our marketing plan focuses on maintaining our leadership position in the “do-it-yourself” moving and storage industry by continually improving the ease of use and economy of our rental equipment, by providing added convenience to our retail centers, through independent U-Haul dealers, and by expanding the capabilities of our U-Haul® websites and U-Haul® app.

A significant driver of rental transaction volume is our utilization of an online reservation and sales system, through uhaul.com®, the U-Haul app and our 24-hour 1-800-GO-U-HAUL telephone reservations system. These points of contact are prominently featured and are a major driver of customer lead sources.

Competition

Moving and Storage Operating Segment

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. Generally speaking, we consider there to be two distinct users of rental trucks: commercial and “do-it-yourself” residential users. We primarily focus on the “do-it-yourself” residential user. Within this segment, we believe the principal competitive factors are convenience of rental locations, availability of quality rental moving equipment, breadth of essential products and services, and total cost to the user. Our major national competitors in both the in-town and one-way moving equipment rental market include Avis Budget Group, Inc. and Penske Truck Leasing. We have numerous competitors throughout the United States and Canada who compete with us in the in-town market including Enterprise Truck Rental, Turo, Fluid, Lugg, GoShare and others.

The self-storage market is large and fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security and price. Our largest competitors in the self-storage market are Public Storage Inc., CubeSmart, and Extra Space Storage, Inc.

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

Financial Data of Segment and Geographic Areas

For financial data of our segments and geographic areas please see Note 21, Reportable Segment Information and Note 22, Financial Information by Geographic Area, of the Notes to Consolidated Financial Statements.

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

Another important aspect of our fleet rotation program is the sale of used rental equipment. The sale of used equipment provides us with funds that can be used to purchase new equipment. Conditions may arise that could lead to a decrease in demand and/or resale values for our used equipment. This could have a material adverse effect on our financial results, which could result in substantial losses and decreases in cash flows from the sale of equipment.

We obtain our rental trucks from a limited number of manufacturers.

Over the last twenty years, we have purchased the majority of our rental trucks from Ford Motor Company and General Motors Corporation. Our fleet can be negatively affected by issues our manufacturers may face within their own supply chains. Also, our suppliers may face financial difficulties, government regulations, or organizational changes which could negatively impact their ability to accept future orders from U-Haul or fulfill existing orders.

In addition, the cost of acquiring new rental trucks has increased significantly in recent years. If costs continue to significantly increase in the future, it could materially and negatively affect our ability to rotate new equipment into the fleet. Although we believe that we could contract with alternative manufacturers for our rental trucks, we cannot guarantee or predict how long that would take. In addition, termination of our existing relationships with these suppliers could have a material adverse effect on our business, financial condition, or results of operations for an indefinite period of time.

A significant portion of our revenues are generated through third-parties.

Our business plan relies upon a network of independent dealers strategically located throughout the United States and Canada. As of March 31, 2024, we had nearly 21,000 independent equipment rental dealers. In fiscal 2024, just under half of all U-Move® rental revenue originated through this network.

Our inability to maintain this network or its current cost structure could inhibit our ability to adequately serve our customers and could negatively affect our results of operations and financial position.

Existing and future laws or regulations favoring electric, autonomous, and connected vehicles may negatively impact the composition of our fleet and negatively affect our business and results of operations.

Regulatory pressure in connection with the introduction and expansion of electric, autonomous, and connected rental vehicles could both require infrastructure improvement that could inhibit our current business model and negatively impact our ability to acquire, or increase our cost of acquisition for rental trucks. For example, unless struck down by courts or otherwise amended or rescinded, the Advanced Clean Fleets (“ACF”) Regulation adopted by the California Air Resources Board would require us to phase out certain internal combustion engine vehicles from our fleet and replace them with so-called zero-emission vehicles (“ZEVs”). To accommodate ZEVs, our Company-operated locations and independent dealer network may require physical upgrades that are uneconomical and/or unachievable. Because many of our vehicles are used by our customers for one-way interstate moves, the ACF or similar laws and regulations that may be adopted in other states could affect our operations across North America because our one-way rental vehicles travel throughout the U.S. and Canada. Our one-way rental business would then depend, in whole or in part, on an in-transit recharging network throughout the United States and Canada to support ZEVs that one or more states may require us to incorporate into our rental fleet. Such a recharging network does not exist today, and even if one is built, the increased rental cost, and time and cost required to charge electric vehicles or ZEVs may be so great as to substantially limit our ability to serve customers needing to move long distances.

We cooperate with original equipment manufacturers (“OEM”s), maintain and train our own technical experts, and operate an equipment Technical Center that has positioned us as an industry leader in innovation for over fifty years. However, the proposed changes to electric, autonomous, and connected vehicles raise challenges of enormous scale. Our repair and maintenance infrastructures, including both physical plants as well as personnel, may be inappropriate for these new types of vehicles. Without such repair and maintenance capabilities it could compromise our ability to operate a fleet of such vehicles. We may also need to depend upon third party providers for some of those services, and they may not be able to provide workable solutions. There is a risk that we may not be able to adequately prepare for these possibilities. In addition, even if we successfully adapt to any such changes, there can be no guarantee that our fleet or services as adapted would meet the needs of our “do-it-yourself” moving and storage customers, or that we would be able to offer our products and services at prices our customers would be willing or able to pay.

U-Haul has already made significant progress on several initiatives aimed at changing technologies, consumer preferences, and the regulatory environment, including: TruckShare 24/7®, contactless rentals, a North American propane alternative fuel network, alternative fuel test vehicles and close OEM working relationships. However, these initiatives may not enable us to successfully adapt to the requirements of a changed regulatory environment favoring or requiring all-electric or specific alternative fuel solutions. Government regulators may knowingly or unknowingly choose the winners and losers in this evolving transportation environment, and it is possible that they may not choose U-Haul customers and U-Haul to be among the winners.

The growing insistence that the future of the economy will be based on an all-electric solution instead of a hybrid version or other alternative fuels may create an infrastructure in which personal interstate travel will be uneconomical or severely regulated, which could materially and adversely affect our moving business, results of operations, and financial position. In addition, there is growing evidence that consumers may refuse to support an all-electric solution for their moving needs, squeezing U-Haul between government demands and consumer preferences.

We face liability risks associated with the operation of our rental fleet, sales of our products, and operation of our locations.

The business of renting moving and storage equipment to customers exposes us to liability claims including property damage, personal injury, and even death. Likewise, the operation of our moving and storage centers along with the sale of our related moving supplies, towing accessories and installation, and refilling of propane tanks may subject us to liability claims. We seek to limit the occurrence of such claims through the design of our equipment, communication of its proper use, repair and maintenance schedules, training of our personnel, risk management assessments, and by providing our customers with online resources for the proper use of products and services. Regardless, accidents still occur, and we manage the financial risk of these events through third party insurance carriers. While these excess loss and property insurance policies are available today at affordable costs, this could change and could negatively affect our results of operations and financial position.

Cybersecurity incidents are inevitable and disruptions in our information technology systems or a compromise of security with respect to those systems could adversely affect us.

We rely on information technology systems to manage and support our operations and provide products, services, and support to our customers. In connection with these activities, we store and transmit proprietary information and sensitive or confidential data, including personally identifiable information of customers, team members and others. Our reliance on these technology systems and our storage and transmission of such data exposes us to various risks, including cyberattacks or failures in all or part of our technology systems that could result in disruptions in our operations, our ability to serve our customers, or a compromise of our data security. We also face such risks through our use of third-party service providers (including banks, dealers, administrators of our medical insurance plans, and law firms), our communication and filing data with regulatory authorities and government agencies, and our other interactions with third parties, any of whom could be the source of a cyberattack on our technology systems or data.

We commit resources to prevention, detection, and mitigation to limit the adverse effects of cybersecurity incidents. We have implemented security protocols, backup systems and alternative procedures to mitigate these risks. We employ IT security team members that have cybersecurity experience or certifications and utilize third-party service providers and consultants to protect our systems and assist us in managing these risks. Our Board and its Audit & Cyber Committee exercise oversight of our cybersecurity risks and management's oversight of the processes and procedures that protect our systems and data. However, despite our security measures, we cannot guarantee that we will not be adversely affected by cybersecurity incidents, including hacks of our systems, denial-of-service attacks, viruses and other malicious software (malware), team member error or malfeasance, phishing attacks, security breaches, disruptions during the process of upgrading or replacing computer software or hardware, or other attacks that may jeopardize the security of information stored in or transmitted by technology systems and networks that we or third-party service providers maintain, which include cloud-based networks and data center storage.

In addition, our response to cybersecurity incidents, our investments in our technology, and our controls, processes, and practices, may not be sufficient to shield us from significant losses or liability. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, may be difficult to detect, and often are not recognized until launched against a target. As a result, we may not anticipate an attack or respond adequately or timely, and the extent of a particular incident may not be immediately clear. It could take significant time before an investigation can be completed and reliable information about the incident becomes known. During an investigation, it is possible we may not know the extent of the harm, or how to remediate it, which could further adversely impact us. New regulations could result in us being required to disclose information about a cybersecurity incident before it has been fully investigated, mitigated, or resolved. Due to the risk of allegations by plaintiffs’ counsel or government regulators armed with the benefit of hindsight, we may be required to disclose information about a cybersecurity incident even before we determine whether it was material.

In addition, because our systems contain information about individuals and businesses, our failure to maintain the security of the data we hold, whether because of our own error or the malfeasance or errors of others, could lead to unauthorized access or the release of personally identifiable or otherwise confidential or protected information. Our failure to maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits and regulatory enforcement resulting in fines. Regulators have been imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations, such as those under the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act. Other U.S. states and Canadian provinces have also proposed or adopted their own data protection legislation or regulations, which are often broad in scope and subject to evolving interpretations and increasing enforcement. Some of these laws and regulations provide for statutory damages or fines even if the Company has used commercially reasonable efforts to protect its data and systems but a bad actor breaches the Company’s cybersecurity defenses and gains access to personally identifiable information. Even if no party incurs any actual damages, the Company could be punished by the government for criminal cyberattacks by bad actors, and the fines or other costs imposed upon us could reach amounts that could have a material adverse effect on the Company, its results of operations, and financial condition. In addition, new and existing data privacy laws and regulations could diverge and conflict with each other in certain respects, making compliance increasingly difficult. Complying with new regulatory requirements could require us to incur substantial expenses and change our business. As regulators become increasingly focused on information security, data collection, and privacy, we may be required to devote significant additional resources to dealing with their demands.

We experience daily threats to our data and systems. We have experienced cybersecurity incidents in the past, none of which, to date, has resulted in a material impact on our business strategy, results of operations, or financial condition. In 2021, we experienced a cybersecurity incident which is described in this Annual Report under the heading “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation – Cybersecurity Incident.” Although past events have not resulted in a material impact on our business strategy, results of operations or financial condition, the impacts of cybersecurity incidents in the future could be material. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that we will be fully insured, or that insurance coverage will remain available for cybersecurity risks. Significantly, no amount of effort to deter, identify, mitigate, and/or prevent cybersecurity breaches can achieve 100% success in the current cyber threat environment. Given the financial reward reaped by threat actors for their illegal attacks on technology systems and access to data, and the inability of governments or private industry to fully prevent such attacks and resulting breaches, we expect such attacks to continue. We also expect governments to continue to punish companies that are victims of cyberattacks, whether through statutory fines or otherwise. We cannot provide assurance that we will not experience future cybersecurity incidents or that such incidents will not have a material impact on our business strategy, results of operations, or financial condition. Investors who require any such assurance should not invest in the Company.

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

As of the end of fiscal year 2024, Repwest reported $0.4 million of reinsurance recoverables, net of allowances and $36.2 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $22.1 million.

As of the end of fiscal year 2024, Oxford's derivative hedges had a net market value of $10.5 million with notional amounts of $526.4 million.

Risks Related to our Industry

We operate in a highly competitive industry.

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors, many of which are several times larger than U-Haul. We believe the principal competitive factors in this industry are convenience of rental locations, availability of quality rental moving equipment, breadth of essential services and products and total cost. Financial results for the Company can be adversely impacted by aggressive pricing from our competitors. Some of our competitors may have greater financial resources than we have. We cannot assure you that we will be able to maintain existing rental prices or implement price increases. Moreover, if our competitors reduce prices and we are not able or willing to do so as well, we may lose rental volume, which would likely have a materially adverse effect on our results of operations. Numerous potential competitors are working to establish paradigm shifting technologies from self-driving vehicles to vehicle sharing services and other technologies that connect riders with vehicles.

The self-storage industry is large and fragmented. We believe the principal competitive factors in this industry are convenience of storage rental locations, cleanliness, security, and price. Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, and operating expenses of our facilities. Competition might cause us to experience a decrease in occupancy levels, limit our ability to raise rental rates, or require us to offer discounted rates that would have a material effect on our results of operations and financial condition. Entry into the self-storage business may be accomplished through the acquisition of existing facilities by persons or institutions with the required initial capital. However, development of new self-storage facilities is more difficult due to land use, zoning, environmental, and other regulatory requirements. The self-storage industry has in the past experienced overbuilding in response to perceived increases in demand. Consolidation of ownership is taking place with certain owners of self-storage. We cannot assure you that we will be able to successfully compete in existing markets or expand into new markets.

Economic conditions, including those related to the credit markets, interest rates and inflation, may adversely affect our industry, business and results of operations.

Consumer and commercial spending are generally affected by the health of the economy, which places some of the factors affecting the success of our business beyond our control. Our businesses, although traditionally not as cyclical as some, could experience significant downturns in connection with or in anticipation of declines in general economic conditions. In times of declining consumer spending, we may be driven to reduce pricing, which could have a negative impact on gross profit. In addition, any downturn in the economy could result in reduced revenues and working capital. Trends in the economy are resulting in inflationary pressures leading to an increase in our cost of doing business. We cannot guarantee that we can manage the costs lower or pass them along in the form of higher prices to our customers.

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

In August 2023, A.M. Best affirmed the financial strength rating (“FSR”) for Oxford and Christian Fidelity Life Insurance Company (“CFLIC”) of A. The FSR outlook remains stable. In addition, A.M. Best affirmed the long-term issuer credit rating (“LTICR”) of “a”. The LTICR outlook of these ratings is stable. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

Risks Related to our Financings

We are highly leveraged.

As of March 31, 2024, we had total debt outstanding of $6,304.0 million and operating lease liabilities of $55.0 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways, among others:

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

Furthermore, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of our Board consist of independent directors, (2) that our Board have a compensation committee that consists entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) that our director nominations be made, or recommended to our full Board, by our independent directors or by a nominations committee that consists entirely of independent directors and that we adopt a written charter or board resolution addressing the nomination process.

As described in this Annual Report, we rely upon our “controlled company” status to permit our full Board to nominate directors rather than delegate that responsibility to the independent directors or a nominations committee comprised of independent directors. For that reason, our Board has not created a nominating committee. In the future we may rely upon our status as a “controlled company” to not comply with other governance standards. For example, we may decide not to have a Board that consists of a majority of independent directors or a compensation committee that consists entirely of independent directors with a written charter addressing its purposes and responsibilities.

In addition, 776,964 shares (approximately 4.0% of our Voting Common Stock are owned under our ESOP. Each ESOP participant is entitled to vote the shares allocated to himself or herself in their discretion. If an ESOP participant does not vote his or her shares, those shares will be voted by the ESOP trustee, in the ESOP trustee’s discretion.

The trading price for our outstanding Voting Common Stock and Series N Non-Voting Common Stock may be volatile.

The trading prices of our Voting Common Stock and Non-Voting Common Stock and the allocation of value between the two has previously been, and may be volatile and their respective values may decline. In addition, the trading prices of our two series of common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, among others:

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

Our truck, trailer, self-storage, and U-Box rental business is subject to regulation by various federal, state and provincial governmental entities in the United States and Canada. Specifically, the U.S. Department of Transportation and various state, federal and Canadian agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. In addition, our storage business is also subject to federal, state, provincial and local laws and regulations relating to environmental protection and human health and safety, among other matters. The failure to comply with these laws and regulations may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowings. Compliance with changing laws and regulations could substantially impair real property and equipment productivity and increase our costs.

In addition, federal, state, or provincial governments may institute regulations that limit carbon emissions by setting a maximum amount of carbon individual entities can emit without penalty. This would likely affect everyone who uses fossil fuels and would disproportionately affect users in the highway transportation industries. While there are too many variables at this time to assess the impact of the various proposed federal and state regulations that could affect carbon emissions, many experts believe these proposed rules could significantly affect the way companies operate in their businesses.

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

Our insurance companies are heavily regulated by state insurance departments and the National Association of Insurance Commissioners. These insurance regulations are primarily in place to protect the interests of our policyholders and not our investors. Any new laws or regulations applicable to our insurance companies or any changes in existing laws and regulations could increase our costs, inhibit new sales, or limit our ability to implement rate increases.

Changes to U.S. tax laws may adversely affect our financial condition or results of operations and create the risk that we may need to adjust our accounting for these changes.

The Tax Cuts and Jobs Act (“Tax Reform Act”) and the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) made significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours. For instance, as a result of lower corporate tax rates, the Tax Reform Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities. It also limits interest expense deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures. Other provisions have international tax consequences for businesses like ours that operate internationally. The CARES Act allows for the carryback of certain net operating losses. The Tax Reform Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service (“IRS”), as well as state tax authorities, and the Tax Reform Act and CARES Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of these acts. The Tax Reform Act put into place 100% first year bonus depreciation. This decreased to 80% starting in 2023, 60% in 2024 and will continue to gradually decrease in future years and will impact our tax liability. The accounting treatment of these tax law changes was complex, and some of the changes affected both current and future periods. Others primarily affected future periods. Additional changes to the U.S. tax code could negatively offset operating cashflows.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity incidents are inevitable in the current threat environment. We believe that it is a question of “when” not “if” a cybersecurity incident will occur. As a result, we commit resources to prevention, detection, and mitigation to limit the adverse effects of cybersecurity incidents, including the amount of information that can be extracted from our systems by threat actors, whether internal or external.

We take a cross-departmental approach to addressing cybersecurity risk, which includes input from senior management, our Cybersecurity Council (a taskforce comprised of representatives from primary corporate functions across our Moving and Storage, Property and Casualty Insurance, and Life Insurance subsidiaries), other team members, and oversight by the Board and its Audit & Cyber Committee. We commit resources to cybersecurity and risk management processes to analyze the changing cybersecurity landscape and respond to ongoing and emerging threats. We monitor and assess the threat landscape on an ongoing basis. Our Cybersecurity Council reviews cybersecurity risks. In addition, we have a set of Company-wide policies and procedures that directly or indirectly relate to cybersecurity. These policies go through an internal review process and are approved by members of management.

The Company’s Director, Data Privacy & Security leads the IT security team and is responsible for coordinating and implementing our information security program. The Director, Data Privacy and Security also reports on cybersecurity matters to senior management and informs on such matters to the Audit & Cyber Committee of the Board. IT security team members have cybersecurity experience or certifications. We view cybersecurity as a shared responsibility, and we perform simulations and tabletop exercises with members of the Cybersecurity Council and other team members involved in incident response. We involve external resources and advisors as needed. Team members have on-demand online access to cybersecurity training through our online U-Haul University.

We have expanded investments in IT security and improved access control and identity and authentication management, and engage consultants as needed. We test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party consultants. At the management level, our IT security team monitors alerts and meets to discuss threat levels, trends, mitigation, and remediation. The cybersecurity team collects data on cybersecurity threats and risk areas and conducts risk assessments. We conduct external penetration tests and maturity testing to assess our processes and procedures and the threat landscape. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of our third-party service providers. Our assessment of risks associated with our use of third-party service providers is part of our overall cybersecurity risk management framework.

The Audit & Cyber Committee and the full Board participate in discussions with management and amongst themselves regarding cybersecurity risks. The Audit & Cyber Committee reviews the Company’s cybersecurity program, which includes discussion of management’s actions to identify and detect threats, recent enhancements to the Company’s defenses, and management’s progress on its cybersecurity initiatives. In addition, the Board and the Audit & Cyber Committee discuss recent threats and how the Company is managing those threats.

Despite our work to identify and address cybersecurity risks, we experience threats to our data and systems. We have experienced cybersecurity incidents in the past, including breaches of our data and systems. To date, none of those cybersecurity incidents has resulted in a material impact on our business strategy, results of operations or financial condition. However, the impacts of cybersecurity incidents in the future could be material. For more information about the cybersecurity risks we face, see the risk factor entitled "Cybersecurity incidents are inevitable, and disruptions in our information technology systems or a compromise of security with respect to those systems could adversely affect us" in Item 1A- Risk Factors in this Annual Report.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul® equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate over 2,300 U-Haul® retail centers of which 507 U-Haul branded locations are managed for subsidiaries of WGHLP and Mercury Partners, L.P., and 11 manufacturing and assembly facilities. We also operate over 153 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of Moving and Storage.

Item 3. Legal Proceedings

Please see Note 18, Contingencies, of the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part ii

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

U-Haul Holding Company’s two classes of common stock are listed on the New York Stock Exchange under the trading symbols “UHAL” for our Voting Common Stock and “UHAL.B” for our Non-Voting Common Stock. As of March 31, 2024, there were approximately 3,500 holders of record of our Voting Common Stock and approximately 4,100 holders of record of our Non-Voting Common Stock. We derived the number of our stockholders using internal stock ledgers and utilizing Mellon Investor Services Stockholder listings.

Dividends

We do not have a formal dividend policy for our Voting Common Stock (UHAL). We do have a dividend policy for our Non-Voting Common Stock (UHAL.B), which provides that unless the Board otherwise determines in its sole discretion, it is the Company’s policy to declare and pay a quarterly cash dividend. The dividend rate was increased from $0.04 per share to $0.05 per share in December 2023. The Board periodically considers the advisability of declaring and paying dividends to holders of each of our two classes of common stock in light of existing circumstances.

The following table lists the dividends that were declared and issued for fiscal 2024 and 2023.

Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

August 18, 2022	$0.50	September 6, 2022	September 20, 2022
April 6, 2022	$0.50	April 18, 2022	April 29, 2022

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 6, 2024	$0.05	March 18, 2024	March 28, 2024
December 6, 2023	$0.05	December 18, 2023	December 29, 2023
August 17, 2023	$0.04	September 19, 2023	September 29, 2023
June 7, 2023	$0.04	June 20, 2023	June 30, 2023
March 3, 2023	$0.04	March 14, 2023	March 27, 2023
December 7, 2022	$0.04	December 19, 2022	December 30, 2022

See Note 28, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to U-Haul Holding Company.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s Voting Common Stock (UHAL) and Non-Voting Common Stock (UHAL.B) for the period March 31, 2019 through March 31, 2024 with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average. The comparison assumes that $100 was invested on March 31, 2019 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on the New York Stock Exchange and NASDAQ Global Select Market on March 31, 2020, 2021, 2022, 2023 and 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among U-Haul Holding Company (UHAL and UHAL.B), The Dow Jones US Index

And The Dow Jones US Transportation Average Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/31/2019
3/31/2020
3/31/2021
3/31/2022
3/31/2023
3/31/2024
UHAL
U-Haul B-Shares
Dow Jones US Index
Dow Jones Transportation Index

*$100 invested on 3/31/2019 in stock or index including reinvestment of dividends.
Fiscal year ending March 31.

Fiscal years ended March 31:	2019	2020	2021	2022	2023	2024

U-Haul Holding Company - UHAL	$100	$78	$166	$162	$163	$184
U-Haul Holding Company - UHAL.B	100	78	166	162	141	182
Dow Jones US Total Market	100	85	127	134	128	154
Dow Jones US Transportation Average	100	74	141	156	139	156

Item 6. [Reserved]

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of U-Haul Holding Company, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2024 compared with fiscal 2023, which are followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. The discussion of our financial condition and results of operations for the year ended March 31, 2022 included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2023 is incorporated by reference into this MD&A. We conclude this MD&A by discussing our outlook for fiscal 2025.

This MD&A should be read in conjunction with the other sections of this Annual Report, including Item 1: Business and Item 8: Consolidated Financial Statements and Supplementary Data. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report and particularly under the section Item 1A: Risk Factors. Our actual results may differ materially from these forward-looking statements.

U-Haul Holding Company has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. We believe that consolidating their calendar year into our fiscal year consolidated financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2023, 2022 and 2021 correspond to fiscal 2024, 2023 and 2022 for U-Haul Holding Company.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities and portable moving and storage units and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage units and portable moving and storage units available for rent, expanding the number of independent dealers in our network and expanding and taking advantage of our Storage Affiliate and Moving Help® capabilities.

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

See Note 1, Basis of Presentation, Note 21,Reportable Segment Information, and Note 22, Financial Information by Geographic Area, of the Notes to Consolidated Financial Statements included in Item 8: Consolidated Financial Statements and Supplementary Data, of this Annual Report.

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

U-Haul® branded self-moving related products and services, such as boxes, pads and tape allow our customers to, among other things, protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

uhaul.com® and U-Haul's mobile app are an online marketplace that connects consumers to our operations as well as independent Moving Help® service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services throughout the United States and Canada. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Several class action lawsuits related to the incident have been filed against U-Haul. The lawsuits have been consolidated into one action in the U.S. District Court for the District of Arizona (the "Court"). On October 27, 2023, the Court dismissed with prejudice all claims except those brought under the California Consumer Privacy Act. The remaining claims will be vigorously defended by the Company; however, the outcome of such lawsuits cannot be predicted or guaranteed with any certainty. The parties are currently working on a settlement agreement, which will then go through the approval process by the Court.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with the generally accepted accounting principles (“GAAP”) in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our consolidated financial statements. Note 3, Accounting Policies, of the Notes to Consolidated Financial Statements in Item 8: Consolidated Financial Statements and Supplementary Data, of this Annual Report summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of the need to estimate matters that are inherently uncertain.

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

We also have other significant accounting policies used to record the results of the majority of our recurring operations in our financial statements, such as revenue recognition; however, these policies do not meet the definition of critical accounting estimates, because they do not generally require us to make estimates or judgments that are difficult or subjective. The accounting policies and estimates that we deem most critical to us, and involve the most difficult, subjective or complex judgments include the following:

Recoverability of Property, Plant and Equipment

Our property, plant and equipment is stated at cost. We regularly perform reviews to determine whether facts and circumstances exist, which indicate that the carrying amount of assets, including estimates of residual value, may not be recoverable. Reviews are performed based on vehicle class, generally subcategories of trucks and trailers. We assess the recoverability of our assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining lives against their respective carrying amounts. We consider factors such as current and expected future market price trends on used vehicles and the expected life of vehicles included in the fleet. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If asset residual values are determined to be recoverable, but the useful lives are shorter or longer than originally estimated, then the net book value of the assets is depreciated over the newly determined remaining useful lives.

Insurance Reserves

Life Insurance

The liability for future policy benefits for traditional and limited-payment long duration life and health products is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Both the present value of expected future benefit payments and the present value of expected future net premiums are based primarily on assumptions of discount rates, mortality, morbidity, lapse, and persistency. The Company reviews, and updates as necessary, its cash flow assumptions (mortality, morbidity, lapses and persistency) used to calculate the change in the liability for future policy benefits at least annually.

Property & Casualty

Property and Casualty Insurance’s liability for reported and unreported losses is based on historical data along with industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from reinsurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policy.

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

On a regular basis, insurance reserve adequacy is reviewed by management to determine if existing assumptions need to be updated. In determining the assumptions for calculating workers’ compensation reserves, management considers multiple factors, including the following:

• Claimant longevity;

• Cost trends associated with claimant treatments;

• Changes in ceding entity and third-party administrator reporting practices;

• Changes in environmental factors, including legal and regulatory;

• Current conditions affecting claim settlements; and

• Future economic conditions, including inflation.

We have reserved each claim based upon the accumulation of current claim costs projected through each claimant’s life expectancy and then adjusted for applicable reinsurance arrangements. Management reviews each claim bi-annually, or more frequently if there are changes in facts or circumstances, to determine if the estimated life time claim costs have increased and then adjusts the reserve estimate accordingly at that time. We have factored in an estimate of what the potential cost increases could be in our liability related to claims incurred but not reported ("IBNR"). We have not assumed settlement of the existing claims in calculating the reserve amount unless it is in the final stages of completion.

Continued increases in claim costs, including medical inflation and new treatments and medications could lead to future adverse development resulting in additional reserve strengthening. Conversely, settlement of existing claims or if injured workers return to work or expire prematurely, could lead to future positive development.

Self-Insurance Liability

U-Haul retains the risk for certain public liability and third-party property damage claims related to our rental equipment. These liabilities represent an estimate for both reported claims not yet paid, and claims incurred but not yet reported and are recorded on an undiscounted basis in policy benefits and losses, claims and loss expenses payable. Requirements are based on actuarial evaluation of historical accident claims expense and trends, as well as future projection of ultimate losses, expenses and administrative costs. The adequacy of the liability is monitored based on evolving claim history. This liability is subject to change in the future based upon changes in the underlying assumptions, including claims experience, frequency of incidents, and severity of incidents.

U-Haul has operated a self-insurance program for general liability coverage related to risks arising from U-Haul's moving operations since 2002. The Company maintains excess of loss coverage with third-party insurers for losses in excess of specific limits.

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

There was a $1.0 million and $2.0 million net impairment charge recorded in fixed maturity securities for fiscal 2024 and 2023, respectively.

Income Taxes

We file a consolidated tax return with all of our legal subsidiaries.

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect the Company's best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and other foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Please see Note 15, Provision for Taxes, of the Notes to Consolidated Financial Statements included in Item 8: Consolidated Financial Statements and Supplementary Data, of this Annual Report for more information.

Recent Accounting Pronouncements

Please see Note 3, Accounting Policies, of the Notes to Consolidated Financial Statements included in Item 8: Consolidated Financial Statements and Supplementary Data, of this Annual Report for more information.

Results of Operations

U-Haul Holding Company and Consolidated Subsidiaries

Fiscal 2024 Compared with Fiscal 2023

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2024 and fiscal 2023:

	Year Ended March 31,
	2024	2023
	(In thousands)
Self-moving equipment rental revenues	$3,624,695	$3,877,917
Self-storage revenues	831,069	744,492
Self-moving and self-storage products and service sales	335,805	357,286
Property management fees	37,004	37,073
Life insurance premiums	89,745	99,149
Property and casualty insurance premiums	94,802	93,209
Net investment and interest income	146,468	176,679
Other revenue	466,086	478,886
Consolidated revenue	$5,625,674	$5,864,691

Self-moving equipment rental revenues decreased $253.2 million during fiscal 2024, compared with fiscal 2023. Transactions, revenue and average miles driven per transaction decreased with the rate of decline lessening throughout the year. These declines were more pronounced in our one-way markets. Compared to the end of last year, we decreased the number of trucks in the fleet while increasing the number of trailers and retail locations.

Self-storage revenues increased $86.6 million during fiscal 2024, compared with fiscal 2023. The average monthly number of occupied units increased by 7%, or 36,100 units during fiscal 2024 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 2.9% improvement in average revenue per occupied square foot. The occupancy gains and revenue per square foot improvements slowed over the course of the fiscal year. During fiscal 2024, we added approximately 5.5 million net rentable square feet.

Sales of self-moving and self-storage products and services decreased $21.5 million during fiscal 2024, compared with fiscal 2023, primarily due to decreased sales of hitches, moving supplies and propane. The decrease in self-moving transactions has negatively impacted the sales of moving supplies.

Life insurance premiums decreased $9.4 million during fiscal 2024, compared with fiscal 2023 primarily due to decreased sales of single premium life products and policy decrements in Medicare supplement.

Property and casualty insurance premiums increased $1.6 million during fiscal 2024, compared with fiscal 2023. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul moving and storage transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income decreased $30.2 million during fiscal 2024, compared with fiscal 2023. Changes in the market value of unaffiliated common stocks held at our Property and Casualty Insurance subsidiary accounted for $17.9 million of the increase. Our Life Insurance subsidiaries investment income increased $22.3 million primarily from gains on derivatives used as hedges to fixed indexed annuities. The Moving and Storage segment decreased as the interest income has been classified as Other interest income in fiscal 2024.

Other revenue decreased $12.8 million during fiscal 2024, compared with fiscal 2023, caused primarily by decreases in our U-Box® program.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2024 and 2023. The insurance companies’ years ended December 31, 2023 and 2022.

	Year Ended March 31,
	2024	2023
	(In thousands)
Moving and storage
Revenues	$5,294,928	$5,567,714
Earnings from operations before equity in earnings of subsidiaries	896,140	1,396,122
Property and casualty insurance
Revenues	123,085	103,512
Earnings from operations	62,509	36,570
Life insurance
Revenues	219,202	206,100
Earnings from operations	20,152	14,409
Eliminations
Revenues	(11,541)	(12,635)
Earnings from operations before equity in earnings of subsidiaries	(1,012)	(1,521)
Consolidated Results
Revenues	5,625,674	5,864,691
Earnings from operations	977,789	1,445,580

Total costs and expenses increased $228.8 million during fiscal 2024, compared with fiscal 2023. Operating expenses for Moving and Storage increased $99.7 million. Repair expenses associated with the rental fleet experienced a $33.0 million increase during fiscal year 2024 due to higher cost of preventative maintenance along with the costs associated with selling more retired trucks. Personnel related costs increased $50.3 million along with increases in liability costs, property taxes and building maintenance.

Depreciation expense associated with our rental fleet increased $44.0 million for fiscal 2024 compared with fiscal 2023 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $91.8 million as resale values have decreased and the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $40.0 million. Net losses on the disposal or retirement of land and buildings increased $2.3 million. Additional details are available in the following Moving and Storage section.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $467.8 million to $977.8 million for fiscal 2024, compared with $1,445.6 million for fiscal 2023.

Interest expense for fiscal 2024 was $256.2 million, compared with $224.0 million for fiscal 2023 due to an increase in our average cost of debt.

Income tax expense was $211.5 million for fiscal 2024, compared with $294.9 million for fiscal 2023. See Note 14, Provision for Taxes, of the Notes to Consolidated Financial Statements included in Item 8: Consolidated Financial Statements and Supplementary Data, of this Annual Report for more information on income taxes.

As a result of the above-mentioned items, earnings available to common stockholders were $628.7 million for fiscal 2024, compared with $924.5 million for fiscal 2023.

Moving and Storage

Fiscal 2024 Compared with Fiscal 2023

Listed below are revenues for the major product lines at Moving and Storage for fiscal 2024 and fiscal 2023:

	Year Ended March 31,
	2024	2023
	(In thousands)
Self-moving equipment rental revenues	$3,629,215	$3,882,620
Self-storage revenues	831,069	744,492
Self-moving and self-storage products and service sales	335,805	357,286
Property management fees	37,004	37,073
Net investment and interest income	—	70,992
Other revenue	461,835	475,251
Moving and Storage revenue	$5,294,928	$5,567,714

Self-moving equipment rental revenues decreased $253.4 million during fiscal 2024, compared with fiscal 2023. Transactions, revenue and average miles driven per transaction decreased with the rate of decline lessening throughout the year. These declines were more pronounced in our one-way markets. Compared to the end of last year, we decreased the number of trucks in the fleet while increasing the number of trailers and retail locations.

Self-storage revenues increased $86.6 million during fiscal 2024, compared with fiscal 2023. The average monthly number of occupied units increased by 7%, or 36,100 units during fiscal 2024 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 2.9% improvement in average revenue per occupied square foot. The occupancy gains and revenue per square foot improvements slowed over the course of the fiscal year. During fiscal 2024, we added approximately 5.5 million net rentable square feet.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2024	2023
	(In thousands, except occupancy rate)
Unit count as of March 31	728	673
Square footage as of March 31	61,857	56,382
Average monthly number of units occupied	571	535
Average monthly occupancy rate based on unit count	82.1%	83.4%
End of period occupancy rate based on unit count	79.3%	81.2%
Average monthly square footage occupied	49,515	46,257

During fiscal 2024, we added approximately 5.5 million net rentable square feet of new storage. This was a mix of approximately 1.2 million square feet of existing self-storage acquired along with 4.3 million square feet of new development.

Sales of self-moving and self-storage products and services decreased $21.5 million during fiscal 2024, compared with fiscal 2023, primarily due to decreased sales of hitches, moving supplies and propane. The decrease in self-moving transactions has negatively impacted the sales of moving supplies

Net investment and interest income decreased $70.9 million during fiscal 2024, compared with fiscal 2023 decreased as the interest income has been classified as Other interest income in fiscal 2024.

Other revenue decreased $13.4 million during fiscal 2024, compared with fiscal 2023, caused primarily by decreases in our U-Box® program.

Total costs and expenses increased $227.2 million during fiscal 2024, compared with fiscal 2023. Operating expenses increased $99.7 million. Repair expenses associated with the rental fleet experienced a $33.0 million increase during fiscal year 2024 due to higher cost of preventative maintenance along with the costs associated with selling more retired trucks. Personnel related costs increased $50.3 million along with increases in liability costs, property taxes and building maintenance.

Depreciation expense associated with our rental fleet increased $44.0 million for fiscal 2024 compared with fiscal 2023, due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $91.8 million as resale values have decreased and the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $40.0 million. Net losses on the disposal or retirement of land and buildings increased $2.3 million. Additional details are available in the following Moving and Storage section.

	Year Ended March 31,
	2024	2023

	(In thousands)
Depreciation expense - rental equipment	$564,546	$520,502
Depreciation expense - non rental equipment	94,902	86,178
Depreciation expense - real estate	158,441	127,199
Total depreciation expense	$817,889	$733,879

Gains on disposals of rental equipment	$(154,989)	$(246,761)
(Gains) losses on disposals of non-rental equipment	1,031	(323)
Total gains on disposals equipment	$(153,958)	$(247,084)

Depreciation, net of gains on disposals	$663,931	$486,795

Losses on disposals of real estate	$7,914	$5,596

Property and Casualty Insurance

2023 Compared with 2022

Net premiums were $97.9 million and $96.2 million for the years ended December 31, 2023 and 2022, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul moving and storage transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income were $25.2 million and $7.3 million for the years ended December 31, 2023 and 2022, respectively. The main driver of the change in net investment income was the increase in valuation of unaffiliated common stock.

Operating expenses were $48.3 million and $45.0 million for the years ended December 31, 2023 and 2022, respectively. The change was primarily due to an increase in commissions, wages and other administrative expenses.

Benefits and losses expenses were $11.9 million and $21.5 million for the years ended December 31, 2023 and 2022, respectively. Benefits and losses incurred decreased due to a reduction in reserves caused by favorable development in Repwest’s run-off book of business.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $62.5 million and $36.6 million for the twelve months ended December 31, 2023 and 2022, respectively.

Life Insurance

2023 Compared with 2022

Net premiums were $89.7 million and $99.1 million for the years ended December 31, 2023 and 2022, respectively. Medicare Supplement premiums decreased due to the advanced age of the block. Life premiums decreased primarily from the decrease in sales of single premium life and final expense. Deferred annuity deposits were $352.6 million or $26.1 million above prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $124.7 million and $102.4 million for the years ended December 31, 2023 and 2022, respectively. Realized gains on derivatives used as hedges to fixed indexed annuities was $15.3 million this year compared to a $12.6 million realized loss for the prior year. The change in the provision for expected credit losses resulted in a $2.8 million additional increase to the investment income this year compared to a $2.9 million decrease last year. Net interest income and realized gain on the invested assets increased $3.0 million.

Operating expenses were $19.6 million and $21.1 million for the years ended December 31, 2023 and 2022, respectively.

Benefits and losses incurred were $155.2 million and $142.5 million for the years ended December 31, 2023 and 2022, respectively. Interest credited to policyholders increased $18.7 million due to an increase in the interest credited rates on equity - indexed annuities due to rising equity markets. Life benefits decreased $3.3 million due to fewer death claims and lower sales. Medicare supplement benefits decreased by $4.0 million from fewer policies in force.

Amortization of deferred acquisition costs, sales inducement asset and the value of business acquired was $24.2 million and $27.9 million for the years ended December 31, 2023 and 2022, respectively.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $19.7 million and $13.9 million for the years ended December 31, 2023 and 2022, respectively.

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

As of March 31, 2024, cash and cash equivalents totaled $1,534.5 million, compared with $2,060.5 million as of March 31, 2023. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (U-Haul Holding Company, U-Haul and Real Estate). As of March 31, 2024 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, other investments, fixed maturities, equity securities and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)
Cash and cash equivalents	$1,380,165	$52,508	$101,871
Other financial assets	287,233	430,955	2,733,622
Debt obligations (b)	6,304,038	—	—

(a) As of December 31, 2023

(b) Excludes ($32,676) of debt issuance costs

As of March 31, 2024, Moving and Storage had available borrowing capacity under existing credit facilities of $506.1 million. The majority of invested cash at the Moving and Storage segment is held in government money market funds. Our current forecasted debt payments for fiscal 2025 on all borrowings are $535.0 million. For detailed information regarding our debt obligations, please see Note 10, Notes, Loans and Finance Leases Payable, net, of the Notes to Consolidated Financial Statements.

A summary of our consolidated cash flows for fiscal 2024 and 2023 is shown in the table below:

	Year Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$1,452,756	$1,729,610
Net cash used by investing activities	(2,046,373)	(2,421,385)
Net cash provided by financing activities	66,533	59,795
Effects of exchange rate on cash	1,104	(11,633)
Net increase (decrease) in cash flow	(525,980)	(643,613)
Cash at the beginning of the period	2,060,524	2,704,137
Cash at the end of the period	$1,534,544	$2,060,524

Net cash provided by operating activities decreased $276.9 million in fiscal 2024, compared with fiscal 2023 due to a decrease in Moving and Storage operating profits combined with an increase in claim payments and the timing of working capital payments and receivables.

Net cash used in investing activities decreased $375.0 million in fiscal 2024, compared with fiscal 2023. Purchases of property, plant and equipment increased $269.0 million. Fleet related spending increased $320.4 million while investment spending on real estate and development decreased $83.4 million. Cash from the sales of property, plant and equipment increased $37.8 million largely due to fleet sales. For our insurance subsidiaries, net cash provided by investing activities increased $230.7 million. Net cash provided by investing activities for Moving and Storage increased $377.0 million on short-term Treasury notes.

Net cash provided by financing activities increased $6.7 million in fiscal 2024, as compared with fiscal 2023. This was due to a combination of increased debt payments of $117.8 million, decreased finance lease payments of $18.6 million, an increase in cash from borrowings of $168.5 million, a decrease in dividend payments of $2.0 million and an increase in net annuity withdrawals from Life Insurance of $65.8 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2025 the Company will reinvest in its rental equipment fleet approximately $1,050 million, net of equipment sales and excluding any lease buyouts. For fiscal 2024, the Company invested, net of sales, approximately $891 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2025 and beyond will be dependent upon several factors, including the availability of capital, the truck rental environment, the availability of equipment from manufacturers and the used-truck sales market. We anticipate that the fiscal 2025 investments will be funded largely through debt financing, external lease financing and cash from operations. We consider several factors, including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions, which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds, corporate debt and with borrowings against existing properties as they operationally mature. For fiscal 2024, the Company invested $1,258.0 million in real estate acquisitions, new construction and renovation and repair compared to $1,341.4 million in fiscal 2023. For fiscal 2025, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and the availability of labor and materials. We are likely to maintain a high level of real estate capital expenditures in fiscal 2025. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $2,253.7 million and $2,025.6 million for fiscal 2024 and 2023, respectively. The components of our net capital expenditures are provided in the following table:

	Year Ended March 31,
	2024	2023
	(In thousands)
Purchases of rental equipment	$1,619,366	$1,298,955
Purchases of real estate, construction and renovations	1,257,974	1,341,417
Other capital expenditures	115,558	86,595
Gross capital expenditures	2,992,898	2,726,967
Less: Sales of property, plant and equipment	(739,178)	(701,331)
Net capital expenditures	$2,253,720	$2,025,636

Moving and Storage continues to hold significant cash and we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace, pay dividends or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance's assets are generally not available to satisfy the claims of U-Haul Holding Company, or its legal subsidiaries. For calendar year 2024, the ordinary dividend available to be paid to U-Haul Holding Company from Repwest is $34.2 million. For more information, please see Note 28, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements included in, Item 8: Consolidated Financial Statements and Supplementary Data of this Annual Report. We believe that stockholders’ equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to U-Haul Holding Company will be restricted per state regulations.

Our Property and Casualty operating segment stockholders’ equity was $350.5 million and $294.5 million as of December 31, 2023 and 2022, respectively. The increase in 2023 compared with 2022 resulted from net earnings of $49.6 million and an increase in accumulated other comprehensive income of $6.4 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance's net withdrawals for the year ended December 31, 2023 were $59.0 million. State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries. For calendar year 2024, the ordinary dividend available to be paid to U-Haul Holding Company from Oxford is $5.3 million. For more information, please see Note 28, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements included in, Item 8: Consolidated Financial Statements and Supplementary Data of this Annual Report.

Our Life Insurance operating segment stockholders’ equity was $197.7 million and $132.2 million as of December 31, 2023 and 2022, respectively. The increase in 2023 compared with 2022 resulted from earnings of $15.5 million and a increase in accumulated other comprehensive income of $50.0 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. However, as of December 31, 2023, Oxford had outstanding advances of $60.0 million through its membership in the Federal Home Loan Bank (“FHLB”). For a more detailed discussion of these advances, please see Note 10, Notes, Loans and Finance Leases Payable, net, of the Notes to Consolidated Financial Statements.

Cash Flows by Operating Segments

Moving and Storage

Net cash provided by operating activities was $1,319.0 million and $1,593.7 million in fiscal 2024 and 2023, respectively, due to a decrease in operating profits.

Property and Casualty Insurance

Net cash provided by operating activities was $32.7 million and $36.2 million for the years ended December 31, 2023 and 2022, respectively. The decrease was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents and short-term investment portfolios amounted to $52.5 million and $27.2 million as of December 31, 2023 and 2022, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities was $101.0 million and $99.8 million for the years ended December 31, 2023, and 2022, respectively. The increase in operating cash flows was primarily due to timing of settlement of receivables for securities. This was offset by the decrease in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. As of December 31, 2023 and 2022, cash and cash equivalents amounted to $101.9 million and $15.0 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans, including our working capital needs. We continue to hold significant cash and have access to additional liquidity to meet our anticipated capital expenditure requirements for investment in our rental fleet, rental equipment and storage acquisitions and build outs.

The IRS completed and finalized their examination for tax March 2014 through March 2021. As a result, we are owed $129 million which is reflected in prepaid expense.

Our borrowing strategy has primarily focused on asset-backed financing, private placements and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of March 31, 2024, we had available borrowing capacity under existing credit facilities of $506.1 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 10, Notes, Loans and Finance Leases Payable, net, of the Notes to Consolidated Financial Statements included in Item 8: Consolidated Financial Statements and Supplementary Data, of this Annual Report.

Historically, we used certain off-balance sheet arrangements in connection with the expansion of our self-storage business. For more information, please see Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements included in Item 8: Consolidated Financial Statements and Supplementary Data, of this Annual Report. These arrangements were primarily used when our overall borrowing structure was more limited. We do not face similar limitations currently and off-balance sheet arrangements have not been utilized in our self-storage expansion in recent years. In the future, we will continue to identify and consider off-balance sheet opportunities to the extent such arrangements would be economically advantageous to us and our stockholders.

Use of Cash

For material cash requirements as part of liquidity and capital resources discussion, please see Notes 10, Notes, Loans and Finance Leases Payable, net; 11, Interest on Notes, Loans and Finance Leases Payable, net; 19, Contingencies and 27 Life Insurance Liability, of the Notes to Consolidated Financial Statements included in Item 8: Consolidated Financial Statements and Supplementary Data, of this Annual Report. The following table provides additional detail for uses of cash and contingencies as of March 31, 2024.

		Payment due by Period (as of March 31, 2024)
	Total	04/01/24 - 03/31/25	04/01/25 - 03/31/27	04/01/27 - 03/31/29	Thereafter
	(In thousands)
Notes, loans and finance leases payable - Principal	$6,304,038	$534,979	$1,578,357	$1,358,258	$2,832,444
Notes, loans and finance leases payable - Interest	1,760,637	286,704	489,840	331,996	652,097
Life, health and annuity obligations (a)	3,555,725	767,167	823,275	512,158	1,453,125
Self-insurance accruals (b)	319,716	139,368	120,466	47,739	12,143
Total contractual obligations	$11,940,116	$1,728,218	$3,011,938	$2,250,151	$4,949,809

(a) These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $2,785.3 million included in our consolidated balances sheet as of March 31, 2024. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

(b) These estimated obligations are primarily the Company’s self-insurance accruals for portions of the liability coverage for our rental equipment. The estimates for future settlement are based upon historical experience and current trends. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

ASC 740 - Income Taxes liabilities and interest of $94.6 million is not included above due to uncertainty surrounding ultimate settlements, if any.

Fiscal 2025 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals and is likely to increase in fiscal 2025. Revenue in the U-Move® program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to unforeseen events, including adverse economic conditions or heightened competition that is beyond our control.

With respect to our storage business, we have added new locations and expanded existing locations. In fiscal 2025, we are actively looking to complete current projects, increase occupancy in our existing portfolio of locations and acquire new locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. It is likely spending on acquisitions and new development will remain high in fiscal 2025. We will continue to invest capital and resources in the U-Box® program throughout fiscal 2025.

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

Consolidating Schedules by Operating and Reporting Segment

This information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent, with its subsidiaries.

Consolidating balance sheets by industry segment as of March 31, 2024 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$1,380,165	$52,508	$101,871	$—		$1,534,544
Trade receivables and reinsurance recoverables, net	136,484	42,080	37,344	—		215,908
Inventories and parts	150,940	—	—	—		150,940
Prepaid expenses	246,082	—	—	—		246,082
Fixed maturity securities available-for-sale, at fair value	74,814	235,525	2,132,165	—		2,442,504
Equity securities, at fair value	—	45,833	20,441	—		66,274
Investments, other	1,000	101,301	531,635	—		633,936
Deferred policy acquisition costs, net	—	—	121,224	—		121,224
Other assets	60,221	17,448	34,074	—		111,743
Right of use assets - financing, net	289,305	—	—	—		289,305
Right of use assets - operating, net	52,945	655	112	—		53,712
Related party assets	74,935	6,216	12,037	(35,254)	(c)	57,934
	2,466,891	501,566	2,990,903	(35,254)		5,924,106

Investment in subsidiaries	548,205	—	—	(548,205)	(b)	—

Property, plant and equipment, at cost:
Land	1,670,033	—	—	—		1,670,033
Buildings and improvements	8,237,354	—	—	—		8,237,354
Furniture and equipment	1,003,770	—	—	—		1,003,770
Rental trailers and other rental equipment	936,303	—	—	—		936,303
Rental trucks	6,338,324	—	—	—		6,338,324
	18,185,784	—	—	—		18,185,784
Less: Accumulated depreciation	(5,051,132)	—	—	—		(5,051,132)
Total property, plant and equipment, net	13,134,652	—	—	—		13,134,652
Total assets	$16,149,748	$501,566	$2,990,903	$(583,459)		$19,058,758

(a)
Balances as of December 31, 2023
(b)
Eliminate investment in subsidiaries
(c)
Eliminate intercompany receivables and payables

Consolidating balance sheets by industry segment as of March 31, 2024 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$756,497	$9,623	$16,964	$—		$783,084
Notes, loans and finance leases payable, net	6,271,362	—	—	—		6,271,362
Operating lease liabilities	54,249	670	113	—		55,032
Policy benefits and losses, claims and loss expenses payable	319,716	132,479	396,918	—		849,113
Liabilities from investment contracts	—	—	2,411,352	—		2,411,352
Other policyholders' funds and liabilities	—	633	17,437	—		18,070
Deferred income	51,175	—	—	—		51,175
Deferred income taxes, net	1,505,202	4,809	(62,886)	—		1,447,125
Related party liabilities	25,145	2,887	13,265	(41,297)	(c)	—
Total liabilities	8,983,346	151,101	2,793,163	(41,297)		11,886,313

Stockholders' equity :
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common Stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(229,259)	(8,366)	(175,941)	190,350	(b)	(223,216)
Retained earnings	7,599,880	264,410	344,910	(609,110)	(b)	7,600,090
Cost of common shares in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred shares in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	7,166,402	350,465	197,740	(542,162)		7,172,445
Total liabilities and stockholders' equity	$16,149,748	$501,566	$2,990,903	$(583,459)		$19,058,758

(a)
Balances as of December 31, 2023
(b)
Eliminate investment in subsidiaries
(c)
Eliminate intercompany receivables and payables

Consolidating balance sheets by industry segment as of March 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$2,034,242	$11,276	$15,006	$—		$2,060,524
Trade receivables and reinsurance recoverables, net	107,823	48,344	33,331	—		189,498
Inventories and parts	151,474	—	—	—		151,474
Prepaid expenses	241,711	—	—	—		241,711
Fixed maturity securities available-for-sale, at fair value	227,737	230,182	2,251,118	—		2,709,037
Equity securities, at fair value	—	40,974	20,383	—		61,357
Investments, other	23,314	125,130	427,096	—		575,540
Deferred policy acquisition costs, net	—	—	128,463	—		128,463
Other assets	46,438	730	3,884	—		51,052
Right of use assets - financing, net	474,765	—	—	—		474,765
Right of use assets - operating, net	57,978	914	25	—		58,917
Related party assets	69,144	2,347	12,268	(35,451)	(c)	48,308
	3,434,626	459,897	2,891,574	(35,451)		6,750,646

Investment in subsidiaries	426,779	—	—	(426,779)	(b)	—

Property, plant and equipment, at cost:
Land	1,537,206	—	—	—		1,537,206
Buildings and improvements	7,088,810	—	—	—		7,088,810
Furniture and equipment	928,241	—	—	—		928,241
Rental trailers and other rental equipment	827,696	—	—	—		827,696
Rental trucks	5,278,340	—	—	—		5,278,340
	15,660,293	—	—	—		15,660,293
Less: Accumulated depreciation	(4,310,205)	—	—	—		(4,310,205)
Total property, plant and equipment, net	11,350,088	—	—	—		11,350,088
Total assets	$15,211,493	$459,897	$2,891,574	$(462,230)		$18,100,734

(a)
Balances as of December 31, 2022
(b)
Eliminate investment in subsidiaries
(c)
Eliminate intercompany receivables and payables

Consolidating balance sheets by industry segment as of March 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$729,679	$4,470	$26,890	$—		$761,039
Notes, loans and leases payable, net	6,108,042	—	—	—		6,108,042
Operating lease liabilities	57,418	928	27	—		58,373
Policy benefits and losses, claims and loss expenses payable	335,227	153,007	391,968	—		880,202
Liabilities from investment contracts	—	—	2,398,884	—		2,398,884
Other policyholders' funds and liabilities	—	2,702	5,530	—		8,232
Deferred income	52,282	—	—	—		52,282
Deferred income taxes, net	1,405,391	1,713	(77,615)	—		1,329,489
Related party liabilities	25,082	2,544	13,644	(41,270)	(c)	—
Total liabilities	8,713,121	165,364	2,759,328	(41,270)		11,596,543

Stockholders' equity :
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common Stock	176	—	—	—		176
Additional paid-in capital	453,853	91,120	26,271	(117,601)	(b)	453,643
Accumulated other comprehensive income (loss)	(291,442)	(14,720)	(225,904)	246,443	(b)	(285,623)
Retained earnings	7,002,938	214,832	329,379	(544,001)	(b)	7,003,148
Cost of common shares in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred shares in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	$6,498,372	294,533	132,246	(420,960)		6,504,191
Total liabilities and stockholders' equity	15,211,493	$459,897	$2,891,574	$(462,230)		$18,100,734

(a)
Balances as of December 31, 2022
(b)
Eliminate investment in subsidiaries
(c)
Eliminate intercompany receivables and payables

Consolidating statements of operations by industry segment for year ending March 31, 2024 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues:
Self-moving equipment rental revenues	$3,629,215	$—	$—	$(4,520)	(c)	$3,624,695
Self-storage revenues	831,069	—	—	—		831,069
Self-moving and self-storage products and service sales	335,805	—	—	—		335,805
Property management fees	37,004	—	—	—		37,004
Life insurance premiums	—	—	89,745	—		89,745
Property and casualty insurance premiums	—	97,927	—	(3,125)	(c)	94,802
Net investment and interest income	—	25,158	124,686	(3,376)	(b)	146,468
Other revenue	461,835	—	4,771	(520)	(b)	466,086
Total revenues	5,294,928	123,085	219,202	(11,541)		5,625,674

Costs and expenses:
Operating expenses	3,066,692	48,332	19,594	(8,147)	(b,c)	3,126,471
Commission expenses	384,079	—	—	—		384,079
Cost of product sales	241,563	—	—	—		241,563
Benefits and losses	—	11,878	155,157	—		167,035
Amortization of deferred policy acquisition costs	—	—	24,238	—		24,238
Lease expense	34,609	366	61	(2,382)	(b)	32,654
Depreciation, net of gains on disposal	663,931	—	—	—		663,931
Net losses on disposal of real estate	7,914	—	—	—		7,914
Total costs and expenses	4,398,788	60,576	199,050	(10,529)		4,647,885

Earnings from operations before equity in earnings of subsidiaries	896,140	62,509	20,152	(1,012)		977,789

Equity in earnings of subsidiaries	65,109	—	—	(65,109)	(d)	—

Earnings from operations	961,249	62,509	20,152	(66,121)		977,789
Other components of net periodic benefit costs	(1,458)	—	—	—		(1,458)
Other interest income	120,501	—	—	(480)		120,021
Interest expense	(257,187)	—	(480)	1,492	(b)	(256,175)
Pretax earnings	823,105	62,509	19,672	(65,109)		840,177
Income tax expense	(194,398)	(12,931)	(4,141)	—		(211,470)
Net earnings available to common stockholders	$628,707	$49,578	$15,531	$(65,109)		$628,707

(a)
Balances for the year ended December 31, 2023
(b)
Eliminate intercompany lease / interest income
(c)
Eliminate intercompany premiums
(d)
Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by industry segment for year ending March 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues:
Self-moving equipment rental revenues	$3,882,620	$—	$—	$(4,703)	(c)	$3,877,917
Self-storage revenues	744,492	—	—	—		744,492
Self-moving and self-storage products and service sales	357,286	—	—	—		357,286
Property management fees	37,073	—	—	—		37,073
Life insurance premiums	—	—	99,149	—		99,149
Property and casualty insurance premiums	—	96,242	—	(3,033)	(c)	93,209
Net investment and interest income	70,992	7,270	102,448	(4,031)	(b)	176,679
Other revenue	475,251	—	4,503	(868)	(b)	478,886
Total revenues	5,567,714	103,512	206,100	(12,635)		5,864,691

Costs and expenses:
Operating expenses	2,966,982	45,035	21,115	(8,585)	(b,c)	3,024,547
Commission expenses	416,315	—	—	—		416,315
Cost of product sales	263,026	—	—	—		263,026
Benefits and losses	—	21,535	142,544	—		164,079
Amortization of deferred policy acquisition costs	—	—	27,924	—		27,924
Lease expense	32,878	372	108	(2,529)	(b)	30,829
Depreciation, net of gains on disposals	486,795	—	—	—		486,795
Net losses on disposal of real estate	5,596	—	—	—		5,596
Total costs and expenses	4,171,592	66,942	191,691	(11,114)		4,419,111

Earnings from operations before equity in earnings of subsidiaries	1,396,122	36,570	14,409	(1,521)		1,445,580

Equity in earnings of subsidiaries	41,201	—	—	(41,201)	(d)	—

Earnings from operations	1,437,323	36,570	14,409	(42,722)		1,445,580
Other components of net periodic benefit costs	(1,216)	—	—	—		(1,216)
Interest expense	(224,999)	—	(480)	1,521	(b)	(223,958)
Fees on early extinguishment of debt	(1,009)	—	—	—		(1,009)
Pretax earnings	1,210,099	36,570	13,929	(41,201)		1,219,397
Income tax expense	(285,627)	(6,815)	(2,483)	—		(294,925)
Net earnings available to common stockholders	$924,472	$29,755	$11,446	$(41,201)		$924,472

(a)
Balances for the year ended December 31, 2022
(b)
Eliminate intercompany lease/interest income
(c)
Eliminate intercompany premiums
(d)
Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by industry segment for year ending March 31, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues:
Self-moving equipment rental revenues	$3,963,535	$—	$—	$(4,728)	(c)	$3,958,807
Self-storage revenues	617,120	—	—	—		617,120
Self-moving and self-storage products and service sales	351,447	—	—	—		351,447
Property management fees	35,194	—	—	—		35,194
Life insurance premiums	—	—	111,027	—		111,027
Property and casualty insurance premiums	—	89,667	—	(3,149)	(c)	86,518
Net investment and interest income	3,135	25,376	123,809	(4,059)	(b)	148,261
Other revenue	427,836	—	3,976	(439)	(b)	431,373
Total revenues	5,398,267	115,043	238,812	(12,375)		5,739,747

Costs and expenses:
Operating expenses	2,621,270	42,456	21,112	(8,297)	(b,c)	2,676,541
Commission expenses	429,581	—	—	—		429,581
Cost of product sales	259,585	—	—	—		259,585
Benefits and losses	—	22,448	163,123	—		185,571
Amortization of deferred policy acquisition costs	—	—	33,854	—		33,854
Lease expense	31,973	359	109	(2,531)	(b)	29,910
Depreciation, net of gains on disposals	482,752	—	—	—		482,752
Net gains on disposal of real estate	(4,120)	—	—	—		(4,120)
Total costs and expenses	3,821,041	65,263	218,198	(10,828)		4,093,674

Earnings from operations before equity in earnings of subsidiaries	1,577,226	49,780	20,614	(1,547)		1,646,073

Equity in earnings of subsidiaries	55,822	—	—	(55,822)	(d)	—

Earnings from operations	1,633,048	49,780	20,614	(57,369)		1,646,073
Other components of net periodic benefit costs	(1,120)	—	—	—		(1,120)
Interest expense	(168,491)	—	(480)	1,547	(b)	(167,424)
Fees on early extinguishment of debt	(956)					(956)
Pretax earnings	1,462,481	49,780	20,134	(55,822)		1,476,573
Income tax expense	(338,119)	(10,378)	(3,714)	—		(352,211)
Net earnings available to common stockholders	$1,124,362	$39,402	$16,420	$(55,822)		$1,124,362

(a)
Balances for the year ended December 31, 2021
(b)
Eliminate intercompany lease/interest income
(c)
Eliminate intercompany premiums
(d)
Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by industry segment for the year ended March 31, 2024, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$628,707	$49,578	$15,531	$(65,109)	$628,707
Earnings from consolidated subsidiaries	(65,109)	—	—	65,109	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	817,889	—	—	—	817,889
Amortization of premiums and accretion of discounts related to investments, net	—	1,572	15,277	—	16,849
Amortization of debt issuance costs	6,712	—	—	—	6,712
Interest credited to policyholders	—	—	71,433	—	71,433
Provision for allowance (recoveries) for losses on trade receivables, net	2,463	(16)	—	—	2,447
Non cash lease expense	23,926	—	—	—	23,926
Net gains on disposal of personal property	(153,958)	—	—	—	(153,958)
Net losses on disposal of real estate	7,914	—	—	—	7,914
Net (gains) losses on sales of fixed maturity securities	—	10	(167)	—	(157)
Net gains on equity securities	—	(5,741)	—	—	(5,741)
Deferred income taxes	98,823	(37)	(407)	—	98,379
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(31,143)	6,145	(4,013)	—	(29,011)
Inventories and parts	518	—	—	—	518
Prepaid expenses	(4,451)	—	—	—	(4,451)
Deferred policy acquisition costs, net	—	—	7,239	—	7,239
Other assets and right of use assets - operating, net	12,359	680	(3,150)	—	9,889
Related party assets	(5,745)	(3,869)	—	—	(9,614)
Accounts payable and accrued expenses and operating lease liabilities	(3,388)	6,598	(13,907)	—	(10,697)
Policy benefits and losses, claims and loss expenses payable	(15,441)	(20,528)	(3,235)	—	(39,204)
Other policyholders' funds and liabilities	—	(2,069)	11,991	—	9,922
Deferred income	(1,096)	—	(989)	—	(2,085)
Related party liabilities	63	343	5,444	—	5,850
Net cash provided by operating activities	1,319,043	32,666	101,047	—	1,452,756

Cash flows from investing activities:
Escrow deposits	2,983	—	—	—	2,983
Purchases of:
Property, plant and equipment	(2,992,898)	—	—	—	(2,992,898)
Fixed maturity securities available-for-sale	(170,317)	(22,144)	(151,705)	—	(344,166)
Equity securities	—	(529)	(1)	—	(530)
Investments, other	(1,000)	(10,375)	(163,592)	—	(174,967)
Proceeds from sales of:
Property, plant and equipment	739,178	—	—	—	739,178
Fixed maturity securities available-for-sale	322,330	23,321	326,470	—	672,121
Equity securities	—	1,413	4	—	1,417
Investments, other	—	16,880	33,609	—	50,489
Net cash used by investing activities	(2,099,724)	8,566	44,785	—	(2,046,373)

(a)
Balance for the period ended December 31, 2023
(b)
Eliminate purchase and sale of real estate

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2024, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,186,363	—	—	—	1,186,363
Principal repayments on credit facilities	(919,771)	—	—	—	(919,771)
Payments of debt issuance costs	(4,082)	—	—	—	(4,082)
Finance lease payments	(105,564)	—	—	—	(105,564)
Securitization deposits	319	—	—	—	319
Series N Non-Voting Common Stock dividends paid	(31,765)	—	—	—	(31,765)
Investment contract deposits	—	—	360,124	—	360,124
Investment contract withdrawals	—	—	(419,091)	—	(419,091)
Net cash provided by financing activities	125,500	—	(58,967)	—	66,533

Effects of exchange rate on cash	1,104	—	—	—	1,104

Increase (decrease) in cash and cash equivalents	(654,077)	41,232	86,865	—	(525,980)
Cash and cash equivalents at beginning of period	2,034,242	11,276	15,006	—	2,060,524
Cash and cash equivalents at end of period	1,380,165	52,508	101,871	—	1,534,544

(a)
Balance for the period ended December 31, 2023

Consolidating cash flow statements by industry segment for the year ended March 31, 2023, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$924,472	$29,755	$11,446	$(41,201)		$924,472
Earnings from consolidated subsidiaries	(41,201)	—	—	41,201		—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	733,879	—	—	—		733,879
Amortization of premiums and accretion of discounts related to investments, net	—	1,691	18,375	—		20,066
Amortization of debt issuance costs	7,087	—	—	—		7,087
Interest credited to policyholders	—	—	55,822	—		55,822
Provision for allowance (recoveries) for losses on trade receivables, net	(4,714)	(146)	—	—		(4,860)
Non cash lease expense	22,432	—	—	—		22,432
Net gains on disposal of personal property	(247,084)	—	—	—		(247,084)
Net losses on disposal of real estate	5,596	—	—	—		5,596
Net losses on sales of fixed maturity securities	—	44	8,256	—		8,300
Net losses on equity securities	—	9,091	—	—		9,091
Deferred income taxes, net	137,159	(2,757)	(2,648)	—		131,754
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	39,510	2,322	2,882	—		44,714
Inventories and parts	7,265	—	—	—		7,265
Prepaid expenses	(5,575)	—	—	—		(5,575)
Deferred policy acquisition costs, net	—	—	2,722	—		2,722
Other assets and right of use assets - operating, net	(5,330)	2	(1,077)	—		(6,405)
Related party assets	(4,898)	4,354	—	—		(544)
Accounts payable and accrued expenses and operating lease liabilities	16,935	625	16,703	—		34,263
Policy benefits and losses, claims and loss expenses payable	5,849	(7,372)	(13,659)	—		(15,182)
Other policyholders' funds and liabilities	—	(819)	(1,761)	—		(2,580)
Deferred income	3,371	—	1,766	—		5,137
Related party liabilities	(1,048)	(640)	928	—		(760)
Net cash provided by operating activities	1,593,705	36,150	99,755	—		1,729,610

Cash flows from investing activities:
Escrow deposits	9,298	—	—	—		9,298
Purchases of:
Property, plant and equipment	(2,726,967)	—	—	3,066	(b)	(2,723,901)
Fixed maturity securities available-for-sale	(224,999)	(100,816)	(297,674)	—		(623,489)
Equity securities	—	(3,281)	(1,651)	—		(4,932)
Investments, other	(2,677)	(42,643)	(167,944)	—		(213,264)
Proceeds from sales of:
Property, plant and equipment	701,331	—	—	—		701,331
Fixed maturity securities available-for-sale	—	93,397	177,695	—		271,092
Equity securities	—	1,280	6	—		1,286
Investments, other	—	16,389	147,871	(3,066)	(b)	161,194
Net cash (used) provided by investing activities	(2,244,014)	(35,674)	(141,697)	—		(2,421,385)

(a)
Balance for the period ended December 31, 2022
(b)
Eliminate purchase and sale of real estate

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2023, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,017,898	—	—	—	1,017,898
Principal repayments on credit facilities	(801,994)	—	—	—	(801,994)
Payment of debt issuance costs	(5,237)	—	—	—	(5,237)
Finance lease payments	(124,188)	—	—	—	(124,188)
Securitization deposits	217	—	—	—	217
Voting common stock dividends paid	(19,608)	—	—	—	(19,608)
Series N Non-Voting Common Stock dividends paid	(14,117)	—	—	—	(14,117)
Investment contract deposits	—	—	341,483	—	341,483
Investment contract withdrawals	—	—	(334,659)	—	(334,659)
Net cash provided (used) by financing activities	52,971	—	6,824	—	59,795

Effects of exchange rate on cash	(11,633)	—	—	—	(11,633)

Increase (decrease) in cash and cash equivalents	(608,971)	476	(35,118)	—	(643,613)
Cash and cash equivalents at beginning of period	2,643,213	10,800	50,124	—	2,704,137
Cash and cash equivalents at end of period	$2,034,242	$11,276	$15,006	$—	$2,060,524

(a)
Balance for the period ended December 31, 2022

Consolidating cash flow statements by industry segment for the year ended March 31, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$1,124,362	$39,402	$16,420	$(55,822)	$1,124,362
Earnings from consolidated subsidiaries	(55,822)	—	—	55,822	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	696,955	—	—	—	696,955
Amortization of premiums and accretion of discounts related to investments, net	—	1,638	18,111	—	19,749
Amortization of debt issuance costs	5,659	—	—	—	5,659
Interest credited to policyholders	—	—	64,692	—	64,692
Provision for allowance (recoveries) for losses on trade receivables, net	4,689	(456)	(6)	—	4,227
Non cash lease expense	21,662	—	—	—	21,662
Net gains on disposal of personal property	(214,203)	—	—	—	(214,203)
Net gains on disposal of real estate	(4,120)	—	—	—	(4,120)
Net gains on sales of fixed maturity securities	—	(991)	(10,881)	—	(11,872)
Net gains on equity securities	—	(7,837)	—	—	(7,837)
Deferred income taxes, net	106,869	1,347	(7,125)	—	101,091
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	(28,776)	17,180	2,409	—	(9,187)
Inventories and parts	(53,301)	—	—	—	(53,301)
Prepaid expenses	232,342	—	—	—	232,342
Deferred policy acquisition costs, net	—	—	1,228	—	1,228
Other assets and right of use assets - operating, net	(6,526)	346	(133)	—	(6,313)
Related party assets	(10,517)	160	—	—	(10,357)
Accounts payable and accrued expenses and operating lease liabilities	5,601	1,821	3,092	—	10,514
Policy benefits and losses, claims and loss expenses payable	(8,428)	(18,563)	6,223	—	(20,768)
Other policyholders' funds and liabilities	—	(177)	(1,431)	—	(1,608)
Deferred income	6,551	—	(1,152)	—	5,399
Related party liabilities	255	(2,644)	310	—	(2,079)
Net cash provided by operating activities	1,823,252	31,226	91,757	—	1,946,235

Cash flows from investing activities:
Escrow deposits	(9,328)	—	—	—	(9,328)
Purchases of:
Property, plant and equipment	(2,136,537)	—	—	—	(2,136,537)
Fixed maturity securities available-for-sale	—	(84,666)	(617,078)	—	(701,744)
Equity securities	—	(17,919)	(9,380)	—	(27,299)
Investments, other	(33)	(24,091)	(134,284)	—	(158,408)
Proceeds from sales of:
Property, plant and equipment	623,235	—	—	—	623,235
Fixed maturity securities available-for-sale	—	74,938	337,590	—	412,528
Equity securities	—	2,020	2,026	—	4,046
Investments, other	113	23,634	102,584	—	126,331
Net cash used by investing activities	(1,522,550)	(26,084)	(318,542)	—	(1,867,176)

(a)
Balance for the period ended December 31, 2021

Continuation of consolidating cash flow statements by industry segment for the year ended March 31, 2022 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,969,474	—	—	—	1,969,474
Principal repayments on credit facilities	(426,319)	—	(11,187)	—	(437,506)
Payment of debt issuance costs	(13,156)	—	—	—	(13,156)
Finance lease payments	(166,262)	—	—	—	(166,262)
Voting common stock dividends paid	(29,412)	—	—	—	(29,412)
Investment contract deposits	—	—	347,520	—	347,520
Investment contract withdrawals	—	—	(237,503)	—	(237,503)
Net cash provided (used) by financing activities	1,334,325	—	98,830	—	1,433,155

Effects of exchange rate on cash	(2,089)	—	—	—	(2,089)

Increase in cash and cash equivalents	1,632,938	5,142	(127,955)	—	1,510,125
Cash and cash equivalents at beginning of period	1,010,275	5,658	178,079	—	1,194,012
Cash and cash equivalents at end of period	$2,643,213	$10,800	$50,124	$—	$2,704,137

(a)
Balance for the period ended December 31, 2021

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and currency exchange rates. To mitigate these risks, we may utilize derivative financial instruments, among other strategies. We do not use derivative financial instruments for speculative purposes.

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at March 31, 2024:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$57,867	$3,474	7/15/2022	7/15/2032	2.86%	1 Month SOFR
70,250	2,481	8/1/2022	8/1/2026	2.72%	1 Month SOFR
69,750	2,423	8/1/2022	8/31/2026	2.75%	1 Month SOFR
100,000	14	8/31/2023	8/31/2025	4.71%	1 Month SOFR

As of March 31, 2024, we had $749.5 million of variable rate debt obligations, of this amount, $451.7 million is not fixed through interest rate swaps. If the Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $4.5 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

The following table illustrates the interest rate risk sensitivity of our fixed maturity portfolio as of March 31, 2024 and 2023. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Market Value of Mixed Maturity Portfolio
	As of March 31,
Change in Interest Rates (a)	2024	2023
	(In thousands)

-300bps	$2,798,226	$3,100,972
-200bps	2,679,594	2,970,228
-100bps	2,561,038	2,839,624
No change	2,442,504	2,709,037
+100bps	2,324,207	2,578,654
+200bps	2,205,932	2,448,348
+300bps	2,087,750	2,318,149

(a) In basis points

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contractholder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. At March 31, 2024 and 2023, these derivative hedges had a net market value of $10.5 million and $4.3 million, with notional amounts of $526.4 million and $465.7 million, respectively. These derivative instruments are included in Investments, other; on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.1% of our revenue was generated in Canada for both fiscal 2024 and 2023, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Item 8. Consolidated Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of U-Haul Holding Company and its consolidated subsidiaries, including the notes to such statements and the related schedules are set forth on the “F” pages hereto and are incorporated by reference herein.

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

Following this discussion is the report of Deloitte Touche, LLP, our independent registered public accounting firm, regarding its audit of U-Haul Holding Company’s internal control over financial reporting as set forth below in this section. This section should be read in conjunction with the certifications of our CEO and CFO and the Deloitte & Touche, LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2024, the end of the period covered by this Annual Report.

Remediation of Previously Disclosed Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we identified two material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Two-Class Method of Earnings per Share. Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 to address the identified material weakness related to the accounting for the two-class method of earnings per share associated with the recently issued UHAL.B common stock were completed and the material weakness was remediated as previously disclosed in Item 4 “Controls and Procedures” of our Form 10-Q for the quarterly period ended September 30, 2023.

General Information Technology Controls. Our remediation efforts previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 to address the identified material weakness related to inadequate design, implementation and monitoring of general information technology controls in the areas of program change management, user access, segregation of duties and cyber security for systems supporting substantially all of the Company’s internal control processes have been completed.

We completed the execution of the following remediation measures, including testing of the design and concluding on the operating effectiveness of the related controls:

•
Assessed and formalized the design of certain information technology policies;
•
Implemented controls and procedures relating to program change management, user access, segregation of duties and cyber security for systems supporting substantially all of the Company’s internal control processes;
•
Developed monitoring controls and protocols allowing us to timely assess the design and operating effectiveness of the new and redesigned controls;
•
Strengthened password policies;
•
Conducted more frequent end-user access reviews and removed unnecessary access to systems;
•
Enhanced the process for timely review of program management changes; and
•
Enhanced the Company's cyber security risk management program.

Based upon the above, we believe the steps taken have improved the effectiveness of our internal control over financial reporting and we have determined that these new or redesigned controls are operating effectively.

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

Management assessed our internal control over financial reporting as of March 31, 2024 based on the criteria established in Internal Control-Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit function and our Finance function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2024.

The effectiveness of our internal control over financial reporting as of March 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Except for the improvements to our internal control over financial reporting to remediate the material weaknesses discussed above, there have been no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of U-Haul Holding Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of U-Haul Holding Company and consolidated subsidiaries (the "Company") as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2024, of the Company and our report dated May 30, 2024, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte Touche, LLP

Tempe, Arizona

May 30, 2024

Item 9B. Other Information

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to U-Haul Holding Company’s definitive proxy statement, in connection with its 2024 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the Company’s 2024 fiscal year.

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

PART IV

Item 15. Exhibits; Financial Statement Schedules

The following documents are filed as part of this Annual Report:

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

Exhibits:

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Articles of Incorporation of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on June 9, 2016, file no. 1-11255

3.2	U-Haul Holding Company Certificate of Designation of Series N Non-Voting Common Stock	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2022, file no. 1-11255

3.3	Restated Bylaws of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on December 19, 2022, file no. 1-11255

3.4	Articles of Conversion/Exchange/Merger	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2022, file no. 1-11255

4.1	U-Haul Investors Club Base Indenture, dated February 14, 2011 by and between U-Haul Holding Company and U. S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255

4.2	Fourth Supplemental Indenture, dated March 15, 2011, by and among U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on March 22, 2011, file no. 1-11255

4.3	Tenth Supplemental Indenture, dated June 7, 2011 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255

4.4	Twelfth Supplemental Indenture dated June 14, 2011 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255

4.5	Eighteenth Supplemental Indenture dated January 7, 2012 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on March 26, 2012, file no. 1-11255

4.6	Twentieth Supplemental Indenture dated September 4, 2012 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on September 4, 2012, file no. 1-11255

4.7	Twenty-first Supplemental Indenture dated January 15, 2013 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on January 15, 2013, file no. 1-11255

4.8	Twenty-third Supplemental Indenture, dated November 26, 2013 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on November 26, 2013, file no. 1-11255

4.9	Twenty-fourth Supplemental Indenture, dated April 22, 2014 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on April 22, 2014, file no. 1-11255

4.10	Twenty-sixth Supplemental Indenture, dated September 29, 2015 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on September 29, 2015, file no. 1-11255

4.11	Twenty-seventh Supplemental Indenture, dated December 15, 2015 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on December 15, 2015, file no. 1-11255

4.12	Twenty-eighth Supplemental Indenture, dated September 13, 2016 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on September 13, 2016, file no. 1-11255

4.13	Thirty-first Supplemental Indenture, dated October 24, 2017 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on October 25, 2017, file no. 1-11255

4.14	Amended and Restated Twenty-fifth Supplemental Indenture, dated August 28, 2018 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on August 28, 2018, file no. 1-11255

4.15	Thirty-fifth Supplemental Indenture, dated March 7, 2019 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on March 7, 2019, file no. 1-11255

4.16	Amended and Restated Thirty-third Supplemental Indenture, dated May 3, 2019 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255

4.17	Amended and Restated Thirty-fourth Supplemental Indenture, dated May 3, 2019 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255

4.18	Thirty-sixth Supplemental Indenture, dated May 3, 2019 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255

4.19	Thirty-eighth Supplemental Indenture, dated February 18, 2020 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on February 18, 2020, file no. 1-11255

4.20	Thirty-ninth, Supplemental Indenture, dated October 20, 2020 by and between U-Haul Holding Company and U.S Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on October 20, 2020, file no. 1-11255

4.21	Forty-first Supplemental Indenture, dated April 13, 2021 by and between U-Haul Holding Company and U.S Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on April 13, 2021, file no. 1-11255

4.22	Forty-second Supplemental Indenture, dated October 12, 2021, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on October 12, 2021, file no. 1-11255

4.23	Forty-fourth Supplemental Indenture, dated May 10, 2022, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on May 10, 2022 file no. 1-11255

4.24	Forty-fifth Supplemental Indenture, dated July 19, 2022, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on July 19, 2022, file no. 1-11255

4.25	Forty-sixth Supplemental Indenture, dated September 27, 2022, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on September 27, 2022, file no. 1-11255

4.26

Series UIC-9K, 10K, 11K, 12K, 13K, 14K and 15K Amendment to the Amendment to the Amended and Restated Forty-second Supplement Indenture and Pledge and Security Agreement dated September 27, 2022 by and between U-Haul Holding Company and U.S. Bank Trust Company, National Association as successor in interest to U. S Bank National Association, as trustee

Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on September 27, 2022 file no. 1-11255.

4.27	Forty-seventh Supplemental Indenture, dated December 20, 2022, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on December 20, 2022, file no. 1-11255

4.28	Forty-eighth Supplemental Indenture, dated February 21, 2023, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on February 21, 2023, file no. 1-11255

4.29	Forty-ninth Supplement Indenture, dated April 23, 2024, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on April 23, 2024, file no. 1-11255

4.30	Description of Registered Securities	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K filed on June 1, 2023, file no. 1-11255

10.1	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255

10.2	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255

10.3	Property Management Agreement	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255

10.4	Amended and Restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.5	Amended and Restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.6	Amended and Restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.7	Amended and Restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.8	Amended and Restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.9	Amended and Restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.10	Amended and Restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.11	Amended and Restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.12	Amended and Restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.13	Amended and Restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.14	Amended and Restated Property Management Agreement among Eighteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.15	Amended and Restated Property Management Agreement among Twenty SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.16	Amended and Restated Property Management Agreement among Twenty-One SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.17	Amended and Restated Property Management Agreement among Twenty-Two SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.18	Amended and Restated Property Management Agreement among Twenty-Three SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.19	Amended and Restated Property Management Agreement among Twenty-Four SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.20	Amended and Restated Property Management Agreement among Twenty-Five SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.21	Amended and Restated Property Management Agreement among Twenty-Six SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.22	Amended and Restated Property Management Agreement among Twenty-Seven SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.23	Amended and Restated Property Management Agreement among Three-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255

10.24	Amended and Restated Property Management Agreement among Three-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255

10.25	Amended and Restated Property Management Agreement among Three-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255

10.26	Amended and Restated Property Management Agreement among Three-D SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255

10.27	Amended and Restated Property Management Agreement among Galaxy Storage One, LP and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255

10.28	U-Haul Dealership Contract Addendum	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

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

Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on August 14, 2015, file no. 1-11255

10.30	Property Management Agreement dated December 11, 2014 between Three SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255

10.31	Property Management Agreement dated December 16, 2014 among Galaxy Storage Two, L.P. and certain subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255

10.32	Property Management Agreement dated June 25, 2015 among 2015 SAC Self-Storage, LLC and certain subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255

10.33	Property Management Agreement dated March 21, 2016 among Five SAC RW, LLC and certain subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255

10.34	Property Management Agreement among Six-SAC Self-Storage Corporation and certain subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on June 27, 2016, file no. 1-11255

10.35

Credit Agreement, dated as of September 1, 2017 by and among U-Haul Holding Company, as the Borrower, Bank of America, N.A., as Agent for all Lenders, and the financial institutions party thereto from to time as, Lenders.

Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on September 7, 2017, file no. 1-11255

10.36	Template Dealership Contract	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.37	Amended and Restated U-Haul Holding Company Employee Savings and Profit and Sharing Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.38	Amendment to the Amended and Restated U-Haul Holding Company Employee Savings and Profit and Sharing Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.39	Amended and Restated U-Haul Holding Company Employee Stock Ownership Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.40	Amendment to the Amended and Restated U-Haul Holding Company Employee Stock Ownership Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.41	Note Purchase Agreement, dated September 29, 2021, among U-Haul Holding Company and the purchasers named therein.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.42	Form of U-Haul Holding Company 2.43% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.43	Form of U-Haul Holding Company 2.51% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.44	Form of U-Haul Holding Company 2.63% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.45	Form of U-Haul Holding Company 2.78% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.46	Note Purchase Agreement, dated December 2, 2021, among U-Haul Holding Company and the purchasers named therein.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.47	Form of U-Haul Holding Company 2.55% Senior Note, Series A due January 27, 2030	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.48	Form of U-Haul Holding Company 2.60% Senior Note, Series B due January 27, 2031	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.49	Form of U-Haul Holding Company 2.68% Senior Note, Series C due January 27, 2032	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.50	Form of U-Haul Holding Company 2.73% Senior Note, Series D due January 27, 2033	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.51	Form of U-Haul Holding Company 2.88% Senior Note, Series E due January 27, 2035	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.52	Property Management Agreement among Mercury Storage 1-A, LLC and subsidiaries of U-Haul International, Inc.	Filed herewith

10.53	Property Management Agreement among Mercury Storage 1-B, LLC and subsidiaries of U-Haul International, Inc.	Filed herewith

10.54	Property Management Agreement among Mercury Storage 1-C, LLC and subsidiaries of U-Haul International, Inc.	Filed herewith

10.55	Property Management Agreement among Mercury Storage 2, LLC and subsidiaries of U-Haul International, Inc.	Filed herewith

10.56	Property Management Agreement among Mercury Storage 3, LLC and subsidiaries of U-Haul International, Inc.	Filed herewith

10.57	Property Management Agreement among Mercury Storage 4, LLC and subsidiaries of U-Haul International, Inc.	Filed herewith

10.58	Property Management Agreement among Mercury Storage 5, LLC and subsidiaries of U-Haul International, Inc.	Filed herewith

10.59	Property Management Agreement among Mercury Storage 6, LLC and subsidiaries of U-Haul International, Inc.	Filed herewith

14	Code of Ethics	Incorporated by reference to Exhibit 14 of U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2023, file no. 1-11255

21	Subsidiaries of U-Haul Holding Company	Filed herewith

23.1	Consent of Deloitte and Touche, LLP	Filed herewith

23.1	Consent of BDO USA, P.C.	Filed herewith

24	Power of Attorney	Refer to signature page

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company	Filed herewith

32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97	Policy for the Recovery of Erroneously Awarded Compensation	Filed herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file as its XBRL tags are embedded within the Inline XBRL Document.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Furnished herewith

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Indicates management plan or compensatory arrangement.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of U-Haul Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of U-Haul Holding Company and consolidated subsidiaries (the "Company") as of March 31, 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows, for the year ended March 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting and presentation related to long-duration insurance contracts and certain related balances effective April 1, 2023, due to the adoption of Accounting Standards Update No. 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, using the modified retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Liabilities - Public Liability and Property Damage Claims - Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company is self-insured for public liability and property damage claims related to their rental equipment. These self-insurance liabilities represent an estimate for both reported claims not yet paid, and claims incurred but not yet reported.

Given the subjectivity of estimating the related self-insurance liabilities for reported claims not yet paid and claims incurred but not yet reported due to uncertain exposure and projected loss development, performing audit procedures to evaluate whether these self-insurance liabilities were appropriately recorded as of March 31, 2024 required a significant degree of auditor judgement and the assistance of our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to self-insurance liabilities for public liability and property damage claims included the following, among others:

•
We tested the effectiveness of controls over self-insurance liabilities for public liability and property damage claims, including those related to the determination and estimation of claims incurred but not reported.

•
We evaluated the methods and assumptions used by management to estimate the self-insurance liabilities for public liability and property damage claims by:

•
Reading the Company’s insurance policies and comparing the coverage and terms to the assumptions used by management.

•
Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were accurate and complete.

•
Comparing management’s prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the self-insurance liabilities for public liability and property damage claims.

•
With the assistance of our actuarial specialists, we developed estimates of the self-insurance liabilities for public liability and property damage claims and compared our estimates to management’s estimates.

/s/ Deloitte Touche, LLP

Tempe, Arizona

May 30, 2024

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

U-Haul Holding Company

Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of U-Haul Holding Company (the “Company”) as of March 31, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2023, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Retrospective Adoption of New Accounting Standard

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting and presentation related to long-duration insurance contracts and certain related balances effective April 1, 2023, due to the adoption of Accounting Standards Update No. 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, using the modified retrospective method.

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

/s/ BDO USA, P.C.

We served as the Company's auditor from 2003 to 2023.

Phoenix, Arizona

June 1, 2023, except for the effects of the modified retrospective adoption of Accounting Standards Update No. 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, discussed in Note 3, as to which the date is May 30, 2024.

U-Haul Holding Company and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2024	2023
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,534,544	$2,060,524
Trade receivables and reinsurance recoverables, net	215,908	189,498
Inventories and parts	150,940	151,474
Prepaid expenses	246,082	241,711
Fixed maturity securities available-for-sale (net of allowance for credit loss of $1,052 and $2,101, respectively) at fair value and amortized cost ($2,660,093 and $3,006,587, respectively)	2,442,504	2,709,037
Equity securities, at fair value	66,274	61,357
Investments, other	633,936	575,540
Deferred policy acquisition costs, net	121,224	128,463
Other assets	111,743	51,052
Right of use assets - financing, net	289,305	474,765
Right of use assets - operating, net	53,712	58,917
Related party assets	57,934	48,308
	5,924,106	6,750,646
Property, plant and equipment, at cost:
Land	1,670,033	1,537,206
Buildings and improvements	8,237,354	7,088,810
Furniture and equipment	1,003,770	928,241
Rental trailers and other rental equipment	936,303	827,696
Rental trucks	6,338,324	5,278,340
	18,185,784	15,660,293
Less: Accumulated depreciation	(5,051,132)	(4,310,205)
Total property, plant and equipment, net	13,134,652	11,350,088
Total assets	$19,058,758	$18,100,734
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$783,084	$761,039
Notes, loans and finance leases payable, net	6,271,362	6,108,042
Operating lease liabilities	55,032	58,373
Policy benefits and losses, claims and loss expenses payable	849,113	880,202
Liabilities from investment contracts	2,411,352	2,398,884
Other policyholders' funds and liabilities	18,070	8,232
Deferred income	51,175	52,282
Deferred income taxes, net	1,447,125	1,329,489
Total liabilities	11,886,313	11,596,543

Commitments and contingencies (Notes 10 and 20)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized: Series A preferred stock, with no par value, 6,100,000 shares authorized; 6,100,000 shares issued and none outstanding	—	—

Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding	—	—

Serial common stock, with or without par value, 250,000,000 shares authorized: Serial common stock of $0.25 par value, 10,000,000 shares authorized; none issued and outstanding	—	—

Common stock, with $0.25 par value, 250,000,000 shares authorized: Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700 issued and 19,607,788 outstanding	10,497	10,497

Series N Non-Voting Common Stock with $0.001 par value, 250,000,000 shares authorized Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized; 176,470,092 shares issued and outstanding	176	176

Additional paid-in capital	462,548	453,643
Accumulated other comprehensive income (loss)	(223,216)	(285,623)
Retained earnings	7,600,090	7,003,148
Cost of common shares in treasury, net (22,377,912 shares)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	7,172,445	6,504,191
Total liabilities and stockholders' equity	$19,058,758	$18,100,734

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2024	2023	2022
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rental revenues	$3,624,695	$3,877,917	$3,958,807
Self-storage revenues	831,069	744,492	617,120
Self-moving and self-storage products and service sales	335,805	357,286	351,447
Property management fees	37,004	37,073	35,194
Life insurance premiums	89,745	99,149	111,027
Property and casualty insurance premiums	94,802	93,209	86,518
Net investment and interest income	146,468	176,679	148,261
Other revenue	466,086	478,886	431,373
Total revenues	5,625,674	5,864,691	5,739,747

Costs and expenses:
Operating expenses	3,126,471	3,024,547	2,676,541
Commission expenses	384,079	416,315	429,581
Cost of product sales	241,563	263,026	259,585
Benefits and losses	167,035	164,079	185,571
Amortization of deferred policy acquisition costs	24,238	27,924	33,854
Lease expense	32,654	30,829	29,910
Depreciation, net of gains on disposals of ($153,958, $247,084 and $214,203 respectively)	663,931	486,795	482,752
Net (gains) losses on disposal of real estate	7,914	5,596	(4,120)
Total costs and expenses	4,647,885	4,419,111	4,093,674

Earnings from operations	977,789	1,445,580	1,646,073
Other components of net periodic benefit costs	(1,458)	(1,216)	(1,120)
Other interest income	120,021	—	—
Interest expense	(256,175)	(223,958)	(167,424)
Fees on early extinguishment of debt	—	(1,009)	(956)
Pretax earnings	840,177	1,219,397	1,476,573
Income tax expense	(211,470)	(294,925)	(352,211)
Net earnings available to common stockholders	$628,707	$924,472	$1,124,362
Basic and diluted earnings per share of Common Stock	$3.04	$5.54	$7.08
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$3.22	$4.62	$5.58
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092	176,470,092

Related party revenues for fiscal 2024, 2023 and 2022, net of eliminations, were $37.0 million, $37.1 million and $35.2 million, respectively.

Related party costs and expenses for fiscal 2024, 2023, and 2022, net of eliminations, were $90.1 million, $90.5 million and $90.7 million, respectively.

Please see Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and Consolidated Subsidiaries

Consolidated statements of comprehensive income (loss)

Fiscal Year Ended March 31, 2024	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$840,177	$(211,470)	$628,707
Other comprehensive income:
Foreign currency translation	2,832	—	2,832
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	70,703	(14,846)	55,857
Change in fair value of cash flow hedges	8,497	(2,087)	6,410
Amounts reclassified into earnings on hedging activities	(5,417)	1,330	(4,087)
Change in postretirement benefit obligations	1,849	(454)	1,395
Total other comprehensive (loss) income	78,464	(16,057)	62,407

Total comprehensive income (loss)	$918,641	$(227,527)	$691,114

Fiscal Year Ended March 31, 2023	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$1,219,397	$(294,925)	$924,472
Other comprehensive income:
Foreign currency translation	(782)	—	(782)
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	(367,533)	78,056	(289,477)
Change in fair value of cash flow hedges	6,672	(1,639)	5,033
Amounts reclassified into earnings on hedging activities	(772)	190	(582)
Change in postretirement benefit obligations	2,772	(681)	2,091
Total other comprehensive income (loss)	(359,643)	75,926	(283,717)

Total comprehensive income (loss)	$859,754	$(218,999)	$640,755

Fiscal Year Ended March 31, 2022	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings	$1,476,573	$(352,211)	$1,124,362
Other comprehensive income:
Foreign currency translation	(2,828)	—	(2,828)
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	(57,885)	11,507	(46,378)
Change in fair value of cash flow hedges	605	(148)	457
Amounts reclassified into earnings on hedging activities	3,948	(970)	2,978
Change in postretirement benefit obligations	2,049	(503)	1,546
Total other comprehensive income (loss)	(54,111)	9,886	(44,225)

Total comprehensive income (loss)	$1,422,462	$(342,325)	$1,080,137

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

Description	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2021	$10,497	$—	$453,819	$106,857	$5,025,568	$(525,653)	$(151,997)	$4,919,091
Cummulative effect of Adoption of ASU 2018-12	—	—	—	(64,538)	(8,117)	—	—	(72,655)
Balance as of April 1, 2021	$10,497	$—	$453,819	$42,319	$5,017,451	$(525,653)	$(151,997)	$4,846,436
Foreign currency translation	—	—	—	(2,828)	—	—	—	(2,828)
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	(46,378)	—	—	—	(46,378)
Change in fair value of cash flow hedges, net of tax	—	—	—	457	—	—	—	457
Amounts reclassified into earnings on hedging activities	—	—	—	2,978	—	—	—	2,978
Change in postretirement benefit obligations, net of taxes	—	—	—	1,546	—	—	—	1,546
Net earnings	—	—	—	—	1,124,362	—	—	1,124,362
Common stock dividends: ($1.50 per share for fiscal 2022)	—	—	—	—	(29,412)	—	—	(29,412)
Net activity	—	—	—	(44,225)	1,094,950	—	—	1,050,725
Balance as of March 31, 2022	$10,497	$—	$453,819	$(1,906)	$6,112,401	$(525,653)	(151,997)	$5,897,161
Common stock dividend	—	176	(176)	—	—	—	—	—
Foreign currency translation	—	—	—	(782)	—	—	—	(782)
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	(289,477)	—	—	—	(289,477)
Change in fair value of cash flow hedges, net of tax	—	—	—	5,033	—	—	—	5,033
Amounts reclassified into earnings on hedging activities	—	—	—	(582)	—	—	—	(582)
Change in postretirement benefit obligations, net of taxes	—	—	—	2,091	—	—	—	2,091
Net earnings	—	—	—	—	924,472	—	—	924,472
Common stock dividends: ($1.00 per share for fiscal 2023)	—	—	—	—	(19,608)	—	—	(19,608)
Series N Non-Voting Common Stock dividends: ($0.08 per share for fiscal 2023)	—	—	—	—	(14,117)	—	—	(14,117)
Net activity	—	176	(176)	(283,717)	890,747	—	—	607,030
Balance as of March 31, 2023	$10,497	$176	$453,643	$(285,623)	$7,003,148	$(525,653)	$(151,997)	$6,504,191
Contribution from related party	—	—	8,905	—	—	—	—	8,905
Foreign currency translation	—	—	—	2,832	—	—	—	2,832
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	55,857	—	—	—	55,857
Change in fair value of cash flow hedges, net of tax	—	—	—	6,410	—	—	—	6,410
Amounts reclassified into earnings on hedging activities	—	—	—	(4,087)	—	—	—	(4,087)
Change in postretirement benefit obligations, net of taxes	—	—	—	1,395	—	—	—	1,395
Net earnings	—	—	—	—	628,707	—	—	628,707
Series N Non-Voting Common Stock dividends: ($0.18 per share for fiscal 2024)	—	—	—	—	(31,765)	—	—	(31,765)
Net activity	—	—	8,905	62,407	596,942	—	—	668,254
Balance as of March 31, 2024	$10,497	$176	$462,548	$(223,216)	$7,600,090	$(525,653)	$(151,997)	$7,172,445

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul HOlding Company and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net earnings	$628,707	$924,472	$1,124,362
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	817,889	733,879	696,955
Amortization of premiums and accretion of discounts related to investments, net	16,849	20,066	19,749
Amortization of debt issuance costs	6,712	7,087	5,659
Interest credited to policyholders	71,433	55,822	64,692
Provision for allowance (recoveries) for losses on trade receivables, net	2,447	(4,860)	4,227
Non cash lease expense	23,926	22,432	21,662
Net gains on disposal of personal property	(153,958)	(247,084)	(214,203)
Net (gains) losses on disposal of real estate	7,914	5,596	(4,120)
Net (gains) losses on sales of fixed maturity securities	(157)	8,300	(11,872)
Net (gains) losses on equity securities	(5,741)	9,091	(7,837)
Deferred income taxes, net	98,379	131,754	101,091
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(29,011)	44,714	(9,187)
Inventories and parts, net	518	7,265	(53,301)
Prepaid expenses	(4,451)	(5,575)	232,342
Deferred policy acquisition costs, net	7,239	2,722	1,228
Other assets and right of use assets - operating, net	9,889	(6,405)	(6,313)
Related party assets	(9,614)	(544)	(10,357)
Accounts payable and accrued expenses and operating lease liabilities	(10,697)	34,263	10,514
Policy benefits and losses, claims and loss expenses payable	(39,204)	(15,182)	(20,768)
Other policyholders' funds and liabilities	9,922	(2,580)	(1,608)
Deferred income	(2,085)	5,137	5,399
Related party liabilities	5,850	(760)	(2,079)
Net cash provided by operating activities	1,452,756	1,729,610	1,946,235

Cash flows from investing activities:
Escrow deposits	2,983	9,298	(9,328)
Purchase of:
Property, plant and equipment	(2,992,898)	(2,723,901)	(2,136,537)
Fixed maturity securities available-for-sale	(344,166)	(623,489)	(701,744)
Equity securities	(530)	(4,932)	(27,299)
Investments, other	(174,967)	(213,264)	(158,408)
Proceeds from sales of:
Property, plant and equipment	739,178	701,331	623,235
Fixed maturity securities available-for-sale	672,121	271,092	412,528
Equity securities	1,417	1,286	4,046
Investments, other	50,489	161,194	126,331
Net cash used by investing activities	(2,046,373)	(2,421,385)	(1,867,176)

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of cash flows (continued)

	Years Ended March 31,
	2024	2023	2022
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	$1,186,363	$1,017,898	$1,969,474
Principal repayments on credit facilities	(919,771)	(801,994)	(437,506)
Payment of debt issuance costs	(4,082)	(5,237)	(13,156)
Finance lease payments	(105,564)	(124,188)	(166,262)
Securitization deposits	319	217	—
Voting common stock dividends paid	—	(19,608)	(29,412)
Series N Non-Voting Common Stock dividends paid	(31,765)	(14,117)	—
Investment contract deposits	360,124	341,483	347,520
Investment contract withdrawals	(419,091)	(334,659)	(237,503)
Net cash provided by financing activities	66,533	59,795	1,433,155

Effects of exchange rate on cash	1,104	(11,633)	(2,089)

Increase (decrease) in cash and cash equivalents	(525,980)	(643,613)	1,510,125
Cash and cash equivalents at the beginning of period	2,060,524	2,704,137	1,194,012
Cash and cash equivalents at the end of period	$1,534,544	$2,060,524	$2,704,137

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

U-Haul Holding Company, a Nevada Corporation, (“U-Haul Holding Company” or the "Company"), has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. We believe that consolidating their calendar year into our fiscal year consolidated financial statements does not materially affect the financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2023, 2022 and 2021 correspond to fiscal 2024, 2023 and 2022 for U-Haul Holding Company.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. Please see Note 3, Accounting Policies – Adoption of New Accounting Pronouncements, of the Notes to Consolidated Financial Statements.

The Company has reclassified certain prior period amounts to conform with the current period presentation on the Consolidated Balance Sheets related to equity securities, at fair value and fixed maturity securities available-for-sale net of allowance for credit loss, at fair value and amortized cost which was previously reported in investments, fixed maturities and marketable equities. The Company has reclassified certain prior period amounts to conform with the current period presentation on the Consolidated Statements of Cash Flows related to (1) amortization of deferred policy acquisition costs which was previously reported separately and is now included in deferred policy acquisition costs, net, (2) provision for allowance for inventories and parts reserves which was previously reported separately and is now included in inventories and parts, net, (3) purchases of short term investments, real estate, and mortgage loans which were previously reported separately and are now included in investments, other, and (4) non-cash lease expense which was previously reported in other assets.

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

We will continue to monitor our relationships with the other entities, which could change based on facts and circumstances of any reconsideration events. Please see Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Operating and Reportable Segments

U-Haul Holding Company has three (3) operating and reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

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

Note 3. Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with the generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting policies that we deem most critical to us and that require management’s most difficult and subjective judgments include the principles of consolidation, the recoverability of property, plant and equipment, the adequacy of insurance reserves, the recognition and measurement of impairments for investments accounted for under ASC 320 - Investments - Debt and Equity Securities and the recognition and measurement of income tax assets and liabilities. The actual results experienced by us may materially differ from management’s estimates.

Cash and Cash Equivalents

We consider cash equivalents to be highly liquid debt securities with insignificant interest rate risk with original maturities from the date of purchase of three months or less.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $100,000 CAD per account. As of March 31, 2024 and March 31, 2023, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recognition of Investment Income. Interest income from fixed maturities and mortgage notes is recognized when earned. Dividends on common and preferred stocks are recognized on the ex-dividend dates. Realized gains and losses on the sale or exchange of investments are recognized at the trade date.

Accrued Interest Receivable

Accrued interest receivables on available-for-sale securities totaled $29.3 million and $29.6 million as of March 31, 2024 and 2023, respectively and are excluded from the estimate of credit losses.

We have elected not to measure an allowance on accrued interest receivables as our practice is to write off the uncollectible balance that are 90 days or more past due. Furthermore, we have elected to write off accrued interest receivables by reversing interest income.

Derivative Financial Instruments

Our objective for holding derivative financial instruments is to manage interest rate risk exposure primarily through entering interest rate swap agreements and call options. We do not enter into these instruments for trading purposes. Counterparties to the interest rate swap agreements are major financial institutions. We have elected to apply hedge accounting to our derivatives. Derivatives that are designated in hedging relationships are evaluated for effectiveness using regression analysis at the time they are designated and throughout the hedge period. Derivatives are recognized at fair value on the balance sheet and are classified as prepaid expenses (asset) or accrued expenses (liability) for the Moving and Storage segment and in investment, other for the Life segment. Derivatives that are not designated as cash flow hedges for accounting purposes must be adjusted to fair value through income. If the derivative qualifies and is designated as a cash flow hedge, changes in its fair value will be recorded in accumulated other comprehensive income (loss) (“AOCI”), upon the maturity of the hedge relationship, amounts remaining in AOCI are released to earnings. When the cash flow hedge is de-designated, or when the derivative is terminated before maturity, the fair value adjustment to the hedged debt continues to be reported as part of the carrying value of the debt and is recognized in interest expense over the remaining life. See Note 12, Derivatives, of the Notes to Consolidated Financial Statements.

Inventories and parts

Inventories and parts were as follows:

	March 31,
	2024	2023
	(In thousands)
Truck and trailer parts and accessories (a)	$145,383	$150,319
Hitches and towing components (b)	34,495	30,927
Moving supplies and propane (b)	18,194	18,222
Subtotal	198,072	199,468
Less: LIFO reserves	(46,331)	(47,065)
Less: excess and obsolete reserves	(801)	(929)
Total	$150,940	$151,474

(a)
Primarily held for internal usage, including equipment manufacturing and repair
(b)
Primarily held for retail sales

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories consist primarily of truck and trailer parts and accessories used to manufacture and repair rental equipment as well as products and accessories available for retail sale. Inventory is held at our owned locations; our independent dealers do not hold any of our inventory. Inventories are stated at the lower of cost or net realizable value.

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 94% and 94% of the total inventories for March 31, 2024 and 2023, respectively. Had we utilized the first-in first-out method, stated inventory balances would have been $46.3 million and $47.1 million higher as of March 31, 2024 and 2023, respectively. In fiscal 2024, 2023 and 2022, the negative effect on income due to liquidation of a portion of the LIFO inventory was $0.6 million, $1.6 million and $0.1 million, respectively.

Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense, if any, incurred during the initial construction of buildings is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years, buildings and improvements 10-55 years and non-rental equipment 3-10 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment, other than real estate (“personal property”), are netted against depreciation expense when realized. The net amount of gains, netted against depreciation expense, were $154.0 million, $247.1 million and $214.2 million during fiscal 2024, 2023 and 2022, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

For our box truck fleet, we utilize an accelerated method of depreciation based upon the declining balances method (2.4 times declining balance). Thus, the book value of a rental truck is reduced under a double declining formula for the first seven years in which approximately 85% of the balance is depreciated. The remaining 15% is then reduced on a straight-line basis to a salvage value by the end of year fifteen. Comparatively, a standard straight-line approach would reduce the asset balance evenly over the life of the truck.

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

Receivables

Trade receivables include trade accounts from moving and self-storage customers and dealers, insurance premiums and amounts due from reinsurers, less management’s estimate of expected losses.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote.

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). To adjust the historical loss rates to reflect the effects of these differences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 5% and 4% as of March 31, 2024 and 2023, respectively. Management developed this estimate based on its knowledge of past experience. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category.

Reinsurance recoverables include case reserves and actuarial estimates of claims incurred but not reported ("IBNR"). These receivables are not expected to be collected until after the associated claim has been adjudicated and billed to the reinsurer. The reinsurance recoverables have no allowance for credit losses due to the fact that reinsurance is typically procured from carriers with strong credit ratings. Furthermore, we do not cede losses to a reinsurer if the carrier is deemed financially unable to perform on the contract. Reinsurance recoverables also include insurance ceded to other insurance companies.

The allowance for expected credit losses on trade receivables were $2.3 million and $3.8 million as of March 31, 2024 and 2023, respectively.

Notes and mortgage receivables include accrued interest and are reduced by discounts and amounts considered by management to be uncollectible.

Policy Benefits and Losses, Claims and Loss Expenses Payable

Life Insurance

The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately $396.9 million of the total liability for future policy benefits, or approximately 47% of the consolidated Policy Benefits and Losses, Claims and Loss Expenses Payable. The liability is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date or the "Transition Date" of April 1, 2021 and expected future experience. The liability is accrued as premium revenue and is recognized and adjusted for differences between actual and expected experience. Long-duration insurance contracts issued by the Company are grouped into cohorts based on the contract issue year, distribution channel, legal entity and product type.

Both the present value of expected future benefit payments and the present value of expected future net premiums are based primarily on assumptions of discount rates, mortality, morbidity, lapse, and persistency. Each quarter, the Company remeasures its liability for future policy benefits using current discount rates with the effect of the change recognized in Other Comprehensive Income, a component of stockholders’ equity. In addition, the Company recognizes a liability remeasurement gain or loss using original discount rates, and relating to actual experience under the net premium calculation, as compared to the prior reporting period expected cash flows.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The liability for future policy benefits is discounted as noted above, using a current upper-medium grade fixed-income instrument yield that reflects the duration characteristics of the liability for future policy benefits. The methodology for determining current discount rates consists of constructing a discount rate curve intended to be reflective of the currency and tenor of the insurance liability cash flows. The methodology is designed to prioritize observable inputs based on market data available in the local debt markets denominated in the same currency as the policies. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company will use estimation techniques consistent with the fair value guidance in Accounting Standards Codification (“ASC“) 820, Fair Value Measurement. We further accrete interest as a component of policyholder benefits using the original discount rate that is locked in during the year of contract issuance. The original discount rates (or the locked-in discount rates) are used for interest accretion purposes and for the determination of net premiums, whereas the current discount rates are used for purposes of valuing the liability.

The liability for future policy benefits for annuity and interest sensitive life-type products is represented by policy account value. For limited-payment contracts, a deferred profit liability is also recorded, with changes recognized in income over the life of the contract in proportion to the amount of insurance in-force.

Property & Casualty

Property and Casualty Insurance’s liability for reported and unreported losses is based on Repwest’s historical data along with industry averages. The liability for unpaid loss adjustment expenses is based on historical ratios of loss adjustment expenses paid to losses paid. Amounts recoverable from reinsurers on unpaid losses are estimated in a manner consistent with the claim liability associated with the reinsured policy. Adjustments to the liability for unpaid losses and loss expenses as well as amounts recoverable from reinsurers on unpaid losses are charged or credited to expense in the periods in which they are made.

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

On a regular basis, insurance reserve adequacy is reviewed by management to determine if existing assumptions need to be updated. In determining the assumptions for calculating workers’ compensation reserves, management considers multiple factors including the following:

• Claimant longevity;

• Cost trends associated with claimant treatments;

• Changes in ceding entity and third-party administrator reporting practices;

• Changes in environmental factors including legal and regulatory;

• Current conditions affecting claim settlements; and

• Future economic conditions, including inflation.

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

Self-Insurance Liabilities

U-Haul retains the risk for certain public liability and third-party property damage claims related to our rental equipment. The consolidated balance sheets include $318.9 million and $335.2 million of liabilities related to these programs as of March 31, 2024 and 2023, respectively. These liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis in policy benefits and losses, claims and loss expenses payable. Requirements are based on actuarial evaluations of historical accident claims expense and trends, as well as future projection of ultimate losses, expenses and administrative costs. The adequacy of the liability is monitored

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on evolving claim history. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

U-Haul has operated a self-insurance program for general liabilty coverage related to risks arising from U-Haul's moving operations since 2002. The Company maintains excess of loss coverage with third-party insurers for losses in excess of specific limits.

Additionally, as of March 31, 2024 and 2023, the consolidated balance sheets include liabilities of $20.4 million and $21.6 million, respectively, related to medical plan benefits we provide for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of IBNR claims. These amounts are recorded in accounts payable and accrued expenses on the consolidated balance sheets.

Liability from Investment Contracts

Liability from investment contracts represents the amount held by the Company on behalf of the policyholder at each reporting date. This amount includes deposits received from the policyholder, interest credited to the policyholder's account balance, net of charges assessed against the account balance and any policyholder withdrawals. This balance also includes liabilities for annuities and certain other contracts that do not contain significant insurance risk, as well as the estimated fair value of embedded derivatives associated with indexed annuity products. The consolidated balance sheets include $2,411.4 and $2,398.9 million of liabilities for these contracts as of March 31, 2024 and 2023, respectively.

Revenue Recognition

Self-moving rentals are recognized for the period that trucks and moving equipment are rented. Self-storage revenues, based upon the number of paid storage contract days, are recognized as earned during the period. Sales of self-moving and self-storage related products are recognized when control transfers to the customer. Property and casualty insurance premiums are recognized as revenue over the policy periods. Traditional life and Medicare supplement insurance premiums are recognized as revenue over the premium-paying periods of the contracts when due from the policyholders. For products where premiums are due over a significantly shorter duration than the period over which benefits are provided, such as our single premium whole life product, premiums are recognized when received and excess profits are deferred and recognized in relation to the insurance in force. Interest and investment income are recognized as earned.

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

We combined all lease and non-lease components of lease contracts for which the timing and pattern of transfer are the same and the lease component meets the classification of an operating lease, and account for them in accordance with Topic 842. The Company offers support equipment rentals which are deemed lease components. In connection with equipment and self-storage rentals, the Company also offers value added services such as insurance, which are deemed non-lease components. The revenue streams accounted for in accordance with Topic 842 are recognized evenly over the period of rental. Please see Note 23, Revenue Recognition, of the Notes to Consolidated Financial Statements.

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

We have lease agreements with lease and non-lease components, which are not accounted for separately. Additionally, for certain leases, we apply a portfolio approach to account for the operating lease ROU assets and liabilities as the leases are similar in nature and have nearly identical contract provisions.

Our equipment sale/leaseback transactions consist primarily of 7-year terms with a right to repurchase the asset and do not qualify as a sale. New sale leaseback transactions that fail to qualify as a sale are accounted for as a financial liability. Please see Note 18, Leases, of the Notes to Consolidated Financial Statements.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $13.8 million, $11.1 million and $13.7 million in fiscal 2024, 2023 and 2022, respectively and are included in operating expenses.

Deferred Policy Acquisition Costs

Deferred acquisition costs (“DAC") are directly related to the successful acquisition of new life insurance, annuity and health business, and primarily include sales commissions, policy issue costs, direct to consumer advertising costs, and underwriting costs. These costs are capitalized on a grouped contract basis and amortized over the expected term of the related contracts. These costs are not capitalized until they are incurred. Also recorded within DAC are sales inducements credited to policyholder account balances in the form of a premium bonus (“sales inducement assets”). As of March 31, 2024 and 2023, the Sales Inducement Asset included with DAC amounted to $14.9 million and $16.6 million, respectively, on the consolidated balance sheet and amortization expense totaled $2.9 million, $3.7 million and $4.7 million for the periods ended March 31, 2024, 2023 and 2022, respectively.

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

Income Taxes

U-Haul Holding Company files a consolidated tax return with all of its legal subsidiaries. The provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

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

Earnings Per Share

See Note 4, Earnings Per Share, of the Notes to Consolidated Financial Statements.

Comprehensive Income (Loss)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income (loss), on a tax effected basis, consists of net earnings, foreign currency translation adjustments, unrealized gains and losses on investments, the change in fair value of cash flow hedges and the change in postretirement benefit obligations.

Debt Issuance Costs

We defer costs directly associated with acquiring third-party financing. Debt issuance costs are deferred and amortized to interest expense using the effective interest method. Debt issuance costs related to our long-term debt are reflected as a direct deduction from the carrying amount of the debt. Please see Note 10, Notes, Loans and Finance Leases Payable, net, of the Notes to Consolidated Financial Statements.

Accounting Pronouncements

Adoption of new Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the year ended December 31, 2023.

In August 2018, the FASB issued new guidance on long-duration contracts (ASU 2018-12, Financial Services-Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“LDTI”)). On April 1, 2023, the Company adopted LDTI, which is applicable to Oxford, and used the modified retrospective method with a transition date of April 1, 2021. LDTI resulted in changes to the measurement, presentation and disclosure requirements for long-duration insurance contracts. A summary of the most significant changes is provided below:

1)
Entities were required to review, and update if there is a change to cash flow assumptions (including morbidity and mortality) at least annually, and to update discount rate assumptions quarterly using an upper-medium grade fixed-income instrument yield. The effect of changes in cash flow assumptions were recorded in the Company's results of operations.
2)
The discount rate assumption used to measure the liability for traditional long-duration contracts is now based on an upper-medium grade fixed income yield, updated quarterly, with changes recognized in other comprehensive income ("OCI").
3)
DAC for all insurance products are required to be amortized on a constant-level basis over the expected term of the contracts, using amortization methods that are not a function of revenue or profit emergence. Changes in assumptions used to amortize DAC have been recognized as a revision to future amortization amounts.
4)
Guaranteed benefits associated with certain fixed annuity contracts have been classified as market risk benefits ("MRBs"), which are now measured at estimated fair value through net income and reported separately on the consolidated statements of operations, except for nonperformance risk changes, which will be recognized in OCI.
5)
There was a significant increase in required disclosures, including disaggregated roll-forwards of insurance contract assets and liabilities supplemented by qualitative and quantitative information regarding the cash flows, assumptions, methods and judgments used to measure those balances.

The transition date was April 1, 2021. MRB changes were required to be applied on a retrospective basis, while the changes for insurance liability assumption updates and DAC amortization were applied to existing carrying amounts on the transition date.

The cumulative effect, on an after-tax basis, of the adoption of ASU 2018-12 as of the transition date was a $8.1 million decrease to retained earnings and a $64.5 million decrease to AOCI. See Note 29, ASU 2018-12 Transition, of the Notes to Consolidated Financial Statements for more detailed information on the impacts of the ASU to the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842 – Common Control Arrangements (“ASU 2023-01”). ASU 2023-01, accounting for leasehold improvements, requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The amendment is

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective for fiscal years beginning after December 15, 2023. We are currently in the process of evaluating the impact if any of the adoption of ASU 2023-01 on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU requires all annual disclosures currently required by Topic 280 to be included in interim periods and is applicable to entities with a single reportable segment. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment is effective retrospectively to all prior periods presented in the consolidated financial statements. We are currently assessing the impact of adopting ASU 2023-07 on our disclosures.

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

In March 2024, the SEC issued a final rule that requires disclosure of: (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and REC balances if material to the Company's plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. The rule is effective for the Company for annual periods beginning January 1, 2027 and is to be applied prospectively. In April 2024, the SEC issued an order staying the final rule pending judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit. The Company cannot predict what, if any, changes in scope or timing may occur as a result of the pending litigation. The Company continues its assessment to prepare for the new rule.

Note 4. Earnings Per Share

We calculate earnings per share using the two-class method in accordance with Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share. The two-class method allocates the undistributed earnings available to common stockholders to the Company’s outstanding common stock, $0.25 par value (the “Voting Common Stock”) and the Series N Non-Voting Common Stock, $0.001 par value (the “Non-Voting Common Stock”) based on each share’s percentage of total weighted average shares outstanding. The Voting Common Stock and Non-Voting Common Stock are allocated 10% and 90%, respectively, of our undistributed earnings available to common stockholders. This represents earnings available to common stockholders less the dividends declared for both the Voting Common Stock and Non-Voting Common Stock.

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

The calculation of basic and diluted earnings per share for the years ending March 31, 2024, 2023 and 2022 for our Voting Common Stock and Non-Voting Common Stock is as follows:

	For the Year Ending
	March 31,
	2024	2023	2022

	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%	10%

Net earnings available to common stockholders	$628,707	$924,472	$1,124,362
Voting Common Stock dividends declared and paid	—	(19,608)	(29,412)
Non-Voting Common Stock dividends declared and paid	(31,765)	(14,117)	—
Undistributed earnings available to common stockholders	$596,942	$890,747	$1,094,950

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Undistributed earnings available to common stockholders allocated to Voting Common Stock	$59,694	$89,075	$109,495

Undistributed earnings per share of Voting Common Stock	$3.04	$4.54	$5.58
Dividends declared per share of Voting Common Stock	$—	$1.00	$1.50
Basic and diluted earnings per share of Voting Common Stock	$3.04	$5.54	$7.08

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%	90%

Net earnings available to common stockholders	$628,707	$924,472	$1,124,362
Voting Common Stock dividends declared and paid	—	(19,608)	(29,412)
Non-Voting Common Stock dividends declared and paid	(31,765)	(14,117)	—
Undistributed earnings available to common stockholders	$596,942	$890,747	$1,094,950
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$537,248	$801,672	$985,455

Undistributed earnings per share of Non-Voting Common Stock	$3.04	$4.54	$5.58
Dividends declared per share of Non-Voting Common Stock	$0.18	$0.08	$—
Basic and diluted earnings per share of Non-Voting Common Stock	$3.22	$4.62	$5.58

Note 5. Trade Receivables and Reinsurance Recoverables, Net

Reinsurance recoverables and trade receivables, net, were as follows:

	March 31,
	2024	2023
	(In thousands)
Reinsurance recoverable	$37,864	$42,362
Trade accounts receivable	141,282	110,281
Paid losses recoverable	442	400
Accrued investment income	29,299	29,553
Premiums and agents' balances	1,086	4,075
Independent dealer receivable	415	292
Other receivables	11,756	6,324
	222,144	193,287
Less: Allowance for credit losses	(6,236)	(3,789)
	$215,908	$189,498

Note 6. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $23.1 million and $23.4 million for March 31, 2024 and 2023, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale Investments

Available-for-sale investments as of March 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(In thousands)
U.S. treasury securities and government obligations	$191,070	$2,123	$(8,921)	$—	$184,272
U.S. government agency mortgage-backed securities	48,067	250	(7,664)	—	40,653
Obligations of states and political subdivisions	151,197	918	(7,533)	—	144,582
Corporate securities	1,963,249	2,762	(152,799)	(1,052)	1,812,160
Mortgage-backed securities	306,510	34	(45,707)	—	260,837
	$2,660,093	$6,087	$(222,624)	$(1,052)	$2,442,504

Available-for-sale investments as of March 31, 2023 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(in thousands)
U.S. treasury securities and government obligations	$353,189	$3,061	$(11,574)	$—	$344,676
U.S. government agency mortgage-backed securities	34,126	40	(6,935)	—	27,231
Obligations of states and political subdivisions	161,960	649	(12,104)	—	150,505
Corporate securities	2,086,432	1,491	(216,589)	(2,101)	1,869,233
Mortgage-backed securities	370,880	78	(53,566)	—	317,392
	$3,006,587	$5,319	$(300,768)	$(2,101)	$2,709,037

A summary of available-for-sale investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of March 31, 2024 and March 31, 2023 are as follows:

	March 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
U.S. treasury securities and government obligations	$1,888	$(13)	$103,336	$(8,908)	$105,224	$(8,921)
U.S. government agency mortgage-backed securities	—	—	23,711	(7,664)	23,711	(7,664)
Obligations of states and political subdivisions	10,492	(222)	80,082	(7,311)	90,574	(7,533)
Corporate securities	132,513	(1,258)	1,495,167	(151,541)	1,627,680	(152,799)
Mortgage-backed securities	3,008	(23)	248,423	(45,684)	251,431	(45,707)
	$147,901	$(1,516)	$1,950,719	$(221,108)	$2,098,620	$(222,624)

	March 31, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
U.S. treasury securities and government obligations	$75,952	$(3,935)	$36,736	$(7,639)	$112,688	$(11,574)
U.S. government agency mortgage-backed securities	2,019	(228)	23,966	(6,707)	25,985	(6,935)
Obligations of states and political subdivisions	101,974	(8,090)	13,463	(4,014)	115,437	(12,104)
Corporate securities	1,553,647	(158,038)	213,947	(58,551)	1,767,594	(216,589)
Mortgage-backed securities	189,370	(13,207)	118,539	(40,359)	307,909	(53,566)
	$1,922,962	$(183,498)	$406,651	$(117,270)	$2,329,613	$(300,768)

Gross proceeds from matured or redeemed securities were $667.0 million, $196.2 million and $352.3 million in fiscal 2024, 2023 and 2022, respectively. Included in the fiscal 2024 proceeds was $322.3 million from the Moving and Storage

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasuries that matured. The gross realized gains on these sales totaled $1.9 million, $0.9 million and $9.5 million in fiscal 2024, 2023 and 2022, respectively. The gross realized losses on these sales of $3.1 million, $0.3 million and $1.4 million in fiscal 2024, 2023 and 2022, respectively.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $1.0 million and $2.0 million net impairment charge reported in fiscal 2024 and 2023, respectively.

The adjusted cost and estimated market value of available-for-sale investments by contractual maturity, were as follows:

	March 31, 2024		March 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$266,357	$266,578	$354,875	$354,184
Due after one year through five years	748,338	723,903	754,175	717,552
Due after five years through ten years	614,890	564,422	736,089	665,708
Due after ten years	723,998	626,764	790,568	654,201
	2,353,583	2,181,667	2,635,707	2,391,645

Mortgage-backed securities	306,510	260,837	370,880	317,392
	$2,660,093	$2,442,504	$3,006,587	$2,709,037

Equity investments of common stock and non-redeemable preferred stock were as follows:

	March 31, 2024		March 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Common stocks	$29,604	$45,014	$29,577	$39,375
Non-redeemable preferred stocks	25,144	21,260	26,054	21,982
	$54,748	$66,274	$55,631	$61,357

Investments, other

The carrying value of other investments were as follows:

	March 31,
	2024	2023
	(In thousands)
Mortgage loans, net	$604,481	$466,531
Short-term investments	997	15,921
Policy loans	11,229	10,921
Other investments	17,229	82,167
	$633,936	$575,540

Mortgage loans are carried at the unpaid balance, less an allowance for expected losses net of any unamortized premium or discount. The portfolio of mortgage loans is principally collateralized by self-storage facilities and commercial properties. The interest rate range on the mortgage loans is 3.5% to 7.7% with maturities between 2024 and 2036. The allowance for expected losses was $0.5 million for both March 31, 2024 and 2023. These loans represent first lien mortgages held by us. Mortgage loans are reviewed on an ongoing basis and analysis may include market analysis, estimated valuations of the underlying collateral, loan to value ratios, tenant creditworthiness and other factors. For our mortgage loans, no specifically identified loans were impaired as of March 31, 2024. We have not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area.

Short-term investments consist primarily of investments in money market funds, mutual funds and any other investments with short-term characteristics that have original maturities of less than one year at acquisition. These investments are recorded at cost, which approximates fair value.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other equity investments are carried at cost and assessed for impairment.

Insurance policy loans are carried at their unpaid balance.

Note 7. Other Assets

Other assets were as follows:

	March 31,
	2024	2023
	(In thousands)
Deposits (debt-related)	$27,712	$35,573
Other real estate	67,946	—
Deposits (real estate related)	16,085	15,479
	$111,743	$51,052

Note 8. Accounts Payable and Accrued Expense

Accounts payable and accrued expenses were as follows:

	March 31,
	2024	2023
	(In thousands)
Accounts payable	$240,053	$235,904
Accrued expenses	543,031	525,135
	$783,084	$761,039

Note 9. Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2024	2023	2022
	(In thousands)
Fixed maturities	$105,089	$171,814	$111,625
Insurance policy loans	669	869	705
Mortgage loans	28,599	23,854	25,850
Short-term, amounts held by ceding reinsurers, net and other investments	20,377	(11,523)	17,361
Investment income	154,734	185,014	155,541
Less: investment expenses	(8,266)	(8,335)	(7,280)
Net investment and interest income	$146,468	$176,679	$148,261

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Notes, Loans and Finance Leases Payable, net

Long-Term Debt

Long-term debt was as follows:

								March 31,
	Fiscal Year 2024 Interest Rates			Maturities			Weighted Avg Interest Rates (c)	2024	2023
								(In thousands)
Real estate loan (amortizing term) (a)	4.30%	-	6.80%	2027		2037	5.90%	$277,767	$289,647
Senior mortgages	2.70%	-	6.05%	2024	-	2042	4.16%	2,284,853	2,371,231
Real estate loans (revolving credit)	0.00%	-	0.00%			2027	0.00%	0	0
Fleet loans (amortizing term)	1.61%	-	5.68%	2024	-	2029	3.84%	70,454	111,856
Fleet loans (revolving credit) (b)	2.36%	-	6.68%	2026	-	2028	6.45%	573,889	615,000
Finance leases (rental equipment)	2.86%	-	5.01%	2024	-	2026	4.10%	117,641	223,205
Finance liability (rental equipment)	1.60%	-	6.80%	2024	-	2031	4.69%	1,708,619	1,255,763
Private placements	2.43%	-	2.88%	2029	-	2035	2.65%	1,200,000	1,200,000
Other obligations	1.50%	-	8.00%	2024	-	2049	6.23%	70,815	76,648
Notes, loans and finance leases payable								$6,304,038	$6,143,350
Less: Debt issuance costs								(32,676)	(35,308)
Total notes, loans and finance leases payable, net								$6,271,362	$6,108,042

(a)
Certain loans have interest rate swaps fixing the rate between 2.72% and 2.86% based on current margin. The weighted average interest rate calculation for these loans was 4.10%, using the swap adjusted interest rate.
(b)
A loan has an interest rate swap fixing the rate for $100 million of the relevant loan at 4.71% based on current margin. The weighted average interest rate calculation for these loans was 6.34% using the swap adjusted interest rate.
(c)
Weighted average rates as of March 31, 2024

Real Estate Backed Loans

Real Estate Loan

Certain subsidiaries of Real Estate and U-Haul Co. of Florida are borrowers under real estate loans. These loans require monthly or quarterly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans are secured by various properties owned by the borrowers. The interest rates, per the provisions of $197.9 million of these loans, are the applicable secured overnight funding rate (“SOFR”) plus the applicable margins and a credit spread adjustment of 0.10%. As of March 31, 2024, the applicable SOFR was between 5.33% and applicable margin was between 0.65% and 1.38%, the sum of which, including the credit spread, was between 6.08% and 6.80%. The remaining $79.9 million of these loans was fixed with an interest rate of 4.30%. The default provisions of these real estate loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2024.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.70% and 6.05%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2024. There are limited restrictions regarding our use of the funds.

Real Estate Loans (Revolving Credit)

U-Haul Holding Company is a borrower under a multi-bank syndicated real estate loan. As of March 31, 2024, the maximum credit commitment is $465.0 million. As of March 31, 2024, the full capacity was available to borrow. This loan

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2024. There is a 0.30% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are carried at fixed rates ranging between 1.61% and 5.68%. All of our rental truck amortizing loans are collateralized by the rental equipment purchased. The majority of these loans are funded at 70%, but some may be funded at 100%. U-Haul Holding Company, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2024. The net book value of the corresponding rental equipment was $155.8 million and $213.1 million as of March 31, 2024 and 2023, respectively.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $615.0 million. The aggregate outstanding balance for these revolvers as of March 31, 2024 was $573.9 million. The interest rates, per the provision of the loan agreements, are SOFR plus the applicable margin and a credit spread adjustment of 0.10%. As of March 31, 2024, SOFR was between 5.33% and the margin was between 0.75% and 1.25%, the sum of which, including the credit spread, was between 6.18% and 6.68%. Of the $615.0 million outstanding, $22.2 million was fixed with an interest rate of 2.36%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2024. These fleet loans are collateralized by the rental equipment purchased. The net book value of the corresponding rental equipment was $756.5 million and $822.0 million as of March 31, 2024 and 2023, respectively.

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment. The agreements are generally seven (7) year terms with interest rates ranging from 2.86% to 5.01%. All of our finance leases are collateralized by our rental fleet. The net book value of the corresponding rental equipment was $289.3 million and $474.8 million as of March 31, 2024 and March 31, 2023, respectively. There were no new financing leases, as assessed under the new leasing guidance, entered into during fiscal 2024. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2024.

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions, and we assess if these sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs. We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, these sale-leasebacks are accounted for as a financial liability and the leased assets are capitalized at cost. Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.60% to 6.80%. These finance liabilities are collateralized by the related assets of our rental fleet. The net book value of the corresponding rental equipment was $1,989.8 million and $1,499.1 million as of March 31, 2024 and March 31, 2023, respectively. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2024.

Private Placements

In September 2021, U-Haul Holding Company entered into a note purchase agreement to issue $600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes consist of four tranches each totaling $150.0 million and funded in September 2021. The fixed interest rates range between 2.43% and 2.78% with maturities between 2029 and 2033. Interest is payable semiannually. The default provisions of the loan include non-payment of principal or

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2024.

In December 2021, U-Haul Holding Company entered into a note purchase agreement to issue $600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes consist of three tranches each totaling $100.0 million and two tranches each totaling $150.0 million. The fixed interest rates range between 2.55% and 2.88% with maturities between 2030 and 2035. Interest is payable semiannually. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2024.

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

As of March 31, 2024, the aggregate outstanding principal balance of the U-Notes® issued was $72.4 million, of which $1.6 million is held by our insurance subsidiaries and eliminated in consolidation, and $18.9 million is held by related parties. Interest rates range between 1.50% and 8.00% and maturity dates range between 2024 and 2049.

Oxford is a member of the Federal Home Loan Bank ("FHLB") and, as such, the FHLB has made deposits with Oxford. As of December 31, 2023, the deposits had an aggregate balance of $60.0 million for which Oxford pays fixed interest rates between 0.49% and 4.30% with maturities between March 29, 2024 and September 30, 2027. As of December 31, 2023, available-for-sale investments held with the FHLB totaled $93.9 million, of which $62.8 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within liabilities from investment contracts on the consolidated financial statements.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, before debt issuance costs, as of March 31, 2024 for the next five years and thereafter are as follows:

	Years Ended March 31,
	2025	2026	2027	2028	2029	Thereafter	Total
	(In thousands)
Notes, loans and finance leases payable, secured	$534,979	$695,136	$883,221	$910,625	$447,633	$2,832,444	$6,304,038

Note 11. Interest on Notes, Loans and Finance Leases Payable, net

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2024	2023	2022
	(In thousands)
Interest expense	$269,941	$229,559	$167,618
Capitalized interest	(14,482)	(11,814)	(9,700)
Amortization of transaction costs	6,131	6,987	5,556
Interest expense resulting from cash flow hedges	(5,415)	(774)	3,950
Total interest expense	256,175	223,958	167,424

Interest paid in cash amounted to $268.7 million, $225.8 million and $166.1 million for fiscal 2024, 2023 and 2022, respectively. Interest paid (received) in cash on derivative contracts was ($5.2) million, ($0.8) million and $4.0 million, for fiscal 2024, 2023 and 2022, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rates

Interest rates and our revolving credit borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2024	2023	2022
	(In thousands, except interest rates)
Weighted average interest rate during the year	6.51%	3.93%	1.40%
Interest rate at year end	6.61%	5.89%	1.49%
Maximum amount outstanding during the year	$715,000	$1,105,000	$1,105,000
Average amount outstanding during the year	$631,653	$824,211	$1,085,074
Facility fees	$1,139	$733	$253

Note 12. Derivatives

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the consolidated balance sheet were as follows:

	March 31, 2024	March 31, 2023
	(In thousands)
Interest rate swaps designated as cash flow hedges
Assets	$8,392	$5,311
Notional amount	$297,867	$206,347

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During fiscal years 2024, 2023 and 2022, we recognized an increase (decrease) in the fair value of our cash flow hedges of $6.4, $5.0 million and $0.5 million, respectively, net of taxes. During fiscal years 2024, 2023 and 2022, we reclassified ($4.1) million, ($0.8) million and $3.9 million, respectively, from AOCI to interest expense, net of tax. As of March 31, 2024, we expect to reclassify $5.6 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Derivatives Fair Values as of
	March 31, 2024	March 31, 2023

	(In thousands)
Equity market contracts as economic hedging instruments
Assets	$10,538	$4,295
Notional amount	$526,449	$465,701

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

Note 13. Accumulated Other Comprehensive Income (Loss)

A summary of our AOCI components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance as of March 31, 2021	$(52,929)	$167,653	$(3,879)	$(3,988)	$106,857
Cummulative effect of Adoption of ASU 2018-12	—	(64,538)	—	—	(64,538)
Balance as of April 1, 2021	$(52,929)	$103,115	$(3,879)	$(3,988)	$42,319
Foreign currency translation	(2,828)	—	—	—	(2,828)
Unrealized net loss on investments and impact of LFPB discount rates	—	(46,378)	—	—	(46,378)
Change in fair value of cash flow hedges	—	—	457	—	457
Amounts reclassified into earnings on hedging activities	—	—	2,978	—	2,978
Change in post retirement benefit obligations	—	—	—	1,546	1,546
Other comprehensive income (loss)	(2,828)	(46,378)	3,435	1,546	(44,225)
Balance as of March 31, 2022	$(55,757)	$56,737	$(444)	$(2,442)	$(1,906)
Foreign currency translation	(782)	—	—	—	(782)
Unrealized net loss on investments and impact of LFPB discount rates	—	(289,477)	—	—	(289,477)
Change in fair value of cash flow hedges	—	—	5,033	—	5,033
Amounts reclassified into earnings on hedging activities	—	—	(582)	—	(582)
Change in post retirement benefit obligations	—	—	—	2,091	2,091
Other comprehensive income (loss)	(782)	(289,477)	4,451	2,091	(283,717)
Balance as of March 31, 2023	$(56,539)	$(232,740)	$4,007	$(351)	$(285,623)
Foreign currency translation	2,832	—	—	—	2,832
Unrealized net loss on investments and impact of LFPB discount rates	—	55,857	—	—	55,857
Change in fair value of cash flow hedges	—	—	6,410	—	6,410
Amounts reclassified into earnings on hedging activities	—	—	(4,087)	—	(4,087)
Change in post retirement benefit obligations	—	—	—	1,395	1,395
Other comprehensive income (loss)	2,832	55,857	2,323	1,395	62,407
Balance as of March 31, 2024	$(53,707)	$(176,883)	$6,330	$1,044	$(223,216)

(a) Liability for future policy benefits

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Stockholders’ Equity

The following table lists the dividends that have been declared and issued for fiscal years 2024 and 2023.

Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

August 18, 2022	$0.50	September 6, 2022	September 20, 2022
April 6, 2022	$0.50	April 18, 2022	April 29, 2022

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 6, 2024	$0.05	March 18, 2024	March 28, 2024
December 6, 2023	$0.05	December 18, 2023	December 29, 2023
August 17, 2023	$0.04	September 19, 2023	September 29, 2023
June 7, 2023	$0.04	June 20, 2023	June 30, 2023
March 3, 2023	$0.04	March 14, 2023	March 27, 2023
December 7, 2022	$0.04	December 19, 2022	December 30, 2022

As of March 31, 2024, no awards had been issued under the 2016 AMERCO Stock Option Plan.

Note 15. Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2024	2023	2022
	(In thousands)
Pretax earnings:
U.S.	$816,238	$1,179,738	$1,432,231
Non-U.S.	23,939	39,659	44,342
Total pretax earnings	$840,177	$1,219,397	$1,476,573

Current provision
Federal	$66,356	$115,171	$189,488
State	44,707	42,121	55,518
Non-U.S.	254	5,150	6,893
	111,317	162,442	251,899
Deferred provision
Federal	88,549	114,355	90,852
State	6,542	14,077	6,355
Non-U.S.	5,062	4,051	3,105
	100,153	132,483	100,312

Provision for income tax expense	$211,470	$294,925	$352,211

Income taxes paid (received)	$68,623	$145,680	$(4,548)

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended March 31,
	2024	2023	2022
	(In percentages)
Statutory federal income tax rate	21.00%	21.00%	21.00%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefit	4.78%	3.56%	3.24%
Foreign rate differential	0.03%	0.08%	0.05%
Federal tax credits	(0.58)%	(0.48)%	(0.19)%
Tax-exempt income	(0.04)%	(0.08)%	(0.03)%
Dividend received deduction	(0.01)%	(0.01)%	—%
Other	(0.01)%	0.15%	(0.22)%
Effective income tax rate	25.17%	24.22%	23.85%

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2024	2023
Deferred tax assets:	(In thousands)
Benefit of tax net operating loss, interest and credit carryforwards	$36,978	$33,778
Accrued expenses	117,481	112,971
Policy benefit and losses, claims and loss expenses payable, net	33,736	36,374
Unrealized losses on investments	32,856	48,179
Operating leases	11,521	12,058
Total deferred tax assets	$232,572	$243,360

Deferred tax liabilities:
Property, plant and equipment	$1,655,074	$1,545,628
Operating leases	11,214	12,175
Deferred policy acquisition costs	10,709	12,038
Other	2,700	3,008
Total deferred tax liabilities	1,679,697	1,572,849
Net deferred tax liability	$1,447,125	$1,329,489

The NOL, interest and credit carry-forwards in the above table are primarily attributable to state NOLs. As of March 31, 2024 and 2023, we had state NOLs of $628.9 million and $480.0 million, respectively, that will expire between fiscal 2025 and 2044 for most jurisdictions, if not utilized.

On March 3, 2021, the IRS notified us that our federal income tax returns for the tax years March 31, 2014, 2015, 2016, 2018 and 2019 were selected for examination. The examination eventually expanded to include all years March 31, 2012 through March 31, 2021. The examination was completed and report finalized in March 2024. As a result, we are owed $129 million, plus interest of $11.4 million, both of which are reflected in prepaid expense.

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

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Unrecognized Tax Benefits
	March 31,
	2024	2023
	(In thousands)

Unrecognized tax benefits beginning balance	$58,107	$48,851
Additions based on tax positions related to the current year	10,202	7,226
Reductions for tax positions of prior years	(27,536)	(443)
Additions for tax provisions of prior years	41,203	2,473
Unrecognized tax benefits ending balance	$81,976	$58,107

Included in the balance of unrecognized tax benefits as of March 31, 2024 and March 31, 2023 are $64.8 million and $45.9 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

We recognize interest related to unrecognized tax benefits and penalties as income tax expenses. As of March 31, 2024 and 2023, the amount of interest accrued on unrecognized tax benefits was $9.6 million and $17.7 million, respectively, net of tax. During the current year, we recorded a benefit from interest in the amount of $8.1 million, net of tax. At March 31, 2024 and 2023, the amount of penalties accrued on unrecognized tax benefits was $20.2 million and $12.2 million. During the current year, we recorded expense from penalties in the amount of $8.0 million. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within 12 months of the reporting date.

We file income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. While the Company has ongoing audits in Canada and various state jurisdictions, there have been no proposed or anticipated adjustments that would materially impact the consolidated financial statements. Our tax years remain open for examination by federal authorities for three years, state authorities for three to four years and Canadian authorities for four years.

The Canadian government has issued draft Pillar Two legislation (Global Minimum Tax Act), including the Income Inclusion Rule and Qualified Domestic Minimum Top-Up Tax, which it intends to enact in 2024. The Canadian legislation is expected to be effective for our fiscal year beginning April 1, 2024. We have performed an assessment of the potential exposure to Pillar Two income taxes. Based on the assessment performed, the Pillar Two effective tax rates in all jurisdictions in which we operate are above the 15% minimum tax rate. We will continue to evaluate the legislation but do not expect the rules to have an impact on the income tax provision or cash taxes.

The Inflation Reduction Act of 2022 (the “IRA”) includes a 15% corporate alternative minimum tax on certain large corporations and a 1% excise tax on certain corporate stock repurchases. The impact on the Company of these provisions, which became effective on January 1, 2023, will depend on several factors, including recently released and forthcoming interpretive regulatory guidance. The Company continues to review and assess the provisions of the IRA but does not current expect it to materially impact the consolidated financial statements.

Note 16. Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the United States and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of Directors (the “Board”) of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2024, 2023 or 2022.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor an Employee Stock Ownership Plan (“ESOP”) that generally covers all employees with one year or more of service. The ESOP began as a leveraged plan where shares were pledged as collateral for its debt which was originally funded by U-Haul. We made annual contributions to the ESOP equal to the ESOP’s debt service. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. ESOP shares were committed to be released monthly and ESOP compensation expense was recorded based on the

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

current market price at the end of the month. These shares then become outstanding for the earnings per share computations. In fiscal 2021 we de-levered the plan and now contributions are made at the discretion of management with expense being recognized upon the decision to contribute. ESOP compensation expense was $23.9 million, $22.1 million and $23.0 million for fiscal 2024, 2023 and 2022, respectively, which are included in operating expenses in the consolidated statements of operations.

In fiscal 2024, 2023 and 2022, the Company made non-leveraged contributions of $23.9 million, $22.1 million and $23.0 million, respectively to the Plan Trust. During fiscal 2024 and 2023, ESOP purchased for allocation 365,544 and 424,484, respectively of non-leveraged Non-Voting Common Stock shares and during fiscal 2022, ESOP purchased for allocation 33,954 of non-leveraged Voting Common Stock shares.

Shares held by the ESOP were as follows:

	Years Ended March 31,
	2024	2023
	(In thousands)
Allocated shares - Voting Common Stock	777	836
Allocated shares - Non-Voting Common Stock	7,778	7,821

Post Retirement and Post Employment Benefits

We provide a health reimbursement benefit to our eligible U.S. employees and their eligible dependents upon retirement from the Company. The retiree must have attained age sixty-five and earned twenty years of full-time service upon retirement to be awarded the health reimbursement benefit. The health reimbursement benefit is capped at a $20,000 lifetime maximum per covered person. Reimbursements are for amounts requested that are paid out of pocket after Medicare and any other medical policies in force.

In addition, retirees who have attained age sixty-five and earned at least twenty years of full-time service upon retirement from the Company are entitled to group term life insurance benefits. The life insurance benefit is $3,000 plus $100 for each year of employment over twenty years. The benefits are not funded, and claims are paid as they are incurred. We use a March 31 measurement date for our post retirement benefit disclosures.

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2024	2023	2022
	(In thousands)
Service cost for benefits earned during the period	$1,188	$1,326	$1,401
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	1,469	1,148	908
Other components	(11)	68	212
Total other components of net periodic benefit costs	1,458	1,216	1,120
Net periodic postretirement benefit cost	$2,646	$2,542	$2,521

The fiscal 2024 and fiscal 2023 post retirement benefit liability included the following components:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended March 31,
	2024	2023
	(In thousands)
Beginning of year	$28,770	$30,206
Service cost for benefits earned during the period	1,188	1,326
Interest cost on accumulated post retirement benefit	1,469	1,148
Net benefit payments and expense	(1,240)	(1,207)
Actuarial gain	(1,861)	(2,703)
Accumulated postretirement benefit obligation	28,326	28,770

Current liabilities	1,741	1,625
Non-current liabilities	26,585	27,145

Total post retirement benefit liability recognized in statement of financial position	28,326	28,770
Components included in accumulated other comprehensive income (loss):
Unrecognized net loss	1,385	(465)
Cumulative net periodic benefit cost (in excess of employer contribution)	$29,711	$28,305

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2024	2023	2022
	(In percentages)
Accumulated postretirement benefit obligation	5.34%	5.08%	3.76%

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Net periodic post retirement benefit cost above includes the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2024 was 5.9% in the initial year and was projected to decline annually to an ultimate rate of 4.0% in fiscal 2047. The assumed health care cost trend rate used to measure the accumulated post retirement benefit obligation as of the end of fiscal 2023 (and used to measure the fiscal 2024 net periodic benefit cost) was 4.9% in the initial year and was projected to decline annually to an ultimate rate of 4.0% in fiscal 2046.

Post-employment benefits provided by us, other than upon retirement, are not material.

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2025	$1,741
2026	1,977
2027	2,238
2028	2,467
2029	2,706
2030 Through 2034	14,121
Total	$25,250

Note 17. Fair Value Measurements

Certain assets and liabilities are recorded at fair value on the consolidated balance sheets and are measured and classified based upon a three-tiered approach to valuation. Financial assets and liabilities are recorded at fair value and are classified and disclosed in one of the following three categories:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair values of derivatives are based on pricing valuation models which include broker quotes.

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of March 31, 2024 and March 31, 2023, that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of March 31, 2024	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)
Assets
Fixed maturities - available for sale	$2,442,504	$—	$2,442,446	$58
Preferred stock	21,260	21,260	—	—
Common stock	45,014	45,014	—	—
Derivatives	18,930	10,538	8,392	—
Total	$2,527,708	$76,812	$2,450,838	$58

As of March 31, 2024, we had embedded derivatives of $9.3 million and market risk benefits of $13.4 million, both of which are designated as Level 3.

As of March 31, 2023	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Fixed maturities - available for sale	$2,709,037	$251,832	$2,457,146	$59
Preferred stock	21,982	21,982	—	—
Common stock	39,375	39,735	—	—
Derivatives	9,606	4,295	5,311	—
Total	$2,780,000	$317,844	$2,462,457	$59

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented below are reported at carrying value on the consolidated balance sheets.

Cash equivalents include $1,173.6 million and $1,793.5 million as of March 31, 2024 and March 31, 2023, respectively. Fair values of cash equivalents approximate carrying value due to the short period of time to maturity.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of Liabilities from investment contracts as of March 31, 2024 was approximately $2,290 million and was deemed to be a level 3 in the fair value hierarchy.

The following represents our financial instruments not carried at fair value on the consolidated balance sheets and corresponding placement in the fair value hierarchy.

	Fair Value Hierarchy
	Carrying				Total
As of March 31, 2024	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Trade receivables, net	$177,602	$—	$—	$177,602	$177,602
Mortgage loans, net	604,481	—	—	579,767	579,767
Other investments	18,917	—	—	18,917	18,917
Total	$801,000	$—	$—	$776,286	$776,286

Liabilities
Notes, loans and finance leases payable	$6,304,038	$—	$5,850,346	$—	$5,850,346
Total	$6,304,038	$—	$5,850,346	$—	$5,850,346

.	Fair Value Hierarchy
As of March 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Trade receivables, net	$146,736	$—	$—	$146,736	$146,736
Mortgage loans, net	466,531	—	—	444,957	444,957
Other investments	109,009	—	—	109,009	109,009
Total	$722,276	$—	$—	$700,702	$700,702

Liabilities
Notes, loans and finance leases payable	$6,143,350	—	$5,710,735	$—	$5,710,735
Total	$6,143,350	$—	$5,710,735	$—	$5,710,735

Note 18. Leases

We have lease agreements with lease and non-lease components, which are not accounted for separately. Additionally, for certain leases, we apply a portfolio approach to account for the operating lease right-of-use ("ROU") assets and liabilities as the leases are similar in nature and have nearly identical contract provisions. These leases, which are comprised

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

primarily of storage rental locations, can have lease terms generally between 2 and 20 years. Covenants include the Company’s responsibility for all maintenance and repairs during the term of the agreement.

Our equipment sale/leaseback transactions do not qualify as a sale. Equipment leases prior to adoption of ASC 842 were recorded as capital leases and classified as finance lease ROU assets and liabilities upon adoption. New sale leaseback transactions that fail to qualify as a sale are accounted for as a financial liability. We use our incremental borrowing rate based on information available at commencement date, including the rate for a fully collateralized loan that can either be fully amortized or financed with a residual at the end of the lease term, for a borrower with similar credit quality in order to determine the present value of lease payments. Our lease terms are generally 7 years, may include options to extend or terminate the lease, which are included in the calculation of ROU assets when it is reasonably certain that we will exercise those options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Please see Note 10, Notes, Loans and Finance Leases Payable, net, of the Notes to Consolidated Financial Statements for additional information.

The following table shows the components of our ROU assets, net:

	As of March 31, 2024
	Finance	Operating	Total
	(In thousands)

Buildings and improvements	$—	$79,317	$79,317
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	114,607	—	114,607
Rental trucks	607,521	—	607,521
Right-of-use assets, gross	722,189	79,317	801,506
Less: Accumulated depreciation	(432,884)	(25,605)	(458,489)
Right-of-use assets, net	$289,305	$53,712	$343,017

	As of March 31, 2023
	Finance	Operating	Total
	(In thousands)

Buildings and improvements	$—	$128,221	$128,221
Furniture and equipment	9,687	—	9,687
Rental trailers and other rental equipment	152,294	—	152,294
Rental trucks	949,838	—	949,838
Right-of-use assets, gross	1,111,819	128,221	1,240,040
Less: Accumulated depreciation	(637,054)	(69,304)	(706,358)
Right-of-use assets, net	$474,765	$58,917	$533,682

As of March 31, 2024 and 2023, we had finance lease liabilities for the ROU assets, net of $117.6 million and $223.2 million, respectively, included in notes, loans and finance leases payable, net.

	Financing leases
	March 31,
	2024	2023
Weighted average remaining lease term (years)	1	2
Weighted average discount rate	4.1%	3.8%

	Operating leases
	March 31,
	2024	2023
Weighted average remaining lease term (years)	21.9	19.2
Weighted average discount rate	4.6%	4.7%

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For fiscal years 2024, 2023 and 2022, cash paid for leases included in our operating cash flow activities were $33.8 million, $32.1 million and $30.2 million, respectively, and our financing cash flow activities were $105.6 million, $124.2 million and $166.3 million, respectively. Non-cash activities of ROU assets in exchange for lease liabilities were $48.8 million, $9.5 million and $3.7 million for fiscal years 2024, 2023 and 2022, respectively.

The components of lease costs, including leases of less than 12 months, were as follows:

	Twelve Months Ended March 31,
	2024	2023
	(In thousands)

Operating lease costs	$34,609	$32,878

Finance lease cost:
Amortization of right-of-use assets	$55,085	$81,006
Interest on lease liabilities	6,990	11,199
Total finance lease cost	$62,075	$92,205

The short-term lease costs for fiscal years 2024 and 2023 were not material.

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
Year ending March 31,	(In thousands)

2025	$76,522	$12,904
2026	46,001	9,592
2027	—	7,500
2028	—	6,478
2029	—	4,933
Thereafter	—	61,016
Total lease payments	122,523	102,423
Less: imputed interest	(4,882)	(47,391)
Present value of lease liabilities	$117,641	$55,032

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

Several class action lawsuits related to the incident have been filed against U-Haul. The lawsuits have been consolidated into one action in the U.S. District Court for the District of Arizona (the "Court"). On October 27, 2023, the Court dismissed with prejudice all claims except those brought under the California Consumer Privacy Act. The remaining claims will be vigorously defended by the Company; however, the outcome of such lawsuits cannot be predicted or guaranteed with any certainty. The parties are currently working on a settlement agreement, which will then go through the approval process by the Court.

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

Related Party Revenues

	Years Ended March 31,
	2024	2023	2022
	(In thousands)
U-Haul management fee revenue from Blackwater	$29,702	$29,825	$28,546
U-Haul management fee revenue from Mercury	7,302	7,248	6,648
	$37,004	$37,073	$35,194

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $37.2 million, $37.0 million and $38.5 million from the above-mentioned entities during fiscal 2024, 2023 and 2022, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefiting Edward J. Shoen and James P. Shoen or their descendants.

During the fourth quarter of fiscal 2024, Mercury exercised their option to purchase seventy-eight U-Haul branded self-storage locations from W.P. Carey. The self-storage component of these properties was previously leased by Mercury from W.P. Carey and managed by U-Haul, while the non-self-storage portions of these properties were leased by U-Haul. Post acquisition, Mercury now owns all of these properties and U-Haul acts as property manager.We were paid a structuring fee from Mercury of $0.4 million for the loans used by Mercury to facilitate the purchase.

Over the course of the twenty-year lease with W.P. Carey, U-Haul had acquired abutting properties including self-storage expansion, showroom space as well as small parcels to facilitate access or drainage. After the Mercury purchase, U-Haul and Mercury entered into an agreement for the exchange of twenty properties with the purpose of aligning operations and ownership at specific locations. U-Haul received four self-storage locations and a moving center while Mercury received four self-storage locations and fifteen other parcels including bare land, drainage, access, showroom and U-Box space along with $2.9 million in cash. U-Haul recognized a $8.9 million gain from the transaction and recorded this directly to

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional paid-in capital. The transaction described above were consummated on terms equivalent to those that would prevail in arm’s-length transactions.

From an operational standpoint our customers will not recognize any changes to the services they receive from these locations.

Related Party Costs and Expenses

	Years Ended March 31,
	2024	2023	2022
	(In thousands)
U-Haul lease expenses to Blackwater	$2,416	$2,416	$2,445
U-Haul printing expenses to Blackwater	3,681	—	—
U-Haul commission expenses to Blackwater	82,095	88,067	88,288
U-Haul lease expenses to Mercury	25	—	—
U-Haul commission expenses to Mercury	1,893	—	—
	$90,110	$90,483	$90,733

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater and Mercury. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

On May 15, 2023, SAC Holdings began providing ancillary and specialty printing services to us. The financial and other terms of the transactions are substantially identical to the terms of additional specialty printing vendors.

As of March 31, 2024, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater, excluding Dealer Agreements, provided revenues of $29.7 million, $29.8 million and $28.5 million, expenses of $2.4 million, $2.4 million and $2.4 million and cash flows of $27.3 million, $27.4 million and $25.9 million during fiscal 2024, 2023 and 2022, respectively. Revenues were $384.5 million, $418.9 million and $417.9 million and commission expenses were $82.1 million, $88.1 million and $88.3 million, respectively, related to Dealer Agreements for fiscal 2024, 2023 and 2022.

We determined that we do not have a variable interest pursuant to the VIE model under ASC 810 in the holding entities of Blackwater or in Mercury.

Related Party Assets

	March 31,
	2024	2023
	(In thousands)
U-Haul receivable from Blackwater	$31,950	$42,141
U-Haul receivable from Mercury	24,536	8,402
Other (a)	1,448	(2,235)
	$57,934	$48,308

(a)
Timing differences for intercompany balances with insurance subsidiaries resulting from the three month difference in reporting periods.

Note 21. Reportable Segment Information

U-Haul Holding Company’s three reportable segments are:

•
Moving and Storage, comprised of U-Haul Holding Company, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA, and

•
Life Insurance, comprised of Oxford and its subsidiaries.

We track revenues separately, but do not report any separate measure of the profitability for rental equipment rentals, rentals of self-storage spaces and sales of products. The information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent, with its subsidiaries. Depreciation, net of gains on disposals, and total expenditures for property and equipment are only recorded within the Moving and Storage segment.

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the year ending March 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated

	(In thousands)

Total revenues	$5,294,928	$123,085	$219,202	$(11,541)	$5,625,674
Total earnings from operations before equity in earnings of subsidiaries	$896,140	$62,509	$20,152	$(1,012)	$977,789

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the year ending March 31, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated

	(In thousands)

Total revenues	$5,567,714	$103,512	$206,100	$(12,635)	$5,864,691
Total earnings from operations before equity in earnings of subsidiaries	$1,396,122	$36,570	$14,409	$(1,521)	$1,445,580

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the year ending March 31, 2022 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated

	(In thousands)

Total revenues	$5,398,267	$115,043	$238,812	$(12,375)	$5,739,747
Total earnings from operations before equity in earnings of subsidiaries	$1,577,226	$49,780	$20,614	$(1,547)	$1,646,073

Total assets by operating segment as of March 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated

	(In thousands)

Total assets	$16,149,748	$501,566	$2,990,903	$(583,459)	$19,058,758

Total assets by operating segment as of March 31, 2023 were as follows:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated

	(In thousands)

Total assets	$15,211,493	$459,897	$2,891,574	$(462,230)	$18,100,734

Note 22. Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2024
Total revenues	$5,337,502	$288,172	$5,625,674
Depreciation and amortization, net of gains on disposal	690,429	5,654	696,083
Interest expense	253,388	2,787	256,175
Pretax earnings	816,238	23,939	840,177
Income tax expense	206,154	5,316	211,470
Identifiable assets	18,256,637	802,121	19,058,758

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2023
Total revenues	$5,570,264	$294,427	$5,864,691
Depreciation and amortization, net of gains on disposal	514,043	6,272	520,315
Interest expense	221,008	2,950	223,958
Pretax earnings	1,179,738	39,659	1,219,397
Income tax expense	285,724	9,201	294,925
Identifiable assets	17,429,101	671,633	18,100,734

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2022
Total revenues	$5,452,027	$287,720	$5,739,747
Depreciation and amortization, net of gains on disposal	509,517	2,969	512,486
Interest expense	163,586	3,838	167,424
Pretax earnings	1,432,231	44,342	1,476,573
Income tax expense	342,213	9,998	352,211
Identifiable assets	16,803,672	523,511	17,327,183

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

We entered into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities for fiscal 2024.

Sales of self-moving and self-storage related products are recognized at the time that title passes and the customer accepts delivery. The performance obligations identified for this portfolio of contracts include moving and storage product sales, installation services for hitches and/or propane sales. Each of these performance obligations has an observable stand-alone selling price. We concluded that the performance obligations identified are satisfied at a point in time. These products/services being provided have an alternative use as they are not customized and can be sold/provided to any customer. In addition, we only have the right to receive payment once the products have been transferred to the customer or the installation services have been completed. Although product sales have a right of return policy, our estimated obligation for future product returns is not material to the consolidated financial statements at this time.

Property management fees are recognized over the period that agreed-upon services are provided, see Note 20, Related Party Transactions of the Notes to Consolidated Financial Statements. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results.

Other revenue consists of various other services or rentals, of which U-Box contracts and service fees from Moving Help® are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box containers to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 842, while the shipping obligation represents a contract with a customer accounted for under Topic 606. Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help® services fees are recognized in accordance with Topic 606. Moving Help services are generated as we provide a neutral venue consisting of access to a marketplace for the connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer. Operating lease income recognized under Topic 842 within other revenue was $119.7 and $122.3 million for the years ended March 31, 2024 and 2023, respectively.

Deferred income primarily relates to payments received from customers prior to satisfaction of our performance obligations. Of the $52.3 million and $49.2 million recorded as unearned revenues as of March 31, 2023 and 2022, $51.2 million and $46.8 million, respectively was recognized as revenue for the years ended March 31, 2024 and 2023, respectively.

Revenue Recognized in Accordance with Topic 842

ASC Topic 842, Leases (Topic 842), the Company’s self-moving rental revenues meet the definition of a lease pursuant to the guidance in Topic 842 because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right. Please see Note 18, Leases, of the Notes to Consolidated Financial Statements.

Self-moving equipment rentals are recognized over the contract period that trucks and moving equipment are rented. We offer two types of self-moving rental contracts, one-way rentals and in-town rentals, which have varying payment terms.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We lease portions of our operating properties to tenants under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, the majority of our rental expenses, including common area maintenance, real estate taxes and insurance, are recovered from our customers and these are included in self-storage revenues.

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ended March 31,
	2025	2026	2027	2028	2029	Thereafter

	(In thousands)

Self-moving equipment rental revenues	$6,032	$—	$—	$—	$—	$—
Property lease revenues	20,329	14,089	11,003	7,813	5,172	27,705
Total	$26,361	$14,089	$11,003	$7,813	$5,172	$27,705

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

In the following tables, the revenue is disaggregated by timing of revenue recognition:

	Years Ended March 31,
	2024	2023	2022

	(In thousands)

Revenues recognized over time	$312,659	$320,822	$284,401
Revenues recognized at a point in time	401,743	425,584	414,985
Total revenues recognized under ASC 606	$714,402	$746,406	$699,386

Revenues recognized under ASC 842	$4,575,486	$4,744,746	$4,690,434
Insurance premium revenues recognized under ASC 944	189,318	196,860	201,666
Net investment and interest income recognized under other topics	146,468	176,679	148,261
Total revenues	$5,625,674	$5,864,691	$5,739,747

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

There were no delinquent commercial mortgage loans as of March 31, 2024 and March 31, 2023. As of March 31, 2024 and March 31, 2023, the Company had no commercial mortgage loans in non-accrual status. The Company had no unfunded commitment balance to commercial loan borrowers as of March 31, 2024.

Reinsurance Recoverables

Reinsurance recoverable on paid and unpaid benefits was less than 1% of the total assets as of March 31, 2024 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium Receivables

Premiums receivables were $1.1 million and $4.1 million as of March 31, 2024 and 2023, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder doesn‘t pay premiums.

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Fixed Maturity Securities	Investments, other	Total

		(In thousands)
Balance as of March 31, 2022	$8,649	$60	$501	$9,210
Provision for (reversal of) credit losses	(4,860)	2,041	16	(2,803)
Write-offs against allowance	—	—	—	—
Recoveries	—	—	—	—
Balance as of March 31, 2023	$3,789	$2,101	$517	$6,407
Provision for (reversal of) credit losses	2,447	(1,049)	300	1,698
Write-offs against allowance	—	—	—	—
Recoveries	—	—	—	—
Balance as of March 31, 2024	$6,236	$1,052	$817	$8,105

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25. Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended March 31, 2024
Life insurance in force	$909,894	$48	$278,445	$1,188,291	23%
Premiums earned:
Life	$49,184	$1	$4,183	$53,366	8%
Accident and health	35,324	95	844	36,073	2%
Annuity	157	—	149	306	49%
Property and casualty	94,802	—	—	94,802	—%
Total	$179,467	$96	$5,176	$184,547

Year ended March 31, 2023
Life insurance in force	$970,454	$48	$304,891	$1,275,297	24%
Premiums earned:
Life	$52,298	$1	$4,181	$56,478	7%
Accident and health	41,354	152	983	42,185	2%
Annuity	80	—	406	486	84%
Property and casualty	96,242	—	—	96,242	—%
Total	$189,974	$153	$5,570	$195,391

Year ended March 31, 2022
Life insurance in force	$1,029,537	$72	$328,030	$1,357,495	24%
Premiums earned:
Life	$56,353	$2	$4,514	$60,865	7%
Accident and health	48,385	160	1,166	49,391	2%
Annuity	444	—	327	771	42%
Property and casualty	89,667	—	—	89,667	—%
Total	$194,849	$162	$6,007	$200,694

(a)
Balances are reported net of inter-segment transactions.

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	March 31,
	2024	2023
	(In thousands)
Unpaid losses and loss adjustment expense	$131,192	$151,874
Reinsurance losses payable	1,287	1,133
Total	$132,479	$153,007

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,
	2024	2023	2022
	(In thousands)
Balance at January 1	$151,874	$159,162	$177,963
Less: reinsurance recoverable	41,329	47,394	64,873
Net balance at January 1	110,545	111,768	113,090
Incurred related to:
Current year	25,396	27,570	28,980
Prior years	(13,153)	(5,828)	(6,290)
Total incurred	12,243	21,742	22,690
Paid related to:
Current year	9,414	10,572	11,040
Prior years	18,369	12,393	12,972
Total paid	27,783	22,965	24,012
Net balance at December 31	95,004	110,545	111,768
Plus: reinsurance recoverable	36,188	41,329	47,394
Balance at December 31	$131,192	$151,874	$159,162

Prior year incurred losses were impacted by favorable development on numerous Excess Workers' Compensation claims. The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $36.2 million) decreased by $20.7 million as of fiscal 2024.

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information about property and casualty incurred and paid loss and loss adjustment expense development for fiscal 2018 through 2024 and the average annual percentage payout of incurred claims by age as of fiscal 2024, is presented as supplementary information. Claims data for fiscal 2018 through 2023 is unaudited. Claims data for fiscal 2024 is audited.

Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
								As of
								March 31, 2024
								Total of
								Incurred-but-
								Not-Reported
								Liabilities Plus
								Expected	Cumulative
								Development	Number of
Accident								on Reported	Reported
Year	2018	2019	2020	2021	2022	2023	2024	Claims	Claims
	(In thousands, except claim counts)
2018	15,748	16,109	17,078	15,538	15,273	15,264	15,260	—	12,308
2019		19,580	18,386	18,027	17,157	16,819	16,856	—	12,220
2020			22,138	26,316	27,316	27,831	27,793	1,050	12,040
2021				20,671	17,485	17,107	14,561	829	11,552
2022					28,982	25,337	24,484	4,702	14,192
2023						27,570	28,436	5,911	13,152
2024							25,396	10,649	13,948
							Total	23,141

The following table presents paid claims development as of fiscal 2024 net of reinsurance. Claims data for fiscal 2018 through 2023 is unaudited. Claims data for fiscal 2024 is audited.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

Accident
Year	2018	2019	2020	2021	2022	2023	2024
2018	8,970	11,638	14,825	15,012	15,263	15,264	15,260
2019		8,838	12,689	15,150	16,766	16,809	16,851
2020			7,366	14,737	19,215	21,598	25,122
2021				7,665	11,114	12,521	13,510
2022					11,040	14,831	16,829
2023						10,572	18,444
2024							9,414
					Total	Total	115,430
All outstanding liabilities before 2018, net of reinsurance							57,647
Liabilities for claims and claim adjustment expenses, net of reinsurance							95,004

The reconciliation of the net incurred and paid claims development tables for the liability for claims and claims adjustment expenses is as follows:

March 31, 2024
(In thousands)
Liabilities for unpaid Property and Casualty claims
and claim adjustment expenses, net of reinsurance	$95,004

Total reinsurance recoverable on unpaid
Property and Casualty claims	$36,188

Total gross liability for unpaid Property and Casualty
claims and claim adjustment expense	$131,192

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is supplementary information about average historical claims duration as of March 31, 2024. The following is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age, net of Reinsurance
	(In percentages)
Years	1	2	3	4	5	6	7
Property and Casualty Insurance	44.2%	22.3%	13.9%	6.5%	4.9%	0.1%	—%

Note 26. Deferred Policy Acquisition Costs, Net

The following tables present a rollforward of deferred policy acquisition costs related to long-duration contracts for the periods ended March 31, 2024 and 2023.

	Year Ended March 31, 2024
	Deferred Annuities	Life Insurance	Health Insurance	Total

	(In thousands)
Balance, beginning of year	$55,396	$66,954	$6,113	$128,463
Capitalization	12,753	4,030	216	16,999
Amortization expense	(13,401)	(8,559)	(2,278)	(24,238)
Balance, end of period	$54,748	$62,425	$4,051	$121,224

	Year Ended March 31, 2023
	Deferred Annuities	Life Insurance	Health Insurance	Total

	(In thousands)
Balance, beginning of year	$55,261	$67,573	$8,596	$131,430
Capitalization	18,316	6,529	356	25,201
Amortization expense	(18,181)	(7,148)	(2,839)	(28,168)
Balance, end of period	$55,396	$66,954	$6,113	$128,463

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 27. Life Insurance Liabilities

The following tables summarize balances and changes in the liability for future policy benefits for life insurance contracts and a reconciliation to policy benefits and losses, claims and loss expenses payable..

	Year Ended March 31,
	2024	2023

	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$223,118	$280,371
Beginning balance at original discount rate	$225,071	$242,741
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(932)	(1,565)
Adjusted beginning of year balance	$224,139	$241,176
Issuances	8,491	14,118
Interest accrual	11,185	12,131
Net premium collected	(39,509)	(42,354)
Other	—	—
Ending balance at original discount rate	$204,306	$225,071
Effect of changes in discount rate assumptions (AOCI)	1,083	(1,953)
Balance, end of period	$205,389	$223,118

Present value of expected future policy benefits

Balance, beginning of year	$530,984	$672,254
Beginning balance at original discount rate	$533,689	$552,109
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experiences	(2,483)	(3,964)
Adjusted beginning of year balance	$531,206	$548,145
Issuances	8,513	14,118
Interest accrual	26,507	27,572
Benefit payments	(52,113)	(56,146)
Other	—	—
Ending balance at original discount rate	$514,113	$533,689
Effect of changes in discount rate assumptions (AOCI)	8,009	(2,705)
Balance, end of period	$522,122	$530,984
End of period, LFPB net	316,733	307,866
Payout annuities and market risk benefits	31,337	31,060
Health insurance	12,201	13,484
Life and annuity claims in course of settlement and claims incurred but not yet reported / Reinsurance losses payable	27,432	29,534
Life DPL / Other life and health	9,208	9,973
LFPB flooring effect	7	51
Life Insurance end of period balance	396,918	391,968
Moving and Storage balance	319,716	335,227
Property and Casualty Insurance balance	132,479	153,007
Policy benefit and losses, claims and loss expense balance, end of period	849,113	880,202

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for life insurance contracts, it summarizes the actual experience and expected experience for mortality and lapses of the liability for future policy benefits for life insurance contracts and provides the weighted-average durations and interest rates of the liability for future policy benefits for life insurance contracts:

	Year Ended March 31,
	2024	2023

	(In thousands, except for percentages and weighted average information)
Expected gross premiums
Undiscounted balance	$367,640	$405,017
Discounted balance at original discount rate	$285,087	$311,988
Discounted balance at current discount rate	$286,295	$308,822

Expected policy benefits
Undiscounted balance	$742,927	$779,778
Discounted balance at original discount rate	$514,112	$533,688
Discounted balance at current discount rate	$522,121	$530,983

Mortality, lapses and morbidity
Mortality actual experience	4.49%	4.67%
Mortality expected experience	5.06%	4.80%
Lapses actual experience	2.10%	2.04%
Lapses expected experience	2.63%	2.52%

Premiums and interest expense
Gross premiums (1)	$52,909	$56,563
Interest expense (2)	$15,322	$15,441

Expected duration (persistency) of policies in-force (years)	6.8	7.0
Weighted average original interest rate of the liability for future policy benefits	4.99%	5.03%
Weighted average current interest rate of the liability for future policy benefits	5.03%	0.56%

(1) Gross premiums are related to life insurance and are included in Life insurance premiums.
(2) Interest expense is included in Policy benefits and losses, claims and loss expenses payable.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances and changes in Liabilities from investment contracts account balances:

Year Ended March 31, 2024

Policyholder contract deposits account balance	(In thousands, except for the average credited rate)
Beginning of year	$2,398,884
Deposits received	360,124
Surrenders and withdrawals	(379,099)
Benefit payments	(39,990)
Interest credited	71,433
Other	—
End of period	$2,411,352
Weighted average credited rate	3.03
Cash surrender value	$2,104,617

Year Ended March 31, 2023

Policyholder contract deposits account balance	(In thousands, except for the average credited rate)
Beginning of year	$2,336,238
Deposits received	326,465
Surrenders and withdrawals	(287,796)
Benefit payments	(33,548)
Interest credited	57,525
Other	—
End of period	$2,398,884
Weighted average credited rate	2.43
Cash surrender value	$2,067,735

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 28. Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the States of Arizona, Nevada, Texas and Oklahoma require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Statutory net income and statutory capital and surplus for the years ended are listed below:

	Years Ended March 31,
	2024	2023	2022
	(In thousands)
Repwest:
Statutory net income	$43,028	$34,963	$33,314
Statutory capital and surplus	342,026	294,515	266,875
ARCOA:
Statutory net income (loss)	1,891	2,319	(752)
Statutory capital and surplus	16,063	13,340	14,697
Oxford:
Statutory net income (loss)	212	(771)	23,217
Statutory capital and surplus	247,039	227,667	230,202
CFLIC:
Statutory net income	2,050	3,637	6,019
Statutory capital and surplus	22,478	20,591	17,098
NAI:
Statutory net income	887	1,017	1,874
Statutory capital and surplus	9,775	8,906	7,961

The amount of dividends that can be paid to shareholders by Oxford and Repwest which are domiciled in the State of Arizona is limited. There are restrictions on the ability of our insurance subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. Their ordinary dividends are limited to the lower of 10% of prior year statutory surplus or prior year net income. Any extraordinary dividend, loans or advances to us from the insurance subsidiaries must be approved by the domiciliary insurance commissioner. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest as of March 31, 2024 that could be distributed as ordinary dividends in fiscal 2025 is $34.2 million. The statutory surplus for Oxford as of March 31, 2024 that could be distributed as ordinary dividends in fiscal 2025 is $0.2 million. Repwest did not pay a dividend to U-Haul Holding Company in fiscal 2024, 2023 or 2022. Oxford did not pay a dividend to U-Haul Holding Company in fiscal 2024, 2023 or 2022. Restricted net assets for Property and Casualty Insurance and Life Insurance were $101.2 million and $95.8 million as of March 31, 2024 and 2023, respectively.

For our insurance subsidiaries, statutory accounting principles (“SAP”) differ from GAAP primarily in that: (i) premiums from deferred annuities are recognized as revenue under SAP, while they are accounted for as liabilities from investment contracts under GAAP; (ii) policy acquisition costs are expensed as incurred under SAP, while DAC is amortized on a constant-level basis over the expected term of the grouped contracts under GAAP; (iii) policy benefits and losses are established using different actuarial assumptions; and (iv) investments are valued on a different basis and valuation allowances attributable to investments are different. In addition, certain assets are not admitted under SAP and are charged directly to surplus.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 29. ASU 2018-12 Transition

The Company adopted ASU 2018-12 for the liability for future policy benefits, DAC and other balances amortized on a basis consistent with DAC by applying the guidance to contracts in-force on the basis of their existing carrying amounts at the transition date.

The following tables present the effect of the adoption of ASU 2018-12 on selected consolidated balance sheet data for the fiscal years ended March 31, 2023 and 2022.

	Year Ended March 31,
	2023	2022

	(In thousands)
Total Assets
Prior to adoption	$18,124,648	$17,299,581
Effect of adoption:
Derecognition of shadow DAC	(25,141)	26,131
Re-measurement due to discount rate	—	—
Other adjustments	1,227	1,471
Subtotal	$(23,914)	$27,602

After adoption	$18,100,734	$17,327,183

	Year Ended March 31,
	2023	2022

	(In thousands)
Total Liabilities
Prior to adoption	$11,596,313	$11,347,089
Effect of adoption:
Deferred income tax adjustment on Shadow removal	(5,280)	5,488
Re-measurement due to discount rate	(1,626)	87,258
Deferred income tax adjustment on discount rate	342	(18,324)
Other adjustments	6,794	8,511
Subtotal	$230	$82,933

After adoption	$11,596,543	$11,430,022

	Year Ended March 31,
	2023	2022

	(In thousands)
Accumulated other comprehensive income (loss)
Prior to adoption	$(267,046)	$46,384
Effect of adoption:
Derecognition on shadow DAC	(19,861)	20,644
Re-measurement due to discount rate	1,626	(87,258)
Re-measurement due to discount rate (tax effect)	(342)	18,324
Other adjustments	—	—
Subtotal	$(18,577)	$(48,290)

After adoption	$(285,623)	$(1,906)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended March 31,
	2023	2022

	(In thousands)
Total Stockholders' equity
Prior to adoption	$6,528,335	$5,952,492
Effect of adoption:
Derecognition on shadow DAC	(19,861)	20,644
Re-measurement due to discount rate (tax effect)	1,284	(68,934)
Other adjustments	(5,567)	(7,041)
Subtotal	$(24,144)	$(55,331)

After adoption	$6,504,191	$5,897,161

The impacts from the adoption of ASU 2018-12 on the Company's previously reported results included in these financial statements are as follows.

Condensed Consolidated Balance Sheet

	Year ended March 31, 2023
	As previously reported	Adoption impact	As adjusted

	(In thousands)
Deferred policy acquisition costs, net	$152,377	(23,914)	$128,463
Total assets	18,124,648	(23,914)	18,100,734
Policy benefits and losses, claims and loss expenses payable	875,034	5,168	880,202
Deferred income taxes, net	1,334,427	(4,938)	1,329,489
Total liabilities	11,596,313	230	11,596,543
Accumulated other comprehensive loss	(267,046)	(18,577)	(285,623)
Retained earnings	7,008,715	(5,567)	7,003,148
Total stockholders' equity	6,528,335	(24,144)	6,504,191
Total liabilities and stockholders' equity	18,124,648	(23,914)	18,100,734

Condensed Consolidated Statement of Operations

	Year ended March 31, 2023
	As previously reported	Adoption impact	As adjusted

	(In thousands)
Benefits and losses	$165,553	(1,474)	$164,079
Pretax earnings	1,217,923	1,474	1,219,397
Net earnings available to common stockholders	922,998	1,474	924,472
Basic and diluted earnings per share of Common Stock	5.54	—	5.54
Basic and diluted earnings per share of Non-Voting Common Stock	4.62	—	4.62

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended March 31, 2022
	As previously reported	Adoption impact	As adjusted

	(In thousands)
Benefits and losses	$186,647	(1,076)	$185,571
Pretax earnings	1,475,497	1,076	1,476,573
Net earnings available to common stockholders	1,123,286	1,076	1,124,362
Basic and diluted earnings per share of Common Stock	7.08	—	7.08
Basic and diluted earnings per share of Non-Voting Common Stock	5.58	—	5.58

The following table presents the Company's consolidated balance sheet, both before and after the Transition date.

	April 1, 2021	March 31, 2021

	(In thousands)
Deferred policy acquisition costs, net	$131,187	$89,749
Total assets	14,693,044	14,651,606
Policy benefits and losses, claims and loss expenses payable	1,040,951	909,701
Deferred income taxes, net	1,182,123	1,199,280
Total liabilities	9,846,608	9,732,515
Accumulated other comprehensive income	42,319	106,857
Retained earnings	5,017,451	5,025,568
Total stockholders' equity	4,846,436	4,919,091
Total liabilities and stockholders' equity	14,693,044	14,651,606

The following tables present the balances of and changes in deferred acquisition costs, future policy benefits and market risk benefits and balances amortized on a basis consistent with DAC on April 1, 2021 due to the adoption of ASU 2018-12 by Oxford.

Deferred Policy Acquisition Costs	Deferred Annuities	Life Insurance	Health Insurance	Total

	(In thousands)
Balance, end of year March 31, 2021	$15,654	$64,552	$9,543	$89,749
Adjustments for removal of related balances in accumulated other comprehensive income	41,438	—	—	41,438
Adjusted balance, beginning of year April 1, 2021	$57,092	$64,552	$9,543	$131,187

Future Policy Benefit	Deferred Annuities	Life Insurance	Health Insurance	Total

	(In thousands)
Balance, end of year March 31, 2021	$8,370	$310,311	$18,341	$337,022
Change in discount rate assumptions	2,307	115,978	4,847	123,132
Change in cash flow assumptions, effect of net premiums exceeding gross premiums	—	1,747	—	1,747
Change in cash flow assumptions, effect of decrease of the deferred profit liability	—	2,580	—	2,580
Adjusted balance, beginning of year April 1, 2021	$10,677	$430,616	$23,188	$464,481

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Market Risk Benefits	Deferred Annuities

(In thousands)
Balance, end of year March 31, 2021	$7,339
Adjustment for the difference between carrying amount and fair value, except for the difference due to instrument-specific credit risk	3,791
Adjusted balance, beginning of year April 1, 2021	$11,130

The following table presents the effect of transition adjustments on stockholders' equity as of April 1, 2021 due to the adoption of ASU 2018-12.

	Retained Earnings	Accumulated Other Comprehensive Loss

	(In thousands)
Liability for future policy benefits	$(4,326)	$(123,132)
Market risk benefits	(3,791)	—
Deferred acquisition costs and related asset balances	—	41,438
Tax effect	—	17,156
Total	$(8,117)	$(64,538)

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF U-Haul Holding Company

(Parent Company Only)

BALANCE SHEETS

	March 31,
	2024	2023
	(In thousands)
ASSETS
Cash and cash equivalents	$975,109	$1,662,790
Investment in subsidiaries	4,784,174	4,551,742
Related party assets	3,856,766	2,482,280
Other assets	253,133	403,191
Total assets	$9,869,182	$9,100,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Other liabilities	$2,702,780	$2,601,631
	2,702,780	2,601,631
Stockholders' equity:
Preferred stock	—	—
Voting Common stock	10,497	10,497
Non-Voting Common Stock	176	176
Additional paid-in capital	462,758	453,853
Accumulated other comprehensive income (loss)	(229,259)	(291,442)
Retained earnings:
Beginning of period	7,002,938	6,112,191
Net earnings	628,707	924,472
Common Stock Dividends	—	(19,608)
Non-Voting Common Stock dividends	(31,765)	(14,117)
End of period	7,599,880	7,002,938

Cost of common shares in treasury	(525,653)	(525,653)
Cost of preferred shares in treasury	(151,997)	(151,997)
Total stockholders' equity	7,166,402	6,498,372
Total liabilities and stockholders' equity	$9,869,182	$9,100,003

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF U-Haul Holding Company

(Parent Company Only)

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2024	2023	2022
	(In thousands, except share and per share data)
Revenues:
Net interest income and other revenues	$105,624	$54,823	$1,516
Expenses:
Operating expenses	12,834	13,937	5,517
Other expenses	125	127	115
Total expenses	12,959	14,064	5,632
Equity in earnings of subsidiaries	160,302	582,517	1,012,917
Interest income	519,070	413,170	131,400
Pretax earnings	772,037	1,036,446	1,140,201
Income tax expense	(143,330)	(111,974)	(15,839)
Net earnings available to common shareholders	$628,707	$924,472	$1,124,362
Basic and diluted earnings per share of Common Stock	$3.04	$5.54	$7.08
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$3.22	$4.62	$5.58
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092	176,470,092

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF U-Haul Holding Company

(Parent Company Only)

STATEMENTS OF comprehensive income

	Years Ended March 31,
	2024	2023	2022
	(In thousands)

Net earnings	$628,707	$924,472	$1,124,362
Other comprehensive income (loss)	62,183	(288,339)	(41,133)
Total comprehensive income	$690,890	$636,133	$1,083,229

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF U-Haul Holding Company

(Parent Company Only)

STATEMENTS OF CASH FLOW

	Years Ended March 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net earnings	$628,707	$924,472	$1,124,362
Change in investments in subsidiaries	(160,302)	(582,517)	(1,012,917)
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	4	3	1
Amortization of debt issuance costs	859	859	292
Deferred income taxes	98,823	137,159	106,869
Net change in other operating assets and liabilities:
Prepaid expenses	8,888	6,120	234,490
Other assets	(10,753)	(2,884)	(4)
Related party assets	—	(120)	(240)
Accounts payable and accrued expenses	479	(2,499)	5,461
Net cash provided by operating activities	566,705	480,593	458,314

Cash flows from investing activities:
Purchases of property, plant and equipment	(3)	(1)	(11)
Purchase of fixed maturities securities available-for-sale	(170,317)	(224,999)	—
Purchase of investments, other	(1,000)	—	—
Proceeds from fixed maturities securities available-for-sale	322,330	—	—
Net cash provided (used) by investing activities	151,010	(225,000)	(11)

Cash flows from financing activities:
Borrowings from credit facilities	—	—	1,200,000
Principal repayments on credit facilities	—	—	—
Debt issuance costs	—	—	(8,468)
Proceeds from (repayments) of intercompany loans	(1,373,275)	(637,585)	(284,438)
Common stock dividends paid	—	(19,608)	(29,412)
Non-Voting Common Stock dividends paid	(31,765)	(14,117)	—
Net contribution from related party	—	—	—
Net cash provided (used) by financing activities	(1,405,040)	(671,310)	877,682

Effects of exchange rate on cash	(356)	(6,940)	(1,591)
Increase (decrease) in cash and cash equivalents	(687,681)	(422,657)	1,334,394
Cash and cash equivalents at beginning of period	1,662,790	2,085,447	751,053
Cash and cash equivalents at end of period	$975,109	$1,662,790	$2,085,447

Income taxes paid (received) amounted to $68.6 million, $145.7 million and $(4.5) million for fiscal 2024, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED FINANCIAL INFORMATION OF U-Haul holding company

(parent company only)

NOTES TO CONDENSED FINANCIAL INFORMATION

March 31, 2024, 2023, and 2022

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

Life Insurance and Property and Casualty Insurance have restrictions on their ability to transfer funds to us in the form of cash dividends, loans or advances.

2. Guarantees and Long-Term Obligations

U-Haul Holding Company is a borrower of $1,200.0 million of fixed rate senior unsecured private placement notes, with maturities between 2029 and 2035. U-Haul Holding Company has guaranteed performance of all notes, loans and finance leases payable of U-Holding Company and its subsidiaries. Certain of the guarantees are non-recourse guarantees where U-Haul Holding Company is not responsible for payment of the loan unless certain carveouts are violated.

SCHEDULE II

U-Haul Holding Company AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2024	(In thousands)
Allowance for LIFO
(deducted from inventory)	$47,065	$—	$—	$(734)	$46,331

Year ended March 31, 2023
Allowance for obsolescence
(deducted from inventory)	$1,080	$—	$—	$(151)	$929
Allowance for LIFO
(deducted from inventory)	$37,400	$9,665	$—	$—	$47,065

Year ended March 31, 2022
Allowance for obsolescence
(deducted from inventory)	$1,416	$—	$—	$(336)	$1,080
Allowance for LIFO
(deducted from inventory)	$21,832	$15,568	$—	$—	$37,400

SCHEDULE V

U-Haul Holding Company AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended March 31, 2024, 2023, AND 2022

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2024	Consolidated property casualty entity	$—	$131,192	$—	158	$97,927	$25,158	$25,396	$(13,153)	$—	$27,783	$98,085
2023	Consolidated property casualty entity	—	151,874	—	(97)	96,242	7,314	27,570	(5,828)	—	22,965	96,145
2022	Consolidated property casualty entity	—	159,162	—	334	89,667	24,385	28,980	(6,290)	—	24,012	90,002

(1)
There were $3.2 million, $2.9 million and $3.4 million in written premiums and $3.1 million, $3.0 million and $3.1 million in earned premiums.
(2)
Net Investment Income excludes net realized (gains) losses on investments of $0.0 million, $0.1 million and ($1.0) million for the years ended March 31, 2024, 2023 and 2022, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-Haul Holding Company

Date: May 30, 2024	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: May 30, 2024	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: May 30, 2024	/s/ Maria L. Bell
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

Signature	Title	Date
/s/ Edward J. Shoen	President and Chairman of the Board	May 30, 2024
Edward J. Shoen
/s/ Jason A. Berg	Chief Financial Officer	May 30, 2024
Jason A. Berg
/s/ Maria L. Bell	Chief Accounting Officer	May 30, 2024
Maria L. Bell
/s/ James E. Acridge	Director	May 30, 2024
James E. Acridge
/s/ John P. Brogan	Director	May 30, 2024
John P. Brogan
/s/ James J. Grogan	Director	May 30, 2024
James J. Grogan
/s/ Richard J. Herrera	Director	May 30, 2024
Richard J. Herrera
/s/ Karl A. Schmidt	Director	May 30, 2024
Karl A. Schmidt
/s/ Roberta R. Shank	Director	May 30, 2024
Roberta R. Shank
/s/ Samuel J. Shoen	Director	May 30, 2024
Samuel J. Shoen