Form 10-Q
period 2024-06-30
U-Haul Holding Co /NV/
filed 2024-08-07
CIK 4457

sh

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024

or

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
5555 Kietzke Lane Ste 100 Reno, Nevada 89511 Telephone (775) 688-6300 N/A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

19,607,788 shares of Common Stock, $0.25 par value, were outstanding as of August 7, 2024.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of August 7, 2024.

Part i Financial information

Item 1. Financial Statements

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED balance sheets

	June 30,	March 31,
	2024	2024
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,153,161	$1,534,544
Trade receivables and reinsurance recoverables, net	253,638	215,908
Inventories and parts	157,625	150,940
Prepaid expenses	248,147	246,082
Fixed maturity securities available-for-sale (net of allowance for credit loss of $2,995 and $1,052, respectively) at fair value and amortized cost ($2,631,881 and $2,660,093 respectively)	2,395,890	2,442,504
Equity securities, at fair value	74,066	66,274
Investments, other	638,423	633,936
Deferred policy acquisition costs, net	119,806	121,224
Other assets	123,878	111,743
Right of use assets - financing, net	265,744	289,305
Right of use assets - operating, net	53,255	53,712
Related party assets	67,254	57,934
	5,550,887	5,924,106
Property, plant and equipment, at cost:
Land	1,727,668	1,670,033
Buildings and improvements	8,591,016	8,237,354
Furniture and equipment	1,014,086	1,003,770
Rental trailers and other rental equipment	960,853	936,303
Rental trucks	6,670,443	6,338,324
	18,964,066	18,185,784
Less: Accumulated depreciation	(5,209,526)	(5,051,132)
Total property, plant and equipment, net	13,754,540	13,134,652
Total assets	$19,305,427	$19,058,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$833,296	$783,084
Notes, loans and finance leases payable, net	6,280,305	6,271,362
Operating lease liabilities	54,485	55,032
Policy benefits and losses, claims and loss expenses payable	841,861	849,113
Liabilities from investment contracts	2,406,464	2,411,352
Other policyholders' funds and liabilities	5,832	18,070
Deferred income	62,587	51,175
Deferred income taxes, net	1,470,156	1,447,125
Total liabilities	11,954,986	11,886,313

Commitments and contingencies (notes 4 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized: Series A preferred stock, with no par value, 6,100,000 shares authorized; 6,100,000 shares issued and none outstanding	—	—
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding	—	—
Serial common stock, with or without par value, 250,000,000 shares authorized: Serial common stock of $0.25 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, with $0.25 par value, 250,000,000 shares authorized: Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700 issued and 19,607,788 outstanding	10,497	10,497
Series N Non-Voting Common Stock with $0.001 par value, 250,000,000 shares authorized Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized; 176,470,092 shares issued and outstanding	176	176
Additional paid-in capital	462,548	462,548
Accumulated other comprehensive loss	(231,813)	(223,216)
Retained earnings	7,786,683	7,600,090
Cost of common stock in treasury, net (22,377,912 shares)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	7,350,441	7,172,445
Total liabilities and stockholders' equity	$19,305,427	$19,058,758

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$1,014,332	$999,206
Self-storage revenues	215,737	198,961
Self-moving and self-storage products and service sales	96,591	100,872
Property management fees	9,495	9,177
Life insurance premiums	20,740	23,131
Property and casualty insurance premiums	21,229	20,322
Net investment and interest income	37,125	64,592
Other revenue	133,241	124,047
Total revenues	1,548,490	1,540,308

Costs and expenses:
Operating expenses	789,757	763,241
Commission expenses	112,571	106,927
Cost of product sales	66,014	70,675
Benefits and losses	44,006	45,344
Amortization of deferred policy acquisition costs	4,646	8,045
Lease expense	5,605	7,583
Depreciation, net of gains on disposals of ($7,768 and $55,661 respectively)	216,545	137,814
Net losses on disposal of real estate	3,104	1,021
Total costs and expenses	1,242,248	1,140,650

Earnings from operations	306,242	399,658
Other components of net periodic benefit costs	(372)	(365)
Other interest income	18,235	—
Interest expense	(67,218)	(60,598)
Fees on early extinguishment of debt and costs of defeasance	(495)	—
Pretax earnings	256,392	338,695
Income tax expense	(60,975)	(81,857)
Net earnings available to common stockholders	$195,417	$256,838
Basic and diluted earnings per share of Common Stock	$0.95	$1.27
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$1.00	$1.31
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the first quarters ended June 30, 2024 and 2023, net of eliminations, were $9.5 million and $9.2 million, respectively.

Related party costs and expenses for the first quarters ended June 30, 2024 and 2023, net of eliminations, were $30.6 million and $23.7 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter ended June 30, 2024	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$256,392	$(60,975)	$195,417
Other comprehensive income (loss):
Foreign currency translation	(204)	—	(204)
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	(7,465)	2,052	(5,413)
Change in fair value of cash flow hedges	(2,526)	621	(1,905)
Amounts reclassified into earnings on hedging activities	(1,425)	350	(1,075)
Total other comprehensive income (loss)	(11,620)	3,023	(8,597)

Total comprehensive income (loss)	$244,772	$(57,952)	$186,820

Quarter ended June 30, 2023	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$338,695	$(81,857)	$256,838
Other comprehensive income (loss):
Foreign currency translation	469	—	469
Unrealized net gain on investments and future policy benefits discount rate remeasurement gains (losses)	25,543	(5,199)	20,344
Change in fair value of cash flow hedges	5,093	(1,251)	3,842
Amounts reclassified into earnings on hedging activities	(1,150)	282	(868)
Total other comprehensive income (loss)	29,955	(6,168)	23,787

Total comprehensive income (loss)	$368,650	$(88,025)	$280,625

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2024	$10,497	$176		$462,548	$(223,216)	$7,600,090	$(525,653)	$(151,997)	$7,172,445
Foreign currency translation	—	—		—	(204)	—	—	—	(204)
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—		—	(5,413)	—	—	—	(5,413)
Change in fair value of cash flow hedges, net of tax	—	—		—	(1,905)	—	—	—	(1,905)
Amounts reclassified into earnings on hedging activities	—	—		—	(1,075)	—	—	—	(1,075)
Net earnings	—	—		—	—	195,417	—	—	195,417
Series N Non-Voting Common Stock dividends: ($0.05 per share)	—	—		—	—	(8,824)	—	—	(8,824)
Net activity	—	—		—	(8,597)	186,593	—	—	177,996
Balance as of June 30, 2024	$10,497	$176		$462,548	$(231,813)	$7,786,683	$(525,653)	(151,997)	$7,350,441

Balance as of March 31, 2023	$10,497	$176		$453,643	$(285,623)	$7,003,148	$(525,653)	$(151,997)	$6,504,191
Foreign currency translation	—	—		—	469	—	—	—	469
Unrealized net gain on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—		—	20,344	—	—	—	20,344
Change in fair value of cash flow hedges, net of tax	—	—		—	3,842	—	—	—	3,842
Amounts reclassified into earnings on hedging activities	—	—		—	(868)	—	—	—	(868)
Net earnings	—	—		—	—	256,838	—	—	256,838
Series N Non-Voting Common stock dividends: ($0.04 per share)	—	—		—	—	(7,059)	—	—	(7,059)
Net activity	—	—		—	23,787	249,779	—	—	273,566
Balance as of June 30, 2023	$10,497	$176	$	$453,643	$(261,836)	$7,252,927	$(525,653)	$(151,997)	$6,777,757

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul holding company AND CONSOLIDATED subsidiaries

consolidatED statements of cash flows

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$195,417	$256,838
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	224,313	193,475
Amortization of premiums and accretion of discounts related to investments, net	4,253	4,394
Amortization of debt issuance costs	1,550	1,456
Interest credited to policyholders	19,507	17,538
Provision for allowance for losses on trade receivables, net	2,052	592
Non cash lease expense	2,623	4,384
Net gains on disposal of personal property	(7,768)	(55,661)
Net losses on disposal of real estate	3,104	1,021
Net (gains) losses on sales of fixed maturity securities	2,240	(1,914)
Net gains on equity securities	(1,326)	(2,429)
Deferred income taxes, net	22,927	34,108
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(39,401)	(17,435)
Inventories and parts	(6,689)	(13,395)
Prepaid expenses	(2,142)	9,870
Deferred policy acquisition costs, net	1,418	4,868
Other assets and right of use assets - operating, net	(12,865)	(14,341)
Related party assets	(20,724)	3,132
Accounts payable and accrued expenses and operating lease liabilities	52,770	33,112
Policy benefits and losses, claims and loss expenses payable	2,095	(12,098)
Other policyholders' funds and liabilities	(12,238)	3,986
Deferred income	11,434	11,999
Related party liabilities	11,353	2,197
Net cash provided by operating activities	453,903	465,697

Cash flows from investing activities:
Escrow deposits	691	(361)
Purchases of:
Property, plant and equipment	(963,163)	(773,577)
Fixed maturity securities available-for-sale	(77,777)	(13,208)
Equity securities	—	(242)
Investments, other	(23,430)	(52,865)
Proceeds from sales of:
Property, plant and equipment	146,672	193,455
Fixed maturity securities available-for-sale	101,568	348,604
Equity securities	11	236
Investments, other	12,110	9,290
Net cash used in investing activities	(803,318)	(288,668)

Cash flows from financing activities:
Borrowings from credit facilities	349,233	445,493
Principal repayments on credit facilities	(321,670)	(232,824)
Payment of debt issuance costs	(248)	(2,688)
Finance lease payments	(19,260)	(34,168)
Securitization deposits	99	79
Series N Non-Voting Common Stock dividends paid	(8,824)	(7,059)
Investment contract deposits	76,417	51,239
Investment contract withdrawals	(107,185)	(83,331)
Net cash provided (used) by financing activities	(31,438)	136,741

Effects of exchange rate on cash	(530)	2,830

Increase (decrease) in cash and cash equivalents	(381,383)	316,600
Cash and cash equivalents at the beginning of period	1,534,544	2,060,524
Cash and cash equivalents at the end of period	$1,153,161	$2,377,124

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

U-Haul Holding Company, a Nevada corporation (“U-Haul Holding Company”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. We believe that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of consolidated financial position or consolidated results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2024 and 2023 correspond to fiscal 2025 and 2024 for U-Haul Holding Company.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars.

The accompanying interim consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with the accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. The year-end consolidated balance sheet data was derived from audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which include all disclosures required by GAAP. Compared to the consolidated annual financial statements, certain footnotes within the accompanying interim consolidated financial statements have been condensed. Therefore, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

Description of Operating Segments

U-Haul Holding Company has three reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

Draft 7/26/2024

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the quarters ended June 30, 2024 and 2023 for our Voting Common Stock and Non-Voting Common Stock were as follows:

	For the Quarters Ended
	June 30,
	2024	2023
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$195,417	$256,838
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,824)	(7,059)
Undistributed earnings available to common stockholders	$186,593	$249,779
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$18,659	$24,978

Undistributed earnings per share of Voting Common Stock	$0.95	$1.27
Dividends declared per share of Voting Common Stock	$—	$—
Basic and diluted earnings per share of Voting Common Stock	$0.95	$1.27

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$195,417	$256,838
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,824)	(7,059)
Undistributed earnings available to common stockholders	$186,593	$249,779
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$167,934	$224,801

Undistributed earnings per share of Non-Voting Common Stock	$0.95	$1.27
Dividends declared per share of Non-Voting Common Stock	$0.05	$0.04
Basic and diluted earnings per share of Non-Voting Common Stock	$1.00	$1.31

3. Investments

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $20.1 million and $23.1 million as of June 30, 2024 and March 31, 2024, respectively.

Available-for-Sale Investments

Available-for-sale investments as of June 30, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$147,881	$235	$(9,361)	$—	$138,755
U.S. government agency mortgage-backed securities	47,208	153	(8,044)	—	39,317
Obligations of states and political subdivisions	150,396	313	(8,108)	—	142,601
Corporate securities	1,987,105	1,318	(165,015)	(2,995)	1,820,413
Mortgage-backed securities	299,291	33	(44,520)	—	254,804
	$2,631,881	$2,052	$(235,048)	$(2,995)	$2,395,890

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-sale investments as of March 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(In thousands)
U.S. treasury securities and government obligations	$191,070	$2,123	$(8,921)	$—	$184,272
U.S. government agency mortgage-backed securities	48,067	250	(7,664)	—	40,653
Obligations of states and political subdivisions	151,197	918	(7,533)	—	144,582
Corporate securities	1,963,249	2,762	(152,799)	(1,052)	1,812,160
Mortgage-backed securities	306,510	34	(45,707)	—	260,837
	$2,660,093	$6,087	$(222,624)	$(1,052)	$2,442,504

A summary of available-for-sale investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of June 30, 2024 and March 31, 2024 were as follows:

	June 30, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$35,130	$(40)	$99,447	$(9,321)	$134,577	$(9,361)
U.S. government agency mortgage-backed securities	—	—	22,893	(8,044)	22,893	(8,044)
Obligations of states and political subdivisions	31,299	(489)	81,171	(7,619)	112,470	(8,108)
Corporate securities	204,656	(1,729)	1,500,739	(163,286)	1,705,395	(165,015)
Mortgage-backed securities	10,340	(43)	242,491	(44,477)	252,831	(44,520)
	$281,425	$(2,301)	$1,946,741	$(232,747)	$2,228,166	$(235,048)

	March 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$1,888	$(13)	$103,336	$(8,908)	$105,224	$(8,921)
U.S. government agency mortgage-backed securities	—	—	23,711	(7,664)	23,711	(7,664)
Obligations of states and political subdivisions	10,492	(222)	80,082	(7,311)	90,574	(7,533)
Corporate securities	132,513	(1,258)	1,495,167	(151,541)	1,627,680	(152,799)
Mortgage-backed securities	3,008	(23)	248,423	(45,684)	251,431	(45,707)
	$147,901	$(1,516)	$1,950,719	$(221,108)	$2,098,620	$(222,624)

Gross proceeds from matured or redeemed securities were $95.5 million and $338.0 million for the first three months ended June 30, 2024 and June 30, 2023 respectively. Included in the June 30, 2024 and 2023 proceeds were $73.0 million and $225.0 from the Moving and Storage Treasuries that matured. The gross realized gains on these sales totaled $3.6 million and $0.9 million during the first three months of fiscal 2025 and 2024, respectively. The gross realized losses on these sales totaled $1.8 million and $0.5 million during the first three months of fiscal 2025 and 2024, respectively.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $1.9 million and ($0.5) million net impairment charge recorded in the first three months ended June 30, 2024 and 2023, respectively.

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The adjusted cost and fair value of available-for-sale investments by contractual maturity were as follows:

	June 30, 2024		March 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Due in one year or less	$301,514	$299,952	$266,357	$266,578
Due after one year through five years	608,709	587,286	748,338	723,903
Due after five years through ten years	664,240	605,525	614,890	564,422
Due after ten years	758,127	648,323	723,998	626,764
	2,332,590	2,141,086	2,353,583	2,181,667

Mortgage-backed securities	299,291	254,804	306,510	260,837
	$2,631,881	$2,395,890	$2,660,093	$2,442,504

Equity investments of common stock and non-redeemable preferred stock were as follows:

	June 30, 2024		March 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Common stocks	$35,284	$51,999	$29,604	$45,014
Non-redeemable preferred stocks	25,144	22,067	25,144	21,260
	$60,428	$74,066	$54,748	$66,274

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments, other

The carrying value of the other investments was as follows:

	June 30,	March 31,
	2024	2024
	(Unaudited)
	(In thousands)
Mortgage loans, net	$617,230	$604,481
Short-term investments	—	997
Policy loans	11,390	11,229
Other investments	9,803	17,229
	$638,423	$633,936

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were as follows:

	June 30,	March 31,
	2024	2024
	(In thousands)
Accounts payable	$248,127	$240,053
Accrued expenses	585,169	543,031
	$833,296	$783,084

5. Notes, Loans and Finance Leases Payable, net

Long Term Debt

Long term debt was as follows:

	Fiscal Year 2025 Interest Rates			Maturities			Weighted Avg Interest Rates (c)	June 30, 2024	March 31, 2024
								(Unaudited)
								(In thousands)
Real estate loans (amortizing term) (a)	4.30%	-	6.80%	2027	-	2037	5.89%	$274,797	$277,767
Senior mortgages	2.70%	-	6.05%	2026	-	2042	4.16%	2,222,442	2,284,853
Real estate loans (revolving credit)	—%	-	—%	—	-	2027	-%	—	—
Fleet loans (amortizing term)	1.61%	-	5.68%	2024	-	2029	3.89%	59,744	70,454
Fleet loans (revolving credit) (b)	6.57%	-	6.68%	2027	-	2029	6.62%	585,000	573,889
Finance leases (rental equipment)	2.86%	-	5.01%	2024	-	2026	4.16%	98,382	117,641
Finance liability (rental equipment)	1.60%	-	6.80%	2024	-	2031	4.88%	1,801,109	1,708,619
Private placements	2.43%	-	2.88%	2029	-	2035	2.65%	1,200,000	1,200,000
Other obligations	1.50%	-	8.00%	2024	-	2049	6.26%	70,202	70,815
Notes, loans and finance leases payable								6,311,676	6,304,038
Less: Debt issuance costs								(31,371)	(32,676)
Total notes, loans and finance leases payable, net								$6,280,305	$6,271,362

(a) Certain loans have interest rate swaps fixing the rate for the relevant loans between 2.72% and 2.86% based on current margin. The weighted average interest rate calculation for these loans was 4.10% using the swap adjusted interest rate.

(b) A loan has an interest rate swap fixing the rate for $100 million of the relevant loan at 4.71% based on current margin. The weighted average interest rate calculation for these loans was 6.51% using the swap adjusted interest rate.

(c) Weighted average rates as of June 30, 2024.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest on Borrowings

Interest Expense

Components of interest expense included the following:

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands)
Interest expense	$71,147	$64,400
Capitalized interest	(4,013)	(4,063)
Amortization of transaction costs	1,509	1,411
Interest expense resulting from cash flow hedges	(1,425)	(1,150)
Total interest expense	$67,218	$60,598

Interest paid in cash was $62.8 million and $55.4 million for the first quarter of fiscal 2025 and 2024, respectively. Interest paid (received) in cash on derivative contracts was ($1.5) million and ($1.0) million for the first quarter of fiscal 2025 and 2024, respectively.

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	6.63%	6.26%
Interest rate at the end of the quarter	6.61%	6.41%
Maximum amount outstanding during the quarter	$735,000	$715,000
Average amount outstanding during the quarter	$665,861	$660,330
Facility fees	$263	$265

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Derivatives

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

The derivative fair values reflected in prepaid expense in the consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	June 30, 2024	March 31, 2024
	(Unaudited)
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Assets	$8,386	$8,392
Notional amount	$295,747	$297,867

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During the first three months of fiscal 2025 and 2024, we recognized a (decrease)/increase in the fair value of our cash flow hedges of ($1.9) million and $3.8 million, respectively, net of taxes. During the first three months of fiscal 2025 and 2024, we reclassified ($1.1) million and ($0.9) million, respectively, from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of June 30, 2024, we expect to reclassify $5.5 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next 12 months.

Economic Hedges

We use derivatives to economically hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. These derivative instruments are included in Investments, other on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy. Net losses recognized in net investment and interest income for the first three months of June 30, 2024 and 2023 were $1.4 million and $1.6 million, respectively.

	Derivatives Fair Values as of
	June 30, 2024	March 31, 2024
	(Unaudited)
	(In thousands)
Equity market contracts as economic hedging instruments:
Assets	$8,804	$10,538
Notional amount	$466,445	$526,449

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7. Accumulated Other Comprehensive Loss

The following tables provide the details and changes in AOCI:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2024	$(53,707)	$(176,883)	$6,330	$1,044	$(223,216)
Foreign currency translation	(204)	—	—	—	(204)
Unrealized net loss on investments and impact of LFBP discount rates	—	(5,413)	—	—	(5,413)
Change in fair value of cash flow hedges	—	—	(1,905)	—	(1,905)
Amounts reclassified into earnings on hedging activities	—	—	(1,075)	—	(1,075)
Other comprehensive income (loss)	(204)	(5,413)	(2,980)	—	(8,597)
Balance as of June 30, 2024	$(53,911)	$(182,296)	$3,350	$1,044	$(231,813)

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2023	$(56,539)	$(232,740)	$4,007	$(351)	$(285,623)
Foreign currency translation	469	—	—	—	469
Unrealized net gain on investments and impact of LFBP discount rates	—	20,344	—	—	20,344
Change in fair value of cash flow hedges	—	—	3,842	—	3,842
Amounts reclassified into earnings on hedging activities	—	—	(868)	—	(868)
Other comprehensive income (loss)	469	20,344	2,974	—	23,787
Balance as of June 30, 2023	$(56,070)	$(212,396)	$6,981	$(351)	$(261,836)

(a) Liability for future policy benefits

8. Dividends

The following table lists the dividends that have been declared and issued for the first three months of fiscal years 2025 and 2024:

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

June 5, 2024	$0.05	June 17, 2024	June 28, 2024
June 7, 2023	0.04	June 20, 2023	June 30, 2023

As of June 30, 2024, no awards had been issued under the 2016 AMERCO Stock Option Plan.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Leases

The following tables show the components of our right-of-use (“ROU") assets, net:

	As of June 30, 2024
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$—	$81,571	$81,571
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	104,092	—	104,092
Rental trucks	585,415	—	585,415
Right-of-use assets, gross	689,568	81,571	771,139
Less: Accumulated depreciation	(423,824)	(28,316)	(452,140)
Right-of-use assets, net	$265,744	$53,255	$318,999

	As of March 31, 2024
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$—	$79,317	$79,317
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	114,607	—	114,607
Rental trucks	607,521	—	607,521
Right-of-use assets, gross	722,189	79,317	801,506
Less: Accumulated depreciation	(432,884)	(25,605)	(458,489)
Right-of-use assets, net	$289,305	$53,712	$343,017

As of June 30, 2024 and March 31, 2024, we had finance lease liabilities for the ROU assets, net of $98.4 million and $117.6 million, respectively, included in Notes, loans and finance leases payable, net in the consolidated balance sheets.

	Finance leases
	June 30,	March 31,
	2024	2024
	(Unaudited)
Weighted average remaining lease term (years)	1	1
Weighted average discount rate	4.2%	4.1%

	Operating leases
	June 30,	March 31,
	2024	2024
	(Unaudited)
Weighted average remaining lease term (years)	22	21.9
Weighted average discount rate	4.6%	4.6%

For the three months ended June 30, 2024 and 2023, cash paid for leases included in our operating cash flow activities were $5.5 million and $8.9 million, respectively, and our financing cash flow activities were $19.3 million and $34.2 million, respectively. Non-cash activities of ROU assets in exchange for lease liabilities were $2.3 million and $5.0 million for the first three months of fiscal 2025 and 2024, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease costs, including leases of less than 12 months, were as follows:

	Three months ended
	June 30, 2024	June 30, 2023
	(Unaudited)
	(In thousands)

Operating lease costs	$5,605	$8,102

Finance lease cost:
Amortization of right-of-use assets	$9,833	$16,754
Interest on lease liabilities	1,207	2,146
Total finance lease cost	$11,040	$18,900

The short-term lease costs for the first three months of fiscal 2025 and 2024 were not material.

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending March 31,	(In thousands)

2025 (9 months)	$67,577	$9,850
2026	34,473	10,029
2027	—	7,941
2028	—	6,792
2029	—	5,203
Thereafter	—	61,754
Total lease payments	102,050	101,569
Less: imputed interest	(3,668)	(47,084)
Present value of lease liabilities	$98,382	$54,485

10. Contingencies

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

Several class action lawsuits related to the incident have been filed against U-Haul. The lawsuits have been consolidated into one action in the U.S. District Court for the District of Arizona (the "Court"). On October 27, 2023, the Court dismissed with prejudice all claims except those brought under the California Consumer Privacy Act. The remaining claims will be vigorously defended by the Company; however, the outcome of such lawsuits cannot be predicted or guaranteed with any certainty. The parties have reached a settlement agreement, which remains subject to approval by the Court.

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

11. Related Party Transactions

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

Related Party Revenue

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,715	$7,696
U-Haul management fee revenue from Mercury	1,780	1,481
	$9,495	$9,177

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $9.3 million and $8.2 million from the above-mentioned entities during the first three months of fiscal 2025 and 2024, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefiting Edward J. Shoen and James P. Shoen or their descendants.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of fiscal 2024, Mercury exercised its option to purchase 78 U-Haul branded self-storage locations from W.P. Carey. The self-storage component of these properties was previously leased by Mercury from W.P. Carey and managed by U-Haul, while the non-self-storage portions of these properties were leased by U-Haul. Post acquisition, Mercury now owns all of these properties and U-Haul acts as property manager.

There were several changes recognized in the first quarter of fiscal 2025 and will continue to be going forward as a result of this transaction. Retail sales revenues along with the associated cost of goods sold previously recognized by U-Haul will now be with Mercury. U-Move and U-Box related revenue will remain unchanged; however, Mercury will earn standard commissions for the transactions at these locations. Management fees earned by U-Haul will increase as a result of the increased revenues attributable to Mercury and certain operating expenses at these locations that were formerly the responsibility of U-Haul will now be reimbursed by Mercury. The net effect of all of these changes is not expected to result in a material change to operating earnings.

Related Party Costs and Expenses

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$604	$604
U-Haul printing expenses to Blackwater	1,103	349
U-Haul commission expenses to Blackwater	22,695	22,703
U-Haul lease expenses to Mercury	38	—
U-Haul commission expenses to Mercury	6,128	—
	$30,568	$23,656

We lease space for marketing company offices, vehicle repair shops and hitch installation centers from subsidiaries of Blackwater and Mercury. The terms of the leases are similar to the terms of leases for other properties owned by unrelated parties that are leased to us.

SAC Holdings provides ancillary and specialty printing services to us. The financial and other terms of the transactions are substantially identical to the terms of additional specialty printing vendors.

As of June 30, 2024, subsidiaries of Blackwater and Mercury acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater and Mercury, excluding Dealer Agreements, provided revenues of $9.5 million and $7.7 million, expenses of $0.6 million and $0.6 million and we received cash flows of $8.6 million and $6.6 million, respectively, during the first three months of fiscal 2025 and 2024. Revenues were $138.9 million and $103.5 million and commission expenses were $28.8 million and $22.7 million, respectively, related to the Dealer Agreements, during the first three months of fiscal 2025 and 2024.

We determined that we do not have a variable interest pursuant to the variable interest entity model under ASC 810, Consolidation in the holding entities of Blackwater and Mercury.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Assets

	June 30,	March 31,
	2024	2024
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$33,643	$31,950
U-Haul receivable from Mercury	39,105	24,536
Other (a)	(5,494)	1,448
	$67,254	$57,934

(a)
Timing differences for intercompany receivables and payable with insurance subsidiaries resulting from the three-month difference in reporting periods.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Reportable Segment Information:

U-Haul Holding Company’s three reportable segments are

•
Moving and Storage, comprised of U-Haul Holding Company, U-Haul, and Real Estate and the subsidiaries of U-Haul and Real Estate,

•
Property and Casualty Insurance, comprised of Repwest and its subsidiaries and ARCOA, and

•
Life Insurance, comprised of Oxford and its subsidiaries.

We track revenues separately, but do not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products. The information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent, with its subsidiaries. Depreciation, net of gains on disposals, and total expenditures for property and equipment are only recorded within the Moving and Storage segment.

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the quarter ended June 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total revenues	$1,469,161	$28,178	$53,749	$(2,598)	$1,548,490
Total earnings (losses) from operations before equity in earnings of subsidiaries	$295,058	$11,483	$(47)	$(252)	$306,242

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the quarter ended June 30, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total revenues	$1,459,513	$27,839	$55,681	$(2,725)	$1,540,308
Total earnings from operations before equity in earnings of subsidiaries	$386,691	$11,982	$1,356	$(371)	$399,658

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total assets by operating segment as of June 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total assets	$16,447,193	$502,814	$2,957,781	$(602,361)	$19,305,427

Total assets by operating segment as of March 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated

	(In thousands)

Total assets	$16,149,748	$501,566	$2,990,903	$(583,459)	$19,058,758

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2024
Total revenues	$1,467,693	$80,797	$1,548,490
Depreciation and amortization, net of gains on disposals	219,412	4,883	224,295
Interest expense	66,749	469	67,218
Pretax earnings	247,318	9,074	256,392
Income tax expense	58,377	2,598	60,975
Identifiable assets	18,454,865	850,562	19,305,427

Quarter ended June 30, 2023
Total revenues	$1,461,284	$79,024	$1,540,308
Depreciation and amortization, net of gains (losses) on disposals	148,313	(1,433)	146,880
Interest expense	59,946	652	60,598
Pretax earnings	327,072	11,623	338,695
Income tax expense	78,595	3,262	81,857
Identifiable assets	17,892,739	721,295	18,614,034

14. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$245	$297
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	375	367
Other components	(3)	(2)
Total other components of net periodic benefit costs	372	365
Net periodic postretirement benefit cost	$617	$662

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

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of June 30, 2024 and March 31, 2024, that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of June 30, 2024	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,395,890	$—	$2,395,832	$58
Preferred stock	22,067	22,067	—	—
Common stock	51,999	51,999	—	—
Derivatives	17,190	8,804	8,386	—
Total	$2,487,146	$82,870	$2,404,218	$58

Liabilities
Embedded derivatives	$9,880	$—	$—	$9,880
Liabilities from investment contracts	2,295,851	—	—	2,295,851
Market risk benefits	13,447	—	—	13,447
Total	$2,319,178	$—	$—	$2,319,178

As of March 31, 2024	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Fixed maturities - available for sale	$2,442,504	$—	$2,442,446	$58
Preferred stock	21,260	21,260	—	—
Common stock	45,014	45,014	—	—
Derivatives	18,930	10,538	8,392	—
Total	$2,527,708	$76,812	$2,450,838	$58

Liabilities
Embedded derivatives	$9,300	$—	$—	$9,300
Liabilities from investment contracts	2,290,096	—	—	2,290,096
Market risk benefits	13,400	—	—	13,400
Total	$2,312,796	$—	$—	$2,312,796

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented below are reported at carrying value on the consolidated balance sheets.

Cash equivalents were $870.5 million and $1,173.6 million as of June 30, 2024 and March 31, 2024, respectively. Fair values of cash equivalents approximate carrying value due to the short period of time to maturity.

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

	Fair Value Hierarchy
	Carrying				Total
As of June 30, 2024	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$215,735	$—	$—	$215,735	$215,735
Mortgage loans, net	617,230	—	—	589,880	589,880
Other investments	12,389	—	—	12,389	12,389
Total	$845,354	$—	$—	$818,004	$818,004

Liabilities
Notes, loans and finance leases payable	$6,311,676	$—	$5,888,119	$—	$5,888,119
Total	$6,311,676	$—	$5,888,119	$—	$5,888,119

	Fair Value Hierarchy
	Carrying				Total
As of March 31, 2024	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Trade receivables, net	$177,602	$—	$—	$177,602	$177,602
Mortgage loans, net	604,481	—	—	579,767	579,767
Other investments	18,917	—	—	18,917	18,917
Total	$801,000	$—	$—	$776,286	$776,286

Liabilities
Notes, loans and finance leases payable	6,304,038	—	5,850,346	—	5,850,346
Total	$6,304,038	$—	$5,850,346	$—	$5,850,346

16. Revenue Recognition

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets as of June 30, 2024 and March 31, 2024.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the first quarter of fiscal 2025 did not have a material effect on our financial statements.

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving Help are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box containers to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 842, while the shipping obligation represents a contract with a customer accounted for under Topic 606. Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help® services fees are recognized in accordance with Topic 606. Moving Help® services are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer. Operating lease income recognized under Topic 842 within other revenue was $24.2 million and $24.1 million for the quarters ended June 30, 2024 and 2023, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income primarily relates to payments received from customers prior to satisfaction of our performance obligations. Of the amounts recorded as unearned revenue as of March 31, 2024, $47.0 million was recognized as revenue for the quarter ended June 30, 2024.

Revenue Recognized in Accordance with Topic 842

The Company’s self-moving rental revenues meet the definition of a lease pursuant to the guidance in ASC Topic 842, Leases because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right. Please see Note 9, Leases, of the Notes to Consolidated Financial Statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Years Ending June 30,
	2025	2026	2027	2028	2029	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rental revenues	$8,095	$—	$—	$—	$—	$—
Property lease revenues	15,462	15,356	12,142	8,772	6,150	27,261
Total	$23,557	$15,356	$12,142	$8,772	$6,150	$27,261

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$100,175	$91,315
Revenues recognized at a point in time:	113,725	117,593
Total revenues recognized under ASC 606	213,900	208,908

Revenues recognized under ASC 842	1,254,317	1,222,316
Insurance premium revenues recognized under ASC 944	43,148	44,492
Net investment and interest income recognized under other topics	37,125	64,592
Total revenues	$1,548,490	$1,540,308

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

17. Allowance for Credit Losses

Trade Receivables

Moving and Storage has two (2) primary components of trade receivables, receivables from corporate customers and credit card receivables from customer sales and rental of equipment. For credit card receivables, the Company uses a trailing 13-month average historical chargeback percentage of total credit card receivables to estimate a credit loss reserve. The Company rents equipment to corporate customers for which payment terms are 30 days.

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

We believe that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time). To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 5% as of June 30, 2024 and March 31, 2024, respectively. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of June 30, 2024 and March 31, 2024 was $8.3 million and $6.2 million, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $30.4 million and $29.3 million as of June 30, 2024 and March 31, 2024, respectively, and are excluded from the estimate of credit losses.

We have elected not to measure an allowance on accrued interest receivables as our practice is to write off the uncollectible balance that is 90 days or more past due. Furthermore, we have elected to write off accrued interest receivables by reversing interest income.

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

There were no delinquent commercial mortgage loans as of June 30, 2024 and March 31, 2024. As of June 30, 2024 and March 31, 2024, the Company had no commercial mortgage loans in non-accrual status. The Company had no unfunded commitment balance to commercial loan borrowers as of June 30, 2024.

Reinsurance Recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1% of the total assets as of June 30, 2023, which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium Receivables

Premium receivables were $1.1 million and $1.1 million as of June 30, 2024 and March 31, 2024, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2023	$3,789	$2,101	$517	$6,407
Provision for (reversal of) credit losses	2,447	(1,049)	300	1,698
Write-offs against allowance	—	—	—	—
Recoveries	—	—	—	—
Balance as of March 31, 2024	$6,236	$1,052	$817	$8,105
Provision for (reversal of) credit losses	2,047	1,943	(369)	3,621
Write-offs against allowance	—	—	—	—
Recoveries	—	—	—	—
Balance as of June 30, 2024	$8,283	$2,995	$448	$11,726

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Income Tax

Tax regulations may require items to be included in our tax return at different times than when those items are reflected in our financial statements. Some of the differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years, which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is more likely than not to allow for the use of the deduction credit. Our effective tax rates for the three months ended June 30, 2024 and 2023 was a provision of 23.8% and 24.2%, respectively. Such rates differed from the federal statutory rate of 21.0% primarily due to state and local income taxes for both periods. Income taxes, net paid in cash was $3.6 million and $3.8 million for the three months ended June 30, 2024 and 2023, respectively.

The Organisation for Economic Co-Operation and Development ("OECD") released a framework, referred to as Pillar Two, to implement a global minimum corporate tax rate of 15% on certain multinational enterprises. Certain countries have enacted legislation to adopt the Pillar Two framework while several countries are considering or still announcing changes to their tax laws to implement the minimum tax directive. While we do not currently estimate Pillar Two to have a material impact on our effective tax rate, our analysis will continue as the OECD continues to release additional guidance and countries implement legislation.

19. Deferred Policy Acquisition Costs, Net

The following tables present a roll-forward of deferred policy acquisition costs related to long-duration contracts for the three-month periods ended June 30, 2024 and 2023.

	Quarter ended June 30, 2024
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$54,747	$62,426	$4,051	$121,224
Capitalization	2,318	876	34	3,228
Amortization expense	(2,187)	(2,200)	(259)	(4,646)
Other, including Experience Adjustment	—	—	—	—
Balance, end of period	$54,878	$61,102	$3,826	$119,806

	Quarter ended June 30, 2023
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$55,396	$66,954	$6,113	$128,463
Capitalization	1,951	1,166	61	3,178
Amortization expense	(3,384)	(1,944)	(190)	(5,518)
Other, including Experience Adjustment	(1,632)	(327)	(568)	(2,527)
Balance, end of period	$52,331	$65,849	$5,416	$123,596

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Life Insurance Liabilities

The following tables summarize balances and changes in the liability for future policy benefits for life insurance contracts and a reconciliation to policy benefits and losses, claims and loss expense payable.

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$205,389	$223,118
Beginning balance at original discount rate	$204,306	$225,071
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(367)	246
Adjusted beginning of year balance	$203,939	$225,317
Issuances	2,002	2,353
Interest accrual	2,493	2,574
Net premium collected	(9,221)	(9,769)
Other	—	—
Ending balance at original discount rate	$199,213	$220,475
Effect of changes in discount rate assumptions (AOCI)	(2,480)	2,166
Balance, end of period	$196,733	$222,641

Present value of expected future policy benefits

Balance, beginning of year	$522,122	$530,983
Beginning balance at original discount rate	$514,113	$533,688
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experiences	(464)	355
Adjusted beginning of year balance	$513,649	$534,043
Issuances	2,002	2,398
Interest accrual	6,279	6,534
Benefit payments	(14,142)	(14,311)
Other	—	—
Ending balance at original discount rate	$507,788	$528,664
Effect of changes in discount rate assumptions (AOCI)	(4,331)	10,786
Balance, end of period	$503,457	$539,450
End of period, LFPB net	306,724	316,809
Payout annuities and market risk benefits	24,569	31,375
Health insurance	13,189	14,178
Life and annuity claims in course of settlement and claims incurred but not yet reported / Reinsurance losses payable	30,916	28,910
Life DPL / Other life and health	9,408	10,195
LFPB flooring effect	69	—
Life Insurance end of period balance	384,875	401,467
Moving and Storage balance	327,497	328,009
Property and Casualty balance	129,489	148,960
Policy benefits and losses, claims and loss expenses balance, end of period	841,861	$878,436

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands, except for percentages and weighted average information)
Expected gross premiums
Undiscounted balance	$358,097	$395,641
Discounted balance at original discount rate	$278,118	$305,166
Discounted balance at current discount rate	$274,345	$307,763

Expected policy benefits
Undiscounted balance	$732,006	$770,210
Discounted balance at original discount rate	$507,787	$528,663
Discounted balance at current discount rate	$503,456	$539,449

Mortality, lapses and morbidity
Mortality actual experience	5.49%	5.29%
Mortality expected experience	5.35%	4.93%
Lapses actual experience	1.92%	1.71%
Lapses expected experience	2.73%	2.64%

Premiums and interest expense
Gross premiums (1)	$12,538	$13,414
Interest expense (2)	$3,786	$3,960

Expected duration (persistency) of policies in-force (years)	6.8	8.2

Weighted average original interest rate of the liability for future policy benefits	4.98%	5.23%

Weighted average current interest rate of the liability for future policy benefits	4.97%	4.87%

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances and changes in Liabilities from investment contracts account balances:

Quarter ended June 30, 2024
Deferred Annuities
(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,411,352
Deposits received	76,417
Surrenders and withdrawals	(94,440)
Benefit payments	(12,745)
Interest credited	19,507
Other	6,373
End of period	$2,406,464
Weighted average credited rate	3.27
Cash surrender value	$2,084,896

Quarter ended June 30, 2023
Deferred Annuities
(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,398,884
Deposits received	43,944
Surrenders and withdrawals	(64,445)
Benefit payments	(10,813)
Interest credited	16,760
Other	—
End of period	$2,384,330
Weighted average credited rate	2.79
Cash surrender value	$2,069,292

21. Accounting Pronouncements

Adoption of New Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842 – Common Control Arrangements (“ASU 2023-01”). ASU 2023-01, accounting for leasehold improvements, requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The amendment was effective for fiscal years beginning after December 15, 2023. The adoption of the standard did not have a material impact on our consolidated financial statements and disclosures.

Recent Accounting Pronouncements

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

In March 2024, the United States Securities and Exchange Commission ("SEC") issued a final rule that requires disclosure of: (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and REC balances if material to the Company's plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. In April 2024, the SEC issued an order staying the final rule pending judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit. The Company cannot predict what, if any, changes in scope or timing may occur as a result of the pending litigation. The Company continues its assessment to prepare for the new rule. If the rule ultimately goes into effect as adopted, the Company would be required to comply with financial statement disclosure requirements, other than disclosure of material impacts on estimates and assumptions, with respect to the fiscal year beginning April 1, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with U-Haul Holding Company's overall strategy, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled "Liquidity and Capital Resources - Summary" and "Use of Cash". We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2025.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q ("Quarterly Report"), including the Notes to Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

U-Haul Holding Company, a Nevada corporation, has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2024 and 2023 correspond to fiscal 2025 and 2024 for U-Haul Holding Company.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities, portable moving and storage units and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage units and portable moving and storage units available for rent, expanding the number of independent dealers and company operated locations in our network and taking advantage of our Storage Affiliate and Moving Help® capabilities.

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

Several class action lawsuits related to the incident have been filed against U-Haul. The lawsuits have been consolidated into one action in the U.S. District Court for the District of Arizona (the "Court"). On October 27, 2023, the Court dismissed with prejudice all claims except those brought under the California Consumer Privacy Act. The remaining claims will be vigorously defended by the Company; however, the outcome of such lawsuits cannot be predicted or guaranteed with any certainty. The parties have reached a settlement agreement, which remains subject to approval by the Court.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

U-Haul Holding Company and Consolidated Entities

Quarter Ended June 30, 2024 compared with the Quarter Ended June 30, 2023

Listed below, on a consolidated basis, are revenues for our major product lines for the first quarter of fiscal 2025 and the first quarter of fiscal 2024:

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$1,014,332	$999,206
Self-storage revenues	215,737	198,961
Self-moving and self-storage products and service sales	96,591	100,872
Property management fees	9,495	9,177
Life insurance premiums	20,740	23,131
Property and casualty insurance premiums	21,229	20,322
Net investment and interest income	37,125	64,592
Other revenue	133,241	124,047
Consolidated revenue	$1,548,490	$1,540,308

Self-moving equipment rental revenues increased $15.1 million during the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024. Transactions and revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company operated retail locations as well as the number of box trucks and trailers in the rental fleet.

Self-storage revenues increased $16.8 million during the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024. The average monthly number of occupied units increased by 5.6%, or 31,582 units, during the first quarter of fiscal 2025 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 2.7% improvement in average revenue per occupied foot. During the quarter, we added approximately 1.7 million new net rentable square feet.

Sales of self-moving and self-storage products and services decreased $4.3 million during the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024. This was due to decreased sales of hitches, moving supplies and propane. In addition, approximately $5.3 million of the decrease was related to the exercise of an option by Mercury Partners, L.P. ("Mercury") in February 2024 to purchase 78 U-Haul branded self-storage locations from W.P. Carey resulting in locations formerly leased by U-Haul now being treated as managed properties. From an operational standpoint our customers will not recognize any changes to the services they receive from these locations. Please see Note 11. Related Party Transactions for additional information related to this transaction and its effect.

Life insurance premiums decreased $2.4 million during the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.9 million during the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024.

Net investment and interest income decreased $27.5 million during the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024. Changes in the market value of common stock investments held at our Property and Casualty Insurance subsidiary accounted for $1.3 million of the decrease. Our Life Insurance subsidiaries investment income increased $0.3 million primarily from gains on derivatives used as hedges to fixed indexed annuities. The Moving and Storage segment decreased as the interest income has been classified as Other interest income in fiscal 2025.

Other revenue increased $9.2 million during the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2025 and the first quarter of fiscal 2024. The insurance companies’ first quarters ended March 31, 2024 and 2023.

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,469,161	$1,459,513
Earnings from operations before equity in earnings of subsidiaries	295,058	386,691
Property and casualty insurance
Revenues	28,178	27,839
Earnings from operations	11,483	11,982
Life insurance
Revenues	53,749	55,681
Earnings (losses) from operations	(47)	1,356
Eliminations
Revenues	(2,598)	(2,725)
Earnings from operations before equity in earnings of subsidiaries	(252)	(371)
Consolidated results
Revenues	1,548,490	1,540,308
Earnings from operations	306,242	399,658

Total costs and expenses increased $101.6 million during the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024. Operating expenses for Moving and Storage increased $21.5 million. Repair expenses associated with the rental fleet experienced a $20.8 million decrease during the quarter while we experienced increases in personnel, liability costs, property taxes and building maintenance.

Depreciation expense associated with our rental fleet increased $22.3 million for the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024 due to the higher cost of new additions to the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net gains from the disposal of rental equipment decreased $47.9 million as resale values have decreased while the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $8.5 million. Net losses on the disposal or retirement of land and buildings increased $2.1 million. Additional details are available in the following Moving and Storage section.

As a result of the changes in revenues and expenses described above, earnings from operations decreased to $306.2 million for the first quarter of fiscal 2025, compared with $399.7 million for the first quarter of fiscal 2024.

Interest expense for the first quarter of fiscal 2025 was $67.2 million, compared with $60.6 million for the first quarter of fiscal 2024, due to an increase in our average cost of debt. Other interest income at Moving and Storage increased $18.2 million due to the new presentation this year compared to last year. It is related to net investment and interest income as presented last year in Moving and Storage, it decreased $8.9 million due to reduced invested cash balances compared to the first quarter of fiscal 2024.

Income tax expense was $61.0 million for the first quarter of fiscal 2025, compared with $81.9 million for the first quarter of fiscal 2024.

As a result of the above-mentioned items, earnings available to common stockholders were $195.4 million for the first quarter of fiscal 2025, compared with $256.8 million for the first quarter of fiscal 2024.

Basic and diluted earnings per share of Voting Common Stock for the first quarter of fiscal 2025 were $0.95, compared with $1.27 for the first quarter of fiscal 2024. The weighted average common shares outstanding basic and diluted for Voting Common Stock were 19,607,788 for both the first quarter of fiscal 2025 and 2024.

Basic and diluted earnings per share of Non-Voting Common Stock for fiscal 2025 were $1.00, compared with $1.31 for fiscal 2024. The weighted average shares outstanding basic and diluted for Non-Voting Common Stock were 176,470,092 for both fiscal 2025 and 2024.

Moving and Storage

Quarter Ended June 30, 2024 compared with the Quarter Ended June 30, 2023

Listed below are revenues for our major product lines at Moving and Storage for the first quarter of fiscal 2025 and the first quarter of fiscal 2024:

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$1,015,163	$1,000,079
Self-storage revenues	215,737	198,961
Self-moving and self-storage products and service sales	96,591	100,872
Property management fees	9,495	9,177
Net investment and interest income	—	27,295
Other revenue	132,175	123,129
Moving and Storage revenue	$1,469,161	$1,459,513

Self-moving equipment rental revenues increased $15.1 million during the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024. Transactions and revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company operated retail locations as well as the number of box trucks and trailers in the rental fleet.

Self-storage revenues increased $16.8 million during the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024. The average monthly number of occupied units increased by 5.6%, or 31,582 units, during the first quarter of fiscal 2025 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 2.7% improvement in average revenue per occupied foot. During the quarter, we added approximately 1.7 million new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of June 30	748	683
Square footage as of June 30	63,586	57,530
Average monthly number of units occupied	594	563
Average monthly occupancy rate based on unit count	80.0%	82.8%
End of June occupancy rate based on unit count	81.0%	83.9%
Average monthly square footage occupied	51,717	48,627

Over the last 12 months we added approximately 6.1 million net rentable square feet of new storage to the system. This was a mix of approximately 1.4 million square feet of existing storage locations we acquired and 4.7 million square feet of new development.

Sales of self-moving and self-storage products and services decreased $4.3 million during the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024. This was due to decreased sales of hitches, moving supplies and propane. In addition, approximately $5.3 million of the decrease was related to the exercise of an option by Mercury in February 2024 to purchase 78 U-Haul branded self-storage locations from W.P. Carey resulting in locations formerly leased by U-Haul now being treated as managed properties. From an operational standpoint our customers will not recognize any changes to the services they receive from these locations. Please see Note 11. Related Party Transactions for additional information related to this transaction and its effect.

Other revenue increased $9.0 million during the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024, caused primarily by increases in our U-Box® program.

Total costs and expenses increased $101.3 million during the first quarter of fiscal 2025, compared with the first quarter of fiscal 2024. Operating expenses increased $21.5 million. Repair costs associated with the rental fleet experienced a $20.8 million decrease during the quarter. Other increases included personnel, liability costs, property taxes and building maintenance.

Depreciation expense associated with our rental fleet increased $22.3 million for the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024 due to the higher cost of new additions to the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net gains from the disposal of rental equipment decreased $47.9 million as resale values have decreased while the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $8.5 million. Net losses on the disposal or retirement of land and buildings increased $2.1 million.

The components of depreciation, net of (gains) losses on disposals were as follows:

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$157,528	$135,192
Depreciation expense - non rental equipment	23,961	22,302
Depreciation expense - real estate	42,824	35,981
Total depreciation expense	$224,313	$193,475

Gains on disposals of rental equipment	(7,948)	$(55,807)
Losses on disposals of non-rental equipment	180	146
Total gains on disposals equipment	$(7,768)	$(55,661)

Depreciation, net of gains (losses) on disposals	$216,545	$137,814

Losses on disposals of real estate	$3,104	$1,021

As a result of the changes in revenues and expenses described above, earnings from operations for Moving and Storage, before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $295.1 million for the first quarter of fiscal 2025, compared with $386.7 million for the first quarter of fiscal 2024.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $9.0 million for the first quarter of fiscal 2025, compared with $10.2 million for the first quarter of fiscal 2024.

As a result of the above-mentioned changes in revenues and expenses, consolidated earnings from operations for Moving and Storage decreased to $304.1 million for the first quarter of fiscal 2025, compared with $396.9 million for the first quarter of fiscal 2024.

Property and Casualty Insurance

Quarter Ended March 31, 2024 compared with the Quarter Ended March 31, 2023

Net premiums were $22.0 million and $21.0 million for the quarters ended March 31, 2024 and 2023, respectively. A significant portion of Repwest’s premiums come from policies sold in conjunction with

U-Haul rental transactions. The premium written corresponded with the change in moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $6.1 million and $6.8 million for the quarters ended March 31, 2024 and 2023, respectively. The main driver of the change in net investment income was a decreased unrealized gain from common stock.

Operating expenses were $11.6 million and $11.3 million for the quarters ended March 31, 2024 and 2023, respectively. The change was primarily due to an increase in commissions, wages and other administrative expenses.

Benefits and losses incurred were $5.0 million and $4.5 million for the quarters ended March 31, 2024 and 2023, respectively. The increase was due to growth in premiums written and unfavorable loss experience.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $11.5 million and $12.0 million for the quarters ended March 31, 2024 and 2023, respectively.

Life Insurance

Quarter Ended March 31, 2024 compared with the Quarter Ended March 31, 2023

Net premiums were $20.7 million and $23.1 million for the quarters ended March 31, 2024 and 2023, respectively. Medicare Supplement premiums decreased $1.2 million from the policy decrements offset by premium rate increases. Life premiums decreased $1.0 million primarily from the decrease in sales of single premium life and final expense. Both decreases were due to policyholder lapses currently outweighing sales levels. Deferred annuity deposits were $61.4 million or $17.7 million above prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $31.8 million and $31.5 million for the quarters ended March 31, 2024 and 2023, respectively. Realized gain on derivatives used as hedges to fixed indexed annuities was $0.2 million. The change in the provision for expected credit losses resulted in a $1.7 million decrease to investment income. Net interest income and realized gain on the invested assets increased $1.3 million, primarily mortgages.

Operating expenses were $10.1 million and $5.4 million for the quarters ended March 31, 2024 and 2023, respectively, primarily due to the increase in administrative expenses from transitions to a new administrative system.

Benefits and losses incurred were $39.0 million and $40.9 million for the quarters ended March 31, 2024 and 2023, respectively. Interest credited to policyholders increased $1.9 million due to higher credited rates being offered to policyholders as interest rates have risen over the last year. Life benefits decreased $0.6 million due to fewer death claims related to COVID-19 and lower sales due to premium adjustments that took place in late 2021. Medicare supplement benefits decreased by $2.9 million from the declined policies in force. Benefits on the annuities decreased $0.2 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset and the value of business acquired was $4.6 million and $8.0 million for the quarters ended March 31, 2024 and 2023, respectively. The decrease in DAC amortization is primarily due to a lower amount of mortgage prepayment penalty gains, for which we offset gains with a corresponding level of amortization.

As a result of the changes in revenues and expenses described above, pretax earnings (losses) from operations were ($0.2) million and $1.2 million for the quarters ended March 31, 2024 and 2023, respectively.

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

As of June 30, 2024, cash and cash equivalents totaled $1,153.2 million, compared with $1,534.5 million as of March 31, 2024. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of June 30, 2024 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, other investments, fixed maturities, equity securities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,071,779	$60,149	$21,233
Other financial assets	269,048	424,433	2,782,400
Debt obligations (b)	6,311,676	—	—

(a) As of March 31, 2024
(b) Excludes ($31,371) of debt issuance costs

As of June 30, 2024, Moving and Storage had additional cash available under existing credit facilities of $495.0 million. The majority of invested cash in the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities decreased $11.8 million in the first three months of fiscal 2025 compared with the first three months of fiscal 2024 due to the timing of the settlement of credit cards.

Net cash used in investing activities increased $514.7 million in the first three months of fiscal 2025, compared with the first three months of fiscal 2024. Purchases of property, plant and equipment increased $189.6 million. Fleet related spending increased $85.1 million while investment spending on real estate and development decreased $107.8 million. Cash from the sales of property, plant and equipment decreased $46.8 million largely due to fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $127.3 million due to an increase in purchases in fixed maturity investments and net cash provided by investing activities for Moving and Storage decreased $152.0 million on short-term Treasury notes.

Net cash used by financing activities increased $168.2 million in the first three months of fiscal 2025, as compared with the first three months of fiscal 2024. This was due to a combination of increased debt payments of $88.8 million, decreased finance lease repayments of $14.9 million, a decrease in cash from borrowings of $96.3 million, an increase in dividend payments of $1.8 million and a decrease in net annuity withdrawals from Life Insurance of $1.2 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2025, the Company will reinvest in its rental equipment fleet approximately $1,090 million, net of equipment sales and excluding any lease buyouts. Through the first three months of fiscal 2025, the Company invested, net of sales, approximately $395.1 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2025 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2025 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. For the first three months of fiscal 2025, the Company invested $401.7 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2025, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties and the availability of labor and materials. We are likely to maintain a high level of real estate capital expenditures in fiscal 2025. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $816.5 million and $580.1 million for the first three months of fiscal 2025 and 2024, respectively. The components of our net capital expenditures are provided in the following table:

	Quarter ended June 30,
	2024	2023
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$539,036	$453,940
Purchases of real estate, construction and renovations	401,692	293,881
Other capital expenditures	22,435	25,756
Gross capital expenditures	963,163	773,577
Less: Sales of property, plant and equipment	(146,672)	(193,455)
Net capital expenditures	$816,491	$580,122

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

Property and Casualty Insurance’s stockholder’s equity was $358.5 million and $350.5 million as of March 31, 2024 and December 31, 2023, respectively. The increase resulted from net earnings of $9.1 million and a decrease in other comprehensive income of $1.1 million due to the decrease in the market value of its investment portfolio. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net withdrawals as of March 31, 2024 were $30.8 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $197.3 million and $197.7 million as of March 31, 2024 and December 31, 2023, respectively. The decrease resulted from net losses of $0.1 million and a decrease in other comprehensive income of $0.3 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of March 31, 2024, Oxford had outstanding deposits of $60.0 million in the FHLB, for which Oxford pays fixed interest rates between 0.55% and 5.60% with maturities between April 1, 2024 and September 30, 2027. As of March 31, 2024, available-for-sale-investments held with the FHLB totaled $80.0 million, of which $66.9 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within liabilities from investment contracts on the consolidated balance sheets.

Cash Flows by Operating Segments

Moving and Storage

Net cash provided from operating activities were $435.6 million and $452.0 million for the first three months of fiscal 2025 and 2024, respectively, due to the timing of the settlement of credit cards.

Property and Casualty Insurance

Net cash provided by operating activities were $3.5 million and $3.5 million for the first three months ended March 31, 2024 and 2023, respectively.

Property and Casualty Insurance’s cash and cash equivalents amounted to $60.1 million and $52.5 million as of March 31, 2024 and December 31, 2023, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet our future operating cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $14.8 million and $10.2 million for the first quarters ended March 31, 2024 and 2023, respectively. The increase in operating cash flows was primarily due to timing of settlement of receivables for securities. This was offset by the decrease in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of March 31, 2024 and December 31, 2023, cash and cash equivalents amounted to $21.2 million and $101.9 million, respectively. Management believes that the overall sources of liquidity are adequate to meet our future operating cash needs.

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

The Internal Revenue Service completed and finalized their examination for tax years March 2014 through March 2021. As a result, we are owed $129 million which is reflected in Prepaid expense.

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of June 30, 2024, we had available borrowing capacity under existing credit facilities of $495.0 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure.

Use of Cash

Our estimates as to future use of cash have not materially changed from the disclosure included under the subheading Use of Cash in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

With respect to our storage business, we have added new locations and expanded existing locations. In fiscal 2025, we are actively looking to complete current projects, increase occupancy in our existing portfolio of locations and acquire new locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. It is likely spending on acquisitions and new development will increase in fiscal 2025. We will continue to invest capital and resources in the U-Box® program throughout fiscal 2025.

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

Consolidating Schedules by Operating and Reporting Segment (Unaudited)

This information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent with its subsidiaries.

Consolidating balance sheets as of June 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$1,071,779	$60,149	$21,233	$—		$1,153,161
Trade receivables and reinsurance recoverables, net	175,702	39,937	37,999	—		253,638
Inventories and parts	157,625	—	—	—		157,625
Prepaid expenses	248,147	—	—	—		248,147
Fixed maturity securities available-for-sale, net, at fair value	—	230,392	2,165,498	—		2,395,890
Equity securities, at fair value	—	47,159	26,907	—		74,066
Investments, other	1,000	100,022	537,401	—		638,423
Deferred policy acquisition costs, net	—	—	119,806	—		119,806
Other assets	71,983	17,644	34,251	—		123,878
Right of use assets - financing, net	265,744	—	—	—		265,744
Right of use assets - operating, net	52,576	588	91	—		53,255
Related party assets	92,346	6,923	14,595	(46,610)	(c)	67,254
	2,136,902	502,814	2,957,781	(46,610)		5,550,887

Investment in subsidiaries	555,751	—	—	(555,751)	(b)	—

Property, plant and equipment, at cost:
Land	1,727,668	—	—	—		1,727,668
Buildings and improvements	8,591,016	—	—	—		8,591,016
Furniture and equipment	1,014,086	—	—	—		1,014,086
Rental trailers and other rental equipment	960,853	—	—	—		960,853
Rental trucks	6,670,443	—	—	—		6,670,443
	18,964,066	—	—	—		18,964,066
Less: Accumulated depreciation	(5,209,526)	—	—	—		(5,209,526)
Total property, plant and equipment, net	13,754,540	—	—	—		13,754,540
Total assets	$16,447,193	$502,814	$2,957,781	$(602,361)		$19,305,427

(a) Balances as of March 31, 2024
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets as of June 30, 2024 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$822,204	$3,502	$7,590	$—		$833,296
Notes, loans and finance leases payable, net	6,280,305	—	—	—		6,280,305
Operating lease liabilities	53,788	604	93	—		54,485
Policy benefits and losses, claims and loss expenses payable	327,497	129,489	384,875	—		841,861
Liabilities from investment contracts	—	—	2,406,464	—		2,406,464
Other policyholders' funds and liabilities	—	453	5,379	—		5,832
Deferred income	62,587	—	—	—		62,587
Deferred income taxes, net	1,527,361	6,135	(63,340)	—		1,470,156
Related party liabilities	26,493	4,175	19,425	(50,093)	(c)	—
Total liabilities	9,100,235	144,358	2,760,486	(50,093)		11,954,986

Stockholders' equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(235,296)	(9,481)	(176,298)	189,262	(b)	(231,813)
Retained earnings	7,786,473	273,516	344,822	(618,128)	(b)	7,786,683
Cost of common stock in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred stock in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	7,346,958	358,456	197,295	(552,268)		7,350,441
Total liabilities and stockholders' equity	$16,447,193	$502,814	$2,957,781	$(602,361)		$19,305,427

(a) Balances as of March 31, 2024
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets as of March 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$1,380,165	$52,508	$101,871	$—		$1,534,544
Trade receivables and reinsurance recoverables, net	136,484	42,080	37,344	—		215,908
Inventories and parts	150,940	—	—	—		150,940
Prepaid expenses	246,082	—	—	—		246,082
Fixed maturity securities available-for-sale, net, at fair value	74,814	235,525	2,132,165	—		2,442,504
Equity securities, at fair value	—	45,833	20,441	—		66,274
Investments, other	1,000	101,301	531,635	—		633,936
Deferred policy acquisition costs, net	—	—	121,224	—		121,224
Other assets	60,221	17,448	34,074	—		111,743
Right of use assets - financing, net	289,305	—	—	—		289,305
Right of use assets - operating, net	52,945	655	112	—		53,712
Related party assets	74,935	6,216	12,037	(35,254)	(c)	57,934
	2,466,891	501,566	2,990,903	(35,254)		5,924,106

Investment in subsidiaries	548,205	—	—	(548,205)	(b)	—

Property, plant and equipment, at cost:
Land	1,670,033	—	—	—		1,670,033
Buildings and improvements	8,237,354	—	—	—		8,237,354
Furniture and equipment	1,003,770	—	—	—		1,003,770
Rental trailers and other rental equipment	936,303	—	—	—		936,303
Rental trucks	6,338,324	—	—	—		6,338,324
	18,185,784	—	—	—		18,185,784
Less: Accumulated depreciation	(5,051,132)	—	—	—		(5,051,132)
Total property, plant and equipment, net	13,134,652	—	—	—		13,134,652
Total assets	$16,149,748	$501,566	$2,990,903	$(583,459)		$19,058,758

(a) Balances as of December 31, 2023
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets as of March 31, 2024 continued:

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

(a) Balances as of December 31, 2023
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating statement of operations by operating segment for the quarter ended June 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$1,015,163	$—	$—	$(831)	(c)	$1,014,332
Self-storage revenues	215,737	—	—	—		215,737
Self-moving and self-storage products and service sales	96,591	—	—	—		96,591
Property management fees	9,495	—	—	—		9,495
Life insurance premiums	—	—	20,740	—		20,740
Property and casualty insurance premiums	—	22,029	—	(800)	(c)	21,229
Net investment and interest income	—	6,149	31,831	(855)	(b)	37,125
Other revenue	132,175	—	1,178	(112)	(b)	133,241
Total revenues	1,469,161	28,178	53,749	(2,598)		1,548,490

Costs and expenses:
Operating expenses	769,796	11,630	10,072	(1,741)	(b,c)	789,757
Commission expenses	112,571	—	—	—		112,571
Cost of product sales	66,014	—	—	—		66,014
Benefits and losses	—	4,959	39,047	—		44,006
Amortization of deferred policy acquisition costs	—	—	4,646	—		4,646
Lease expense	6,073	106	31	(605)	(b)	5,605
Depreciation, net of gains on disposals	216,545	—	—	—		216,545
Net losses on disposal of real estate	3,104	—	—	—		3,104
Total costs and expenses	1,174,103	16,695	53,796	(2,346)		1,242,248

Earnings from operations before equity in earnings of subsidiaries	295,058	11,483	(47)	(252)		306,242

Equity in earnings of subsidiaries	9,018	—	—	(9,018)	(d)	—

Earnings from operations	304,076	11,483	(47)	(9,270)		306,242
Other components of net periodic benefit costs	(372)	—	—	—		(372)
Other interest income	18,355	—	—	(120)		18,235
Interest expense	(67,470)	—	(120)	372	(b)	(67,218)
Fees on early extinguishment of debt and costs of defeasance	(495)	—	—	—		(495)
Pretax earnings	254,094	11,483	(167)	(9,018)		256,392
Income tax expense	(58,677)	(2,377)	79	—		(60,975)
Net earnings available to common stockholders	$195,417	$9,106	$(88)	$(9,018)		$195,417

(a) Balances for the quarter ended March 31, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by operating segment for the quarter ended June 30, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$1,000,079	$—	$—	$(873)	(c)	$999,206
Self-storage revenues	198,961	—	—	—		198,961
Self-moving and self-storage products and service sales	100,872	—	—	—		100,872
Property management fees	9,177	—	—	—		9,177
Life insurance premiums	—	—	23,131	—		23,131
Property and casualty insurance premiums	—	21,047	—	$(725)	(c)	20,322
Net investment and interest income	27,295	6,792	31,511	(1,006)	(b)	64,592
Other revenue	123,129	—	1,039	(121)	(b)	124,047
Total revenues	1,459,513	27,839	55,681	(2,725)		1,540,308

Costs and expenses:
Operating expenses	748,283	11,307	5,366	(1,715)	(b,c)	763,241
Commission expenses	106,927	—	—	—		106,927
Cost of product sales	70,675	—	—	—		70,675
Benefits and losses	—	4,458	40,886	—		45,344
Amortization of deferred policy acquisition costs	—	—	8,045	—		8,045
Lease expense	8,102	92	28	(639)	(b)	7,583
Depreciation, net of gains on disposals	137,814	—	—	—		137,814
Net losses on disposal of real estate	1,021	—	—	—		1,021
Total costs and expenses	1,072,822	15,857	54,325	(2,354)		1,140,650

Earnings from operations before equity in earnings of subsidiaries	386,691	11,982	1,356	(371)		399,658

Equity in earnings of subsidiaries	10,230	—	—	(10,230)	(d)	—

Earnings from operations	396,921	11,982	1,356	(10,601)		399,658
Other components of net periodic benefit costs	(365)	—	—	—		(365)
Interest expense	(60,849)	—	(120)	371	(b)	(60,598)
Pretax earnings	335,707	11,982	1,236	(10,230)		338,695
Income tax expense	(78,869)	(2,472)	(516)	—		(81,857)
Net earnings available to common stockholders	$256,838	$9,510	$720	$(10,230)		$256,838

(a) Balances for the quarter ended March 31, 2023
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by operating segment for the three months ended June 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$195,417	$9,106	$(88)	$(9,018)	$195,417
Earnings from consolidated entities	(9,018)	—	—	9,018	—
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	224,313	—	—	—	224,313
Amortization of premiums and accretion of discounts related to investments, net	—	373	3,880	—	4,253
Amortization of debt issuance costs	1,550	—	—	—	1,550
Interest credited to policyholders	—	—	19,507	—	19,507
Provision for allowance for losses on trade receivables, net	2,036	16	—	—	2,052
Non cash lease expense	2,623	—	—	—	2,623
Net gains on disposal of personal property	(7,768)	—	—	—	(7,768)
Net losses on disposal of real estate	3,104	—	—	—	3,104
Net gains on sales of investments	—	—	2,240	—	2,240
Net gains on equity securities	—	(1,326)	—	—	(1,326)
Deferred income taxes	21,641	1,645	(359)	—	22,927
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(41,300)	2,482	(583)	—	(39,401)
Inventories and parts	(6,689)	—	—	—	(6,689)
Prepaid expenses	(2,142)	—	—	—	(2,142)
Deferred policy acquisition costs, net	—	—	1,418	—	1,418
Other assets and right of use assets - operating, net	(12,579)	(88)	(198)	—	(12,865)
Related party assets	(17,459)	(707)	(2,558)	—	(20,724)
Accounts payable and accrued expenses and operating lease liabilities	61,205	(6,122)	(2,313)	—	52,770
Policy benefits and losses, claims and loss expenses payable	7,913	(2,990)	(2,828)	—	2,095
Other policyholders' funds and liabilities	—	(180)	(12,058)	—	(12,238)
Deferred income	11,434	—	—	—	11,434
Related party liabilities	1,347	1,288	8,718	—	11,353
Net cash provided by operating activities	435,628	3,497	14,778	—	453,903

Cash flows from investing activities:
Escrow deposits	691	—	—	—	691
Purchases of:
Property, plant and equipment	(963,163)	—	—	—	(963,163)
Fixed maturity securities available-for-sale	—	—	(77,777)	—	(77,777)
Equity securities	—	—	—	—	—
Investments, other	—	2	(23,432)	—	(23,430)
Proceeds from sales of:
Property, plant and equipment	146,672	—	—	—	146,672
Fixed maturity securities available-for-sale	72,986	2,860	25,722	—	101,568
Equity securities	—	—	11	—	11
Investments, other	—	1,282	10,828	—	12,110
Net cash used by investing activities	(742,814)	4,144	(64,648)	—	(803,318)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2024

Consolidating cash flow statements by operating segment for the three months ended June 30, 2024 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	349,233	—	—	—	349,233
Principal repayments on credit facilities	(321,670)	—	—	—	(321,670)
Payments of debt issuance costs	(248)	—	—	—	(248)
Finance lease payments	(19,260)	—	—	—	(19,260)
Securitization deposits	99	—	—	—	99
Series N Non-Voting Common Stock dividends paid	(8,824)	—	—	—	(8,824)
Investment contract deposits	—	—	76,417	—	76,417
Investment contract withdrawals	—	—	(107,185)	—	(107,185)
Net cash provided by financing activities	(670)	—	(30,768)	—	(31,438)

Effects of exchange rate on cash	(530)	—	—	—	(530)

Increase (decrease) in cash and cash equivalents	(308,386)	7,641	(80,638)	—	(381,383)
Cash and cash equivalents at beginning of period	1,380,165	52,508	101,871	—	1,534,544
Cash and cash equivalents at end of period	$1,071,779	$60,149	$21,233	$—	$1,153,161
	(page 2 of 2)
(a) Balance for the period ended March 31, 2024

Consolidating cash flow statements by operating segment for the three months ended June 30, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$256,838	$9,510	$720	$(10,230)	$256,838
Earnings from consolidated entities	(10,230)	—	—	10,230	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	193,475	—	—	—	193,475
Amortization of premiums and accretion of discounts related to investments, net	—	383	4,011	—	4,394
Amortization of debt issuance costs	1,456	—	—	—	1,456
Interest credited to policyholders	—	—	17,538	—	17,538
Provision for allowance (recoveries) for losses on trade receivables, net	631	(39)	—	—	592
Non cash lease expense	4,384	—	—	—	4,384
Net gains on disposal of personal property	(55,661)	—	—	—	(55,661)
Net losses on disposal of real estate	1,021	—	—	—	1,021
Net gains on sales of investments	—	(34)	(1,880)	—	(1,914)
Net losses on equity securities	—	(2,429)	—	—	(2,429)
Deferred income taxes	32,087	2,085	(64)	—	34,108
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(17,964)	(411)	940	—	(17,435)
Inventories and parts	(13,395)	—	—	—	(13,395)
Prepaid expenses	9,870	—	—	—	9,870
Deferred policy acquisition costs, net	—	—	4,868	—	4,868
Other assets and right of use assets - operating, net	(13,153)	(231)	(957)	—	(14,341)
Related party assets	3,645	(513)	—	—	3,132
Accounts payable and accrued expenses	52,573	(1,166)	(18,295)	—	33,112
Policy benefits and losses, claims and loss expenses payable	(7,590)	(4,047)	(461)	—	(12,098)
Other policyholders' funds and liabilities	—	(267)	4,253	—	3,986
Deferred income	12,441	—	(442)	—	11,999
Related party liabilities	1,547	655	(5)	—	2,197
Net cash provided by operating activities	451,975	3,496	10,226	—	465,697

Cash flows from investing activities:
Escrow deposits	(361)	—	—	—	(361)
Purchases of:
Property, plant and equipment	(773,577)	—	—	—	(773,577)
Fixed maturity securities available-for-sale	—	(9,711)	(3,497)	—	(13,208)
Equity securities	—	(242)	—	—	(242)
Investments, other	(16)	(7,300)	(45,549)	—	(52,865)
Proceeds from sales of:
Property, plant and equipment	193,455	—	—	—	193,455
Fixed maturity securities available-for-sale	224,999	15,166	108,439	—	348,604
Equity securities	—	236	—	—	236
Investments, other	—	1,117	8,173	—	9,290
Net cash used by investing activities	(355,500)	(734)	67,566	—	(288,668)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2023

Consolidating cash flow statements by operating segment for the three months ended June 30, 2023 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	445,493	—	—	—	445,493
Principal repayments on credit facilities	(232,824)	—	—	—	(232,824)
Payment of debt issuance costs	(2,688)	—	—	—	(2,688)
Finance lease payments	(34,168)	—	—	—	(34,168)
Securitization deposits	79	—	—	—	79
Series N Non-Voting Common Stock dividends paid	(7,059)	—	—	—	(7,059)
Investment contract deposits	—	—	51,239	—	51,239
Investment contract withdrawals	—	—	(83,331)	—	(83,331)
Net cash provided by financing activities	168,833	—	(32,092)	—	136,741

Effects of exchange rate on cash	2,830	—	—	—	2,830

Increase (decrease) in cash and cash equivalents	268,138	2,762	45,700	—	316,600
Cash and cash equivalents at beginning of period	2,034,242	11,276	15,006	—	2,060,524
Cash and cash equivalents at end of period	$2,302,380	$14,038	$60,706	$—	$2,377,124
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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform their obligations. Following is a summary of our interest rate swap agreements as of June 30, 2024:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$57,247	$3,515	7/15/2022	7/15/2032	2.86%	1 Month SOFR
69,500	2,372	8/1/2022	8/1/2026	2.72%	1 Month SOFR
69,000	2,334	8/1/2022	8/31/2026	2.75%	1 Month SOFR
100,000	165	8/31/2023	8/31/2025	4.71%	1 Month SOFR

As of June 30, 2024, we had $780.7 million of variable rate debt obligations, of this amount, $485.0 million is not fixed through interest rate swaps. If Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $4.9 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of June 30, 2024 and March 31, 2024, these derivative hedges had a net market value of $8.8 million and $10.5 million, with notional amounts of $466.4 million and $526.4 million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.2% and 5.1% of our revenue was generated in Canada during the first three months of fiscal 2025 and 2024, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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
•
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
•
our belief that fiscal 2025 investments will be largely funded through debt financing, external lease financing, private placements and cash from operations; and
•
our plan to expand owned storage properties and our belief that such development projects will be funded through a combination of internally generated funds, corporate debt and with borrowings against existing properties as they operationally mature.

The words “believe,” “expect,” “anticipate,” “plan,” “may,” “will,” “could,” “estimate,” “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Factors that could significantly affect results include, without limitation,

•
the degree and nature of our competition;
•
our leverage;
•
general economic conditions; fluctuations in our costs to maintain and update our fleet and facilities;
•
the limited number of manufacturers that supply our rental trucks;
•
our ability to effectively hedge our variable interest rate debt;
•
that we are controlled by a small contingent of stockholders;
•
fluctuations in quarterly results and seasonality;
•
changes in, and our compliance with, government regulations, particularly environmental regulations and regulations relating to motor carrier operations;
•
outcomes of litigation;
•
our reliance on our third party dealer network;
•
liability claims relating to our rental vehicles and equipment;
•
our ability to attract, motivate and retain key employees;
•
reliance on our automated systems and the internet;
•
our credit ratings;

•
our ability to recover under reinsurance arrangements; and
•
other factors described in our Annual Report on Form 10-K in Item 1A, Risk Factors, and in this Quarterly Report or the other documents we file with the SEC.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. Based upon that evaluation, our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1. Legal Proceedings

The information regarding our legal proceedings in Note 10, Contingencies, of the Notes to Consolidated Financial Statements is incorporated by reference herein.

Item 1A. Risk Factors

We are not aware of any material updates to the Risk Factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
4.1	Forty-ninth Supplement Indenture, dated April 23, 2024, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K filed on April 23, 2024, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Filed herewith
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-Haul Holding Company

Date: August 7, 2024	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: August 7, 2024	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2024	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)