Form 10-Q
period 2024-09-30
U-Haul Holding Co /NV/
filed 2024-11-06
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

19,607,788 shares of Common Stock, $0.25 par value, were outstanding as of November 7, 2024.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of November 7, 2024.

Part i Financial information

Item 1. Financial Statements

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED balance sheets

	September 30,	March 31,
	2024	2024
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,435,639	$1,534,544
Trade receivables and reinsurance recoverables, net	217,556	215,908
Inventories and parts	157,592	150,940
Prepaid expenses	279,539	246,082
Fixed maturity securities available-for-sale (net of allowance for credit loss of $2,814 and $1,052, respectively) at fair value and amortized cost ($2,682,830 and $2,660,093, respectively)	2,437,923	2,442,504
Equity securities, at fair value	63,295	66,274
Investments, other	643,893	633,936
Deferred policy acquisition costs, net	121,329	121,224
Other assets	130,071	111,743
Right of use assets - financing, net	208,804	289,305
Right of use assets - operating, net	51,308	53,712
Related party assets	54,288	57,934
	5,801,237	5,924,106
Property, plant and equipment, at cost:
Land	1,739,422	1,670,033
Buildings and improvements	8,915,534	8,237,354
Furniture and equipment	1,022,945	1,003,770
Rental trailers and other rental equipment	989,672	936,303
Rental trucks	7,123,968	6,338,324
	19,791,541	18,185,784
Less: Accumulated depreciation	(5,466,227)	(5,051,132)
Total property, plant and equipment, net	14,325,314	13,134,652
Total assets	$20,126,551	$19,058,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$896,811	$783,084
Notes, loans and finance leases payable, net	6,760,781	6,271,362
Operating lease liabilities	52,471	55,032
Policy benefits and losses, claims and loss expenses payable	833,632	849,113
Liabilities from investment contracts	2,497,031	2,411,352
Other policyholders' funds and liabilities	8,045	18,070
Deferred income	54,026	51,175
Deferred income taxes, net	1,504,356	1,447,125
Total liabilities	12,607,153	11,886,313

Commitments and contingencies (notes 5 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized: Series A preferred stock, with no par value, 6,100,000 shares authorized; 6,100,000 shares issued and none outstanding	—	—
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding	—	—
Serial common stock, with or without par value, 250,000,000 shares authorized: Serial common stock of $0.25 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, with $0.25 par value, 250,000,000 shares authorized: Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700 issued and 19,607,788 outstanding	10,497	10,497
Series N Non-Voting Common Stock with $0.001 par value, 250,000,000 shares authorized Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized; 176,470,092 shares issued and outstanding	176	176
Additional paid-in capital	462,548	462,548
Accumulated other comprehensive loss	(240,831)	(223,216)
Retained earnings	7,964,658	7,600,090
Cost of common stock in treasury, net (22,377,912 shares)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	7,519,398	7,172,445
Total liabilities and stockholders' equity	$20,126,551	$19,058,758

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Quarter ended September 30,
	2024	2023
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$1,087,348	$1,069,405
Self-storage revenues	224,519	208,890
Self-moving and self-storage products and service sales	87,763	91,571
Property management fees	9,586	9,267
Life insurance premiums	20,488	22,498
Property and casualty insurance premiums	25,767	25,571
Net investment and interest income	37,794	64,738
Other revenue	164,843	157,920
Total revenues	1,658,108	1,649,860

Costs and expenses:
Operating expenses	891,073	835,258
Commission expenses	119,008	111,961
Cost of product sales	62,250	66,620
Benefits and losses	44,392	42,553
Amortization of deferred policy acquisition costs	4,439	6,826
Lease expense	4,729	8,450
Depreciation, net of gains on disposals of ($17,555 and $46,803, respectively)	227,270	154,122
Net losses on disposal of real estate	2,991	1,715
Total costs and expenses	1,356,152	1,227,505

Earnings from operations	301,956	422,355
Other components of net periodic benefit costs	(372)	(364)
Other interest income	16,131	—
Interest expense	(71,498)	(63,943)
Pretax earnings	246,217	358,048
Income tax expense	(59,419)	(84,540)
Net earnings available to common stockholders	$186,798	$273,508
Basic and diluted earnings per share of Common Stock	$0.91	$1.36
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$0.96	$1.40
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the second quarters ended September 30, 2024 and 2023, net of eliminations, were $9.6 million and $9.3 million, respectively.

Related party costs and expenses for the second quarters ended September 30, 2024 and 2023, net of eliminations, were $32.9 million and $25.6 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$2,101,680	$2,068,611
Self-storage revenues	440,256	407,851
Self-moving and self-storage products and service sales	184,354	192,443
Property management fees	19,081	18,444
Life insurance premiums	41,228	45,629
Property and casualty insurance premiums	46,996	45,893
Net investment and interest income	74,919	129,330
Other revenue	298,084	281,967
Total revenues	3,206,598	3,190,168

Costs and expenses:
Operating expenses	1,680,830	1,598,499
Commission expenses	231,579	218,888
Cost of product sales	128,264	137,295
Benefits and losses	88,398	87,897
Amortization of deferred policy acquisition costs	9,085	14,871
Lease expense	10,334	16,033
Depreciation, net of gains on disposal ($25,323 and $102,464, respectively)	443,815	291,936
Net losses on disposal of real estate	6,095	2,736
Total costs and expenses	2,598,400	2,368,155

Earnings from operations	608,198	822,013
Other components of net periodic benefit costs	(744)	(729)
Other interest income	34,366	—
Interest expense	(138,716)	(124,541)
Fees on early extinguishment of debt and costs of defeasance	(495)	—
Pretax earnings	502,609	696,743
Income tax expense	(120,394)	(166,397)
Net earnings available to common stockholders	$382,215	$530,346
Basic and diluted earnings per common share	$1.86	$2.63
Weighted average common shares outstanding: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$1.96	$2.71
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the first six months ended September 30, 2024 and 2023, net of eliminations, were $19.1 million and $18.4 million, respectively.

Related party costs and expenses for the first six months ended September 30, 2024 and 2023, net of eliminations, were $63.4 million and $49.3 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter ended September 30, 2024	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$246,217	$(59,419)	$186,798
Other comprehensive income (loss):
Foreign currency translation	421	—	421
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	(4,014)	(18)	(4,032)
Change in fair value of cash flow hedges	2,312	(616)	1,696
Amounts reclassified into earnings on hedging activities	(9,479)	2,376	(7,103)
Total other comprehensive income (loss)	(10,760)	1,742	(9,018)

Total comprehensive income (loss)	$235,457	$(57,677)	$177,780

Quarter ended September 30, 2023	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$358,048	$(84,540)	$273,508
Other comprehensive income (loss):
Foreign currency translation	(2,849)	—	(2,849)
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	(16,867)	3,570	(13,297)
Change in fair value of cash flow hedges	4,418	(1,085)	3,333
Amounts reclassified into earnings on hedging activities	(1,345)	330	(1,015)
Total other comprehensive income (loss)	(16,643)	2,815	(13,828)

Total comprehensive income (loss)	$341,405	$(81,725)	$259,680

Six months ended September 30, 2024	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$502,609	$(120,394)	$382,215
Other comprehensive income (loss):
Foreign currency translation	217	—	217
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	(11,479)	2,034	(9,445)
Change in fair value of cash flow hedges	(214)	5	(209)
Amounts reclassified into earnings on hedging activities	(10,904)	2,726	(8,178)
Total other comprehensive income (loss)	(22,380)	4,765	(17,615)

Total comprehensive income (loss)	$480,229	$(115,629)	$364,600

Six months ended September 30, 2023	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$696,743	$(166,397)	$530,346
Other comprehensive income (loss):
Foreign currency translation	(2,380)	—	(2,380)
Unrealized net gain on investments and future policy benefits discount rate remeasurement gains (losses)	8,676	(1,629)	7,047
Change in fair value of cash flow hedges	9,511	(2,336)	7,175
Amounts reclassified into earnings on hedging activities	(2,495)	612	(1,883)
Total other comprehensive income (loss)	13,312	(3,353)	9,959

Total comprehensive income (loss)	$710,055	$(169,750)	$540,305

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of June 30, 2024	$10,497	$176		$462,548	$(231,813)	$7,786,683	$(525,653)	$(151,997)	$7,350,441
Foreign currency translation	—	—		—	421	—	—	—	421
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—		—	(4,032)	—	—	—	(4,032)
Change in fair value of cash flow hedges, net of tax	—	—		—	1,696	—	—	—	1,696
Amounts reclassified into earnings on hedging activities	—	—		—	(7,103)	—	—	—	(7,103)
Net earnings	—	—		—	—	186,798	—	—	186,798
Series N Non-Voting Common Stock dividends: ($0.05 per share)	—	—		—	—	(8,823)	—	—	(8,823)
Net activity	—	—		—	(9,018)	177,975	—	—	168,957
Balance as of September 30, 2024	$10,497	$176		$462,548	$(240,831)	$7,964,658	$(525,653)	(151,997)	$7,519,398

Balance as of June 30, 2023	$10,497	$176		$453,643	$(261,836)	$7,252,927	$(525,653)	$(151,997)	$6,777,757
Foreign currency translation	—	—		—	(2,849)	—	—	—	(2,849)
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—		—	(13,297)	—	—	—	(13,297)
Change in fair value of cash flow hedges, net of tax	—	—		—	3,333	—	—	—	3,333
Amounts reclassified into earnings on hedging activities	—	—		—	(1,015)	—	—	—	(1,015)
Net earnings	—	—		—	—	273,508	—	—	273,508
Series N Non-Voting Common stock dividends: ($0.04 per share)	—	—		—	—	(7,059)	—	—	(7,059)
Net activity	—	—		—	(13,828)	266,449	—	—	252,621
Balance as of September 30, 2023	$10,497	$176	$	$453,643	$(275,664)	$7,519,376	$(525,653)	$(151,997)	$7,030,378

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2024	$10,497	$176	$462,548	$(223,216)	$7,600,090	$(525,653)	$(151,997)	$7,172,445
Foreign currency translation	—	—	—	217	—	—	—	217
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	(9,445)	—	—	—	(9,445)
Change in fair value of cash flow hedges, net of tax	—	—	—	(209)	—	—	—	(209)
Amounts reclassified into earnings on hedging activities	—	—	—	(8,178)	—	—	—	(8,178)
Net earnings	—	—	—	—	382,215	—	—	382,215
Series N Non-Voting Common Stock dividends: ($0.10 per share)	—	—	—	—	(17,647)	—	—	(17,647)
Net activity	—	—	—	(17,615)	364,568	—	—	346,953
Balance as of September 30, 2024	$10,497	$176	462,548	$(240,831)	$7,964,658	$(525,653)	(151,997)	$7,519,398

Balance as of March 31, 2023	$10,497	$176	$453,643	$(285,623)	$7,003,148	$(525,653)	$(151,997)	$6,504,191
Foreign currency translation	—	—	—	(2,380)	—	—	—	(2,380)
Unrealized net gain on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	7,047	—	—	—	7,047
Change in fair value of cash flow hedges, net of tax	—	—	—	7,175	—	—	—	7,175
Amounts reclassified into earnings on hedging activities	—	—	—	(1,883)	—	—	—	(1,883)
Net earnings	—	—	—	—	530,346	—	—	530,346
Series N Non-Voting Common stock dividends: ($0.08 per share)	—	—	—	—	(14,118)	—	—	(14,118)
Net activity	—	—	—	9,959	516,228	—	—	526,187
Balance as of September 30, 2023	$10,497	$176	$453,643	$(275,664)	$7,519,376	$(525,653)	$(151,997)	$7,030,378

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul holding company AND CONSOLIDATED subsidiaries

consolidatED statements of cash flows

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$382,215	$530,346
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	469,138	394,400
Amortization of premiums and accretion of discounts related to investments, net	7,073	8,441
Amortization of debt issuance costs	2,880	3,427
Interest credited to policyholders	37,584	36,329
Provision for allowance for losses on trade receivables, net	1,811	578
Operating lease right-of-use asset amortization	5,297	7,979
Net gains on disposal of personal property	(25,323)	(102,464)
Net losses on disposal of real estate	6,095	2,736
Net (gains) losses on sales of fixed maturity securities	84	(917)
Net gains on equity securities and investments other	(3,069)	(2,745)
Deferred income taxes, net	60,089	107,751
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(1,661)	(23,402)
Inventories and parts	(6,653)	(10,059)
Prepaid expenses	(33,317)	(21,824)
Deferred policy acquisition costs, net	(105)	7,098
Other assets	(13,412)	(16,730)
Related party assets	(4,833)	7,403
Accounts payable and accrued expenses and operating lease liabilities	103,331	23,248
Policy benefits and losses, claims and loss expenses payable	(1,784)	(18,553)
Other policyholders' funds and liabilities	(10,025)	(554)
Deferred income	2,818	4,115
Related party liabilities	6,045	828
Net cash provided by operating activities	984,278	937,431

Cash flows from investing activities:
Escrow deposits activity	(4,808)	573
Purchases of:
Property, plant and equipment	(1,927,002)	(1,664,387)
Fixed maturity securities available-for-sale	(227,330)	(151,680)
Equity securities	(610)	(309)
Investments, other	(62,859)	(98,239)
Proceeds from sales of:
Property, plant and equipment	364,824	408,279
Fixed maturity securities available-for-sale	200,821	405,175
Equity securities	10,606	300
Investments, other	48,491	13,962
Net cash used in investing activities	(1,597,867)	(1,086,326)

Cash flows from financing activities:
Borrowings from credit facilities	972,428	704,960
Principal repayments on credit facilities	(443,431)	(351,893)
Payment of debt issuance costs	(3,922)	(4,018)
Finance lease payments	(39,259)	(59,752)
Securitization deposits	189	151
Series N Non-Voting Common Stock dividends paid	(17,647)	(14,118)
Investment contract deposits	226,771	132,630
Investment contract withdrawals	(184,544)	(174,256)
Net cash provided by financing activities	510,585	233,704

Effects of exchange rate on cash	4,099	(202)

Increase (decrease) in cash and cash equivalents	(98,905)	84,607
Cash and cash equivalents at the beginning of period	1,534,544	2,060,524
Cash and cash equivalents at the end of period	$1,435,639	$2,145,131

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the quarters ended September 30, 2024 and 2023 for our Voting Common Stock and Non-Voting Common Stock were as follows:

	For the Quarters Ended
	September 30,
	2024	2023
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$186,798	$273,508
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,823)	(7,059)
Undistributed earnings available to common stockholders	$177,975	$266,449
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$17,798	$26,645

Undistributed earnings per share of Voting Common Stock	$0.91	$1.36
Dividends declared per share of Voting Common Stock	$—	$—
Basic and diluted earnings per share of Voting Common Stock	$0.91	$1.36

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$186,798	$273,508
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,823)	(7,059)
Undistributed earnings available to common stockholders	$177,975	$266,449
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$160,178	$239,804

Undistributed earnings per share of Non-Voting Common Stock	$0.91	$1.36
Dividends declared per share of Non-Voting Common Stock	$0.05	$0.04
Basic and diluted earnings per share of Non-Voting Common Stock	$0.96	$1.40

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the six months ended September 30, 2024 and 2023 for our voting Common Stock and Non-Voting Common Stock were as follows:

	Six months ended
	September 30,
	2024	2023
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$382,215	$530,346
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(17,647)	(14,118)
Undistributed earnings available to common stockholders	$364,568	$516,228
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$36,457	$51,623

Undistributed earnings per share of Voting Common Stock	$1.86	$2.63
Dividends declared per share of Voting Common Stock	$—	$—
Basic and diluted earnings per share of Voting Common Stock	$1.86	$2.63

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$382,215	$530,346
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(17,647)	(14,118)
Undistributed earnings available to common stockholders	$364,568	$516,228
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$328,111	$464,605

Undistributed earnings per share of Non-Voting Common Stock	$1.86	$2.63
Dividends declared per share of Non-Voting Common Stock	$0.10	$0.08
Basic and diluted earnings per share of Non-Voting Common Stock	$1.96	$2.71

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investments

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $20.0 million and $23.1 million as of September 30, 2024 and March 31, 2024, respectively.

Available-for-Sale Investments

Available-for-sale investments as of September 30, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$150,029	$208	$(9,348)	$—	$140,889
U.S. government agency mortgage-backed securities	45,374	107	(8,255)	—	37,226
Obligations of states and political subdivisions	142,067	197	(9,098)	—	133,166
Corporate securities	1,943,081	1,271	(171,608)	(2,814)	1,769,930
Mortgage-backed securities	402,279	150	(45,717)	—	356,712
	$2,682,830	$1,933	$(244,026)	$(2,814)	$2,437,923

Available-for-sale investments as of March 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$191,070	$2,123	$(8,921)	$—	$184,272
U.S. government agency mortgage-backed securities	48,067	250	(7,664)	—	40,653
Obligations of states and political subdivisions	151,197	918	(7,533)	—	144,582
Corporate securities	1,963,249	2,762	(152,799)	(1,052)	1,812,160
Mortgage-backed securities	306,510	34	(45,707)	—	260,837
	$2,660,093	$6,087	$(222,624)	$(1,052)	$2,442,504

A summary of available-for-sale investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of September 30, 2024 and March 31, 2024 were as follows:

	September 30, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$39,648	$(35)	$97,088	$(9,313)	$136,736	$(9,348)
U.S. government agency mortgage-backed securities	—	—	22,087	(8,255)	22,087	(8,255)
Obligations of states and political subdivisions	37,607	(676)	79,068	(8,422)	116,675	(9,098)
Corporate securities	208,344	(1,953)	1,475,083	(169,655)	1,683,427	(171,608)
Mortgage-backed securities	58,938	(177)	234,037	(45,540)	292,975	(45,717)
	$344,537	$(2,841)	$1,907,363	$(241,185)	$2,251,900	$(244,026)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$1,888	$(13)	$103,336	$(8,908)	$105,224	$(8,921)
U.S. government agency mortgage-backed securities	—	—	23,711	(7,664)	23,711	(7,664)
Obligations of states and political subdivisions	10,492	(222)	80,082	(7,311)	90,574	(7,533)
Corporate securities	132,513	(1,258)	1,495,167	(151,541)	1,627,680	(152,799)
Mortgage-backed securities	3,008	(23)	248,423	(45,684)	251,431	(45,707)
	$147,901	$(1,516)	$1,950,719	$(221,108)	$2,098,620	$(222,624)

Gross proceeds from matured or redeemed securities were $200.8 million and $405.2 million for the first six months ended September 30, 2024 and September 30, 2023, respectively. Included in the September 30, 2024 and 2023 proceeds were $73.0 million and $225.0 million from the Moving and Storage Treasuries that matured. The gross realized gains on these sales totaled $2.1 million and $1.5 million during the first six months of fiscal 2025 and 2024, respectively. The gross realized losses on these sales totaled $0.3 million and $1.1 million during the first six months of fiscal 2025 and 2024, respectively.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $1.8 million and ($0.4) million net impairment charge recorded in the first six months ended September 30, 2024 and 2023, respectively.

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adjusted cost and fair value of available-for-sale investments by contractual maturity were as follows:

	September 30, 2024		March 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Due in one year or less	$274,397	$272,854	$266,357	$266,578
Due after one year through five years	645,371	623,920	748,338	723,903
Due after five years through ten years	614,127	554,516	614,890	564,422
Due after ten years	746,656	629,921	723,998	626,764
	2,280,551	2,081,211	2,353,583	2,181,667

Mortgage-backed securities	402,279	356,712	306,510	260,837
	$2,682,830	$2,437,923	$2,660,093	$2,442,504

Equity investments of common stock and non-redeemable preferred stock were as follows:

	September 30, 2024		March 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Common stocks	$29,422	$41,529	$29,604	$45,014
Non-redeemable preferred stocks	25,144	21,766	25,144	21,260
	$54,566	$63,295	$54,748	$66,274

Investments, other

The carrying value of the other investments was as follows:

	September 30,	March 31,
	2024	2024
	(Unaudited)
	(In thousands)
Mortgage loans, net	$623,042	$604,481
Short-term investments	—	997
Policy loans	11,642	11,229
Other investments	9,209	17,229
	$643,893	$633,936

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were as follows:

	September 30,	March 31,
	2024	2024
	(Unaudited)
	(In thousands)
Accounts payable	$278,901	$240,053
Accrued expenses	617,910	543,031
	$896,811	$783,084

5. Notes, Loans and Finance Leases Payable, net

Long Term Debt

Long term debt was as follows:

	Fiscal Year 2025 Interest Rates			Maturities			Weighted Avg Interest Rates (c)	September 30, 2024	March 31, 2024
								(Unaudited)
								(In thousands)
Real estate loans (amortizing term) (a)	4.30%	-	6.68%	2027	-	2037	5.91%	$271,827	$277,767
Senior mortgages	2.70%	-	6.05%	2026	-	2042	4.16%	2,199,217	2,284,853
Real estate loans (revolving credit)	—%	-	—%	—	-	2027	-%	—	—
Fleet loans (amortizing term)	1.61%	-	5.68%	2024	-	2031	3.92%	67,447	70,454
Fleet loans (revolving credit) (b)	6.45%	-	6.60%	2027	-	2029	6.40%	585,000	573,889
Finance leases (rental equipment)	2.86%	-	5.01%	2024	-	2026	4.23%	78,382	117,641
Finance liability (rental equipment)	1.60%	-	6.80%	2024	-	2031	4.94%	1,823,365	1,708,619
Private placements	2.43%	-	6.00%	2029	-	2035	3.62%	1,700,000	1,200,000
Other obligations	1.50%	-	8.00%	2024	-	2049	6.29%	69,264	70,815
Notes, loans and finance leases payable								6,794,502	6,304,038
Less: Debt issuance costs								(33,721)	(32,676)
Total notes, loans and finance leases payable, net								$6,760,781	$6,271,362

(a) Certain loans have interest rate swaps fixing the rate for the relevant loans between 2.72% and 2.86% based on current margin. The weighted average interest rate calculation for these loans was 4.10% using the swap adjusted interest rate.

(b) Certain loans have interest rate swaps fixing the rate for the relevant loans between 4.36% and 4.71% based on current margin. The weighted average interest rate calculation for these loans was 6.23% using the swap adjusted interest rate.

(c) Weighted average rates as of September 30, 2024.

Private Placement

On August 21, 2024, we entered into a Note Purchase Agreement ( the "Note Purchase Agreement") in connection with the private placement of our senior unsecured notes (the "Notes"). Under the Note Purchase Agreement, we sold an aggregate $500 million of the Notes, consisting of $100 million aggregate principal amount of its 5.86% Senior Notes, Series A due August 21, 2032, $100 million aggregate principal amount of its 5.91% Senior Notes, Series B due August 21, 2033, $100 million aggregate principal amount of its 5.95% Senior Notes, Series C due August 21, 2034, and $200 million aggregate principal amount of its 6.00% Senior Notes, Series D due August 21, 2035, each with maturities between 2032 and 2035. Interest is payable semiannually.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, before debt issuance costs, as of September 30, 2024 for the next five years and thereafter are as follows:

	Years Ended September 30,
	2025	2026	2027	2028	2029	Thereafter	Total
	(Unaudited)
	(In thousands)
Notes, loans and finance leases payable	$517,502	$761,346	$1,097,768	$639,548	$736,189	$3,042,149	$6,794,502

Interest on Borrowings

Interest Expense

Components of interest expense included the following:

	Quarter ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Interest expense	$74,241	$67,524
Capitalized interest	(2,567)	(3,669)
Amortization of transaction costs	1,330	1,432
Interest expense resulting from cash flow hedges	(1,506)	(1,344)
Total interest expense	$71,498	$63,943

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Interest expense	$145,388	$131,924
Capitalized interest	(6,580)	(7,732)
Amortization of transaction costs	2,839	2,843
Interest expense resulting from cash flow hedges	(2,931)	(2,494)
Total interest expense	$138,716	$124,541

Interest paid in cash was $79.4 million and $74.2 million for the second quarter of fiscal 2025 and 2024, respectively, and $142.2 million and $129.7 million for the first six months of fiscal 2025 and 2024, respectively. Interest paid (received) in cash on derivatives contracts was ($1.3) million for the second quarter of both fiscal 2025 and 2024, respectively. Interest paid (received) in cash on derivative contracts was ($3.0) million and ($2.3) million for the first six months of fiscal 2025 and 2024, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter ended September 30,
	2024	2023
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	6.60%	6.51%
Interest rate at the end of the quarter	6.55%	6.61%
Maximum amount outstanding during the quarter	$585,000	$605,000
Average amount outstanding during the quarter	$585,000	$596,322
Facility fees	$316	$306

	Revolving Credit Activity
	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	6.62%	6.38%
Interest rate at the end of the period	6.55%	6.61%
Maximum amount outstanding during the period	$735,000	$715,000
Average amount outstanding during the period	$625,209	$628,151
Facility fees	$579	$571

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Derivatives

Cash Flow Hedges

We manage exposure to changes in market interest rates. We use interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in secured overnight financing rate ("SOFR") swap rates with the designated benchmark interest rate being hedged on certain of our SOFR indexed variable rate debt. The interest rate swaps effectively fix our interest payments on certain SOFR indexed variable rate debt through July 2032. We monitor our positions and the credit ratings of our counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. These fair values are determined using pricing valuation models which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate, and are classified as Level 2 in the fair value hierarchy.

The derivative fair values reflected in prepaid expense in the consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	September 30, 2024	March 31, 2024
	(Unaudited)
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Assets	$3,122	$8,392
Liabilities	$1,952	$—
Notional amount	$381,127	$297,867

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During the first six months of fiscal 2025 and 2024, we recognized a (decrease)/increase in the fair value of our cash flow hedges of $0.2 million and $7.2 million, respectively, net of taxes. During the first six months of fiscal 2025 and 2024, we reclassified $8.2 million and $1.9 million, respectively, from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of September 30, 2024, we expect to reclassify $5.8 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next 12 months.

Economic Hedges

We use derivatives to economically hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. These derivative instruments are included in Investments, other on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy. Net gains recognized in net investment and interest income for the first six months of September 30, 2024 and 2023 were $6.5 million and $4.7 million, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Derivatives Fair Values as of
	September 30, 2024	March 31, 2024
	(Unaudited)
	(In thousands)
Equity market contracts as economic hedging instruments:
Assets	$8,210	$10,538
Notional amount	$530,236	$526,449

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

7. Accumulated Other Comprehensive Loss

The following tables provide the details and changes in AOCI:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB (a) Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2024	$(53,707)	$(176,883)	$6,330	$1,044	$(223,216)
Foreign currency translation	217	—	—	—	217
Unrealized net loss on investments and impact of LFBP discount rates	—	(9,445)	—	—	(9,445)
Change in fair value of cash flow hedges	—	—	(209)	—	(209)
Amounts reclassified into earnings on hedging activities	—	—	(8,178)	—	(8,178)
Other comprehensive income (loss)	217	(9,445)	(8,387)	—	(17,615)
Balance as of September 30, 2024	$(53,490)	$(186,328)	$(2,057)	$1,044	$(240,831)

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB (a) Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2023	$(56,539)	$(232,740)	$4,007	$(351)	$(285,623)
Foreign currency translation	(2,380)	—	—	—	(2,380)
Unrealized net gain on investments and impact of LFBP discount rates	—	7,047	—	—	7,047
Change in fair value of cash flow hedges	—	—	7,175	—	7,175
Amounts reclassified into earnings on hedging activities	—	—	(1,883)	—	(1,883)
Other comprehensive income (loss)	(2,380)	7,047	5,292	—	9,959
Balance as of September 30, 2023	$(58,919)	$(225,693)	$9,299	$(351)	$(275,664)

(a) Liability for future policy benefits

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Dividends

The following table lists the dividends that have been declared and issued for the first six months of fiscal years 2025 and 2024:

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

August 15, 2024	$0.05	September 16, 2024	September 27, 2024
June 5, 2024	0.05	June 17, 2024	June 28, 2024
August 17, 2023	0.04	September 19, 2023	September 29, 2023
June 7, 2023	0.04	June 20, 2023	June 30, 2023

As of September 30, 2024, no awards had been issued under the 2016 AMERCO Stock Option Plan.

9. Leases

The following tables show the components of our right-of-use (“ROU") assets, net:

	As of September 30, 2024
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$—	$82,385	$82,385
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	96,006	—	96,006
Rental trucks	436,576	—	436,576
Right-of-use assets, gross	532,643	82,385	615,028
Less: Accumulated depreciation	(323,839)	(31,077)	(354,916)
Right-of-use assets, net	$208,804	$51,308	$260,112

	As of March 31, 2024
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$—	$79,317	$79,317
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	114,607	—	114,607
Rental trucks	607,521	—	607,521
Right-of-use assets, gross	722,189	79,317	801,506
Less: Accumulated depreciation	(432,884)	(25,605)	(458,489)
Right-of-use assets, net	$289,305	$53,712	$343,017

As of September 30, 2024 and March 31, 2024, we had finance lease liabilities for the ROU assets, net of $78.4 million and $117.6 million, respectively, included in Notes, loans and finance leases payable, net in the consolidated balance sheets.

	Finance leases
	September 30,	March 31,
	2024	2024
	(Unaudited)
Weighted average remaining lease term (years)	0.9	1
Weighted average discount rate	4.2%	4.1%

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating leases
	September 30,	March 31,
	2024	2024
	(Unaudited)
Weighted average remaining lease term (years)	22.5	21.9
Weighted average discount rate	4.6%	4.6%

For the six months ended September 30, 2024 and 2023, cash paid for leases included in our operating cash flow activities were $10.6 million and $17.4 million, respectively, and our financing cash flow activities were $39.3 million and $59.8 million, respectively. Non-cash activities of ROU assets in exchange for lease liabilities were $3.1 million and $14.4 million for the first six months of fiscal 2025 and 2024, respectively.

The components of lease costs, including leases of less than 12 months, were as follows:

	Six months ended
	September 30, 2024	September 30, 2023
	(Unaudited)
	(In thousands)

Operating lease costs	$10,334	$16,033

Finance lease cost:
Amortization of right-of-use assets	$17,630	$31,465
Interest on lease liabilities	2,219	4,002
Total finance lease cost	$19,849	$35,467

The short-term lease costs for the first six months of fiscal 2025 and 2024 were not material.

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending March 31,	(In thousands)

2025 (6 months)	$60,653	$6,675
2026	20,379	10,449
2027	—	8,097
2028	—	6,792
2029	—	5,203
Thereafter	—	61,752
Total lease payments	81,032	98,968
Less: imputed interest	(2,650)	(46,497)
Present value of lease liabilities	$78,382	$52,471

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Several class action lawsuits related to the incident were filed against U-Haul, which were consolidated into one action in the U.S. District Court for the District of Arizona (the "Court"). On October 27, 2023, the Court dismissed with prejudice all claims except those brought under the California Consumer Privacy Act. The parties settled all remaining claims for $5.1 million pursuant to an agreement approved by order of the Court on October 25, 2024. All $5.1 million is covered by insurance and has been paid by the insurer into trust for disbursement in accordance with the terms of the settlement.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Revenue

	Quarter ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,805	$7,754
U-Haul management fee revenue from Mercury	1,781	1,513
	$9,586	$9,267

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$15,520	$15,450
U-Haul management fee revenue from Mercury	3,561	2,994
	$19,081	$18,444

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $19.5 million and $17.0 million from the above-mentioned entities during the first six months of fiscal 2025 and 2024, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefiting Edward J. Shoen and James P. Shoen or their descendants.

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

There were several changes recognized in the first six months of fiscal 2025 and will continue to be going forward as a result of this transaction. Retail sales revenues along with the associated cost of goods sold previously recognized by U-Haul will now be with Mercury. U-Move and U-Box related revenue will remain unchanged; however, Mercury will earn standard commissions for the transactions at these locations. Management fees earned by U-Haul will increase as a result of the increased revenues attributable to Mercury and certain operating expenses at these locations that were formerly the responsibility of U-Haul will now be reimbursed by Mercury. The net effect of all of these changes is not expected to result in a material change to operating earnings over the course of the fiscal year.

Related Party Costs and Expenses

	Quarter ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$604	$604
U-Haul printing expenses to Blackwater	1,455	968
U-Haul commission expenses to Blackwater	24,434	24,035
U-Haul lease expenses to Mercury	38	—
U-Haul commission expenses to Mercury	6,323	—
	$32,854	$25,607

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,208	$1,208
U-Haul printing expenses to Blackwater	2,558	1,317
U-Haul commission expenses to Blackwater	47,129	46,738
U-Haul lease expenses to Mercury	76	—
U-Haul commission expenses to Mercury	12,451	—
	$63,422	$49,263

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

As of September 30, 2024, subsidiaries of Blackwater and Mercury acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater and Mercury, excluding Dealer Agreements, provided revenues of $19.1 million and $15.4 million, expenses of $3.8 million and $1.2 million and we received cash flows of $18.2 million and $14.3 million, respectively, during the first six months of fiscal 2025 and 2024. Revenues were $289.6 million and $214.5 million and commission expenses were $59.6 million and $46.7 million, respectively, related to the Dealer Agreements, during the first six months of fiscal 2025 and 2024.

We determined that we do not have a variable interest pursuant to the variable interest entity model under ASC 810, Consolidation in the holding entities of Blackwater and Mercury.

Related Party Assets

	September 30,	March 31,
	2024	2024
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$40,135	$31,950
U-Haul receivable from Mercury	22,525	24,536
Other (a)	(8,372)	1,448
	$54,288	$57,934

(a)
Timing differences for intercompany receivables and payables with insurance subsidiaries resulting from the three-month difference in reporting periods.

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

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the second quarter ended September 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total revenues	$1,573,643	$31,461	$56,157	$(3,153)	$1,658,108
Total earnings (losses) from operations before equity in earnings of subsidiaries	$280,695	$13,823	$7,690	$(252)	$301,956

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the second quarter ended September 30, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total revenues	$1,565,578	$31,852	$55,522	$(3,092)	$1,649,860
Total earnings from operations before equity in earnings of subsidiaries	$401,704	$15,419	$5,608	$(376)	$422,355

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the six months ended September 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total revenues	$3,042,804	$59,639	$109,906	$(5,751)	$3,206,598
Total earnings from operations before equity in earnings of subsidiaries	$575,753	$25,306	$7,643	$(504)	$608,198

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the six months ended September 30, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total revenues	$3,025,091	$59,691	$111,203	$(5,817)	$3,190,168
Total earnings from operations before equity in earnings of subsidiaries	$788,395	$27,401	$6,964	$(747)	$822,013

Total assets by operating segment as of September 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total assets	$17,164,316	$516,162	$3,058,427	$(612,354)	$20,126,551

Total assets by operating segment as of March 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total assets	$16,149,748	$501,566	$2,990,903	$(583,459)	$19,058,758

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended September 30, 2024
Total revenues	$1,565,478	$92,630	$1,658,108
Depreciation and amortization, net of gains on disposals	226,600	8,100	234,700
Interest expense	70,924	574	71,498
Pretax earnings	236,601	9,616	246,217
Income tax expense	56,712	2,707	59,419
Identifiable assets	19,238,854	887,697	20,126,551

Quarter ended September 30, 2023
Total revenues	$1,559,205	$90,655	$1,649,860
Depreciation and amortization, net of gains (losses) on disposals	161,085	1,578	162,663
Interest expense	63,182	761	63,943
Pretax earnings	348,442	9,606	358,048
Income tax expense	82,035	2,505	84,540
Identifiable assets	18,279,234	742,216	19,021,450

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months ended September 30, 2024
Total revenues	$3,033,171	$173,427	$3,206,598
Depreciation and amortization, net of (gains) on disposals	446,012	12,983	458,995
Interest expense	137,673	1,043	138,716
Pretax earnings	483,919	18,690	502,609
Income tax expense	115,089	5,305	120,394
Identifiable assets	19,238,854	887,697	20,126,551

Six Months ended September 30, 2023
Total revenues	$3,020,489	$169,679	$3,190,168
Depreciation and amortization, net of (gains) on disposals	309,398	145	309,543
Interest expense	123,128	1,413	124,541
Pretax earnings	675,514	21,229	696,743
Income tax expense	160,630	5,767	166,397
Identifiable assets	18,279,234	742,216	19,021,450

14. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$246	$297
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	375	368
Other components	(3)	(4)
Total other components of net periodic benefit costs	372	364
Net periodic postretirement benefit cost	$618	$661

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$491	$594
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	750	735
Other components	(6)	(6)
Total other components of net periodic benefit costs	744	729
Net periodic postretirement benefit cost	$1,235	$1,323

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

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of September 30, 2024 and March 31, 2024, that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of September 30, 2024	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,437,923	$—	$2,437,923	$—
Preferred stock	21,766	21,766	—	—
Common stock	41,529	41,529	—	—
Derivatives	11,332	8,210	3,122	—
Total	$2,512,550	$71,505	$2,441,045	$—

Liabilities
Derivatives	$1,952	$—	$1,952	$—
Embedded derivatives	9,406	—	—	9,406
Liabilities from investment contracts	2,389,751	—	—	2,389,751
Market risk benefits	13,355	—	—	13,355
Total	$2,414,464	$—	$1,952	$2,412,512

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,442,504	$—	$2,442,446	$58
Preferred stock	21,260	21,260	—	—
Common stock	45,014	45,014	—	—
Derivatives	18,930	10,538	8,392	—
Total	$2,527,708	$76,812	$2,450,838	$58

Liabilities
Embedded derivatives	$9,300	$—	$—	$9,300
Liabilities from investment contracts	2,290,096	—	—	2,290,096
Market risk benefits	13,400	—	—	13,400
Total	$2,312,796	$—	$—	$2,312,796

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented below are reported at carrying value on the consolidated balance sheets.

Cash equivalents were $1,074.8 million and $1,173.6 million as of September 30, 2024 and March 31, 2024, respectively. Fair values of cash equivalents approximate carrying value due to the short period of time to maturity.

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

	Fair Value Hierarchy
	Carrying				Total
As of September 30, 2024	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$179,765	$—	$—	$179,765	$179,765
Mortgage loans, net	623,042	—	—	592,630	592,630
Other investments	12,641	—	—	12,641	12,641
Total	$815,448	$—	$—	$785,036	$785,036

Liabilities
Notes, loans and finance leases payable	$6,794,502	$—	$6,371,562	$—	$6,371,562
Total	$6,794,502	$—	$6,371,562	$—	$6,371,562

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Hierarchy
	Carrying				Total
As of March 31, 2024	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$177,602	$—	$—	$177,602	$177,602
Mortgage loans, net	604,481	—	—	579,767	579,767
Other investments	18,917	—	—	18,917	18,917
Total	$801,000	$—	$—	$776,286	$776,286

Liabilities
Notes, loans and finance leases payable	$6,304,038	$—	$5,850,346	—	$5,850,346
Total	$6,304,038	$—	$5,850,346	$—	$5,850,346

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets as of September 30, 2024 and March 31, 2024.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the second quarter of fiscal 2025 did not have a material effect on our financial statements.

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving Help are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box containers to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 842, while the shipping obligation represents a contract with a customer accounted for under Topic 606. Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help® services fees are recognized in accordance with Topic 606. Moving Help® services are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer. Operating lease income recognized under Topic 842 within other revenue was $27.5 million and $27.2 million for the second quarters ended September 30, 2024 and 2023, respectively, and $51.7 million and $51.4 million for the six months ended September 30, 2024 and 2023, respectively.

Deferred income primarily relates to payments received from customers prior to satisfaction of our performance obligations. Of the amounts recorded as unearned revenue as of March 31, 2024, $1.4 million and $48.3 million, respectively, was recognized as revenue for the second quarter and six months ended September 30, 2024.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Years Ending September 30,
	2025	2026	2027	2028	2029	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rental revenues	$5,761	$—	$—	$—	$—	$—
Property lease revenues	10,838	18,786	12,824	9,255	6,467	31,283
Total	$16,599	$18,786	$12,824	$9,255	$6,467	$31,283

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

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$125,792	$118,368
Revenues recognized at a point in time:	107,382	111,759
Total revenues recognized under ASC 606	233,174	230,127

Revenues recognized under ASC 842	1,339,320	1,305,523
Insurance premium revenues recognized under ASC 944	47,820	49,472
Net investment and interest income recognized under other topics	37,794	64,738
Total revenues	$1,658,108	$1,649,860

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$225,967	$209,683
Revenues recognized at a point in time:	221,107	229,352
Total revenues recognized under ASC 606	447,074	439,035

Revenues recognized under ASC 842	2,593,637	2,527,839
Insurance premium revenues recognized under ASC 944	90,968	93,964
Net investment and interest income recognized under other topics	74,919	129,330
Total revenues	$3,206,598	$3,190,168

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

We believe that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time). To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 5% as of September 30, 2024 and March 31, 2024, respectively. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of September 30, 2024 and March 31, 2024 was $6.2 million and $6.2 million, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $29.7 million and $29.3 million as of September 30, 2024 and March 31, 2024, respectively, and are excluded from the estimate of credit losses.

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

There were no delinquent commercial mortgage loans as of September 30, 2024 and March 31, 2024. As of September 30, 2024 and March 31, 2024, the Company had no commercial mortgage loans in non-accrual status. The Company had no unfunded commitment balance to commercial loan borrowers as of September 30, 2024.

Reinsurance Recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1% of the total assets as of September 30, 2024, which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium Receivables

Premium receivables were $4.3 million and $1.1 million as of September 30, 2024 and March 31, 2024, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2023	$3,789	$2,101	$517	$6,407
Provision for (reversal of) credit losses	2,447	(1,049)	300	1,698
Write-offs against allowance	—	—	—	—
Recoveries	—	—	—	—
Balance as of March 31, 2024	$6,236	$1,052	$817	$8,105
Provision for (reversal of) credit losses	(60)	1,762	(369)	1,333
Write-offs against allowance	—	—	—	—
Recoveries	—	—	—	—
Balance as of September 30, 2024	$6,176	$2,814	$448	$9,438

18. Income Tax

Tax regulations may require items to be included in our tax return at different times than when those items are reflected in our financial statements. Some of the differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years, which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is more likely than not to allow for the use of the deduction credit. Our effective tax rates for the second quarter ended September 30, 2024 and 2023 was a provision of 24.1% and 23.6%, respectively and for the six months ended September 30, 2024 and 2023 was a provision of 24.0% and 23.9%, respectively. Such rates differed from the federal statutory rate of 21.0% primarily due to state and local income taxes for both periods. Income taxes, net paid in cash was $53.9 million and $25.3 million for the quarters ended September 30, 2024 and 2023, respectively, and $57.5 million and $29.1 million for the six months ended September 30, 2024 and 2023, respectively.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

20. Deferred Policy Acquisition Costs, Net

The following tables present a roll-forward of deferred policy acquisition costs related to long-duration contracts for the six month periods ended September 30, 2024 and 2023.

	Six Months Ended September 30, 2024
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$54,747	$62,426	$4,051	$121,224
Capitalization	7,351	1,774	65	9,190
Amortization expense	(4,366)	(4,281)	(438)	(9,085)
Other, including Experience Adjustment	—	—	—	—
Balance, end of period	$57,732	$59,919	$3,678	$121,329

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended September 30, 2023
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$55,396	$66,954	$6,113	$128,463
Capitalization	5,441	2,212	120	7,773
Amortization expense	(9,631)	(4,515)	(725)	(14,871)
Balance, end of period	$51,206	$64,651	$5,508	$121,365

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Life Insurance Liabilities

The following tables summarize balances and changes in the liability for future policy benefits for life insurance contracts and a reconciliation to policy benefits and losses, claims and loss expense payable.

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$205,389	$223,118
Beginning balance at original discount rate	$204,306	$225,071
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(715)	(187)
Adjusted beginning of year balance	$203,591	$224,884
Issuances	4,780	5,072
Interest accrual	4,998	5,554
Net premium collected	(18,397)	(19,833)
Other	—	—
Ending balance at original discount rate	$194,972	$215,677
Effect of changes in discount rate assumptions (AOCI)	(4,091)	(1,650)
Balance, end of period	$190,881	$214,027

Present value of expected future policy benefits

Balance, beginning of year	$522,122	$530,983
Beginning balance at original discount rate	$514,113	$533,688
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experiences	(1,393)	(565)
Adjusted beginning of year balance	$512,720	$533,123
Issuances	4,780	5,211
Interest accrual	12,587	13,166
Benefit payments	(26,560)	(27,720)
Other	—	—
Ending balance at original discount rate	$503,527	$523,780
Effect of changes in discount rate assumptions (AOCI)	(10,313)	949
Balance, end of period	$493,214	$524,729
End of period, LFPB net	302,332	310,702
Payout annuities and market risk benefits	24,448	30,685
Health insurance	17,238	12,563
Life and annuity claims in course of settlement and claims incurred but not yet reported / Reinsurance losses payable	28,952	10,101
Life DPL / Other life and health	9,553	26,556
LFPB flooring effect	176	—
Life insurance end of period balance	$382,699	$390,607
Moving and Storage balance	318,669	324,642
Property and Casualty balance	132,264	150,148
Policy benefits and losses, claims and loss expenses balance, end of period	$833,632	$865,397

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands, except for percentages and weighted average information)
Expected gross premiums
Undiscounted balance	$350,890	$387,141
Discounted balance at original discount rate	$272,992	$299,161
Discounted balance at current discount rate	$266,964	$296,505

Expected policy benefits
Undiscounted balance	$723,862	$761,261
Discounted balance at original discount rate	$503,526	$523,777
Discounted balance at current discount rate	$493,213	$524,726

Mortality, lapses and morbidity
Mortality actual experience	5.06%	5.02%
Mortality expected experience	5.44%	5.06%
Lapses actual experience	1.90%	1.87%
Lapses expected experience	2.73%	2.65%

Premiums and interest expense
Gross premiums (1)	$25,043	$26,667
Interest expense (2)	$7,589	$7,612

Expected duration (persistency) of policies in-force (years)	6.8	6.9

Weighted average original interest rate of the liability for future policy benefits	4.97%	5.00%

Weighted average current interest rate of the liability for future policy benefits	5.13%	4.65%

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances and changes in Liabilities from investment contracts account balances:

Six Months Ended September 30, 2024

(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,411,352
Deposits received	226,771
Surrenders and withdrawals	(164,919)
Benefit payments	(19,625)
Interest credited	37,584
Other	5,868
End of period	$2,497,031
Weighted average credited rate	3.29
Cash surrender value	$2,172,013

Six Months Ended September 30, 2023

(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,398,884
Deposits received	125,122
Surrenders and withdrawals	(146,647)
Benefit payments	(20,761)
Interest credited	36,992
Other	—
End of period	$2,393,590
Weighted average credited rate	3.09
Cash surrender value	$2,062,233

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with U-Haul Holding Company's overall strategy, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2025, compared with the second quarter and first six months of fiscal 2024, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled "Liquidity and Capital Resources - Summary" and "Use of Cash". We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2025.

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

Several class action lawsuits related to the incident were filed against U-Haul, which were consolidated into one action in the U.S. District Court for the District of Arizona (the "Court"). On October 27, 2023, the Court dismissed with prejudice all claims except those brought under the California Consumer Privacy Act. The parties settled all remaining claims for $5.1 million pursuant to an agreement approved by order of the Court on October 25, 2024. All $5.1 million is covered by insurance and has been paid by the insurer into trust for disbursement in accordance with the terms of the settlement.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

U-Haul Holding Company and Consolidated Entities

Quarter Ended September 30, 2024 compared with the Quarter Ended September 30, 2023

Listed below, on a consolidated basis, are revenues for our major product lines for the second quarter of fiscal 2025 and the second quarter of fiscal 2024:

	Quarter ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$1,087,348	$1,069,405
Self-storage revenues	224,519	208,890
Self-moving and self-storage products and service sales	87,763	91,571
Property management fees	9,586	9,267
Life insurance premiums	20,488	22,498
Property and casualty insurance premiums	25,767	25,571
Net investment and interest income	37,794	64,738
Other revenue	164,843	157,920
Consolidated revenue	$1,658,108	$1,649,860

Self-moving equipment rental revenues increased $17.9 million during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024. Transactions were flat compared to the second quarter of last year while revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company-operated retail locations, and independent dealers, as well as the number of box trucks in the rental fleet.

Self-storage revenues increased $15.6 million during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024. The average monthly number of occupied units increased by 5.5%, or 31,933 units, during the second quarter of fiscal 2025 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 1.6% improvement in average revenue per occupied foot. During the quarter, we added approximately 0.9 million new net rentable square feet.

Sales of self-moving and self-storage products and services decreased $3.8 million during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024. This was due to a decline in reported sales of hitches and moving supplies. Approximately $4.8 million of the decrease was related to the exercise of an option by Mercury Partners, L.P. ("Mercury") in February 2024 to purchase 78 U-Haul branded self-storage locations from W.P. Carey resulting in locations formerly leased by U-Haul now being treated as managed properties. From an operational standpoint, our customers will not recognize any changes to the services they receive from these locations. Please see Note 11. Related Party Transactions for additional information related to this transaction and its effect. Excluding the effects of this ownership change, moving supplies and hitch sales from U-Haul owned and operated locations increased.

Life insurance premiums decreased $2.0 million during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.2 million during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024.

Net investment and interest income decreased $26.9 million during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024. Changes in the market value of common stock investments held at our Property and Casualty Insurance subsidiary accounted for $5.0 million of the decrease and was offset by realized gains on the sale of common stock of $4.1 million. Our Life Insurance subsidiaries investment income increased $2.5 million primarily from gains on derivatives used as hedges to fixed indexed annuities. The Moving and Storage segment interest income has been classified as Other interest income in fiscal 2025 and accounts for $28.5 million of the decrease.

Other revenue increased $6.9 million during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2025 and the second quarter of fiscal 2024. The insurance companies’ two quarters ended June 30, 2024 and 2023.

	Quarter ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,573,643	$1,565,578
Earnings from operations before equity in earnings of subsidiaries	280,695	401,704
Property and casualty insurance
Revenues	31,461	31,852
Earnings from operations	13,823	15,419
Life insurance
Revenues	56,157	55,522
Earnings (losses) from operations	7,690	5,608
Eliminations
Revenues	(3,153)	(3,092)
Earnings from operations before equity in earnings of subsidiaries	(252)	(376)
Consolidated results
Revenues	1,658,108	1,649,860
Earnings from operations	301,956	422,355

Total costs and expenses increased $128.6 million during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024. Operating expenses for Moving and Storage increased $55.2 million. Repair expenses associated with the rental fleet experienced a $5.4 million decrease during the quarter while we experienced increases in personnel, liability costs, property taxes and building maintenance. Approximately $16.5 million of the increase was due to non-recurring costs associated with our transition to a new box supplier.

Depreciation expense associated with our rental fleet increased $36.0 million for the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024 due to the higher cost of new additions to the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net gains from the disposal of rental equipment decreased $29.2 million as resale values have decreased while the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $7.9 million. Net losses on the disposal or retirement of land and buildings increased $1.3 million. Additional details are available in the following Moving and Storage section.

As a result of the changes in revenues and expenses described above, earnings from operations decreased to $302.0 million for the second quarter of fiscal 2025, compared with $422.4 million for the second quarter of fiscal 2024.

Interest expense for the second quarter of fiscal 2025 was $71.5 million, compared with $63.9 million for the second quarter of fiscal 2024, due to an increase in our average cost of debt. Other interest income at Moving and Storage increased $16.1 million due to the new presentation this year compared to last year. It is related to net investment and interest income as presented last year in Moving and Storage comparing these two lines it showed a decrease of $12.3 million due to reduced invested cash balances compared to the second quarter of fiscal 2024.

Income tax expense was $59.4 million for the second quarter of fiscal 2025, compared with $84.5 million for the second quarter of fiscal 2024.

As a result of the above-mentioned items, earnings available to common stockholders were $186.8 million for the second quarter of fiscal 2025, compared with $273.5 million for the second quarter of fiscal 2024.

Moving and Storage

Quarter Ended September 30, 2024 compared with the Quarter Ended September 30, 2023

Listed below are revenues for our major product lines at Moving and Storage for the second quarter of fiscal 2025 and the second quarter of fiscal 2024:

	Quarter ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$1,088,334	$1,070,688
Self-storage revenues	224,519	208,890
Self-moving and self-storage products and service sales	87,763	91,571
Property management fees	9,586	9,267
Net investment and interest income	—	28,520
Other revenue	163,441	156,642
Moving and Storage revenue	$1,573,643	$1,565,578

Self-moving equipment rental revenues increased $17.6 million during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024. Transactions were flat compared to the second quarter of last year while revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company-operated retail locations, and independent dealers, as well as the number of box trucks in the rental fleet.

Self-storage revenues increased $15.6 million during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024. The average monthly number of occupied units increased by 5.5%, or 31,933 units, during the second quarter of fiscal 2025 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 1.6% improvement in average revenue per occupied foot. During the quarter, we added approximately 0.9 million new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Quarter ended September 30,
	2024	2023
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	758	691
Square footage as of September 30	64,499	58,402
Average monthly number of units occupied	610	578
Average monthly occupancy rate based on unit count	80.9%	84.2%
End of June occupancy rate based on unit count	80.0%	83.5%
Average monthly square footage occupied	53,108	49,931

Over the last 12 months we added approximately 6.1 million net rentable square feet of new storage to the system. This was a mix of approximately 1.1 million square feet of existing storage locations we acquired and 5.0 million square feet of new development.

Sales of self-moving and self-storage products and services decreased $3.8 million during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024. This was due to a decline in reported sales of hitches and moving supplies. Approximately $4.8 million of the decrease was related to the exercise of an option by Mercury in February 2024 to purchase 78 U-Haul branded self-storage locations from W.P. Carey resulting in locations formerly leased by U-Haul now being treated as managed properties. From an operational standpoint, our customers will not recognize any changes to the services they receive from these locations. Please see Note 11. Related Party Transactions for additional information related to this transaction and its effect. Excluding the effects of this ownership change, moving supplies and hitch sales from U-Haul owned and operated locations increased.

Other revenue increased $6.8 million during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Total costs and expenses increased $129.1 million during the second quarter of fiscal 2025, compared with the second quarter of fiscal 2024. Operating expenses increased $55.2 million. Repair costs associated with the rental fleet experienced a $5.4 million decrease during the quarter while we experienced increases in personnel, liability costs, property taxes and building maintenance. Approximately $16.5 million of the increase was due to non-recurring costs associated with our transition to a new box supplier.

Depreciation expense associated with our rental fleet increased $36.0 million for the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024 due to the higher cost of new additions to the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net gains from the disposal of rental equipment decreased $29.2 million as resale values have decreased while the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $7.9 million. Net losses on the disposal or retirement of land and buildings increased $1.3 million.

The components of depreciation, net of (gains) losses on disposals were as follows:

	Quarter ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$176,340	$140,341
Depreciation expense - non rental equipment	23,750	23,392
Depreciation expense - real estate	44,735	37,192
Total depreciation expense	$244,825	$200,925

Net gains on disposals of rental equipment	(17,892)	$(46,928)
Net losses on disposals of non-rental equipment	337	125
Total net gains on disposals equipment	$(17,555)	$(46,803)

Depreciation, net of gains (losses) on disposals	$227,270	$154,122

Net losses on disposals of real estate	$2,991	$1,715

As a result of the changes in revenues and expenses described above, earnings from operations for Moving and Storage, before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $280.7 million for the second quarter of fiscal 2025, compared with $401.7 million for the second quarter of fiscal 2024.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $17.0 million for the second quarter of fiscal 2025, compared with $16.9 million for the second quarter of fiscal 2024.

As a result of the above-mentioned changes in revenues and expenses, consolidated earnings from operations for Moving and Storage decreased to $297.7 million for the second quarter of fiscal 2025, compared with $418.6 million for the second quarter of fiscal 2024.

Property and Casualty Insurance

Quarter Ended June 30, 2024 compared with the Quarter Ended June 30, 2023

Premiums were $26.5 million and $26.4 million for the quarters ended June 30, 2024 and 2023, respectively. A significant portion of Repwest’s premiums relate to policies sold in conjunction with U-Haul rental transactions. The premium written corresponded with the change in moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $4.9 million and $5.5 million for the quarters ended June 31, 2024 and 2023, respectively. The main driver of the change in net investment income was a net decrease in the valuation on unaffiliated common stock.

Operating expenses were $11.9 million and $12.1 million for the quarters ended June 30, 2024 and 2023, respectively. The change was primarily due to an increase in adjusting income.

Benefits and losses incurred were $5.7 million and $4.2 million for the quarters ended June 30, 2024 and 2023, respectively. The increase was due to growth in the number of policies issued combined with adverse loss experience.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $13.8 million and $15.4 million for the quarters ended June 30, 2024 and 2023, respectively.

Life Insurance

Quarter Ended June 30, 2024 compared with the Quarter Ended June 30, 2023

Premiums were $20.5 million and $22.5 million for the quarters ended June 30, 2024 and 2023, respectively. Medicare Supplement premiums decreased $1.3 million from the policy decrements offset by premium rate increases. Life premiums decreased $1.0 million primarily from the decrease in sales of single premium life and final expense. Both decreases were due to policyholder lapses currently outweighing sales levels. Deferred annuity deposits were $150.2 million or $68.8 million above prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $34.1 million and $31.6 million for the quarters ended June 30, 2024 and 2023, respectively. Realized losses on derivatives used as hedges to fixed indexed annuities were $2.0 million. Net interest income and realized gain on the invested assets increased $5.7 million, primarily bonds.

Operating expenses were $5.3 million and $4.7 million for the quarters ended June 30, 2024 and 2023, respectively, primarily due to the increase in administrative expenses related to the adjudication of claims for an aging final expense block.

Benefits and losses incurred were $38.7 million and $38.3 million for the quarters ended June 30, 2024 and 2023, respectively. Interest credited to policyholders was primarily responsible for the increase.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset ("SIA") and the value of business acquired ("VOBA") was $4.4 million and $6.8 million for the quarters ended June 30, 2024 and 2023, respectively. The decrease in DAC amortization was primarily due to a lower amount of mortgage prepayment penalty gains, for which we offset gains with a corresponding level of amortization.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $7.6 million and $5.5 million for the quarters ended June 30, 2024 and 2023, respectively.

U-Haul Holding Company and Consolidated Entities

Six Months Ended September 30, 2024 compared with the Six Months Ended September 30, 2023

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2025 and the first six months of fiscal 2024:

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$2,101,680	$2,068,611
Self-storage revenues	440,256	407,851
Self-moving and self-storage products and service sales	184,354	192,443
Property management fees	19,081	18,444
Life insurance premiums	41,228	45,629
Property and casualty insurance premiums	46,996	45,893
Net investment and interest income	74,919	129,330
Other revenue	298,084	281,967
Consolidated revenue	$3,206,598	$3,190,168

Self-moving equipment rental revenues increased $33.1 million during the first six months of fiscal 2025, compared with the first six months of fiscal 2024. Transactions and average revenue per transaction both increased. Compared to the same period last year, we increased the number of Company-operated retail locations, and independent dealers, as well as the number of box trucks in the rental fleet.

Self-storage revenues increased $32.4 million during the first six months of fiscal 2025, compared with the first six months of fiscal 2024. The average monthly number of occupied units increased by 5.6%, or 31,758 units, during the first six months of fiscal 2025 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 2.1% improvement in average revenue per occupied foot. During the first six months, we added approximately 2.6 million of new net rentable square feet.

Sales of self-moving and self-storage products and services decreased $8.1 million for the first six months of fiscal 2025, compared with the first six months of fiscal 2024. This was due to a decline in reported sales of hitches and moving supplies. Approximately $10.1 million of the decrease was related to the exercise of an option by Mercury in February 2024 to purchase 78 U-Haul branded self-storage locations from W.P. Carey resulting in locations formerly leased by U-Haul now being treated as managed properties. From an operational standpoint, our customers will not recognize any changes to the services they receive from these locations. Please see Note 11. Related Party Transactions for additional information related to this transaction and its effect.

Life insurance premiums decreased $4.4 million during the first six months of fiscal 2025, compared with the first six months of fiscal 2024 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $1.1 million during the first six months of fiscal 2025, compared with the first six months of fiscal 2024.

Net investment and interest income decreased $54.4 million during the first six months of fiscal 2025, compared with the first six months of fiscal 2024. Changes in the market value of common stock investments held at our Property and Casualty Insurance subsidiary accounted for $6.1 million of the decrease and was offset by realized gains on the sale of common stock of $4.1 million. Our Life Insurance subsidiaries investment income increased $2.8 million primarily from gains on derivatives used as hedges to fixed indexed annuities. The Moving and Storage segment decreased as the interest income has been classified as Other interest income in fiscal 2025.

Other revenue increased $16.1 million during the first six months of fiscal 2025, compared with the first six months of fiscal 2024, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2025 and the first six months of fiscal 2024. The insurance companies’ first six months ended June 30, 2024 and 2023.

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$3,042,804	$3,025,091
Earnings from operations before equity in earnings of subsidiaries	575,753	788,395
Property and casualty insurance
Revenues	59,639	59,691
Earnings from operations	25,306	27,401
Life insurance
Revenues	109,906	111,203
Earnings from operations	7,643	6,964
Eliminations
Revenues	(5,751)	(5,817)
Earnings from operations before equity in earnings of subsidiaries	(504)	(747)
Consolidated results
Revenues	3,206,598	3,190,168
Earnings from operations	608,198	822,013

Total costs and expenses increased $230.2 million during the first six months of fiscal 2025, compared with the first six months of fiscal 2024. Operating expenses for Moving and Storage increased $76.7 million. Repair costs associated with the rental fleet experienced a $26.2 million decrease during the first six months of fiscal 2025 while we experienced increases in personnel, property taxes, utilities and building maintenance. Approximately $16.5 million of the increase was due to non-recurring costs associated with our transition to a new box supplier.

Depreciation expense associated with our rental fleet increased $58.3 million for the first six months of fiscal 2025 compared with the first six months of fiscal 2024 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $77.1 million as resale values have decreased while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same period last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $16.4 million. Net losses on the disposal or retirement of land and buildings increased $3.4 million. Additional details are available in the following Moving and Storage section.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $213.8 million to $608.2 million for the first six months of fiscal 2025, as compared with $822.0 million for the first six months of fiscal 2024.

Interest expense for the first six months of fiscal 2025 was $138.7 million, compared with $124.5 million for the first six months of fiscal 2024, due to an increase in our average cost of debt. Other interest income at Moving and Storage increased $34.4 million due to the new presentation this year compared to last year. It is related to net investment and interest income as presented last year in Moving and Storage; comparing these two lines it showed a decrease of $21.2 million due to reduced invested cash balances compared to the to the first six months of fiscal 2024.

Income tax expense was $120.4 million for the first six months of fiscal 2025, compared with $166.4 million for the first six months of fiscal 2024.

As a result of the above-mentioned items, earnings available to common stockholders were $382.2 million for the first six months of fiscal 2025, compared with $530.3 million for the first six months of fiscal 2024.

Moving and Storage

Six Months Ended September 30, 2024 compared with the Six Months Ended September 30, 2023

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2025 and the first six months of fiscal 2024:

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$2,103,497	$2,070,767
Self-storage revenues	440,256	407,851
Self-moving and self-storage products and service sales	184,354	192,443
Property management fees	19,081	18,444
Net investment and interest income	—	55,815
Other revenue	295,616	279,771
Moving and Storage revenue	$3,042,804	$3,025,091

Self-moving equipment rental revenues increased $32.7 million during the first six months of fiscal 2025, compared with the first six months of fiscal 2024. Transactions and average revenue per transaction both increased. Compared to the same period last year, we increased the number of Company-operated retail locations, and independent dealers, as well as the number of box trucks in the rental fleet.

Self-storage revenues increased $32.4 million during the first six months of fiscal 2025, compared with the first six months of fiscal 2024. The average monthly number of occupied units increased by 5.6%, or 31,758 units, during the first six months of fiscal 2025 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 2.1% improvement in average revenue per occupied foot. During the first six months, we added approximately 2.6 million of new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	758	691
Square footage as of September 30	64,499	58,402
Average monthly number of units occupied	602	529
Average monthly occupancy rate based on unit count	80.5%	83.5%
End of December occupancy rate based on unit count	80.0%	83.5%
Average monthly square footage occupied	52,412	49,279

Over the last twelve months we added approximately 6.1 million net rentable square feet of new storage to the system. This was a mix of approximately 1.1 million square feet of existing storage locations we acquired and 5.0 million square feet of new development.

Sales of self-moving and self-storage products and services decreased $8.1 million for the first six months of fiscal 2025, compared with the first six months of fiscal 2024. This was due to a decline in reported sales of hitches and moving supplies. Approximately $10.1 million of the decrease was related to the exercise of an option by Mercury in February 2024 to purchase 78 U-Haul branded self-storage locations from W.P. Carey resulting in locations formerly leased by U-Haul now being treated as managed properties. From an operational standpoint, our customers will not recognize any changes to the services they receive from these locations. Please see Note 11. Related Party Transactions for additional information related to this transaction and its effect.

Other revenue increased $15.8 million during the first six months of fiscal 2025, compared with the first six months of fiscal 2024, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Total costs and expenses increased $230.4 million during the first six months of fiscal 2025, compared with the six months of fiscal 2024. Operating expenses increased $76.7 million. Repair costs associated with the rental fleet experienced a $26.2 million decrease during the first six months of fiscal 2025 while we experienced increases in personnel, property taxes, utilities and building maintenance. Approximately $16.5 million of the increase was due to non-recurring costs associated with our transition to a new box supplier.

Depreciation expense associated with our rental fleet increased $58.3 million for the first six months of fiscal 2025 compared with the first six months of fiscal 2024 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $77.1 million as resale values have decreased while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same quarter last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $16.4 million. Net losses on the disposal or retirement of land and buildings increased $3.4 million.

The components of depreciation, net of gains on disposals for the first six months of fiscal 2025 were as follows:

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$333,868	$275,533
Depreciation expense - non rental equipment	47,711	45,694
Depreciation expense - real estate	87,559	73,173
Total depreciation expense	$469,138	$394,400

Net gains on disposals of rental equipment	$(25,840)	$(102,735)
Net losses on disposals of non-rental equipment	517	271
Total net gains on disposals equipment	$(25,323)	$(102,464)

Depreciation, net of gains (losses) on disposals	$443,815	$291,936

Net losses on disposals of real estate	$6,095	$2,736

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $575.8 million for the first six months of fiscal 2025, compared with $788.4 million for the first six months of fiscal 2024.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $26.0 million for the first six months of fiscal 2025, compared with $27.1 million for the first six months of fiscal 2024.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $601.8 million for the first six months of fiscal 2025, compared with $815.5 million for the first six months of fiscal 2024.

Property and Casualty Insurance

Six Months Ended June 30, 2024 compared with the Six Months Ended June 30, 2023

Premiums were $48.5 million and $47.4 million for the six months ended June 30, 2024 and 2023, respectively. A significant portion of Repwest’s premiums relate to policies sold in conjunction with U-Haul rental transactions. The premium written corresponded with the change in moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $11.1 million and $12.3 million for the six months ended June 30, 2024 and 2023, respectively. The main driver of the change in net investment income was a net decrease in the valuation on unaffiliated common stock.

Operating expenses were $23.5 million and $23.4 million for the six months ended June 30, 2024 and 2023, respectively.

Benefits and losses incurred were $10.6 million and $8.7 million for the six months ended June 30, 2024 and 2023, respectively. The increase was due to growth in the number of policies issued combined with adverse loss experience in non-U-Haul related policies.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $25.3 million and $27.4 million for the six months ended June 30, 2024 and 2023, respectively.

Life Insurance

Six Months Ended June 30, 2024 compared with the Six Months Ended June 30, 2023

Premiums were $41.2 million and $45.6 million for the six months ended June 30, 2024 and 2023, respectively. Medicare Supplement premiums decreased $2.4 million due to the advanced age of the block. Life premiums decreased $2.0 million primarily from the decrease in sales of single premium life and final expense. Deferred annuity deposits were $211.7 million or $86.6 million above prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $65.9 million and $63.1 million for the six months ended June 30, 2024 and 2023, respectively. Realized gains on derivatives used as hedges to fixed indexed annuities decreased $1.8 million. The change in the provision for expected credit losses resulted in a $2.2 million decrease. Net interest income and realized gains on the invested assets increased $5.4 million.

Operating expenses were $15.4 million and $10.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase was due to the salary and wages expenses, consulting fees, receivable write down and audit fees.

Benefits and losses incurred were $77.8 million and $79.2 million for the six months ended June 30, 2024 and 2023, respectively. Interest credited to policyholders was primarily responsible for the increase.

Amortization of DAC, SIA and VOBA were $9.1 million and $14.9 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was due to the fluctuations of the ASU 2018-12 amortization method.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $7.4 million and $6.7 million for the six months ended June 30, 2024 and 2023, respectively.

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

As of September 30, 2024, cash and cash equivalents totaled $1,435.6 million, compared with $1,534.5 million as of March 31, 2024. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of September 30, 2024 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, other investments, fixed maturities, equity securities, and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,279,493	$78,305	$77,841
Other financial assets	216,540	419,844	2,824,316
Debt obligations (b)	6,794,502	—	—

(a) As of June 30, 2024
(b) Excludes ($33,721) of debt issuance costs

As of September 30, 2024, Moving and Storage had additional cash available under existing credit facilities of $495.0 million. The majority of invested cash in the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $46.8 million in the first six months of fiscal 2025 compared with the first six months of fiscal 2024 due to the timing of the settlement of credit cards.

Net cash used in investing activities increased $511.5 million in the first six months of fiscal 2025, compared with the first six months of fiscal 2024. Purchases of property, plant and equipment increased $262.6 million. Fleet related spending increased $181.7 million while investment spending on real estate and development increased $101.4 million. Cash from the sales of property, plant and equipment decreased $43.5 million largely due to fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $145.4 million due to an increase in purchases and decreased proceeds on sales in fixed maturity investments and net cash provided by investing activities for Moving and Storage decreased $54.7 million on short-term Treasury notes.

Net cash provided by financing activities increased $276.9 million in the first six months of fiscal 2025, as compared with the first six months of fiscal 2024. This was due to a combination of increased debt payments of $91.5 million, decreased finance lease repayments of $20.5 million, an increase in cash from borrowings of $267.5 million, an increase in dividend payments of $3.5 million and an increase in net annuity deposits from Life Insurance of $83.9 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2025, the Company will reinvest in its rental equipment fleet approximately $1,115 million, net of equipment sales and excluding any lease buyouts. Through the first six months of fiscal 2025, the Company invested, net of sales, approximately $795.0 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2025 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2025 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. For the first six months of fiscal 2025, the Company invested $734.3 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2025, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties and the availability of labor and materials. We are likely to maintain a high level of real estate capital expenditures in fiscal 2025. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $1,562.2 million and $1,256.1 million for the first six months of fiscal 2025 and 2024, respectively. The components of our net capital expenditures are provided in the following table:

	Six months ended September 30,
	2024	2023
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$1,156,115	$974,436
Purchases of real estate, construction and renovations	734,276	632,902
Other capital expenditures	36,611	57,049
Gross capital expenditures	1,927,002	1,664,387
Less: Sales of property, plant and equipment	(364,824)	(408,279)
Net capital expenditures	$1,562,178	$1,256,108

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

Property and Casualty Insurance’s stockholder’s equity was $368.0 million and $350.5 million as of June 30, 2024 and December 31, 2023, respectively. The increase resulted from net earnings of $20.1 million and a decrease in other comprehensive income of $2.5 million due to the decrease in the market value of its investment portfolio. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net deposits as of June 30, 2024 were $42.2 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $200.6 million and $197.7 million as of June 30, 2024 and December 31, 2023, respectively. The decrease resulted from net earnings of $5.9 million and a decrease in other comprehensive income of $3.1 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of June 30, 2024, Oxford had outstanding deposits of $60.0 million in the FHLB, for which Oxford pays fixed interest rates between 0.55% and 4.52% with maturities between March 31, 2025 and April 30, 2029. As of June 30, 2024, available-for-sale-investments held with the FHLB totaled $82.9 million, of which $69.4 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within liabilities from investment contracts on the consolidated balance sheets.

Cash Flows by Operating Segments

Moving and Storage

Net cash provided from operating activities were $920.9 million and $887.3 million for the first six months of fiscal 2025 and 2024, respectively, due to the timing of the settlement of credit cards.

Property and Casualty Insurance

Net cash provided by operating activities were $18.2 million and $18.1 million for the first six months ended June 30, 2024 and 2023, respectively.

Property and Casualty Insurance’s cash and cash equivalents amounted to $78.3 million and $52.5 million as of June 30, 2024 and December 31, 2023, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet our future operating cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $45.2 million and $32.1 million for the second quarters ended June 30, 2024 and 2023, respectively. The increase in operating cash flows was primarily due to timing of settlement of receivables for securities. This was offset by the decrease in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of June 30, 2024 and December 31, 2023, cash and cash equivalents amounted to $77.8 million and $101.9 million, respectively. Management believes that the overall sources of liquidity are adequate to meet our future operating cash needs.

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

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of September 30, 2024, we had available borrowing capacity under existing credit facilities of $495.0 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure.

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

Consolidating Schedules by Operating and Reporting Segment (Unaudited)

This information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent with its subsidiaries.

Consolidating balance sheets as of September 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$1,279,493	$78,305	$77,841	$—		$1,435,639
Trade receivables and reinsurance recoverables, net	137,436	42,268	37,852	—		217,556
Inventories and parts	157,592	—	—	—		157,592
Prepaid expenses	279,539	—	—	—		279,539
Fixed maturity securities available-for-sale, net, at fair value	—	225,196	2,212,727	—		2,437,923
Equity securities, at fair value	—	36,640	26,655	—		63,295
Investments, other	1,000	110,291	532,602	—		643,893
Deferred policy acquisition costs, net	—	—	121,329	—		121,329
Other assets	77,709	17,492	34,870	—		130,071
Right of use assets - financing, net	208,804	—	—	—		208,804
Right of use assets - operating, net	50,716	521	71	—		51,308
Related party assets	78,104	5,449	14,480	(43,745)	(c)	54,288
	2,270,393	516,162	3,058,427	(43,745)		5,801,237

Investment in subsidiaries	568,609	—	—	(568,609)	(b)	—

Property, plant and equipment, at cost:
Land	1,739,422	—	—	—		1,739,422
Buildings and improvements	8,915,534	—	—	—		8,915,534
Furniture and equipment	1,022,945	—	—	—		1,022,945
Rental trailers and other rental equipment	989,672	—	—	—		989,672
Rental trucks	7,123,968	—	—	—		7,123,968
	19,791,541	—	—	—		19,791,541
Less: Accumulated depreciation	(5,466,227)	—	—	—		(5,466,227)
Total property, plant and equipment, net	14,325,314	—	—	—		14,325,314
Total assets	$17,164,316	$516,162	$3,058,427	$(612,354)		$20,126,551

(a) Balances as of June 30, 2024
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets as of September 30, 2024 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$873,873	$5,636	$17,302	$—		$896,811
Notes, loans and finance leases payable, net	6,760,781	—	—	—		6,760,781
Operating lease liabilities	51,863	536	72	—		52,471
Policy benefits and losses, claims and loss expenses payable	318,669	132,264	382,699	—		833,632
Liabilities from investment contracts	—	—	2,497,031	—		2,497,031
Other policyholders' funds and liabilities	—	465	7,580	—		8,045
Deferred income	54,026	—	—	—		54,026
Deferred income taxes, net	1,563,711	5,027	(64,382)	—		1,504,356
Related party liabilities	25,594	4,224	17,526	(47,344)	(c)	—
Total liabilities	9,648,517	148,152	2,857,828	(47,344)		12,607,153

Stockholders' equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(244,430)	(10,906)	(179,021)	193,526	(b)	(240,831)
Retained earnings	7,964,448	284,495	350,849	(635,134)	(b)	7,964,658
Cost of common stock in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred stock in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	7,515,799	368,010	200,599	(565,010)		7,519,398
Total liabilities and stockholders' equity	$17,164,316	$516,162	$3,058,427	$(612,354)		$20,126,551

(a) Balances as of June 30, 2024
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

(a) Balances as of December 31, 2023
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating statement of operations by operating segment for the quarter ended September 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$1,088,334	$—	$—	$(986)	(c)	$1,087,348
Self-storage revenues	224,519	—	—	—		224,519
Self-moving and self-storage products and service sales	87,763	—	—	—		87,763
Property management fees	9,586	—	—	—		9,586
Life insurance premiums	—	—	20,488	—		20,488
Property and casualty insurance premiums	—	26,518	—	(751)	(c)	25,767
Net investment and interest income	—	4,943	34,102	(1,251)	(b)	37,794
Other revenue	163,441	—	1,567	(165)	(b)	164,843
Total revenues	1,573,643	31,461	56,157	(3,153)		1,658,108

Costs and expenses:
Operating expenses	875,815	11,875	5,278	(1,895)	(b,c)	891,073
Commission expenses	119,008	—	—	—		119,008
Cost of product sales	62,250	—	—	—		62,250
Benefits and losses	—	5,672	38,720	—		44,392
Amortization of deferred policy acquisition costs	—	—	4,439	—		4,439
Lease expense	5,614	91	30	(1,006)	(b)	4,729
Depreciation, net of gains on disposals	227,270	—	—	—		227,270
Net losses on disposal of real estate	2,991	—	—	—		2,991
Total costs and expenses	1,292,948	17,638	48,467	(2,901)		1,356,152

Earnings from operations before equity in earnings of subsidiaries	280,695	13,823	7,690	(252)		301,956

Equity in earnings of subsidiaries	17,006	—	—	(17,006)	(d)	—

Earnings from operations	297,701	13,823	7,690	(17,258)		301,956
Other components of net periodic benefit costs	(372)	—	—	—		(372)
Other interest income	16,251	—	—	(120)	(b)	16,131
Interest expense	(71,750)	—	(120)	372	(b)	(71,498)
Pretax earnings	241,830	13,823	7,570	(17,006)		246,217
Income tax expense	(55,032)	(2,844)	(1,543)	—		(59,419)
Net earnings available to common stockholders	$186,798	$10,979	$6,027	$(17,006)		$186,798

(a) Balances for the quarter ended June 30, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by operating segment for the quarter ended September 30, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$1,070,688	$—	$—	$(1,283)	(c)	$1,069,405
Self-storage revenues	208,890	—	—	—		208,890
Self-moving and self-storage products and service sales	91,571	—	—	—		91,571
Property management fees	9,267	—	—	—		9,267
Life insurance premiums	—	—	22,498	—		22,498
Property and casualty insurance premiums	—	26,371	—	$(800)	(c)	25,571
Net investment and interest income	28,520	5,481	31,621	(884)	(b)	64,738
Other revenue	156,642	—	1,403	(125)	(b)	157,920
Total revenues	1,565,578	31,852	55,522	(3,092)		1,649,860

Costs and expenses:
Operating expenses	820,617	12,113	4,731	(2,203)	(b,c)	835,258
Commission expenses	111,961	—	—	—		111,961
Cost of product sales	66,620	—	—	—		66,620
Benefits and losses	—	4,229	38,324	—		42,553
Amortization of deferred policy acquisition costs	—	—	6,826	—		6,826
Lease expense	8,839	91	33	(513)	(b)	8,450
Depreciation, net of gains on disposals	154,122	—	—	—		154,122
Net losses on disposal of real estate	1,715	—	—	—		1,715
Total costs and expenses	1,163,874	16,433	49,914	(2,716)		1,227,505

Earnings from operations before equity in earnings of subsidiaries	401,704	15,419	5,608	(376)		422,355

Equity in earnings of subsidiaries	16,862	—	—	(16,862)	(d)	—

Earnings from operations	418,566	15,419	5,608	(17,238)		422,355
Other components of net periodic benefit costs	(364)	—	—	—		(364)
Interest expense	(64,199)	—	(120)	376	(b)	(63,943)
Pretax earnings	354,003	15,419	5,488	(16,862)		358,048
Income tax expense	(80,495)	(3,181)	(864)	—		(84,540)
Net earnings available to common stockholders	$273,508	$12,238	$4,624	$(16,862)		$273,508

(a) Balances for the quarter ended June 30, 2023
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by operating segment for the six months ended September 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$2,103,497	$—	$—	$(1,817)	(c)	$2,101,680
Self-storage revenues	440,256	—	—	—		440,256
Self-moving and self-storage products and service sales	184,354	—	—	—		184,354
Property management fees	19,081	—	—	—		19,081
Life insurance premiums	—	—	41,228	—		41,228
Property and casualty insurance premiums	—	48,547	—	(1,551)	(c)	46,996
Net investment and interest income	—	11,092	65,933	(2,106)	(b)	74,919
Other revenue	295,616	—	2,745	(277)	(b)	298,084
Total revenues	3,042,804	59,639	109,906	(5,751)		3,206,598

Costs and expenses:
Operating expenses	1,645,611	23,505	15,350	(3,636)	(b,c)	1,680,830
Commission expenses	231,579	—	—	—		231,579
Cost of product sales	128,264	—	—	—		128,264
Benefits and losses	—	10,631	77,767	—		88,398
Amortization of deferred policy acquisition costs	—	—	9,085	—		9,085
Lease expense	11,687	197	61	(1,611)	(b)	10,334
Depreciation, net of gains on disposals	443,815	—	—	—		443,815
Net losses on disposal of real estate	6,095	—	—	—		6,095
Total costs and expenses	2,467,051	34,333	102,263	(5,247)		2,598,400

Earnings from operations before equity in earnings of subsidiaries	575,753	25,306	7,643	(504)		608,198

Equity in earnings of subsidiaries	26,024	—	—	(26,024)	(d)	—

Earnings from operations	601,777	25,306	7,643	(26,528)		608,198
Other components of net periodic benefit costs	(744)	—	—	—		(744)
Other interest income	34,606	—	—	(240)	(b)	34,366
Interest expense	(139,220)	—	(240)	744	(b)	(138,716)
Fees on early extinguishment of debt and costs of defeasance	(495)	—	—	—		(495)
Pretax earnings	495,924	25,306	7,403	(26,024)		502,609
Income tax expense	(113,709)	(5,221)	(1,464)	—		(120,394)
Net earnings available to common stockholders	$382,215	$20,085	$5,939	$(26,024)		$382,215

(a) Balances for the six months ended June 30, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by operating segment for the six months ended September 30, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$2,070,767	$—	$—	$(2,156)	(c)	$2,068,611
Self-storage revenues	407,851	—	—	—		407,851
Self-moving and self-storage products and service sales	192,443	—	—	—		192,443
Property management fees	18,444	—	—	—		18,444
Life insurance premiums	—	—	45,629	—		45,629
Property and casualty insurance premiums	—	47,418	—	(1,525)	(c)	45,893
Net investment and interest income	55,815	12,273	63,132	(1,890)	(b)	129,330
Other revenue	279,771	—	2,442	(246)	(b)	281,967
Total revenues	3,025,091	59,691	111,203	(5,817)		3,190,168

Costs and expenses:
Operating expenses	1,568,900	23,420	10,097	(3,918)	(b,c)	1,598,499
Commission expenses	218,888	—	—	—		218,888
Cost of product sales	137,295	—	—	—		137,295
Benefits and losses	—	8,687	79,210	—		87,897
Amortization of deferred policy acquisition costs	—	—	14,871	—		14,871
Lease expense	16,941	183	61	(1,152)	(b)	16,033
Depreciation, net of gains on disposals	291,936	—	—	—		291,936
Net losses on disposal of real estate	2,736	—	—	—		2,736
Total costs and expenses	2,236,696	32,290	104,239	(5,070)		2,368,155

Earnings from operations before equity in earnings of subsidiaries	788,395	27,401	6,964	(747)		822,013

Equity in earnings of subsidiaries	27,092	—	—	(27,092)	(d)	—

Earnings from operations	815,487	27,401	6,964	(27,839)		822,013
Other components of net periodic benefit costs	(729)	—	—	—		(729)
Interest expense	(125,048)	—	(240)	747	(b)	(124,541)
Pretax earnings	689,710	27,401	6,724	(27,092)		696,743
Income tax expense	(159,364)	(5,653)	(1,380)	—		(166,397)
Net earnings available to common stockholders	$530,346	$21,748	$5,344	$(27,092)		$530,346

(a) Balances for the six months ended June 30, 2023
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by operating segment for the six months ended September 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$382,215	$20,085	$5,939	$(26,024)	$382,215
Earnings from consolidated entities	(26,024)	—	—	26,024	—
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	469,138	—	—	—	469,138
Amortization of premiums and accretion of discounts related to investments, net	—	709	6,364	—	7,073
Amortization of debt issuance costs	2,880	—	—	—	2,880
Interest credited to policyholders	—	—	37,584	—	37,584
Provision for allowance for losses on trade receivables, net	(52)	22	1,841	—	1,811
Operating lease right-of-use asset amortization	5,297	—	—	—	5,297
Net gains on disposal of personal property	(25,323)	—	—	—	(25,323)
Net losses on disposal of real estate	6,095	—	—	—	6,095
Net losses on sales of fixed maturity securities	—	—	84	—	84
Net gains on equity securities and investments other	—	(791)	(2,278)	—	(3,069)
Deferred income taxes	59,915	851	(677)	—	60,089
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(965)	(188)	(508)	—	(1,661)
Inventories and parts	(6,653)	—	—	—	(6,653)
Prepaid expenses	(33,317)	—	—	—	(33,317)
Deferred policy acquisition costs, net	—	—	(105)	—	(105)
Other assets	(12,614)	(43)	(755)	—	(13,412)
Related party assets	(3,157)	767	(2,443)	—	(4,833)
Accounts payable and accrued expenses and operating lease liabilities	101,367	(4,201)	6,165	—	103,331
Policy benefits and losses, claims and loss expenses payable	(1,196)	(215)	(373)	—	(1,784)
Other policyholders' funds and liabilities	—	(168)	(9,857)	—	(10,025)
Deferred income	2,818	—	—	—	2,818
Related party liabilities	447	1,337	4,261	—	6,045
Net cash provided by operating activities	920,871	18,165	45,242	—	984,278

Cash flows from investing activities:
Escrow deposits activity	(4,808)	—	—	—	(4,808)
Purchases of:
Property, plant and equipment	(1,927,002)	—	—	—	(1,927,002)
Fixed maturity securities available-for-sale	—	—	(227,330)	—	(227,330)
Equity securities	—	(610)	—	—	(610)
Investments, other	—	(10,598)	(52,261)	—	(62,859)
Proceeds from sales of:
Property, plant and equipment	364,824	—	—	—	364,824
Fixed maturity securities available-for-sale	72,986	7,635	120,200	—	200,821
Equity securities	—	10,595	11	—	10,606
Investments, other	—	610	47,881	—	48,491
Net cash used by investing activities	(1,494,000)	7,632	(111,499)	—	(1,597,867)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2024

Consolidating cash flow statements by operating segment for the six months ended September 30, 2024 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	972,428	—	—	—	972,428
Principal repayments on credit facilities	(443,431)	—	—	—	(443,431)
Payments of debt issuance costs	(3,922)	—	—	—	(3,922)
Finance lease payments	(39,259)	—	—	—	(39,259)
Securitization deposits	189	—	—	—	189
Series N Non-Voting Common Stock dividends paid	(17,647)	—	—	—	(17,647)
Investment contract deposits	—	—	226,771	—	226,771
Investment contract withdrawals	—	—	(184,544)	—	(184,544)
Net cash provided by financing activities	468,358	—	42,227	—	510,585

Effects of exchange rate on cash	4,099	—	—	—	4,099

Increase (decrease) in cash and cash equivalents	(100,672)	25,797	(24,030)	—	(98,905)
Cash and cash equivalents at beginning of period	1,380,165	52,508	101,871	—	1,534,544
Cash and cash equivalents at end of period	$1,279,493	$78,305	$77,841	$—	$1,435,639
	(page 2 of 2)
(a) Balance for the period ended June 30, 2024

Consolidating cash flow statements by operating segment for the six months ended September 30, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$530,346	$21,748	$5,344	$(27,092)	$530,346
Earnings from consolidated entities	(27,092)	—	—	27,092	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	394,400	—	—	—	394,400
Amortization of premiums and accretion of discounts related to investments, net	—	794	7,647	—	8,441
Amortization of debt issuance costs	3,427	—	—	—	3,427
Interest credited to policyholders	—	—	36,329	—	36,329
Provision for allowance (recoveries) for losses on trade receivables, net	646	(68)	—	—	578
Operating lease right-of-use asset amortization	7,979	—	—	—	7,979
Net gains on disposal of personal property	(102,464)	—	—	—	(102,464)
Net losses on disposal of real estate	2,736	—	—	—	2,736
Net gains on sales of fixed maturity securities	—	(9)	(908)	—	(917)
Net gains on equity securities and investments other	—	(2,745)	—	—	(2,745)
Deferred income taxes	108,291	501	(1,041)	—	107,751
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(23,200)	(1,865)	1,663	—	(23,402)
Inventories and parts	(10,059)	—	—	—	(10,059)
Prepaid expenses	(21,824)	—	—	—	(21,824)
Deferred policy acquisition costs, net	—	—	7,098	—	7,098
Other assets	(15,318)	134	(1,546)	—	(16,730)
Related party assets	6,279	1,124	—	—	7,403
Accounts payable and accrued expenses	38,562	1,446	(16,760)	—	23,248
Policy benefits and losses, claims and loss expenses payable	(10,609)	(2,859)	(5,085)	—	(18,553)
Other policyholders' funds and liabilities	—	(576)	22	—	(554)
Deferred income	4,532	—	(417)	—	4,115
Related party liabilities	671	425	(268)	—	828
Net cash provided by operating activities	887,303	18,050	32,078	—	937,431

Cash flows from investing activities:
Escrow deposits activity	573	—	—	—	573
Purchases of:
Property, plant and equipment	(1,664,387)	—	—	—	(1,664,387)
Fixed maturity securities available-for-sale	(97,331)	(2,216)	(52,133)	—	(151,680)
Equity securities	—	(308)	(1)	—	(309)
Investments, other	(16)	(7,300)	(90,923)	—	(98,239)
Proceeds from sales of:
Property, plant and equipment	408,279	—	—	—	408,279
Fixed maturity securities available-for-sale	224,999	23,139	157,037	—	405,175
Equity securities	—	296	4	—	300
Investments, other	—	1,335	12,627	—	13,962
Net cash used by investing activities	(1,127,883)	14,946	26,611	—	(1,086,326)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2023

Consolidating cash flow statements by operating segment for the six months ended September 30, 2023 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	704,960	—	—	—	704,960
Principal repayments on credit facilities	(351,893)	—	—	—	(351,893)
Payment of debt issuance costs	(4,018)	—	—	—	(4,018)
Finance lease payments	(59,752)	—	—	—	(59,752)
Securitization deposits	151	—	—	—	151
Series N Non-Voting Common Stock dividends paid	(14,118)	—	—	—	(14,118)
Investment contract deposits	—	—	132,630	—	132,630
Investment contract withdrawals	—	—	(174,256)	—	(174,256)
Net cash provided by financing activities	275,330	—	(41,626)	—	233,704

Effects of exchange rate on cash	(202)	—	—	—	(202)

Increase (decrease) in cash and cash equivalents	34,548	32,996	17,063	—	84,607
Cash and cash equivalents at beginning of period	2,034,242	11,276	15,006	—	2,060,524
Cash and cash equivalents at end of period	$2,068,790	$44,272	$32,069	$—	$2,145,131
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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform their obligations. Following is a summary of our interest rate swap agreements as of September 30, 2024:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$56,627	$1,389	7/15/2022	7/15/2032	2.86%	1 Month SOFR
68,750	895	8/1/2022	8/1/2026	2.72%	1 Month SOFR
68,250	838	8/1/2022	8/31/2026	2.75%	1 Month SOFR
100,000	(757)	8/31/2023	8/31/2025	4.71%	1 Month SOFR
87,500	(1,195)	8/1/2024	8/1/2026	4.39%	1 Month SOFR

As of September 30, 2024, we had $778.6 million of variable rate debt obligations, of this amount, $400.0 million is not fixed through interest rate swaps. If Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $4.0 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of September 30, 2024 and March 31, 2024, these derivative hedges had a net market value of $8.2 million and $10.5 million, with notional amounts of $530.2 million and $526.4 million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.4% and 5.3% of our revenue was generated in Canada during the first six months of fiscal 2025 and 2024, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

Cautionary Statements Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” regarding future events and our future results of operations. We may make additional written or oral forward-looking statements from time to time in filings with the SEC or otherwise. We believe such forward-looking statements are within the meaning of the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements may include, but are not limited to:

•
the risk associated with potential future pandemics or similar events on system members or customers;
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
•
our ability to expand our breadth and reach of the U-Box® program;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. Based upon that evaluation, our CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following documents are filed as part of this report:

Exhibit Number	Description	Page or Method of Filing
10.1	Note Purchase Agreement, dated August 21, 2024, among U-Haul Holding Company and the purchasers named therein	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255
10.2	Form of U-Haul Holding Company 5.86% Senior Note, Series A due August 21, 2032 (included as part of exhibit 10.1)	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255
10.3	Form of U-Haul Holding Company 5.91% Senior Note, Series B due August 21, 2033 (included as part of exhibit 10.1)	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255
10.4	Form of U-Haul Holding Company 5.95% Senior Note, Series C due August 21, 2034 (included as part of exhibit 10.1)	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255
10.5	Form of U-Haul Holding Company 6.00% Senior Note, Series D due August 21, 2035 (included as part of exhibit 10.1)	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company	Filed herewith
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Filed herewith
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-Haul Holding Company

Date: November 6, 2024	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: November 6, 2024	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2024	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)