Form 10-Q
period 2024-12-31
U-Haul Holding Co /NV/
filed 2025-02-05
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

19,607,788 shares of Common Stock, $0.25 par value, were outstanding as of February 5, 2025.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of February 5, 2025.

Part i Financial information

Item 1. Financial Statements

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED balance sheets

	December 31,	March 31,
	2024	2024
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,017,398	$1,534,544
Trade receivables and reinsurance recoverables, net	181,303	215,908
Inventories and parts	155,140	150,940
Prepaid expenses	265,891	246,082
Fixed maturity securities available-for-sale (net of allowance for credit loss of $3,049 and $1,052, respectively) at fair value and amortized cost ($2,776,940 and $2,660,093, respectively)	2,617,126	2,442,504
Equity securities, at fair value	67,667	66,274
Investments, other	625,630	633,936
Deferred policy acquisition costs, net	123,015	121,224
Other assets	126,413	111,743
Right of use assets - financing, net	168,817	289,305
Right of use assets - operating, net	48,500	53,712
Related party assets	58,048	57,934
	5,454,948	5,924,106
Property, plant and equipment, at cost:
Land	1,822,497	1,670,033
Buildings and improvements	9,305,846	8,237,354
Furniture and equipment	1,036,203	1,003,770
Rental trailers and other rental equipment	1,032,132	936,303
Rental trucks	7,347,053	6,338,324
	20,543,731	18,185,784
Less: Accumulated depreciation	(5,668,514)	(5,051,132)
Total property, plant and equipment, net	14,875,217	13,134,652
Total assets	$20,330,165	$19,058,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$799,452	$783,084
Notes, loans and finance leases payable, net	6,896,987	6,271,362
Operating lease liabilities	49,543	55,032
Policy benefits and losses, claims and loss expenses payable	829,992	849,113
Liabilities from investment contracts	2,546,940	2,411,352
Other policyholders' funds and liabilities	20,895	18,070
Deferred income	47,419	51,175
Deferred income taxes, net	1,507,604	1,447,125
Total liabilities	12,698,832	11,886,313

Commitments and contingencies (notes 5 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized: Series A preferred stock, with no par value, 6,100,000 shares authorized; 6,100,000 shares issued and none outstanding	—	—
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding	—	—
Serial common stock, with or without par value, 250,000,000 shares authorized: Serial common stock of $0.25 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, with $0.25 par value, 250,000,000 shares authorized: Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700 issued and 19,607,788 outstanding	10,497	10,497
Series N Non-Voting Common Stock with $0.001 par value, 250,000,000 shares authorized Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized; 176,470,092 shares issued and outstanding	176	176
Additional paid-in capital	462,548	462,548
Accumulated other comprehensive loss	(187,238)	(223,216)
Retained earnings	8,023,000	7,600,090
Cost of common stock in treasury, net (22,377,912 shares)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	7,631,333	7,172,445
Total liabilities and stockholders' equity	$20,330,165	$19,058,758

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Quarter ended December 31,
	2024	2023
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$878,585	$839,801
Self-storage revenues	227,125	210,517
Self-moving and self-storage products and service sales	70,407	70,344
Property management fees	8,869	10,138
Life insurance premiums	22,926	22,574
Property and casualty insurance premiums	28,364	26,490
Net investment and interest income	40,536	57,457
Other revenue	111,746	102,193
Total revenues	1,388,558	1,339,514

Costs and expenses:
Operating expenses	782,351	770,405
Commission expenses	95,031	87,955
Cost of product sales	52,767	51,536
Benefits and losses	48,683	42,495
Amortization of deferred policy acquisition costs	4,493	4,155
Lease expense	5,052	9,148
Depreciation, net of gains on disposals of ($3,526 and $36,189 respectively)	246,091	173,648
Net losses on disposal of real estate	3,358	2,584
Total costs and expenses	1,237,826	1,141,926

Earnings from operations	150,732	197,588
Other components of net periodic benefit costs	(372)	(365)
Other interest income	15,638	—
Interest expense	(76,581)	(67,450)
Pretax earnings	89,417	129,773
Income tax expense	(22,251)	(30,549)
Net earnings available to common stockholders	$67,166	$99,224
Basic and diluted earnings per share of Common Stock	$0.30	$0.46
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$0.35	$0.51
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the third quarters ended December 31, 2024 and 2023, net of eliminations, were $8.9 million and $10.1 million, respectively.

Related party costs and expenses for the third quarters ended December 31, 2024 and 2023, net of eliminations, were $26.5 million and $20.4 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$2,980,265	$2,908,412
Self-storage revenues	667,381	618,368
Self-moving and self-storage products and service sales	254,761	262,787
Property management fees	27,950	28,582
Life insurance premiums	64,154	68,203
Property and casualty insurance premiums	75,360	72,383
Net investment and interest income	115,455	186,787
Other revenue	409,830	384,160
Total revenues	4,595,156	4,529,682

Costs and expenses:
Operating expenses	2,463,181	2,368,904
Commission expenses	326,610	306,843
Cost of product sales	181,031	188,831
Benefits and losses	137,081	130,392
Amortization of deferred policy acquisition costs	13,578	19,026
Lease expense	15,386	25,181
Depreciation, net of gains on disposal ($28,849 and $138,653, respectively)	689,906	465,584
Net losses on disposal of real estate	9,453	5,320
Total costs and expenses	3,836,226	3,510,081

Earnings from operations	758,930	1,019,601
Other components of net periodic benefit costs	(1,116)	(1,094)
Other interest income	50,004	—
Interest expense	(215,297)	(191,991)
Fees on early extinguishment of debt and costs of defeasance	(495)	—
Pretax earnings	592,026	826,516
Income tax expense	(142,645)	(196,946)
Net earnings available to common stockholders	$449,381	$629,570
Basic and diluted earnings per common share	$2.16	$3.09
Weighted average common shares outstanding: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$2.31	$3.22
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the first nine months ended December 31, 2024 and 2023, net of eliminations, were $28.0 million and $28.6 million, respectively.

Related party costs and expenses for the first nine months ended December 31, 2024 and 2023, net of eliminations, were $90.0 million and $69.7 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter ended December 31, 2024	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$89,417	$(22,251)	$67,166
Other comprehensive income (loss):
Foreign currency translation	(3,929)	—	(3,929)
Unrealized net gain on investments and future policy benefits discount rate remeasurement gains (losses)	68,650	(14,542)	54,108
Change in fair value of cash flow hedges	6,121	(1,510)	4,611
Amounts reclassified into earnings on hedging activities	(1,596)	399	(1,197)
Total other comprehensive income (loss)	69,246	(15,653)	53,593

Total comprehensive income (loss)	$158,663	$(37,904)	$120,759

Quarter ended December 31, 2023	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$129,773	$(30,549)	$99,224
Other comprehensive income (loss):
Foreign currency translation	5,268	—	5,268
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	(41,618)	8,833	(32,785)
Change in fair value of cash flow hedges	(5,769)	1,417	(4,352)
Amounts reclassified into earnings on hedging activities	(1,471)	362	(1,109)
Total other comprehensive income (loss)	(43,590)	10,612	(32,978)

Total comprehensive income (loss)	$86,183	$(19,937)	$66,246

Nine months ended December 31, 2024	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$592,026	$(142,645)	$449,381
Other comprehensive income (loss):
Foreign currency translation	(3,712)	—	(3,712)
Unrealized net gain on investments and future policy benefits discount rate remeasurement gains (losses)	57,171	(12,508)	44,663
Change in fair value of cash flow hedges	5,907	(1,505)	4,402
Amounts reclassified into earnings on hedging activities	(12,500)	3,125	(9,375)
Total other comprehensive income (loss)	46,866	(10,888)	35,978

Total comprehensive income (loss)	$638,892	$(153,533)	$485,359

Nine months ended December 31, 2023	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$826,516	$(196,946)	$629,570
Other comprehensive income (loss):
Foreign currency translation	2,888	—	2,888
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	(32,942)	7,204	(25,738)
Change in fair value of cash flow hedges	3,742	(919)	2,823
Amounts reclassified into earnings on hedging activities	(3,966)	974	(2,992)
Total other comprehensive income (loss)	(30,278)	7,259	(23,019)

Total comprehensive income (loss)	$796,238	$(189,687)	$606,551

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of September 30, 2024	$10,497	$176		$462,548	$(240,831)	$7,964,658	$(525,653)	$(151,997)	$7,519,398
Foreign currency translation	—	—		—	(3,929)	—	—	—	(3,929)
Unrealized net gain on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—		—	54,108	—	—	—	54,108
Change in fair value of cash flow hedges, net of tax	—	—		—	4,611	—	—	—	4,611
Amounts reclassified into earnings on hedging activities	—	—		—	(1,197)	—	—	—	(1,197)
Net earnings	—	—		—	—	67,166	—	—	67,166
Series N Non-Voting Common Stock dividends: ($0.05 per share)	—	—		—	—	(8,824)	—	—	(8,824)
Net activity	—	—		—	53,593	58,342	—	—	111,935
Balance as of December 31, 2024	$10,497	$176		$462,548	$(187,238)	$8,023,000	$(525,653)	(151,997)	$7,631,333

Balance as of September 30, 2023	$10,497	$176		$453,643	$(275,664)	$7,519,376	$(525,653)	$(151,997)	$7,030,378
Foreign currency translation	—	—		—	5,268	—	—	—	5,268
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—		—	(32,785)	—	—	—	(32,785)
Change in fair value of cash flow hedges, net of tax	—	—		—	(4,352)	—	—	—	(4,352)
Amounts reclassified into earnings on hedging activities	—	—		—	(1,109)	—	—	—	(1,109)
Net earnings	—	—		—	—	99,224	—	—	99,224
Series N Non-Voting Common stock dividends: ($0.05 per share)	—	—		—	—	(8,823)	—	—	(8,823)
Net activity	—	—		—	(32,978)	90,401	—	—	57,423
Balance as of December 31, 2023	$10,497	$176	$	$453,643	$(308,642)	$7,609,777	$(525,653)	$(151,997)	$7,087,801

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2024	$10,497	$176	$462,548	$(223,216)	$7,600,090	$(525,653)	$(151,997)	$7,172,445
Foreign currency translation	—	—	—	(3,712)	—	—	—	(3,712)
Unrealized net gain on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	44,663	—	—	—	44,663
Change in fair value of cash flow hedges, net of tax	—	—	—	4,402	—	—	—	4,402
Amounts reclassified into earnings on hedging activities	—	—	—	(9,375)	—	—	—	(9,375)
Net earnings	—	—	—	—	449,381	—	—	449,381
Series N Non-Voting Common Stock dividends: ($0.15 per share)	—	—	—	—	(26,471)	—	—	(26,471)
Net activity	—	—	—	35,978	422,910	—	—	458,888
Balance as of December 31, 2024	$10,497	$176	462,548	$(187,238)	$8,023,000	$(525,653)	(151,997)	$7,631,333

Balance as of March 31, 2023	$10,497	$176	$453,643	$(285,623)	$7,003,148	$(525,653)	$(151,997)	$6,504,191
Foreign currency translation	—	—	—	2,888	—	—	—	2,888
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	(25,738)	—	—	—	(25,738)
Change in fair value of cash flow hedges, net of tax	—	—	—	2,823	—	—	—	2,823
Amounts reclassified into earnings on hedging activities	—	—	—	(2,992)	—	—	—	(2,992)
Net earnings	—	—	—	—	629,570	—	—	629,570
Series N Non-Voting Common stock dividends: ($0.13 per share)	—	—	—	—	(22,941)	—	—	(22,941)
Net activity	—	—	—	(23,019)	606,629	—	—	583,610
Balance as of December 31, 2023	$10,497	$176	$453,643	$(308,642)	$7,609,777	$(525,653)	$(151,997)	$7,087,801

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul holding company AND CONSOLIDATED subsidiaries

consolidatED statements of cash flows

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$449,381	$629,570
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	718,755	604,237
Amortization of premiums and accretion of discounts related to investments, net	10,431	12,905
Amortization of debt issuance costs	4,275	5,295
Interest credited to policyholders	58,290	52,099
Provision for allowance for losses on trade receivables, net	1,463	1,155
Operating lease right-of-use asset amortization	8,015	11,338
Net gains on disposal of personal property	(28,849)	(138,653)
Net losses on disposal of real estate	9,453	5,320
Net (gains) losses on sales of fixed maturity securities	19	(662)
Net gains on equity securities and investments, other	(7,299)	(174)
Deferred income taxes, net	48,769	101,999
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	34,720	(7,217)
Inventories and parts	(4,209)	(3,698)
Prepaid expenses	(20,559)	1,509
Deferred policy acquisition costs, net	(1,791)	7,629
Other assets	(19,270)	(20,627)
Related party assets	(2,404)	(1,073)
Accounts payable and accrued expenses and operating lease liabilities	20,461	14,216
Policy benefits and losses, claims and loss expenses payable	(22,069)	(29,719)
Other policyholders' funds and liabilities	2,825	866
Deferred income	(3,602)	(7,046)
Related party liabilities	(909)	774
Net cash provided by operating activities	1,255,896	1,240,043

Cash flows from investing activities:
Escrow deposits activity	3,445	1,045
Purchases of:
Property, plant and equipment	(2,863,496)	(2,400,949)
Fixed maturity securities available-for-sale	(441,974)	(270,383)
Equity securities	(852)	(519)
Investments, other	(92,774)	(132,963)
Proceeds from sales of:
Property, plant and equipment	530,135	598,170
Fixed maturity securities available-for-sale	318,634	447,489
Equity securities	10,842	1,417
Investments, other	97,594	46,800
Net cash used in investing activities	(2,438,446)	(1,709,893)

Cash flows from financing activities:
Borrowings from credit facilities	1,404,974	1,037,082
Principal repayments on credit facilities	(713,949)	(625,067)
Payment of debt issuance costs	(4,224)	(4,072)
Finance lease payments	(60,661)	(86,166)
Securitization deposits	331	236
Series N Non-Voting Common Stock dividends paid	(26,471)	(22,941)
Investment contract deposits	389,848	214,312
Investment contract withdrawals	(318,005)	(302,150)
Net cash provided by financing activities	671,843	211,234

Effects of exchange rate on cash	(6,439)	4,068

Decrease in cash and cash equivalents	(517,146)	(254,548)
Cash and cash equivalents at the beginning of period	1,534,544	2,060,524
Cash and cash equivalents at the end of period	$1,017,398	$1,805,976

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the quarters ended December 31, 2024 and 2023 for our Voting Common Stock and Non-Voting Common Stock were as follows:

	Quarter Ended
	December 31,
	2024	2023
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$67,166	$99,224
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,824)	(8,823)
Undistributed earnings available to common stockholders	$58,342	$90,401
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$5,834	$9,040

Undistributed earnings per share of Voting Common Stock	$0.30	$0.46
Dividends declared per share of Voting Common Stock	$—	$—
Basic and diluted earnings per share of Voting Common Stock	$0.30	$0.46

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$67,166	$99,224
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,824)	(8,823)
Undistributed earnings available to common stockholders	$58,342	$90,401
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$52,508	$81,361

Undistributed earnings per share of Non-Voting Common Stock	$0.30	$0.46
Dividends declared per share of Non-Voting Common Stock	$0.05	$0.05
Basic and diluted earnings per share of Non-Voting Common Stock	$0.35	$0.51

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the nine months ended December 31, 2024 and 2023 for our voting Common Stock and Non-Voting Common Stock were as follows:

	Nine months ended
	December 31,
	2024	2023
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$449,381	$629,570
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(26,471)	(22,941)
Undistributed earnings available to common stockholders	$422,910	$606,629
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$42,291	$60,663

Undistributed earnings per share of Voting Common Stock	$2.16	$3.09
Dividends declared per share of Voting Common Stock	$—	$—
Basic and diluted earnings per share of Voting Common Stock	$2.16	$3.09

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$449,381	$629,570
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(26,471)	(22,941)
Undistributed earnings available to common stockholders	$422,910	$606,629
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$380,619	$545,966

Undistributed earnings per share of Non-Voting Common Stock	$2.16	$3.09
Dividends declared per share of Non-Voting Common Stock	$0.15	$0.13
Basic and diluted earnings per share of Non-Voting Common Stock	$2.31	$3.22

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investments

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $20.2 million and $23.1 million as of December 31, 2024 and March 31, 2024, respectively.

Available-for-Sale Investments

Available-for-sale investments as of December 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$141,224	$371	$(6,094)	$—	$135,501
U.S. government agency mortgage-backed securities	86,443	229	(7,944)	—	78,728
Obligations of states and political subdivisions	140,373	758	(5,468)	—	135,663
Corporate securities	1,879,165	5,643	(111,690)	(3,049)	1,770,069
Mortgage-backed securities	529,735	2,979	(35,549)	—	497,165
	$2,776,940	$9,980	$(166,745)	$(3,049)	$2,617,126

Available-for-sale investments as of March 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$191,070	$2,123	$(8,921)	$—	$184,272
U.S. government agency mortgage-backed securities	48,067	250	(7,664)	—	40,653
Obligations of states and political subdivisions	151,197	918	(7,533)	—	144,582
Corporate securities	1,963,249	2,762	(152,799)	(1,052)	1,812,160
Mortgage-backed securities	306,510	34	(45,707)	—	260,837
	$2,660,093	$6,087	$(222,624)	$(1,052)	$2,442,504

A summary of available-for-sale investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2024 and March 31, 2024 were as follows:

	December 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$—	$—	$99,405	$(6,094)	$99,405	$(6,094)
U.S. government agency mortgage-backed securities	37,449	(210)	22,153	(7,733)	59,602	(7,943)
Obligations of states and political subdivisions	23,020	(252)	59,752	(5,216)	82,772	(5,468)
Corporate securities	120,515	(330)	1,314,484	(111,361)	1,434,999	(111,691)
Mortgage-backed securities	64,236	(206)	228,897	(35,343)	293,133	(35,549)
	$245,220	$(998)	$1,724,691	$(165,747)	$1,969,911	$(166,745)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$1,888	$(13)	$103,336	$(8,908)	$105,224	$(8,921)
U.S. government agency mortgage-backed securities	—	—	23,711	(7,664)	23,711	(7,664)
Obligations of states and political subdivisions	10,492	(222)	80,082	(7,311)	90,574	(7,533)
Corporate securities	132,513	(1,258)	1,495,167	(151,541)	1,627,680	(152,799)
Mortgage-backed securities	3,008	(23)	248,423	(45,684)	251,431	(45,707)
	$147,901	$(1,516)	$1,950,719	$(221,108)	$2,098,620	$(222,624)

Gross proceeds from matured or redeemed securities were $318.6 million and $448.9 million for the first nine months ended December 31, 2024 and December 31, 2023, respectively. Included in the December 31, 2024 and 2023 proceeds were $73.0 million and $225.0 million, respectively, from the Moving and Storage Treasuries that matured. The gross realized gains on these sales totaled $2.3 million and $1.5 million during the first nine months of fiscal 2025 and 2024, respectively. The gross realized losses on these sales totaled $0.5 million and $1.1 million during the first nine months of fiscal 2025 and 2024, respectively.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $2.0 million and ($0.4) million net impairment charge recorded in the first nine months ended December 31, 2024 and 2023, respectively.

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The adjusted cost and fair value of available-for-sale investments by contractual maturity were as follows:

	December 31, 2024		March 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Due in one year or less	$211,754	$210,698	$266,357	$266,578
Due after one year through five years	632,864	626,490	748,338	723,903
Due after five years through ten years	602,819	568,543	614,890	564,422
Due after ten years	799,768	714,230	723,998	626,764
	2,247,205	2,119,961	2,353,583	2,181,667

Mortgage-backed securities	529,735	497,165	306,510	260,837
	$2,776,940	$2,617,126	$2,660,093	$2,442,504

Equity investments of common stock and non-redeemable preferred stock were as follows:

	December 31, 2024		March 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Common stocks	$29,491	$44,796	$29,604	$45,014
Non-redeemable preferred stocks	25,144	22,871	25,144	21,260
	$54,635	$67,667	$54,748	$66,274

Investments, other

The carrying value of the other investments was as follows:

	December 31,	March 31,
	2024	2024
	(Unaudited)
	(In thousands)
Mortgage loans, net	$604,615	$604,481
Short-term investments	—	997
Policy loans	11,682	11,229
Other investments	9,333	17,229
	$625,630	$633,936

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were as follows:

	December 31,	March 31,
	2024	2024
	(Unaudited)
	(In thousands)
Accounts payable	$179,471	$240,053
Accrued expenses	619,981	543,031
	$799,452	$783,084

5. Notes, Loans and Finance Leases Payable, Net

Long Term Debt

Long term debt was as follows:

	Fiscal Year 2025 Interest Rates			Maturities			Weighted Avg Interest Rates (c)	December 31, 2024	March 31, 2024
								(Unaudited)
								(In thousands)
Real estate loans (amortizing term) (a)	4.30%	-	6.03%	2027	-	2037	5.42%	$268,857	$277,767
Senior mortgages	2.70%	-	6.05%	2026	-	2042	4.16%	2,167,983	2,284,853
Real estate loans (revolving credit)	—%	-	—%	—	-	2027	-%	—	—
Fleet loans (amortizing term)	1.61%	-	5.92%	2025	-	2031	5.12%	120,554	70,454
Fleet loans (revolving credit) (b)	5.42%	-	5.93%	2027	-	2029	5.81%	615,000	573,889
Finance leases (rental equipment)	2.89%	-	5.01%	2025	-	2026	4.34%	56,980	117,641
Finance liability (rental equipment)	1.60%	-	6.80%	2025	-	2031	5.03%	1,931,815	1,708,619
Private placements	2.43%	-	6.00%	2029	-	2035	3.62%	1,700,000	1,200,000
Other obligations	1.50%	-	8.00%	2025	-	2049	6.32%	68,402	70,815
Notes, loans and finance leases payable								6,929,591	6,304,038
Less: Debt issuance costs								(32,604)	(32,676)
Total notes, loans and finance leases payable, net								$6,896,987	$6,271,362

(a) Certain loans have interest rate swaps fixing the rate for the relevant loans between 2.72% and 2.86% based on current margin. The weighted average interest rate calculation for these loans was 4.10% using the swap adjusted interest rate.

(b) Certain loans have interest rate swaps fixing the rate for the relevant loans between 4.36% and 4.71% based on current margin. The weighted average interest rate calculation for these loans was 5.82% using the swap adjusted interest rate.

(c) Weighted average rates as of December 31, 2024.

Private Placement

On August 21, 2024, we entered into a Note Purchase Agreement ( the "Note Purchase Agreement") in connection with the private placement of our senior unsecured notes (the "Notes"). Under the Note Purchase Agreement, we sold an aggregate $500 million of the Notes, consisting of $100 million aggregate principal amount of our 5.86% Senior Notes, Series A due August 21, 2032, $100 million aggregate principal amount of our 5.91% Senior Notes, Series B due August 21, 2033, $100 million aggregate principal amount of our 5.95% Senior Notes, Series C due August 21, 2034, and $200 million aggregate principal amount of our 6.00% Senior Notes, Series D due August 21, 2035, each with maturities between 2032 and 2035. Interest is payable semiannually.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, before debt issuance costs, as of December 31, 2024 for the next five years and thereafter are as follows:

	Years Ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
	(Unaudited)
	(In thousands)
Notes, loans and finance leases payable	$527,358	$938,448	$1,056,361	$670,110	$758,767	$2,978,547	$6,929,591

Interest on Borrowings

Interest Expense

Components of interest expense included the following:

	Quarter ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
Interest expense	$80,760	$71,061
Capitalized interest	(4,608)	(4,006)
Amortization of transaction costs	1,390	1,868
Interest expense resulting from cash flow hedges	(961)	(1,473)
Total interest expense	$76,581	$67,450

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
Interest expense	$226,148	$202,985
Capitalized interest	(11,188)	(11,738)
Amortization of transaction costs	4,229	4,711
Interest expense resulting from cash flow hedges	(3,892)	(3,967)
Total interest expense	$215,297	$191,991

Interest paid in cash was $65.0 million and $61.8 million for the third quarter of fiscal 2025 and 2024, respectively, and $207.2 million and $191.4 million for the first nine months of fiscal 2025 and 2024, respectively. Interest paid (received) in cash on derivatives contracts was ($1.2) million and ($1.5) million for the third quarter of fiscal 2025 and 2024, respectively. Interest paid (received) in cash on derivative contracts was ($4.2) million and ($3.8) million for the first nine months of fiscal 2025 and 2024, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter ended December 31,
	2024	2023
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	6.05%	6.64%
Interest rate at the end of the quarter	5.88%	6.63%
Maximum amount outstanding during the quarter	$765,000	$710,000
Average amount outstanding during the quarter	$745,272	$669,372
Facility fees	$214	$259

	Revolving Credit Activity
	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	6.43%	6.47%
Interest rate at the end of the period	5.88%	6.63%
Maximum amount outstanding during the period	$765,000	$715,000
Average amount outstanding during the period	$665,376	$641,941
Facility fees	$793	$830

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Derivatives

Cash Flow Hedges

We manage exposure to changes in market interest rates. We use interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. Our use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in secured overnight financing rate ("SOFR") swap rates with the designated benchmark interest rate being hedged on certain of our SOFR indexed variable rate debt. The interest rate swaps effectively fix our interest payments on certain SOFR indexed variable rate debt through July 2032. We monitor our positions and the credit ratings of our counterparties and do not currently anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes. These fair values are determined using pricing valuation models, which include broker quotes for which significant inputs are observable. They include adjustments for counterparty credit quality and other deal-specific factors, where appropriate, and are classified as Level 2 in the fair value hierarchy.

The derivative fair values reflected in prepaid expense in the consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	December 31, 2024	March 31, 2024
	(Unaudited)
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Assets	$6,298	$8,392
Liabilities	$713	$—
Notional amount	$379,007	$297,867

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During the first nine months of fiscal 2025 and 2024, we recognized a (decrease)/increase in the fair value of our cash flow hedges of $4.4 million and $2.8 million, respectively, net of taxes. During the first nine months of fiscal 2025 and 2024, we reclassified ($9.4) million and ($3.0) million, respectively, from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of December 31, 2024, we expect to reclassify $3.3 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next 12 months.

Economic Hedges

We use derivatives to economically hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. These derivative instruments are included in Investments, other on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy. Net (gains) losses recognized in net investment and interest income for the first nine months of December 31, 2024 and 2023 were $5.0 million and ($4.6) million, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Derivatives Fair Values as of
	December 31, 2024	March 31, 2024
	(Unaudited)
	(In thousands)
Equity market contracts as economic hedging instruments:
Assets	$8,333	$10,538
Notional amount	$398,499	$526,449

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

7. Accumulated Other Comprehensive Loss

The following tables provide the details and changes in AOCI:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of September 30, 2024	$(53,490)	$(186,328)	$(2,057)	$1,044	$(240,831)
Foreign currency translation	(3,929)	—	—	—	(3,929)
Unrealized net gain on investments and future policy benefits discount rate remeasurement gains (losses)	—	54,108	—	—	54,108
Change in fair value of cash flow hedges	—	—	4,611	—	4,611
Amounts reclassified into earnings on hedging activities	—	—	(1,197)	—	(1,197)
Other comprehensive income (loss)	(3,929)	54,108	3,414	—	53,593
Balance as of December 31, 2024	$(57,419)	$(132,220)	$1,357	$1,044	$(187,238)

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2024	$(53,707)	$(176,883)	$6,330	$1,044	$(223,216)
Foreign currency translation	(3,712)	—	—	—	(3,712)
Unrealized net gain on investments and future policy benefits discount rate remeasurement gains (losses)	—	44,663	—	—	44,663
Change in fair value of cash flow hedges	—	—	4,402	—	4,402
Amounts reclassified into earnings on hedging activities	—	—	(9,375)	—	(9,375)
Other comprehensive income (loss)	(3,712)	44,663	(4,973)	—	35,978
Balance as of December 31, 2024	$(57,419)	$(132,220)	$1,357	$1,044	$(187,238)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of September 30, 2023	$(58,919)	$(225,693)	$9,299	$(351)	$(275,664)
Foreign currency translation	5,268	—	—	—	5,268
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	—	(32,785)	—	—	(32,785)
Change in fair value of cash flow hedges	—	—	(4,352)	—	(4,352)
Amounts reclassified into earnings on hedging activities	—	—	(1,109)	—	(1,109)
Other comprehensive income (loss)	5,268	(32,785)	(5,461)	—	(32,978)
Balance as of December 31, 2023	$(53,651)	$(258,478)	$3,838	$(351)	$(308,642)

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2023	$(56,539)	$(232,740)	$4,007	$(351)	$(285,623)
Foreign currency translation	2,888	—	—	—	2,888
Unrealized net loss on investments and future policy benefits discount rate remeasurement gains (losses)	—	(25,738)	—	—	(25,738)
Change in fair value of cash flow hedges	—	—	2,823	—	2,823
Amounts reclassified into earnings on hedging activities	—	—	(2,992)	—	(2,992)
Other comprehensive income (loss)	2,888	(25,738)	(169)	—	(23,019)
Balance as of December 31, 2023	$(53,651)	$(258,478)	$3,838	$(351)	$(308,642)
(a) Liability for future policy benefits

8. Dividends

The following table lists the dividends that have been declared and issued for the first nine months of fiscal years 2025 and 2024:

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

December 4, 2024	$0.05	December 16, 2024	December 27, 2024
August 15, 2024	0.05	September 16, 2024	September 27, 2024
June 5, 2024	0.05	June 17, 2024	June 28, 2024
December 6, 2023	0.05	December 18, 2023	December 29, 2023
August 17, 2023	0.04	September 19, 2023	September 29, 2023
June 7, 2023	0.04	June 20, 2023	June 30, 2023

As of December 31, 2024, no awards had been issued under the 2016 U-Haul Holding Company Stock Option Plan.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Leases

The following tables show the components of our right-of-use (“ROU") assets, net:

	As of December 31, 2024
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$—	$82,384	$82,384
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	66,083	—	66,083
Rental trucks	388,528	—	388,528
Right-of-use assets, gross	454,672	82,384	537,056
Less: Accumulated depreciation	(285,855)	(33,884)	(319,739)
Right-of-use assets, net	$168,817	$48,500	$217,317

	As of March 31, 2024
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$—	$79,317	$79,317
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	114,607	—	114,607
Rental trucks	607,521	—	607,521
Right-of-use assets, gross	722,189	79,317	801,506
Less: Accumulated depreciation	(432,884)	(25,605)	(458,489)
Right-of-use assets, net	$289,305	$53,712	$343,017

As of December 31, 2024 and March 31, 2024, we had finance lease liabilities for the ROU assets, net of $57.0 million and $117.6 million, respectively, included in Notes, loans and finance leases payable, net in the consolidated balance sheets.

	Finance leases
	December 31,	March 31,
	2024	2024
	(Unaudited)
Weighted average remaining lease term (years)	0.8	1
Weighted average discount rate	4.3%	4.1%

	Operating leases
	December 31,	March 31,
	2024	2024
	(Unaudited)
Weighted average remaining lease term (years)	23.2	21.9
Weighted average discount rate	4.6%	4.6%

For the nine months ended December 31, 2024 and 2023, cash paid for leases included in our operating cash flow activities were $15.7 million and $17.5 million, respectively, and our financing cash flow activities were $60.7 million and $86.2 million, respectively. Non-cash activities of ROU assets in exchange for lease liabilities were $3.1 million and $17.9 million for the first nine months of fiscal 2025 and 2024, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease costs, including leases of less than 12 months, were as follows:

	Nine months ended
	December 31, 2024	December 31, 2023
	(Unaudited)
	(In thousands)

Operating lease costs	$15,386	$25,181

Finance lease cost:
Amortization of right-of-use assets	$23,903	$44,220
Interest on lease liabilities	3,048	5,600
Total finance lease cost	$26,951	$49,820

The short-term lease costs for the first nine months of fiscal 2025 and 2024 were not material.

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending March 31,	(In thousands)

2025 (3 months)	$47,013	$3,234
2026	11,782	10,579
2027	—	8,164
2028	—	6,774
2029	—	5,184
Thereafter	—	61,191
Total lease payments	58,795	95,126
Less: imputed interest	(1,815)	(45,583)
Present value of lease liabilities	$56,980	$49,543

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

Several class action lawsuits related to the incident were filed against U-Haul, which were consolidated into one action in the U.S. District Court for the District of Arizona (the "Court"). On October 27, 2023, the Court dismissed with prejudice all claims except those brought under the California Consumer Privacy Act. The parties settled all remaining claims for $5.1 million pursuant to a settlement agreement approved by order of the Court on October 25, 2024. The full amount of $5.1 million is covered by insurance and has been paid by the insurer into trust for disbursement in accordance with the terms of the settlement agreement.

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

Based upon the information currently available to Real Estate, compliance with environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other

We are named as a defendant in various other litigation and claims arising out of the normal course of business. In our opinion, none of these other litigation and claims will have a material effect on our financial position and results of operations.

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

Related Party Revenue

	Quarter ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,193	$7,135
U-Haul management fee revenue from Mercury	1,676	3,003
	$8,869	$10,138

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$22,713	$22,585
U-Haul management fee revenue from Mercury	5,237	5,997
	$27,950	$28,582

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $28.5 million and $25.0 million from the above-mentioned entities during the first nine months of fiscal 2025 and 2024, respectively. This

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefiting Edward J. Shoen and James P. Shoen or their descendants.

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

There were several changes recognized in the first nine months of fiscal 2025 that will continue going forward as a result of this transaction. Retail sales revenues along with the associated cost of goods sold previously recognized by U-Haul will now be with Mercury. Self-moving equipment rental revenue and U-Box related revenue will remain unchanged; however, Mercury will earn standard commissions for the transactions at these locations. Management fees earned by U-Haul will increase as a result of the increased revenues attributable to Mercury and certain operating expenses at these locations that were formerly the responsibility of U-Haul will now be reimbursed by Mercury. The net effect of all of these changes is not expected to result in a material change to operating earnings over the course of the fiscal year.

Related Party Costs and Expenses

	Quarter ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$604	$604
U-Haul printing expenses to Blackwater	1,176	877
U-Haul commission expenses to Blackwater	19,409	18,946
U-Haul lease expenses to Mercury	38	—
U-Haul commission expenses to Mercury	5,304	—
	$26,531	$20,427

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,812	$1,812
U-Haul printing expenses to Blackwater	3,734	2,194
U-Haul commission expenses to Blackwater	66,538	65,684
U-Haul lease expenses to Mercury	114	—
U-Haul commission expenses to Mercury	17,755	—
	$89,953	$69,690

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, subsidiaries of Blackwater and Mercury acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater and Mercury, excluding Dealer Agreements, provided revenues of $28.0 million and $22.6 million, expenses of $5.7 million and $1.8 million and we received cash flows of $26.5 million and $20.9 million, respectively, during the first nine months of fiscal 2025 and 2024. Revenues were $408.6 million and $305.2 million and commission expenses were $84.3 million and $65.7 million, respectively, related to the Dealer Agreements, during the first nine months of fiscal 2025 and 2024.

In November 2024, Real Estate purchased a property from Property & Casualty Insurance for $4.6 million.

We determined that we do not have a variable interest pursuant to the variable interest entity model under ASC 810, Consolidation in the holding entities of Blackwater and Mercury.

Related Party Assets

	December 31,	March 31,
	2024	2024
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$40,323	$31,950
U-Haul receivable from Mercury	18,604	24,536
Other (a)	(879)	1,448
	$58,048	$57,934

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

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the third quarter ended December 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total revenues	$1,296,556	$38,141	$56,762	$(2,901)	$1,388,558
Total earnings (losses) from operations before equity in earnings of subsidiaries	$127,277	$19,463	$4,244	$(252)	$150,732

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the third quarter ended December 31, 2023 were as follows:

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the nine months ended December 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total revenues	$4,339,360	$97,780	$166,668	$(8,652)	$4,595,156
Total earnings from operations before equity in earnings of subsidiaries	$703,030	$44,769	$11,887	$(756)	$758,930

Revenues and earnings from operations before equity in earnings of subsidiaries by operating segment for the nine months ended December 31, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total revenues	$4,285,768	$88,994	$163,918	$(8,998)	$4,529,682
Total earnings from operations before equity in earnings of subsidiaries	$968,862	$36,822	$15,039	$(1,122)	$1,019,601

Total assets by operating segment as of December 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total assets	$17,291,214	$543,300	$3,174,307	$(678,656)	$20,330,165

Total assets by operating segment as of March 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total assets	$16,149,748	$501,566	$2,990,903	$(583,459)	$19,058,758

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended December 31, 2024
Total revenues	$1,318,694	$69,864	$1,388,558
Depreciation and amortization, net of gains on disposals	242,717	11,225	253,942
Interest expense	76,138	443	76,581
Pretax earnings (loss)	89,456	(39)	89,417
Income tax expense	22,180	71	22,251
Identifiable assets	19,416,798	913,367	20,330,165

Quarter ended December 31, 2023
Total revenues	$1,273,821	$65,693	$1,339,514
Depreciation and amortization, net of gains (losses) on disposals	176,864	3,523	180,387
Interest expense	66,772	678	67,450
Pretax earnings	125,531	4,242	129,773
Income tax expense	29,172	1,377	30,549
Identifiable assets	18,225,204	777,372	19,002,576

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine months ended December 31, 2024
Total revenues	$4,351,865	$243,291	$4,595,156
Depreciation and amortization, net of (gains) on disposals	688,729	24,208	712,937
Interest expense	213,811	1,486	215,297
Pretax earnings	573,375	18,651	592,026
Income tax expense	137,269	5,376	142,645
Identifiable assets	19,416,798	913,367	20,330,165

Nine months ended December 31, 2023
Total revenues	$4,294,310	$235,372	$4,529,682
Depreciation and amortization, net of (gains) on disposals	486,262	3,668	489,930
Interest expense	189,900	2,091	191,991
Pretax earnings	801,045	25,471	826,516
Income tax expense	189,802	7,144	196,946
Identifiable assets	18,225,204	777,372	19,002,576

14. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$245	$297
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	374	367
Other components	(2)	(2)
Total other components of net periodic benefit costs	372	365
Net periodic postretirement benefit cost	$617	$662

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$736	$891
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	1,124	1,102
Other components	(8)	(8)
Total other components of net periodic benefit costs	1,116	1,094
Net periodic postretirement benefit cost	$1,852	$1,985

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

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of December 31, 2024 and March 31, 2024 that are measured at fair value on a recurring basis and the level within the fair value hierarchy:

As of December 31, 2024	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,617,126	$—	$2,617,126	$—
Preferred stock	22,871	22,871	—	—
Common stock	44,796	44,796	—	—
Derivatives	14,631	8,333	6,298	—
Total	$2,699,424	$76,000	$2,623,424	$—

Liabilities
Derivatives	$713	$—	$713	$—
Embedded derivatives	8,912	—	—	8,912
Liabilities from investment contracts	2,495,885	—	—	2,495,885
Market risk benefits	13,428	—	—	13,428
Total	$2,518,938	$—	$713	$2,518,225

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,442,504	$—	$2,442,446	$58
Preferred stock	21,260	21,260	—	—
Common stock	45,014	45,014	—	—
Derivatives	18,930	10,538	8,392	—
Total	$2,527,708	$76,812	$2,450,838	$58

Liabilities
Embedded derivatives	$9,300	$—	$—	$9,300
Liabilities from investment contracts	2,290,096	—	—	2,290,096
Market risk benefits	13,400	—	—	13,400
Total	$2,312,796	$—	$—	$2,312,796

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented below are reported at carrying value on the consolidated balance sheets.

Cash equivalents were $713.9 million and $1,173.6 million as of December 31, 2024 and March 31, 2024, respectively. Fair values of cash equivalents approximate carrying value due to the short period of time to maturity.

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

The following tables represent our financial instruments not carried at fair value on the consolidated balance sheets and corresponding placement in the fair value hierarchy:

	Fair Value Hierarchy
	Carrying				Total
As of December 31, 2024	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$144,547	$—	$—	$144,547	$144,547
Mortgage loans, net	604,615	—	—	577,381	577,381
Other investments	12,682	—	—	12,682	12,682
Total	$761,844	$—	$—	$734,610	$734,610

Liabilities
Notes, loans and finance leases payable	$6,929,591	$—	$6,444,590	$—	$6,444,590
Total	$6,929,591	$—	$6,444,590	$—	$6,444,590

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Hierarchy
	Carrying				Total
As of March 31, 2024	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$177,602	$—	$—	$177,602	$177,602
Mortgage loans, net	604,481	—	—	579,767	579,767
Other investments	18,917	—	—	18,917	18,917
Total	$801,000	$—	$—	$776,286	$776,286

Liabilities
Notes, loans and finance leases payable	$6,304,038	$—	$5,850,346	—	$5,850,346
Total	$6,304,038	$—	$5,850,346	$—	$5,850,346

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets as of December 31, 2024 and March 31, 2024.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts, the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the third quarter of fiscal 2025 did not have a material effect on our financial statements.

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving Help are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box containers to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 842, while the shipping obligation represents a contract with a customer accounted for under Topic 606. Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help® services fees are recognized in accordance with Topic 606. Moving Help® services are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed-upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer. Operating lease income recognized under Topic 842 within other revenue was $24.1 million and $21.7 million for the third quarters ended December 31, 2024 and 2023, respectively, and $75.8 million and $73.1 million for the nine months ended December 31, 2024 and 2023, respectively.

Deferred income primarily relates to payments received from customers prior to satisfaction of our performance obligations. Of the amounts recorded as unearned revenue as of March 31, 2024, $0.8 million and $49.2 million, respectively, was recognized as revenue for the third quarter and nine months ended December 31, 2024.

Revenue Recognized in Accordance with Topic 842

The Company’s self-moving rental revenues meet the definition of a lease pursuant to the guidance in ASC Topic 842, Leases, because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right. Please see Note 9, Leases, of the Notes to Consolidated Financial Statements.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ending December 31,
	2025	2026	2027	2028	2029	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rental revenues	$5,194	$—	$—	$—	$—	$—
Property lease revenues	6,161	21,396	13,798	9,704	6,765	31,487
Total	$11,355	$21,396	$13,798	$9,704	$6,765	$31,487

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

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$81,773	$73,785
Revenues recognized at a point in time:	83,703	85,732
Total revenues recognized under ASC 606	165,476	159,517

Revenues recognized under ASC 842	1,129,821	1,072,028
Insurance premium revenues recognized under ASC 944	52,725	50,512
Net investment and interest income recognized under other topics	40,536	57,457
Total revenues	$1,388,558	$1,339,514

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$307,740	$283,468
Revenues recognized at a point in time:	304,810	315,084
Total revenues recognized under ASC 606	612,550	598,552

Revenues recognized under ASC 842	3,723,458	3,599,867
Insurance premium revenues recognized under ASC 944	143,693	144,476
Net investment and interest income recognized under other topics	115,455	186,787
Total revenues	$4,595,156	$4,529,682

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
17. Allowance for Credit Losses

Trade Receivables

Moving and Storage has two primary components of trade receivables, receivables from corporate customers and credit card receivables from customer sales and rental of equipment. For credit card receivables, the Company uses a trailing 13-month average historical chargeback percentage of total credit card receivables to estimate a credit loss reserve. The Company rents equipment to corporate customers for which the payment terms are 30 days.

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

We believe that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time). To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 6% and 5% as of December 31, 2024 and March 31, 2024, respectively. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of December 31, 2024 and March 31, 2024 was $7.6 million and $6.2 million, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $29.3 million and $29.3 million as of December 31, 2024 and March 31, 2024, respectively, and are excluded from the estimate of credit losses.

We have elected not to measure an allowance on accrued interest receivables as our practice is to write off the uncollectible balance that is 90 days or more past due. Furthermore, we have elected to write off accrued interest receivables by reversing interest income.

Mortgage Loans, Net

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at amortized cost. Modeling for the Company’s mortgage loans is based on inputs most highly correlated to defaults, including loan-to-value, occupancy, and payment history. Historical credit loss experience provides additional support for the estimation of expected credit losses. In assessing the credit losses, the portfolio is reviewed on a collective basis, using loan-specific cash flows to determine the fair value of the collateral in the event of default. Adjustments to this analysis are made to assess loans with a loan-to-value of 65% or greater. These loans are evaluated on an individual basis and loan specific risk characteristics such as occupancy levels, expense, income growth and other relevant available information from internal and external sources relating to past events, current conditions and reasonable and supportable forecasts.

When management determines that credit losses are expected to occur, an allowance for expected credit losses based on the fair value of the collateral is recorded.

There were no delinquent commercial mortgage loans as of December 31, 2024 and March 31, 2024. As of December 31, 2024 and March 31, 2024, the Company had no commercial mortgage loans in non-accrual status. The Company had no unfunded commitment balance to commercial loan borrowers as of December 31, 2024.

Reinsurance Recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1% of the total assets as of December 31, 2024, which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium Receivables

Premium receivables were $4.1 million and $1.1 million as of December 31, 2024 and March 31, 2024, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2023	$3,789	$2,101	$517	$6,407
Provision for (reversal of) credit losses	2,447	(1,049)	300	1,698
Write-offs against allowance	—	—	—	—
Recoveries	—	—	—	—
Balance as of March 31, 2024	$6,236	$1,052	$817	$8,105
Provision for (reversal of) credit losses	1,377	1,997	(369)	3,005
Write-offs against allowance	—	—	—	—
Recoveries	—	—	—	—
Balance as of December 31, 2024	$7,613	$3,049	$448	$11,110

18. Income Tax

Tax regulations may require items to be included in our tax return at different times than when those items are reflected in our financial statements. Some of the differences are permanent, such as expenses that are not deductible on our tax return, and some of the differences are temporary, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years, which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is more likely than not to allow for the use of the deduction credit. Our effective tax rates for the third quarter ended December 31, 2024 and 2023 was a provision of 24.9% and 23.5%, respectively and for the nine months ended December 31, 2024 and 2023 was a provision of 24.1% and 23.8%, respectively. Such rates differed from the federal statutory rate of 21.0% primarily due to state and local income taxes for both periods. Income taxes, net paid in cash was $13.3 million and $22.5 million for the quarters ended December 31, 2024 and 2023, respectively, and $70.8 million and $51.6 million for the nine months ended December 31, 2024 and 2023, respectively.

The Organisation for Economic Co-Operation and Development (the "OECD") released a framework, referred to as "Pillar Two", to implement a global minimum corporate tax rate of 15% on certain multinational enterprises. Certain countries have enacted legislation to adopt the Pillar Two framework while several countries are considering or still announcing changes to their tax laws to implement the minimum tax directive. While we do not currently estimate Pillar Two to have a material impact on our effective tax rate, our analysis will continue as the OECD continues to release additional guidance and countries implement legislation.

19. Accounting Pronouncements

Adoption of New Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”). ASU 2023-01, accounting for leasehold improvements, requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The amendment was effective for fiscal years beginning after December 15, 2023. The adoption of the standard did not have a material impact on our consolidated financial statements and disclosures.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU requires all annual disclosures currently required by Topic 280 to be included in interim periods and is applicable to entities with a single reportable segment. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment is effective retrospectively to all prior periods presented in the financial statements. We do not anticipate the new standard will change our determination of segments upon adoption of ASU 2023-07 on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. Early adoption is permitted. The amendment is effective prospectively to all annual periods beginning after December 15, 2024. We are currently assessing the impact of this standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-30): Clarifying the Effective Date, which clarified the effective date of this standard. The standard requires the disclosure of additional information about specific expense categories in the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The standard allows for adoption on a prospective or retrospective basis. We are currently assessing the impact of adopting ASU 2024-03 on our consolidated financial statements and related disclosures.

In March 2024, the United States Securities and Exchange Commission ("SEC") issued a final rule that requires disclosure of: (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and renewable energy credit or certificate balances if material to the Company's plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. In April 2024, the SEC issued an order staying the final rule pending judicial review of consolidated challenges to the rules by the U.S. Court of Appeals for the Eighth Circuit. The Company cannot predict what, if any, changes in scope or timing may occur as a result of the pending litigation. The Company continues its assessment to prepare for the new rule. If the rule ultimately goes into effect as adopted, the Company would be required to comply with financial statement disclosure requirements, other than disclosure of material impacts on estimates and assumptions, with respect to the fiscal year beginning April 1, 2025.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Deferred Policy Acquisition Costs, Net

The following tables present a roll-forward of deferred policy acquisition costs related to long-duration contracts for the nine months ended December 31, 2024 and 2023.

	Nine months ended December 31, 2024
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$54,747	$62,426	$4,051	$121,224
Capitalization	12,561	2,716	92	15,369
Amortization expense	(6,679)	(6,260)	(639)	(13,578)
Other, including Experience Adjustment	—	—	—	—
Balance, end of period	$60,629	$58,882	$3,504	$123,015

	Nine months ended December 31, 2023
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$55,396	$66,954	$6,113	$128,463
Capitalization	8,007	3,213	177	11,397
Amortization expense	(11,461)	(6,586)	(979)	(19,026)
Balance, end of period	$51,942	$63,581	$5,311	$120,834

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Life Insurance Liabilities

The following tables summarize the balances and changes in the liability for future policy benefits for life insurance contracts and a reconciliation to policy benefits and losses, claims and loss expense payable:

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$205,389	$223,118
Beginning balance at original discount rate	$204,306	$225,071
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(2,233)	(584)
Adjusted beginning of year balance	$202,073	$224,487
Issuances	7,353	6,692
Interest accrual	7,486	8,367
Net premium collected	(27,224)	(29,812)
Other	—	—
Ending balance at original discount rate	$189,688	$209,734
Effect of changes in discount rate assumptions (AOCI)	3,322	(6,878)
Balance, end of period	$193,010	$202,856

Present value of expected future policy benefits

Balance, beginning of year	$522,122	$530,983
Beginning balance at original discount rate	$514,113	$533,688
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experiences	(4,279)	(1,621)
Adjusted beginning of year balance	$509,834	$532,067
Issuances	7,353	6,746
Interest accrual	18,888	19,830
Benefit payments	(39,689)	(39,544)
Other	—	—
Ending balance at original discount rate	$496,386	$519,099
Effect of changes in discount rate assumptions (AOCI)	13,778	(19,397)
Balance, end of period	$510,164	$499,702
End of period, LFPB net	317,153	296,846
Payout annuities and market risk benefits	24,752	31,048
Health insurance	11,598	11,621
Life and annuity claims in course of settlement and claims incurred but not yet reported / Reinsurance losses payable	24,527	23,724
Life DPL / Other life and health	8,941	9,556
LFPB flooring effect	52	274
Life insurance end of period balance	$387,023	$373,069
Moving and Storage balance	313,439	317,409
Property and Casualty balance	129,530	148,467
Policy benefits and losses, claims and loss expenses balance, end of period	$829,992	$838,945

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands, except for percentages and weighted average information)
Expected gross premiums
Undiscounted balance	$348,354	$377,068
Discounted balance at original discount rate	$270,029	$291,900
Discounted balance at current discount rate	$274,428	$281,927

Expected policy benefits
Undiscounted balance	$714,265	$752,194
Discounted balance at original discount rate	$496,385	$519,099
Discounted balance at current discount rate	$510,163	$499,702

Mortality, lapses and morbidity
Mortality actual experience	4.89%	4.57%
Mortality expected experience	5.43%	5.07%
Lapses actual experience	2.18%	2.18%
Lapses expected experience	2.72%	2.64%

Premiums and interest expense
Gross premiums (1)	$37,561	$39,979
Interest expense (2)	$11,402	$11,463

Expected duration (persistency) of policies in-force (years)	6.8	6.9

Weighted average original interest rate of the liability for future policy benefits	4.97%	5.00%

Weighted average current interest rate of the liability for future policy benefits	5.20%	4.80%

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances and changes in liabilities from investment contracts account balances:

Nine months ended December 31, 2024

(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,411,352
Deposits received	389,848
Surrenders and withdrawals	(290,875)
Benefit payments	(27,130)
Interest credited	58,290
Other	5,455
End of period	$2,546,940
Weighted average credited rate	3.35
Cash surrender value	$2,257,207

Nine months ended December 31, 2023

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with U-Haul Holding Company's overall strategy, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2025, compared with the third quarter and first nine months of fiscal 2024, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled "Liquidity and Capital Resources - Summary" and "Use of Cash". We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2025.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q (this "Quarterly Report"), including the Notes to Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

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

Our primary focus is to provide our customers with a wide selection of moving rental equipment, convenient self-storage rental facilities, portable moving and storage units and related moving and self-storage products and services. We are able to expand our distribution and improve customer service by increasing the amount of moving equipment and storage units and portable moving and storage units available for rent, expanding the number of independent dealers and Company-operated locations in our network and taking advantage of our Storage Affiliate and Moving Help® capabilities.

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

Several class action lawsuits related to the incident were filed against U-Haul, which were consolidated into one action in the U.S. District Court for the District of Arizona (the "Court"). On October 27, 2023, the Court dismissed with prejudice all claims except those brought under the California Consumer Privacy Act. The parties settled all remaining claims for $5.1 million pursuant to a settlement agreement approved by order of the Court on October 25, 2024. The full amount of $5.1 million is covered by insurance and has been paid by the insurer into trust for disbursement in accordance with the terms of the settlement agreement.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

U-Haul Holding Company and Consolidated Entities

Quarter Ended December 31, 2024 compared with the Quarter Ended December 31, 2023

Listed below, on a consolidated basis, are revenues for our major product lines for the third quarter of fiscal 2025 and the third quarter of fiscal 2024:

	Quarter ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$878,585	$839,801
Self-storage revenues	227,125	210,517
Self-moving and self-storage products and service sales	70,407	70,344
Property management fees	8,869	10,138
Life insurance premiums	22,926	22,574
Property and casualty insurance premiums	28,364	26,490
Net investment and interest income	40,536	57,457
Other revenue	111,746	102,193
Consolidated revenue	$1,388,558	$1,339,514

Self-moving equipment rental revenues increased $38.8 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024. In-Town transactions improved, while revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company-operated retail locations and independent dealers, as well as the number of box trucks in the rental fleet. Conversely, over this same time period we have reduced the number of pickup trucks in the rental fleet.

Self-storage revenues increased $16.6 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024. The average monthly number of occupied units increased by 6.8%, or 39,055 units, during the third quarter of fiscal 2025 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 0.9% improvement in average revenue per occupied foot. During the quarter, we added approximately 2.3 million new net rentable square feet.

Sales of self-moving and self-storage products and services increased $0.1 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024. This was due to an increase in sales of propane largely offset by a decline in reported sales of hitches and moving supplies. Approximately $3.9 million of the decrease was related to the exercise of an option by Mercury Partners, L.P. ("Mercury") in February 2024 to purchase 78 U-Haul branded self-storage locations from W.P. Carey resulting in locations formerly leased by U-Haul now being treated as managed properties. From an operational standpoint, our customers will not recognize any changes to the services they receive from these locations. Please see Note 11. Related Party Transactions for additional information related to this transaction and its effect. Excluding the effects of this ownership change, moving supplies, propane and hitch sales from U-Haul owned and operated locations increased.

Property management fees decreased $1.3 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024, primarily due to decreased management incentive fees related to the above mentioned Mercury transaction of $2.3 million, partially offset by an increase in base management fees of $1.0 million.

Life insurance premiums increased $0.4 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024.

Property and casualty insurance premiums increased $1.9 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024. A significant portion of Repwest’s premiums relate to policies sold in conjunction with U-Haul rental transactions. The premium written corresponded with the change in moving and storage transactions at U-Haul during the same period.

Net investment and interest income decreased $16.9 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024. At our Property and Casualty Insurance subsidiaries, investment income increased $7.0 million due to changes in the market value of common stock investments and realized gains on the sale of common stock. Our Life Insurance subsidiaries investment income increased $3.7 million primarily from gains on derivatives used as hedges to fixed indexed annuities. The Moving and Storage segment interest income has been classified as Other interest income in fiscal 2025 and accounts for $27.7 million of the decrease.

Other revenue increased $9.6 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024, caused primarily by increases in both moving and storage transactions related to our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2025 and the third quarter of fiscal 2024. The insurance companies’ two quarters ended June 30, 2024 and 2023.

	Quarter ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,296,556	$1,260,677
Earnings from operations before equity in earnings of subsidiaries	127,277	180,467
Property and casualty insurance
Revenues	38,141	29,303
Earnings from operations	19,463	9,421
Life insurance
Revenues	56,762	52,715
Earnings from operations	4,244	8,075
Eliminations
Revenues	(2,901)	(3,181)
Earnings from operations before equity in earnings of subsidiaries	(252)	(375)
Consolidated results
Revenues	1,388,558	1,339,514
Earnings from operations	150,732	197,588

Total costs and expenses increased $95.9 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024. Operating expenses for Moving and Storage increased $11.6 million. Repair expenses associated with the rental fleet experienced a $10.2 million decrease during the quarter while increases in personnel and liability costs accounted for the remainder of the increase.

Depreciation expense associated with our rental fleet increased $34.2 million for the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024 due to the higher cost of new additions to the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net gains from the disposal of rental equipment decreased $32.7 million as resale values have decreased while the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $5.6 million. Net losses on the disposal or retirement of land and buildings increased $0.8 million. Additional details are available in the following Moving and Storage section.

As a result of the changes in revenues and expenses described above, earnings from operations decreased to $150.7 million for the third quarter of fiscal 2025, compared with $197.6 million for the third quarter of fiscal 2024.

Interest expense for the third quarter of fiscal 2025 was $76.6 million, compared with $67.5 million for the third quarter of fiscal 2024, due to an increase in our average cost of debt. Other interest income at Moving and Storage increased $15.7 million due to the new presentation this year compared to last year. Prior year interest income was presented as part of operating earnings; notwithstanding the new presentation, we had a decrease of $12.0 million due to reduced invested cash balances and lower yields compared to the third quarter of fiscal 2024.

Income tax expense was $22.3 million for the third quarter of fiscal 2025, compared with $30.5 million for the third quarter of fiscal 2024.

As a result of the above-mentioned items, earnings available to common stockholders were $67.2 million for the third quarter of fiscal 2025, compared with $99.2 million for the third quarter of fiscal 2024.

Moving and Storage

Quarter Ended December 31, 2024 compared with the Quarter Ended December 31, 2023

Listed below are revenues for our major product lines at Moving and Storage for the third quarter of fiscal 2025 and the third quarter of fiscal 2024:

	Quarter ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$879,695	$841,136
Self-storage revenues	227,125	210,517
Self-moving and self-storage products and service sales	70,407	70,344
Property management fees	8,869	10,138
Net investment and interest income	—	27,723
Other revenue	110,460	100,819
Moving and Storage revenue	$1,296,556	$1,260,677

Self-moving equipment rental revenues increased $38.6 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024. In-Town transactions improved, while revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company-operated retail locations and independent dealers, as well as the number of box trucks in the rental fleet. Conversely, over this same time period we have reduced the number of pickup trucks in the rental fleet.

Self-storage revenues increased $16.6 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024. The average monthly number of occupied units increased by 6.8%, or 39,055 units, during the third quarter of fiscal 2025 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 0.9% improvement in average revenue per occupied foot. During the quarter, we added approximately 2.3 million new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations was as follows:

	Quarter ended December 31,
	2024	2023
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	781	701
Square footage as of December 31	66,792	59,433
Average monthly number of units occupied	610	571
Average monthly occupancy rate based on unit count	78.7%	81.8%
End of December occupancy rate based on unit count	78.1%	81.0%
Average monthly square footage occupied	53,444	49,515

Over the last 12 months we added approximately 7.4 million net rentable square feet of new storage to the system. This was a mix of approximately 2.4 million square feet of existing storage locations we acquired and 5.0 million square feet of new development.

Sales of self-moving and self-storage products and services increased $0.1 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024. This was due to an increase in sales of propane largely offset by a decline in reported sales of hitches and moving supplies. Approximately $3.9 million of the decrease was related to the exercise of an option by Mercury in February 2024 to purchase 78 U-Haul branded self-storage locations from W.P. Carey resulting in locations formerly leased by U-Haul now being treated as managed properties. From an operational standpoint, our customers will not recognize any changes to the services they receive from these locations. Please see Note 11. Related Party Transactions for additional information related to this transaction and its effect. Excluding the effects of this ownership change, moving supplies, propane and hitch sales from U-Haul owned and operated locations increased.

Property management fees decreased $1.3 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024, primarily due to decreased management incentive fees related to the above mentioned Mercury transaction of $2.3 million, partially offset by an increase in base management fees of $1.0 million.

Other revenue increased $9.6 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024, caused primarily by increases in both moving and storage transactions related to our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Total costs and expenses increased $89.1 million during the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024. Operating expenses increased $11.6 million. Repair costs associated with the rental fleet experienced a $10.2 million decrease during the quarter while increases in personnel and liability costs accounted for the remainder of the increase.

Depreciation expense associated with our rental fleet increased $34.2 million for the third quarter of fiscal 2025, compared with the third quarter of fiscal 2024 due to the higher cost of new additions to the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net gains from the disposal of rental equipment decreased $32.7 million as resale values have decreased while the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $5.6 million. Net losses on the disposal or retirement of land and buildings increased $0.8 million.

The components of depreciation, net of (gains) losses on disposals were as follows:

	Quarter ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$177,956	$143,757
Depreciation expense - non rental equipment	24,064	24,820
Depreciation expense - real estate	47,597	41,260
Total depreciation expense	$249,617	$209,837

Net gains on disposals of rental equipment	(3,774)	$(36,441)
Net losses on disposals of non-rental equipment	248	252
Total net gains on disposals equipment	$(3,526)	$(36,189)

Depreciation, net of gains (losses) on disposals	$246,091	$173,648

Net losses on disposals of real estate	$3,358	$2,584

As a result of the changes in revenues and expenses described above, earnings from operations for Moving and Storage, before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $127.3 million for the third quarter of fiscal 2025, compared with $180.5 million for the third quarter of fiscal 2024.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $18.0 million for the third quarter of fiscal 2025, compared with $14.2 million for the third quarter of fiscal 2024.

As a result of the changes in revenues and expenses described above, consolidated earnings from operations for Moving and Storage decreased to $145.2 million for the third quarter of fiscal 2025, compared with $194.7 million for the third quarter of fiscal 2024.

Property and Casualty Insurance

Quarter Ended September 30, 2024 compared with the Quarter Ended September 30, 2023

Premiums were $29.1 million and $27.3 million for the quarters ended September 30, 2024 and 2023, respectively. A significant portion of Repwest’s premiums relate to policies sold in conjunction with U-Haul rental transactions. The premium written corresponded with the change in moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $9.0 million and $2.0 million for the quarters ended September 30, 2024 and 2023, respectively. The main driver of the change in net investment income was gains associated with our common stock investments.

Operating expenses were $12.6 million and $13.1 million for the quarters ended September 30, 2024 and 2023, respectively. The change was primarily due to a decrease in commissions in select geographies.

Benefits and losses incurred were $6.0 million and $6.7 million for the quarters ended September 30, 2024 and 2023, respectively. The increase was due to growth in premiums and coverage.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $19.5 million and $9.4 million for the quarters ended September 30, 2024 and 2023, respectively.

Life Insurance

Quarter Ended September 30, 2024 compared with the Quarter Ended September 30, 2023

Premiums were $22.9 million and $22.6 million for the quarters ended September 30, 2024 and 2023, respectively. Deferred annuity deposits were $163.2 million or $81.5 million above prior year due to increased sales activity; these are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $32.4 million and $28.7 million for the quarters ended September 30, 2024 and 2023, respectively. Realized gains on derivatives used as hedges to fixed indexed annuities were $2.0 million. The reduction in the provision for expected credit losses resulted in a $1.6 million increase to investment income. Net interest income and realized gains on the invested assets increased $2.6 million, primarily from bonds.

Operating expenses were $5.3 million and $4.6 million for the quarters ended September 30, 2024 and 2023, respectively, primarily due to the increase in administrative expenses.

Benefits and losses incurred were $42.6 million and $35.8 million for the quarters ended September 30, 2024 and 2023, respectively. Interest credited to policyholders increased $5.9 million due to an increase in the interest credited rates on equity - indexed annuities. Life benefits decreased $0.9 million due to lower death claims as the effects of COVID-19 have waned along with declining new sales. Medicare supplement benefits increased by $2.5 million from the increased policies in force. Benefits on the annuities decreased $0.8 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset ("SIA") and the value of business acquired ("VOBA") was $4.5 million and $4.2 million for the quarters ended September 30, 2024 and 2023, respectively. The increase in DAC amortization was primarily due to a higher amount of mortgage prepayment penalty gains, for which we offset gains with a corresponding level of amortization.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $4.1 million and $8.0 million for the quarters ended September 30, 2024 and 2023, respectively.

U-Haul Holding Company and Consolidated Entities

Nine Months Ended December 31, 2024 compared with the Nine Months Ended December 31, 2023

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2025 and the first nine months of fiscal 2024:

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$2,980,265	$2,908,412
Self-storage revenues	667,381	618,368
Self-moving and self-storage products and service sales	254,761	262,787
Property management fees	27,950	28,582
Life insurance premiums	64,154	68,203
Property and casualty insurance premiums	75,360	72,383
Net investment and interest income	115,455	186,787
Other revenue	409,830	384,160
Consolidated revenue	$4,595,156	$4,529,682

Self-moving equipment rental revenues increased $71.9 million during the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024. In-Town transactions improved while revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company-operated retail locations and independent dealers, as well as the number of box trucks in the rental fleet. Conversely, over this same time period we have reduced the number of pickup trucks in the rental fleet.

Self-storage revenues increased $49.0 million during the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024. The average monthly number of occupied units increased by 6.0%, or 34,190 units, during the first nine months of fiscal 2025 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 1.7% improvement in average revenue per occupied foot. During the first nine months, we added approximately 4.9 million of new net rentable square feet.

Sales of self-moving and self-storage products and services decreased $8.0 million for the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024. This was due to a decline in reported sales of hitches and moving supplies partially offset by an increase in propane sales. Approximately $14.0 million of the decrease was related to the exercise of an option by Mercury in February 2024 to purchase 78 U-Haul branded self-storage locations from W.P. Carey resulting in locations formerly leased by U-Haul now being treated as managed properties. From an operational standpoint, our customers will not recognize any changes to the services they receive from these locations. Please see Note 11. Related Party Transactions for additional information related to this transaction and its effect. Excluding the effects of this ownership change, moving supplies, propane and hitch sales from U-Haul owned and operated locations increased.

Property management fees decreased $0.6 million during the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024, primarily due to decreased management incentive fees related to the above mentioned Mercury transaction of $3.8 million, offset by an increase in base management fees of $3.2 million.

Life insurance premiums decreased $4.0 million during the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $3.0 million during the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024.

Net investment and interest income decreased $71.3 million during the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024. At our Property and Casualty Insurance subsidiaries, investment income increased $5.8 million due to changes in the market value of common stock investments and realized gains on the sale of common stock. Our Life Insurance subsidiaries investment income increased $6.5 million primarily from gains on derivatives used as hedges to fixed indexed annuities. The Moving and Storage segment interest income has been classified as Other interest income in fiscal 2025 and accounts for $83.5 million of the decrease.

Other revenue increased $25.7 million during the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024, caused primarily by increases in moving and storage transactions related to our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2025 and the first nine months of fiscal 2024. The insurance companies’ first nine months ended September 30, 2024 and 2023.

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$4,339,360	$4,285,768
Earnings from operations before equity in earnings of subsidiaries	703,030	968,862
Property and casualty insurance
Revenues	97,780	88,994
Earnings from operations	44,769	36,822
Life insurance
Revenues	166,668	163,918
Earnings from operations	11,887	15,039
Eliminations
Revenues	(8,652)	(8,998)
Earnings from operations before equity in earnings of subsidiaries	(756)	(1,122)
Consolidated results
Revenues	4,595,156	4,529,682
Earnings from operations	758,930	1,019,601

Total costs and expenses increased $326.1 million during the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024. Operating expenses for Moving and Storage increased $88.3 million. Repair costs associated with the rental fleet experienced a $38.8 million decrease during the first nine months of fiscal 2025 while we experienced increases in personnel, liability costs, property taxes, utilities and building maintenance. Approximately $16.5 million of the operating expense increase was due to non-recurring costs associated with our transition to a new box supplier that we recognized in the second quarter of fiscal 2025.

Depreciation expense associated with our rental fleet increased $92.5 million for the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $109.8 million as resale values have decreased while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same period last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $22.0 million. Net losses on the disposal or retirement of land and buildings increased $4.1 million. Additional details are available in the following Moving and Storage section.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $260.7 million to $758.9 million for the first nine months of fiscal 2025, as compared with $1,019.6 million for the first nine months of fiscal 2024.

Interest expense for the first nine months of fiscal 2025 was $215.3 million, compared with $192.0 million for the first nine months of fiscal 2024, due to an increase in our average cost of debt. Other interest income at Moving and Storage increased $50.0 million due to the new presentation this year compared to last year. Prior year interest income was presented as part of operating earnings; notwithstanding the new presentation, we had a decrease of $33.2 million due to reduced invested cash balances and lower interest yields compared to the to the first nine months of fiscal 2024.

Income tax expense was $142.6 million for the first nine months of fiscal 2025, compared with $196.9 million for the first nine months of fiscal 2024.

As a result of the above-mentioned items, earnings available to common stockholders were $449.4 million for the first nine months of fiscal 2025, compared with $629.6 million for the first nine months of fiscal 2024.

Moving and Storage

Nine Months Ended December 31, 2024 compared with the Nine Months Ended December 31, 2023

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2025 and the first nine months of fiscal 2024:

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$2,983,192	$2,911,903
Self-storage revenues	667,381	618,368
Self-moving and self-storage products and service sales	254,761	262,787
Property management fees	27,950	28,582
Net investment and interest income	—	83,538
Other revenue	406,076	380,590
Moving and Storage revenue	$4,339,360	$4,285,768

Self-moving equipment rental revenues increased $71.3 million during the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024. In-Town transactions improved while revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company-operated retail locations and independent dealers, as well as the number of box trucks in the rental fleet. Conversely, over this same time period we have reduced the number of pickup trucks in the rental fleet.

Self-storage revenues increased $49.0 million during the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024. The average monthly number of occupied units increased by 6.0%, or 34,190 units, during the first nine months of fiscal 2025 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 1.7% improvement in average revenue per occupied foot. During the first nine months, we added approximately 4.9 million of new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations was as follows:

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	781	701
Square footage as of December 31	66,792	59,433
Average monthly number of units occupied	605	571
Average monthly occupancy rate based on unit count	79.9%	82.9%
End of December occupancy rate based on unit count	78.1%	81.0%
Average monthly square footage occupied	52,756	49,358

Over the last twelve months we added approximately 7.4 million net rentable square feet of new storage to the system. This was a mix of approximately 2.4 million square feet of existing storage locations we acquired and 5.0 million square feet of new development.

Sales of self-moving and self-storage products and services decreased $8.0 million for the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024. This was due to a decline in reported sales of hitches and moving supplies partially offset by an increase in propane sales. Approximately $14.0 million of the decrease was related to the exercise of an option by Mercury in February 2024 to purchase 78 U-Haul branded self-storage locations from W.P. Carey resulting in locations formerly leased by U-Haul now being treated as managed properties. From an operational standpoint, our customers will not recognize any changes to the services they receive from these locations. Please see Note 11. Related Party Transactions for additional information related to this transaction and its effect. Excluding the effects of this ownership change, moving supplies, propane and hitch sales from U-Haul owned and operated locations increased.

Property management fees decreased $0.6 million during the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024, primarily due to decreased management incentive fees related to the above mentioned Mercury transaction of $3.8 million, offset by an increase in base management fees of $3.2 million.

Other revenue increased $25.5 million during the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024, caused primarily by increases in moving and storage transactions related to our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Total costs and expenses increased $319.4 million during the first nine months of fiscal 2025, compared with the nine months of fiscal 2024. Operating expenses increased $88.3 million. Repair costs associated with the rental fleet experienced a $38.8 million decrease during the first nine months of fiscal 2025 while we experienced increases in personnel, liability costs, property taxes, utilities and building maintenance. Approximately $16.5 million of the operating expense increase was due to non-recurring costs associated with our transition to a new box supplier that we recognized in the second quarter of fiscal 2025.

Depreciation expense associated with our rental fleet increased $92.5 million for the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $109.8 million as resale values have decreased while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same quarter last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $22.0 million. Net losses on the disposal or retirement of land and buildings increased $4.1 million.

The components of depreciation, net of gains on disposals for the first nine months of fiscal 2025 were as follows:

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$511,824	$419,290
Depreciation expense - non rental equipment	71,775	70,514
Depreciation expense - real estate	135,156	114,433
Total depreciation expense	$718,755	$604,237

Net gains on disposals of rental equipment	$(29,614)	$(139,176)
Net losses on disposals of non-rental equipment	765	523
Total net gains on disposals equipment	$(28,849)	$(138,653)

Depreciation, net of gains (losses) on disposals	$689,906	$465,584

Net losses on disposals of real estate	$9,453	$5,320

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $703.0 million for the first nine months of fiscal 2025, compared with $968.9 million for the first nine months of fiscal 2024.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $44.0 million for the first nine months of fiscal 2025, compared with $41.3 million for the first nine months of fiscal 2024.

As a result of the changes in revenues and expenses described above, earnings from operations decreased to $747.0 million for the first nine months of fiscal 2025, compared with $1,010.2 million for the first nine months of fiscal 2024.

Property and Casualty Insurance

Nine Months Ended September 30, 2024 compared with the Nine Months Ended September 30, 2023

Premiums were $77.7 million and $74.7 million for the nine months ended September 30, 2024 and 2023, respectively. A significant portion of Repwest’s premiums relate to policies sold in conjunction with U-Haul rental transactions. The premium written corresponded with the change in moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $20.1 million and $14.3 million for the nine months ended September 30, 2024 and 2023, respectively. The main driver of the change in net investment income was gains associated with our common stock investments.

Operating expenses were $36.1 million and $36.5 million for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily due to a decrease in commissions in select geographies.

Benefits and losses incurred were $16.7 million and $15.4 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was due to growth in premiums written.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $44.8 million and $36.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Life Insurance

Nine Months Ended September 30, 2024 compared with the Nine Months Ended September 30, 2023

Premiums were $64.2 million and $68.2 million for the nine months ended September 30, 2024 and 2023, respectively. Medicare Supplement premiums decreased $2.4 million. Life premiums decreased $1.7 million primarily from the decrease in sales of single premium life and final expense. Deferred annuity deposits were $374.8 million or $168.0 million above prior year due to increased sales activity; these are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $98.3 million and $91.8 million for the nine months ended September 30, 2024 and 2023, respectively. Realized gains on derivatives used as hedges to fixed indexed annuities were $1.4 million current year-to-date. The decrease in the provision for expected credit losses resulted in a $1.6 million increase to the investment income. Net interest income and realized gain on the invested assets increased $2.6 million.

Operating expenses were $20.7 million and $14.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase was due to salary and wages expenses, consulting fees, receivable write downs and audit fees.

Benefits and losses incurred were $120.4 million and $115.0 million for the nine months ended September 30, 2024 and 2023, respectively. Interest credited to policyholders increased $9.4 million due to an increase in the interest credited rates on equity - indexed annuities while the stock market has risen over the last year. Life benefits decreased $2.6 million due to lower death claims as the effects of COVID-19 have waned and lower sales due to premium adjustments that took place in late 2021. Medicare supplement benefits decreased by $0.8 million from the declined policies in force.

Amortization of DAC, SIA and VOBA were $13.6 million and $19.0 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease is due to the fluctuations of the ASU 2018-12 amortization method.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $11.6 million and $14.7 million for the nine months ended September 30, 2024 and 2023, respectively.

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

As of December 31, 2024, cash and cash equivalents totaled $1,017.4 million, compared with $1,534.5 million as of March 31, 2024. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of December 31, 2024 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, other investments, fixed maturities, equity securities, and related party assets) and debt obligations of each operating segment were as follows:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$883,108	$102,310	$31,980
Other financial assets	180,307	422,747	2,984,106
Debt obligations (b)	6,929,591	—	—

(a) As of September 30, 2024
(b) Excludes ($32,604) of debt issuance costs

As of December 31, 2024, Moving and Storage had additional cash available under existing credit facilities of $465.0 million. The majority of invested cash in the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $15.9 million in the first nine months of fiscal 2025 compared with the first nine months of fiscal 2024 due to the timing of the settlement of credit cards.

Net cash used in investing activities increased $728.6 million in the first nine months of fiscal 2025, compared with the first nine months of fiscal 2024. Purchases of property, plant and equipment increased $462.5 million. Fleet related spending increased $236.8 million while investment spending on real estate and development increased $245.4 million. Cash from the sales of property, plant and equipment decreased $68.0 million largely due to fleet sales. For our insurance subsidiaries, net cash used in investing activities increased $219.7 million due to an increase in purchases and decreased proceeds on sales in fixed maturity investments and net cash provided by investing activities for Moving and Storage increased $19.3 million on short-term Treasury notes.

Net cash provided by financing activities increased $460.6 million in the first nine months of fiscal 2025, as compared with the first nine months of fiscal 2024. This was due to a combination of increased debt payments of $88.9 million, decreased finance lease repayments of $25.5 million, an increase in cash from borrowings of $367.9 million, an increase in dividend payments of $3.5 million and an increase in net annuity deposits from Life Insurance of $159.7 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2025, the Company will reinvest in its rental equipment fleet approximately $1,115 million, net of equipment sales and excluding any lease buyouts. Through the first nine months of fiscal 2025, the Company invested, net of sales, approximately $1,066 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2025 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2025 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. For the first nine months of fiscal 2025, the Company invested $1,213.9 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2025, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties and the availability of labor and materials. We are likely to maintain a high level of real estate capital expenditures through the remainder of fiscal 2025. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $2,333.4 million and $1,802.8 million for the first nine months of fiscal 2025 and 2024, respectively. The components of our net capital expenditures are provided in the following table:

	Nine months ended December 31,
	2024	2023
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$1,586,857	$1,350,024
Purchases of real estate, construction and renovations	1,213,940	968,543
Other capital expenditures	62,699	82,382
Gross capital expenditures	2,863,496	2,400,949
Less: Sales of property, plant and equipment	(530,135)	(598,170)
Net capital expenditures	$2,333,361	$1,802,779

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

Property and Casualty Insurance’s stockholder’s equity was $389.9 million and $350.5 million as of September 30, 2024 and December 31, 2023, respectively. The increase resulted from net earnings of $35.5 million and an increase in other comprehensive income of $4.0 million due to the decrease in the market value of its investment portfolio. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net deposits as of September 30, 2024 were $71.8 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $251.3 million and $197.7 million as of September 30, 2024 and December 31, 2023, respectively. The increase resulted from net earnings of $8.5 million and an increase in other comprehensive income of $45.2 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of September 30, 2024, Oxford had outstanding deposits of $60.0 million in the FHLB, for which Oxford pays fixed interest rates between 0.55% and 4.52% with maturities between March 31, 2025 and April 2, 2029. As of September 30, 2024, available-for-sale-investments held with the FHLB totaled $218.1 million, of which $196.0 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within liabilities from investment contracts on the consolidated balance sheets.

Cash Flows by Operating Segments

Moving and Storage

Net cash provided from operating activities were $1,166.3 million and $1,147.0 million for the first nine months of fiscal 2025 and 2024, respectively, due to the timing of the settlement of credit cards.

Property and Casualty Insurance

Net cash provided by operating activities were $36.1 million and $27.4 million for the first nine months ended September 30, 2024 and 2023, respectively. The increase in operating cash flows was primarily due to timing of settlement of payables for securities.

Property and Casualty Insurance’s cash and cash equivalents amounted to $102.3 million and $52.5 million as of September 30, 2024 and December 31, 2023, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet our future operating cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $53.5 million and $65.6 million for the third quarters ended September 30, 2024 and 2023, respectively. The decrease in operating cash flows was primarily due to timing of settlement of receivables for securities and decrease in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of September 30, 2024 and December 31, 2023, cash and cash equivalents amounted to $32.0 million and $101.9 million, respectively. Management believes that the overall sources of liquidity are adequate to meet our future operating cash needs.

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

The Internal Revenue Service completed and finalized their examination for tax years March 2014 through March 2021. As a result, we are owed $129 million plus interest which is reflected in Prepaid expense.

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of December 31, 2024, we had available borrowing capacity under existing credit facilities of $465.0 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure.

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

Consolidating Schedules by Operating and Reporting Segment (Unaudited)

This information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent with its subsidiaries.

Consolidating balance sheets as of December 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$883,108	$102,310	$31,980	$—		$1,017,398
Trade receivables and reinsurance recoverables, net	103,074	41,367	36,862	—		181,303
Inventories and parts	155,140	—	—	—		155,140
Prepaid expenses	265,891	—	—	—		265,891
Fixed maturity securities available-for-sale, net, at fair value	—	231,720	2,385,406	—		2,617,126
Equity securities, at fair value	—	39,933	27,734	—		67,667
Investments, other	1,000	105,602	519,028	—		625,630
Deferred policy acquisition costs, net	—	—	123,015	—		123,015
Other assets	73,467	17,790	35,156	—		126,413
Right of use assets - financing, net	168,817	—	—	—		168,817
Right of use assets - operating, net	47,997	453	50	—		48,500
Related party assets	76,233	4,125	15,076	(37,386)	(c)	58,048
	1,774,727	543,300	3,174,307	(37,386)		5,454,948

Investment in subsidiaries	641,270	—	—	(641,270)	(b)	—

Property, plant and equipment, at cost:
Land	1,822,497	—	—	—		1,822,497
Buildings and improvements	9,305,846	—	—	—		9,305,846
Furniture and equipment	1,036,203	—	—	—		1,036,203
Rental trailers and other rental equipment	1,032,132	—	—	—		1,032,132
Rental trucks	7,347,053	—	—	—		7,347,053
	20,543,731	—	—	—		20,543,731
Less: Accumulated depreciation	(5,668,514)	—	—	—		(5,668,514)
Total property, plant and equipment, net	14,875,217	—	—	—		14,875,217
Total assets	$17,291,214	$543,300	$3,174,307	$(678,656)		$20,330,165

(a) Balances as of September 30, 2024
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets as of December 31, 2024 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$781,104	$4,606	$13,742	$—		$799,452
Notes, loans and finance leases payable, net	6,896,987	—	—	—		6,896,987
Operating lease liabilities	49,025	467	51	—		49,543
Policy benefits and losses, claims and loss expenses payable	313,439	129,530	387,023	—		829,992
Liabilities from investment contracts	—	—	2,546,940	—		2,546,940
Other policyholders' funds and liabilities	—	6,799	14,096	—		20,895
Deferred income	47,419	—	—	—		47,419
Deferred income taxes, net	1,550,207	7,917	(50,520)	—		1,507,604
Related party liabilities	24,702	4,038	11,648	(40,388)	(c)	—
Total liabilities	9,662,883	153,357	2,922,980	(40,388)		12,698,832

Stockholders' equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(190,240)	(4,364)	(130,858)	138,224	(b)	(187,238)
Retained earnings	8,022,790	299,886	353,414	(653,090)	(b)	8,023,000
Cost of common stock in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred stock in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	7,628,331	389,943	251,327	(638,268)		7,631,333
Total liabilities and stockholders' equity	$17,291,214	$543,300	$3,174,307	$(678,656)		$20,330,165

(a) Balances as of September 30, 2024
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

(a) Balances as of December 31, 2023
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating statement of operations by operating segment for the quarter ended December 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$879,695	$—	$—	$(1,110)	(c)	$878,585
Self-storage revenues	227,125	—	—	—		227,125
Self-moving and self-storage products and service sales	70,407	—	—	—		70,407
Property management fees	8,869	—	—	—		8,869
Life insurance premiums	—	—	22,926	—		22,926
Property and casualty insurance premiums	—	29,115	—	(751)	(c)	28,364
Net investment and interest income	—	9,026	32,401	(891)	(b)	40,536
Other revenue	110,460	—	1,435	(149)	(b)	111,746
Total revenues	1,296,556	38,141	56,762	(2,901)		1,388,558

Costs and expenses:
Operating expenses	766,460	12,550	5,347	(2,006)	(b,c)	782,351
Commission expenses	95,031	—	—	—		95,031
Cost of product sales	52,767	—	—	—		52,767
Benefits and losses	—	6,038	42,645	—		48,683
Amortization of deferred policy acquisition costs	—	—	4,493	—		4,493
Lease expense	5,572	90	33	(643)	(b)	5,052
Depreciation, net of gains on disposals	246,091	—	—	—		246,091
Net losses on disposal of real estate	3,358	—	—	—		3,358
Total costs and expenses	1,169,279	18,678	52,518	(2,649)		1,237,826

Earnings from operations before equity in earnings of subsidiaries	127,277	19,463	4,244	(252)		150,732

Equity in earnings of subsidiaries	17,956	—	—	(17,956)	(d)	—

Earnings from operations	145,233	19,463	4,244	(18,208)		150,732
Other components of net periodic benefit costs	(372)	—	—	—		(372)
Other interest income	15,734	—	—	(96)	(b)	15,638
Interest expense	(76,833)	—	(96)	348	(b)	(76,581)
Pretax earnings	83,762	19,463	4,148	(17,956)		89,417
Income tax expense	(16,596)	(4,072)	(1,583)	—		(22,251)
Net earnings available to common stockholders	$67,166	$15,391	$2,565	$(17,956)		$67,166

(a) Balances for the quarter ended September 30, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by operating segment for the quarter ended December 31, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$841,136	$—	$—	$(1,335)	(c)	$839,801
Self-storage revenues	210,517	—	—	—		210,517
Self-moving and self-storage products and service sales	70,344	—	—	—		70,344
Property management fees	10,138	—	—	—		10,138
Life insurance premiums	—	—	22,574	—		22,574
Property and casualty insurance premiums	—	27,290	—	$(800)	(c)	26,490
Net investment and interest income	27,723	2,013	28,693	(972)	(b)	57,457
Other revenue	100,819	—	1,448	(74)	(b)	102,193
Total revenues	1,260,677	29,303	52,715	(3,181)		1,339,514

Costs and expenses:
Operating expenses	754,859	13,117	4,633	(2,204)	(b,c)	770,405
Commission expenses	87,955	—	—	—		87,955
Cost of product sales	51,536	—	—	—		51,536
Benefits and losses	—	6,673	35,822	—		42,495
Amortization of deferred policy acquisition costs	—	—	4,155	—		4,155
Lease expense	9,628	92	30	(602)	(b)	9,148
Depreciation, net of gains on disposals	173,648	—	—	—		173,648
Net losses on disposal of real estate	2,584	—	—	—		2,584
Total costs and expenses	1,080,210	19,882	44,640	(2,806)		1,141,926

Earnings from operations before equity in earnings of subsidiaries	180,467	9,421	8,075	(375)		197,588

Equity in earnings of subsidiaries	14,226	—	—	(14,226)	(d)	—

Earnings from operations	194,693	9,421	8,075	(14,601)		197,588
Other components of net periodic benefit costs	(365)	—	—	—		(365)
Interest expense	(67,705)	—	(120)	375	(b)	(67,450)
Pretax earnings	126,623	9,421	7,955	(14,226)		129,773
Income tax expense	(27,399)	(1,914)	(1,236)	—		(30,549)
Net earnings available to common stockholders	$99,224	$7,507	$6,719	$(14,226)		$99,224

(a) Balances for the quarter ended September 30, 2023
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by operating segment for the nine months ended December 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$2,983,192	$—	$—	$(2,927)	(c)	$2,980,265
Self-storage revenues	667,381	—	—	—		667,381
Self-moving and self-storage products and service sales	254,761	—	—	—		254,761
Property management fees	27,950	—	—	—		27,950
Life insurance premiums	—	—	64,154	—		64,154
Property and casualty insurance premiums	—	77,662	—	(2,302)	(c)	75,360
Net investment and interest income	—	20,118	98,334	(2,997)	(b)	115,455
Other revenue	406,076	—	4,180	(426)	(b)	409,830
Total revenues	4,339,360	97,780	166,668	(8,652)		4,595,156

Costs and expenses:
Operating expenses	2,412,071	36,055	20,697	(5,642)	(b,c)	2,463,181
Commission expenses	326,610	—	—	—		326,610
Cost of product sales	181,031	—	—	—		181,031
Benefits and losses	—	16,669	120,412	—		137,081
Amortization of deferred policy acquisition costs	—	—	13,578	—		13,578
Lease expense	17,259	287	94	(2,254)	(b)	15,386
Depreciation, net of gains on disposals	689,906	—	—	—		689,906
Net losses on disposal of real estate	9,453	—	—	—		9,453
Total costs and expenses	3,636,330	53,011	154,781	(7,896)		3,836,226

Earnings from operations before equity in earnings of subsidiaries	703,030	44,769	11,887	(756)		758,930

Equity in earnings of subsidiaries	43,980	—	—	(43,980)	(d)	—

Earnings from operations	747,010	44,769	11,887	(44,736)		758,930
Other components of net periodic benefit costs	(1,116)	—	—	—		(1,116)
Other interest income	50,340	—	—	(336)	(b)	50,004
Interest expense	(216,053)	—	(336)	1,092	(b)	(215,297)
Fees on early extinguishment of debt and costs of defeasance	(495)	—	—	—		(495)
Pretax earnings	579,686	44,769	11,551	(43,980)		592,026
Income tax expense	(130,305)	(9,293)	(3,047)	—		(142,645)
Net earnings available to common stockholders	$449,381	$35,476	$8,504	$(43,980)		$449,381

(a) Balances for the nine months ended September 30, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by operating segment for the nine months ended December 31, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$2,911,903	$—	$—	$(3,491)	(c)	$2,908,412
Self-storage revenues	618,368	—	—	—		618,368
Self-moving and self-storage products and service sales	262,787	—	—	—		262,787
Property management fees	28,582	—	—	—		28,582
Life insurance premiums	—	—	68,203	—		68,203
Property and casualty insurance premiums	—	74,708	—	(2,325)	(c)	72,383
Net investment and interest income	83,538	14,286	91,825	(2,862)	(b)	186,787
Other revenue	380,590	—	3,890	(320)	(b)	384,160
Total revenues	4,285,768	88,994	163,918	(8,998)		4,529,682

Costs and expenses:
Operating expenses	2,323,759	36,537	14,730	(6,122)	(b,c)	2,368,904
Commission expenses	306,843	—	—	—		306,843
Cost of product sales	188,831	—	—	—		188,831
Benefits and losses	—	15,360	115,032	—		130,392
Amortization of deferred policy acquisition costs	—	—	19,026	—		19,026
Lease expense	26,569	275	91	(1,754)	(b)	25,181
Depreciation, net of gains on disposals	465,584	—	—	—		465,584
Net losses on disposal of real estate	5,320	—	—	—		5,320
Total costs and expenses	3,316,906	52,172	148,879	(7,876)		3,510,081

Earnings from operations before equity in earnings of subsidiaries	968,862	36,822	15,039	(1,122)		1,019,601

Equity in earnings of subsidiaries	41,318	—	—	(41,318)	(d)	—

Earnings from operations	1,010,180	36,822	15,039	(42,440)		1,019,601
Other components of net periodic benefit costs	(1,094)	—	—	—		(1,094)
Interest expense	(192,753)	—	(360)	1,122	(b)	(191,991)
Pretax earnings	816,333	36,822	14,679	(41,318)		826,516
Income tax expense	(186,763)	(7,567)	(2,616)	—		(196,946)
Net earnings available to common stockholders	$629,570	$29,255	$12,063	$(41,318)		$629,570

(a) Balances for the nine months ended September 30, 2023
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by operating segment for the nine months ended December 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$449,381	$35,476	$8,504	$(43,980)	$449,381
Earnings from consolidated entities	(43,980)	—	—	43,980	—
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	718,755	—	—	—	718,755
Amortization of premiums and accretion of discounts related to investments, net	—	1,092	9,339	—	10,431
Amortization of debt issuance costs	4,275	—	—	—	4,275
Interest credited to policyholders	—	—	58,290	—	58,290
Provision for allowance for losses on trade receivables, net	(590)	—	2,053	—	1,463
Operating lease right-of-use asset amortization	8,015	—	—	—	8,015
Net gains on disposal of personal property	(28,849)	—	—	—	(28,849)
Net losses on disposal of real estate	9,453	—	—	—	9,453
Net losses on sales of fixed maturity securities	—	—	19	—	19
Net gains on equity securities and investments other	—	(4,086)	(3,213)	—	(7,299)
Deferred income taxes	46,384	2,003	382	—	48,769
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	33,525	713	482	—	34,720
Inventories and parts	(4,209)	—	—	—	(4,209)
Prepaid expenses	(20,559)	—	—	—	(20,559)
Deferred policy acquisition costs, net	—	—	(1,791)	—	(1,791)
Other assets	(17,909)	(341)	(1,020)	—	(19,270)
Related party assets	(1,456)	2,091	(3,039)	—	(2,404)
Accounts payable and accrued expenses and operating lease liabilities	23,426	(5,182)	2,217	—	20,461
Policy benefits and losses, claims and loss expenses payable	(5,305)	(2,949)	(13,815)	—	(22,069)
Other policyholders' funds and liabilities	—	6,166	(3,341)	—	2,825
Deferred income	(3,602)	—	—	—	(3,602)
Related party liabilities	(443)	1,151	(1,617)	—	(909)
Net cash provided by operating activities	1,166,312	36,134	53,450	—	1,255,896

Cash flows from investing activities:
Escrow deposits activity	3,445	—	—	—	3,445
Purchases of:
Property, plant and equipment	(2,863,496)	—	—	—	(2,863,496)
Fixed maturity securities available-for-sale	—	—	(441,974)	—	(441,974)
Equity securities	—	(852)	—	—	(852)
Investments, other	—	(15,218)	(77,556)	—	(92,774)
Proceeds from sales of:
Property, plant and equipment	530,135	—	—	—	530,135
Fixed maturity securities available-for-sale	72,986	8,997	236,651	—	318,634
Equity securities	—	10,831	11	—	10,842
Investments, other	—	9,910	87,684	—	97,594
Net cash provided (used) by investing activities	(2,256,930)	13,668	(195,184)	—	(2,438,446)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2024

Consolidating cash flow statements by operating segment for the nine months ended December 31, 2024 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	1,404,974	—	—	—	1,404,974
Principal repayments on credit facilities	(713,949)	—	—	—	(713,949)
Payments of debt issuance costs	(4,224)	—	—	—	(4,224)
Finance lease payments	(60,661)	—	—	—	(60,661)
Securitization deposits	331	—	—	—	331
Series N Non-Voting Common Stock dividends paid	(26,471)	—	—	—	(26,471)
Investment contract deposits	—	—	389,848	—	389,848
Investment contract withdrawals	—	—	(318,005)	—	(318,005)
Net cash provided by financing activities	600,000	—	71,843	—	671,843

Effects of exchange rate on cash	(6,439)	—	—	—	(6,439)

Increase (decrease) in cash and cash equivalents	(497,057)	49,802	(69,891)	—	(517,146)
Cash and cash equivalents at beginning of period	1,380,165	52,508	101,871	—	1,534,544
Cash and cash equivalents at end of period	$883,108	$102,310	$31,980	$—	$1,017,398
	(page 2 of 2)
(a) Balance for the period ended September 30, 2024

Consolidating cash flow statements by operating segment for the nine months ended December 31, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$629,570	$29,255	$12,063	$(41,318)	$629,570
Earnings from consolidated entities	(41,318)	—	—	41,318	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	604,237	—	—	—	604,237
Amortization of premiums and accretion of discounts related to investments, net	—	1,187	11,718	—	12,905
Amortization of debt issuance costs	5,295	—	—	—	5,295
Interest credited to policyholders	—	—	52,099	—	52,099
Provision for allowance (recoveries) for losses on trade receivables, net	1,241	(86)	—	—	1,155
Operating lease right-of-use asset amortization	11,338	—	—	—	11,338
Net gains on disposal of personal property	(138,653)	—	—	—	(138,653)
Net losses on disposal of real estate	5,320	—	—	—	5,320
Net (gains) losses on sales of fixed maturity securities	—	2	(664)	—	(662)
Net gains on equity securities and investments other	—	(174)	—	—	(174)
Deferred income taxes	102,974	8	(983)	—	101,999
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(12,171)	(1,203)	6,157	—	(7,217)
Inventories and parts	(3,698)	—	—	—	(3,698)
Prepaid expenses	1,509	—	—	—	1,509
Deferred policy acquisition costs, net	—	—	7,629	—	7,629
Other assets	(18,764)	360	(2,223)	—	(20,627)
Related party assets	(2,609)	1,536	—	—	(1,073)
Accounts payable and accrued expenses	28,117	1,219	(15,120)	—	14,216
Policy benefits and losses, claims and loss expenses payable	(18,250)	(4,540)	(6,929)	—	(29,719)
Other policyholders' funds and liabilities	—	(2,157)	3,023	—	866
Deferred income	(6,629)	—	(417)	—	(7,046)
Related party liabilities	(529)	2,024	(721)	—	774
Net cash provided by operating activities	1,146,980	27,431	65,632	—	1,240,043

Cash flows from investing activities:
Escrow deposits activity	1,045	—	—	—	1,045
Purchases of:
Property, plant and equipment	(2,400,949)	—	—	—	(2,400,949)
Fixed maturity securities available-for-sale	(171,317)	(22,144)	(76,922)	—	(270,383)
Equity securities	—	(518)	(1)	—	(519)
Investments, other	(16)	(9,276)	(123,671)	—	(132,963)
Proceeds from sales of:
Property, plant and equipment	598,170	—	—	—	598,170
Fixed maturity securities available-for-sale	225,000	12,173	210,316	—	447,489
Equity securities	—	1,413	4	—	1,417
Investments, other	—	16,596	30,204	—	46,800
Net cash provided (used) by investing activities	(1,748,067)	(1,756)	39,930	—	(1,709,893)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2023

Consolidating cash flow statements by operating segment for the nine months ended December 31, 2023 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	1,037,082	—	—	—	1,037,082
Principal repayments on credit facilities	(625,067)	—	—	—	(625,067)
Payment of debt issuance costs	(4,072)	—	—	—	(4,072)
Finance lease payments	(86,166)	—	—	—	(86,166)
Securitization deposits	236	—	—	—	236
Series N Non-Voting Common Stock dividends paid	(22,941)	—	—	—	(22,941)
Investment contract deposits	—	—	214,312	—	214,312
Investment contract withdrawals	—	—	(302,150)	—	(302,150)
Net cash provided (used) by financing activities	299,072	—	(87,838)	—	211,234

Effects of exchange rate on cash	4,068	—	—	—	4,068

Increase (decrease) in cash and cash equivalents	(297,947)	25,675	17,724	—	(254,548)
Cash and cash equivalents at beginning of period	2,034,242	11,276	15,006	—	2,060,524
Cash and cash equivalents at end of period	$1,736,295	$36,951	$32,730	$—	$1,805,976
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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform their obligations. The following table is a summary of our interest rate swap agreements as of December 31, 2024:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$56,007	$3,575	7/15/2022	7/15/2032	2.86%	1 Month SOFR
68,000	1,368	8/1/2022	8/1/2026	2.72%	1 Month SOFR
67,500	1,355	8/1/2022	8/31/2026	2.75%	1 Month SOFR
100,000	(351)	8/31/2023	8/31/2025	4.71%	1 Month SOFR
87,500	(362)	8/1/2024	8/1/2026	4.39%	1 Month SOFR

As of December 31, 2024, we had $806.5 million of variable rate debt obligations, of this amount, $427.5 million is not fixed through interest rate swaps. If Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $4.3 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of December 31, 2024 and March 31, 2024, these derivative hedges had a net market value of $8.3 million and $10.5 million, respectively, with notional amounts of $398.5 million and $526.4 million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.3% and 5.2% of our revenue was generated in Canada during the first nine months of fiscal 2025 and 2024, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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
•
our belief that we will maintain a high level of real estate capital expenditures through the remainder of fiscal 2025;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following documents are filed or furnished as part of this Quarterly Report:

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

U-Haul Holding Company

Date: February 5, 2025	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: February 5, 2025	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: February 5, 2025	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)