Form 10-K
period 2025-03-31
U-Haul Holding Co /NV/
filed 2025-05-29
CIK 4457

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2025

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

Yes ☐ No ☒

The aggregate market value of U-Haul Holding Company common stock held by non-affiliates on September 30, 2024 was $6,465,575,520. The aggregate market value was computed using the closing price for the common stock trading on NYSE on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of Common Stock, $0.25 par value, were outstanding as of May 28, 2025.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of May 28, 2025.

Documents incorporated by reference: portions of U-Haul Holding Company’s definitive proxy statement for the 2024 annual meeting of stockholders, to be filed within 120 days after U-Haul Holding Company’s fiscal year ended March 31, 2025, are incorporated by reference into Part III of this report.

We own numerous trademarks. service marks and use trade dress that contribute to the identity and recognition of our Company and its products and services. Certain of these marks and trade dress are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business. We consider the trademark “U-Haul®” to be of material importance to our business in addition, but not limited to, the U.S. trademarks and service marks “AMERCO®”, “U-Haul Holding Company®”, “eMove®”, “U-Move®”, “Gentle Ride SuspensionSM”, “In-Town®”, “Lowest DecksSM”, “Moving made Easier®”, “Make Moving Easier®”, “Mom’s Attic®”, “Moving Help®”, “Moving Helper®”, “Safemove®”, “Safemove Plus®”, “Safestor®”, “Safehaul®”, “Safetrip®”, “Safetow®”, “U-Box®”, “uhaul.com®”, “U-Haul Investors Club®”, “U-Haul Truck Share®”, “U-Haul Truck Share 24/7®“, "collegeboxes®“, "U-Haul Ready-To-Go Box®“, “U-Note®”, “WebSelfStorage®”, “U-Haul Storage Affiliates®”,and “U-Haul SmartMobilityCenter®”, among others, for use in connection with the moving and storage business. In addition, our distinctive orange and white U-Haul® trucks and trailers, and orange door self-storage units are material elements of our trade dress, and we believe that a loss of our ability to distinguish our brand and products in this way could have a material adverse effect on our business.

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
•
our plan to expand our U-Haul storage affiliate program;
•
that additional leverage can be supported by our operations and business;
•
the availability of alternative vehicle manufacturers;
•
the availability and economics of electric vehicles for our rental fleet;
•
our estimates of the residual values of our equipment fleet;
•
our plans with respect to off-balance sheet arrangements;
•
our plans to continue to invest in the U-Box program;

•
our ability to expand our breadth and reach of the U-Box program;
•
the impact of interest rate and foreign currency exchange rate changes on our operations;
•
the sufficiency of our capital resources;
•
the sufficiency of capital of our insurance subsidiaries;
•
inflationary pressures and/or imposition of tariffs that may challenge our ability to maintain or improve upon our operating margin;
•
our belief that we have the financial resources needed to meet our business plans;
•
our belief that we will maintain a high level of real estate capital expenditures in fiscal 2026;
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
•
our ability to maintain or increase adequate levels of new investment for our rental equipment fleet;
•
our ability to complete current projects, increase occupancy in our existing portfolio of locations, and acquire new locations;
•
our ability to expand our Life Insurance segment in the senior market;
•
our ability to grow our agency force, expand our product offerings, and pursue business acquisition opportunities in our Life Insurance segment;
•
our belief that fiscal 2026 investments will be funded largely through debt financing, external lease financing, private placement and cash from operations; and
•
our plan to expand owned storage properties and our belief that such development projects will be funded through a combination of internally generated funds, corporate debt and with borrowings against existing properties as they operationally mature.

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

We were founded in 1945 as a sole proprietorship under the name "U-Haul Trailer Rental Company" and have rented trailers ever since. Starting in 1959, we rented trucks on a one-way and in-town basis exclusively through independent U-Haul dealers. In 1973, we began developing our network of U-Haul managed retail stores, through which we rent our trucks and trailers, self-storage units and portable moving and storage units and sell moving and self-storage products and services to complement our independent dealer network.

We rent our distinctive orange and white U-Haul trucks and trailers, and orange door self-storage units, through a network of nearly 2,400 Company-operated retail moving stores and over 21,600 independent U-Haul dealers. We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our uhaul.com website and mobile app.

We believe U-Haul is the most convenient supplier of products and services addressing the needs of the United States and Canada’s “do-it-yourself” moving and storage markets. Our broad geographic coverage throughout the United States and Canada and our extensive selection of U-Haul brand moving equipment rentals, self-storage units, portable moving and storage units and related moving and storage products and services provide our customers with convenient “one-stop” shopping.

Since 1945, we have incorporated sustainable practices into our everyday operations. We believe that our basic business premise of equipment sharing helps reduce greenhouse gas emissions and reduces the inventory of total large capacity vehicles. We continue to look for ways to reduce waste within our business and are dedicated to manufacturing reusable components and recyclable products. We believe that our commitment to sustainability, through our products, services and everyday operations has helped us to reduce our impact on the environment.

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

Available Information

U-Haul Holding Company and U-Haul are each incorporated in Nevada. The internet address for U-Haul is uhaul.com. On U-Haul Holding Company’s investor relations website, investors.uhaul.com, we post the following filings as soon as practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (“SEC”): our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, proxy statements related to meetings of our stockholders, and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We also use our investor relations website as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD. All such filings on our website are available free of charge. Additionally, you will find these materials on the SEC’s website at sec.gov.

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

As of March 31, 2025, our rental fleet consisted of approximately 192,100 trucks, 137,500 trailers and 39,700 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving stores and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul rentals.

Our rental truck chassis are engineered by domestic truck manufacturers. These chassis are joined with the U-Haul designed and manufactured van boxes primarily at U-Haul operated manufacturing and assembly facilities strategically located throughout the United States. U-Haul rental trucks feature our proprietary Lowest Deck, which provides our customers with extra ease of loading. The loading ramps on our trucks are the widest in the industry, which reduces the effort needed to move belongings. Our trucks are fitted with convenient rub rails with tie downs on every interior wall. Our Gentle Ride Suspension helps our customers safely move delicate and prized possessions. Also, the engineers at our U-Haul Technical Center determined that the softest ride in our trucks was at the front of the van box. Consequently, we designed the part of the van box that hangs over the front cab of the truck to be the location for our customers to place their most fragile items during their move. We call this area Mom’s Attic.

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

We also provide customers with equipment to transport their vehicles. We provide three towing options: auto transport and toy hauler, both of which involve all four wheels being off the ground, and a tow dolly, in which the front wheels of the towed vehicle are off the ground.

To help our customers load their boxes and larger household appliances and furniture, we offer several accessory rental items. Our utility dolly has a lightweight design and is easy to maneuver. Another rental accessory is our four wheel dolly, which provides a large, flat surface for moving dressers, wall units, pianos and other large household items. Our appliance dollies provide the leverage needed to move refrigerators, freezers, washers and dryers easily and safely. These utility, furniture and appliance dollies, along with the low decks and the wide loading ramps on U-Haul trucks and trailers, are designed for easy loading and unloading of our customers’ belongings.

Another extension of our strategy to make “do-it-yourself” moving and storage easier is our U-Box program. A U-Box portable moving and storage unit is delivered to a location of our customer’s choosing either by the customers themselves through the use of a U-Box trailer, with the assistance of our Moving Help program, or by Company personnel. Once the U-Box portable moving and storage unit is filled, it can be stored at the customer’s location, or taken to one of our U-Haul operated locations, a participating independent dealer, or moved to a location of the customer’s choice.

The total package U-Haul offers to the “do-it-yourself” household mover doesn’t end with trucks, trailers, U-Box and accessory rental items. Our moving supplies include a wide array of affordably priced U-Haul brand boxes, tape and packing materials. We also provide specialty boxes for dishes, computers, flat screen television and sensitive electronic equipment, as well as tape, security locks, and packing supplies. U-Haul brand boxes are specifically sized to make loading easier.

We estimate that U-Haul is North America’s largest seller and installer of hitches and towing systems. In addition to towing U-Haul equipment, these hitching and towing systems can tow jet skis, motorcycles, boats, campers and toy haulers. Each year, millions of customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories.

U-Haul has one of North America’s largest propane refilling networks, with nearly 1,200 locations providing this convenient service. We employ trained, certified personnel to refill propane cylinders and alternative fuel vehicles. Our network of propane dispensing locations is one of the largest automobile alternative refueling networks in North America.

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. As of March 31, 2025, we operate 2,046 self-storage locations in the United States and Canada, with over 1,079,000 rentable storage units comprising 93.7 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate-controlled storage units to protect temperature sensitive goods.

Additionally, we offer moving and storage protection packages such as Safemove and Safetow. These programs provide moving and towing customers with a damage waiver, cargo protection and medical and life insurance coverage. Safestor provides protection for storage and U-Box customers from loss on their goods in storage. Safehaul provides protection for customers’ belongings when in transit using our U-Box portable moving and storage units. For our customers who desire additional coverage over and above the standard Safemove protection, we also offer our Safemove Plus product. This package provides the rental customer with a layer of primary liability protection. Safetrip is supplemental roadside protection for the customers' U-Haul equipment.

We believe that through our website, uhaul.com, and the U-Haul app, we have aggregated the largest network of customers and independent businesses in the self-moving and self-storage industry. In particular, our Moving Help program connects “do-it-yourself” movers with thousands of independent service providers in the United States and Canada to assist our customers in packing, loading, unloading, cleaning and performing other services.

Through the U-Haul Storage Affiliates program, independent storage businesses can join one of the world’s largest self-storage reservation systems. Self-storage customers making a reservation through uhaul.com or the U-Haul app can access all of the U-Haul self-storage centers and all of our independent storage affiliate partners for even greater convenience to meet their self-storage needs. For the independent storage operator, our network gives them access to products and services allowing them to compete with larger operators more cost effectively.

Description of Operating and Reportable Segments

U-Haul Holding Company’s three operating and reportable segments are Moving and Storage, Property and Casualty Insurance, and Life Insurance.

Financial information for each of our operating and reportable segments is included in the Notes to Consolidated Financial Statements.

Moving and Storage Segment

Our Moving and Storage segment (“Moving and Storage”) consists of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, and the rental of fixed and portable moving and storage units to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul throughout the United States and Canada.

Net revenue from Moving and Storage was approximately 94.2%, 94.0% and 94.8% of consolidated net revenue in fiscal 2025, 2024 and 2023, respectively.

The total number of rental trucks in our fleet increased from fiscal 2024. The availability of new trucks for purchase has improved allowing us to increase the number of older trucks that we have retired and rotated out of the fleet in fiscal 2025.

Within our truck and trailer rental operation, we are focused on expanding our independent dealer network to provide added convenience for our customers. We maximize vehicle utilization by managing distribution of our truck and trailer fleets among the nearly 2,400 U-Haul-operated stores and over 21,600 independent dealers. Utilizing our proprietary reservations management system, our centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Over half of all U-Move rental revenue originated from our Company operated stores.

At our owned and operated retail stores, we are implementing new initiatives to improve customer service. These initiatives include expanding the capabilities of our U-Haul app, improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers, effectively marketing our broad line of self-moving related products and services, expanding accessibility to provide more convenience to our customers, and enhancing our ability to properly staff locations during our peak hours of operations by attracting and retaining “moonlighters” (part-time U-Haul system members with full-time jobs elsewhere) during our peak hours of operation. We offer U-Haul Truck Share 24/7 to our entire network in the United States and Canada. This allows our customers to rent equipment through a mobile device any time of the day without having to visit the counter. We currently have several U.S. and Canadian Patents granted or pending on our U-Haul Truck Share 24/7 system.

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

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. We operate over 1,079,000 rentable storage units, comprising 93.7 million square feet of rentable storage space with locations in 50 states and 10 Canadian provinces. Our owned and managed self-storage facility locations range in size up to 309,000 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

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

Moving Help and U-Haul Storage Affiliates on uhaul.com are online marketplaces that connect consumers to independent Moving Help service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated Moving Help and storage affiliates provide pack and load help, cleaning help, self-storage and similar services all over the United States and Canada. Our goal is to further utilize our web-based technology platform, including our U-Haul app, to increase service to consumers and businesses in the moving and storage market.

Compliance with the requirements of federal, state, provincial and local governments affects our business. Our truck, trailer, self-storage, and U-Box rental business is subject to various federal, state, provincial and local regulations in the United States and Canada. Specifically, the U.S. Department of Transportation and various state, federal and Canadian agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. In addition, our business is also subject to federal, state, provincial and local laws and regulations relating to environmental protection and human health and safety, among other matters. The laws and regulations that affect our business are complex, change frequently and could become more stringent in the future.

Moving and Storage business is seasonal and our results of operations and cash flows fluctuate significantly from quarter to quarter. Historically, revenues have been stronger in the first and second fiscal quarters due to the overall increase in moving activity during the spring and summer months. The fourth fiscal quarter is generally our weakest.

Property and Casualty Insurance Segment

Our Property and Casualty Insurance segment (“Property and Casualty Insurance”) provides loss adjusting and claims handling for U-Haul through regional offices across the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Safemove Plus, Safehaul and Safestor protection packages to U-Haul customers. We attempt to price our products to be a good value to our customers. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Net revenue from Property and Casualty Insurance was approximately 2.1%, 2.1% and 1.7% of consolidated net revenue in fiscal 2025, 2024 and 2023, respectively.

Life Insurance Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from Life Insurance was approximately 3.7%, 3.9% and 3.5% of consolidated net revenue in fiscal 2025, 2024 and 2023, respectively.

Human Capital

We work at never forgetting that our quality self-move, self-storage, U-Box, and closely related services and products are meant to improve human lives and serve the do-it-yourself moving public. We believe our workforce is a reflection of, and as diverse as the customers we serve. Discrimination based on race, gender, religion, age, ethnicity, disability, familial status or any other form of discrimination prohibited by applicable law in the acquisition, promotion, compensation, management or retention of talent is not accepted. We do not use a single or fixed set of measures or objectives as part of our recruitment and talent acquisition process or human resource management.

System Members

As of March 31, 2025, we employed approximately 33,000 people in the United States and approximately 2,100 in Canada with approximately 99% of these system members working within Moving and Storage and approximately 51% of these system members working on a full-time basis.

We operate nearly 2,400 retail locations, 11 manufacturing and assembly facilities, 152 fixed-site repair facilities, a distribution center and our corporate offices. We hire system members from the communities in which we are located and prefer to promote from within our team.

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

Education and Development

The Company encourages life-long personal and professional development for our system members. We do this by offering our system members and our independent dealers free access to our online U-Haul University courses that are helpful for the development of specialized industry knowledge and to the safety of our team. To support more generalized education for our system members, we also provide a tuition reimbursement program.

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

Our marketing plan focuses on maintaining our leadership position in the “do-it-yourself” moving and storage industry by continually improving the ease of use and economy of our rental equipment, by providing added convenience to our retail centers, through independent U-Haul dealers, and by expanding the capabilities of our U-Haul websites and U-Haul app.

A significant driver of rental transaction volume is our utilization of an online reservation and sales system, through uhaul.com, the U-Haul app and our 24-hour 1-800-GO-U-HAUL telephone reservations system. These points of contact are prominently featured and are a major driver of customer lead sources.

Competition

Moving and Storage Segment

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

Insurance Segments

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

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment, which consists of box trucks, cargo vans, and pickups, which we refer to collectively as “trucks”, as well as trailers and towing devices. Fleet costs typically represent one of our largest expenses and can vary from year to year based partly on the prices at which we are able to purchase and dispose of our trucks. Our rental truck fleet rotation program is funded internally through operations and externally from debt and lease financing. Our ability to fund our routine fleet rotation program could be adversely affected if financial market conditions limit the general availability of external financing or adversely affect the terms and conditions at which such financing is available. This could lead us to operate trucks longer than initially planned and/or reduce the size of the fleet, either of which could materially and negatively affect our results of operations.

Another important aspect of our fleet rotation program is the sale of used rental trucks. The sale of used trucks provides us with funds that can be used to purchase new trucks. Used truck prices are subject to changes in demand for such trucks, consumer interests, inventory levels, pricing for similar new vehicles, interest rates, fuel costs, tariffs and other trade barriers, and general economic conditions. Conditions may arise that could lead to a decrease in demand and/or resale values for our used trucks. If there is a decline in residual values for trucks in our fleet, it may cause us to hold those trucks longer, sustain a loss on the sale of those trucks or require us to depreciate those trucks at a more accelerated rate than currently anticipated while we own them. This could have a material adverse effect on our financial results, which could result in substantial losses and decreases in cash flows from the sale of used trucks.

We obtain our rental trucks from a limited number of manufacturers.

Over the last 30 years, we have purchased the majority of our rental trucks from Ford Motor Company and General Motors Corporation. We are exposed to risk to the extent that they or any other auto manufacturer from which we purchase our trucks significantly curtails production. That production could be curtailed as a result of a wide range of factors, including but not limited to supply chain disruptions, government regulations or mandates, tariffs, duties or other trade barriers, shortages of parts, organizational changes, and financial difficulties they may face. We could be materially and negatively impacted by any inability of such manufacturers to accept future orders from U-Haul or fulfill existing orders.

In addition, the cost of acquiring new rental trucks has increased significantly in recent years. If costs significantly increase in the future, whether because of general economic conditions, adverse effects of government regulations, tariffs, duties, other trade barriers, supply chain disruptions, or any other reason, it could materially and negatively affect our ability to rotate new equipment into the fleet. Although we believe that we could contract with alternative manufacturers for our rental trucks, we cannot guarantee that we will be able to do so or predict how long that would take. In addition, termination of our existing relationships with these suppliers could have a material adverse effect on our business, financial condition or results of operations for an indefinite period of time.

A significant portion of our revenues are generated through third parties.

Our business plan relies upon a network of independent dealers strategically located throughout the United States and Canada. As of March 31, 2025, we had over 21,600 independent equipment rental dealers. In fiscal 2025, just under half of all U-Move rental revenue originated through this network.

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

Regulatory pressure in connection with the introduction and expansion of electric, autonomous, and connected rental vehicles could require infrastructure improvement that could inhibit our current business model and negatively impact our ability to acquire, or increase our cost of acquisition for rental trucks. For example, the Advanced Clean Fleets regulation (“ACF”) adopted by the California Air Resources Board (“CARB”) would have required us to phase out certain internal combustion engine vehicles from our fleet and replace them with so-called zero-emission vehicles (“ZEVs”). California must request and receive a waiver from the Environmental Protection Agency (“EPA”) to enforce the ACF, and for now it has withdrawn its request for such a waiver. If California seeks and obtains such a waiver in the future, then to accommodate ZEVs, our Company-operated locations and independent dealer network may require physical upgrades that are uneconomical and/or unachievable. In addition, because many of our vehicles are used by our customers for one-way interstate moves, if the ACF or similar laws or regulations are adopted by federal, state, or provincial governments or regulators in the future, it could materially and negatively affect our operations across North America because our one-way rental vehicles travel throughout the U.S. and Canada. Under any such laws, our one-way rental business would depend, in whole or in part, on an in-transit recharging network throughout the United States and Canada to support electric vehicles or ZEVs. Such a recharging network does not exist today, and even if one is built, the increased rental cost, and time and cost required to charge electric vehicles or ZEVs may be so great as to substantially limit our ability to serve customers needing to move long distances.

We cooperate with original equipment manufacturers (“OEM's"), maintain and train our own technical experts, and operate an equipment Technical Center that has positioned us as an industry leader in innovation for over fifty years. However, any legal or regulatory changes that would require electric, autonomous, or connected vehicles in our fleet would raise challenges of enormous scale. Our repair and maintenance infrastructures, including both physical plants as well as personnel, may be inappropriate for these new types of vehicles. Without such repair and maintenance capabilities it could compromise our ability to operate a fleet of electric vehicles or ZEVs. We may also need to depend upon third party providers for some of those services, and they may not be able to provide workable solutions. There is a risk that we may not be able to adequately prepare for these possibilities. In addition, even if we successfully adapt to any such changes, there can be no guarantee that our fleet or services as adapted would meet the needs of our “do-it-yourself” moving and storage customers, or that we would be able to offer our products and services at prices our customers would be willing or able to pay.

We are encouraged that the U.S. Congress has passed resolutions, subject to signature by President Trump, rescinding waivers granted by the EPA to California for other CARB regulations that would have effectively imposed emissions limits and sales mandates on OEMs well beyond California’s borders. We are also encouraged by the Trump Administration’s actions to reverse and limit state attempts to impose emission and other requirements that would effectively limit the availability of internal combustion vehicles for fleets such as ours. However, there is no assurance that courts or a future Congress or administration will not reverse such rescission of waivers or such actions by the Trump Administration or that California will not apply for and receive a waiver for the ACF. In addition, an existing agreement between OEM’s and California may require OEM’s to meet California’s emissions requirements and sales mandates for electric vehicles or ZEVs even if CARB’s regulations cannot be enforced. If that occurs, we may not be able to successfully adapt to the requirements of a changed regulatory or commercial environment that favors or requires all-electric or specific alternative fuel vehicles.

Any insistence by governments that the future of the economy will be based on all-electric vehicles instead of hybrid or other alternative fuel vehicles may result in government regulators knowingly or unknowingly choosing the winners and losers in an evolving transportation environment. It is possible that they may not choose U-Haul customers and U-Haul to be among the winners. In addition, any such insistence may create an infrastructure in which personal interstate travel would be uneconomical or severely regulated, which could materially and adversely affect our moving business, results of operations, and financial position. In addition, there is growing evidence that consumers may refuse to support an all-electric solution for their moving needs, squeezing U-Haul between government demands and consumer preferences.

We face liability risks associated with the operation of our rental fleet, sales of our products, and operation of our locations.

The operation of our moving and storage centers, our business of renting moving and storage equipment to customers, the sale of moving and storage supplies, towing accessories and installation, and our refilling of propane tanks exposes us to liability claims. These include but are not limited to claims for property damage, personal injury, and even death. We seek to limit the occurrence of such claims through the design of our equipment, communication of its proper use, repair and maintenance schedules, training of our personnel, risk management assessments, and by providing our customers with online resources for the proper use of products and services. Regardless, accidents still occur, and we manage the financial risk of these events through third party insurance carriers. While these excess loss and property insurance policies are available today at affordable costs, this could change and could negatively affect our results of operations and financial position. Changes in attitudes of juries and/or involvement of third parties in the litigation process through litigation financing could negatively affect our results.

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

We commit resources to prevention, detection, and mitigation to limit the adverse effects of cybersecurity incidents. We have implemented security protocols, backup systems and alternative procedures to mitigate these risks. We employ IT security team members that have cybersecurity experience or certifications and utilize third-party service providers and consultants to protect our systems and assist us in managing these risks. Our Board and its Audit & Cyber Committee exercise oversight of our cybersecurity risks and management's oversight of the processes and procedures that protect our systems and data. However, despite our security measures, we cannot guarantee that we will not be adversely affected by cybersecurity incidents, including hacks of our systems, denial-of-service attacks, viruses and other malicious software (malware), team member error or malfeasance, phishing attacks, social engineering, security breaches, disruptions during the process of upgrading or replacing computer software or hardware, or other attacks that may jeopardize the security of information stored in or transmitted by technology systems and networks that we or third-party service providers maintain, which include cloud-based networks and data center storage.

In addition, our response to cybersecurity incidents, our investments in our technology, and our controls, processes, and practices, may not be sufficient to shield us from significant losses or liability. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are increasingly sophisticated, including as a result of emerging technologies such as artificial intelligence and machine learning. Moreover, the techniques used may be difficult to detect, and often are not recognized until launched against a target. As a result, we may not anticipate an attack or respond adequately or timely, and the extent of a particular incident may not be immediately clear. It could take significant time before an investigation can be completed and reliable information about the incident becomes known. During an investigation, it is possible we may not know the extent of the harm, or how to remediate it, which could further adversely impact us. New regulations could result in us being required to disclose information about a cybersecurity incident before it has been fully investigated, mitigated, or resolved. Due to the risk of allegations by plaintiffs’ counsel or government regulators armed with the benefit of hindsight, we may be required to disclose information about a cybersecurity incident even before we determine whether it was material.

In addition, because our systems contain information about individuals and businesses, our failure to maintain the security of the data we hold, whether because of our own error or the malfeasance or errors of others, could lead to unauthorized access or the release of personally identifiable or otherwise confidential or protected information. Our failure to maintain the security of the data we hold could also violate applicable privacy, data security and other laws and subject us to lawsuits and regulatory enforcement resulting in fines. Regulators have been imposing new data privacy and security requirements, including new and greater monetary fines for privacy violations, such as those under the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act. Other U.S. states and Canadian provinces have also proposed or adopted their own data protection legislation or regulations, which are often broad in scope and subject to evolving interpretations and increasing enforcement. Some of these laws and regulations provide for statutory damages or fines even if we have used commercially reasonable efforts to protect our data and systems but a bad actor breaches our cybersecurity defenses and gains access to personally identifiable information. Even if no party incurs any actual damages, we could be punished by the government for criminal cyberattacks by bad actors, and the fines or other costs imposed upon us could reach amounts that could have a material adverse effect on us, our results of operations, and financial condition. In addition, new and existing data privacy laws and regulations could diverge and conflict with each other in certain respects, making compliance increasingly difficult. Complying with new regulatory requirements could require us to incur substantial expenses and change our business. As regulators become increasingly focused on information security, data collection, and privacy, we may be required to devote significant additional resources to dealing with their demands.

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

As of December 31, 2024, Repwest reported $0.4 million of reinsurance recoverables, net of allowances and $32.4 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $20.3 million.

As of December 31, 2024, Oxford's derivative hedges had a net market value of $8.8 million with notional amounts of $297.1 million.

Risks Related to our Industry

We operate in a highly competitive industry.

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors, many of which are several times larger than U-Haul. We believe the principal competitive factors in this industry are convenience of rental locations, availability of quality rental moving equipment, breadth of essential services and products and total cost. Our financial results can be adversely impacted by aggressive pricing from our competitors. Some of our competitors may have greater financial resources than we have. We cannot assure you that we will be able to maintain existing rental prices or implement price increases. Moreover, if our competitors reduce prices and we are not able or willing to do so as well, we may lose rental volume, which would likely have a materially adverse effect on our results of operations.

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

In addition, the moving and storage industry has experienced rapid changes in technology. Numerous potential competitors are working to establish paradigm shifting technologies from self-driving vehicles to vehicle sharing services and other technologies that connect riders with vehicles. Additionally, customer demand for ease of online or app-based management of their moving and storage transactions continues to grow. Customers also increasingly turn to new technologies, such as artificial intelligence apps and chatbots to locate and compare products, including moving and storage products, and we may not successfully adapt our marketing and ability to reach customers through these new and developing platforms. There may be other innovations and technologies that could impact the do-it-yourself moving and storage industries that we cannot yet foresee. We actively develop and deploy new technologies, but we cannot ensure that our initiatives will be successful or timely, and our failure to effectively implement any initiative could have an adverse impact on our financial condition or results of operations.

Economic conditions, including those related to the credit markets, interest rates and inflation, may adversely affect our industry, business and results of operations.

Consumer and commercial spending are generally affected by the health of the economy, which places some of the factors affecting the success of our business beyond our control. Our businesses, although traditionally not as cyclical as some, could experience significant downturns in connection with or in anticipation of declines in general economic conditions. In times of declining consumer spending, we may be driven to reduce pricing, which could have a negative impact on gross profit. In addition, any downturn in the economy could result in reduced revenues and working capital. Trends in the economy are resulting in inflationary pressures leading to an increase in our cost of doing business. Tariffs and trade restrictions could be announced with little or no advance notice that could adversely affect us. We cannot guarantee that we would be able to either manage the costs lower or pass them along to our customers in the form of higher prices.

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

In September 2024, A.M. Best affirmed the financial strength rating (“FSR”) for Oxford and Christian Fidelity Life Insurance Company (“CFLIC”) of A. The FSR outlook was revised to negative from stable. In addition, A.M. Best affirmed the long-term issuer credit rating (“LTICR”) of “a”. The LTICR outlook of these ratings was revised to negative from stable. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

Risks Related to our Financings

We are leveraged.

As of March 31, 2025, we had total debt outstanding of $7,229.3 million and operating lease liabilities of $47.0 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways, among others:

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

Willow Grove Holdings LP, directly and through controlled entities (“WGHLP”), owns 9,791,911 shares of our common stock, $0.25 par value per share (“Voting Common Stock”), and together with Edward J. Shoen and Mark V. Shoen, owns 9,828,541 shares (approximately 50.1%) of Voting Common Stock. The general partner of WGHLP controls the voting and disposition decisions with respect to the Voting Common Stock owned by WGHLP, and is managed by Edward J. Shoen (the Chairman of the Board of Directors and Chief Executive Officer of U-Haul Holding Company) and his brother, Mark V. Shoen. Accordingly, Edward J. Shoen and Mark V. Shoen are in a position to significantly influence our business and policies, including the approval of certain significant transactions, the election of the members of our board of directors (the “Board”) and other matters submitted to our stockholders. There can be no assurance that their interests will not conflict with the interests of our other stockholders.

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

In addition, 732,866 shares (approximately 4.0% of our Voting Common Stock) are owned under our ESOP. Each ESOP participant is entitled to vote the shares allocated to himself or herself in their discretion. If an ESOP participant does not vote his or her shares, those shares will be voted by the ESOP trustee, in the ESOP trustee’s discretion.

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

We are highly regulated and changes in existing laws and regulations or violations of existing or future laws and regulations could have a material adverse effect on our operations and profitability.

Our truck, trailer, self-storage, and U-Box container rental business is subject to regulation by various federal, state and provincial governmental entities in the United States and Canada. For example, the U.S. Department of Transportation and various state, federal and Canadian agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. In addition, our business is also subject to federal, state, provincial and local laws and regulations relating to environmental protection, land use, and human health and safety, among other matters. The failure to comply with any of these laws and regulations may adversely affect our ability to sell or rent our equipment or property or to use our property as collateral for future borrowings. In addition, zoning choices enacted by individual municipalities in the United States and Canada may limit our ability to serve certain markets with our products and services. Compliance with changing laws and regulations could substantially impair real property and equipment productivity and increase our costs.

In addition, we may become subject to federal, state, or provincial regulations that set a maximum amount of carbon emissions individual entities can emit without penalty or we may become subject to carbon-based taxes. Such regulations or taxes would likely affect everyone who uses fossil fuels and would disproportionately affect users in the highway transportation industries.

We have no evidence to support a belief that “do-it-yourself” moving customers are willing to accept any additional costs that could result from such penalties or taxes. Should such penalties or taxes be enacted, we could see an increase in expenses, including compliance costs and a negative effect on our operating margin.

As our U-Box operations increasingly provide services to customers for moves to countries other than the United States and Canada, we may also be exposed to laws and regulations in those other countries. The need to comply with any such laws or regulations could increase expenses.

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

Potential risks related to our protection of our intellectual property.

Since 1945, we have used certain trade dress, such as our distinctive orange U-Haul trucks, trailers, U-Boxes, and orange door self-storage units and trademarks that include the color orange to distinguish our brand, products, and services. We believe that our rights in our intellectual property, including our rights to use the color orange in the promotion of our goods and services, are strong and well-supported. However, over the past few years, Public Storage has sought to prevent self-storage operators from using the color orange in connection with their self-storage services. We filed a lawsuit against Public Storage in the District of Arizona in December 2024, asking for a declaration that our trade dress and trademarks that use orange do not infringe on Public Storage's claimed intellectual property rights. While we believe we will be able to successfully protect our rights to continue to use the color orange to distinguish our brand, products and services, there can be no assurance of a favorable outcome. If we are unsuccessful, our ability to use these marks could be limited, which could adversely impact our financial condition or results of operations.

Changes to U.S. tax laws may adversely affect our financial condition or results of operations and create the risk that we may need to adjust our accounting for these changes.

The Tax Cuts and Jobs Act (“Tax Reform Act”) and the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) made significant changes to U.S. tax laws and include numerous provisions that affect businesses, including ours. For instance, as a result of lower corporate tax rates, the Tax Reform Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities. It also limits interest expense deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures. Other provisions have international tax consequences for businesses like ours that operate internationally. The CARES Act allows for the carryback of certain net operating losses. The Tax Reform Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service (“IRS”), as well as state tax authorities, and the Tax Reform Act and CARES Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of these acts. The Tax Reform Act put into place 100% first year bonus depreciation. This decreased to 80% starting in 2023, 60% in 2024, 40% in 2025, and will continue to gradually decrease in future years and will impact our tax liability. The accounting treatment of these tax law changes was complex, and some of the changes affected both current and future periods. Others primarily affected future periods. Additional changes to the U.S. tax code could negatively offset operating cashflows.

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

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate nearly 2,400 U-Haul retail centers of which 488 U-Haul branded locations are managed for subsidiaries of WGHLP and Mercury Partners, L.P., and 11 manufacturing and assembly facilities. We also operate over 152 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of Moving and Storage.

Item 3. Legal Proceedings

Please see Note 19, Contingencies, of the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part ii

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

U-Haul Holding Company’s two classes of common stock are listed on the New York Stock Exchange under the trading symbols “UHAL” for our Voting Common Stock and “UHAL.B” for our Non-Voting Common Stock. As of March 31, 2025, there were approximately 3,600 holders of record of our Voting Common Stock and approximately 4,600 holders of record of our Non-Voting Common Stock. We derived the number of our stockholders using internal stock ledgers and utilizing Computershare listings.

Dividends

We do not have a formal dividend policy for our Voting Common Stock (UHAL). We do have a dividend policy for our Non-Voting Common Stock (UHAL.B), which provides that unless the Board determines otherwise in its sole discretion, it is the Company’s policy to declare and pay a quarterly cash dividend. The dividend rate was increased from $0.04 per share to $0.05 per share in December 2023. The Board periodically considers the advisability of declaring and paying dividends to holders of each of our two classes of common stock in light of existing circumstances.

The following table lists the dividends that were declared and issued for fiscal 2025 and 2024.

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 5, 2025	$0.05	March 17, 2025	March 28, 2025
December 4, 2024	$0.05	December 16, 2024	December 27, 2024
August 15, 2024	$0.05	September 16, 2024	September 27, 2024
June 5, 2024	$0.05	June 17, 2024	June 28, 2024
March 6, 2024	$0.05	March 18, 2024	March 28, 2024
December 6, 2023	$0.05	December 18, 2023	December 29, 2023
August 17, 2023	$0.04	September 19, 2023	September 29, 2023
June 7, 2023	$0.04	June 20, 2023	June 30, 2023

See Note 28, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to U-Haul Holding Company.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s Voting Common Stock (UHAL) and Non-Voting Common Stock (UHAL.B) with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average, in each case for the period March 31, 2020 through March 31, 2025. The comparison assumes that $100 was invested on March 31, 2020 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on the New York Stock Exchange and NASDAQ Global Select Market on March 31, 2021, 2022, 2023, 2024 and 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among U-Haul Holding Company (UHAL and UHAL.B), The Dow Jones US Index
And The Dow Jones US Transportation Average Index

$250
$200
$150
$100
$50
$0
3/31/2020
3/31/2021
3/31/2022
3/31/2023
3/31/2024
3/31/2025
UHAL
U-Haul B-Shares
Dow Jones US Index
Dow Jones Transportation Index

*$100 invested on 3/31/2020 in stock or index including reinvestment of dividends.
Fiscal year ending March 31.

Fiscal years ended March 31:	2020	2021	2022	2023	2024	2025

U-Haul Holding Company - UHAL	$100	$212	$207	$207	$235	$227
U-Haul Holding Company - UHAL.B	100	212	207	179	231	206
Dow Jones US Total Market	100	150	158	152	182	192
Dow Jones US Transportation Average	100	189	211	187	210	191

Item 6. [Reserved]

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of U-Haul Holding Company, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2025 compared with fiscal 2024, which are followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. The discussion of our financial condition and results of operations for the year ended March 31, 2023 included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2024 is incorporated by reference into this MD&A. We conclude this MD&A by discussing our outlook for fiscal 2026.

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

U-Haul Holding Company has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. We believe that consolidating their calendar year into our fiscal year consolidated financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2024, 2023 and 2022 correspond to fiscal 2025, 2024 and 2023 for U-Haul Holding Company.

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

Description of Operating and Reportable Segments

U-Haul Holding Company’s three operating and reportable segments are Moving and Storage, Property and Casualty Insurance, and Life Insurance.

See Note 1, Basis of Presentation, Note 21, Reportable Segment Information, and Note 22, Financial Information by Geographic Area, of the Notes to Consolidated Financial Statements.

Moving and Storage Segment

Moving and Storage operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, and the rental of fixed and portable moving and storage units to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul throughout the United States and Canada.

With respect to our truck, trailer, specialty rental items and self-storage rental business, we are focused on expanding our dealer network, which provides added convenience for our customers, and expanding the selection and availability of rental equipment to satisfy the needs of our customers.

U-Haul branded self-moving related products and services, such as boxes, pads and tape allow our customers to, among other things, protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

uhaul.com and U-Haul's mobile app are an online marketplace that connects consumers to our operations as well as independent Moving Help service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services throughout the United States and Canada. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Property and Casualty Insurance Segment

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Safemove Plus, Safestor and Safehaul protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs.

Life Insurance Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Cybersecurity Incident

On September 9, 2022, we announced that the Company was made aware of a data security incident involving U-Haul's information technology network. U-Haul detected two unique passwords were compromised and used to access U-Haul customers' information. U-Haul took immediate steps to contain the incident and promptly enhanced its security measures to prevent any further unauthorized access. U-Haul retained cybersecurity experts and incident response counsel to investigate the incident and implement additional security safeguards. The investigation determined that between November 5, 2021 and April 8, 2022, the threat actor accessed customer contracts containing customers’ names, dates of birth, and driver’s license or state identification numbers. None of U-Haul’s financial, payment processing or email systems were involved. U-Haul has notified impacted customers and relevant governmental authorities.

Several class action lawsuits related to the incident were filed against U-Haul, which were consolidated into one action in the U.S. District Court for the District of Arizona (the "Court"). On October 27, 2023, the Court dismissed with prejudice all claims, except those brought under the California Consumer Privacy Act. The parties settled all remaining claims for $5.1 million pursuant to a settlement agreement approved by order of the Court on October 25, 2024. The full amount of $5.1 million is covered by insurance and has been paid by the insurer into trust for disbursement in accordance with the terms of the settlement agreement.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with the generally accepted accounting principles (“GAAP”) in the United States. The methods, estimates and judgments we use in applying our accounting policies can have a significant impact on the results we report in our consolidated financial statements. Note 3, Accounting Policies, of the Notes to Consolidated Financial Statements summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures. Certain accounting policies require us to make difficult and subjective judgments and assumptions, often as a result of the need to estimate matters that are inherently uncertain.

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

We have reserved each claim based upon the accumulation of current claim costs projected through each claimant’s life expectancy and then adjusted for applicable reinsurance arrangements. Management reviews each claim bi-annually, or more frequently if there are changes in facts or circumstances, to determine if the estimated lifetime claim costs have increased and then adjusts the reserve estimate accordingly at that time. We have factored in an estimate of what the potential cost increases could be in our liability related to claims incurred but not reported ("IBNR"). We have not assumed settlement of the existing claims in calculating the reserve amount unless it is in the final stages of completion.

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

There was a $2.1 million and ($1.0) million net impairment charge recorded in fixed maturity securities for fiscal 2025 and 2024, respectively.

Income Taxes

We file a consolidated tax return with all of our legal U.S. subsidiaries. There is a separate tax return filing for U-Haul's Canadian subsidiary.

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect the Company's best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and other foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

Please see Note 15, Provision for Taxes, of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

Please see Note 3, Accounting Policies, of the Notes to Consolidated Financial Statements.

Results of Operations

U-Haul Holding Company and Consolidated Subsidiaries

Fiscal 2025 Compared with Fiscal 2024

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2025 and fiscal 2024:

	Year Ended March 31,
	2025	2024
	(In thousands)
Self-moving equipment rental revenues	$3,725,524	$3,624,695
Self-storage revenues	897,913	831,069
Self-moving and self-storage products and service sales	327,490	335,805
Property management fees	36,811	37,004
Life insurance premiums	83,707	89,745
Property and casualty insurance premiums	98,900	94,802
Net investment and interest income	151,974	146,468
Other revenue	506,346	466,086
Consolidated revenue	$5,828,665	$5,625,674

Self-moving equipment rental revenues increased $100.8 million during fiscal 2025, compared with fiscal 2024. In-Town transactions improved, while revenue per transaction increased for both our In-Town and one-way markets. Average miles driven per transaction decreased for one-way moves. Compared to the same period last year, we increased the number of Company-operated retail locations and independent dealers, as well as the number of box trucks in the rental fleet. Conversely, over this same time period we have reduced the number of pickup trucks in the rental fleet.

Self-storage revenues increased $66.8 million during fiscal 2025, compared with fiscal 2024. The average monthly number of occupied units increased by 6.2%, or 35,441 units during fiscal 2025 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 1.5% improvement in average revenue per occupied square foot. The occupancy gains and revenue per square foot improvements slowed over the course of the fiscal year. During fiscal 2025, we added approximately 6.5 million net rentable square feet.

Sales of self-moving and self-storage products and services decreased $8.3 million during fiscal 2025, compared with fiscal 2024. Approximately $15.7 million of the decrease was related to the exercise of an option by Mercury in February 2024 to purchase 78 U-Haul branded self-storage locations from W.P. Carey resulting in locations formerly leased by U-Haul now being treated as managed properties. From an operational standpoint, our customers will not recognize any changes to the services they receive from these locations (described in Note 20 - Related Party Transactions - Related Party Revenues). Excluding the effects of this ownership change, moving supplies, propane and hitch sales from U-Haul owned and operated locations increased.

Property management fees decreased $0.2 million during fiscal 2025, compared with fiscal 2024, primarily due to a $3.8 million decrease in management incentive fees related to the above mentioned Mercury transaction, partially offset by an increase in base management fees of $3.6 million.

Life insurance premiums decreased $6.0 million during fiscal 2025, compared with fiscal 2024 primarily due to decreased sales of single premium life products and policy decrements in Medicare supplement.

Property and casualty insurance premiums increased $4.1 million during fiscal 2025, compared with fiscal 2024. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul moving and storage transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income increased $5.5 million during fiscal 2025, compared with fiscal 2024. At our Property and Casualty insurance subsidiaries, investment income decreased $1.9 million due to changes in the market value of common stocks investments offset by realized gains on the sale of common stock. Our Life insurance subsidiaries investment income increased $8.0 million primarily from gains on derivatives used as hedges to fixed index annuities.

Other revenue increased $40.3 million during fiscal 2025, compared with fiscal 2024, caused primarily by increases in our U-Box program.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2025 and 2024. The insurance companies’ years ended December 31, 2024 and 2023.

	Year Ended March 31,
	2025	2024
	(In thousands)
Moving and storage
Revenues	$5,492,774	$5,294,928
Earnings from operations before equity in earnings of subsidiaries	645,772	896,140
Property and casualty insurance
Revenues	125,164	123,085
Earnings from operations	54,745	62,509
Life insurance
Revenues	221,869	219,202
Earnings from operations	16,642	20,152
Eliminations
Revenues	(11,142)	(11,541)
Earnings from operations before equity in earnings of subsidiaries	(1,005)	(1,012)
Consolidated Results
Revenues	5,828,665	5,625,674
Earnings from operations	716,154	977,789

Total costs and expenses increased $464.6 million during fiscal 2025, compared with fiscal 2024. Operating expenses for Moving and Storage increased $142.0 million. Repair expenses associated with the rental fleet experienced a $43.1 million decrease during the fiscal year while increases in personnel, liability costs, property taxes, utilities and building maintenance accounted for the remainder of the increase. Approximately $16.5 million of the operating expense increase was due to non-recurring costs associated with our transition to a new box supplier that we recognized in the second quarter of fiscal 2025.

Depreciation expense associated with our rental fleet increased $128.1 million for fiscal 2025 compared with fiscal 2024 due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $140.2 million as resale values have decreased and the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same period last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $25.9 million. Net losses on the disposal or retirement of land and buildings increased $7.8 million. Additional details are available in the following Moving and Storage section.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $261.6 million to $716.2 million for fiscal 2025, compared with $977.8 million for fiscal 2024.

Interest expense for fiscal 2025 was $295.7 million, compared with $256.2 million for fiscal 2024 due to an increase in our average amount of debt outstanding combined with a higher incremental cost of new debt.

Other interest income at Moving and Storage decreased $61.0 million due to reduced invested cash balances and lower interest yields compared to fiscal 2024.

Income tax expense was $110.4 million for fiscal 2025, compared with $211.5 million for fiscal 2024. See Note 15, Provision for Taxes, of the Notes to Consolidated Financial Statements for more information on income taxes.

As a result of the above-mentioned items, earnings available to common stockholders were $367.1 million for fiscal 2025, compared with $628.7 million for fiscal 2024.

Moving and Storage

Fiscal 2025 Compared with Fiscal 2024

Listed below are revenues for the major product lines at Moving and Storage for fiscal 2025 and fiscal 2024:

	Year Ended March 31,
	2025	2024
	(In thousands)
Self-moving equipment rental revenues	$3,729,318	$3,629,215
Self-storage revenues	897,913	831,069
Self-moving and self-storage products and service sales	327,490	335,805
Property management fees	36,811	37,004
Other revenue	501,242	461,835
Moving and Storage revenue	$5,492,774	$5,294,928

Self-moving equipment rental revenues increased $100.1 million during fiscal 2025, compared with fiscal 2024. In-Town transactions improved, while revenue per transaction increased for both our In-Town and one-way markets. Average miles driven per transaction decreased for one-way moves. Compared to the same period last year, we increased the number of Company-operated retail locations and independent dealers, as well as the number of box trucks in the rental fleet. Conversely, over this same time period we have reduced the number of pickup trucks in the rental fleet.

Self-storage revenues increased $66.8 million during fiscal 2025, compared with fiscal 2024. The average monthly number of occupied units increased by 6.2%, or 35,441 units during fiscal 2025 compared with the same period last year. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 1.5% improvement in average revenue per occupied square foot. The occupancy gains and revenue per square foot improvements slowed over the course of the fiscal year. During fiscal 2025, we added approximately 6.5 million net rentable square feet.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2025	2024
	(In thousands, except occupancy rate)
Unit count as of March 31	799	728
Square footage as of March 31	68,376	61,857
Average monthly number of units occupied	607	571
Average monthly occupancy rate based on unit count	79.2%	82.1%
End of period occupancy rate based on unit count	77.0%	79.3%
Average monthly square footage occupied	53,021	49,515

During fiscal 2025, we added approximately 6.5 million net rentable square feet of new storage. This was a mix of approximately 1.8 million square feet of existing self-storage acquired along with 4.7 million square feet of new development.

Sales of self-moving and self-storage products and services decreased $8.3 million during fiscal 2025, compared with fiscal 2024. Approximately $15.7 million of the decrease was related to the exercise of an option by Mercury in February 2024 to purchase 78 U-Haul branded self-storage locations from W.P. Carey resulting in locations formerly leased by U-Haul now being treated as managed properties. From an operational standpoint, our customers will not recognize any changes to the services they receive from these locations (described in Note 20 - Related Party Transactions - Related Party Revenues). Excluding the effects of this ownership change, moving supplies, propane and hitch sales from U-Haul owned and operated locations increased.

Property management fees decreased $0.2 million during fiscal 2025, compared with fiscal 2024, primarily due to a $3.8 million decrease in management incentive fees related to the above mentioned Mercury transaction, partially offset by an increase in base management fees of $3.6 million.

Other revenue increased $39.4 million during fiscal 2025, compared with fiscal 2024, caused primarily by increases in our U-Box program.

Total costs and expenses increased $448.2 million during fiscal 2025, compared with fiscal 2024. Operating expenses increased $142.0 million. Repair expenses associated with the rental fleet experienced a $43.1 million decrease during the fiscal year while increases in personnel, liability costs, property taxes, utilities and building maintenance accounted for the remainder of the increase. Approximately $16.5 million of the operating expense increase was due to non-recurring costs associated with our transition to a new box supplier that we recognized in the second quarter of fiscal 2025.

Depreciation expense associated with our rental fleet increased $128.1 million for fiscal 2025 compared with fiscal 2024, due to an increase in the pace of new additions to the fleet combined with their higher cost. Net gains from the disposal of rental equipment decreased $140.2 million as resale values have decreased and the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $25.9 million. Net losses on the disposal or retirement of land and buildings increased $7.8 million.

	Year Ended March 31,
	2025	2024

	(In thousands)
Depreciation expense - rental equipment	$692,660	$564,546
Depreciation expense - non rental equipment	95,709	94,902
Depreciation expense - real estate	183,564	158,441
Total depreciation expense	$971,933	$817,889

(Gains) losses on disposals of rental equipment	$(15,014)	$(154,989)
(Gains) losses on disposals of non-rental equipment	1,265	1,031
Total (gains) losses on disposals equipment	$(13,749)	$(153,958)

Depreciation, net of (gains) losses on disposals	$958,184	$663,931

(Gains) losses on disposals of real estate	$15,758	$7,914

Property and Casualty Insurance

2024 Compared with 2023

Net premiums were $102.0 million and $97.9 million for the years ended December 31, 2024 and 2023, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul moving and storage transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income were $23.2 million and $25.2 million for the years ended December 31, 2024 and 2023, respectively. The main driver of the change in net investment income was the decrease in valuation of unaffiliated common stocks offset by an increase in realized investment gain from the sale of common stock.

Operating expenses were $47.7 million and $48.3 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily due to a decrease in commissions in select geographies.

Benefits and losses expenses were $22.3 million and $11.9 million for the years ended December 31, 2024 and 2023, respectively. The main driver of the change was a decrease in the amount of favorable development in the current year as compared with the amount of favorable development in the prior year.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $54.7 million and $62.5 million for the twelve months ended December 31, 2024 and 2023, respectively.

Life Insurance

2024 Compared with 2023

Net premiums were $83.7 million and $89.7 million for the years ended December 31, 2024 and 2023, respectively. Medicare Supplement premiums decreased $3.6 million due to the advanced age of the block. Life premiums decreased $2.8 million primarily from the decrease in sales of single premium life and final expense. Deferred annuity deposits were $455.9 million or $103.3 million above prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $132.7 million and $124.7 million for the years ended December 31, 2024 and 2023, respectively. Realized gains on derivatives used as hedges to fixed indexed annuities were $2.0 million current year to date. The change in the provision for expected credit losses resulted in a current year to date $2.3 million additional increase to the investment income. Net interest income and realized gain on the invested assets increased $5.2 million.

Operating expenses were $26.3 million and $19.6 million for the years ended December 31, 2024 and 2023, respectively. The increase was due to the salary and wage expenses, receivable write-off and audit fees.

Benefits and losses incurred were $160.4 million and $155.2 million for the years ended December 31, 2024 and 2023, respectively. Interest credited to policyholders increased $13.5 million due to the rolling of the block into a higher interest rate environment. Life benefits decreased $3.5 million due to fewer death claims and lower sales. Medicare supplement benefits decreased by $2.2 million from fewer policies in force.

Amortization of deferred acquisition costs, sales inducement asset and the value of business acquired was $18.3 million and $24.2 million for the years ended December 31, 2024 and 2023, respectively. The decrease in amortization was driven by experience updates to assumptions impacting the expected term of the underlying contracts.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $16.2 million and $19.7 million for the years ended December 31, 2024 and 2023, respectively.

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

As of March 31, 2025, cash and cash equivalents totaled $988.8 million, compared with $1,534.5 million as of March 31, 2024. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (U-Haul Holding Company, U-Haul and Real Estate). As of March 31, 2025 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, other investments, fixed maturities, equity securities and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)
Cash and cash equivalents	$872,467	$96,165	$20,196
Other financial assets	220,712	424,802	2,889,374
Debt obligations (b)	7,229,341	—	—

(a) As of December 31, 2024

(b) Excludes ($35,484) of debt issuance costs

As of March 31, 2025, Moving and Storage had available borrowing capacity under existing credit facilities of $475.0 million. The majority of invested cash at the Moving and Storage segment is held in government money market funds. Our current forecasted debt payments for fiscal 2026 on all borrowings are $649.6 million. For detailed information regarding our debt obligations, please see Note 10, Notes, Loans and Finance Leases Payable, net, of the Notes to Consolidated Financial Statements.

A summary of our consolidated cash flows for fiscal 2025 and 2024 is shown in the table below:

	Year Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$1,454,429	$1,452,756
Net cash used by investing activities	(2,890,921)	(2,046,373)
Net cash provided by financing activities	895,112	66,533
Effects of exchange rate on cash	(4,336)	1,104
Net increase (decrease) in cash and cash equivalents	(545,716)	(525,980)
Cash and cash equivalents at the beginning of the period	1,534,544	2,060,524
Cash and cash equivalents at the end of the period	$988,828	$1,534,544

Net cash provided by operating activities increased $1.7 million in fiscal 2025, compared with fiscal 2024 due to an increase in Moving and Storage operating profits offset by an increase in liability claim payments and income tax payments.

Net cash used in investing activities increased $844.5 million in fiscal 2025, compared with fiscal 2024. Purchases of property, plant and equipment increased $464.2 million. Fleet related spending increased $243.8 million while investment spending on real estate and development increased $248.5 million. Cash from the sales of property, plant and equipment decreased $76.8 million largely due to fleet sales. For our insurance subsidiaries, net cash used by investing activities increased $225.0 million. Net cash provided by investing activities for Moving and Storage decreased $79.0 million on short-term Treasury notes.

Net cash provided by financing activities increased $828.6 million in fiscal 2025, as compared with fiscal 2024. This was due primarily to an increase in cash from borrowings of $669.0 million along with decreased debt payments of $67.4 million, decreased finance lease payments of $32.3 million, and an increase in net annuity deposits from Life Insurance of $71.9 million.

Liquidity and Capital Resources and Requirements of our Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2026 the Company will reinvest in its rental equipment fleet approximately $1,295 million, net of equipment sales and excluding any lease buyouts. For fiscal 2025, the Company invested, net of sales, approximately $1,211.2 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2026 and beyond will be dependent upon several factors, including the availability of capital, the truck rental environment, the availability of equipment from manufacturers and the used-truck sales market. We anticipate that the fiscal 2026 investments will be funded largely through debt financing, external lease financing and cash from operations. We consider several factors, including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions, which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds, corporate debt and with borrowings against existing properties as they operationally mature. For fiscal 2025, the Company invested $1,506.5 million in real estate acquisitions, new construction and renovation and repair compared to $1,258.0 million in fiscal 2024. For fiscal 2026, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and the availability of labor and materials. We are likely to maintain a high level of real estate capital expenditures in fiscal 2026. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $2,794.8 million and $2,253.7 million for fiscal 2025 and 2024, respectively. The components of our net capital expenditures are provided in the following table:

	Year Ended March 31,
	2025	2024
	(In thousands)
Purchases of rental equipment	$1,863,128	$1,619,366
Purchases of real estate, construction and renovations	1,506,511	1,257,974
Other capital expenditures	87,485	115,558
Gross capital expenditures	3,457,124	2,992,898
Less: Sales of property, plant and equipment	(662,358)	(739,178)
Net capital expenditures	$2,794,766	$2,253,720

Moving and Storage continues to hold significant cash and we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace, pay dividends or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance's assets are generally not available to satisfy the claims of U-Haul Holding Company, or its legal subsidiaries. For calendar year 2025, the ordinary dividend available to be paid to U-Haul Holding Company from Repwest is $38.3 million. For more information, please see Note 28, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements. We believe that stockholders’ equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to U-Haul Holding Company will be restricted per state regulations.

Our Property and Casualty segment stockholders’ equity was $392.3 million and $350.5 million as of December 31, 2024 and 2023, respectively. The increase in 2024 compared with 2023 resulted from net earnings of $43.1 million and a decrease in accumulated other comprehensive income of $1.3 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance's net deposits for the year ended December 31, 2024 were $13.0 million. State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries. For calendar year 2025, the ordinary dividends available to be paid to U-Haul Holding Company from Oxford is $0.8 million. For more information, please see Note 28, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements.

Our Life Insurance segment stockholders’ equity was $217.6 million and $197.7 million as of December 31, 2024 and 2023, respectively. The increase in 2024 compared with 2023 resulted from earnings of $12.2 million and an increase in accumulated other comprehensive income of $7.7 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. Oxford is a member of the Federal Home Loan Bank ("FHLB") and as of December 31, 2024 had outstanding advances of $85.0 million and an availability of $102.0 million. For a more detailed discussion of these advances, please see Note 10, Notes, Loans and Finance Leases Payable, net, of the Notes to Consolidated Financial Statements.

Cash Flows by Segments

Moving and Storage

Net cash provided by operating activities was $1,327.1 million and $1,319.0 million in fiscal 2025 and 2024, respectively, due to an increase in Moving and Storage operating profits offset by an increase in liability claim payments and income tax payments.

Property and Casualty Insurance

Net cash provided by operating activities was $43.4 million and $32.7 million for the years ended December 31, 2024 and 2023, respectively. The increase was the result of changes in intercompany balances and the timing of payables activity.

Property and Casualty Insurance’s cash and cash equivalents amounted to $96.2 million and $52.5 million as of December 31, 2024 and 2023, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities was $84.0 million and $101.0 million for the years ended December 31, 2024, and 2023, respectively. The decrease in operating cash flows was primarily due to timing of settlement of receivables for securities and a decrease in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. As of December 31, 2024 and 2023, cash and cash equivalents amounted to $20.2 million and $101.9 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

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

Our borrowing strategy has primarily focused on asset-backed financing, private placements and rental equipment leases. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of March 31, 2025, we had available borrowing capacity under existing credit facilities of $475.0 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 10, Notes, Loans and Finance Leases Payable, net, of the Notes to Consolidated Financial Statements.

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

Use of Cash

For material cash requirements as part of liquidity and capital resources discussion, please see Notes 10, Notes, Loans and Finance Leases Payable, net; 11, Interest on Notes, Loans and Finance Leases Payable, net; 19, Contingencies and 27, Life Insurance Liability, of the Notes to Consolidated Financial Statements. The following table provides additional detail for uses of cash and contingencies as of March 31, 2025.

		Payment due by Period (as of March 31, 2025)
	Total	04/01/25 - 03/31/26	04/01/26 - 03/31/28	04/01/28 - 03/31/30	Thereafter
	(In thousands)
Notes, loans and finance leases payable - Principal	$7,229,341	$649,579	$2,035,767	$1,497,745	$3,046,250
Notes, loans and finance leases payable - Interest	2,453,951	363,701	607,905	440,651	1,041,694
Life, health and annuity obligations (a)	3,615,674	674,938	737,630	588,104	1,615,002
Self-insurance accruals (b)	360,894	240,839	82,684	29,925	7,446
Total contractual obligations	$13,659,860	$1,929,057	$3,463,986	$2,556,425	$5,710,392

(a) These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $2,880.0 million included in our consolidated balances sheet as of March 31, 2025. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

(b) These estimated obligations are primarily the Company’s self-insurance accruals for portions of the liability coverage for our rental equipment. The estimates for future settlement are based upon historical experience and current trends. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

Fiscal 2026 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals and is likely to increase in fiscal 2026. Revenue in the U-Move program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to unforeseen events, including adverse economic conditions or heightened competition that is beyond our control.

With respect to our storage business, we have added new locations and expanded existing locations. In fiscal 2026, we are actively looking to complete current projects, increase occupancy in our existing portfolio of locations and acquire new locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. It is likely spending on acquisitions and new development will remain high in fiscal 2026. We will continue to invest capital and resources in the U-Box program throughout fiscal 2026.

Inflationary pressures may challenge our ability to maintain or improve upon our operating margin.

Property and Casualty Insurance will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove, Safetow, Safemove Plus, Safestor, and Safehaul protection packages to U-Haul customers.

Life Insurance is pursuing its goal of expanding its presence in the senior market through the sales of its Medicare supplement, life and annuity policies. This strategy includes growing its agency force, expanding its new product offerings, and pursuing business acquisition opportunities.

Consolidating Schedules by Segment

This information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent, with its subsidiaries.

Consolidating balance sheets by segment as of March 31, 2025 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$872,467	$96,165	$20,196	$—		$988,828
Trade receivables and reinsurance recoverables, net	158,471	39,070	33,175	—		230,716
Inventories and parts	163,132	—	—	—		163,132
Prepaid expenses	282,406	—	—	—		282,406
Fixed maturity securities available-for-sale, at fair value	—	222,853	2,256,645	—		2,479,498
Equity securities, at fair value	—	37,837	27,712	—		65,549
Investments, other	—	120,873	557,381	—		678,254
Deferred policy acquisition costs, net	—	—	121,729	—		121,729
Other assets	77,473	13,680	35,579	—		126,732
Right of use assets - financing, net	138,698	—	—	—		138,698
Right of use assets - operating, net	45,611	385	29	—		46,025
Related party assets	62,241	4,169	14,461	(35,868)	(c)	45,003

Investment in subsidiaries	609,853	—	—	(609,853)	(b)	—

Property, plant and equipment, at cost:
Land	1,812,820	—	—	—		1,812,820
Buildings and improvements	9,628,271	—	—	—		9,628,271
Furniture and equipment	1,047,414	—	—	—		1,047,414
Rental trailers and other rental equipment	1,046,135	—	—	—		1,046,135
Rental trucks	7,470,039	—	—	—		7,470,039
	21,004,679	—	—	—		21,004,679
Less: Accumulated depreciation	(5,892,079)	—	—	—		(5,892,079)
Total property, plant and equipment, net	15,112,600	—	—	—		15,112,600
Total assets	$17,522,952	$535,032	$3,066,907	$(645,721)		$20,479,170

(a)
Balances as of December 31, 2024
(b)
Eliminate investment in subsidiaries
(c)
Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of March 31, 2025 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$800,084	$6,819	$13,997	$—		$820,900
Notes, loans and finance leases payable, net	7,193,857	—	—	—		7,193,857
Operating lease liabilities	46,546	398	29	—		46,973
Policy benefits and losses, claims and loss expenses payable	361,755	126,852	368,914	—		857,521
Liabilities from investment contracts	—	—	2,511,422	—		2,511,422
Other policyholders' funds and liabilities	—	447	7,092	—		7,539
Deferred income	52,895	—	—	—		52,895
Deferred income taxes, net	1,547,921	4,410	(62,411)	—		1,489,920
Related party liabilities	25,369	3,814	10,303	(39,486)	(c)	—
Total liabilities	10,028,427	142,740	2,849,346	(39,486)		12,981,027

Stockholders' equity :
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common Stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(232,932)	(9,591)	(168,348)	181,557	(b)	(229,314)
Retained earnings	7,931,676	307,462	357,138	(664,390)	(b)	7,931,886
Cost of common shares in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred shares in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	7,494,525	392,292	217,561	(606,235)		7,498,143
Total liabilities and stockholders' equity	$17,522,952	$535,032	$3,066,907	$(645,721)		$20,479,170

(a)
Balances as of December 31, 2024
(b)
Eliminate investment in subsidiaries
(c)
Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of March 31, 2024 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$1,380,165	$52,508	$101,871	$—		$1,534,544
Trade receivables and reinsurance recoverables, net	136,484	42,080	37,344	—		215,908
Inventories and parts	150,940	—	—	—		150,940
Prepaid expenses	246,082	—	—	—		246,082
Fixed maturity securities available-for-sale, at fair value	74,814	235,525	2,132,165	—		2,442,504
Equity securities, at fair value	—	45,833	20,441	—		66,274
Investments, other	1,000	101,301	531,635	—		633,936
Deferred policy acquisition costs, net	—	—	121,224	—		121,224
Other assets	60,221	17,448	34,074	—		111,743
Right of use assets - financing, net	289,305	—	—	—		289,305
Right of use assets - operating, net	52,945	655	112	—		53,712
Related party assets	74,935	6,216	12,037	(35,254)	(c)	57,934

Investment in subsidiaries	548,205	—	—	(548,205)	(b)	—

Property, plant and equipment, at cost:
Land	1,670,033	—	—	—		1,670,033
Buildings and improvements	8,237,354	—	—	—		8,237,354
Furniture and equipment	1,003,770	—	—	—		1,003,770
Rental trailers and other rental equipment	936,303	—	—	—		936,303
Rental trucks	6,338,324	—	—	—		6,338,324
	18,185,784	—	—	—		18,185,784
Less: Accumulated depreciation	(5,051,132)	—	—	—		(5,051,132)
Total property, plant and equipment, net	13,134,652	—	—	—		13,134,652
Total assets	$16,149,748	$501,566	$2,990,903	$(583,459)		19,058,758

(a)
Balances as of December 31, 2023
(b)
Eliminate investment in subsidiaries
(c)
Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of March 31, 2024 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$756,497	$9,623	$16,964	$—		$783,084
Notes, loans and leases payable, net	6,271,362	—	—	—		6,271,362
Operating lease liabilities	54,249	670	113	—		55,032
Policy benefits and losses, claims and loss expenses payable	319,716	132,479	396,918	—		849,113
Liabilities from investment contracts	—	—	2,411,352	—		2,411,352
Other policyholders' funds and liabilities	—	633	17,437	—		18,070
Deferred income	51,175	—	—	—		51,175
Deferred income taxes, net	1,505,202	4,809	(62,886)	—		1,447,125
Related party liabilities	25,145	2,887	13,265	(41,297)	(c)	—
Total liabilities	8,983,346	151,101	2,793,163	(41,297)		11,886,313

Stockholders' equity :
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common Stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(229,259)	(8,366)	(175,941)	190,350	(b)	(223,216)
Retained earnings	7,599,880	264,410	344,910	(609,110)	(b)	7,600,090
Cost of common shares in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred shares in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	$7,166,402	350,465	197,740	(542,162)		7,172,445
Total liabilities and stockholders' equity	16,149,748	$501,566	$2,990,903	$(583,459)		$19,058,758

(a)
Balances as of December 31, 2023
(b)
Eliminate investment in subsidiaries
(c)
Eliminate intercompany receivables and payables

Consolidating statements of operations by segment for year ending March 31, 2025 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues:
Self-moving equipment rental revenues	$3,729,318	$—	$—	$(3,794)	(c)	$3,725,524
Self-storage revenues	897,913	—	—	—		897,913
Self-moving and self-storage products and service sales	327,490	—	—	—		327,490
Property management fees	36,811	—	—	—		36,811
Life insurance premiums	—	—	83,707	—		83,707
Property and casualty insurance premiums	—	101,952	—	(3,052)	(c)	98,900
Net investment and interest income	—	23,212	132,655	(3,893)	(b)	151,974
Other revenue	501,242	—	5,507	(403)	(b)	506,346
Total revenues	5,492,774	125,164	221,869	(11,142)		5,828,665

Costs and expenses:
Operating expenses	3,208,640	47,729	26,331	(7,229)	(b,c)	3,275,471
Commission expenses	407,368	—	—	—		407,368
Cost of product sales	234,145	—	—	—		234,145
Benefits and losses	—	22,313	160,436	—		182,749
Amortization of deferred policy acquisition costs	—	—	18,333	—		18,333
Lease expense	22,907	377	127	(2,908)	(b)	20,503
Depreciation, net of (gains) losses on disposal	958,184	—	—	—		958,184
Net (gains) losses on disposal of real estate	15,758	—	—	—		15,758
Total costs and expenses	4,847,002	70,419	205,227	(10,137)		5,112,511

Earnings from operations before equity in earnings of subsidiaries	645,772	54,745	16,642	(1,005)		716,154

Equity in earnings of subsidiaries	55,280	—	—	(55,280)	(d)	—

Earnings from operations	701,052	54,745	16,642	(56,285)		716,154
Other components of net periodic benefit costs	(1,488)	—	—	—		(1,488)
Other interest income	59,489	—	—	(432)	(b)	59,057
Interest expense	(296,721)	—	(432)	1,437	(b)	(295,716)
Fees on early extinguishment of debt and costs of defeasance	(495)	—	—	—		(495)
Pretax earnings	461,837	54,745	16,210	(55,280)		477,512
Income tax expense	(94,747)	(11,693)	(3,982)	—		(110,422)
Net earnings available to common stockholders	$367,090	$43,052	$12,228	$(55,280)		$367,090
(a) Balances for the year ended December 31, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by segment for year ending March 31, 2024 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues:
Self-moving equipment rental revenues	$3,629,215	$—	$—	$(4,520)	(c)	$3,624,695
Self-storage revenues	831,069	—	—	—		831,069
Self-moving and self-storage products and service sales	335,805	—	—	—		335,805
Property management fees	37,004	—	—	—		37,004
Life insurance premiums	—	—	89,745	—		89,745
Property and casualty insurance premiums	—	97,927	—	(3,125)	(c)	94,802
Net investment and interest income	—	25,158	124,686	(3,376)	(b)	146,468
Other revenue	461,835	—	4,771	(520)	(b)	466,086
Total revenues	5,294,928	123,085	219,202	(11,541)		5,625,674

Costs and expenses:
Operating expenses	3,066,692	48,332	19,594	(8,147)	(b,c)	3,126,471
Commission expenses	384,079	—	—	—		384,079
Cost of product sales	241,563	—	—	—		241,563
Benefits and losses	—	11,878	155,157	—		167,035
Amortization of deferred policy acquisition costs	—	—	24,238	—		24,238
Lease expense	34,609	366	61	(2,382)	(b)	32,654
Depreciation, net of (gains) losses on disposal	663,931	—	—	—		663,931
Net (gains) losses on disposal of real estate	7,914	—	—	—		7,914
Total costs and expenses	4,398,788	60,576	199,050	(10,529)		4,647,885

Earnings from operations before equity in earnings of subsidiaries	896,140	62,509	20,152	(1,012)		977,789

Equity in earnings of subsidiaries	65,109	—	—	(65,109)	(d)	—

Earnings from operations	961,249	62,509	20,152	(66,121)		977,789
Other components of net periodic benefit costs	(1,458)	—	—	—		(1,458)
Other interest income	120,501	—	—	(480)	(b)	120,021
Interest expense	(257,187)	—	(480)	1,492	(b)	(256,175)
Pretax earnings	823,105	62,509	19,672	(65,109)		840,177
Income tax expense	(194,398)	(12,931)	(4,141)	—		(211,470)
Net earnings available to common stockholders	$628,707	$49,578	$15,531	$(65,109)		$628,707

(a)
Balances for the year ended December 31, 2023
(b)
Eliminate intercompany lease/interest income
(c)
Eliminate intercompany premiums
(d)
Eliminate equity in earnings of subsidiaries

Consolidating statements of operations by segment for year ending March 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues:
Self-moving equipment rental revenues	$3,882,620	$—	$—	$(4,703)	(c)	$3,877,917
Self-storage revenues	744,492	—	—	—		744,492
Self-moving and self-storage products and service sales	357,286	—	—	—		357,286
Property management fees	37,073	—	—	—		37,073
Life insurance premiums	—	—	99,149	—		99,149
Property and casualty insurance premiums	—	96,242	—	(3,033)	(c)	93,209
Net investment and interest income	70,992	7,270	102,448	(4,031)	(b)	176,679
Other revenue	475,251	—	4,503	(868)	(b)	478,886
Total revenues	5,567,714	103,512	206,100	(12,635)		5,864,691

Costs and expenses:
Operating expenses	2,966,982	45,035	21,115	(8,585)	(b,c)	3,024,547
Commission expenses	416,315	—	—	—		416,315
Cost of product sales	263,026	—	—	—		263,026
Benefits and losses	—	21,535	142,544	—		164,079
Amortization of deferred policy acquisition costs	—	—	27,924	—		27,924
Lease expense	32,878	372	108	(2,529)	(b)	30,829
Depreciation, net of (gains) losses on disposal	486,795	—	—	—		486,795
Net (gains) losses on disposal of real estate	5,596	—	—	—		5,596
Total costs and expenses	4,171,592	66,942	191,691	(11,114)		4,419,111

Earnings from operations before equity in earnings of subsidiaries	1,396,122	36,570	14,409	(1,521)		1,445,580

Equity in earnings of subsidiaries	41,201	—	—	(41,201)	(d)	—

Earnings from operations	1,437,323	36,570	14,409	(42,722)		1,445,580
Other components of net periodic benefit costs	(1,216)	—	—	—		(1,216)
Interest expense	(224,999)	—	(480)	1,521	(b)	(223,958)
Fees on early extinguishment of debt and costs of defeasance	(1,009)	—	—	—		(1,009)
Pretax earnings	1,210,099	36,570	13,929	(41,201)		1,219,397
Income tax expense	(285,627)	(6,815)	(2,483)	—		(294,925)
Net earnings available to common stockholders	$924,472	$29,755	$11,446	$(41,201)		$924,472

(a)
Balances for the year ended December 31, 2022
(b)
Eliminate intercompany lease/interest income
(c)
Eliminate intercompany premiums
(d)
Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by segment for the year ended March 31, 2025, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$367,090	$43,052	$12,228	$(55,280)		$367,090
Earnings from consolidated subsidiaries	(55,280)	—	—	55,280		—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	971,933	—	—	—		971,933
Amortization of premiums and accretion of discounts related to investments, net	—	1,431	12,960	—		14,391
Amortization of debt issuance costs	5,703	—	—	—		5,703
Interest credited to policyholders	—	—	84,920	—		84,920
Provision for allowance (recoveries) for losses on trade receivables, net	(1,101)	—	—	—		(1,101)
Operating lease right-of-use asset amortization	10,558	—	—	—		10,558
Net (gains) losses on disposal of personal property	(13,749)	—	—	—		(13,749)
Net (gains) losses on disposal of real estate	15,758	—	—	—		15,758
Net (gains) losses on sales of fixed maturity securities	—	—	2,180	—		2,180
Net (gains) losses on equity securities and investments other	—	(1,979)	(3,808)	—		(5,787)
Deferred income taxes	43,564	(114)	(1,543)	—		41,907
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(21,346)	3,009	4,169	—		(14,168)
Inventories and parts	(12,259)	—	—	—		(12,259)
Prepaid expenses	(37,038)	—	—	—		(37,038)
Deferred policy acquisition costs, net	—	—	(505)	—		(505)
Other assets	(22,491)	3,769	(1,422)	—		(20,144)
Related party assets	12,549	2,046	(1,938)	—		12,657
Accounts payable and accrued expenses and operating lease liabilities	18,165	(2,937)	(828)	—		14,400
Policy benefits and losses, claims and loss expenses payable	42,927	(5,627)	(15,546)	—		21,754
Other policyholders' funds and liabilities	—	(187)	(3,932)	—		(4,119)
Deferred income	1,858	—	—	—		1,858
Other liabilities	224	928	(2,962)	—		(1,810)
Net cash provided by (used in) operating activities	1,327,065	43,391	83,973	—		1,454,429

Cash flows from investing activities:
Escrow deposits activity	3,978	—	—	—		3,978
Purchases of:
Property, plant and equipment	(3,457,124)	—	—	4,643	(b)	(3,452,481)
Fixed maturity securities available-for-sale	—	(10,289)	(491,351)	—		(501,640)
Equity securities	—	(1,159)	(660)	—		(1,819)
Investments, other	1,000	(35,818)	(138,704)	—		(173,522)
Proceeds from sales of:
Property, plant and equipment	662,358	—	—	—		662,358
Fixed maturity securities available-for-sale	72,986	21,200	345,244	—		439,430
Equity securities	—	11,136	11	—		11,147
Investments, other	—	15,196	111,075	(4,643)	(b)	121,628
Net cash (used in) provided by investing activities	(2,716,802)	266	(174,385)	—		(2,890,921)

(a)
Balance for the period ended December 31, 2024
(b)
Eliminate purchase and sale of real estate

Continuation of consolidating cash flow statements by segment for the year ended March 31, 2025, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,855,399	—	—	—	1,855,399
Principal repayments on credit facilities	(852,395)	—	—	—	(852,395)
Payments of debt issuance costs	(8,531)	—	—	—	(8,531)
Finance lease payments	(73,303)	—	—	—	(73,303)
Securitization deposits	499	—	—	—	499
Series N Non-Voting Common Stock dividends paid	(35,294)	—	—	—	(35,294)
Investment contract deposits	—	—	496,603	—	496,603
Investment contract withdrawals	—	—	(487,866)	—	(487,866)
Net cash provided by (used in) by financing activities	886,375	—	8,737	—	895,112

Effects of exchange rate on cash	(4,336)	—	—	—	(4,336)

Increase (decrease) in cash and cash equivalents	(507,698)	43,657	(81,675)	—	(545,716)
Cash and cash equivalents at beginning of period	1,380,165	52,508	101,871	—	1,534,544
Cash and cash equivalents at end of period	872,467	96,165	20,196	—	988,828

(a)
Balance for the period ended December 31, 2024

Consolidating cash flow statements by segment for the year ended March 31, 2024, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$628,707	$49,578	$15,531	$(65,109)	$628,707
Earnings from consolidated subsidiaries	(65,109)	—	—	65,109	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	817,889	—	—	—	817,889
Amortization of premiums and accretion of discounts related to investments, net	—	1,572	15,277	—	16,849
Amortization of debt issuance costs	6,712	—	—	—	6,712
Interest credited to policyholders	—	—	71,433	—	71,433
Provision for allowance (recoveries) for losses on trade receivables, net	2,463	(16)	—	—	2,447
Operating lease right-of-use asset amortization	23,926	—	—	—	23,926
Net (gains) losses on disposal of personal property	(153,958)	—	—	—	(153,958)
Net (gains) losses on disposal of real estate	7,914	—	—	—	7,914
Net (gains) losses on sales of fixed maturity securities	—	10	(167)	—	(157)
Net (gains) losses on equity securities and investments other	—	(5,741)	—	—	(5,741)
Deferred income taxes, net	98,823	(37)	(407)	—	98,379
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(31,143)	6,145	(4,013)	—	(29,011)
Inventories and parts	518	—	—	—	518
Prepaid expenses	(4,451)	—	—	—	(4,451)
Deferred policy acquisition costs, net	—	—	7,239	—	7,239
Other assets	12,359	680	(3,150)	—	9,889
Related party assets	(5,745)	(3,869)	—	—	(9,614)
Accounts payable and accrued expenses and operating lease liabilities	(3,388)	6,598	(13,907)	—	(10,697)
Policy benefits and losses, claims and loss expenses payable	(15,441)	(20,528)	(3,235)	—	(39,204)
Other policyholders' funds and liabilities	—	(2,069)	11,991	—	9,922
Deferred income	(1,096)	—	(989)	—	(2,085)
Other liabilities	63	343	5,444	—	5,850
Net cash provided by (used in) operating activities	1,319,043	32,666	101,047	—	1,452,756

Cash flows from investing activities:
Escrow deposits activity	2,983	—	—	—	2,983
Purchases of:
Property, plant and equipment	(2,992,898)	—	—	—	(2,992,898)
Fixed maturity securities available-for-sale	(170,317)	(22,144)	(151,705)	—	(344,166)
Equity securities	—	(529)	(1)	—	(530)
Investments, other	(1,000)	(10,375)	(163,592)	—	(174,967)
Proceeds from sales of:
Property, plant and equipment	739,178	—	—	—	739,178
Fixed maturity securities available-for-sale	322,330	23,321	326,470	—	672,121
Equity securities	—	1,413	4	—	1,417
Investments, other	—	16,880	33,609	—	50,489
Net cash (used in) provided by investing activities	(2,099,724)	8,566	44,785	—	(2,046,373)

(a)
Balance for the period ended December 31, 2023
(b)
Eliminate purchase and sale of real estate

Continuation of consolidating cash flow statements by segment for the year ended March 31, 2024, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,186,363	—	—	—	1,186,363
Principal repayments on credit facilities	(919,771)	—	—	—	(919,771)
Payment of debt issuance costs	(4,082)	—	—	—	(4,082)
Finance lease payments	(105,564)	—	—	—	(105,564)
Securitization deposits	319	—	—	—	319
Series N Non-Voting Common Stock dividends paid	(31,765)	—	—	—	(31,765)
Investment contract deposits	—	—	360,124	—	360,124
Investment contract withdrawals	—	—	(419,091)	—	(419,091)
Net cash provided by (used in) by financing activities	125,500	—	(58,967)	—	66,533

Effects of exchange rate on cash	1,104	—	—	—	1,104

Increase (decrease) in cash and cash equivalents	(654,077)	41,232	86,865	—	(525,980)
Cash and cash equivalents at beginning of period	2,034,242	11,276	15,006	—	2,060,524
Cash and cash equivalents at end of period	$1,380,165	$52,508	$101,871	$—	$1,534,544

(a)
Balance for the period ended December 31, 2023

Consolidating cash flow statements by segment for the year ended March 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$924,472	$29,755	$11,446	$(41,201)		$924,472
Earnings from consolidated subsidiaries	(41,201)	—	—	41,201		—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	733,879	—	—	—		733,879
Amortization of premiums and accretion of discounts related to investments, net	—	1,691	18,375	—		20,066
Amortization of debt issuance costs	7,087	—	—	—		7,087
Interest credited to policyholders	—	—	55,822	—		55,822
Provision for allowance (recoveries) for losses on trade receivables, net	(4,714)	(146)	—	—		(4,860)
Operating lease right-of-use asset amortization	22,432	—	—	—		22,432
Net (gains) losses on disposal of personal property	(247,084)	—	—	—		(247,084)
Net (gains) losses on disposal of real estate	5,596	—	—	—		5,596
Net (gains) losses on sales of fixed maturity securities	—	44	8,256	—		8,300
Net (gains) losses on equity securities and investments other	—	9,091	—	—		9,091
Deferred income taxes, net	137,159	(2,757)	(2,648)	—		131,754
Net change in other operating assets and liabilities:
Reinsurance recoverables and trade receivables	39,510	2,322	2,882	—		44,714
Inventories and parts	7,265	—	—	—		7,265
Prepaid expenses	(5,575)	—	—	—		(5,575)
Deferred policy acquisition costs, net	—	—	2,722	—		2,722
Other assets	(5,330)	2	(1,077)	—		(6,405)
Related party assets	(4,898)	4,354	—	—		(544)
Accounts payable and accrued expenses and operating lease liabilities	16,935	625	16,703	—		34,263
Policy benefits and losses, claims and loss expenses payable	5,849	(7,372)	(13,659)	—		(15,182)
Other policyholders' funds and liabilities	—	(819)	(1,761)	—		(2,580)
Deferred income	3,371	—	1,766	—		5,137
Other liabilities	(1,048)	(640)	928	—		(760)
Net cash provided by (used in) operating activities	1,593,705	36,150	99,755	—		1,729,610

Cash flows from investing activities:
Escrow deposits activity	9,298	—	—	—		9,298
Purchases of:
Property, plant and equipment	(2,726,967)	—	—	3,066	(b)	(2,723,901)
Fixed maturity securities available-for-sale	(224,999)	(100,816)	(297,674)	—		(623,489)
Equity securities	—	(3,281)	(1,651)	—		(4,932)
Investments, other	(2,677)	(42,643)	(167,944)	—		(213,264)
Proceeds from sales of:
Property, plant and equipment	701,331	—	—	—		701,331
Fixed maturity securities available-for-sale	—	93,397	177,695	—		271,092
Equity securities	—	1,280	6	—		1,286
Investments, other	—	16,389	147,871	(3,066)	(b)	161,194
Net cash (used in) provided by investing activities	(2,244,014)	(35,674)	(141,697)	—		(2,421,385)

(a)
Balance for the period ended December 31, 2022

(b) Eliminate purchase and sale of real estate

Continuation of consolidating cash flow statements by segment for the year ended March 31, 2023 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,017,898	—	—	—	1,017,898
Principal repayments on credit facilities	(801,994)	—	—	—	(801,994)
Payment of debt issuance costs	(5,237)	—	—	—	(5,237)
Finance lease payments	(124,188)	—	—	—	(124,188)
Securitization deposits	217	—	—	—	217
Voting common stock dividends paid	(19,608)	—	—	—	(19,608)
Series N Non-Voting Common Stock dividends paid	(14,117)	—	—	—	(14,117)
Investment contract deposits	—	—	341,483	—	341,483
Investment contract withdrawals	—	—	(334,659)	—	(334,659)
Net cash provided by (used in) by financing activities	52,971	—	6,824	—	59,795

Effects of exchange rate on cash	(11,633)	—	—	—	(11,633)

Increase (decrease) in cash and cash equivalents	(608,971)	476	(35,118)	—	(643,613)
Cash and cash equivalents at beginning of period	2,643,213	10,800	50,124	—	2,704,137
Cash and cash equivalents at end of period	$2,034,242	$11,276	$15,006	$—	$2,060,524

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements at March 31, 2025:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$55,387	$2,484	7/15/2022	7/15/2032	2.86%	1 Month SOFR
67,250	956	8/1/2022	8/1/2026	2.72%	1 Month SOFR
66,750	941	8/1/2022	8/31/2026	2.75%	1 Month SOFR
100,000	(213)	8/31/2023	8/31/2025	4.71%	1 Month SOFR
87,500	(564)	8/1/2024	8/1/2026	4.36%	1 Month SOFR

As of March 31, 2025, we had $814.4 million of variable rate debt obligations, of this amount, $437.5 million is not fixed through interest rate swaps. If the Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $4.4 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

The following table illustrates the interest rate risk sensitivity of our fixed maturity portfolio as of March 31, 2025 and 2024. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Market Value of Mixed Maturity Portfolio
	As of March 31,
Change in Interest Rates (a)	2025	2024
	(In thousands)

-300bps	$2,801,606	$2,798,226
-200bps	2,694,155	2,679,594
-100bps	2,586,785	2,561,038
No change	2,479,498	2,442,504
+100bps	2,372,291	2,324,207
+200bps	2,265,166	2,205,932
+300bps	2,158,122	2,087,750

(a) In basis points

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. At March 31, 2025 and 2024, these derivative hedges had a net market value of $8.8 million and $10.5 million, with notional amounts of $326.2 million and $526.4 million, respectively. These derivative instruments are included in Investments, other; on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.1% of our revenue was generated in Canada for both fiscal 2025 and 2024, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Attached as exhibits to this Annual Report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes information concerning the controls and procedures evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented in the section entitled "Evaluation of Disclosure Controls and Procedures".

Following this discussion is the report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of U-Haul Holding Company’s internal control over financial reporting as set forth below in this section. This section should be read in conjunction with the certifications of our CEO and CFO and the Deloitte & Touche LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, (the "Disclosure Controls"), as of March 31, 2025. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2025, the end of the period covered by this Annual Report.

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

Management assessed our internal control over financial reporting as of March 31, 2025 based on the criteria established in Internal Control-Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit function and our Finance function.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2025.

The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of U-Haul Holding Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of U-Haul Holding Company and consolidated subsidiaries (the "Company") as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2025, of the Company and our report dated May 28, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Tempe, Arizona

May 28, 2025

Item 9B. Other Information

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to U-Haul Holding Company’s definitive proxy statement, in connection with its 2025 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the Company’s 2025 fiscal year.

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

Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on August 14, 2015, file no. 1-11255

10.30	Property Management Agreement dated December 11, 2014 between Three SAC Self-Storage Corporation and U-Haul Co. (Canada), Ltd	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255

10.31	Property Management Agreement dated December 16, 2014 among Galaxy Storage Two, L.P. and certain subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255

10.32	Property Management Agreement dated June 25, 2015 among 2015 SAC Self-Storage, LLC and certain subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255

10.33	Property Management Agreement dated March 21, 2016 among Five SAC RW, LLC and certain subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2016, file no. 1-11255

10.34	Property Management Agreement among Six-SAC Self-Storage Corporation and certain subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on June 27, 2016, file no. 1-11255

10.35	2016 Stock Option Plan (Shelf Stock Option Plan)*	Incorporated by reference to Exhibit C to Definitive Proxy for the Special Meeting of Stockholders filed on April 20, 2016

10.36

Credit Agreement, dated as of September 1, 2017 by and among U-Haul Holding Company, as the Borrower, Bank of America, N.A., as Agent for all Lenders, and the financial institutions party thereto from to time as, Lenders.

Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on September 7, 2017, file no. 1-11255

10.37	Template Dealership Contract	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.38	Amended and Restated U-Haul Holding Company Employee Savings and Profit and Sharing Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.39	Amendment to the Amended and Restated U-Haul Holding Company Employee Savings and Profit and Sharing Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.40	Amended and Restated U-Haul Holding Company Employee Stock Ownership Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.41	Amendment to the Amended and Restated U-Haul Holding Company Employee Stock Ownership Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.42	Note Purchase Agreement, dated September 29, 2021, among U-Haul Holding Company and the purchasers named therein.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.43	Form of U-Haul Holding Company 2.43% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.44	Form of U-Haul Holding Company 2.51% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.45	Form of U-Haul Holding Company 2.63% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.46	Form of U-Haul Holding Company 2.78% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.47	Note Purchase Agreement, dated December 2, 2021, among U-Haul Holding Company and the purchasers named therein.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.48	Form of U-Haul Holding Company 2.55% Senior Note, Series A due January 27, 2030	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.49	Form of U-Haul Holding Company 2.60% Senior Note, Series B due January 27, 2031	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.50	Form of U-Haul Holding Company 2.68% Senior Note, Series C due January 27, 2032	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.51	Form of U-Haul Holding Company 2.73% Senior Note, Series D due January 27, 2033	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.52	Form of U-Haul Holding Company 2.88% Senior Note, Series E due January 27, 2035	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.53	Property Management Agreement among Mercury Storage 1-A, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.54	Property Management Agreement among Mercury Storage 1-B, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.55	Property Management Agreement among Mercury Storage 1-C, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.56	Property Management Agreement among Mercury Storage 2, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.57	Property Management Agreement among Mercury Storage 3, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.58	Property Management Agreement among Mercury Storage 4, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.59	Property Management Agreement among Mercury Storage 5, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.60	Property Management Agreement among Mercury Storage 6, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.61	Note Purchase Agreement, dated August 21, 2024, among U-Haul Holding Company and the purchasers named therein	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255

10.62	Form of U-Haul Holding Company 5.86% Senior Note, Series A due August 21, 2032 (included as part of exhibit 10.1)	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255

10.63	Form of U-Haul Holding Company 5.91% Senior Note, Series B due August 21, 2033 (included as part of exhibit 10.1)	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255

10.64	Form of U-Haul Holding Company 5.95% Senior Note, Series C due August 21, 2034 (included as part of exhibit 10.1)	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255

10.65	Form of U-Haul Holding Company 6.00% Senior Note, Series D due August 21, 2035 (included as part of exhibit 10.1)	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255

14	Code of Ethics	Incorporated by reference to Exhibit 14 of U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2023, file no. 1-11255

19	Insider Trading Policies and Procedures	Included in Exhibit 14

21	Subsidiaries of U-Haul Holding Company	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

23.2	Consent of BDO USA, P.C.	Filed herewith

24	Power of Attorney	Refer to signature page

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company	Filed herewith

32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97	Policy for the Recovery of Erroneously Awarded Compensation	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file as its XBRL tags are embedded within the Inline XBRL Document.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Furnished herewith

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Indicates management plan or compensatory arrangement.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of U-Haul Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U-Haul Holding Company and subsidiaries (the "Company") as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Policy Benefits and Losses, Claims and Loss Expenses Payable – self-insurance liabilities - public liability and third-party property damage claims - refer to note 3 to the financial statements

Critical Audit Matter Description

The Company is self-insured for public liability and property damage claims related to their rental equipment. These self-insurance liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported.

Given the subjectivity of estimating the related self-insurance liabilities for reported claims not yet paid and claims incurred but not yet reported based on historical loss experience and future projections of losses, performing audit procedures to evaluate whether these self-insurance liabilities were appropriately recorded as of March 31, 2025 required a significant degree of auditor judgment and the assistance of our actuarial specialist.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to self-insurance liabilities for public liability and property damage claims included the following, among others:

•
We tested the effectiveness of controls over self-insurance liabilities for public liability and third-party property damage claims, including those related to the determination and estimation of claims incurred but not reported as well as reported claims not yet paid.

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

•
With the assistance of our actuarial specialists, we developed estimates of the self-insurance liabilities for public liability and third-party property damage claims and compared our estimates to management’s estimates.

/s/ Deloitte & Touche LLP

Tempe, Arizona

May 28, 2025

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

U-Haul Holding Company

Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended March 31, 2023, and the related notes and schedules (collectively referred to as the “consolidated financial statements”) of U-Haul Holding Company (the "Company"). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Phoenix, Arizona

June 1, 2023, except for the effects of the modified retrospective adoption of Accounting Standards Update No. 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as to which the date is May 30, 2024.

U-Haul Holding Company and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2025	2024
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$988,828	$1,534,544
Trade receivables and reinsurance recoverables, net	230,716	215,908
Inventories and parts	163,132	150,940
Prepaid expenses	282,406	246,082
Fixed maturity securities available-for-sale (net of allowance for credit loss of $3,104 and $1,052, respectively) at fair value and amortized cost ($2,708,562 and $2,660,093, respectively)	2,479,498	2,442,504
Equity securities, at fair value	65,549	66,274
Investments, other	678,254	633,936
Deferred policy acquisition costs, net	121,729	121,224
Other assets	126,732	111,743
Right of use assets - financing, net	138,698	289,305
Right of use assets - operating, net	46,025	53,712
Related party assets	45,003	57,934

Property, plant and equipment, at cost:
Land	1,812,820	1,670,033
Buildings and improvements	9,628,271	8,237,354
Furniture and equipment	1,047,414	1,003,770
Rental trailers and other rental equipment	1,046,135	936,303
Rental trucks	7,470,039	6,338,324
	21,004,679	18,185,784
Less: Accumulated depreciation	(5,892,079)	(5,051,132)
Total property, plant and equipment, net	15,112,600	13,134,652
Total assets	$20,479,170	$19,058,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$820,900	$783,084
Notes, loans and finance leases payable, net	7,193,857	6,271,362
Operating lease liabilities	46,973	55,032
Policy benefits and losses, claims and loss expenses payable	857,521	849,113
Liabilities from investment contracts	2,511,422	2,411,352
Other policyholders' funds and liabilities	7,539	18,070
Deferred income	52,895	51,175
Deferred income taxes, net	1,489,920	1,447,125
Total liabilities	12,981,027	11,886,313

Commitments and contingencies (Notes 10 and 20)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized: Series A preferred stock, with no par value, 6,100,000 shares authorized; 6,100,000 shares issued and none outstanding	—	—

Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding	—	—

Serial common stock, with or without par value, 250,000,000 shares authorized: Serial common stock of $0.25 par value, 10,000,000 shares authorized; none issued and outstanding	—	—

Common stock, with $0.25 par value, 250,000,000 shares authorized: Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700 issued and 19,607,788 outstanding	10,497	10,497

Series N Non-Voting Common Stock with $0.001 par value, 250,000,000 shares authorized Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized; 176,470,092 shares issued and outstanding	176	176
Additional paid-in capital	462,548	462,548
Accumulated other comprehensive income (loss)	(229,314)	(223,216)
Retained earnings	7,931,886	7,600,090
Cost of common shares in treasury, net (22,377,912 shares)	(525,653)	(525,653)
Cost of preferred shares in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	7,498,143	7,172,445
Total liabilities and stockholders' equity	$20,479,170	$19,058,758

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2025	2024	2023
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rental revenues	$3,725,524	$3,624,695	$3,877,917
Self-storage revenues	897,913	831,069	744,492
Self-moving and self-storage products and service sales	327,490	335,805	357,286
Property management fees	36,811	37,004	37,073
Life insurance premiums	83,707	89,745	99,149
Property and casualty insurance premiums	98,900	94,802	93,209
Net investment and interest income	151,974	146,468	176,679
Other revenue	506,346	466,086	478,886
Total revenues	5,828,665	5,625,674	5,864,691

Costs and expenses:
Operating expenses	3,275,471	3,126,471	3,024,547
Commission expenses	407,368	384,079	416,315
Cost of product sales	234,145	241,563	263,026
Benefits and losses	182,749	167,035	164,079
Amortization of deferred policy acquisition costs	18,333	24,238	27,924
Lease expense	20,503	32,654	30,829
Depreciation, net of (gains) losses on disposals of ($13,749, $153,958 and $247,084 respectively)	958,184	663,931	486,795
Net (gains) losses on disposal of real estate	15,758	7,914	5,596
Total costs and expenses	5,112,511	4,647,885	4,419,111

Earnings from operations	716,154	977,789	1,445,580
Other components of net periodic benefit costs	(1,488)	(1,458)	(1,216)
Other interest income	59,057	120,021	—
Interest expense	(295,716)	(256,175)	(223,958)
Fees on early extinguishment of debt and costs of defeasance	(495)	—	(1,009)
Pretax earnings	477,512	840,177	1,219,397
Income tax expense	(110,422)	(211,470)	(294,925)
Net earnings available to common stockholders	$367,090	$628,707	$924,472
Basic and diluted earnings per share of Common Stock	$1.69	$3.04	$5.54
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$1.89	$3.22	$4.62
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092	176,470,092

Related party revenues for fiscal 2025, 2024 and 2023, net of eliminations, were $36.8 million, $37.0 million and $37.1 million, respectively.

Related party costs and expenses for fiscal 2025, 2024, and 2023, net of eliminations, were $113.4 million, $90.1 million and $90.5 million, respectively.

Please see Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and Consolidated Subsidiaries

Consolidated statements of comprehensive income (loss)

Fiscal Year Ended March 31, 2025	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income (loss):
Net earnings	$477,512	$(110,422)	$367,090
Other comprehensive income (loss):
Foreign currency translation	(3,833)	—	(3,833)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	3,709	(1,146)	2,563
Change in fair value of cash flow hedges	4,990	(1,285)	3,705
Amounts reclassified into earnings on hedging activities	(13,455)	3,364	(10,091)
Change in postretirement benefit obligations	2,065	(507)	1,558
Total other comprehensive income (loss)	(6,524)	426	(6,098)

Total comprehensive income (loss)	$470,988	$(109,996)	$360,992

Fiscal Year Ended March 31, 2024	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income (loss):
Net earnings	$840,177	$(211,470)	$628,707
Other comprehensive income (loss):
Foreign currency translation	2,832	—	2,832
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	70,703	(14,846)	55,857
Change in fair value of cash flow hedges	8,497	(2,087)	6,410
Amounts reclassified into earnings on hedging activities	(5,417)	1,330	(4,087)
Change in postretirement benefit obligations	1,849	(454)	1,395
Total other comprehensive income (loss)	78,464	(16,057)	62,407

Total comprehensive income (loss)	$918,641	$(227,527)	$691,114

Fiscal Year Ended March 31, 2023	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income (loss):
Net earnings	$1,219,397	$(294,925)	$924,472
Other comprehensive income (loss):
Foreign currency translation	(782)	—	(782)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	(367,533)	78,056	(289,477)
Change in fair value of cash flow hedges	6,672	(1,639)	5,033
Amounts reclassified into earnings on hedging activities	(772)	190	(582)
Change in postretirement benefit obligations	2,772	(681)	2,091
Total other comprehensive income (loss)	(359,643)	75,926	(283,717)

Total comprehensive income (loss)	$859,754	$(218,999)	$640,755

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

Description	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2022	$10,497	$—	$453,819	$(1,906)	$6,112,401	$(525,653)	$(151,997)	$5,897,161
Common stock dividend	—	176	(176)	—	—	—	—	—
Foreign currency translation	—	—	—	(782)	—	—	—	(782)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	(289,477)	—	—	—	(289,477)
Change in fair value of cash flow hedges, net of tax	—	—	—	5,033	—	—	—	5,033
Amounts reclassified into earnings on hedging activities	—	—	—	(582)	—	—	—	(582)
Change in postretirement benefit obligations, net of taxes	—	—	—	2,091	—	—	—	2,091
Net earnings	—	—	—	—	924,472	—	—	924,472
Common stock dividends: ($1.00 per share for fiscal 2023)	—	—	—	—	(19,608)	—	—	(19,608)
Series N Non-Voting Common Stock dividends: ($0.08 per share for fiscal 2023)	—	—	—	—	(14,117)	—	—	(14,117)
Net activity	—	176	(176)	(283,717)	890,747	—	—	607,030
Balance as of March 31, 2023	$10,497	$176	$453,643	$(285,623)	$7,003,148	$(525,653)	(151,997)	$6,504,191
Contribution from related party	—	—	8,905	—	—	—	—	8,905
Foreign currency translation	—	—	—	2,832	—	—	—	2,832
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	55,857	—	—	—	55,857
Change in fair value of cash flow hedges, net of tax	—	—	—	6,410	—	—	—	6,410
Amounts reclassified into earnings on hedging activities	—	—	—	(4,087)	—	—	—	(4,087)
Change in postretirement benefit obligations, net of taxes	—	—	—	1,395	—	—	—	1,395
Net earnings	—	—	—	—	628,707	—	—	628,707
Series N Non-Voting Common Stock dividends: ($0.18 per share for fiscal 2024)	—	—	—	—	(31,765)	—	—	(31,765)
Net activity	—	—	8,905	62,407	596,942	—	—	668,254
Balance as of March 31, 2024	$10,497	$176	$462,548	$(223,216)	$7,600,090	$(525,653)	$(151,997)	$7,172,445
Foreign currency translation	—	—	—	(3,833)	—	—	—	(3,833)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	2,563	—	—	—	2,563
Change in fair value of cash flow hedges, net of tax	—	—	—	3,705	—	—	—	3,705
Amounts reclassified into earnings on hedging activities	—	—	—	(10,091)	—	—	—	(10,091)
Change in postretirement benefit obligations, net of taxes	—	—	—	1,558	—	—	—	1,558
Net earnings	—	—	—	—	367,090	—	—	367,090
Series N Non-Voting Common Stock dividends: ($0.20 per share for fiscal 2025)	—	—	—	—	(35,294)	—	—	(35,294)
Net activity	—	—	—	(6,098)	331,796	—	—	325,698
Balance as of March 31, 2025	$10,497	$176	$462,548	$(229,314)	$7,931,886	$(525,653)	$(151,997)	$7,498,143

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul HOlding Company and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2025	2024	2023
	(In thousands)
Cash flows from operating activities:
Net earnings	$367,090	$628,707	$924,472
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	971,933	817,889	733,879
Amortization of premiums and accretion of discounts related to investments, net	14,391	16,849	20,066
Amortization of debt issuance costs	5,703	6,712	7,087
Interest credited to policyholders	84,920	71,433	55,822
Provision for allowance (recoveries) for losses on trade receivables, net	(1,101)	2,447	(4,860)
Operating lease right-of-use asset amortization	10,558	23,926	22,432
Net (gains) losses on disposal of personal property	(13,749)	(153,958)	(247,084)
Net (gains) losses on disposal of real estate	15,758	7,914	5,596
Net (gains) losses on sales of fixed maturity securities	2,180	(157)	8,300
Net (gains) losses on equity securities and investments, other	(5,787)	(5,741)	9,091
Deferred income taxes, net	41,907	98,379	131,754
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(14,168)	(29,011)	44,714
Inventories and parts, net	(12,259)	518	7,265
Prepaid expenses	(37,038)	(4,451)	(5,575)
Deferred policy acquisition costs, net	(505)	7,239	2,722
Other assets	(20,144)	9,889	(6,405)
Related party assets	12,657	(9,614)	(544)
Accounts payable and accrued expenses and operating lease liabilities	14,400	(10,697)	34,263
Policy benefits and losses, claims and loss expenses payable	21,754	(39,204)	(15,182)
Other policyholders' funds and liabilities	(4,119)	9,922	(2,580)
Deferred income	1,858	(2,085)	5,137
Other liabilities	(1,810)	5,850	(760)
Net cash provided by (used in) operating activities	1,454,429	1,452,756	1,729,610

Cash flows from investing activities:
Escrow deposits activity	3,978	2,983	9,298
Purchase of:
Property, plant and equipment	(3,452,481)	(2,992,898)	(2,723,901)
Fixed maturity securities available-for-sale	(501,640)	(344,166)	(623,489)
Equity securities	(1,819)	(530)	(4,932)
Investments, other	(173,522)	(174,967)	(213,264)
Proceeds from sales of:
Property, plant and equipment	662,358	739,178	701,331
Fixed maturity securities available-for-sale	439,430	672,121	271,092
Equity securities	11,147	1,417	1,286
Investments, other	121,628	50,489	161,194
Net cash (used in) provided by investing activities	(2,890,921)	(2,046,373)	(2,421,385)

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of cash flows (continued)

	Years Ended March 31,
	2025	2024	2023
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	$1,855,399	$1,186,363	$1,017,898
Principal repayments on credit facilities	(852,395)	(919,771)	(801,994)
Payment of debt issuance costs	(8,531)	(4,082)	(5,237)
Finance lease payments	(73,303)	(105,564)	(124,188)
Securitization deposits	499	319	217
Voting common stock dividends paid	—	—	(19,608)
Series N Non-Voting Common Stock dividends paid	(35,294)	(31,765)	(14,117)
Investment contract deposits	496,603	360,124	341,483
Investment contract withdrawals	(487,866)	(419,091)	(334,659)
Net cash provided by (used in) financing activities	895,112	66,533	59,795

Effects of exchange rate on cash	(4,336)	1,104	(11,633)

Increase (decrease) in cash and cash equivalents	(545,716)	(525,980)	(643,613)
Cash and cash equivalents at the beginning of period	1,534,544	2,060,524	2,704,137
Cash and cash equivalents at the end of period	$988,828	$1,534,544	$2,060,524

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

U-Haul Holding Company, a Nevada Corporation, (“U-Haul Holding Company” or the "Company"), has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. We believe that consolidating their calendar year into our fiscal year consolidated financial statements does not materially affect the financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2024, 2023 and 2022 correspond to fiscal 2025, 2024 and 2023 for U-Haul Holding Company.

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

Description of Operating and Reportable Segments

U-Haul Holding Company has three operating and reportable segments. They are Moving and Storage, Property and Casualty Insurance and Life Insurance.

Moving and Storage operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, and the rental of fixed and portable moving and storage units to the “do-it-yourself” mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul throughout the United States and Canada.

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove, Safetow,

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Safemove Plus, Safestor and Safehaul protection packages to U-Haul customers. The business plan for Property and Casualty Insurance includes offering property and casualty products in other U-Haul related programs. ARCOA is a group captive insurer owned by us and our wholly owned subsidiaries whose purpose is to provide insurance products related to our moving and storage business.

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $100,000 CAD per account. As of March 31, 2025 and March 31, 2024, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

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

Accrued Interest Receivable

Accrued interest receivables on available-for-sale securities totaled $29.4 million and $29.3 million as of March 31, 2025 and 2024, respectively and are excluded from the estimate of credit losses.

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

Inventories and parts

Inventories and parts were as follows:

	March 31,
	2025	2024
	(In thousands)
Truck and trailer parts and accessories (a)	$149,268	$145,383
Hitches and towing components (b)	43,330	34,495
Moving supplies and propane (b)	19,349	18,194
Subtotal	211,947	198,072
Less: LIFO reserves	(47,929)	(46,331)
Less: excess and obsolete reserves	(886)	(801)
Total	$163,132	$150,940

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

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 95% and 94% of the total inventories for March 31, 2025 and 2024, respectively. Had we utilized the first-in first-out method, stated inventory balances would have been $47.9 million and $46.3 million higher as of March 31, 2025 and 2024, respectively. In fiscal 2025, 2024 and 2023, the negative effect on income due to liquidation of a portion of the LIFO inventory was $0.3 million, $0.6 million and $1.6 million, respectively.

Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense, if any, incurred during the initial construction of buildings is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years, buildings and improvements 10-55 years and non-rental equipment 3-10 years. Routine maintenance costs are charged to operating expense as they are incurred. Gains and losses on dispositions of property, plant and equipment, other than real estate (“personal property”), are netted against depreciation expense when realized. The net amount of gains, netted against depreciation expense, were $13.7 million, $154.0 million and $247.1 million during fiscal 2025, 2024 and 2023, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

Non-cash accounts payable related to fixed assets were $76.2 million and $75.6 million for fiscal 2025 and 2024, respectively.

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

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). To adjust the historical loss rates to reflect the effects of these differences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 4% and 5% as of March 31,

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2025 and 2024, respectively. Management developed this estimate based on its knowledge of past experience. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category.

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

The allowance for expected credit losses on trade receivables were $5.1 million and $2.3 million as of March 31, 2025 and 2024, respectively.

Notes and mortgage receivables include accrued interest and are reduced by discounts and amounts considered by management to be uncollectible.

Policy Benefits and Losses, Claims and Loss Expenses Payable

Life Insurance

The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately $368.9 million of the total liability for future policy benefits, or approximately 43% of the consolidated Policy Benefits and Losses, Claims and Loss Expenses Payable. The liability is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date or the "Transition Date" of April 1, 2021 and expected future experience. The liability is accrued as premium revenue and is recognized and adjusted for differences between actual and expected experience. Long-duration insurance contracts issued by the Company are grouped into cohorts based on the contract issue year, distribution channel, legal entity and product type.

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

The liability for future policy benefits is discounted as noted above, using a current upper-medium grade fixed-income instrument yield that reflects the duration characteristics of the liability for future policy benefits. The methodology for determining current discount rates consists of constructing a discount rate curve intended to be reflective of the currency and tenor of the insurance liability cash flows. The methodology is designed to prioritize observable inputs based on market data available in the local debt markets denominated in the same currency as the policies. For the discount rates applicable to tenors for which the single-A debt market is not liquid or there is little or no observable market data, the Company will use estimation techniques consistent with the fair value guidance in ASC 820, Fair Value Measurement. We further accrete interest as a component of policyholder benefits using the original discount rate that is locked in during the year of contract issuance. The original discount rates (or the locked-in discount rates) are used for interest accretion purposes and for the determination of net premiums, whereas the current discount rates are used for purposes of valuing the liability.

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

Self-Insurance Liabilities

U-Haul retains the risk for certain public liability and third-party property damage claims related to our rental equipment. The consolidated balance sheets include $360.8 million and $318.9 million of liabilities related to these programs as of March 31, 2025 and 2024, respectively. These liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis in policy benefits and losses, claims and loss expenses payable. Requirements are based on actuarial evaluations of historical accident claims expense and trends, as well as future projection of ultimate losses, expenses and administrative costs. The adequacy of the liability is monitored based on evolving claim history. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

U-Haul has operated a self-insurance program for general liability coverage related to risks arising from U-Haul's moving operations since 2002. The Company maintains excess of loss coverage with third-party insurers for losses in excess of specific limits.

Additionally, as of March 31, 2025 and 2024, the consolidated balance sheets include liabilities of $25.6 million and $20.4 million, respectively, related to medical plan benefits we provide for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of IBNR claims. These amounts are recorded in accounts payable and accrued expenses on the consolidated balance sheets.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liability from Investment Contracts

Liability from investment contracts represents the amount held by the Company on behalf of the policyholder at each reporting date. This amount includes deposits received from the policyholder, interest credited to the policyholder's account balance, net of charges assessed against the account balance and any policyholder withdrawals. This balance also includes liabilities for annuities and certain other contracts that do not contain significant insurance risk, as well as the estimated fair value of embedded derivatives associated with indexed annuity products. The consolidated balance sheets include $2,511.4 and $2,411.4 million of liabilities for these contracts as of March 31, 2025 and 2024, respectively.

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

Lessee

We determine if an arrangement is a lease at inception. Operating leases, which are comprised primarily of storage rental locations, can have lease terms generally between 2 and 20 years, except for our easements which are indefinite in term, are included in ROU assets – operating, net and operating lease liabilities in our consolidated balance sheets. Finance leases, which are comprised primarily of rental equipment leases, with primarily 7-year terms are included in ROU assets - financing, net, and notes, loans and finance leases payable, net in our consolidated balance sheets.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $15.3 million, $13.8 million and $11.1 million in fiscal 2025, 2024 and 2023, respectively and are included in operating expenses.

Deferred Policy Acquisition Costs

Deferred acquisition costs (“DAC") are directly related to the successful acquisition of new life insurance, annuity and health business, and primarily include sales commissions, policy issue costs, direct to consumer advertising costs, and underwriting costs. These costs are capitalized on a grouped contract basis and amortized over the expected term of the related contracts. These costs are not capitalized until they are incurred. Also recorded within DAC are sales inducements credited to policyholder account balances in the form of a premium bonus (“Sales Inducement Assets”). As of March 31, 2025 and 2024, the Sales Inducement Assets included with DAC amounted to $13.6 million and $14.9 million, respectively, on the consolidated balance sheet and amortization expense totaled $1.9 million, $2.9 million and $3.7 million for the periods ended March 31, 2025, 2024 and 2023, respectively.

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

Income Taxes

U-Haul Holding Company files a consolidated tax return with all of its legal U.S. subsidiaries. The provision for income taxes reflects deferred income taxes resulting from changes in temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements

Adoption of New Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (the "FASB") issued accounting standards update ("ASU") 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”). ASU 2023-01, accounting for leasehold improvements, requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The amendment was effective for fiscal years beginning after December 15, 2023. The adoption of the standard did not have a material impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU requires all annual disclosures currently required by Topic 280 to be included in interim periods and is applicable to entities with a single reportable segment. The amendment is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment is effective retrospectively to all prior periods presented in the consolidated financial statements. We adopted ASU 2023-07 on the effective date for our first annual period beginning on April 1, 2024. Other than the revised presentation of our “Reportable Segment Information” footnote, the adoption of the accounting standard update has not had a material impact on our consolidated financial statements and disclosures.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. Early adoption is permitted. The amendment is effective prospectively to all annual periods beginning after December 15, 2024. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In March 2024, the SEC issued a final rule that requires disclosure of: (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll-forward of carbon offset and REC balances if material to the Company's plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. The rule is effective for the Company for annual periods beginning January 1, 2027 and is to be applied prospectively. In April 2024, the SEC issued an order staying the final rule pending judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit. The Company cannot predict what, if any, changes in scope or timing may occur as a result of the pending litigation. The Company continues its assessment to prepare for the new rule.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-30): Clarifying the Effective Date, which clarified the effective date of this standard. The standard requires the disclosure of additional information about specific expense categories in the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The standard allows for adoption on a prospective or retrospective basis. We are currently assessing the impact of adopting ASU 2024-03 on our consolidated financial statements and related disclosures.

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

The calculation of basic and diluted earnings per share for the years ending March 31, 2025, 2024 and 2023 for our Voting Common Stock and Non-Voting Common Stock is as follows:

	For the Year Ending
	March 31,
	2025	2024	2023

	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%	10%

Net earnings available to common stockholders	$367,090	$628,707	$924,472
Voting Common Stock dividends declared and paid	—	—	(19,608)
Non-Voting Common Stock dividends declared and paid	(35,294)	(31,765)	(14,117)
Undistributed earnings available to common stockholders	$331,796	$596,942	$890,747
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$33,180	$59,694	$89,075

Undistributed earnings per share of Voting Common Stock	$1.69	$3.04	$4.54
Dividends declared per share of Voting Common Stock	$—	$—	$1.00
Basic and diluted earnings per share of Voting Common Stock	$1.69	$3.04	$5.54

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%	90%

Net earnings available to common stockholders	$367,090	$628,707	$924,472
Voting Common Stock dividends declared and paid	—	—	(19,608)
Non-Voting Common Stock dividends declared and paid	(35,294)	(31,765)	(14,117)
Undistributed earnings available to common stockholders	$331,796	$596,942	$890,747
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$298,616	$537,248	$801,672

Undistributed earnings per share of Non-Voting Common Stock	$1.69	$3.04	$4.54
Dividends declared per share of Non-Voting Common Stock	$0.20	$0.18	$0.08
Basic and diluted earnings per share of Non-Voting Common Stock	$1.89	$3.22	$4.62

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Trade Receivables and Reinsurance Recoverables, Net

Reinsurance recoverables and trade receivables, net, were as follows:

	March 31,
	2025	2024
	(In thousands)
Reinsurance recoverable	$34,566	$37,864
Trade accounts receivable	162,240	141,282
Paid losses recoverable	440	442
Accrued investment income	29,378	29,299
Premiums and agents' balances	4,078	1,086
Independent dealer receivable	336	415
Other receivables	4,760	11,756
	235,798	222,144
Less: Allowance for credit losses	(5,082)	(6,236)
	$230,716	$215,908

Note 6. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The amortized cost of bonds on deposit with insurance regulatory authorities was $21.5 million and $23.1 million for March 31, 2025 and 2024, respectively.

Available-for-Sale Investments

Available-for-sale investments as of March 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(In thousands)
U.S. treasury securities and government obligations	$119,289	$206	$(8,353)	$—	$111,142
U.S. government agency mortgage-backed securities	81,909	232	(8,712)	—	73,429
Obligations of states and political subdivisions	137,280	272	(8,808)	—	128,744
Corporate securities	1,807,605	1,623	(155,749)	(3,104)	1,650,375
Mortgage-backed securities	562,479	582	(47,253)	—	515,808
	$2,708,562	$2,915	$(228,875)	$(3,104)	$2,479,498

Available-for-sale investments as of March 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(in thousands)
U.S. treasury securities and government obligations	$191,070	$2,123	$(8,921)	$—	$184,272
U.S. government agency mortgage-backed securities	48,067	250	(7,664)	—	40,653
Obligations of states and political subdivisions	151,197	918	(7,533)	—	144,582
Corporate securities	1,963,249	2,762	(152,799)	(1,052)	1,812,160
Mortgage-backed securities	306,510	34	(45,707)	—	260,837
	$2,660,093	$6,087	$(222,624)	$(1,052)	$2,442,504

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of available-for-sale investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of March 31, 2025 and March 31, 2024 are as follows:

	March 31, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
U.S. treasury securities and government obligations	$1,760	$(24)	$95,058	$(8,329)	$96,818	$(8,353)
U.S. government agency mortgage-backed securities	36,871	(197)	20,928	(8,515)	57,799	(8,712)
Obligations of states and political subdivisions	46,036	(1,628)	52,903	(7,179)	98,939	(8,807)
Corporate securities	294,133	(5,822)	1,239,884	(149,927)	1,534,017	(155,749)
Mortgage-backed securities	188,328	(3,911)	217,020	(43,343)	405,348	(47,254)
	$567,128	$(11,582)	$1,625,793	$(217,293)	$2,192,921	$(228,875)

	March 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
U.S. treasury securities and government obligations	$1,888	$(13)	$103,336	$(8,908)	$105,224	$(8,921)
U.S. government agency mortgage-backed securities	—	—	23,711	(7,664)	23,711	(7,664)
Obligations of states and political subdivisions	10,492	(222)	80,082	(7,311)	90,574	(7,533)
Corporate securities	132,513	(1,258)	1,495,167	(151,541)	1,627,680	(152,799)
Mortgage-backed securities	3,008	(23)	248,423	(45,684)	251,431	(45,707)
	$147,901	$(1,516)	$1,950,719	$(221,108)	$2,098,620	$(222,624)

Gross proceeds from matured or redeemed securities were $439.4 million, $667.0 million and $196.2 million in fiscal 2025, 2024 and 2023, respectively. Included in the fiscal 2025 and 2024 proceeds was $13.3 million and $106.5 million of proceeds from sales of available-for-sale investments. No material gross realized gains or losses were recognized.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $2.1 million and $1.0 million net impairment charge reported in fiscal 2025 and 2024, respectively.

The amortized cost and fair value of available-for-sale investments by contractual maturity, were as follows:

	March 31, 2025		March 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$196,238	$194,896	$266,357	$266,578
Due after one year through five years	591,589	576,204	748,338	723,903
Due after five years through ten years	611,788	558,430	614,890	564,422
Due after ten years	746,468	634,160	723,998	626,764
	2,146,083	1,963,690	2,353,583	2,181,667

Mortgage-backed securities	562,479	515,808	306,510	260,837
	$2,708,562	$2,479,498	$2,660,093	$2,442,504

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity investments of common stock and non-redeemable preferred stock were as follows:

	March 31, 2025		March 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Common stocks	$30,108	$43,413	$29,604	$45,014
Non-redeemable preferred stocks	25,144	22,136	25,144	21,260
	$55,252	$65,549	$54,748	$66,274

Investments, other

The carrying value of other investments were as follows:

	March 31,
	2025	2024
	(In thousands)
Mortgage loans, net	$657,567	$604,481
Policy loans	11,868	11,229
Other investments	8,819	18,226
	$678,254	$633,936

Mortgage loans are carried at the unpaid balance, less an allowance for expected losses net of any unamortized premium or discount. The portfolio of mortgage loans is principally collateralized by self-storage facilities and commercial properties. The interest rate range on the mortgage loans is 3.5% to 7.7% with maturities between 2025 and 2036. The allowance for expected losses was $0.4 million for both March 31, 2025 and 2024. These loans represent first lien mortgages held by us. Mortgage loans are reviewed on an ongoing basis and analysis may include market analysis, estimated valuations of the underlying collateral, loan to value ratios, tenant creditworthiness and other factors. For our mortgage loans, no specifically identified loans were impaired as of March 31, 2025. We have not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area.

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

Note 7. Other Assets

Other assets were as follows:

	March 31,
	2025	2024
	(In thousands)
Deposits (debt-related)	$30,472	$27,712
Other real estate	41,271	67,946
Deposits (real estate related)	54,989	16,085
	$126,732	$111,743

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Accounts Payable and Accrued Expense

Accounts payable and accrued expenses were as follows:

	March 31,
	2025	2024
	(In thousands)
Accounts payable	$263,280	$240,053
Accrued expenses	557,620	543,031
	$820,900	$783,084

Note 9. Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2025	2024	2023
	(In thousands)
Fixed maturities	$113,304	$105,089	$171,814
Insurance policy loans	819	669	869
Mortgage loans	36,117	28,599	23,854
Short-term, amounts held by ceding reinsurers, net and other investments	10,161	20,377	(11,523)
Investment income	160,401	154,734	185,014
Less: investment expenses	(8,427)	(8,266)	(8,335)
Net investment and interest income	$151,974	$146,468	$176,679

Note 10. Notes, Loans and Finance Leases Payable, net

Long-Term Debt

Long-term debt was as follows:

	Fiscal Year 2025 Interest Rates			Maturities			Weighted Avg Interest Rates (c)	March 31, 2025	March 31, 2024
								(In thousands)
Real estate loan (amortizing term) (a)	4.30%	-	5.80%	2027		2037	5.18%	$265,887	$277,767
Senior mortgages	2.70%	-	6.05%	2026	-	2042	4.37%	2,437,769	2,284,853
Real estate loans (revolving credit)	—%	-	—%			2027	—%	—	—
Fleet loans (amortizing term)	1.61%	-	6.02%	2025	-	2031	5.29%	125,839	70,454
Fleet loans (revolving credit) (b)	5.17%	-	5.67%	2027	-	2029	5.62%	625,000	573,889
Finance leases (rental equipment)	2.89%	-	5.01%	2025	-	2026	4.39%	44,338	117,641
Finance liability (rental equipment)	1.60%	-	6.80%	2025	-	2031	5.09%	1,963,644	1,708,619
Private placements	2.43%	-	6.00%	2029	-	2035	3.62%	1,700,000	1,200,000
Other obligations	1.50%	-	8.00%	2025	-	2049	6.35%	66,864	70,815
Notes, loans and finance leases payable								$7,229,341	$6,304,038
Less: Debt issuance costs								(35,484)	(32,676)
Total notes, loans and finance leases payable, net								$7,193,857	$6,271,362

(a)
Certain loans have interest rate swaps fixing the rate between 2.72% and 2.86% based on current margin. The weighted average interest rate calculation for these loans was 4.10%, using the swap adjusted interest rate.
(b)
Certain loans have an interest rate swap fixing the rate for relevant loans between 4.36% and 4.71% based on current margin. The weighted average interest rate calculation for these loans was 5.68% using the swap adjusted interest rate.
(c)
Weighted average rates as of March 31, 2025

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Backed Loans

Real Estate Loan

Certain subsidiaries of Real Estate and U-Haul Co. of Florida are borrowers under real estate loans. These loans require monthly or quarterly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans are secured by various properties owned by the borrowers. The interest rates, per the provisions of $189.4 million of these loans, are the applicable secured overnight funding rate (“SOFR”) plus the applicable margins and a credit spread adjustment of 0.10%. As of March 31, 2025, the applicable SOFR was 4.32% and the applicable margin was between 0.65% and 1.38%, the sum of which, including the credit spread, was between 5.07% and 5.80%. The remaining $76.5 million of these loans was fixed with an interest rate of 4.30%. The default provisions of these real estate loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2025.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.70% and 6.05%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2025. There are limited restrictions regarding our use of the funds.

Real Estate Loans (Revolving Credit)

U-Haul Holding Company is a borrower under a multi-bank syndicated real estate loan. As of March 31, 2025, the maximum credit commitment is $465.0 million. As of March 31, 2025, the full capacity was available to borrow. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2025. There is a 0.25% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are carried at fixed rates ranging between 1.61% and 6.02%. All of our rental truck amortizing loans are collateralized by the rental equipment purchased. The majority of these loans are funded at 70%, but some may be funded at 100%. U-Haul Holding Company, and in some cases U-Haul, is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2025. The net book value of the corresponding rental equipment was $234.7 million and $155.8 million as of March 31, 2025 and 2024, respectively.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $635.0 million. The aggregate outstanding balance for these revolvers as of March 31, 2025 was $625.0 million. The interest rates, per the provision of the loan agreements, are SOFR plus the applicable margin and a credit spread adjustment of 0.10%. As of March 31, 2025, SOFR was between 4.32% and 4.35% and the margin was between 0.75% and 1.25%, the sum of which, including the credit spread, was between 5.17% and 5.67%. Of the $625.0 million outstanding, $187.5 million was fixed with an interest rate between 4.36% and 4.71%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2025. These fleet loans are collateralized by the rental equipment purchased. The net book value of the corresponding rental equipment was $918.2 million and $756.5 million as of March 31, 2025 and 2024, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment. The agreements are generally seven (7) year terms with interest rates ranging from 2.89% to 5.01%. All of our finance leases are collateralized by our rental fleet. The net book value of the corresponding rental equipment was $138.7 million and $289.3 million as of March 31, 2025 and March 31, 2024, respectively. There were no new financing leases, as assessed under the new leasing guidance, entered into during fiscal 2025. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2025.

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions, and we assess if these sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs. We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, these sale-leasebacks are accounted for as a financial liability and the leased assets are capitalized at cost. Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.60% to 6.80%. These finance liabilities are collateralized by the related assets of our rental fleet. The net book value of the corresponding rental equipment was $2,420.7 million and $1,989.8 million as of March 31, 2025 and March 31, 2024, respectively. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2025.

Private Placements

In September 2021, U-Haul Holding Company entered into a note purchase agreement to issue $600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes consist of four tranches each totaling $150.0 million and funded in September 2021. The fixed interest rates range between 2.43% and 2.78% with maturities between 2029 and 2033. Interest is payable semiannually. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2025.

In December 2021, U-Haul Holding Company entered into a note purchase agreement to issue $600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes consist of three tranches each totaling $100.0 million and two tranches each totaling $150.0 million. The fixed interest rates range between 2.55% and 2.88% with maturities between 2030 and 2035. Interest is payable semiannually. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2025.

On August 21, 2024, U-Haul Holding Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") in connection with the private placement of our senior unsecured notes (the "Notes"). Under the Note Purchase Agreement, we sold an aggregate $500 million of the Notes, consisting of $100 million aggregate principal amount of our 5.86% Senior Notes, Series A due August 21, 2032, $100 million aggregate principal amount of our 5.91% Senior Notes, Series B due August 21, 2033, $100 million aggregate principal amount of our 5.95% Senior Notes, Series C due August 21, 2034, and $200 million aggregate principal amount of our 6.00% Senior Notes, Series D due August 21, 2035, each with maturities between 2032 and 2035. Interest is payable semiannually. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2025.

Other Obligations

In February 2011, U-Haul Holding Company and U.S. Bank Trust Company, NA, as successor in interest to U.S. Bank National Association (the “Trustee”), entered into the U-Haul Investors Club Indenture. U-Haul Holding Company and the Trustee entered into this indenture to provide for the issuance of notes by us directly to investors over our proprietary website, uhaulinvestorsclub.com (“U-Notes”). The U-Notes are secured by various types of collateral, including, but not limited to, certain rental equipment and real estate. U-Notes are issued in smaller series that vary as to principal amount, interest rate and maturity. U-Notes are obligations of the Company and secured by the associated collateral; they are not guaranteed by any of the Company’s affiliates or subsidiaries.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025, the aggregate outstanding principal balance of the U-Notes issued was $68.4 million, of which $1.5 million is held by our insurance subsidiaries and eliminated in consolidation, and $20.5 million is held by related parties. Interest rates range between 1.50% and 8.00% and maturity dates range between 2025 and 2049.

Oxford is a member of the Federal Home Loan Bank ("FHLB") and, as such, the FHLB has made deposits with Oxford. As of December 31, 2024, the deposits had an aggregate balance of $85.0 million for which Oxford pays fixed interest rates between 0.55% and 4.52% with maturities between March 31, 2025 and April 2, 2029. As of December 31, 2024, available-for-sale investments held with the FHLB totaled $213.4 million, of which $187.0 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within liabilities from investment contracts on the consolidated financial statements.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, before debt issuance costs, as of March 31, 2025 for the next five years and thereafter are as follows:

	Years Ended March 31,
	2026	2027	2028	2029	2030	Thereafter	Total
	(In thousands)
Notes, loans and finance leases payable, secured	$649,579	$990,706	$1,045,061	$723,145	$774,600	$3,046,250	$7,229,341

Note 11. Interest on Notes, Loans and Finance Leases Payable, net

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2025	2024	2023
	(In thousands)
Interest expense	$308,925	$269,941	$229,559
Capitalized interest	(14,427)	(14,482)	(11,814)
Amortization of transaction costs	5,658	6,131	6,987
Interest expense resulting from cash flow hedges	(4,440)	(5,415)	(774)
Total interest expense	295,716	256,175	223,958

Interest paid in cash amounted to $301.7 million, $268.7 million and $225.8 million for fiscal 2025, 2024 and 2023, respectively. Interest paid (received) in cash on derivative contracts was ($4.9) million, ($5.2) million and ($0.8) million, for fiscal 2025, 2024 and 2023, respectively.

Interest Rates

Interest rates and our revolving credit borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2025	2024	2023
	(In thousands, except interest rates)
Weighted average interest rate during the year	6.23%	6.51%	3.93%
Interest rate at year end	5.62%	6.61%	5.89%
Maximum amount outstanding during the year	$765,000	$715,000	$1,105,000
Average amount outstanding during the year	$652,215	$631,653	$824,211
Facility fees	$1,083	$1,139	$733

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the consolidated balance sheet were as follows:

	March 31, 2025	March 31, 2024
	(In thousands)
Interest rate swaps designated as cash flow hedges
Assets	$4,381	$8,392
Liabilities	$777	$—
Notional amount	$376,887	$297,867

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During fiscal years 2025, 2024 and 2023, we recognized an increase (decrease) in the fair value of our cash flow hedges of $3.7, $6.4 million and $5.0 million, respectively, net of taxes. During fiscal years 2025, 2024 and 2023, we reclassified ($10.1) million, ($4.1) million and ($0.8) million, respectively, from AOCI to interest expense, net of tax. As of March 31, 2025, we expect to reclassify $2.7 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

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

	Derivatives Fair Values as of
	March 31, 2025	March 31, 2024

	(In thousands)
Equity market contracts as economic hedging instruments
Assets	$8,819	$10,538
Notional amount	$326,218	$526,449

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Accumulated Other Comprehensive Income (Loss)

A summary of our AOCI components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Income (Loss)

	(In thousands)
Balance as of March 31, 2022	$(55,757)	$56,737	$(444)	$(2,442)	$(1,906)
Foreign currency translation	(782)	—	—	—	(782)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	—	(289,477)	—	—	(289,477)
Change in fair value of cash flow hedges	—	—	5,033	—	5,033
Amounts reclassified into earnings on hedging activities	—	—	(582)	—	(582)
Change in post retirement benefit obligations	—	—	—	2,091	2,091
Other comprehensive income (loss)	(782)	(289,477)	4,451	2,091	(283,717)
Balance as of March 31, 2023	$(56,539)	$(232,740)	$4,007	$(351)	$(285,623)
Foreign currency translation	2,832	—	—	—	2,832
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	—	55,857	—	—	55,857
Change in fair value of cash flow hedges	—	—	6,410	—	6,410
Amounts reclassified into earnings on hedging activities	—	—	(4,087)	—	(4,087)
Change in post retirement benefit obligations	—	—	—	1,395	1,395
Other comprehensive income (loss)	2,832	55,857	2,323	1,395	62,407
Balance as of March 31, 2024	$(53,707)	$(176,883)	$6,330	$1,044	$(223,216)
Foreign currency translation	(3,833)	—	—	—	(3,833)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	—	2,563	—	—	2,563
Change in fair value of cash flow hedges	—	—	3,705	—	3,705
Amounts reclassified into earnings on hedging activities	—	—	(10,091)	—	(10,091)
Change in post retirement benefit obligations	—	—	—	1,558	1,558
Other comprehensive income (loss)	(3,833)	2,563	(6,386)	1,558	(6,098)
Balance as of March 31, 2025	$(57,540)	$(174,320)	$(56)	$2,602	$(229,314)

(a) Liability for future policy benefits

Note 14. Stockholders’ Equity

The following table lists the dividends that have been declared and issued for fiscal years 2025 and 2024.

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 5, 2025	$0.05	March 17, 2025	March 28, 2025
December 4, 2024	$0.05	December 16, 2024	December 27, 2024
August 15, 2024	$0.05	September 16, 2024	September 27, 2024
June 5, 2024	$0.05	June 17, 2024	June 28, 2024
March 6, 2024	$0.05	March 18, 2024	March 28, 2024
December 6, 2023	$0.05	December 18, 2023	December 29, 2023
August 17, 2023	$0.04	September 19, 2023	September 29, 2023
June 7, 2023	$0.04	June 20, 2023	June 30, 2023

As of March 31, 2025, no awards had been issued under the 2016 U-Haul Holding Company Stock Option Plan.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2025	2024	2023
	(In thousands)
Pretax earnings:
U.S.	$468,152	$816,238	$1,179,738
Non-U.S.	9,360	23,939	39,659
Total pretax earnings	$477,512	$840,177	$1,219,397

Current provision
Federal	$56,474	$66,356	$115,171
State	8,413	44,707	42,121
Non-U.S.	141	254	5,150
	65,028	111,317	162,442
Deferred provision
Federal	36,070	88,549	114,355
State	6,357	6,542	14,077
Non-U.S.	2,967	5,062	4,051
	45,394	100,153	132,483

Provision for income tax expense	$110,422	$211,470	$294,925

Income taxes paid	$95,391	$68,623	$145,680

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2025	2024	2023
	(In percentages)
Statutory federal income tax rate	21.00%	21.00%	21.00%
Increase (reduction) in rate resulting from:
State taxes, net of federal benefit	2.47%	4.78%	3.56%
Foreign rate differential	0.24%	0.03%	0.08%
Federal tax credits	(0.80)%	(0.58)%	(0.48)%
Tax-exempt income	(0.06)%	(0.04)%	(0.08)%
Dividend received deduction	(0.01)%	(0.01)%	(0.01)%
Other	0.28%	(0.01)%	0.15%
Effective income tax rate	23.12%	25.17%	24.22%

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of our deferred tax assets and liabilities were as follows:

	March 31,
	2025	2024
Deferred tax assets:	(In thousands)
Benefit of tax net operating loss, interest and credit carryforwards	$45,140	$36,978
Accrued expenses	120,725	108,512
Policy benefit and losses, claims and loss expenses payable, net	36,072	33,736
Unrealized losses on investments	35,272	32,856
Capitalized expenditures	12,241	8,969
Operating leases	9,849	11,521
Other	540	—
Total deferred tax assets	$259,839	$232,572

Deferred tax liabilities:
Property, plant and equipment	$1,728,789	$1,655,074
Operating leases	9,628	11,214
Deferred policy acquisition costs	11,342	10,709
Other	—	2,700
Total deferred tax liabilities	1,749,759	1,679,697
Net deferred tax liability	$1,489,920	$1,447,125

The NOL, interest and credit carry-forwards in the above table are primarily attributable to state NOLs. As of March 31, 2025 and 2024, we had state NOLs of $816.8 million and $628.9 million, respectively, that will expire between fiscal 2026 and 2045 for most jurisdictions, if not utilized.

On March 3, 2021, the IRS notified us that our federal income tax returns for the tax years March 31, 2014, 2015, 2016, 2018 and 2019 were selected for examination. The examination eventually expanded to include all years March 31, 2012 through March 31, 2021. The examination was completed and report finalized in March 2024. As a result, we are owed $129 million which is reflected in prepaid expense, plus interest of $19.0 million, which is reflected in trade receivables and reinsurance recoverables, net. The refund is currently under review by the Joint Committee on Taxation.

No additional income taxes have been provided for any remaining undistributed foreign earnings or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

	Unrecognized Tax Benefits
	March 31,
	2025	2024
	(In thousands)

Unrecognized tax benefits beginning balance	$81,976	$58,107
Additions based on tax positions related to the current year	7,215	10,202
Reductions for tax positions of prior years	(5,594)	(27,536)
Additions for tax provisions of prior years	—	41,203
Unrecognized tax benefits ending balance	$83,597	$81,976

Included in the balance of unrecognized tax benefits as of March 31, 2025 and March 31, 2024 are $66.0 million and $64.8 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

We recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expenses. As of March 31, 2025 and 2024, the amount of interest accrued on unrecognized tax benefits was $13.3 million and $9.6 million, respectively, net of tax. During the current year, we recorded a benefit from interest in the amount of $3.7 million, net of tax. At March 31, 2025 and 2024, the amount of penalties accrued on unrecognized tax benefits was $21.8 million and $20.2 million. During the current year, we recorded expense from penalties in the amount of $1.6 million. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within 12 months of the reporting date.

We file income tax returns in the U.S. federal jurisdiction, and various states and Canadian jurisdictions. While the Company has ongoing audits in various state jurisdictions, there have been no proposed or anticipated adjustments that would materially impact the consolidated financial statements. Our tax years remain open for examination by federal authorities for three years, state authorities for three to four years and Canadian authorities for four years.

The Canadian government has issued draft Pillar Two legislation (Global Minimum Tax Act), on June 20, 2024, that includes the Income Inclusion Rule and Qualified Domestic Minimum Top-Up Tax. The Canadian legislation went into effect for our fiscal year beginning April 1, 2024. We have performed an assessment of the potential exposure to Pillar Two income taxes. Based on the assessment performed, the Pillar Two effective tax rates in all jurisdictions in which we operate are above the 15% minimum tax rate. We will continue to evaluate the legislation but do not expect the rules to have an impact on the income tax provision or cash taxes.

Note 16. Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the United States and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of Directors (the “Board”) of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2025, 2024 or 2023.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor an Employee Stock Ownership Plan (“ESOP”) that generally covers all employees with one year or more of service. The ESOP began as a leveraged plan where shares were pledged as collateral for its debt which was originally funded by U-Haul. We made annual contributions to the ESOP equal to the ESOP’s debt service. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. ESOP shares were committed to be released monthly and ESOP compensation expense was recorded based on the current market price at the end of the month. These shares then become outstanding for the earnings per share computations. In fiscal 2021 we de-levered the plan and now contributions are made at the discretion of management with expense being recognized upon the decision to contribute. ESOP compensation expense was $30.2 million, $23.9 million

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $22.1 million for fiscal 2025, 2024 and 2023, respectively, which are included in operating expenses in the consolidated statements of operations.

In fiscal 2025, 2024 and 2023, the Company made non-leveraged contributions of $30.2 million, $23.9 million and $22.1 million, respectively to the Plan Trust. During fiscal 2025 and 2024 and 2023 ESOP purchased for allocation 469,998, 365,544 and 424,484, respectively of non-leveraged Non-Voting Common Stock shares.

Shares held by the ESOP were as follows:

	Years Ended March 31,
	2025	2024
	(In thousands)
Allocated shares - Voting Common Stock	733	777
Allocated shares - Non-Voting Common Stock	7,845	7,778

Post Retirement and Post Employment Benefits

We provide a health reimbursement benefit to our eligible U.S. employees and their legal spouses upon retirement from the Company. For retirees between the ages of 62-64 with 35 or more years of full-time service, or ages 65 or higher with 25 or more years of full-time service or who were born in 1960 or earlier and hired in 2005 or earlier with 20 years of full-time service upon retirement to be awarded the health reimbursement benefit. The health reimbursement benefit is capped at a $20,000 lifetime maximum per covered person. Reimbursements are for amounts requested that are paid out of pocket after Medicare and any other medical policies in force.

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

The components of net periodic post retirement benefit cost were as follows:

	Years Ended March 31,
	2025	2024	2023
	(In thousands)
Service cost for benefits earned during the period	$982	$1,188	$1,326
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	1,499	1,469	1,148
Other components	(11)	(11)	68
Total other components of net periodic benefit costs	1,488	1,458	1,216
Net periodic postretirement benefit cost	$2,470	$2,646	$2,542

The fiscal 2025 and fiscal 2024 post retirement benefit liability included the following components:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended March 31,
	2025	2024
	(In thousands)
Beginning of year	$28,326	$28,770
Service cost for benefits earned during the period	982	1,188
Interest cost on accumulated post retirement benefit	1,499	1,469
Net benefit payments and expense	(1,327)	(1,240)
Actuarial gain	(496)	(1,861)
Prior service credit	(1,579)	—
Accumulated postretirement benefit obligation	27,405	28,326

Current liabilities	1,790	1,741
Non-current liabilities	25,614	26,585

Total post retirement benefit liability recognized in statement of financial position	27,404	28,326
Components included in accumulated other comprehensive income (loss):
Unrecognized net loss	3,449	1,385
Cumulative net periodic benefit cost (in excess of employer contribution)	$30,853	$29,711

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2025	2024	2023
	(In percentages)
Accumulated postretirement benefit obligation	5.45%	5.34%	5.08%

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Net periodic post retirement benefit cost above includes the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2025 was 5.8% in the initial year and was projected to decline annually to an ultimate rate of 4.0% in fiscal 2047. The assumed health care cost trend rate used to measure the accumulated post retirement benefit obligation as of the end of fiscal 2024 (and used to measure the fiscal 2025 net periodic benefit cost) was 5.9% in the initial year and was projected to decline annually to an ultimate rate of 4.0% in fiscal 2047.

Post-employment benefits provided by us, other than upon retirement, are not material.

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2026	$1,789
2027	2,010
2028	2,211
2029	2,387
2030	2,596
2031 Through 2035	13,158
Total	$24,151

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of March 31, 2025 and March 31, 2024, that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of March 31, 2025	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets
Fixed maturities - available for sale	$2,479,498	$—	$2,479,498	$—
Preferred stock	22,136	22,136	—	—
Common stock	43,413	43,413	—	—
Derivatives	13,200	8,819	4,381	—
Total	$2,558,247	$74,368	$2,483,879	$—

Liabilities
Derivatives	$777	$—	$777	$—
Embedded derivatives	8,693	—	—	8,693
Market risk benefits	13,432	—	—	13,432
Total	$22,902	$—	$777	$22,125

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2024	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Fixed maturities - available for sale	$2,442,504	$—	$2,442,446	$58
Preferred stock	21,260	21,260	—	—
Common stock	45,014	45,014	—	—
Derivatives	18,930	10,538	8,392	—
Total	$2,527,708	$76,812	$2,450,838	$58

Liabilities
Embedded derivatives	$9,300	$—	$—	$9,300
Market risk benefits	13,400	—	—	13,400
Total	$22,700	$—	$—	$22,700

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented below are reported at carrying value on the consolidated balance sheets.

Cash equivalents were $700.0 million and $1,173.6 million as of March 31, 2025 and March 31, 2024, respectively. Fair values of cash equivalents approximate carrying value due to the short period of time to maturity.

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

The carrying and fair value of interest sensitive contract liabilities below includes fixed indexed and traditional fixed annuities without mortality or morbidity risks, funding agreements and payout annuities without life contingencies. The embedded derivatives within fixed indexed annuities without mortality or morbidity risks are excluded, as they are carried at fair value. The valuation of the investment contracts is based on discounted cash flow methodologies using significant unobservable inputs. The estimated fair value is determined using currently credited market interest rates.

Other investments are substantially current or bear reasonable interest rates. As a result, the carrying values of these financial instruments approximate fair value.

The following tables represent our financial instruments not carried at fair value on the consolidated balance sheets and corresponding placement in the fair value hierarchy.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Hierarchy
	Carrying				Total
As of March 31, 2025	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Trade receivables, net	$195,710	$—	$—	$195,710	$195,710
Mortgage loans, net	657,567	—	—	639,162	639,162
Other investments	11,868	—	—	11,868	11,868
Total	$865,145	$—	$—	$846,740	$846,740

Liabilities
Notes, loans and finance leases payable	$7,229,341	$—	$6,703,510	$—	$6,703,510
Liabilities from investment contracts	2,502,729	—	—	2,436,537	2,436,537
Total	$9,732,070	$—	$6,703,510	$2,436,537	$9,140,047

	Fair Value Hierarchy
As of March 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Trade receivables, net	$177,602	$—	$—	$177,602	$177,602
Mortgage loans, net	604,481	—	—	579,767	579,767
Other investments	18,917	—	—	18,917	18,917
Total	$801,000	$—	$—	$776,286	$776,286

Liabilities
Notes, loans and finance leases payable	$6,304,038	—	$5,850,346	$—	$5,850,346
Liabilities from investment contracts	2,402,052	—	—	2,280,796	2,280,796
Total	$8,706,090	$—	$5,850,346	$2,280,796	$8,131,142

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

The following table shows the components of our ROU assets, net:

	As of March 31, 2025
	Finance	Operating	Total
	(In thousands)

Buildings and improvements	$—	$71,330	$71,330
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	58,071	—	58,071
Rental trucks	309,475	—	309,475
Right-of-use assets, gross	367,607	71,330	438,937
Less: Accumulated depreciation	(228,909)	(25,305)	(254,214)
Right-of-use assets, net	$138,698	$46,025	$184,723

	As of March 31, 2024
	Finance	Operating	Total
	(In thousands)

Buildings and improvements	$—	$79,317	$79,317
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	114,607	—	114,607
Rental trucks	607,521	—	607,521
Right-of-use assets, gross	722,189	79,317	801,506
Less: Accumulated depreciation	(432,884)	(25,605)	(458,489)
Right-of-use assets, net	$289,305	$53,712	$343,017

As of March 31, 2025 and 2024, we had finance lease liabilities for the ROU assets, net of $44.3 million and $117.6 million, respectively, included in notes, loans and finance leases payable, net.

	Financing leases
	March 31,
	2025	2024
Weighted average remaining lease term (years)	0.6	1
Weighted average discount rate	4.4%	4.1%

	Operating leases
	March 31,
	2025	2024
Weighted average remaining lease term (years)	24.1	21.9
Weighted average discount rate	4.6%	4.6%

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For fiscal years 2025, 2024 and 2023, cash paid for leases included in our operating cash flow activities were $20.8 million, $33.8 million and $32.1 million, respectively, and our financing cash flow activities were $73.3 million, $105.6 million and $124.2 million, respectively. Non-cash activities of ROU assets in exchange for lease liabilities were $3.2 million, $48.8 million and $9.5 million for fiscal years 2025, 2024 and 2023, respectively.

The components of lease costs, including leases of less than 12 months, were as follows:

	Twelve Months Ended March 31,
	2025	2024
	(In thousands)

Operating lease costs	$22,907	$34,609

Finance lease cost:
Amortization of right-of-use assets	$29,014	$55,085
Interest on lease liabilities	3,666	6,990
Total finance lease cost	$32,680	$62,075

The short-term lease costs for fiscal years 2025 and 2024 were not material.

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
Year ending March 31,	(In thousands)

2026	$45,531	$10,586
2027	—	8,171
2028	—	6,805
2029	—	5,220
2030	—	3,949
Thereafter	—	57,276
Total lease payments	45,531	92,007
Less: imputed interest	(1,193)	(45,034)
Present value of lease liabilities	$44,338	$46,973

Note 19. Contingencies

Cybersecurity Incident

On September 9, 2022, we announced that the Company was made aware of a data security incident involving U-Haul's information technology network. U-Haul detected two unique passwords were compromised and used to access U-Haul customers' information. U-Haul took immediate steps to contain the incident and promptly enhanced its security measures to prevent any further unauthorized access. U-Haul retained cybersecurity experts and incident response counsel to investigate the incident and implement additional security safeguards. The investigation determined that between November 5, 2021 and April 8, 2022, the threat actor accessed customer contracts containing customers’ names, dates of birth, and driver’s license or state identification numbers. None of U-Haul’s financial, payment processing or email systems were involved. U-Haul has notified impacted customers and relevant governmental authorities.

Several class action lawsuits related to the incident were filed against U-Haul, which were consolidated into one action in the U.S. District Court for the District of Arizona (the "Court"). On October 27, 2023, the Court dismissed with prejudice all claims, except those brought under the California Consumer Privacy Act. The parties settled all remaining claims for $5.1 million pursuant to a settlement agreement approved by order of the Court on October 25, 2024. The full amount of $5.1

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million is covered by insurance and has been paid by the insurer into trust for disbursement in accordance with the terms of the settlement agreement.

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

Other

We are named as a defendant in various other litigation and claims arising out of the normal course of business. In management’s opinion, none of such other litigation and claims will have a material effect on our financial position and results of operations.

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

Related Party Revenues

	Years Ended March 31,
	2025	2024	2023
	(In thousands)
U-Haul management fee revenue from Blackwater	$29,903	$29,702	$29,825
U-Haul management fee revenue from Mercury	6,908	7,302	7,248
	$36,811	$37,004	$37,073

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $37.1 million, $37.2 million and $37.0 million from the above-mentioned entities during fiscal 2025, 2024 and 2023, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefiting Edward J. Shoen and James P. Shoen or their descendants.

During the fourth quarter of fiscal 2024, Mercury exercised their option to purchase 78 U-Haul branded self-storage locations from W.P. Carey. The self-storage component of these properties was previously leased by Mercury from W.P. Carey and managed by U-Haul, while the non-self-storage portions of these properties were leased by U-Haul. Post acquisition, Mercury now owns all of these properties and U-Haul acts as property manager.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were several changes recognized in fiscal 2025 that will continue going forward as a result of this transaction. Self-moving and self-storage products and service sales along with the associated cost of product goods sold previously recognized by U-Haul will now be with Mercury. Self-moving equipment rental revenue and U-Box related revenue will remain unchanged; however, Mercury will earn standard commissions for the transactions at these locations. Certain operating expenses at these locations that were formerly the responsibility of U-Haul will now be reimbursed by Mercury. The net effect of all of these changes is not expected to result in a material change to operating earnings over the course of the fiscal year.

From an operational standpoint our customers will not recognize any changes to the services they receive from these locations.

Related Party Costs and Expenses

	Years Ended March 31,
	2025	2024	2023
	(In thousands)
U-Haul lease expenses to Blackwater	$2,416	$2,416	$2,416
U-Haul printing expenses to Blackwater	4,624	3,681	—
U-Haul commission expenses to Blackwater	83,685	82,095	88,067
U-Haul lease expenses to Mercury	152	25	—
U-Haul commission expenses to Mercury	22,530	1,893	—
	$113,407	$90,110	$90,483

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

As of March 31, 2025, subsidiaries of Blackwater acted as U-Haul independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater and Mercury, excluding Dealer Agreements, provided revenues of $36.8 million, $29.7 million and $29.8 million, expenses of $7.2 million, $2.4 million and $2.4 million and cash flows of $34.5 million, $27.3 million and $27.4 million during fiscal 2025, 2024 and 2023, respectively. Revenues were $512.8 million, $384.5 million and $418.9 million and commission expenses were $106.2 million, $82.1 million and $88.1 million, respectively, related to Dealer Agreements for fiscal 2025, 2024 and 2023.

In November 2024, Real Estate purchased a property from Property and Casualty Insurance for $4.6 million.

We determined that we do not have a variable interest pursuant to the VIE model under ASC 810 in the holding entities of Blackwater or in Mercury.

Related Party Assets

	March 31,
	2025	2024
	(In thousands)
U-Haul receivable from Blackwater	$28,442	$31,950
U-Haul receivable from Mercury	12,517	24,536
Other (a)	4,044	1,448
	$45,003	$57,934

(a)
Timing differences for intercompany balances with insurance subsidiaries resulting from the three-month difference in reporting periods.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Reportable Segment Information

Our Chief Executive Officer serves as our chief operating decision-maker ("CODM"). The CODM uses net earnings available to common stockholders for each reportable segment in the annual budgeting and monthly forecasting process and as a basis for making decisions about allocating capital and other resources to each segment.

U-Haul Holding Company has identified three reportable segments, which are consistent with its operating segments and are organized based primarily on the nature of services provided, as follows:

•
Moving and Storage operations consist of the rental of trucks and trailers, sales of moving supplies, sales of towing accessories, sales of propane, and the rental of fixed and portable moving and storage units to the "do-it-yourself" mover and management of self-storage properties owned by others. Operations are conducted under the registered trade name U-Haul throughout the United States and Canada.

•
Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove, Safetow, Safemove Plus, Safestor and Safehaul protection packages to U-Haul customers.

•
Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

The amounts presented in the following tables represent gross amounts at each segment before the elimination column. Intersegment revenues are not presented as they are immaterial.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the year ended March 31, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues	$5,492,774	$125,164	$221,869	$(11,142)	(b,c)	$5,828,665

Costs and expenses:
Personnel expenses	1,191,084	—	—	—		1,191,084
Equipment maintenance and repair expenses	785,592	—	—	—		785,592
Other operating expenses	278,450	—	—	—		278,450
Other segment items	953,514	47,729	26,331	(7,229)	(b,c)	1,020,345
Operating expenses	3,208,640	47,729	26,331	(7,229)		3,275,471

Commission expenses	407,368	—	—	—		407,368
Cost of product sales	234,145	—	—	—		234,145
Benefits and losses	—	22,313	160,436	—		182,749
Amortization of deferred policy acquisition costs	—	—	18,333	—		18,333
Lease expense	22,907	377	127	(2,908)	(b)	20,503
Depreciation, net of (gains) losses on disposal	958,184	—	—	—		958,184
Net (gains) losses on disposal of real estate	15,758	—	—	—		15,758
Total costs and expenses	4,847,002	70,419	205,227	(10,137)		5,112,511

Earnings from operations before equity in earnings of subsidiaries	645,772	54,745	16,642	(1,005)		716,154

Equity in earnings of subsidiaries	55,280	—	—	(55,280)	(d)	—

Earnings from operations	701,052	54,745	16,642	(56,285)		716,154
Other components of net periodic benefit costs	(1,488)	—	—	—		(1,488)
Other interest income	59,489	—	—	(432)	(b)	59,057
Interest expense	(296,721)	—	(432)	1,437	(b)	(295,716)
Fees on early extinguishment of debt and costs of defeasance	(495)	—	—	—		(495)
Pretax earnings	461,837	54,745	16,210	(55,280)		477,512
Income tax expense	(94,747)	(11,693)	(3,982)	—		(110,422)
Net earnings available to common stockholders	$367,090	$43,052	$12,228	$(55,280)		$367,090

(a) Balances for the year ended December 31, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the year ended March 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues	$5,294,928	$123,085	$219,202	$(11,541)	(b,c)	$5,625,674

Costs and expenses:
Personnel expenses	1,134,334	—	—	—		1,134,334
Equipment maintenance and repair expenses	828,725	—	—	—		828,725
Other operating expenses	213,423	—	—	—		213,423
Other segment items	890,210	48,332	19,594	(8,147)	(b,c)	949,989
Operating expenses	3,066,692	48,332	19,594	(8,147)		3,126,471

Commission expenses	384,079	—	—	—		384,079
Cost of product sales	241,563	—	—	—		241,563
Benefits and losses	—	11,878	155,157	—		167,035
Amortization of deferred policy acquisition costs	—	—	24,238	—		24,238
Lease expense	34,609	366	61	(2,382)	(b)	32,654
Depreciation, net of (gains) losses on disposal	663,931	—	—	—		663,931
Net (gains) losses on disposal of real estate	7,914	—	—	—		7,914
Total costs and expenses	4,398,788	60,576	199,050	(10,529)		4,647,885

Earnings from operations before equity in earnings of subsidiaries	896,140	62,509	20,152	(1,012)		977,789

Equity in earnings of subsidiaries	65,109	—	—	(65,109)	(d)	—

Earnings from operations	961,249	62,509	20,152	(66,121)		977,789
Other components of net periodic benefit costs	(1,458)	—	—	—		(1,458)
Other interest income	120,501	—	—	(480)	(b)	120,021
Interest expense	(257,187)	—	(480)	1,492	(b)	(256,175)
Pretax earnings	823,105	62,509	19,672	(65,109)		840,177
Income tax expense	(194,398)	(12,931)	(4,141)	—		(211,470)
Net earnings available to common stockholders	$628,707	$49,578	$15,531	$(65,109)		$628,707

(a) Balances for the year ended December 31, 2023
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the year ended March 31, 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues	$5,567,714	$103,512	$206,100	$(12,635)	(b,c)	$5,864,691

Costs and expenses:
Personnel expenses	1,084,220	—	—	—		1,084,220
Equipment maintenance and repair expenses	795,758	—	—	—		795,758
Other operating expenses	196,522	—	—	—		196,522
Other segment items	890,482	45,035	21,115	(8,585)	(b,c)	948,047
Operating expenses	2,966,982	45,035	21,115	(8,585)		3,024,547

Commission expenses	416,315	—	—	—		416,315
Cost of product sales	263,026	—	—	—		263,026
Benefits and losses	—	21,535	142,544	—		164,079
Amortization of deferred policy acquisition costs	—	—	27,924	—		27,924
Lease expense	32,878	372	108	(2,529)	(b)	30,829
Depreciation, net of (gains) losses on disposal	486,795	—	—	—		486,795
Net (gains) losses on disposal of real estate	5,596	—	—	—		5,596
Total costs and expenses	4,171,592	66,942	191,691	(11,114)		4,419,111

Earnings from operations before equity in earnings of subsidiaries	1,396,122	36,570	14,409	(1,521)		1,445,580

Equity in earnings of subsidiaries	41,201	—	—	(41,201)	(d)	—

Earnings from operations	1,437,323	36,570	14,409	(42,722)		1,445,580
Other components of net periodic benefit costs	(1,216)	—	—	—		(1,216)
Other interest income	(224,999)	—	(480)	1,521	(b)	(223,958)
Fees on early extinguishment of debt and costs of defeasance	(1,009)	—	—	—		(1,009)
Pretax earnings	1,210,099	36,570	13,929	(41,201)		1,219,397
Income tax expense	(285,627)	(6,815)	(2,483)	—		(294,925)
Net earnings available to common stockholders	$924,472	$29,755	$11,446	$(41,201)		$924,472

(a) Balances for the year ended December 31, 2022
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant segment expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Other segment items for the reportable segments consist of insurance related expenses and obligations.

Gross capital expenditures by reportable segment as of March 31, 2025, 2024 and 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated

	(In thousands)

Gross capital expenditures as of March 31, 2025	$3,457,124	$-	$-	$(4,643)	$3,452,481
Gross capital expenditures as of March 31, 2024	$2,992,898	$-	$-	$-	$2,992,898
Gross capital expenditures as of March 31, 2023	$2,726,967	$-	$-	$(3,066)	$2,723,901

Total assets by reportable segment as of March 31, 2025, 2024 and 2023 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated

	(In thousands)

Total assets as of March 31, 2025	$17,522,952	$535,032	$3,066,907	$(645,721)	$20,479,170
Total assets as of March 31, 2024	$16,149,748	$501,566	$2,990,903	$(583,459)	$19,058,758
Total assets as of March 31, 2023	$15,211,493	$459,897	$2,891,574	$(462,230)	$18,100,734

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Financial Information by Geographic Area

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2025
Total revenues	$5,530,009	$298,656	$5,828,665
Depreciation and amortization, net of gains on disposal	956,858	35,417	992,275
Interest expense	293,712	2,004	295,716
Pretax earnings	468,152	9,360	477,512
Income tax expense	107,314	3,108	110,422
Identifiable assets	19,564,233	914,937	20,479,170

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2024
Total revenues	$5,337,502	$288,172	$5,625,674
Depreciation and amortization, net of gains on disposal	690,429	5,654	696,083
Interest expense	253,388	2,787	256,175
Pretax earnings	816,238	23,939	840,177
Income tax expense	206,154	5,316	211,470
Identifiable assets	18,256,637	802,121	19,058,758

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2023
Total revenues	$5,570,264	$294,427	$5,864,691
Depreciation and amortization, net of gains on disposal	514,043	6,272	520,315
Interest expense	221,008	2,950	223,958
Pretax earnings	1,179,738	39,659	1,219,397
Income tax expense	285,724	9,201	294,925
Identifiable assets	17,429,101	671,633	18,100,734

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

We entered into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities for both fiscal 2025 and 2024.

Sales of self-moving and self-storage related products are recognized at the time that title passes and the customer accepts delivery. The performance obligations identified for this portfolio of contracts include moving and storage product

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other revenue consists of various other services or rentals, of which U-Box contracts and service fees from Moving Help are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box portable moving and storage units to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 842, while the shipping obligation represents a contract with a customer accounted for under Topic 606. Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help services fees are recognized in accordance with Topic 606. Moving Help services are generated as we provide a neutral venue consisting of access to a marketplace for the connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer. Operating lease income recognized under Topic 842 within other revenue was $130.1 and $119.7 million for the years ended March 31, 2025 and 2024, respectively.

Deferred income primarily relates to payments received from customers prior to satisfaction of our performance obligations. Of the $51.2 million and $52.3 million recorded as unearned revenues as of March 31, 2024 and 2023, $49.6 million and $51.2 million, respectively was recognized as revenue for the years ended March 31, 2025 and 2024, respectively.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ended March 31,
	2026	2027	2028	2029	2030	Thereafter

	(In thousands)

Self-moving equipment rental revenues	$5,029	$—	$—	$—	$—	$—
Property lease revenues	22,346	14,248	10,162	7,148	5,279	26,688
Total	$27,375	$14,248	$10,162	$7,148	$5,279	$26,688

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

In the following tables, the revenue is disaggregated by timing of revenue recognition:

	Years Ended March 31,
	2025	2024	2023

	(In thousands)

Revenues recognized over time	$344,401	$312,659	$320,822
Revenues recognized at a point in time	390,592	401,743	425,584
Total revenues recognized under ASC 606	$734,993	$714,402	$746,406

Revenues recognized under ASC 842	$4,753,584	$4,575,486	$4,744,746
Insurance premium revenues recognized under ASC 944	188,114	189,318	196,860
Net investment and interest income recognized under other topics	151,974	146,468	176,679
Total revenues	$5,828,665	$5,625,674	$5,864,691

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no delinquent commercial mortgage loans as of March 31, 2025 and March 31, 2024. As of March 31, 2025 and March 31, 2024, the Company had no commercial mortgage loans in non-accrual status. The Company had no unfunded commitment balance to commercial loan borrowers as of March 31, 2025.

Reinsurance Recoverables

Reinsurance recoverable on paid and unpaid benefits was less than 1% of the total assets as of March 31, 2025 which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium Receivables

Premiums receivables were $4.1 million and $1.1 million as of March 31, 2025 and 2024, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder doesn‘t pay premiums.

The following table details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Fixed Maturity Securities	Investments, other	Total

		(In thousands)
Balance as of March 31, 2023	$3,789	$2,101	$517	$6,407
Provision for (reversal of) credit losses	2,447	(1,049)	300	1,698
Write-offs against allowance	—	—	—	—
Recoveries	—	—	—	—
Balance as of March 31, 2024	$6,236	$1,052	$817	$8,105
Provision for (reversal of) credit losses	10,534	2,052	(369)	12,217
Write-offs against allowance	(11,688)	—	—	(11,688)
Recoveries	—	—	—	—
Balance as of March 31, 2025	$5,082	$3,104	$448	$8,634

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25. Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended March 31, 2025
Life insurance in force	$857,756	$47	$246,552	$1,104,261	22%
Premiums earned:
Life	$46,038	$—	$4,519	$50,557	9%
Accident and health	32,239	84	590	32,745	2%
Annuity	254	—	151	405	37%
Property and casualty	98,900	—	—	98,900	—%
Total	$177,431	$84	$5,260	$182,607

Year ended March 31, 2024
Life insurance in force	$909,894	$48	$278,445	$1,188,291	23%
Premiums earned:
Life	$49,184	$1	$4,183	$53,366	8%
Accident and health	35,324	95	844	36,073	2%
Annuity	157	—	149	306	49%
Property and casualty	94,802	—	—	94,802	—%
Total	$179,467	$96	$5,176	$184,547

Year ended March 31, 2023
Life insurance in force	$970,454	$48	$304,891	$1,275,297	24%
Premiums earned:
Life	$52,298	$1	$4,181	$56,478	7%
Accident and health	41,354	152	983	42,185	2%
Annuity	80	—	406	486	84%
Property and casualty	96,242	—	—	96,242	—%
Total	$189,974	$153	$5,570	$195,391

(a)
Balances are reported net of inter-segment transactions.

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	March 31,
	2025	2024
	(In thousands)
Unpaid losses and loss adjustment expense	$125,605	$131,192
Reinsurance losses payable	1,247	1,287
Total	$126,852	$132,479

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

	March 31,
	2025	2024	2023
	(In thousands)
Balance at January 1	$131,192	$151,874	$159,162
Less: reinsurance recoverable	36,188	41,329	47,394
Net balance at January 1	95,004	110,545	111,768
Incurred related to:
Current year	30,293	25,396	27,570
Prior years	(7,663)	(13,153)	(5,828)
Total incurred	22,630	12,243	21,742
Paid related to:
Current year	10,221	9,414	10,572
Prior years	14,177	18,369	12,393
Total paid	24,398	27,783	22,965
Net balance at December 31	93,236	95,004	110,545
Plus: reinsurance recoverable	32,369	36,188	41,329
Balance at December 31	$125,605	$131,192	$151,874

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $32.4 million, $36.2 million and $41.3 million for fiscal 2025, 2024 and 2023, respectively) decreased by $5.6 million, $20.7 million and $7.3 million for fiscal 2025, 2024 and 2023, respectively. The prior period favorable development for fiscal 2025 was driven primarily by excess workers’ compensation claims, supplemental liability claims and commercial automobile claims. The prior period favorable development for fiscal 2024 and 2023 were driven primarily by excess workers’ compensation claims. These changes are a result of ongoing analysis of claims emergence patterns and loss trends.

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information about property and casualty incurred and paid loss and loss adjustment expense development for fiscal 2019 through 2025 and the average annual percentage payout of incurred claims by age as of fiscal 2025, is presented as supplementary information. Claims data for fiscal 2019 through 2024 is unaudited. Claims data for fiscal 2025 is audited.

Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
								As of
								March 31, 2025
								Total of
								Incurred-but-
								Not-Reported
								Liabilities Plus
								Expected	Cumulative
								Development	Number of
Accident								on Reported	Reported
Year	2019	2020	2021	2022	2023	2024	2025	Claims	Claims
	(In thousands, except claim counts)
2019	19,580	18,386	18,027	17,157	16,819	16,856	16,885	—	12,221
2020		22,138	26,316	27,316	27,831	27,793	25,766	481	12,042
2021			20,671	17,485	17,107	14,561	14,005	—	11,556
2022				28,982	25,337	24,484	22,404	2,000	14,200
2023					27,570	28,436	27,698	3,540	13,176
2024						25,396	25,611	5,912	14,073
2025							30,293	9,993	12,816
							Total	21,926

The following table presents paid claims development as of fiscal 2025 net of reinsurance. Claims data for fiscal 2019 through 2024 is unaudited. Claims data for fiscal 2025 is audited.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

Accident
Year	2019	2020	2021	2022	2023	2024	2025
2019	8,838	12,689	15,150	16,766	16,809	16,851	16,885
2020		7,366	14,737	19,215	21,598	25,122	25,239
2021			7,665	11,114	12,521	13,510	14,005
2022				11,040	14,831	16,829	18,550
2023					10,572	18,444	22,266
2024						9,414	14,336
2025							10,222
						Total	121,503
	All outstanding liabilities before 2019, net of reinsurance						52,077
	Liabilities for claims and claim adjustment expenses, net of reinsurance						93,236

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the net incurred and paid claims development tables for the liability for claims and claims adjustment expenses is as follows:

March 31, 2025
(In thousands)
Liabilities for unpaid Property and Casualty claims
and claim adjustment expenses, net of reinsurance	$93,236

Total reinsurance recoverable on unpaid
Property and Casualty claims	$32,369

Total gross liability for unpaid Property and Casualty
claims and claim adjustment expense	$125,605

The following is supplementary information about average historical claims duration as of March 31, 2025. The following is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age, net of Reinsurance
	(In percentages)
Years	1	2	3	4	5	6	7
Property and Casualty Insurance	41.9%	23.4%	12.9%	8.4%	5.8%	0.4%	0.2%

Note 26. Deferred Policy Acquisition Costs, Net

The following tables present a roll-forward of deferred policy acquisition costs related to long-duration contracts for the periods ended March 31, 2025 and 2024.

	Year Ended March 31, 2025
	Deferred Annuities	Life Insurance	Health Insurance	Total

	(In thousands)
Balance, beginning of year	$54,748	$62,425	$4,051	$121,224
Capitalization	15,033	3,689	116	18,838
Amortization expense	(9,301)	(8,128)	(904)	(18,333)
Balance, end of period	$60,480	$57,986	$3,263	$121,729

	Year Ended March 31, 2024
	Deferred Annuities	Life Insurance	Health Insurance	Total

	(In thousands)
Balance, beginning of year	$55,396	$66,954	$6,113	$128,463
Capitalization	12,753	4,030	216	16,999
Amortization expense	(13,401)	(8,559)	(2,278)	(24,238)
Balance, end of period	$54,748	$62,425	$4,051	$121,224

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 27. Life Insurance Liabilities

The following tables summarize balances and changes in the liability for future policy benefits for life insurance contracts and a reconciliation to policy benefits and losses, claims and loss expenses payable.

	Year Ended March 31,
	2025	2024

	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$205,389	$223,118
Beginning balance at original discount rate	$204,306	$225,071
Effect of changes in cash flow assumptions	(1,761)	—
Effect of actual variances from expected experience	(483)	(932)
Adjusted beginning of year balance	$202,062	$224,139
Issuances	9,278	8,491
Interest accrual	10,022	11,185
Net premium collected	(35,854)	(39,509)
Other	—	—
Ending balance at original discount rate	$185,508	$204,306
Effect of changes in discount rate assumptions (AOCI)	(2,850)	1,083
Balance, end of period	$182,658	$205,389

Present value of expected future policy benefits

Balance, beginning of year	$522,122	$530,984
Beginning balance at original discount rate	$514,113	$533,689
Effect of changes in cash flow assumptions	(2,697)	—
Effect of actual variances from expected experiences	(1,847)	(2,483)
Adjusted beginning of year balance	$509,569	$531,206
Issuances	9,278	8,513
Interest accrual	25,275	26,507
Benefit payments	(53,147)	(52,113)
Other	—	—
Ending balance at original discount rate	$490,975	$514,113
Effect of changes in discount rate assumptions (AOCI)	(8,170)	8,009
Balance, end of period	$482,805	$522,122
End of period, LFPB net	300,147	316,733
Payout annuities and market risk benefits	24,523	31,337
Health insurance	10,071	12,201
Life and annuity claims in course of settlement and claims incurred but not yet reported / Reinsurance losses payable	25,426	27,432
Life DPL / Other life and health	8,686	9,208
LFPB flooring effect	61	7
Life Insurance end of period balance	368,914	396,918
Moving and Storage balance	361,755	319,716
Property and Casualty Insurance balance	126,852	132,479
Policy benefit and losses, claims and loss expense balance, end of period	857,521	849,113

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

	Year Ended March 31,
	2025	2024

	(In thousands, except for percentages and weighted average information)
Expected gross premiums
Undiscounted balance	$341,117	$367,640
Discounted balance at original discount rate	$264,878	$285,087
Discounted balance at current discount rate	$260,455	$286,295

Expected policy benefits
Undiscounted balance	$704,682	$742,927
Discounted balance at original discount rate	$490,975	$514,112
Discounted balance at current discount rate	$482,805	$522,121

Mortality, lapses and morbidity
Mortality actual experience	4.83%	4.49%
Mortality expected experience	5.40%	5.06%
Lapses actual experience	2.28%	2.10%
Lapses expected experience	2.70%	2.63%

Premiums and interest expense
Gross premiums (1)	$49,429	$52,909
Interest expense (2)	$15,253	$15,322

Expected duration (persistency) of policies in-force (years)	6.7	6.8
Weighted average original interest rate of the liability for future policy benefits	4.96%	4.99%
Weighted average current interest rate of the liability for future policy benefits	4.99%	5.03%

(1) Gross premiums are related to life insurance and are included in Life insurance premiums.
(2) Interest expense is included in Policy benefits and losses, claims and loss expenses payable.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances and changes in Liabilities from investment contracts account balances:

Year Ended March 31, 2025

(In thousands, except for the average credited rate)
Beginning of year	$2,411,352
Deposits received	496,603
Surrenders and withdrawals	(446,951)
Benefit payments	(40,915)
Interest credited	84,920
Other	6,413
End of period	$2,511,422
Weighted average credited rate	3.45
Cash surrender value	$2,164,100

Year Ended March 31, 2024

(In thousands, except for the average credited rate)
Beginning of year	$2,398,884
Deposits received	360,124
Surrenders and withdrawals	(379,099)
Benefit payments	(39,990)
Interest credited	71,433
Other	—
End of period	$2,411,352
Weighted average credited rate	3.03
Cash surrender value	$2,104,617

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 28. Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the States of Arizona, Nevada, Texas and Oklahoma require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Statutory net income and statutory capital and surplus for the years ended are listed below:

	Years Ended March 31,
	2025	2024	2023
	(In thousands)
Repwest:
Statutory net income (loss)	$43,247	$43,028	$34,963
Statutory capital and surplus	383,088	342,026	294,515
ARCOA:
Statutory net income (loss)	1,727	1,891	2,319
Statutory capital and surplus	18,094	16,063	13,340
Oxford:
Statutory net income (loss)	759	212	(771)
Statutory capital and surplus	235,319	247,039	227,667
CFLIC:
Statutory net income (loss)	3,854	2,050	3,637
Statutory capital and surplus	23,975	22,478	20,591
NAI:
Statutory net income (loss)	—	887	1,017
Statutory capital and surplus	—	9,775	8,906

The amount of dividends that can be paid to shareholders by Oxford and Repwest which are domiciled in the State of Arizona is limited. There are restrictions on the ability of our insurance subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. Their ordinary dividends are limited to the lower of 10% of prior year statutory surplus or prior year net income. Any extraordinary dividend, loans or advances to us from the insurance subsidiaries must be approved by the domiciliary insurance commissioner. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest as of March 31, 2025 that could be distributed as ordinary dividends in fiscal 2026 is $38.3 million. The statutory surplus for Oxford as of March 31, 2025 that could be distributed as ordinary dividends in fiscal 2026 is $0.8 million. Repwest did not pay a dividend to U-Haul Holding Company in fiscal 2025, 2024 or 2023. Oxford did not pay a dividend to U-Haul Holding Company in fiscal 2025, 2024 or 2023. Restricted net assets for Property and Casualty Insurance and Life Insurance were $230.1 million and $101.2 million as of March 31, 2025 and 2024, respectively.

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

SCHEDULE II

U-Haul Holding Company AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2025	(In thousands)
Allowance for LIFO
(deducted from inventory)	$46,331	$1,598	$—	$—	$47,929

Year ended March 31, 2024
Allowance for LIFO
(deducted from inventory)	$47,065	$—	$—	$(734)	$46,331

Year ended March 31, 2023
Allowance for obsolescence
(deducted from inventory)	$1,080	$—	$—	$(151)	$929
Allowance for LIFO
(deducted from inventory)	$37,400	$9,665	$—	$—	$47,065

Draft 5/23/25

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE V

U-Haul Holding Company AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended March 31, 2025, 2024, AND 2023

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2025	Consolidated property casualty entity	$—	$125,605	$—	(50)	$101,953	$19,361	$30,293	$(7,663)	$—	$24,398	$101,903
2024	Consolidated property casualty entity	—	131,192	—	158	97,927	25,158	25,396	(13,153)	—	27,783	98,085
2023	Consolidated property casualty entity	—	151,874	—	(97)	96,242	7,314	27,570	(5,828)	—	22,965	96,145

(1)
There were $3.1 million, $3.2 million and $2.9 million in written premiums and $3.0 million, $3.1 million and $3.0 million in earned premiums for the years ended March 31, 2025, 2024 and 2023, respectively.
(2)
Net Investment Income excludes net realized (gains) losses on investments of ($4.1) million, $0.0 million and $0.1 million for the years ended March 31, 2025, 2024 and 2023, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-Haul Holding Company

Date: May 28, 2025	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: May 28, 2025	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: May 28, 2025	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Signature	Title	Date
/s/ Edward J. Shoen	President and Chairman of the Board	May 28, 2025
Edward J. Shoen
/s/ Jason A. Berg	Chief Financial Officer	May 28, 2025
Jason A. Berg
/s/ Maria L. Bell	Chief Accounting Officer	May 28, 2025
Maria L. Bell
/s/ James E. Acridge	Director	May 28, 2025
James E. Acridge
/s/ John P. Brogan	Director	May 28, 2025
John P. Brogan
/s/ James J. Grogan	Director	May 28, 2025
James J. Grogan
/s/ Richard J. Herrera	Director	May 28, 2025
Richard J. Herrera
/s/ Karl A. Schmidt	Director	May 28, 2025
Karl A. Schmidt
/s/ Roberta R. Shank	Director	May 28, 2025
Roberta R. Shank
/s/ Samuel J. Shoen	Director	May 28, 2025
Samuel J. Shoen