Form 10-Q
period 2025-06-30
U-Haul Holding Co /NV/
filed 2025-08-06
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

19,607,788 shares of Common Stock, $0.25 par value, were outstanding as of August 6, 2025.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of August 6, 2025.

Part i Financial information

Item 1. Financial Statements

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED balance sheets

	June 30,	March 31,
	2025	2025
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$877,188	$988,828
Trade receivables and reinsurance recoverables, net	231,002	230,716
Inventories and parts	173,299	163,132
Prepaid expenses	285,540	282,406
Fixed maturity securities available-for-sale (net of allowance for credit loss of $2,443 and $3,104, respectively) at fair value and amortized cost ($2,713,013 and $2,708,562 respectively)	2,521,166	2,479,498
Equity securities, at fair value	65,609	65,549
Investments, other	681,692	678,254
Deferred policy acquisition costs, net	121,621	121,729
Other assets	130,993	126,732
Right of use assets - financing, net	85,661	138,698
Right of use assets - operating, net	44,048	46,025
Related party assets	40,473	45,003

Property, plant and equipment, at cost:
Land	1,835,090	1,812,820
Buildings and improvements	9,885,198	9,628,271
Furniture and equipment	1,055,983	1,047,414
Rental trailers and other rental equipment	1,081,063	1,046,135
Rental trucks	7,910,809	7,470,039
	21,768,143	21,004,679
Less: Accumulated depreciation	(6,178,067)	(5,892,079)
Total property, plant and equipment, net	15,590,076	15,112,600
Total assets	$20,848,368	$20,479,170
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$901,083	$820,900
Notes, loans and finance leases payable, net	7,249,877	7,193,857
Operating lease liabilities	44,918	46,973
Policy benefits and losses, claims and loss expenses payable	871,530	857,521
Liabilities from investment contracts	2,537,848	2,511,422
Other policyholders' funds and liabilities	12,618	7,539
Deferred income	65,179	52,895
Deferred income taxes, net	1,504,547	1,489,920
Total liabilities	13,187,600	12,981,027

Commitments and contingencies (notes 5 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized: Series A preferred stock, with no par value, 6,100,000 shares authorized; 6,100,000 shares issued and none outstanding	—	—
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding	—	—
Serial common stock, with or without par value, 250,000,000 shares authorized: Serial common stock of $0.25 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, with $0.25 par value, 250,000,000 shares authorized: Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700 issued and 19,607,788 outstanding	10,497	10,497
Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized; 176,470,092 shares issued and outstanding	176	176
Additional paid-in capital	462,548	462,548
Accumulated other comprehensive loss	(200,196)	(229,314)
Retained earnings	8,065,393	7,931,886
Cost of common stock in treasury, net (22,377,912 shares)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	7,660,768	7,498,143
Total liabilities and stockholders' equity	$20,848,368	$20,479,170

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$1,058,273	$1,014,332
Self-storage revenues	234,237	215,737
Self-moving and self-storage products and service sales	98,188	96,591
Property management fees	9,582	9,495
Life insurance premiums	19,169	20,740
Property and casualty insurance premiums	21,738	21,229
Net investment and interest income	35,211	37,125
Other revenue	154,072	133,241
Total revenues	1,630,470	1,548,490

Costs and expenses:
Operating expenses	826,749	789,757
Commission expenses	116,737	112,571
Cost of product sales	72,205	66,014
Benefits and losses	45,182	44,006
Amortization of deferred policy acquisition costs	4,917	4,646
Lease expense	4,874	5,605
Depreciation, net of (gains) losses on disposals of $21,933 and ($7,768) respectively	304,009	216,545
Net (gains) losses on disposal of real estate	(1,617)	3,104
Total costs and expenses	1,373,056	1,242,248

Earnings from operations	257,414	306,242
Other components of net periodic benefit costs	(346)	(372)
Other interest income	10,669	18,235
Interest expense	(82,330)	(67,218)
Fees on early extinguishment of debt and costs of defeasance	(26)	(495)
Pretax earnings	185,381	256,392
Income tax expense	(43,050)	(60,975)
Net earnings available to common stockholders	$142,331	$195,417
Basic and diluted earnings per share of Common Stock	$0.68	$0.95
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$0.73	$1.00
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the quarters ended June 30, 2025 and June 30, 2024, net of eliminations, were $9.6 million and $9.5 million, respectively.

Related party costs and expenses for the quarters ended June 30, 2025 and June 30, 2024, net of eliminations, were $32.1 million and $30.6 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter ended June 30, 2025	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income (loss):
Net earnings	$185,381	$(43,050)	$142,331
Other comprehensive income (loss):
Foreign currency translation	2,420	—	2,420
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	34,487	(7,255)	27,232
Change in fair value of cash flow hedges	(6,350)	1,584	(4,766)
Amounts reclassified into earnings on hedging activities	5,642	(1,410)	4,232
Total other comprehensive income (loss)	36,199	(7,081)	29,118

Total comprehensive income (loss)	$221,580	$(50,131)	$171,449

Quarter ended June 30, 2024	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income (loss):
Net earnings	$256,392	$(60,975)	$195,417
Other comprehensive income (loss):
Foreign currency translation	(204)	—	(204)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	(7,465)	2,052	(5,413)
Change in fair value of cash flow hedges	(2,526)	621	(1,905)
Amounts reclassified into earnings on hedging activities	(1,425)	350	(1,075)
Total other comprehensive income (loss)	(11,620)	3,023	(8,597)

Total comprehensive income (loss)	$244,772	$(57,952)	$186,820

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2025	$10,497	$176	$462,548	$(229,314)	$7,931,886	$(525,653)	$(151,997)	$7,498,143
Foreign currency translation	—	—	—	2,420	—	—	—	2,420
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	27,232	—	—	—	27,232
Change in fair value of cash flow hedges, net of tax	—	—	—	(4,766)	—	—	—	(4,766)
Amounts reclassified into earnings on hedging activities	—	—	—	4,232	—	—	—	4,232
Net earnings	—	—	—	—	142,331	—	—	142,331
Series N Non-Voting Common Stock dividends: ($0.05 per share)	—	—	—	—	(8,824)	—	—	(8,824)
Net activity	—	—	—	29,118	133,507	—	—	162,625
Balance as of June 30, 2025	$10,497	$176	$462,548	$(200,196)	$8,065,393	$(525,653)	(151,997)	$7,660,768

Balance as of March 31, 2024	$10,497	$176	$462,548	$(223,216)	$7,600,090	$(525,653)	$(151,997)	$7,172,445
Foreign currency translation	—	—	—	(204)	—	—	—	(204)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	(5,413)	—	—	—	(5,413)
Change in fair value of cash flow hedges, net of tax	—	—	—	(1,905)	—	—	—	(1,905)
Amounts reclassified into earnings on hedging activities	—	—	—	(1,075)	—	—	—	(1,075)
Net earnings	—	—	—	—	195,417	—	—	195,417
Series N Non-Voting Common Stock dividends: ($0.05 per share)	—	—	—	—	(8,824)	—	—	(8,824)
Net activity	—	—	—	(8,597)	186,593	—	—	177,996
Balance as of June 30, 2024	$10,497	$176	$462,548	$(231,813)	$7,786,683	$(525,653)	$(151,997)	$7,350,441

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul holding company AND CONSOLIDATED subsidiaries

consolidatED statements of cash flows

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$142,331	$195,417
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	282,076	224,313
Amortization of premiums and accretion of discounts related to investments, net	4,231	4,253
Amortization of debt issuance costs	1,531	1,550
Interest credited to policyholders	21,022	19,507
Provision for allowance for losses on trade receivables, net	462	2,052
Operating lease right-of-use asset amortization	2,264	2,623
Net (gains) losses on disposals of equipment	21,933	(7,768)
Net (gains) losses on disposal of real estate	(1,617)	3,104
Net (gains) losses on sales of fixed maturity securities	745	2,240
Net (gains) losses on equity securities and investments, other	3,515	(1,326)
Deferred income taxes, net	7,345	22,927
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(635)	(39,401)
Inventories and parts	(10,163)	(6,689)
Prepaid expenses	(2,590)	(2,142)
Deferred policy acquisition costs, net	108	1,418
Other assets	(3,645)	(12,865)
Related party assets	(1,601)	(20,724)
Accounts payable and accrued expenses and operating lease liabilities	99,283	52,770
Policy benefits and losses, claims and loss expenses payable	8,348	2,095
Other policyholders' funds and liabilities	5,079	(12,238)
Deferred income	12,134	11,434
Other liabilities	6,220	11,353
Net cash provided by (used in) operating activities	598,376	453,903

Cash flows from investing activities:
Escrow deposits activity	550	691
Purchases of:
Property, plant and equipment	(916,571)	(963,163)
Fixed maturity securities available-for-sale	(101,170)	(77,777)
Equity securities	(160)	—
Investments, other	(62,137)	(23,430)
Proceeds from sales of:
Property, plant and equipment	166,182	146,672
Fixed maturity securities available-for-sale	91,746	101,568
Equity securities	158	11
Investments, other	57,361	12,110
Net cash (used in) provided by investing activities	(764,041)	(803,318)

Cash flows from financing activities:
Borrowings from credit facilities	349,981	349,233
Principal repayments on credit facilities	(286,581)	(321,670)
Payment of debt issuance costs	(1,286)	(248)
Finance lease payments	(11,359)	(19,260)
Securitization deposits	109	99
Series N Non-Voting Common Stock dividends paid	(8,824)	(8,824)
Investment contract deposits	135,224	76,417
Investment contract withdrawals	(129,820)	(107,185)
Net cash provided by (used in) by financing activities	47,444	(31,438)

Effects of exchange rate on cash	6,581	(530)

Increase (decrease) in cash and cash equivalents	(111,640)	(381,383)
Cash and cash equivalents at the beginning of period	988,828	1,534,544
Cash and cash equivalents at the end of period	$877,188	$1,153,161

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$70,071	$62,835
Interest on derivatives	(647)	(1,453)
Income taxes, net	1,695	3,623
Non-cash activities:
Right-of-use assets in exchange for lease liabilities	324	2,254
Purchase of property, plant and equipment included in accounts payable	84,740	74,248

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

U-Haul Holding Company, a Nevada corporation (“U-Haul Holding Company”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. We believe that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of consolidated financial position or consolidated results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2025 and 2024 correspond to fiscal 2026 and 2025 for U-Haul Holding Company.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars.

The accompanying interim consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with the accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. The year-end consolidated balance sheet data was derived from audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which include all disclosures required by GAAP. Compared to the consolidated annual financial statements, certain footnotes within the accompanying interim consolidated financial statements have been condensed. Therefore, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul® through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

components of the Safemove®, Safetow®, Safemove Plus®, Safestor® and Safehaul® protection packages to U-Haul® customers. The business plan for Property and Casualty Insurance includes offering property and casualty insurance products in other U-Haul®-related programs. ARCOA Risk Retention Group is a group captive insurer owned by us and our wholly owned subsidiaries whose purpose is to provide insurance products related to our moving and storage business.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the quarters ended June 30, 2025 and June 30, 2024 for our Voting Common Stock and Non-Voting Common Stock were as follows:

	For the Quarters Ended
	June 30,
	2025	2024
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$142,331	$195,417
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,824)	(8,824)
Undistributed earnings available to common stockholders	$133,507	$186,593
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$13,351	$18,659

Undistributed earnings per share of Voting Common Stock	$0.68	$0.95
Dividends declared per share of Voting Common Stock	$—	$—
Basic and diluted earnings per share of Voting Common Stock	$0.68	$0.95

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$142,331	$195,417
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,824)	(8,824)
Undistributed earnings available to common stockholders	$133,507	$186,593
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$120,156	$167,934

Undistributed earnings per share of Non-Voting Common Stock	$0.68	$0.95
Dividends declared per share of Non-Voting Common Stock	$0.05	$0.05
Basic and diluted earnings per share of Non-Voting Common Stock	$0.73	$1.00

3. Investments

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $19.7 million and $21.5 million as of June 30, 2025 and March 31, 2025, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale Investments

Available-for-sale investments as of June 30, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$108,199	$252	$(6,629)	$—	$101,822
U.S. government agency mortgage-backed securities	92,874	379	(8,348)	—	84,905
Obligations of states and political subdivisions	135,370	392	(8,259)	—	127,503
Corporate securities	1,759,338	2,657	(133,309)	(2,443)	1,626,243
Mortgage-backed securities	617,232	1,729	(38,268)	—	580,693
	$2,713,013	$5,409	$(194,813)	$(2,443)	$2,521,166

Available-for-sale investments as of March 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$119,289	$206	$(8,353)	$—	$111,142
U.S. government agency mortgage-backed securities	81,909	232	(8,712)	—	73,429
Obligations of states and political subdivisions	137,280	272	(8,808)	—	128,744
Corporate securities	1,807,605	1,623	(155,749)	(3,104)	1,650,375
Mortgage-backed securities	562,479	582	(47,253)	—	515,808
	$2,708,562	$2,915	$(228,875)	$(3,104)	$2,479,498

A summary of available-for-sale investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of June 30, 2025 and March 31, 2025 were as follows:

	June 30, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$1,459	$(2)	$95,657	$(6,627)	$97,116	$(6,629)
U.S. government agency mortgage-backed securities	22,220	(143)	20,748	(8,205)	42,968	(8,348)
Obligations of states and political subdivisions	41,243	(1,530)	54,196	(6,729)	95,439	(8,259)
Corporate securities	229,829	(2,724)	1,209,858	(130,475)	1,439,687	(133,199)
Mortgage-backed securities	137,864	(1,135)	210,919	(37,133)	348,783	(38,268)
	$432,615	$(5,534)	$1,591,378	$(189,169)	$2,023,993	$(194,703)

	March 31, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$1,760	$(24)	$95,058	$(8,329)	$96,818	$(8,353)
U.S. government agency mortgage-backed securities	36,871	(197)	20,928	(8,515)	57,799	(8,712)
Obligations of states and political subdivisions	46,036	(1,628)	52,903	(7,179)	98,939	(8,807)
Corporate securities	294,133	(5,822)	1,239,884	(149,927)	1,534,017	(155,749)
Mortgage-backed securities	188,328	(3,911)	217,020	(43,343)	405,348	(47,254)
	$567,128	$(11,582)	$1,625,793	$(217,293)	$2,192,921	$(228,875)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross proceeds from sales of securities were $2.4 million and $4.3 million for the quarters ended June 30, 2025 and June 30, 2024, respectively. No material gross realized gains or losses were recognized.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a ($0.7) million and $1.9 million net impairment charge recorded in the quarters ended June 30, 2025 and June 30, 2024, respectively.

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of available-for-sale investments by contractual maturity were as follows:

	June 30, 2025		March 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Due in one year or less	$213,405	$212,060	$196,238	$194,896
Due after one year through five years	535,496	525,630	591,589	576,204
Due after five years through ten years	618,977	573,337	611,788	558,430
Due after ten years	727,903	629,446	746,468	634,160
	2,095,781	1,940,473	2,146,083	1,963,690

Mortgage-backed securities	617,232	580,693	562,479	515,808
	$2,713,013	$2,521,166	$2,708,562	$2,479,498

Equity investments of common stock and non-redeemable preferred stock were as follows:

	June 30, 2025		March 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Common stocks	$30,051	$43,843	$30,108	$43,413
Non-redeemable preferred stocks	25,144	21,766	25,144	22,136
	$55,195	$65,609	$55,252	$65,549

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the market value of common stock and non-redeemable preferred stock are recognized in earnings.

Investments, other

The carrying value of the other investments was as follows:

	June 30,	March 31,
	2025	2025
	(Unaudited)
	(In thousands)
Mortgage loans, net	$664,551	$657,567
Policy loans	12,065	11,868
Other investments	5,076	8,819
	$681,692	$678,254

4. Accounts Payable and Accrued Expenses and Other Reserves

Accounts payable and accrued expenses were as follows:

	June 30,	March 31,
	2025	2025
	(Unaudited)
	(In thousands)
Accounts payable	$297,570	$263,280
Accrued expenses	603,513	557,620
	$901,083	$820,900

Other Reserves

Self-Insurance Liabilities

U-Haul retains the risk for certain public liability and third-party property damage claims related to our rental equipment. The consolidated balance sheets include $376.0 million and $360.8 million of liabilities related to these programs as of June 30, 2025 and March 31, 2025, respectively. These liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis in policy benefits and losses, claims and loss expenses payable. Requirements are based on actuarial evaluations of historical accident claims expense and trends, as well as future projection of ultimate losses, expenses and administrative costs. The adequacy of the liability is monitored based on evolving claim history. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes, Loans and Finance Leases Payable, net

Long Term Debt

Long term debt was as follows:

	Fiscal Year 2026 Interest Rates			Maturities			Weighted Avg Interest Rates (c)	June 30, 2025	March 31, 2025
								(Unaudited)
								(In thousands)
Real estate loans (amortizing term) (a)	4.30%	-	5.80%	2027	-	2037	5.19%	$262,917	$265,887
Senior mortgages	2.70%	-	6.05%	2026	-	2042	4.40%	2,464,628	2,437,769
Real estate loans (revolving credit)	—%	-	—%	—	-	2027	-%	—	—
Fleet loans (amortizing term)	1.61%	-	6.02%	2025	-	2031	5.33%	117,564	125,839
Fleet loans (revolving credit) (b)	5.18%	-	5.68%	2028	-	2030	5.61%	635,000	625,000
Finance leases (rental equipment)	2.89%	-	5.01%	2025	-	2026	4.39%	32,979	44,338
Finance liability (rental equipment)	1.60%	-	6.80%	2025	-	2032	5.13%	2,006,472	1,963,644
Private placements	2.43%	-	6.00%	2029	-	2035	3.62%	1,700,000	1,700,000
Other obligations	1.50%	-	8.00%	2025	-	2049	6.38%	65,570	66,864
Notes, loans and finance leases payable								7,285,130	7,229,341
Less: Debt issuance costs								(35,253)	(35,484)
Total notes, loans and finance leases payable, net								$7,249,877	$7,193,857

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

(c) Weighted average rates as of June 30, 2025.

Interest on Borrowings

Interest Expense

Components of interest expense included the following:

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands)
Interest expense	$86,619	$71,147
Capitalized interest	(5,294)	(4,013)
Amortization of transaction costs	1,532	1,509
Interest expense resulting from cash flow hedges	(527)	(1,425)
Total interest expense	$82,330	$67,218

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	5.63%	6.63%
Interest rate at the end of the quarter	5.61%	6.61%
Maximum amount outstanding during the quarter	$785,000	$735,000
Average amount outstanding during the quarter	$730,604	$665,861
Facility fees	$233	$263

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	June 30, 2025	March 31, 2025
	(Unaudited)
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Assets	$3,331	$4,381
Liabilities	$546	$777
Notional amount	$374,767	$376,887

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During the first three months of fiscal 2026 and 2025, we recognized a (decrease)/increase in the fair value of our cash flow hedges of ($4.8) million and ($1.9) million, respectively, net of taxes. During the first three months of fiscal 2026 and 2025, we reclassified $4.2 million and ($1.1) million, respectively, from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of June 30, 2025, we expect to reclassify $2.8 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next 12 months.

Economic Hedges

We use derivatives to economically hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities. These contracts are held at fair value on our balance sheet. These derivative instruments are included in Investments, other on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy. Net (gains) losses recognized in net investment and interest income for the quarters ended June 30, 2025 and June 30, 2024 were $1.4 million and $1.4 million, respectively.

	Derivatives Fair Values as of
	June 30, 2025	March 31, 2025
	(Unaudited)
	(In thousands)
Equity market contracts as economic hedging instruments:
Assets	$5,078	$8,819
Notional amount	$297,871	$326,218

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

7. Accumulated Other Comprehensive Loss

The following tables provide the details and changes in AOCI:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2025	$(57,540)	$(174,320)	$(56)	$2,602	$(229,314)
Foreign currency translation	2,420	—	—	—	2,420
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	27,232	—	—	27,232
Change in fair value of cash flow hedges	—	—	(4,766)	—	(4,766)
Amounts reclassified into earnings on hedging activities	—	—	4,232	—	4,232
Other comprehensive income (loss)	2,420	27,232	(534)	—	29,118
Balance as of June 30, 2025	$(55,120)	$(147,088)	$(590)	$2,602	$(200,196)

(a) Liability for future policy benefits

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2024	$(53,707)	$(176,883)	$6,330	$1,044	$(223,216)
Foreign currency translation	(204)	—	—	—	(204)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	(5,413)	—	—	(5,413)
Change in fair value of cash flow hedges	—	—	(1,905)	—	(1,905)
Amounts reclassified into earnings on hedging activities	—	—	(1,075)	—	(1,075)
Other comprehensive income (loss)	(204)	(5,413)	(2,980)	—	(8,597)
Balance as of June 30, 2024	$(53,911)	$(182,296)	$3,350	$1,044	$(231,813)

(a) Liability for future policy benefits

8. Dividends

The following table lists the dividends that have been declared and issued for the first quarters of fiscal years 2026 and 2025:

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date
June 4, 2025	$0.05	June 16, 2025	June 27, 2025
June 5, 2024	$0.05	June 17, 2024	June 28, 2024

As of June 30, 2025, no awards had been issued under the 2016 U-Haul Holding Company Stock Option Plan.

9. Leases

The following tables show the components of our right-of-use (“ROU") assets, net:

	As of June 30, 2025
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$—	$71,558	$71,558
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	48,468	—	48,468
Rental trucks	164,273	—	164,273
Right-of-use assets, gross	212,802	71,558	284,360
Less: Accumulated depreciation	(127,141)	(27,510)	(154,651)
Right-of-use assets, net	$85,661	$44,048	$129,709

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2025
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$—	$71,330	$71,330
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	58,071	—	58,071
Rental trucks	309,475	—	309,475
Right-of-use assets, gross	367,607	71,330	438,937
Less: Accumulated depreciation	(228,909)	(25,305)	(254,214)
Right-of-use assets, net	$138,698	$46,025	$184,723

As of June 30, 2025 and March 31, 2025, we had finance lease liabilities for the ROU assets, net of $33.0 million and $44.3 million, respectively, included in Notes, loans and finance leases payable, net in the consolidated balance sheets. Non-cash acquisitions of property, plant and equipment from ROU assets - financing, net were $53.0 million and $23.6 million for the as of June 30, 2025 and June 30, 2024, respectively.

	Finance leases
	June 30,	March 31,
	2025	2025
	(Unaudited)
Weighted average remaining lease term (years)	0.4	0.6
Weighted average discount rate	4.4%	4.4%

	Operating leases
	June 30,	March 31,
	2025	2025
	(Unaudited)
Weighted average remaining lease term (years)	24.8	24.1
Weighted average discount rate	4.7%	4.6%

For the quarters ended June 30, 2025 and June 30, 2024, cash paid for leases included in our operating cash flow activities were $4.9 million and $5.5 million, respectively, and our financing cash flow activities were $11.4 million and $19.3 million, respectively.

The components of lease costs, including leases of less than 12 months, were as follows:

	Quarters Ended
	June 30, 2025	June 30, 2024
	(Unaudited)
	(In thousands)

Operating lease costs	$4,874	$5,605

Finance lease cost:
Amortization of right-of-use assets	$3,521	$9,833
Interest on lease liabilities	487	1,207
Total finance lease cost	$4,008	$11,040

The short-term lease costs for the first three months of fiscal 2026 and 2025 were not material.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending March 31,	(In thousands)

2026 (9 months)	$33,678	$7,733
2027	—	8,320
2028	—	6,931
2029	—	5,240
2030	—	3,948
Thereafter	—	57,278
Total lease payments	33,678	89,450
Less: imputed interest	(699)	(44,532)
Present value of lease liabilities	$32,979	$44,918

10. Contingencies

Environmental

Compliance with environmental requirements of federal, state, provincial and local governments may affect the Company’s business operations. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. The Company is aware of issues regarding hazardous substances on some of its subsidiaries' properties. The Company regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary.

Based upon the information currently available to the Company, compliance with environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other

We are named as a defendant in various other claims and litigation arising out of the normal course of business. In our opinion, none of these other claims and litigation will have a material effect on our financial position and results of operations.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Revenue

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,778	$7,715
U-Haul management fee revenue from Mercury	1,804	1,780
	$9,582	$9,495

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $9.4 million and $9.3 million from the above-mentioned entities during the first three months of fiscal 2026 and 2025, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefiting Edward J. Shoen and James P. Shoen or their descendants.

Related Party Costs and Expenses

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$601	$604
U-Haul printing expenses to Blackwater	1,435	1,103
U-Haul commission expenses to Blackwater	23,571	22,695
U-Haul lease expenses to Mercury	38	38
U-Haul commission expenses to Mercury	6,492	6,128
	$32,137	$30,568

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

As of June 30, 2025, subsidiaries of Blackwater and Mercury acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater and Mercury, excluding Dealer Agreements, provided revenues of $9.6 million and $9.5 million, expenses of $2.1 million and $0.6 million and we received cash flows of $8.8 million and $8.6 million, respectively, during the first three months of fiscal 2026 and 2025. Revenues were $144.0 million and $138.9 million and commission expenses were $30.1 million and $28.8 million, respectively, related to the Dealer Agreements, during the first three months of fiscal 2026 and 2025.

We determined that we do not have a variable interest pursuant to the variable interest entity model under ASC 810, Consolidation in the holding entities of Blackwater and Mercury.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Assets

	June 30,	March 31,
	2025	2025
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$28,470	$28,442
U-Haul receivable from Mercury	13,351	12,517
Other (a)	(1,348)	4,044
	$40,473	$45,003

(a)
Timing differences for intercompany receivables and payables with insurance subsidiaries resulting from the three-month difference in reporting periods.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Reportable Segment Information:

Our Chief Executive Officers serves as our chief operating decision-maker ("CODM"). The CODM uses net earnings available to common stockholders for each reportable segment in the annual budgeting and monthly forecasting processes and as a basis for making decisions about allocating capital and other resources to each segment.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the quarter ended June 30, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues	$1,553,859	$29,721	$50,094	$(3,204)	(b,c)	$1,630,470

Costs and expenses:
Personnel expenses	305,034	—	—	—		305,034
Equipment maintenance and repair expenses	193,945	—	—	—		193,945
Other operating expenses	81,971	—	—	—		81,971
Other segment items	233,232	12,260	2,785	(2,478)	(b,c)	245,799
Operating expenses	814,182	12,260	2,785	(2,478)		826,749

Commission expenses	116,737	—	—	—		116,737
Cost of product sales	72,205	—	—	—		72,205
Benefits and losses	—	5,499	39,683	—		45,182
Amortization of deferred policy acquisition costs	—	—	4,917	—		4,917
Lease expense	5,465	74	33	(698)	(b)	4,874
Depreciation, net of (gains) losses on disposal	304,009	—	—	—		304,009
Net (gains) losses on disposal of real estate	(1,617)	—	—	—		(1,617)
Total costs and expenses	1,310,981	17,833	47,418	(3,176)		1,373,056

Earnings from operations before equity in earnings of subsidiaries	242,878	11,888	2,676	(28)		257,414

Equity in earnings of subsidiaries	11,504	—	—	(11,504)	(d)	—

Earnings from operations	254,382	11,888	2,676	(11,532)		257,414
Other components of net periodic benefit costs	(346)	—	—	—		(346)
Other interest income	10,765	—	—	(96)	(b)	10,669
Interest expense	(82,358)	—	(96)	124	(b)	(82,330)
Fees on early extinguishment of debt and costs of defeasance	(26)	—	—	—		(26)
Pretax earnings	182,417	11,888	2,580	(11,504)		185,381
Income tax expense	(40,086)	(2,468)	(496)	—		(43,050)
Net earnings available to common stockholders	$142,331	$9,420	$2,084	$(11,504)		$142,331

(a) Balances for the quarter ended March 31, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the quarter ended June 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues	$1,469,161	$28,178	$53,749	$(2,598)	(b,c)	$1,548,490

Costs and expenses:
Personnel expenses	284,855	—	—	—		284,855
Equipment maintenance and repair expenses	188,749	—	—	—		188,749
Other operating expenses	64,736	—	—	—		64,736
Other segment items	231,456	11,630	10,072	(1,741)	(b,c)	251,417
Operating expenses	769,796	11,630	10,072	(1,741)		789,757

Commission expenses	112,571	—	—	—		112,571
Cost of product sales	66,014	—	—	—		66,014
Benefits and losses	—	4,959	39,047	—		44,006
Amortization of deferred policy acquisition costs	—	—	4,646	—		4,646
Lease expense	6,073	106	31	(605)	(b)	5,605
Depreciation, net of (gains) losses on disposal	216,545	—	—	—		216,545
Net (gains) losses on disposal of real estate	3,104	—	—	—		3,104
Total costs and expenses	1,174,103	16,695	53,796	(2,346)		1,242,248

Earnings from operations before equity in earnings of subsidiaries	295,058	11,483	(47)	(252)		306,242

Equity in earnings of subsidiaries	9,018	—	—	(9,018)	(d)	—

Earnings from operations	304,076	11,483	(47)	(9,270)		306,242
Other components of net periodic benefit costs	(372)	—	—	—		(372)
Other interest income	18,355	—	—	(120)	(b)	18,235
Interest expense	(67,470)	—	(120)	372	(b)	(67,218)
Fees on early extinguishment of debt and costs of defeasance	(495)	—	—	—		(495)
Pretax earnings	254,094	11,483	(167)	(9,018)		256,392
Income tax expense	(58,677)	(2,377)	79	—		(60,975)
Net earnings available to common stockholders	$195,417	$9,106	$(88)	$(9,018)		$195,417

(a) Balances for the quarter ended March 31, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant segment expense categories and amounts align with the segment-level information in that is regularly provided to the CODM. Other segment items for the reportable segments consist of insurance related expenses and obligations.

Gross capital expenditures by reportable segment for the quarters ended June 30, 2025 and 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Gross capital expenditures for the quarter ended June 30, 2025	$916,571	$-	$-	$-	$916,571
Gross capital expenditures for the quarter ended June 30, 2024	$963,163	$-	$-	$-	$963,163

Total assets by reportable segment as of June 30, 2025 and March 31, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total assets as of June 30, 2025	$17,858,535	$545,984	$3,134,650	$(690,801)	$20,848,368
Total assets as of March 31, 2025	$17,522,952	$535,032	$3,066,907	$(645,721)	$20,479,170

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2025
Total revenues	$1,543,342	$87,128	$1,630,470
Depreciation and amortization, net of (gains) losses on disposals	296,413	10,896	307,309
Interest expense	81,851	479	82,330
Pretax earnings	180,092	5,289	185,381
Income tax expense	41,353	1,697	43,050
Identifiable assets	19,891,368	957,000	20,848,368

Quarter ended June 30, 2024
Total revenues	$1,467,693	$80,797	$1,548,490
Depreciation and amortization, net of (gains) losses on disposals	219,412	4,883	224,295
Interest expense	66,749	469	67,218
Pretax earnings	247,318	9,074	256,392
Income tax expense	58,377	2,598	60,975
Identifiable assets	18,454,865	850,562	19,305,427

14. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$169	$245
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	371	375
Other components	(25)	(3)
Total other components of net periodic benefit costs	346	372
Net periodic postretirement benefit cost	$515	$617

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Fair values of investments available-for-sale are based on quoted market prices, dealer quotes or discounted cash flows.

Fair values of derivatives are based on using pricing valuation models which include broker quotes.

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of June 30, 2025 and March 31, 2025, that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of June 30, 2025	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,521,166	$—	$2,521,166	$—
Preferred stock	21,766	21,766	—	—
Common stock	43,843	43,843	—	—
Derivatives	8,409	5,078	3,331	—
Total	$2,595,184	$70,687	$2,524,497	$—

Liabilities
Derivatives	$546	$—	$546	$—
Embedded derivatives	6,389	—	—	6,389
Market risk benefits	13,197	—	—	13,197
Total	$20,132	$—	$546	$19,586

As of March 31, 2025	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,479,498	$—	$2,479,498	$—
Preferred stock	22,136	22,136	—	—
Common stock	43,413	43,413	—	—
Derivatives	13,200	8,819	4,381	—
Total	$2,558,247	$74,368	$2,483,879	$—

Liabilities
Derivatives	$777	$—	$777	$—
Embedded derivatives	8,693	—	—	8,693
Market risk benefits	13,432	—	—	13,432
Total	$22,902	$—	$777	$22,125

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented below are reported at carrying value on the consolidated balance sheets.

Cash equivalents were $600.0 million and $700.0 million as of June 30, 2025 and March 31, 2025, respectively. Fair values of cash equivalents approximate carrying value due to the short period of time to maturity.

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

	Fair Value Hierarchy
	Carrying				Total
As of June 30, 2025	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$196,736	$—	$—	$196,736	$196,736
Mortgage loans, net	664,551	—	—	657,019	657,019
Other investments	12,063	—	—	12,063	12,063
Total	$873,350	$—	$—	$865,818	$865,818

Liabilities
Notes, loans and finance leases payable	$7,285,130	$—	$6,739,456	$—	$6,739,456
Liabilities from investment contracts	2,531,459	—	—	2,471,703	2,471,703
Total	$9,816,589	$—	$6,739,456	$2,471,703	$9,211,159

	Fair Value Hierarchy
	Carrying				Total
As of March 31, 2025	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Trade receivables, net	$195,710	$—	$—	$195,710	$195,710
Mortgage loans, net	657,567	—	—	639,162	$639,162
Other investments	11,868	—	—	11,868	$11,868
Total	$865,145	$—	$—	$846,740	$846,740

Liabilities
Notes, loans and finance leases payable	$7,229,341	$—	$6,703,510	$—	$6,703,510
Liabilities from investment contracts	2,502,729	—	—	2,436,537	2,436,537
Total	$9,732,070	$—	$6,703,510	$2,436,537	$9,140,047

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Revenue Recognition

Revenue Recognized in Accordance with Topic 606

ASC Topic 606, Revenue from Contracts with Customers, outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets as of June 30, 2025 and March 31, 2025.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the first quarter of fiscal 2026 did not have a material effect on our financial statements.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred income primarily relates to payments received from customers prior to satisfaction of our performance obligations. Of the amounts recorded as unearned revenue as of March 31, 2025, $50.3 million was recognized as revenue for the quarter ended June 30, 2025.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Years Ending June 30,
	2026	2027	2028	2029	2030	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rental revenues	$6,718	$—	$—	$—	$—	$—
Property lease revenues	16,705	17,575	10,449	7,271	5,363	26,404
Total	$23,423	$17,575	$10,449	$7,271	$5,363	$26,404

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the following table, revenue is disaggregated by timing of revenue recognition:

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$115,869	$100,175
Revenues recognized at a point in time:	116,187	113,725
Total revenues recognized under ASC 606	232,056	213,900

Revenues recognized under ASC 842	1,320,869	1,254,317
Insurance premium revenues recognized under ASC 944	42,334	43,148
Net investment and interest income recognized under other topics	35,211	37,125
Total revenues	$1,630,470	$1,548,490

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

We believe that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time). To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 4% as of June 30, 2025 and March 31, 2025. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of June 30, 2025 and March 31, 2025 was $5.5 million and $5.1 million, respectively.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $28.9 million and $29.4 million as of June 30, 2025 and March 31, 2025, respectively, and are excluded from the estimate of credit losses.

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

There were no delinquent commercial mortgage loans as of June 30, 2025 and March 31, 2025. As of June 30, 2025 and March 31, 2025, the Company had no commercial mortgage loans in non-accrual status. The Company had no unfunded commitment balance to commercial loan borrowers as of June 30, 2025.

Reinsurance Recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1% of the total assets as of June 30, 2025, which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium Receivables

Premium receivables were $1.0 million and $4.1 million as of June 30, 2025 and March 31, 2025, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2024	$6,236	$1,052	$817	$8,105
Provision for (reversal of) credit losses	10,534	2,052	(369)	12,217
Write-offs against allowance	(11,688)	—	—	(11,688)
Recoveries	—	—	—	—
Balance as of March 31, 2025	$5,082	$3,104	$448	$8,634
Provision for (reversal of) credit losses	3,555	(661)	—	2,894
Write-offs against allowance	(3,105)	—	—	(3,105)
Recoveries	—	—	—	—
Balance as of June 30, 2025	$5,532	$2,443	$448	$8,423

18. Income Tax

Tax regulations may require items to be included in our tax return at different times than when those items are reflected in our financial statements. Some of the differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years, which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is more likely than not to allow for the use of the deduction credit. Our effective tax rates for the quarters ended June 30, 2025 and June 30, 2024 was a provision of 23.2% and 23.8%, respectively. Such rates differed from the federal statutory rate of 21.0% primarily due to state and local income taxes for both periods.

The Canadian government issued draft Pillar Two legislation (Global Minimum Tax Act) on June 20, 2024. The Canadian legislation went into effect for our fiscal year beginning April 1, 2024. We have performed an assessment of the potential exposure to Pillar Two income taxes. Based on the assessment performed, we do not expect the Pillar Two rules to have an impact on the income tax provision or cash taxes. We will continue to evaluate such legislation.

Subsequent to June 30, 2025, the One Big Beautiful Bill Act ("OBBB") was enacted into law on July 4, 2025. OBBB extends the expiring tax provisions from the 2017 Tax Cuts and Jobs Act, reinstates immediate expensing of qualified business property and bonus depreciation and allows for full expensing of domestic research and experimental expenditures. We are currently evaluating the tax provisions of OBBB and the impact to our financial statements.

19. Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure, ("ASU 2023-09") which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. Early adoption is permitted. The amendment is effective prospectively to all annual periods beginning after December 15, 2024. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2024, the United States Securities and Exchange Commission ("SEC") issued a final rule that requires disclosure of: (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and renewable energy credit balances if material to the Company's plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. In April 2024, the SEC issued an order staying the final rule pending judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit. In March 2025, the SEC notified the Court that it was withdrawing its defense of the rules. The Court subsequently held the litigation in abeyance, pending a status report from the SEC on: (1) whether the SEC intends to review or reconsider the rules; (2) if taking no action, whether the SEC would adhere to the rules if petitions for review are denied; and (3) if not, why the SEC will not review or reconsider the rules at this time. In July 2025, the SEC provided its status report to the Court, stating that the SEC does not intend to review or reconsider the rules at this time, and declined to provide a definitive response to questions 2 or 3. The SEC further advised that given the previously expressed views of a majority of the current Commissioners, it is possible that the SEC would consider whether to replace, rescind, or modify the rules. The Company cannot determine at this time the future outcome of the litigation or future actions of the SEC.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326) which provides public companies with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Early adoption is permitted. The amendment is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Deferred Policy Acquisition Costs, Net

The following tables present a roll-forward of deferred policy acquisition costs related to long-duration contracts for the quarters ended June 30, 2025 and June 30, 2024:

	Quarter ended June 30, 2025
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$60,480	$57,986	$3,263	$121,729
Capitalization	3,847	938	24	4,809
Amortization expense	(2,739)	(1,951)	(227)	(4,917)
Other, including Experience Adjustment	—	—	—	—
Balance, end of period	$61,588	$56,973	$3,060	$121,621

	Quarter ended June 30, 2024
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$54,747	$62,426	$4,051	$121,224
Capitalization	2,318	876	34	3,228
Amortization expense	(2,187)	(2,200)	(259)	(4,646)
Other, including Experience Adjustment	—	—	—	—
Balance, end of period	$54,878	$61,102	$3,826	$119,806

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Life Insurance Liabilities

The following tables summarize balances and changes in the liability for future policy benefits for life insurance contracts and a reconciliation to policy benefits and losses, claims and loss expense payable.

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$182,658	$205,389
Beginning balance at original discount rate	$185,508	$204,306
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(912)	(367)
Adjusted beginning of year balance	$184,596	$203,939
Issuances	1,726	2,002
Interest accrual	2,225	2,493
Net premium collected	(8,602)	(9,221)
Other	—	—
Ending balance at original discount rate	$179,945	$199,213
Effect of changes in discount rate assumptions (AOCI)	(579)	(2,480)
Balance, end of period	$179,366	$196,733

Present value of expected future policy benefits

Balance, beginning of year	$482,805	$522,122
Beginning balance at original discount rate	$490,975	$514,113
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experiences	(336)	(464)
Adjusted beginning of year balance	$490,639	$513,649
Issuances	1,726	2,002
Interest accrual	5,915	6,279
Benefit payments	(16,748)	(14,142)
Other	—	—
Ending balance at original discount rate	$481,532	$507,788
Effect of changes in discount rate assumptions (AOCI)	(984)	(4,331)
Balance, end of period	$480,548	$503,457
End of period, LFPB net	301,182	306,724
Payout annuities and market risk benefits	24,063	24,569
Health insurance	9,736	13,189
Life and annuity claims in course of settlement and claims incurred but not yet reported / Reinsurance losses payable	27,301	30,916
Life DPL / Other life and health	8,668	9,408
LFPB flooring effect	—	69
Life Insurance end of period balance	370,950	384,875
Moving and Storage balance	376,877	327,497
Property and Casualty Insurance balance	123,703	129,489
Policy benefits and losses, claims and loss expenses balance, end of period	871,530	$841,861

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands, except for percentages and weighted average information)
Expected gross premiums
Undiscounted balance	$332,228	$358,097
Discounted balance at original discount rate	$256,950	$278,118
Discounted balance at current discount rate	$256,112	$274,345

Expected policy benefits
Undiscounted balance	$692,712	$732,006
Discounted balance at original discount rate	$481,531	$507,787
Discounted balance at current discount rate	$480,547	$503,456

Mortality, lapses and morbidity
Mortality actual experience	6.99%	5.49%
Mortality expected experience	5.80%	5.35%
Lapses actual experience	2.17%	1.92%
Lapses expected experience	3.14%	2.73%

Premiums and interest expense
Gross premiums (1)	$11,967	$12,538
Interest expense (2)	$3,690	$3,786

Expected duration (persistency) of policies in-force (years)	6.7	6.8

Weighted average original interest rate of the liability for future policy benefits	4.91%	4.98%

Weighted average current interest rate of the liability for future policy benefits	4.53%	4.97%

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances and changes in liabilities from investment contracts account balances:

Quarter ended June 30, 2025
(Unaudited)
(In thousands, except for the average credited rate)

Beginning of year	$2,511,422
Deposits received	135,224
Surrenders and withdrawals	(121,531)
Benefit payments	(8,289)
Interest credited	21,022
Other	—
End of period	$2,537,848
Weighted average credited rate	3.33
Cash surrender value	$2,217,636

Quarter ended June 30, 2024
(Unaudited)
(In thousands, except for the average credited rate)

Beginning of year	$2,411,352
Deposits received	76,417
Surrenders and withdrawals	(94,440)
Benefit payments	(12,745)
Interest credited	19,507
Other	6,373
End of period	$2,406,464
Weighted average credited rate	3.27
Cash surrender value	$2,084,896

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with U-Haul Holding Company's overall strategy, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled "Liquidity and Capital Resources - Summary" and "Use of Cash". We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2026.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q (this "Quarterly Report"), including the Notes to Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

U-Haul Holding Company, a Nevada corporation, has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2025 and 2024 correspond to fiscal 2026 and 2025 for U-Haul Holding Company.

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

Description of Operating and Reportable Segments

U-Haul Holding Company’s three operating and reportable segments are Moving and Storage, Property and Casualty Insurance and Life Insurance.

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

Property and Casualty Insurance

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul through regional offices across the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove®, Safetow®, Safemove Plus®, Safestor® and Safehaul® protection packages to U-Haul customers. We continue to focus on increasing the penetration of these products into the moving and storage market. The business plan for Property and Casualty Insurance includes offering property and casualty insurance products in other U-Haul related programs.

Life Insurance

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

U-Haul Holding Company and Consolidated Entities

Quarter Ended June 30, 2025 compared with the Quarter Ended June 30, 2024

Listed below, on a consolidated basis, are revenues for our major product lines for the first quarter of fiscal 2026 and the first quarter of fiscal 2025:

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$1,058,273	$1,014,332
Self-storage revenues	234,237	215,737
Self-moving and self-storage products and service sales	98,188	96,591
Property management fees	9,582	9,495
Life insurance premiums	19,169	20,740
Property and casualty insurance premiums	21,738	21,229
Net investment and interest income	35,211	37,125
Other revenue	154,072	133,241
Consolidated revenue	$1,630,470	$1,548,490

Self-moving equipment rental revenues increased $43.9 million during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025. Revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company operated retail locations, independent dealers along with the number of box trucks in the rental fleet.

Self-storage revenues increased $18.5 million during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 1.3% improvement in average revenue per occupied foot. During the quarter, we added approximately 1.2 million new net rentable square feet.

Sales of self-moving and self-storage products and services increased $1.6 million during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025. This was due to increased sales of hitches and moving supplies.

Life insurance premiums decreased $1.6 million during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $0.5 million during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul moving and storage transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income decreased $1.9 million during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025. Our Life Insurance subsidiaries' investment income decreased due to realized losses on derivatives used as hedges to fixed indexed annuities and realized losses on invested assets, offset by an increase in the change in the provision for expected credit losses. Our Property and Casualty subsidiaries' investment and interest income increased $0.3 million primarily from mortgage loans and cash and cash equivalents.

Other revenue increased $20.8 million during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2026 and the first quarter of fiscal 2025. The insurance companies’ first quarters ended March 31, 2025 and 2024.

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,553,859	$1,469,161
Earnings from operations before equity in earnings of subsidiaries	242,878	295,058
Property and casualty insurance
Revenues	29,721	28,178
Earnings from operations	11,888	11,483
Life insurance
Revenues	50,094	53,749
Earnings (losses) from operations	2,676	(47)
Eliminations
Revenues	(3,204)	(2,598)
Earnings from operations before equity in earnings of subsidiaries	(28)	(252)
Consolidated results
Revenues	1,630,470	1,548,490
Earnings from operations	257,414	306,242

Total costs and expenses increased $130.8 million during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025. Operating expenses for Moving and Storage increased $44.4 million. Repair expenses associated with the rental fleet experienced a $5.2 million increase during the quarter while personnel increased $20.2 million and liability costs increased by $17.2 million.

Depreciation expense associated with our rental fleet increased $50.7 million for the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025 due to an increase in the total number of box trucks in the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net losses from the disposal of rental equipment increased $29.7 million as resale values have decreased while the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $7.1 million. Net gains on the disposal or retirement of land and buildings increased $4.7 million. Additional details are available in the following Moving and Storage section.

As a result of the changes in revenues and expenses described above, earnings from operations decreased to $257.4 million for the first quarter of fiscal 2026, compared with $306.2 million for the first quarter of fiscal 2025.

Interest expense for the first quarter of fiscal 2026 was $82.3 million, compared with $67.2 million for the first quarter of fiscal 2025, due to an increase in the amount of debt outstanding and our average cost of debt.

Other interest income at Moving and Storage for the first quarter of fiscal 2026 was $10.7 million, compared with $18.2 million for the first quarter of fiscal 2025, due to reduced invested cash balances and lower interest yields compared to fiscal 2025.

Income tax expense was $43.1 million for the first quarter of fiscal 2026, compared with $61.0 million for the first quarter of fiscal 2025.

As a result of the above-mentioned items, earnings available to common stockholders were $142.3 million for the first quarter of fiscal 2026, compared with $195.4 million for the first quarter of fiscal 2025.

Moving and Storage

Quarter Ended June 30, 2025 compared with the Quarter Ended June 30, 2024

Listed below are revenues for our major product lines at Moving and Storage for the first quarter of fiscal 2026 and the first quarter of fiscal 2025:

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$1,059,031	$1,015,163
Self-storage revenues	234,237	215,737
Self-moving and self-storage products and service sales	98,188	96,591
Property management fees	9,582	9,495
Other revenue	152,821	132,175
Moving and Storage revenue	$1,553,859	$1,469,161

Self-moving equipment rental revenues increased $43.9 million during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025. Revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company operated retail locations, independent dealers along with the number of box trucks in the rental fleet.

Self-storage revenues increased $18.5 million during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 1.3% improvement in average revenue per occupied foot. During the quarter, we added approximately 1.2 million new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Listed below are self-storage data for our owned storage locations:

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of June 30	813	748
Square footage as of June 30	69,560	63,586
Average monthly number of units occupied	632	594
Average monthly occupancy rate based on unit count	78.1%	80.0%
End of June occupancy rate based on unit count	78.8%	81.0%
Average monthly square footage occupied	55,399	51,717

Over the last 12 months we added approximately 6.0 million net rentable square feet of new storage to the system. This was a mix of approximately 1.6 million square feet of existing storage locations we acquired and 4.4 million square feet of new development.

Sales of self-moving and self-storage products and services increased $1.6 million during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025. This was due to increased sales of hitches and moving supplies.

Other revenue increased $20.6 million during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025, caused primarily by increases in our U-Box® program.

Total costs and expenses increased $136.9 million during the first quarter of fiscal 2026, compared with the first quarter of fiscal 2025. Operating expenses increased $44.4 million. Repair expenses associated with the rental fleet experienced a $5.2 million increase during the quarter, while personnel increased $20.2 million and liability costs increased by $17.2 million.

Depreciation expense associated with our rental fleet increased $50.7 million for the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025 due to an increase in the total number of box trucks in the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net losses from the disposal of rental equipment increased $29.7 million as resale values have decreased while the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $7.1 million. Net gains on the disposal or retirement of land and buildings increased $4.7 million.

The components of depreciation, net of (gains) losses on disposals were as follows:

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$208,212	$157,528
Depreciation expense - non rental equipment	24,019	23,961
Depreciation expense - real estate	49,845	42,824
Total depreciation expense	$282,076	$224,313

Net (gains) losses on disposals of rental equipment	22,125	$(7,948)
Net (gains) losses on disposals of non-rental equipment	(192)	180
Total net (gains) losses on disposals of equipment	$21,933	$(7,768)

Depreciation, net of gains (losses) on disposals	$304,009	$216,545

Net (gains) losses on disposals of real estate	$(1,617)	$3,104

As a result of the changes in revenues and expenses described above, earnings from operations for Moving and Storage, before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $242.9 million for the first quarter of fiscal 2026, compared with $295.1 million for the first quarter of fiscal 2025.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $11.5 million for the first quarter of fiscal 2026, compared with $9.0 million for the first quarter of fiscal 2025.

As a result of the changes in revenues and expenses described above, consolidated earnings from operations for Moving and Storage decreased to $254.4 million for the first quarter of fiscal 2026, compared with $304.1 million for the first quarter of fiscal 2025.

Property and Casualty Insurance

Quarter Ended March 31, 2025 compared with the Quarter Ended March 31, 2024

Net premiums were $23.3 million and $22.0 million for the quarters ended March 31, 2025 and March 31, 2024, respectively. A significant portion of Repwest’s premiums come from policies sold in conjunction with U-Haul rental transactions. The premium written corresponded with the change in moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $6.4 million and $6.1 million for the quarters ended March 31, 2025 and March 31, 2024, respectively, primarily from mortgage loans and cash and cash equivalents.

Operating expenses were $12.3 million and $11.6 million for the quarters ended March 31, 2025 and March 31, 2024, respectively. The change was primarily due to an increase in commission expense.

Benefits and losses incurred were $5.5 million and $5.0 million for the quarters ended March 31, 2025 and March 31, 2024, respectively. Benefits and losses incurred corresponded with the change in Moving and Storage transactions at U-Haul during the same period.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $11.9 million and $11.5 million for the quarters ended March 31, 2025 and March 31, 2024, respectively.

Life Insurance

Quarter Ended March 31, 2025 compared with the Quarter Ended March 31, 2024

Net premiums were $19.2 million and $20.7 million for the quarters ended March 31, 2025 and March 31, 2024, respectively. Medicare Supplement premiums decreased $1.0 million from the policy decrements offset by premium rate increases. Life premiums decreased $0.6 million primarily from the decrease in sales of single premium life and final expense. Deferred annuity deposits were $127.4 million or $66.0 million above prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $29.5 million and $31.8 million for the quarters ended March 31, 2025 and March 31, 2024, respectively. Realized losses on derivatives used as hedges to fixed indexed annuities was $2.7 million. Net interest income and realized losses on the invested assets decreased $1.8 million, primarily bonds. These were offset by the change in the provision for expected credit losses which resulted in a $2.3 million increase to investment income.

Operating expenses were $2.8 million and $10.1 million for the quarters ended March 31, 2025 and March 31, 2024, respectively, primarily from a decrease in financial audit fees and the write-off of uncollectible balances.

Benefits and losses incurred were $39.7 million and $39.0 million for the quarters ended March 31, 2025 and March 31, 2024, respectively. Interest credited to policyholders increased $1.3 million due to an increase in the interest credited rates on annuities. Other benefits decreased $0.6 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset and the value of business acquired was $4.9 million and $4.6 million for the quarters ended March 31, 2025 and March 31, 2024, respectively. The increase in DAC amortization is primarily due to a higher amount of mortgage prepayment penalty gains, for which we offset gains with a corresponding level of amortization.

As a result of the changes in revenues and expenses described above, pretax earnings (losses) from operations were $2.6 million and ($0.2) million for the quarters ended March 31, 2025 and March 31, 2024, respectively.

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

As of June 30, 2025, cash and cash equivalents totaled $877.2 million, compared with $988.8 million as of March 31, 2025. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of June 30, 2025 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, other investments, fixed maturities, equity securities, and related party assets) and debt obligations of each operating segment were as follows:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$726,069	$115,633	$35,486
Other financial assets	224,085	416,390	2,941,617
Debt obligations (b)	7,285,130	—	—

(a) As of March 31, 2025
(b) Excludes ($35,253) of debt issuance costs

As of June 30, 2025, Moving and Storage had additional cash available under existing credit facilities of $465.0 million. The majority of invested cash in the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $144.5 million in the first three months of fiscal 2026 compared with the first three months of fiscal 2025 due to the timing of the settlement of credit cards and reduction of payments on payables.

Net cash used in investing activities decreased $39.3 million in the first three months of fiscal 2026, compared with the first three months of fiscal 2025. Purchases of property, plant and equipment decreased $46.6 million. Fleet related spending increased $45.9 million while investment spending on real estate acquisitions and development decreased $107.4 million. Cash from the sales of property, plant and equipment increased $19.5 million largely due to fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $46.3 million due to an increase in proceeds received for fixed maturity investments. For Moving and Storage investing activities for the first quarter of last year included the redemption of $73.0 million of short-term Treasury notes.

Net cash provided by financing activities increased $78.9 million in the first three months of fiscal 2026, as compared with the first three months of fiscal 2025. This was due to a combination of decreased debt repayments of $35.1 million, decreased finance lease payments of $7.9 million, an increase in cash from borrowings of $0.7 million, and an increase in net annuity deposits from Life Insurance of $36.3 million.

Liquidity and Capital Resources and Requirements of our Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2026, the Company will reinvest in its rental equipment fleet approximately $1,275 million, net of equipment sales and excluding any lease buyouts. Through the first three months of fiscal 2026, the Company invested, net of sales, approximately $425.8 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2026 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2026 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. For the first three months of fiscal 2026, the Company invested $294.3 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2026, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties and the availability of labor and materials. We are likely to maintain a high level of real estate capital expenditures in fiscal 2026. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $750.4 million and $816.5 million for the first three months of fiscal 2026 and 2025, respectively. The components of our net capital expenditures are provided in the following table:

	Quarter ended June 30,
	2025	2024
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$584,942	$539,036
Purchases of real estate, construction and renovations	294,309	401,692
Other capital expenditures	37,320	22,435
Gross capital expenditures	916,571	963,163
Less: Sales of property, plant and equipment	(166,182)	(146,672)
Net capital expenditures	$750,389	$816,491

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

Property and Casualty Insurance’s stockholder’s equity was $403.5 million and $392.3 million as of March 31, 2025 and December 31, 2024, respectively. The increase resulted from net earnings of $9.6 million and an increase in other comprehensive income of $1.6 million due to the decrease in the market value of its investment portfolio. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net deposits as of March 31, 2025 were $5.4 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $245.3 million and $217.6 million as of March 31, 2025 and December 31, 2024, respectively. The increase resulted from net earnings of $2.1 million and an increase in other comprehensive income of $25.6 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of March 31, 2025, Oxford had outstanding deposits of $85.0 million in the FHLB, for which Oxford pays fixed interest rates between 0.55% and 4.52% with maturities between September 29, 2025 and April 2, 2029. As of March 31, 2025, available-for-sale-investments held with the FHLB totaled $210.2 million, of which $185.9 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within liabilities from investment contracts on the consolidated balance sheets.

Cash Flows by Segments

Moving and Storage

Net cash provided from operating activities were $554.8 million and $435.6 million for the first three months of fiscal 2026 and 2025, respectively, due to the timing of the settlement of credit cards and reduction of payments on payables.

Property and Casualty Insurance

Net cash provided by operating activities were $9.2 million and $3.5 million for the quarters ended March 31, 2025 and March 31, 2024, respectively. The increase was driven primarily by timing differences of federal tax payments.

Property and Casualty Insurance’s cash and cash equivalents amounted to $115.6 million and $96.2 million as of March 31, 2025 and December 31, 2024, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet our future operating cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $34.3 million and $14.8 million for the quarters ended March 31, 2025 and March 31, 2024, respectively. The increase in operating cash flows was primarily due to timing of settlement of receivables for securities. This was offset by the decrease in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of March 31, 2025 and December 31, 2024, cash and cash equivalents amounted to $35.5 million and $20.2 million, respectively. Management believes that the overall sources of liquidity are adequate to meet our future operating cash needs.

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

The Internal Revenue Service ("IRS") completed and finalized their examination for tax years March 2014 through March 2021. As a result, we are owed $129 million which is reflected in prepaid expense, plus interest of $20.7 million, which is reflected in trade receivables and reinsurance recoverables, net. The refund has been reviewed by the Joint Committee on Taxation and is now being processed by the IRS.

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of June 30, 2025, we had available borrowing capacity under existing credit facilities of $465.0 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure.

Use of Cash

Our estimates as to future use of cash have not materially changed from the disclosure included under the subheading Use of Cash in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

With respect to our storage business, we have added new locations and expanded existing locations. In fiscal 2026, we are actively looking to complete current projects, increase occupancy in our existing portfolio of locations and acquire new locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. It is likely spending on acquisitions and new development will increase in fiscal 2026. We will continue to invest capital and resources in the U-Box® program throughout fiscal 2026.

Inflationary pressures may challenge our ability to maintain or improve upon our operating margin.

Property and Casualty Insurance will continue to provide loss adjusting and claims handling for U-Haul and underwrite components of the Safemove®, Safetow®, Safemove Plus®, Safestor® and Safehaul® protection packages to U-Haul customers.

Life Insurance is pursuing its goal of expanding its presence in the senior market through the sales of its Medicare supplement, life and annuity policies. This strategy includes growing its agency force, expanding its new product offerings, and pursuing business acquisition opportunities.

Consolidating Schedules by Segment (Unaudited)

This information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent with its subsidiaries.

Consolidating balance sheets by segment as of June 30, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$726,069	$115,633	$35,486	$—		$877,188
Trade receivables and reinsurance recoverables, net	163,244	35,752	32,006	—		231,002
Inventories and parts	173,299	—	—	—		173,299
Prepaid expenses	285,540	—	—	—		285,540
Fixed maturity securities available-for-sale, net, at fair value	—	217,644	2,303,522	—		2,521,166
Equity securities, at fair value	—	38,189	27,420	—		65,609
Investments, other	—	117,538	564,154	—		681,692
Deferred policy acquisition costs, net	—	—	121,621	—		121,621
Other assets	81,483	13,591	35,919	—		130,993
Right of use assets - financing, net	85,661	—	—	—		85,661
Right of use assets - operating, net	43,671	370	7	—		44,048
Related party assets	60,841	7,267	14,515	(42,150)	(c)	40,473

Investment in subsidiaries	648,651	—	—	(648,651)	(b)	—

Property, plant and equipment, at cost:
Land	1,835,090	—	—	—		1,835,090
Buildings and improvements	9,885,198	—	—	—		9,885,198
Furniture and equipment	1,055,983	—	—	—		1,055,983
Rental trailers and other rental equipment	1,081,063	—	—	—		1,081,063
Rental trucks	7,910,809	—	—	—		7,910,809
	21,768,143	—	—	—		21,768,143
Less: Accumulated depreciation	(6,178,067)	—	—	—		(6,178,067)
Total property, plant and equipment, net	15,590,076	—	—	—		15,590,076
Total assets	$17,858,535	$545,984	$3,134,650	$(690,801)		$20,848,368

(a) Balances as of March 31, 2025
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of June 30, 2025 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$879,301	$6,678	$15,104	$—		$901,083
Notes, loans and finance leases payable, net	7,249,877	—	—	—		7,249,877
Operating lease liabilities	44,521	390	7	—		44,918
Policy benefits and losses, claims and loss expenses payable	376,877	123,703	370,950	—		871,530
Liabilities from investment contracts	—	—	2,537,848	—		2,537,848
Other policyholders' funds and liabilities	—	493	12,125	—		12,618
Deferred income	65,179	—	—	—		65,179
Deferred income taxes, net	1,558,480	6,402	(60,335)	—		1,504,547
Related party liabilities	27,090	5,013	13,605	(45,708)	(c)	—
Total liabilities	10,201,325	142,679	2,889,304	(45,708)		13,187,600

Stockholders' equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(203,754)	(7,998)	(142,647)	154,203	(b)	(200,196)
Retained earnings	8,065,183	316,882	359,222	(675,894)	(b)	8,065,393
Cost of common stock in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred stock in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	7,657,210	403,305	245,346	(645,093)		7,660,768
Total liabilities and stockholders' equity	$17,858,535	$545,984	$3,134,650	$(690,801)		$20,848,368

(a) Balances as of March 31, 2025
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of March 31, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$872,467	$96,165	$20,196	$—		$988,828
Trade receivables and reinsurance recoverables, net	158,471	39,070	33,175	—		230,716
Inventories and parts	163,132	—	—	—		163,132
Prepaid expenses	282,406	—	—	—		282,406
Fixed maturity securities available-for-sale, net, at fair value	—	222,853	2,256,645	—		2,479,498
Equity securities, at fair value	—	37,837	27,712	—		65,549
Investments, other	—	120,873	557,381	—		678,254
Deferred policy acquisition costs, net	—	—	121,729	—		121,729
Other assets	77,473	13,680	35,579	—		126,732
Right of use assets - financing, net	138,698	—	—	—		138,698
Right of use assets - operating, net	45,611	385	29	—		46,025
Related party assets	62,241	4,169	14,461	(35,868)	(c)	45,003

Investment in subsidiaries	609,853	—	—	(609,853)	(b)	—

Property, plant and equipment, at cost:
Land	1,812,820	—	—	—		1,812,820
Buildings and improvements	9,628,271	—	—	—		9,628,271
Furniture and equipment	1,047,414	—	—	—		1,047,414
Rental trailers and other rental equipment	1,046,135	—	—	—		1,046,135
Rental trucks	7,470,039	—	—	—		7,470,039
	21,004,679	—	—	—		21,004,679
Less: Accumulated depreciation	(5,892,079)	—	—	—		(5,892,079)
Total property, plant and equipment, net	15,112,600	—	—	—		15,112,600
Total assets	$17,522,952	$535,032	$3,066,907	$(645,721)		$20,479,170

(a) Balances as of December 31, 2024
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of March 31, 2025 continued:

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

(a) Balances as of December 31, 2024
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating statement of operations by segment for the quarter ended June 30, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$1,059,031	$—	$—	$(758)	(c)	$1,058,273
Self-storage revenues	234,237	—	—	—		234,237
Self-moving and self-storage products and service sales	98,188	—	—	—		98,188
Property management fees	9,582	—	—	—		9,582
Life insurance premiums	—	—	19,169	—		19,169
Property and casualty insurance premiums	—	23,281	—	(1,543)	(c)	21,738
Net investment and interest income	—	6,440	29,498	(727)	(b)	35,211
Other revenue	152,821	—	1,427	(176)	(b)	154,072
Total revenues	1,553,859	29,721	50,094	(3,204)		1,630,470

Costs and expenses:
Operating expenses	814,182	12,260	2,785	(2,478)	(b,c)	826,749
Commission expenses	116,737	—	—	—		116,737
Cost of product sales	72,205	—	—	—		72,205
Benefits and losses	—	5,499	39,683	—		45,182
Amortization of deferred policy acquisition costs	—	—	4,917	—		4,917
Lease expense	5,465	74	33	(698)	(b)	4,874
Depreciation, net of (gains) losses on disposals	304,009	—	—	—		304,009
Net (gains) losses on disposal of real estate	(1,617)	—	—	—		(1,617)
Total costs and expenses	1,310,981	17,833	47,418	(3,176)		1,373,056

Earnings from operations before equity in earnings of subsidiaries	242,878	11,888	2,676	(28)		257,414

Equity in earnings of subsidiaries	11,504	—	—	(11,504)	(d)	—

Earnings from operations	254,382	11,888	2,676	(11,532)		257,414
Other components of net periodic benefit costs	(346)	—	—	—		(346)
Other interest income	10,765	—	—	(96)	(b)	10,669
Interest expense	(82,358)	—	(96)	124	(b)	(82,330)
Fees on early extinguishment of debt and costs of defeasance	(26)	—	—	—		(26)
Pretax earnings	182,417	11,888	2,580	(11,504)		185,381
Income tax expense	(40,086)	(2,468)	(496)	—		(43,050)
Net earnings available to common stockholders	$142,331	$9,420	$2,084	$(11,504)		$142,331

(a) Balances for the quarter ended March 31, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by segment for the quarter ended June 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$1,015,163	$—	$—	$(831)	(c)	$1,014,332
Self-storage revenues	215,737	—	—	—		215,737
Self-moving and self-storage products and service sales	96,591	—	—	—		96,591
Property management fees	9,495	—	—	—		9,495
Life insurance premiums	—	—	20,740	—		20,740
Property and casualty insurance premiums	—	22,029	—	$(800)	(c)	21,229
Net investment and interest income	—	6,149	31,831	(855)	(b)	37,125
Other revenue	132,175	—	1,178	(112)	(b)	133,241
Total revenues	1,469,161	28,178	53,749	(2,598)		1,548,490

Costs and expenses:
Operating expenses	769,796	11,630	10,072	(1,741)	(b,c)	789,757
Commission expenses	112,571	—	—	—		112,571
Cost of product sales	66,014	—	—	—		66,014
Benefits and losses	—	4,959	39,047	—		44,006
Amortization of deferred policy acquisition costs	—	—	4,646	—		4,646
Lease expense	6,073	106	31	(605)	(b)	5,605
Depreciation, net of (gains) losses on disposals	216,545	—	—	—		216,545
Net (gains) losses on disposal of real estate	3,104	—	—	—		3,104
Total costs and expenses	1,174,103	16,695	53,796	(2,346)		1,242,248

Earnings from operations before equity in earnings of subsidiaries	295,058	11,483	(47)	(252)		306,242

Equity in earnings of subsidiaries	9,018	—	—	(9,018)	(d)	—

Earnings from operations	304,076	11,483	(47)	(9,270)		306,242
Other components of net periodic benefit costs	(372)	—	—	—		(372)
Other interest income	18,355	—	—	(120)	(b)	18,235
Interest expense	(67,470)	—	(120)	372	(b)	(67,218)
Fees on early extinguishment of debt and costs of defeasance	(495)	—	—	—		(495)
Pretax earnings	254,094	11,483	(167)	(9,018)		256,392
Income tax expense	(58,677)	(2,377)	79	—		(60,975)
Net earnings available to common stockholders	$195,417	$9,106	$(88)	$(9,018)		$195,417

(a) Balances for the quarter ended March 31, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by segment for the quarter ended June 30, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$142,331	$9,420	$2,084	$(11,504)	$142,331
Earnings from consolidated entities	(11,504)	—	—	11,504	—
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	282,076	—	—	—	282,076
Amortization of premiums and accretion of discounts related to investments, net	—	354	3,877	—	4,231
Amortization of debt issuance costs	1,531	—	—	—	1,531
Interest credited to policyholders	—	—	21,022	—	21,022
Provision for allowance for losses on trade receivables, net	462	—	—	—	462
Operating lease right-of-use asset amortization	2,264	—	—	—	2,264
Net (gains) losses on disposals of equipment	21,933	—	—	—	21,933
Net (gains) losses on disposal of real estate	(1,617)	—	—	—	(1,617)
Net (gains) losses on sales of fixed maturity securities	—	—	745	—	745
Net (gains) losses on equity securities and investments, other	—	(351)	3,866	—	3,515
Deferred income taxes, net	10,532	1,569	(4,756)	—	7,345
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(5,123)	3,319	1,169	—	(635)
Inventories and parts	(10,163)	—	—	—	(10,163)
Prepaid expenses	(2,590)	—	—	—	(2,590)
Deferred policy acquisition costs, net	—	—	108	—	108
Other assets	(3,415)	88	(318)	—	(3,645)
Related party assets	1,516	(3,098)	(19)	—	(1,601)
Accounts payable and accrued expenses and operating lease liabilities	98,384	(187)	1,086	—	99,283
Policy benefits and losses, claims and loss expenses payable	14,349	(3,149)	(2,852)	—	8,348
Other policyholders' funds and liabilities	—	46	5,033	—	5,079
Deferred income	12,134	—	—	—	12,134
Other liabilities	1,720	1,198	3,302	—	6,220
Net cash provided by (used in) operating activities	554,820	9,209	34,347	—	598,376

Cash flows from investing activities:
Escrow deposits activity	550	—	—	—	550
Purchases of:
Property, plant and equipment	(916,571)	—	—	—	(916,571)
Fixed maturity securities available-for-sale	—	—	(101,170)	—	(101,170)
Equity securities	—	(160)	—	—	(160)
Investments, other	—	(6,925)	(55,212)	—	(62,137)
Proceeds from sales of:
Property, plant and equipment	166,182	—	—	—	166,182
Fixed maturity securities available-for-sale	—	6,873	84,873	—	91,746
Equity securities	—	158	—	—	158
Investments, other	—	10,313	47,048	—	57,361
Net cash (used in) provided by investing activities	(749,839)	10,259	(24,461)	—	(764,041)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2025

Consolidating cash flow statements by segment for the quarter ended June 30, 2025 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	349,981	—	—	—	349,981
Principal repayments on credit facilities	(286,581)	—	—	—	(286,581)
Payment of debt issuance costs	(1,286)	—	—	—	(1,286)
Finance lease payments	(11,359)	—	—	—	(11,359)
Securitization deposits	109	—	—	—	109
Series N Non-Voting Common Stock dividends paid	(8,824)	—	—	—	(8,824)
Investment contract deposits	—	—	135,224	—	135,224
Investment contract withdrawals	—	—	(129,820)	—	(129,820)
Net cash provided by (used in) financing activities	42,040	—	5,404	—	47,444

Effects of exchange rate on cash	6,581	—	—	—	6,581

Increase (decrease) in cash and cash equivalents	(146,398)	19,468	15,290	—	(111,640)
Cash and cash equivalents at beginning of period	872,467	96,165	20,196	—	988,828
Cash and cash equivalents at end of period	$726,069	$115,633	$35,486	$—	$877,188
	(page 2 of 2)
(a) Balance for the period ended March 31, 2025

Consolidating cash flow statements by segment for the quarter ended June 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$195,417	$9,106	$(88)	$(9,018)	$195,417
Earnings from consolidated entities	(9,018)	—	—	9,018	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	224,313	—	—	—	224,313
Amortization of premiums and accretion of discounts related to investments, net	—	373	3,880	—	4,253
Amortization of debt issuance costs	1,550	—	—	—	1,550
Interest credited to policyholders	—	—	19,507	—	19,507
Provision for allowance (recoveries) for losses on trade receivables, net	2,036	16	—	—	2,052
Operating lease right-of-use asset amortization	2,623	—	—	—	2,623
Net (gains) losses on disposals of equipment	(7,768)	—	—	—	(7,768)
Net (gains) losses on disposal of real estate	3,104	—	—	—	3,104
Net (gains) losses on sales of investments	—	—	2,240	—	2,240
Net (gains) losses on equity securities and investments, other	—	(1,326)	—	—	(1,326)
Deferred income taxes	21,641	1,645	(359)	—	22,927
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(41,300)	2,482	(583)	—	(39,401)
Inventories and parts	(6,689)	—	—	—	(6,689)
Prepaid expenses	(2,142)	—	—	—	(2,142)
Deferred policy acquisition costs, net	—	—	1,418	—	1,418
Other assets	(12,579)	(88)	(198)	—	(12,865)
Related party assets	(17,459)	(707)	(2,558)	—	(20,724)
Accounts payable and accrued expenses	61,205	(6,122)	(2,313)	—	52,770
Policy benefits and losses, claims and loss expenses payable	7,913	(2,990)	(2,828)	—	2,095
Other policyholders' funds and liabilities	—	(180)	(12,058)	—	(12,238)
Deferred income	11,434	—	—	—	11,434
Other liabilities	1,347	1,288	8,718	—	11,353
Net cash provided by (used in) operating activities	435,628	3,497	14,778	—	453,903

Cash flows from investing activities:
Escrow deposits activity	691	—	—	—	691
Purchases of:
Property, plant and equipment	(963,163)	—	—	—	(963,163)
Fixed maturity securities available-for-sale	—	—	(77,777)	—	(77,777)
Equity securities	—	—	—	—	—
Investments, other	—	2	(23,432)	—	(23,430)
Proceeds from sales of:
Property, plant and equipment	146,672	—	—	—	146,672
Fixed maturity securities available-for-sale	72,986	2,860	25,722	—	101,568
Equity securities	—	—	11	—	11
Investments, other	—	1,282	10,828	—	12,110
Net cash (used in) provided by investing activities	(742,814)	4,144	(64,648)	—	(803,318)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2024

Consolidating cash flow statements by segment for the quarter ended June 30, 2024 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	349,233	—	—	—	349,233
Principal repayments on credit facilities	(321,670)	—	—	—	(321,670)
Payment of debt issuance costs	(248)	—	—	—	(248)
Finance lease payments	(19,260)	—	—	—	(19,260)
Securitization deposits	99	—	—	—	99
Series N Non-Voting Common Stock dividends paid	(8,824)	—	—	—	(8,824)
Investment contract deposits	—	—	76,417	—	76,417
Investment contract withdrawals	—	—	(107,185)	—	(107,185)
Net cash provided by (used in) financing activities	(670)	—	(30,768)	—	(31,438)

Effects of exchange rate on cash	(530)	—	—	—	(530)

Increase (decrease) in cash and cash equivalents	(308,386)	7,641	(80,638)	—	(381,383)
Cash and cash equivalents at beginning of period	1,380,165	52,508	101,871	—	1,534,544
Cash and cash equivalents at end of period	$1,071,779	$60,149	$21,233	$—	$1,153,161
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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform their obligations. The following table is a summary of our interest rate swap agreements as of June 30, 2025:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$54,767	$1,863	7/15/2022	7/15/2032	2.86%	1 Month SOFR
66,500	745	8/1/2022	8/1/2026	2.72%	1 Month SOFR
66,000	723	8/1/2022	8/31/2026	2.75%	1 Month SOFR
100,000	(65)	8/31/2023	8/31/2025	4.71%	1 Month SOFR
87,500	(481)	8/1/2024	8/1/2026	4.36%	1 Month SOFR

As of June 30, 2025, we had $822.3 million of variable rate debt obligations, of this amount, $447.5 million is not fixed through interest rate swaps. If Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $4.5 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of June 30, 2025 and March 31, 2025, these derivative hedges had a net market value of $5.1 million and $8.8 million, respectively, with notional amounts of $297.9 million and $326.2 million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.3% and 5.2% of our revenue was generated in Canada during the first three months of fiscal 2026 and 2025, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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
•
our ability to expand our breadth and reach of the U-Box program
•
the impact of interest rate and foreign currency exchange rate changes on our operations;
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
•
our belief that fiscal 2026 investments will be largely funded through debt financing, external lease financing, private placements and cash from operations; and
•
our plan to expand owned storage properties and our belief that such development projects will be funded through a combination of internally generated funds, corporate debt and with borrowings against existing properties as they operationally mature.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1. Legal Proceedings

The information regarding our legal proceedings in Note 10, Contingencies, of the Notes to Consolidated Financial Statements is incorporated by reference herein.

SEC regulations require us to disclose certain information about environmental proceedings if a governmental authority is a party to such proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed a stated threshold. Pursuant to the SEC regulations, we will use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. We believe that this threshold is reasonably designed to result in disclosure of any such proceedings that are material to our business or financial condition.

Item 1A. Risk Factors

We are not aware of any material updates to the Risk Factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

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

U-Haul Holding Company

Date: August 6, 2025	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: August 6, 2025	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2025	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)