Form 10-Q
period 2025-09-30
U-Haul Holding Co /NV/
filed 2025-11-05
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

19,607,788 shares of Common Stock, $0.25 par value, were outstanding as of November 5, 2025.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of November 5, 2025.

Part i Financial information

Item 1. Financial Statements

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED balance sheets

	September 30,	March 31,
	2025	2025
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,082,820	$988,828
Trade receivables and reinsurance recoverables, net	175,634	230,716
Inventories and parts	176,138	163,132
Prepaid expenses	316,220	282,406
Fixed maturity securities available-for-sale (net of allowance for credit loss of $4,573 and $3,104, respectively) at fair value and amortized cost ($2,671,587 and $2,708,562 respectively)	2,494,429	2,479,498
Equity securities, at fair value	62,972	65,549
Investments, other	679,472	678,254
Deferred policy acquisition costs, net	119,117	121,729
Other assets	139,617	126,732
Right of use assets - financing, net	62,636	138,698
Right of use assets - operating, net	41,812	46,025
Related party assets	46,612	45,003

Property, plant and equipment, at cost:
Land	1,846,211	1,812,820
Buildings and improvements	10,095,592	9,628,271
Furniture and equipment	1,061,416	1,047,414
Rental trailers and other rental equipment	1,132,107	1,046,135
Rental trucks	8,272,598	7,470,039
	22,407,924	21,004,679
Less: Accumulated depreciation	(6,376,984)	(5,892,079)
Total property, plant and equipment, net	16,030,940	15,112,600
Total assets	$21,428,419	$20,479,170
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$869,740	$820,900
Notes, loans and finance leases payable, net	7,694,640	7,193,857
Operating lease liabilities	42,613	46,973
Policy benefits and losses, claims and loss expenses payable	900,302	857,521
Liabilities from investment contracts	2,518,603	2,511,422
Other policyholders' funds and liabilities	5,923	7,539
Deferred income	55,847	52,895
Deferred income taxes, net	1,572,864	1,489,920
Total liabilities	13,660,532	12,981,027

Commitments and contingencies (notes 5 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized: Series A preferred stock, with no par value, 6,100,000 shares authorized; 6,100,000 shares issued and none outstanding	—	—
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding	—	—
Serial common stock, with or without par value, 250,000,000 shares authorized: Serial common stock of $0.25 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, with $0.25 par value, 250,000,000 shares authorized: Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700 issued and 19,607,788 outstanding	10,497	10,497
Series N Non-Voting Common Stock with $0.001 par value, 250,000,000 shares authorized: Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized; 176,470,092 shares issued and outstanding	176	176
Additional paid-in capital	462,548	462,548
Accumulated other comprehensive loss	(189,804)	(229,314)
Retained earnings	8,162,120	7,931,886
Cost of common stock in treasury, net (22,377,912 shares)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	7,767,887	7,498,143
Total liabilities and stockholders' equity	$21,428,419	$20,479,170

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Quarter ended September 30,
	2025	2024
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$1,110,477	$1,087,348
Self-storage revenues	246,299	224,519
Self-moving and self-storage products and service sales	89,829	87,763
Property management fees	9,621	9,586
Life insurance premiums	18,370	20,488
Property and casualty insurance premiums	28,272	25,767
Net investment and interest income	40,022	37,794
Other revenue	177,032	164,843
Total revenues	1,719,922	1,658,108

Costs and expenses:
Operating expenses	909,542	891,073
Commission expenses	121,811	119,008
Cost of product sales	67,625	62,250
Benefits and losses	48,178	44,392
Amortization of deferred policy acquisition costs	4,962	4,439
Lease expense	5,071	4,729
Depreciation, net of (gains) losses on disposals of ($38,499 and ($17,555), respectively)	340,608	227,270
Net (gains) losses on disposal of real estate	4,531	2,991
Total costs and expenses	1,502,328	1,356,152

Earnings from operations	217,594	301,956
Other components of net periodic benefit costs	(345)	(372)
Other interest income	10,015	16,131
Interest expense	(90,305)	(71,498)
Pretax earnings	136,959	246,217
Income tax expense	(31,409)	(59,419)
Net earnings available to common stockholders	$105,550	$186,798
Basic and diluted earnings per share of Common Stock	$0.49	$0.91
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$0.54	$0.96
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the second quarters ended September 30, 2025 and 2024, net of eliminations, were $9.6 million and $9.6 million, respectively.

Related party costs and expenses for the second quarters ended September 30, 2025 and 2024, net of eliminations, were $32.7 million and $32.9 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$2,168,750	$2,101,680
Self-storage revenues	480,536	440,256
Self-moving and self-storage products and service sales	188,017	184,354
Property management fees	19,203	19,081
Life insurance premiums	37,539	41,228
Property and casualty insurance premiums	50,010	46,996
Net investment and interest income	75,233	74,919
Other revenue	331,104	298,084
Total revenues	3,350,392	3,206,598

Costs and expenses:
Operating expenses	1,736,291	1,680,830
Commission expenses	238,548	231,579
Cost of product sales	139,830	128,264
Benefits and losses	93,360	88,398
Amortization of deferred policy acquisition costs	9,879	9,085
Lease expense	9,945	10,334
Depreciation, net of (gains) losses on disposal ($60,432 and ($25,323), respectively)	644,617	443,815
Net (gains) losses on disposal of real estate	2,914	6,095
Total costs and expenses	2,875,384	2,598,400

Earnings from operations	475,008	608,198
Other components of net periodic benefit costs	(691)	(744)
Other interest income	20,684	34,366
Interest expense	(172,635)	(138,716)
Fees on early extinguishment of debt and costs of defeasance	(26)	(495)
Pretax earnings	322,340	502,609
Income tax expense	(74,459)	(120,394)
Net earnings available to common stockholders	$247,881	$382,215
Basic and diluted earnings per common share	$1.17	$1.86
Weighted average common shares outstanding: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$1.27	$1.96
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the first six months ended September 30, 2025 and 2024, net of eliminations, were $19.2 million and $19.1 million, respectively.

Related party costs and expenses for the first six months ended September 30, 2025 and 2024, net of eliminations, were $64.9 million and $63.4 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter ended September 30, 2025	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$136,959	$(31,409)	$105,550
Other comprehensive income (loss):
Foreign currency translation	(1,459)	—	(1,459)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	15,451	(3,249)	12,202
Change in fair value of cash flow hedges	441	(112)	329
Amounts reclassified into earnings on hedging activities	(906)	226	(680)
Total other comprehensive income (loss)	13,527	(3,135)	10,392

Total comprehensive income (loss)	$150,486	$(34,544)	$115,942

Quarter ended September 30, 2024	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$246,217	$(59,419)	$186,798
Other comprehensive income (loss):
Foreign currency translation	421	—	421
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	(4,014)	(18)	(4,032)
Change in fair value of cash flow hedges	2,312	(616)	1,696
Amounts reclassified into earnings on hedging activities	(9,479)	2,376	(7,103)
Total other comprehensive income (loss)	(10,760)	1,742	(9,018)

Total comprehensive income (loss)	$235,457	$(57,677)	$177,780

Six months ended September 30, 2025	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$322,340	$(74,459)	$247,881
Other comprehensive income (loss):
Foreign currency translation	961	—	961
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	49,938	(10,504)	39,434
Change in fair value of cash flow hedges	(5,909)	1,472	(4,437)
Amounts reclassified into earnings on hedging activities	4,736	(1,184)	3,552
Total other comprehensive income (loss)	49,726	(10,216)	39,510

Total comprehensive income (loss)	$372,066	$(84,675)	$287,391

Six months ended September 30, 2024	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$502,609	$(120,394)	$382,215
Other comprehensive income (loss):
Foreign currency translation	217	—	217
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	(11,479)	2,034	(9,445)
Change in fair value of cash flow hedges	(214)	5	(209)
Amounts reclassified into earnings on hedging activities	(10,904)	2,726	(8,178)
Total other comprehensive income (loss)	(22,380)	4,765	(17,615)

Total comprehensive income (loss)	$480,229	$(115,629)	$364,600

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of June 30, 2025	$10,497	$176		$462,548	$(200,196)	$8,065,393	$(525,653)	$(151,997)	$7,660,768
Foreign currency translation	—	—		—	(1,459)	—	—	—	(1,459)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—		—	12,202	—	—	—	12,202
Change in fair value of cash flow hedges, net of tax	—	—		—	329	—	—	—	329
Amounts reclassified into earnings on hedging activities	—	—		—	(680)	—	—	—	(680)
Net earnings	—	—		—	—	105,550	—	—	105,550
Series N Non-Voting Common Stock dividends: ($0.05 per share)	—	—		—	—	(8,823)	—	—	(8,823)
Net activity	—	—		—	10,392	96,727	—	—	107,119
Balance as of September 30, 2025	$10,497	$176		$462,548	$(189,804)	$8,162,120	$(525,653)	(151,997)	$7,767,887

Balance as of June 30, 2024	$10,497	$176		$462,548	$(231,813)	$7,786,683	$(525,653)	$(151,997)	$7,350,441
Foreign currency translation	—	—		—	421	—	—	—	421
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—		—	(4,032)	—	—	—	(4,032)
Change in fair value of cash flow hedges, net of tax	—	—		—	1,696	—	—	—	1,696
Amounts reclassified into earnings on hedging activities	—	—		—	(7,103)	—	—	—	(7,103)
Net earnings	—	—		—	—	186,798	—	—	186,798
Series N Non-Voting Common stock dividends: ($0.05 per share)	—	—		—	—	(8,823)	—	—	(8,823)
Net activity	—	—		—	(9,018)	177,975	—	—	168,957
Balance as of September 30, 2024	$10,497	$176	$	$462,548	$(240,831)	$7,964,658	$(525,653)	$(151,997)	$7,519,398

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2025	$10,497	$176	$462,548	$(229,314)	$7,931,886	$(525,653)	$(151,997)	$7,498,143
Foreign currency translation	—	—	—	961	—	—	—	961
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	39,434	—	—	—	39,434
Change in fair value of cash flow hedges, net of tax	—	—	—	(4,437)	—	—	—	(4,437)
Amounts reclassified into earnings on hedging activities	—	—	—	3,552	—	—	—	3,552
Net earnings	—	—	—	—	247,881	—	—	247,881
Series N Non-Voting Common Stock dividends: ($0.10 per share)	—	—	—	—	(17,647)	—	—	(17,647)
Net activity	—	—	—	39,510	230,234	—	—	269,744
Balance as of September 30, 2025	$10,497	$176	462,548	$(189,804)	$8,162,120	$(525,653)	(151,997)	$7,767,887

Balance as of March 31, 2024	$10,497	$176	$462,548	$(223,216)	$7,600,090	$(525,653)	$(151,997)	$7,172,445
Foreign currency translation	—	—	—	217	—	—	—	217
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	(9,445)	—	—	—	(9,445)
Change in fair value of cash flow hedges, net of tax	—	—	—	(209)	—	—	—	(209)
Amounts reclassified into earnings on hedging activities	—	—	—	(8,178)	—	—	—	(8,178)
Net earnings	—	—	—	—	382,215	—	—	382,215
Series N Non-Voting Common stock dividends: ($0.10 per share)	—	—	—	—	(17,647)	—	—	(17,647)
Net activity	—	—	—	(17,615)	364,568	—	—	346,953
Balance as of September 30, 2024	$10,497	$176	$462,548	$(240,831)	$7,964,658	$(525,653)	$(151,997)	$7,519,398

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul holding company AND CONSOLIDATED subsidiaries

consolidatED statements of cash flows

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$247,881	$382,215
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	584,185	469,138
Amortization of premiums and accretion of discounts related to investments, net	9,182	7,073
Amortization of debt issuance costs	3,434	2,880
Interest credited to policyholders	47,809	37,584
Provision for allowance for losses on trade receivables, net	(1,423)	1,811
Operating lease right-of-use asset amortization	4,553	5,297
Net (gains) losses on disposals of equipment	60,432	(25,323)
Net (gains) losses on disposal of real estate	2,914	6,095
Net (gains) losses on sales of fixed maturity securities	3,029	84
Net (gains) losses on equity securities and investments, other	(126)	(3,069)
Deferred income taxes, net	72,387	60,089
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	56,525	(1,661)
Inventories and parts	(13,004)	(6,653)
Prepaid expenses	(33,534)	(33,317)
Deferred policy acquisition costs, net	2,612	(105)
Other assets	(13,028)	(13,412)
Related party assets	(3,143)	(4,833)
Accounts payable and accrued expenses and operating lease liabilities	80,415	103,331
Policy benefits and losses, claims and loss expenses payable	36,096	(1,784)
Other policyholders' funds and liabilities	(1,615)	(10,025)
Deferred income	2,873	2,818
Other liabilities	1,542	6,045
Net cash provided by operating activities	1,149,996	984,278

Cash flows from investing activities:
Escrow deposits activity	581	(4,808)
Purchases of:
Property, plant and equipment	(1,914,502)	(1,927,002)
Fixed maturity securities available-for-sale	(159,726)	(227,330)
Equity securities	(3,458)	(610)
Investments, other	(84,265)	(62,859)
Proceeds from sales of:
Property, plant and equipment	386,058	364,824
Fixed maturity securities available-for-sale	186,042	200,821
Equity securities	6,704	10,606
Investments, other	85,240	48,491
Net cash (used in) provided by investing activities	(1,497,326)	(1,597,867)

Cash flows from financing activities:
Borrowings from credit facilities	951,543	972,428
Principal repayments on credit facilities	(425,838)	(443,431)
Payment of debt issuance costs	(5,808)	(3,922)
Finance lease payments	(24,693)	(39,259)
Securitization deposits	224	189
Series N Non-Voting Common Stock dividends paid	(17,647)	(17,647)
Investment contract deposits	181,834	226,771
Investment contract withdrawals	(222,462)	(184,544)
Net cash provided by (used in) by financing activities	437,153	510,585

Effects of exchange rate on cash	4,169	4,099

Increase (decrease) in cash and cash equivalents	93,992	(98,905)
Cash and cash equivalents at the beginning of period	988,828	1,534,544
Cash and cash equivalents at the end of period	$1,082,820	$1,435,639

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$172,300	$142,198
Interest on derivatives	(1,326)	(2,966)
Income taxes, net	2,906	57,519
Non-cash activities:
Right-of-use assets in exchange for lease liabilities	260	3,068
Purchase of property, plant and equipment included in accounts payable	70,615	70,729

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

Description of Operating and Reportable Segments

U-Haul Holding Company's three operating and reportable segments are Moving and Storage, Property and Casualty Insurance and Life Insurance.

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

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul® through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites components of the Safemove®, Safetow®, Safemove Plus®, Safestor® and Safehaul® protection packages to U-Haul customers. The business plan for Property and Casualty Insurance includes offering property and casualty insurance products in other U-Haul-related programs. ARCOA Risk Retention Group is a

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

group captive insurer owned by us and our wholly owned subsidiaries whose purpose is to provide insurance products related to our moving and storage business.

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

2. Earnings per Share

We calculate earnings per share using the two-class method in accordance with ASC Topic 260, Earnings Per Share. The two-class method allocates the undistributed earnings available to common stockholders to the Company’s outstanding common stock, $0.25 par value (the “Voting Common Stock”), and the Company's Series N Non-Voting Common Stock, $0.001 par value (the “Non-Voting Common Stock”), based on each share’s percentage of total weighted average shares outstanding. The Voting Common Stock and the Non-Voting Common Stock are allocated 10% and 90%, respectively, of our undistributed earnings available to common stockholders. This represents earnings available to common stockholders less the dividends declared for both the Voting Common Stock and the Non-Voting Common Stock.

Our undistributed earnings per share is calculated by taking the undistributed earnings available to common stockholders and dividing this number by the weighted average shares outstanding for the respective stock. If there was a dividend declared for that period, the dividend per share is added to the undistributed earnings per share to calculate the basic and diluted earnings per share. The process is used for the Voting Common Stock and the Non-Voting Common Stock.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the quarters ended September 30, 2025 and 2024 for the Voting Common Stock and the Non-Voting Common Stock were as follows:

	For the Quarters Ended
	September 30,
	2025	2024
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$105,550	$186,798
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,823)	(8,823)
Undistributed earnings available to common stockholders	$96,727	$177,975
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$9,673	$17,798

Undistributed earnings per share of Voting Common Stock	$0.49	$0.91
Dividends declared per share of Voting Common Stock	—	—
Basic and diluted earnings per share of Voting Common Stock	$0.49	$0.91

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$105,550	$186,798
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,823)	(8,823)
Undistributed earnings available to common stockholders	$96,727	$177,975
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$87,054	$160,178

Undistributed earnings per share of Non-Voting Common Stock	$0.49	$0.91
Dividends declared per share of Non-Voting Common Stock	0.05	0.05
Basic and diluted earnings per share of Non-Voting Common Stock	$0.54	$0.96

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the six months ended September 30, 2025 and 2024 for the voting Common Stock and the Non-Voting Common Stock were as follows:

	Six months ended
	September 30,
	2025	2024
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$247,881	$382,215
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(17,647)	(17,647)
Undistributed earnings available to common stockholders	$230,234	$364,568
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$23,023	$36,457

Undistributed earnings per share of Voting Common Stock	$1.17	$1.86
Dividends declared per share of Voting Common Stock	—	—
Basic and diluted earnings per share of Voting Common Stock	$1.17	$1.86

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$247,881	$382,215
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(17,647)	(17,647)
Undistributed earnings available to common stockholders	$230,234	$364,568
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$207,211	$328,111

Undistributed earnings per share of Non-Voting Common Stock	$1.17	$1.86
Dividends declared per share of Non-Voting Common Stock	0.10	0.10
Basic and diluted earnings per share of Non-Voting Common Stock	$1.27	$1.96

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investments

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $21.0 million and $21.5 million as of September 30, 2025 and March 31, 2025, respectively.

Available-for-Sale Investments

Available-for-sale investments as of September 30, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$106,730	$262	$(6,012)	$—	$100,980
U.S. government agency mortgage-backed securities	79,463	513	(7,532)	—	72,444
Obligations of states and political subdivisions	130,669	413	(8,297)	—	122,785
Corporate securities	1,737,046	3,268	(120,702)	(4,573)	1,615,039
Mortgage-backed securities	617,679	2,672	(37,170)	—	583,181
	$2,671,587	$7,128	$(179,713)	$(4,573)	$2,494,429

Available-for-sale investments as of March 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$119,289	$206	$(8,353)	$—	$111,142
U.S. government agency mortgage-backed securities	81,909	232	(8,712)	—	73,429
Obligations of states and political subdivisions	137,280	272	(8,808)	—	128,744
Corporate securities	1,807,605	1,623	(155,749)	(3,104)	1,650,375
Mortgage-backed securities	562,479	582	(47,253)	—	515,808
	$2,708,562	$2,915	$(228,875)	$(3,104)	$2,479,498

A summary of available-for-sale investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of September 30, 2025 and March 31, 2025 were as follows:

	September 30, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$—	$—	$94,669	$(6,012)	$94,669	$(6,012)
U.S. government agency mortgage-backed securities	10,695	(46)	19,921	(7,486)	30,616	(7,532)
Obligations of states and political subdivisions	41,058	(1,439)	53,467	(6,858)	94,525	(8,297)
Corporate securities	186,091	(1,651)	1,181,934	(119,051)	1,368,025	(120,702)
Mortgage-backed securities	89,344	(2,352)	197,422	(34,818)	286,766	(37,170)
	$327,188	$(5,488)	$1,547,413	$(174,225)	$1,874,601	$(179,713)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$1,760	$(24)	$95,058	$(8,329)	$96,818	$(8,353)
U.S. government agency mortgage-backed securities	36,871	(197)	20,928	(8,515)	57,799	(8,712)
Obligations of states and political subdivisions	46,036	(1,628)	52,903	(7,179)	98,939	(8,807)
Corporate securities	294,133	(5,822)	1,239,884	(149,927)	1,534,017	(155,749)
Mortgage-backed securities	188,328	(3,911)	217,020	(43,343)	405,348	(47,254)
	$567,128	$(11,582)	$1,625,793	$(217,293)	$2,192,921	$(228,875)

Gross proceeds from sales of securities were $2.4 million and $14.0 million for the first six months ended September 30, 2025 and September 30, 2024, respectively. No material gross realized gains or losses were recognized.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $1.5 million and $1.8 million net impairment charge recorded in the first six months ended September 30, 2025 and 2024, respectively.

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of available-for-sale investments by contractual maturity were as follows:

	September 30, 2025		March 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Due in one year or less	$201,627	$200,792	$196,238	$194,896
Due after one year through five years	571,477	560,967	591,589	576,204
Due after five years through ten years	580,086	540,400	611,788	558,430
Due after ten years	700,718	609,089	746,468	634,160
	2,053,908	1,911,248	2,146,083	1,963,690

Mortgage-backed securities	617,679	583,181	562,479	515,808
	$2,671,587	$2,494,429	$2,708,562	$2,479,498

Equity investments of common stock and non-redeemable preferred stock were as follows:

	September 30, 2025		March 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Common stocks	$32,938	$47,289	$30,108	$43,413
Non-redeemable preferred stocks	19,103	15,683	25,144	22,136
	$52,041	$62,972	$55,252	$65,549

Changes in the market value of common stock and non-redeemable preferred stock are recognized in earnings.

Investments, other

The carrying value of the other investments was as follows:

	September 30,	March 31,
	2025	2025
	(Unaudited)
	(In thousands)
Mortgage loans, net	$659,736	$657,567
Policy loans	12,079	11,868
Other investments	7,657	8,819
	$679,472	$678,254

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Accounts Payable and Accrued Expenses and Other Reserves

Accounts payable and accrued expenses were as follows:

	September 30,	March 31,
	2025	2025
	(Unaudited)
	(In thousands)
Accounts payable	$274,199	$263,280
Accrued expenses	595,541	557,620
	$869,740	$820,900

Other Reserves

Self-Insurance Liabilities

U-Haul retains the risk for certain public liability and third-party property damage claims related to our rental equipment. The consolidated balance sheets include $404.0 million and $360.8 million of liabilities related to these programs as of September 30, 2025 and March 31, 2025, respectively. These liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis in policy benefits and losses, claims and loss expenses payable. Requirements are based on actuarial evaluations of historical accident claims expense and trends, as well as future projection of ultimate losses, expenses and administrative costs. The adequacy of the liability is monitored based on evolving claim history. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes, Loans and Finance Leases Payable, net

Long Term Debt

Long term debt was as follows:

	Fiscal Year 2026 Interest Rates			Maturities			Weighted Avg Interest Rates (c)	September 30, 2025	March 31, 2025
								(Unaudited)
								(In thousands)
Real estate loans (amortizing term) (a)	4.30%	-	5.76%	2027	-	2037	5.18%	$259,947	$265,887
Senior mortgages	2.70%	-	6.05%	2026	-	2042	4.57%	2,742,397	2,437,769
Real estate loans (revolving credit)	—%	-	—%	—	-	2027	-%	—	—
Fleet loans (amortizing term)	1.61%	-	6.02%	2025	-	2031	5.38%	109,779	125,839
Fleet loans (revolving credit) (b)	5.17%	-	5.67%	2028	-	2030	5.54%	635,000	625,000
Finance leases (rental equipment)	2.89%	-	5.01%	2025	-	2026	4.34%	19,645	44,338
Finance liability (rental equipment)	1.60%	-	6.80%	2025	-	2033	5.17%	2,201,380	1,963,644
Private placements	2.43%	-	6.00%	2029	-	2035	3.62%	1,700,000	1,700,000
Other obligations	1.50%	-	8.00%	2025	-	2049	6.41%	64,357	66,864
Notes, loans and finance leases payable								7,732,505	7,229,341
Less: Debt issuance costs								(37,865)	(35,484)
Total notes, loans and finance leases payable, net								$7,694,640	$7,193,857

(a) Certain loans have interest rate swaps fixing the rate for the relevant loans between 2.72% and 2.86% based on current margin. The weighted average interest rate calculation for these loans was 4.10% using the swap adjusted interest rate.

(b) A certain loan has an interest rate swap fixing the rate for the relevant loan at 4.36% based on current margin. The weighted average interest rate calculation for this loan was 5.54% using the swap adjusted interest rate.

(c) Weighted average rates as of September 30, 2025.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, before debt issuance costs, as of September 30, 2025 for the next five years and thereafter are as follows:

	Years Ended September 30,
	2026	2027	2028	2029	2030	Thereafter	Total
	(Unaudited)
	(In thousands)
Notes, loans and finance leases payable	$883,790	$1,054,945	$791,194	$900,366	$1,020,030	$3,082,180	$7,732,505

Interest on Borrowings

Interest Expense

Components of interest expense included the following:

	Quarter ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Interest expense	$89,854	$74,241
Capitalized interest	(558)	(2,567)
Amortization of transaction costs	1,571	1,330
Interest expense resulting from cash flow hedges	(562)	(1,506)
Total interest expense	$90,305	$71,498

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Interest expense	$176,473	$145,388
Capitalized interest	(5,852)	(6,580)
Amortization of transaction costs	3,103	2,839
Interest expense resulting from cash flow hedges	(1,089)	(2,931)
Total interest expense	$172,635	$138,716

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter ended September 30,
	2025	2024
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	5.62%	6.60%
Interest rate at the end of the quarter	5.60%	6.55%
Maximum amount outstanding during the quarter	$635,000	$585,000
Average amount outstanding during the quarter	$635,000	$585,000
Facility fees	$297	$316

	Revolving Credit Activity
	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	5.62%	6.62%
Interest rate at the end of the period	5.60%	6.55%
Maximum amount outstanding during the period	$785,000	$735,000
Average amount outstanding during the period	$682,541	$625,209
Facility fees	$531	$579

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	September 30, 2025	March 31, 2025
	(Unaudited)
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Assets	$2,647	$4,381
Liabilities	$436	$777
Notional amount	$272,647	$376,887

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During the first six months of fiscal 2026 and 2025, we recognized a (decrease)/increase in the fair value of our cash flow hedges of $4.4 million and $0.2 million, respectively, net of taxes. During the first six months of fiscal 2026 and 2025, we reclassified ($3.6) million and $8.2 million, respectively, from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of September 30, 2025, we expect to reclassify $2.5 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next 12 months.

Economic Hedges

We use derivatives to economically hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. These derivative instruments are included in Investments, other on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy. Net (gains) losses recognized in net investment and interest income for the first six months of September 30, 2025 and 2024 were $5.9 million and $6.5 million, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Derivatives Fair Values as of
	September 30, 2025	March 31, 2025
	(Unaudited)
	(In thousands)
Equity market contracts as economic hedging instruments:
Assets	$7,657	$8,819
Notional amount	$285,821	$326,218

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

7. Accumulated Other Comprehensive Loss

The following tables provide the details and changes in AOCI:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB (a) Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of June 30, 2025	$(55,120)	$(147,088)	$(590)	$2,602	$(200,196)
Foreign currency translation	(1,459)	—	—	—	(1,459)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	12,202	—	—	12,202
Change in fair value of cash flow hedges	—	—	329	—	329
Amounts reclassified into earnings on hedging activities	—	—	(680)	—	(680)
Other comprehensive income (loss)	(1,459)	12,202	(351)	—	10,392
Balance as of September 30, 2025	$(56,579)	$(134,886)	$(941)	$2,602	$(189,804)

(a) Liability for future policy benefits

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB (a) Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of June 30, 2024	$(53,911)	$(182,296)	$3,350	$1,044	$(231,813)
Foreign currency translation	421	—	—	—	421
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	(4,032)	—	—	(4,032)
Change in fair value of cash flow hedges	—	—	1,696	—	1,696
Amounts reclassified into earnings on hedging activities	—	—	(7,103)	—	(7,103)
Other comprehensive income (loss)	421	(4,032)	(5,407)	—	(9,018)
Balance as of September 30, 2024	$(53,490)	$(186,328)	$(2,057)	$1,044	$(240,831)

(a) Liability for future policy benefits

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB (a) Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2025	$(57,540)	$(174,320)	$(56)	$2,602	$(229,314)
Foreign currency translation	961	—	—	—	961
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	39,434	—	—	39,434
Change in fair value of cash flow hedges	—	—	(4,437)	—	(4,437)
Amounts reclassified into earnings on hedging activities	—	—	3,552	—	3,552
Other comprehensive income (loss)	961	39,434	(885)	—	39,510
Balance as of September 30, 2025	$(56,579)	$(134,886)	$(941)	$2,602	$(189,804)

(a) Liability for future policy benefits

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB (a) Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2024	$(53,707)	$(176,883)	$6,330	$1,044	$(223,216)
Foreign currency translation	217	—	—	—	217
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	(9,445)	—	—	(9,445)
Change in fair value of cash flow hedges	—	—	(209)	—	(209)
Amounts reclassified into earnings on hedging activities	—	—	(8,178)	—	(8,178)
Other comprehensive income (loss)	217	(9,445)	(8,387)	—	(17,615)
Balance as of September 30, 2024	$(53,490)	$(186,328)	$(2,057)	$1,044	$(240,831)

(a) Liability for future policy benefits

8. Dividends

The following table lists the dividends that have been declared and issued for the first six months of fiscal years 2026 and 2025:

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

August 21, 2025	$0.05	September 15, 2025	September 26, 2025
June 4, 2025	0.05	June 16, 2025	June 27, 2025
August 15, 2024	0.05	September 16, 2024	September 27, 2024
June 5, 2024	0.05	June 17, 2024	June 28, 2024

As of September 30, 2025, no awards had been issued under the 2025 U-Haul Holding Company Stock Option Plan.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Leases

The following tables show the components of our right-of-use (“ROU") assets, net:

	As of September 30, 2025
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$—	$71,694	$71,694
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	24,343	—	24,343
Rental trucks	149,219	—	149,219
Right-of-use assets, gross	173,623	71,694	245,317
Less: Accumulated depreciation	(110,987)	(29,882)	(140,869)
Right-of-use assets, net	$62,636	$41,812	$104,448

	As of March 31, 2025
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$—	$71,330	$71,330
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	58,071	—	58,071
Rental trucks	309,475	—	309,475
Right-of-use assets, gross	367,607	71,330	438,937
Less: Accumulated depreciation	(228,909)	(25,305)	(254,214)
Right-of-use assets, net	$138,698	$46,025	$184,723

As of September 30, 2025 and March 31, 2025, we had finance lease liabilities for the ROU assets, net of $19.6 million and $44.3 million, respectively, included in Notes, loans and finance leases payable, net in the consolidated balance sheets. Non-cash acquisitions of property, plant and equipment from ROU assets - financing, net were $76.1 million and $80.5 million for the as of September 30, 2025 and September 30, 2024, respectively.

	Finance leases
	September 30,	March 31,
	2025	2025
	(Unaudited)
Weighted average remaining lease term (years)	0.3	0.6
Weighted average discount rate	4.3%	4.4%

	Operating leases
	September 30,	March 31,
	2025	2025
	(Unaudited)
Weighted average remaining lease term (years)	25.7	24.1
Weighted average discount rate	4.7%	4.6%

For the six months ended September 30, 2025 and 2024, cash paid for leases included in our operating cash flow activities were $9.5 million and $10.6 million, respectively, and our financing cash flow activities were $24.7 million and $39.3 million, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease costs, including leases of less than 12 months, were as follows:

	Six months ended
	September 30, 2025	September 30, 2024
	(Unaudited)
	(In thousands)

Operating lease costs	$9,945	$10,334

Finance lease cost:
Amortization of right-of-use assets	$5,979	$17,630
Interest on lease liabilities	849	2,219
Total finance lease cost	$6,828	$19,849

The short-term lease costs for the first six months of fiscal 2026 and 2025 were not material.

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending March 31,	(In thousands)

2026 (6 months)	$19,980	$4,739
2027	—	8,267
2028	—	6,998
2029	—	5,309
2030	—	4,018
Thereafter	—	57,283
Total lease payments	19,980	86,614
Less: imputed interest	(335)	(44,001)
Present value of lease liabilities	$19,645	$42,613

10. Contingencies

Environmental

Compliance with environmental requirements of federal, state, provincial and local governments may affect the Company's business operations. Among other things, these requirements regulate the discharge of materials into the air, land and water and govern the use and disposal of hazardous substances. The Company is aware of issues regarding hazardous substances on some of its properties. The Company regularly makes capital and operating expenditures to stay in compliance with environmental laws and has put in place a remedial plan at each site where it believes such a plan is necessary.

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

Related Party Revenue

	Quarter ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,830	$7,805
U-Haul management fee revenue from Mercury	1,791	1,781
	$9,621	$9,586

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$15,608	$15,520
U-Haul management fee revenue from Mercury	3,595	3,561
	$19,203	$19,081

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $19.4 million and $19.5 million from the above-mentioned entities during the first six months of fiscal 2026 and 2025, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefiting Edward J. Shoen and James P. Shoen or their descendants.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Costs and Expenses

	Quarter ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$601	$604
U-Haul printing expenses to Blackwater	1,445	1,455
U-Haul commission expenses to Blackwater	24,194	24,434
U-Haul lease expenses to Mercury	38	38
U-Haul commission expenses to Mercury	6,439	6,323
	$32,717	$32,854

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,202	$1,208
U-Haul printing expenses to Blackwater	2,880	2,558
U-Haul commission expenses to Blackwater	47,765	47,129
U-Haul lease expenses to Mercury	76	76
U-Haul commission expenses to Mercury	12,931	12,451
	$64,854	$63,422

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

As of September 30, 2025, subsidiaries of Blackwater and Mercury acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater and Mercury, excluding Dealer Agreements, provided revenues of $19.2 million and $19.1 million, expenses of $4.2 million and $3.8 million and we received cash flows of $18.1 million and $18.2 million, respectively, during the first six months of fiscal 2026 and 2025. Revenues were $291.9 million and $289.6 million and commission expenses were $60.7 million and $59.6 million, respectively, related to the Dealer Agreements, during the first six months of fiscal 2026 and 2025.

We determined that we do not have a variable interest pursuant to the variable interest entity model under ASC 810, Consolidation in the holding entities of Blackwater and Mercury.

Related Party Assets

	September 30,	March 31,
	2025	2025
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$31,213	$28,442
U-Haul receivable from Mercury	14,285	12,517
Other (a)	1,114	4,044
	$46,612	$45,003

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the quarter ended September 30, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues	$1,632,827	$35,891	$54,113	$(2,909)	(b,c)	$1,719,922

Costs and expenses:
Personnel expenses	322,687	—	—	—		322,687
Equipment maintenance and repair expenses	223,772	—	—	—		223,772
Other operating expenses	91,844	—	—	—		91,844
Other segment items	256,922	12,924	3,634	(2,241)	(b,c)	271,239
Operating expenses	895,225	12,924	3,634	(2,241)		909,542

Commission expenses	121,811	—	—	—		121,811
Cost of product sales	67,625	—	—	—		67,625
Benefits and losses	—	5,737	42,441	—		48,178
Amortization of deferred policy acquisition costs	—	—	4,962	—		4,962
Lease expense	5,587	76	48	(640)	(b)	5,071
Depreciation, net of (gains) losses on disposal	340,608	—	—	—		340,608
Net (gains) losses on disposal of real estate	4,531	—	—	—		4,531
Total costs and expenses	1,435,387	18,737	51,085	(2,881)		1,502,328

Earnings from operations before equity in earnings of subsidiaries	197,440	17,154	3,028	(28)		217,594

Equity in earnings of subsidiaries	16,001	—	—	(16,001)	(d)	—

Earnings from operations	213,441	17,154	3,028	(16,029)		217,594
Other components of net periodic benefit costs	(345)	—	—	—		(345)
Other interest income	10,111	—	—	(96)	(b)	10,015
Interest expense	(90,333)	—	(96)	124	(b)	(90,305)
Fees on early extinguishment of debt and costs of defeasance	—	—	—	—		—
Pretax earnings	132,874	17,154	2,932	(16,001)		136,959
Income tax expense	(27,324)	(3,515)	(570)	—		(31,409)
Net earnings available to common stockholders	$105,550	$13,639	$2,362	$(16,001)		$105,550

(a) Balances for the quarter ended June 30, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the quarter ended September 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues	$1,573,643	$31,461	$56,157	$(3,153)	(b,c)	$1,658,108

Costs and expenses:
Personnel expenses	311,009	—	—	—		311,009
Equipment maintenance and repair expenses	213,413	—	—	—		213,413
Other operating expenses	68,731	—	—	—		68,731
Other segment items	282,662	11,875	5,278	(1,895)	(b,c)	297,920
Operating expenses	875,815	11,875	5,278	(1,895)		891,073

Commission expenses	119,008	—	—	—		119,008
Cost of product sales	62,250	—	—	—		62,250
Benefits and losses	—	5,672	38,720	—		44,392
Amortization of deferred policy acquisition costs	—	—	4,439	—		4,439
Lease expense	5,614	91	30	(1,006)	(b)	4,729
Depreciation, net of (gains) losses on disposal	227,270	—	—	—		227,270
Net (gains) losses on disposal of real estate	2,991	—	—	—		2,991
Total costs and expenses	1,292,948	17,638	48,467	(2,901)		1,356,152

Earnings from operations before equity in earnings of subsidiaries	280,695	13,823	7,690	(252)		301,956

Equity in earnings of subsidiaries	17,006	—	—	(17,006)	(d)	—

Earnings from operations	297,701	13,823	7,690	(17,258)		301,956
Other components of net periodic benefit costs	(372)	—	—	—		(372)
Other interest income	16,251	—	—	(120)	(b)	16,131
Interest expense	(71,750)	—	(120)	372	(b)	(71,498)
Fees on early extinguishment of debt and costs of defeasance	—	—	—	—		—
Pretax earnings	241,830	13,823	7,570	(17,006)		246,217
Income tax expense	(55,032)	(2,844)	(1,543)	—		(59,419)
Net earnings available to common stockholders	$186,798	$10,979	$6,027	$(17,006)		$186,798

(a) Balances for the quarter ended June 30, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Revenues and net earnings available to common stockholders by reportable segment for the six months ended September 30, 2025 were as follows:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues	$3,186,686	$65,612	$104,207	$(6,113)	(b,c)	$3,350,392

Costs and expenses:
Personnel expenses	627,721	—	—	—		627,721
Equipment maintenance and repair expenses	417,717	—	—	—		417,717
Other operating expenses	173,815	—	—	—		173,815
Other segment items	490,154	25,184	6,419	(4,719)	(b,c)	517,038
Operating expenses	1,709,407	25,184	6,419	(4,719)		1,736,291

Commission expenses	238,548	—	—	—		238,548
Cost of product sales	139,830	—	—	—		139,830
Benefits and losses	—	11,236	82,124	—		93,360
Amortization of deferred policy acquisition costs	—	—	9,879	—		9,879
Lease expense	11,052	150	81	(1,338)	(b)	9,945
Depreciation, net of (gains) losses on disposal	644,617	—	—	—		644,617
Net (gains) losses on disposal of real estate	2,914	—	—	—		2,914
Total costs and expenses	2,746,368	36,570	98,503	(6,057)		2,875,384

Earnings from operations before equity in earnings of subsidiaries	440,318	29,042	5,704	(56)		475,008

Equity in earnings of subsidiaries	27,505	—	—	(27,505)	(d)	—

Earnings from operations	467,823	29,042	5,704	(27,561)		475,008
Other components of net periodic benefit costs	(691)	—	—	—		(691)
Other interest income	20,876	—	—	(192)	(b)	20,684
Interest expense	(172,691)	—	(192)	248	(b)	(172,635)
Fees on early extinguishment of debt and costs of defeasance	(26)	—	—	—		(26)
Pretax earnings	315,291	29,042	5,512	(27,505)		322,340
Income tax expense	(67,410)	(5,983)	(1,066)	—		(74,459)
Net earnings available to common stockholders	$247,881	$23,059	$4,446	$(27,505)		$247,881

(a) Balances for the six months ended June 30, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Revenues and net earnings available to common stockholders by reportable segment for the six months ended September 30, 2024 were as follows:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues	$3,042,804	$59,639	$109,906	$(5,751)	(b,c)	$3,206,598

Costs and expenses:
Personnel expenses	595,864	—	—	—		595,864
Equipment maintenance and repair expenses	402,162	—	—	—		402,162
Other operating expenses	133,467	—	—	—		133,467
Other segment items	514,118	23,505	15,350	(3,636)	(b,c)	549,337
Operating expenses	1,645,611	23,505	15,350	(3,636)		1,680,830

Commission expenses	231,579	—	—	—		231,579
Cost of product sales	128,264	—	—	—		128,264
Benefits and losses	—	10,631	77,767	—		88,398
Amortization of deferred policy acquisition costs	—	—	9,085	—		9,085
Lease expense	11,687	197	61	(1,611)	(b)	10,334
Depreciation, net of (gains) losses on disposal	443,815	—	—	—		443,815
Net (gains) losses on disposal of real estate	6,095	—	—	—		6,095
Total costs and expenses	2,467,051	34,333	102,263	(5,247)		2,598,400

Earnings from operations before equity in earnings of subsidiaries	575,753	25,306	7,643	(504)		608,198

Equity in earnings of subsidiaries	26,024	—	—	(26,024)	(d)	—

Earnings from operations	601,777	25,306	7,643	(26,528)		608,198
Other components of net periodic benefit costs	(744)	—	—	—		(744)
Other interest income	34,606	—	—	(240)	(b)	34,366
Interest expense	(139,220)	—	(240)	744	(b)	(138,716)
Fees on early extinguishment of debt and costs of defeasance	(495)	—	—	—		(495)
Pretax earnings	495,924	25,306	7,403	(26,024)		502,609
Income tax expense	(113,709)	(5,221)	(1,464)	—		(120,394)
Net earnings available to common stockholders	$382,215	$20,085	$5,939	$(26,024)		$382,215

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

Gross capital expenditures by reportable segment for the quarters ended September 30, 2025 and 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Gross capital expenditures for the quarter ended September 30, 2025	$997,931	$-	$-	$-	$997,931
Gross capital expenditures for the quarter ended September 30, 2024	$963,839	$-	$-	$-	$963,839

Gross capital expenditures by reportable segment for the six months ended September 30, 2025 and 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Gross capital expenditures for the six months ended September 30, 2025	$1,914,502	$-	$-	$-	$1,914,502
Gross capital expenditures for the six months ended September 30, 2024	$1,927,002	$-	$-	$-	$1,927,002

Total assets by reportable segment as of September 30, 2025 and March 31, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total assets as of September 30, 2025	$18,460,371	$562,065	$3,120,354	$(714,371)	$21,428,419
Total assets as of March 31, 2025	$17,522,952	$535,032	$3,066,907	$(645,721)	$20,479,170

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended September 30, 2025
Total revenues	$1,621,719	$98,203	$1,719,922
Depreciation and amortization, net of (gains) losses on disposals	336,450	13,651	350,101
Interest expense	89,450	855	90,305
Pretax earnings	130,251	6,708	136,959
Income tax expense	29,526	1,883	31,409
Identifiable assets	20,438,542	989,877	21,428,419

Quarter ended September 30, 2024
Total revenues	$1,565,478	$92,630	$1,658,108
Depreciation and amortization, net of gains (losses) on disposals	226,600	8,100	234,700
Interest expense	70,924	574	71,498
Pretax earnings	236,601	9,616	246,217
Income tax expense	56,712	2,707	59,419
Identifiable assets	19,238,854	887,697	20,126,551

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months ended September 30, 2025
Total revenues	$3,165,061	$185,331	$3,350,392
Depreciation and amortization, net of (gains) losses on disposals	632,863	24,547	657,410
Interest expense	171,301	1,334	172,635
Pretax earnings	310,343	11,997	322,340
Income tax expense	70,879	3,580	74,459
Identifiable assets	20,438,542	989,877	21,428,419

Six Months ended September 30, 2024
Total revenues	$3,033,171	$173,427	$3,206,598
Depreciation and amortization, net of (gains) losses on disposals	446,012	12,983	458,995
Interest expense	137,673	1,043	138,716
Pretax earnings	483,919	18,690	502,609
Income tax expense	115,089	5,305	120,394
Identifiable assets	19,238,854	887,697	20,126,551

14. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$169	$246
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	370	375
Other components	(25)	(3)
Total other components of net periodic benefit costs	345	372
Net periodic postretirement benefit cost	$514	$618

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$338	$491
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	741	750
Other components	(50)	(6)
Total other components of net periodic benefit costs	691	744
Net periodic postretirement benefit cost	$1,029	$1,235

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

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of September 30, 2025 and March 31, 2025, that are measured at fair value on a recurring basis and the level within the fair value hierarchy:

As of September 30, 2025	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,494,429	$—	$2,494,429	$—
Preferred stock	15,683	15,683	—	—
Common stock	47,289	47,289	—	—
Derivatives	10,304	7,657	2,647	—
Total	$2,567,705	$70,629	$2,497,076	$—

Liabilities
Derivatives	$436	$—	$436	$—
Embedded derivatives	8,593	—	—	8,593
Market risk benefits	12,220	—	—	12,220
Total	$21,249	$—	$436	$20,813

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,479,498	$—	$2,479,498	$—
Preferred stock	22,136	22,136	—	—
Common stock	43,413	43,413	—	—
Derivatives	13,200	8,819	4,381	—
Total	$2,558,247	$74,368	$2,483,879	$—

Liabilities
Derivatives	$777	$—	$777	$—
Embedded derivatives	8,693	—	—	8,693
Market risk benefits	13,432	—	—	13,432
Total	$22,902	$—	$777	$22,125

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented below are reported at carrying value on the consolidated balance sheets.

Cash equivalents were $786.7 million and $700.0 million as of September 30, 2025 and March 31, 2025, respectively. Fair values of cash equivalents approximate carrying value due to the short period of time to maturity.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represent our financial instruments not carried at fair value on the consolidated balance sheets and corresponding placement in the fair value hierarchy:

	Fair Value Hierarchy
	Carrying				Total
As of September 30, 2025	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$142,292	$—	$—	$142,292	$142,292
Mortgage loans, net	659,736	—	—	656,403	656,403
Policy loans	12,079	—	—	12,079	12,079
Total	$814,107	$—	$—	$810,774	$810,774

Liabilities
Notes, loans and finance leases payable	$7,732,505	$—	$7,201,046	$—	$7,201,046
Liabilities from investment contracts	2,510,010	—	—	2,461,369	2,461,369
Total	$10,242,515	$—	$7,201,046	$2,461,369	$9,662,415

	Fair Value Hierarchy
	Carrying				Total
As of March 31, 2025	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$195,710	$—	$—	$195,710	$195,710
Mortgage loans, net	657,567	—	—	639,162	639,162
Policy loans	11,868	—	—	11,868	11,868
Total	$865,145	$—	$—	$846,740	$846,740

Liabilities
Notes, loans and finance leases payable	$7,229,341	$—	$6,703,510	—	$6,703,510
Liabilities from investment contracts	2,502,729	—	—	2,436,537	2,436,537
Total	$9,732,070	$—	$6,703,510	$2,436,537	$9,140,047

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets as of September 30, 2025 and March 31, 2025.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the second quarter of fiscal 2026 did not have a material effect on our financial statements.

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

Deferred income primarily relates to payments received from customers prior to satisfaction of our performance obligations. Of the amounts recorded as unearned revenue as of March 31, 2025, $1.3 million

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $51.7 million, respectively, was recognized as revenue for the second quarter and six months ended September 30, 2025.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Years Ending September 30,
	2026	2027	2028	2029	2030	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rental revenues	$5,276	$—	$—	$—	$—	$—
Property lease revenues	10,525	17,433	10,937	7,961	5,964	28,496
Total	$15,801	$17,433	$10,937	$7,961	$5,964	$28,496

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$134,942	$125,792
Revenues recognized at a point in time:	109,890	107,382
Total revenues recognized under ASC 606	244,832	233,174

Revenues recognized under ASC 842	1,386,690	1,339,320
Insurance premium revenues recognized under ASC 944	48,378	47,820
Net investment and interest income recognized under other topics	40,022	37,794
Total revenues	$1,719,922	$1,658,108

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$250,811	$225,967
Revenues recognized at a point in time:	226,077	221,107
Total revenues recognized under ASC 606	476,888	447,074

Revenues recognized under ASC 842	2,707,559	2,593,637
Insurance premium revenues recognized under ASC 944	90,712	90,968
Net investment and interest income recognized under other topics	75,233	74,919
Total revenues	$3,350,392	$3,206,598

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

We believe that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time). To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 4% as of September 30, 2025 and March 31, 2025. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of September 30, 2025 and March 31, 2025 was $3.6 million and $5.1 million, respectively.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $29.1 million and $29.4 million as of September 30, 2025 and March 31, 2025, respectively, and are excluded from the estimate of credit losses.

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

There were no delinquent commercial mortgage loans as of September 30, 2025 and March 31, 2025. As of September 30, 2025 and March 31, 2025, the Company had no commercial mortgage loans in non-accrual status. The Company had no unfunded commitment balance to commercial loan borrowers as of September 30, 2025.

Reinsurance Recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1% of the total assets as of September 30, 2025, which is immaterial based on historical loss experience and high credit rating of the reinsurers.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premium Receivables

Premium receivables were $1.0 million and $4.1 million as of September 30, 2025 and March 31, 2025, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

The following details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2024	$6,236	$1,052	$817	$8,105
Provision for (reversal of) credit losses	10,534	2,052	(369)	12,217
Write-offs against allowance	(11,688)	—	—	(11,688)
Recoveries	—	—	—	—
Balance as of March 31, 2025	$5,082	$3,104	$448	$8,634
Provision for (reversal of) credit losses	2,951	1,469	—	4,420
Write-offs against allowance	(4,385)	—	—	(4,385)
Recoveries	—	—	—	—
Balance as of September 30, 2025	$3,648	$4,573	$448	$8,669

18. Income Tax

Tax regulations may require items to be included in our tax return at different times than when those items are reflected in our financial statements. Some of the differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years, which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is more likely than not to allow for the use of the deduction credit. Our effective tax rates for the second quarters ended September 30, 2025 and 2024 was a provision of 22.9% and 24.1%, respectively and for the six months ended September 30, 2025 and 2024 was a provision of 23.1% and 24.0%, respectively. Such rates differed from the federal statutory rate of 21.0% primarily due to state and local income taxes for both periods.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBB") was enacted into law. OBBB extends the expiring tax provisions from the 2017 Tax Cuts and Jobs Act, reinstates immediate expensing of qualified business property and bonus depreciation and allows for full expensing of domestic research and experimental expenditures. We have evaluated the tax provisions of OBBB and the impact to our financial statements, and we do not expect the newly enacted legislation to have a material impact on our effective tax rate.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure. ("ASU 2023-09") which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. Early adoption is permitted. The amendment is effective prospectively to all annual periods beginning after December 15, 2024. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) which amends Subtopic 350-40 by removing all references to prescriptive and sequential software development stages previously used to determine the timing of software cost capitalization. Instead, the new guidance establishes that an entity should begin capitalizing software costs when both of the following conditions are met: 1) Management has authorized and committed funding for the software project. 2) It is probable that the project will be completed and the software will be used for its intended functional purpose. These changes are intended to align software cost capitalization practices with a more principles-based approach, improving consistency and comparability across entities. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. We are currently assessing the impact of this standard on our consolidated financial statements and related disclosures.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Deferred Policy Acquisition Costs, Net

The following tables present a roll-forward of deferred policy acquisition costs related to long-duration contracts for the six month periods ended September 30, 2025 and 2024:

	Six Months Ended September 30, 2025
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$60,480	$57,986	$3,263	$121,729
Capitalization	5,474	1,747	46	7,267
Amortization expense	(5,552)	(3,893)	(434)	(9,879)
Other, including Experience Adjustment	—	—	—	—
Balance, end of period	$60,402	$55,840	$2,875	$119,117

	Six Months Ended September 30, 2024
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$54,747	$62,426	$4,051	$121,224
Capitalization	7,351	1,774	65	9,190
Amortization expense	(4,366)	(4,281)	(438)	(9,085)
Other, including Experience Adjustment	—	—	—	—
Balance, end of period	$57,732	$59,919	$3,678	$121,329

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Life Insurance Liabilities

The following tables summarize balances and changes in the liability for future policy benefits for life insurance contracts and a reconciliation to policy benefits and losses, claims and loss expense payable.

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$182,658	$205,389
Beginning balance at original discount rate	$185,508	$204,306
Effect of changes in cash flow assumptions	(2,922)	—
Effect of actual variances from expected experience	(1,044)	(715)
Adjusted beginning of year balance	$181,542	$203,591
Issuances	2,410	4,780
Interest accrual	4,403	4,998
Net premium collected	(16,776)	(18,397)
Other	—	—
Ending balance at original discount rate	$171,579	$194,972
Effect of changes in discount rate assumptions (AOCI)	298	(4,091)
Balance, end of period	$171,877	$190,881

Present value of expected future policy benefits

Balance, beginning of year	$482,805	$522,122
Beginning balance at original discount rate	$490,975	$514,113
Effect of changes in cash flow assumptions	(3,887)	—
Effect of actual variances from expected experiences	(731)	(1,393)
Adjusted beginning of year balance	$486,357	$512,720
Issuances	2,410	4,780
Interest accrual	11,797	12,587
Benefit payments	(30,450)	(26,560)
Other	—	—
Ending balance at original discount rate	$470,114	$503,527
Effect of changes in discount rate assumptions (AOCI)	1,269	(10,313)
Balance, end of period	$471,383	$493,214
End of period, LFPB net	299,511	302,332
Payout annuities and market risk benefits	22,818	24,448
Health insurance	10,179	17,238
Life and annuity claims in course of settlement and claims incurred but not yet reported / Reinsurance losses payable	28,229	28,952
Life DPL / Other life and health	8,214	9,553
LFPB flooring effect	—	176
Life Insurance end of period balance	$368,951	$382,699
Moving and Storage balance	404,844	318,669
Property and Casualty Insurance balance	126,507	132,264
Policy benefits and losses, claims and loss expenses balance, end of period	$900,302	$833,632

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands, except for percentages and weighted average information)
Expected gross premiums
Undiscounted balance	$319,669	$350,890
Discounted balance at original discount rate	$247,543	$272,992
Discounted balance at current discount rate	$248,018	$266,964

Expected policy benefits
Undiscounted balance	$675,928	$723,862
Discounted balance at original discount rate	$470,113	$503,526
Discounted balance at current discount rate	$471,382	$493,213

Mortality, lapses and morbidity
Mortality actual experience	7.15%	5.06%
Mortality expected experience	6.67%	5.44%
Lapses actual experience	2.31%	1.90%
Lapses expected experience	3.12%	2.73%

Premiums and interest expense
Gross premiums (1)	$23,444	$25,043
Interest expense (2)	$7,394	$7,589

Expected duration (persistency) of policies in-force (years)	6.7	6.8

Weighted average original interest rate of the liability for future policy benefits	4.91%	4.97%

Weighted average current interest rate of the liability for future policy benefits	4.37%	5.13%

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances and changes in liabilities from investment contracts account balances:

Six Months Ended September 30, 2025
(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,511,422
Deposits received	181,834
Surrenders and withdrawals	(205,014)
Benefit payments	(17,448)
Interest credited	47,809
Other	—
End of period	$2,518,603
Weighted average credited rate	3.80
Cash surrender value	$2,210,645

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with U-Haul Holding Company's overall strategy, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2026, compared with the second quarter and first six months of fiscal 2025, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled "Liquidity and Capital Resources - Summary" and "Use of Cash". We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2026.

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

Results of Operations

U-Haul Holding Company and Consolidated Entities

Quarter Ended September 30, 2025 compared with the Quarter Ended September 30, 2024

Listed below, on a consolidated basis, are revenues for our major product lines for the second quarter of fiscal 2026 and the second quarter of fiscal 2025:

	Quarter ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$1,110,477	$1,087,348
Self-storage revenues	246,299	224,519
Self-moving and self-storage products and service sales	89,829	87,763
Property management fees	9,621	9,586
Life insurance premiums	18,370	20,488
Property and casualty insurance premiums	28,272	25,767
Net investment and interest income	40,022	37,794
Other revenue	177,032	164,843
Consolidated revenue	$1,719,922	$1,658,108

Self-moving equipment rental revenues increased $23.1 million during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025. Revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company operated retail locations, independent dealers, along with the number of box trucks in the rental fleet.

Self-storage revenues increased $21.8 million during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 4.9% improvement in average revenue per occupied foot. During the second quarter of fiscal 2026, we added approximately 1.6 million new net rentable square feet.

Sales of self-moving and self-storage products and services increased $2.1 million during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025. This was due to increased sales of hitches and moving supplies.

Life insurance premiums decreased $2.1 million during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $2.5 million during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul moving and storage transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income increased $2.2 million during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025. Our Property and Casualty subsidiaries' investment and interest income increased primarily from mortgage loans and cash and cash equivalents and changes in the market value of common stock investments.

Other revenue increased $12.2 million during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2026 and the second quarter of fiscal 2025. The insurance companies’ two quarters ended June 30, 2025 and 2024.

	Quarter ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,632,827	$1,573,643
Earnings from operations before equity in earnings of subsidiaries	197,440	280,695
Property and casualty insurance
Revenues	35,891	31,461
Earnings from operations	17,154	13,823
Life insurance
Revenues	54,113	56,157
Earnings from operations	3,028	7,690
Eliminations
Revenues	(2,909)	(3,153)
Earnings from operations before equity in earnings of subsidiaries	(28)	(252)
Consolidated results
Revenues	1,719,922	1,658,108
Earnings from operations	217,594	301,956

Total costs and expenses increased $146.2 million during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025. Operating expenses for Moving and Storage increased $19.4 million. Repair expenses associated with the rental fleet experienced a $10.4 million increase during the quarter while personnel increased $11.7 and liability costs increased by $23.1 million. These increases were offset by a decrease of $16.5 million due to non-recurring costs associated with our transition to a new box supplier in the second quarter of fiscal 2025.

Depreciation expense associated with our rental fleet increased $50.6 million for the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025 due to an increase in the total number of box trucks in the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net losses from the disposal of rental equipment increased $56.1 million as resale values decreased, while the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $6.7 million. Net losses on the disposal or retirement of buildings largely from renovation activity increased $1.5 million. Additional details are available in the following Moving and Storage section.

As a result of the changes in revenues and expenses described above, earnings from operations decreased to $217.6 million for the second quarter of fiscal 2026, compared with $302.0 million for the second quarter of fiscal 2025.

Interest expense for the second quarter of fiscal 2026 was $90.3 million, compared with $71.5 million for the second quarter of fiscal 2025, due to an increase in the amount of debt outstanding and our average cost of debt.

Other interest income at Moving and Storage for the second quarter of fiscal 2026 was $10.0 million, compared with the $16.1 million for the second quarter of fiscal 2025, due to reduced invested cash balances and lower interest yields compared to fiscal 2025.

Income tax expense was $31.4 million for the second quarter of fiscal 2026, compared with $59.4 million for the second quarter of fiscal 2025.

As a result of the above-mentioned items, earnings available to common stockholders were $105.6 million for the second quarter of fiscal 2026, compared with $186.8 million for the second quarter of fiscal 2025.

Moving and Storage

Quarter Ended September 30, 2025 compared with the Quarter Ended September 30, 2024

Listed below are revenues for our major product lines at Moving and Storage for the second quarter of fiscal 2026 and the second quarter of fiscal 2025:

	Quarter ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$1,111,622	$1,088,334
Self-storage revenues	246,299	224,519
Self-moving and self-storage products and service sales	89,829	87,763
Property management fees	9,621	9,586
Net investment and interest income	—	—
Other revenue	175,456	163,441
Moving and Storage revenue	$1,632,827	$1,573,643

Self-moving equipment rental revenues increased $23.3 million during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025. Revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company operated retail locations, independent dealers, along with the number of box trucks in the rental fleet.

Self-storage revenues increased $21.8 million during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 4.9% improvement in average revenue per occupied foot. During the quarter, we added approximately 1.6 million new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Listed below are self-storage data for our owned storage locations:

	Quarter ended September 30,
	2025	2024
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	831	758
Square footage as of September 30	71,167	64,499
Average monthly number of units occupied	630	610
Average monthly occupancy rate based on unit count	76.3%	80.9%
End of September occupancy rate based on unit count	74.4%	80.0%
Average monthly square footage occupied	55,623	53,108

Over the last 12 months we added approximately 6.7 million net rentable square feet of new storage to the system. This was a mix of approximately 2.0 million square feet of existing storage locations we acquired and 4.7 million square feet of new development.

Sales of self-moving and self-storage products and services increased $2.1 million during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025. This was due to increased sales of hitches and moving supplies.

Other revenue increased $12.0 million during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025, caused primarily by increases in our U-Box® program.

Total costs and expenses increased $142.4 million during the second quarter of fiscal 2026, compared with the second quarter of fiscal 2025. Operating expenses increased $19.4 million. Repair expenses associated with the rental fleet experienced a $10.4 million increase during the quarter while personnel increased $11.7 million and liability costs increased by $23.1 million. These increases were offset by a decrease of $16.5 million due to non-recurring costs associated with our transition to a new box supplier in the second quarter of fiscal 2025.

Depreciation expense associated with our rental fleet increased $50.6 million for the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025 due to an increase in the total number of box trucks in the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net losses from the disposal of rental equipment increased $56.1 million as resale values decreased, while the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $6.7 million. Net losses on the disposal or retirement of land and buildings increased $1.5 million.

The components of depreciation, net of (gains) losses on disposals were as follows:

	Quarter ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$226,909	$176,340
Depreciation expense - non rental equipment	23,760	23,750
Depreciation expense - real estate	51,440	44,735
Total depreciation expense	$302,109	$244,825

Net (gains) losses on disposals of rental equipment	38,329	$(17,892)
Net (gains) losses on disposals of non-rental equipment	170	337
Total net (gains) losses on disposals equipment	$38,499	$(17,555)

Depreciation, net of (gains) losses on disposals	$340,608	$227,270

Net (gains) losses on disposals of real estate	$4,531	$2,991

As a result of the changes in revenues and expenses described above, earnings from operations for Moving and Storage, before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $197.4 million for the second quarter of fiscal 2026, compared with $280.7 million for the second quarter of fiscal 2025.

Equity in the earnings of our insurance subsidiaries was $16.0 million for the second quarter of fiscal 2026, compared with $17.0 million for the second quarter of fiscal 2025.

As a result of the changes in revenues and expenses described above, consolidated earnings from operations for Moving and Storage decreased to $213.4 million for the second quarter of fiscal 2026, compared with $297.7 million for the second quarter of fiscal 2025.

Property and Casualty Insurance

Quarter Ended June 30, 2025 compared with the Quarter Ended June 30, 2024

Net premiums were $29.2 million and $26.5 million for the quarters ended June 30, 2025 and 2024, respectively. A significant portion of Repwest’s premiums come from policies sold in conjunction with U-Haul rental transactions. The premium written corresponded with the change in moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $6.7 million and $4.9 million for the quarters ended June 31, 2025 and 2024, respectively. The main driver of the change in net investment and interest income was an increase in the realized gains on common stock and higher income from mortgage loans and cash and cash equivalents.

Operating expenses were $12.9 million and $11.9 million for the quarters ended June 30, 2025 and 2024, respectively. The change was primarily due to an increase in commission expense.

Benefits and losses incurred for the second quarters ended June 30, 2025 were even with the second quarter ended June 30, 2024 of $5.7 million.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $17.2 million and $13.8 million for the quarters ended June 30, 2025 and 2024, respectively.

Life Insurance

Quarter Ended June 30, 2025 compared with the Quarter Ended June 30, 2024

Net premiums were $18.4 million and $20.5 million for the quarters ended June 30, 2025 and 2024, respectively. Medicare Supplement premiums decreased $0.9 million from the policy decrements offset by premium rate increases. Life premiums decreased $1.0 million primarily from the decrease in sales of single premium life and final expense. Both decreases are due to policyholder lapses currently outweighing sales levels. Deferred annuity deposits were $46.2 million or $104.0 million below the second quarter ended June 30, 2024 and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $34.0 million and $34.1 million for the quarters ended June 30, 2025 and 2024, respectively.

Operating expenses were $3.6 million and $5.3 million for the quarters ended June 30, 2025 and 2024, respectively due to the write-off of uncollectible balances..

Benefits and losses incurred were $42.4 million and $38.7 million for the quarters ended June 30, 2025 and 2024, respectively. Interest credited to policyholders increased $6.2 million due to an increase in the interest rate we credit to contract holders. Life benefits decreased $2.1 million due to lower death claims related to COVID-19 and lower sales stemming from premium adjustments that occurred in late 2021. All other benefits decreased $0.4 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset ("SIA") and the value of business acquired ("VOBA") was $5.0 million and $4.4 million for the quarters ended June 30, 2025 and 2024, respectively. The increase in DAC amortization is primarily due to a higher amount of mortgage prepayment penalty gains, for which we offset gains with a corresponding level of amortization.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $2.9 million and $7.6 million for the quarters ended June 30, 2025 and 2024, respectively.

U-Haul Holding Company and Consolidated Entities

Six Months Ended September 30, 2025 compared with the Six Months Ended September 30, 2024

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2026 and the first six months of fiscal 2025:

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$2,168,750	$2,101,680
Self-storage revenues	480,536	440,256
Self-moving and self-storage products and service sales	188,017	184,354
Property management fees	19,203	19,081
Life insurance premiums	37,539	41,228
Property and casualty insurance premiums	50,010	46,996
Net investment and interest income	75,233	74,919
Other revenue	331,104	298,084
Consolidated revenue	$3,350,392	$3,206,598

Self-moving equipment rental revenues increased $67.1 million during the first six months of fiscal 2026, compared with the first six months of fiscal 2025. Revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company operated retail locations, independent dealers, along with the number of box trucks in the rental fleet.

Self-storage revenues increased $40.3 million during the first six months of fiscal 2026, compared with the first six months of fiscal 2025. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 3.1% improvement in average revenue per occupied foot. During the first six months, we added approximately 2.8 million of new net rentable square feet.

Sales of self-moving and self-storage products and services increased $3.7 million for the first six months of fiscal 2026, compared with the first six months of fiscal 2025. This was due to an increase in sales of hitches and moving supplies.

Life insurance premiums decreased $3.7 million during the first six months of fiscal 2026, compared with the first six months of fiscal 2025 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $3.0 million during the first six months of fiscal 2026, compared with the first six months of fiscal 2025.

Net investment and interest income increased $0.3 million during the first six months of fiscal 2026, compared with the first six months of fiscal 2025.

Other revenue increased $33.0 million during the first six months of fiscal 2026, compared with the first six months of fiscal 2025, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2026 and the first six months of fiscal 2025. The insurance companies’ first six months ended June 30, 2025 and 2024.

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$3,186,686	$3,042,804
Earnings from operations before equity in earnings of subsidiaries	440,318	575,753
Property and casualty insurance
Revenues	65,612	59,639
Earnings from operations	29,042	25,306
Life insurance
Revenues	104,207	109,906
Earnings from operations	5,704	7,643
Eliminations
Revenues	(6,113)	(5,751)
Earnings from operations before equity in earnings of subsidiaries	(56)	(504)
Consolidated results
Revenues	3,350,392	3,206,598
Earnings from operations	475,008	608,198

Total costs and expenses increased $277.0 million during the first six months of fiscal 2026, compared with the first six months of fiscal 2025. Operating expenses for Moving and Storage increased $63.8 million. Repair costs associated with the rental fleet experienced a $15.6 million increase during the first six months of fiscal 2026 while personnel increased $31.8 million and liability costs increased by $40.3 million. These increases were offset by a decrease of $16.5 million due to non-recurring costs associated with our transition to a new box supplier in the second quarter of fiscal 2025.

Depreciation expense associated with our rental fleet increased $101.3 million for the first six months of fiscal 2026 compared with the first six months of fiscal 2025 due to an increase in the total number of box trucks in the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net losses from the disposal of rental equipment increased $85.8 million as resale values decreased, while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same period last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $13.8 million. Net gains on the disposal or retirement of land and buildings increased $3.2 million. Additional details are available in the following Moving and Storage section.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $133.2 million to $475.0 million for the first six months of fiscal 2026, as compared with $608.2 million for the first six months of fiscal 2025.

Interest expense for the first six months of fiscal 2026 was $172.6 million, compared with $138.7 million for the first six months of fiscal 2025, due to an increase in our average cost of debt.

Other interest income at Moving and Storage for the first six months of fiscal 2026 was $20.7 million, compared with $34.4 million for the first six months of fiscal 2025, due to reduced invested cash balances and lower interest yields compared to fiscal 2025.

Income tax expense was $74.5 million for the first six months of fiscal 2026, compared with $120.4 million for the first six months of fiscal 2025.

As a result of the above-mentioned items, earnings available to common stockholders were $247.9 million for the first six months of fiscal 2026, compared with $382.2 million for the first six months of fiscal 2025.

Moving and Storage

Six Months Ended September 30, 2025 compared with the Six Months Ended September 30, 2024

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2026 and the first six months of fiscal 2025:

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$2,170,653	$2,103,497
Self-storage revenues	480,536	440,256
Self-moving and self-storage products and service sales	188,017	184,354
Property management fees	19,203	19,081
Net investment and interest income	—	—
Other revenue	328,277	295,616
Moving and Storage revenue	$3,186,686	$3,042,804

Self-moving equipment rental revenues increased $67.2 million during the first six months of fiscal 2026, compared with the first six months of fiscal 2025. Revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company operated retail locations, independent dealers, along with the number of box trucks in the rental fleet.

Self-storage revenues increased $40.3 million during the first six months of fiscal 2026, compared with the first six months of fiscal 2025. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 3.1% improvement in average revenue per occupied foot. During the first six months, we added approximately 2.8 million of new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	831	758
Square footage as of September 30	71,167	64,499
Average monthly number of units occupied	631	602
Average monthly occupancy rate based on unit count	77.2%	80.5%
End of September occupancy rate based on unit count	74.4%	80.0%
Average monthly square footage occupied	55,511	52,412

Over the last twelve months we added approximately 6.7 million net rentable square feet of new storage to the system. This was a mix of approximately 2.0 million square feet of existing storage locations we acquired and 4.7 million square feet of new development.

Sales of self-moving and self-storage products and services increased $3.7 million for the first six months of fiscal 2026, compared with the first six months of fiscal 2025. This was due to an increase in sales of hitches and moving supplies.

Other revenue increased $32.7 million during the first six months of fiscal 2026, compared with the first six months of fiscal 2025, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Total costs and expenses increased $279.3 million during the first six months of fiscal 2026, compared with the six months of fiscal 2025. Operating expenses increased $63.8 million. Repair costs associated with the rental fleet experienced a $15.6 million increase during the first six months of fiscal 2026 while personnel increased $31.8 million and liability costs increased by $40.3 million. These increases were offset by a decrease of $16.5 million due to non-recurring costs associated with our transition to a new box supplier in the second quarter of fiscal 2025.

Depreciation expense associated with our rental fleet increased $101.3 million for the first six months of fiscal 2026 compared with the first six months of fiscal 2025 due to an increase in the total number of box trucks in the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net losses from the disposal of rental equipment increased $85.8 million as resale values decreased, while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same period last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $13.8 million. Net gains on the disposal or retirement of land and buildings increased $3.2 million.

The components of depreciation, net of gains on disposals for the first six months of fiscal 2026 were as follows:

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$435,121	$333,868
Depreciation expense - non rental equipment	47,779	47,711
Depreciation expense - real estate	101,285	87,559
Total depreciation expense	$584,185	$469,138

Net (gains) losses on disposals of rental equipment	60,454	$(25,840)
Net (gains) losses on disposals of non-rental equipment	(22)	517
Total net (gains) losses on disposals equipment	$60,432	$(25,323)

Depreciation, net of (gains) losses on disposals	$644,617	$443,815

Net (gains) losses on disposals of real estate	$2,914	$6,095

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $440.3 million for the first six months of fiscal 2026, compared with $575.8 million for the first six months of fiscal 2025.

Equity in the earnings of our insurance subsidiaries was $27.5 million for the first six months of fiscal 2026, compared with $26.0 million for the first six months of fiscal 2025.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $467.8 million for the first six months of fiscal 2026, compared with $601.8 million for the first six months of fiscal 2025.

Property and Casualty Insurance

Six Months Ended June 30, 2025 compared with the Six Months Ended June 30, 2024

Premiums were $52.5 million and $48.5 million for the six months ended June 30, 2025 and 2024, respectively. A significant portion of Repwest’s premiums relate to policies sold in conjunction with U-Haul rental transactions. The premiums written corresponded with the change in moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $13.1 million and $11.1 million for the six months ended June 30, 2025 and 2024, respectively. The main driver of the change in net investment income was a net increase in the valuation on unaffiliated common stock and higher income from mortgage loans and cash and cash equivalents.

Operating expenses were $25.2 million and $23.5 million for the six months ended June 30, 2025 and 2024, respectively. The change was primarily due to an increase in commissions.

Benefits and losses incurred were $11.2 million and $10.6 million for the six months ended June 30, 2025 and 2024, respectively. Benefits and losses incurred corresponded with the change in moving and storage transactions at U-Haul during the same period.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $29.0 million and $25.3 million for the six months ended June 30, 2025 and 2024, respectively.

Life Insurance

Six Months Ended June 30, 2025 compared with the Six Months Ended June 30, 2024

Premiums were $37.5 million and $41.2 million for the six months ended June 30, 2025 and 2024, respectively. Medicare Supplement premiums decreased $2.0 million due to policy lapses. Life premiums decreased $1.6 million primarily from the decrease in sales of single premium life and final expense. The decrease in final expense sales is the result of premium rate adjustment in late 2021. Deferred annuity deposits were $173.6 million or $38.1 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $63.5 million and $65.9 million for the six months ended June 30, 2025 and 2024, respectively. The change in the provision for expected credit losses resulted in a decrease of $1.4 million to the investment income. Net interest income and realized gain on the invested assets decreased $1.2 million.

Operating expenses were $6.4 million and $15.4 million for the six months ended June 30, 2025 and 2024, respectively. The prior year included a write-down of a receivable with no such adjustment made this year.

Benefits and losses incurred were $82.1 million and $77.8 million for the six months ended June 30, 2025 and 2024, respectively. Interest credited to policyholders increased $7.4 million due to an increase in the interest rates we credited to contract holders. Life benefits decreased $2.6 million due to lower death claims related to COVID-19 and lower sales due to premium adjustments that took place in late 2021. All other benefits increased $0.7 million.

Amortization of DAC, SIA and VOBA were $9.9 million and $9.1 million for the six months ended June 30, 2025 and 2024, respectively. The increase in DAC amortization is primarily due to a higher amount of mortgage prepayment penalty gains, for which we offset gains with a corresponding level of amortization.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $5.5 million and $7.4 million for the six months ended June 30, 2025 and 2024, respectively.

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

As of September 30, 2025, cash and cash equivalents totaled $1,083.3 million, compared with $988.8 million as of March 31, 2025. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of September 30, 2025 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, other investments, fixed maturities, equity securities, and related party assets) and debt obligations of each operating segment were as follows:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$910,969	$127,395	$44,456
Other financial assets	154,980	421,085	2,920,549
Debt obligations (b)	7,732,505	—	—

(a) As of June 30, 2025
(b) Excludes ($37,865) of debt issuance costs

As of September 30, 2025, Moving and Storage had additional cash available under existing credit facilities of $465.0 million. The majority of invested cash in the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $165.7 million in the first six months of fiscal 2026 compared with the first six months of fiscal 2025 due to improved operations, a decrease in income taxes paid, and the timing of credit card receivable settlements.

Net cash used in investing activities decreased $100.5 million in the first six months of fiscal 2026, compared with the first six months of fiscal 2025. Purchases of property, plant and equipment decreased $12.5 million. Fleet related spending increased $169.0 million while investment spending on real estate acquisitions and development decreased $208.2 million. Cash from the sales of property, plant and equipment increased $21.2 million largely due to fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $134.4 million due to an increase in proceeds received for fixed maturity investments. For Moving and Storage investing activities for the first six months of last year included the redemption of $73.0 million of short-term Treasury notes.

Net cash provided by financing activities increased $73.4 million in the first six months of fiscal 2026, as compared with the first six months of fiscal 2025. This was due to a combination of decreased debt repayments of $17.6 million, decreased finance lease repayments of $14.6 million, a decrease in cash from borrowings of $20.9 million and an increase in net annuity withdrawals from Life Insurance of $82.9 million.

Liquidity and Capital Resources and Requirements of our Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2026, the Company will reinvest in its rental equipment fleet approximately $1,295 million, net of equipment sales and excluding any lease buyouts. Through the first six months of fiscal 2026, the Company invested, net of sales, approximately $947.1 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2026 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2026 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. For the first six months of fiscal 2026, the Company invested $526.0 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2026, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties and the availability of labor and materials. We are likely to maintain a high level of real estate capital expenditures in fiscal 2026. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $1,528.4 million and $1,562.2 million for the first six months of fiscal 2026 and 2025, respectively. The components of our net capital expenditures are provided in the following table:

	Six months ended September 30,
	2025	2024
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$1,325,141	$1,156,115
Purchases of real estate, construction and renovations	526,041	734,276
Other capital expenditures	63,320	36,611
Gross capital expenditures	1,914,502	1,927,002
Less: Sales of property, plant and equipment	(386,058)	(364,824)
Net capital expenditures	$1,528,444	$1,562,178

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

Property and Casualty Insurance’s stockholder’s equity was $417.9 million and $392.3 million as of June 30, 2025 and December 31, 2024, respectively. The increase resulted from net earnings of $23.1 million and an increase in other comprehensive income of $2.6 million due to the increase in the market value of its investment portfolio. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net withdrawals as of June 30, 2025 were $40.6 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $259.0 million and $217.6 million as of June 30, 2025 and December 31, 2024, respectively. The increase resulted from net earnings of $4.4 million and an increase in other comprehensive income of $36.9 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of June 30, 2025, Oxford had outstanding deposits of $85.0 million in the FHLB, for which Oxford pays fixed interest rates between 0.55% and 4.52% with maturities between September 29, 2025 and April 2, 2029. As of June 30, 2025, available-for-sale-investments held with the FHLB totaled $207.2 million, of which $181.8 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within liabilities from investment contracts on the consolidated balance sheets.

Cash Flows by Segments

Moving and Storage

Net cash provided from operating activities were $1,084.4 million and $920.9 million for the first six months of fiscal 2026 and 2025, respectively, due to improved operations, a decrease in income taxes paid, and the timing of credit card receivable settlements.

Property and Casualty Insurance

Net cash provided by operating activities were $22.2 million and $18.2 million for the first six months ended June 30, 2025 and 2024, respectively. The increase was driven primarily by timing differences of premium collections.

Property and Casualty Insurance’s cash and cash equivalents amounted to $127.4 million and $96.2 million as of June 30, 2025 and December 31, 2024, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet our future operating cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $43.4 million and $45.2 million for the second quarters ended June 30, 2025 and 2024, respectively. The increase in operating cash flows was primarily due to timing of settlement of receivables for securities. This was offset by the decrease in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of June 30, 2025 and December 31, 2024, cash and cash equivalents amounted to $44.5 million and $20.2 million, respectively. Management believes that the overall sources of liquidity are adequate to meet our future operating cash needs.

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

The Internal Revenue Service ("IRS") completed and finalized their examination for tax years March 2014 through March 2021. As a result, we are owed $129 million which is reflected in prepaid expense, plus interest of $22.4 million, which is reflected in trade receivables and reinsurance recoverables, net. The refund is being processed by the Centralized Case Processing department of the IRS.

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of September 30, 2025, we had available borrowing capacity under existing credit facilities of $465.0 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure.

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

Consolidating Schedules by Segment (Unaudited)

This information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent with its subsidiaries.

Consolidating balance sheets by segment as of September 30, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$910,969	$127,395	$44,456	$—		$1,082,820
Trade receivables and reinsurance recoverables, net	95,119	35,470	45,045	—		175,634
Inventories and parts	176,138	—	—	—		176,138
Prepaid expenses	316,220	—	—	—		316,220
Fixed maturity securities available-for-sale, net, at fair value	—	226,812	2,267,617	—		2,494,429
Equity securities, at fair value	—	38,840	24,132	—		62,972
Investments, other	—	110,256	569,216	—		679,472
Deferred policy acquisition costs, net	—	—	119,117	—		119,117
Other assets	90,294	13,330	35,993	—		139,617
Right of use assets - financing, net	62,636	—	—	—		62,636
Right of use assets - operating, net	41,318	255	239	—		41,812
Related party assets	59,861	9,707	14,539	(37,495)	(c)	46,612

Investment in subsidiaries	676,876	—	—	(676,876)	(b)	—

Property, plant and equipment, at cost:
Land	1,846,211	—	—	—		1,846,211
Buildings and improvements	10,095,592	—	—	—		10,095,592
Furniture and equipment	1,061,416	—	—	—		1,061,416
Rental trailers and other rental equipment	1,132,107	—	—	—		1,132,107
Rental trucks	8,272,598	—	—	—		8,272,598
	22,407,924	—	—	—		22,407,924
Less: Accumulated depreciation	(6,376,984)	—	—	—		(6,376,984)
Total property, plant and equipment, net	16,030,940	—	—	—		16,030,940
Total assets	$18,460,371	$562,065	$3,120,354	$(714,371)		$21,428,419

(a) Balances as of June 30, 2025
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of September 30, 2025 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$849,248	$5,849	$14,643	$—		$869,740
Notes, loans and finance leases payable, net	7,694,640	—	—	—		7,694,640
Operating lease liabilities	42,102	264	247	—		42,613
Policy benefits and losses, claims and loss expenses payable	404,844	126,507	368,951	—		900,302
Liabilities from investment contracts	—	—	2,518,603	—		2,518,603
Other policyholders' funds and liabilities	—	645	5,278	—		5,923
Deferred income	55,847	—	—	—		55,847
Deferred income taxes, net	1,623,725	6,623	(57,484)	—		1,572,864
Related party liabilities	25,614	4,284	11,133	(41,031)	(c)	—
Total liabilities	10,696,020	144,172	2,861,371	(41,031)		13,660,532

Stockholders' equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(193,340)	(7,049)	(131,372)	141,957	(b)	(189,804)
Retained earnings	8,161,910	330,521	361,584	(691,895)	(b)	8,162,120
Cost of common stock in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred stock in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	7,764,351	417,893	258,983	(673,340)		7,767,887
Total liabilities and stockholders' equity	$18,460,371	$562,065	$3,120,354	$(714,371)		$21,428,419

(a) Balances as of June 30, 2025
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

(a) Balances as of December 31, 2024
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating statement of operations by segment for the quarter ended September 30, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$1,111,622	$—	$—	$(1,145)	(c)	$1,110,477
Self-storage revenues	246,299	—	—	—		246,299
Self-moving and self-storage products and service sales	89,829	—	—	—		89,829
Property management fees	9,621	—	—	—		9,621
Life insurance premiums	—	—	18,370	—		18,370
Property and casualty insurance premiums	—	29,208	—	(936)	(c)	28,272
Net investment and interest income	—	6,683	34,007	(668)	(b)	40,022
Other revenue	175,456	—	1,736	(160)	(b)	177,032
Total revenues	1,632,827	35,891	54,113	(2,909)		1,719,922

Costs and expenses:
Operating expenses	895,225	12,924	3,634	(2,241)	(b,c)	909,542
Commission expenses	121,811	—	—	—		121,811
Cost of product sales	67,625	—	—	—		67,625
Benefits and losses	—	5,737	42,441	—		48,178
Amortization of deferred policy acquisition costs	—	—	4,962	—		4,962
Lease expense	5,587	76	48	(640)	(b)	5,071
Depreciation, net of (gains) losses on disposals	340,608	—	—	—		340,608
Net (gains) losses on disposal of real estate	4,531	—	—	—		4,531
Total costs and expenses	1,435,387	18,737	51,085	(2,881)		1,502,328

Earnings from operations before equity in earnings of subsidiaries	197,440	17,154	3,028	(28)		217,594

Equity in earnings of subsidiaries	16,001	—	—	(16,001)	(d)	—

Earnings from operations	213,441	17,154	3,028	(16,029)		217,594
Other components of net periodic benefit costs	(345)	—	—	—		(345)
Other interest income	10,111	—	—	(96)	(b)	10,015
Interest expense	(90,333)	—	(96)	124	(b)	(90,305)
Pretax earnings	132,874	17,154	2,932	(16,001)		136,959
Income tax expense	(27,324)	(3,515)	(570)	—		(31,409)
Net earnings available to common stockholders	$105,550	$13,639	$2,362	$(16,001)		$105,550

(a) Balances for the quarter ended June 30, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by segment for the quarter ended September 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$1,088,334	$—	$—	$(986)	(c)	$1,087,348
Self-storage revenues	224,519	—	—	—		224,519
Self-moving and self-storage products and service sales	87,763	—	—	—		87,763
Property management fees	9,586	—	—	—		9,586
Life insurance premiums	—	—	20,488	—		20,488
Property and casualty insurance premiums	—	26,518	—	$(751)	(c)	25,767
Net investment and interest income	—	4,943	34,102	(1,251)	(b)	37,794
Other revenue	163,441	—	1,567	(165)	(b)	164,843
Total revenues	1,573,643	31,461	56,157	(3,153)		1,658,108

Costs and expenses:
Operating expenses	875,815	11,875	5,278	(1,895)	(b,c)	891,073
Commission expenses	119,008	—	—	—		119,008
Cost of product sales	62,250	—	—	—		62,250
Benefits and losses	—	5,672	38,720	—		44,392
Amortization of deferred policy acquisition costs	—	—	4,439	—		4,439
Lease expense	5,614	91	30	(1,006)	(b)	4,729
Depreciation, net of (gains) losses on disposals	227,270	—	—	—		227,270
Net (gains) losses on disposal of real estate	2,991	—	—	—		2,991
Total costs and expenses	1,292,948	17,638	48,467	(2,901)		1,356,152

Earnings from operations before equity in earnings of subsidiaries	280,695	13,823	7,690	(252)		301,956

Equity in earnings of subsidiaries	17,006	—	—	(17,006)	(d)	—

Earnings from operations	297,701	13,823	7,690	(17,258)		301,956
Other components of net periodic benefit costs	(372)	—	—	—		(372)
Other interest income	16,251	—	—	(120)	(b)	16,131
Interest expense	(71,750)	—	(120)	372	(b)	(71,498)
Pretax earnings	241,830	13,823	7,570	(17,006)		246,217
Income tax expense	(55,032)	(2,844)	(1,543)	—		(59,419)
Net earnings available to common stockholders	$186,798	$10,979	$6,027	$(17,006)		$186,798

(a) Balances for the quarter ended June 30, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by segment for the six months ended September 30, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$2,170,653	$—	$—	$(1,903)	(c)	$2,168,750
Self-storage revenues	480,536	—	—	—		480,536
Self-moving and self-storage products and service sales	188,017	—	—	—		188,017
Property management fees	19,203	—	—	—		19,203
Life insurance premiums	—	—	37,539	—		37,539
Property and casualty insurance premiums	—	52,489	—	(2,479)	(c)	50,010
Net investment and interest income	—	13,123	63,505	(1,395)	(b)	75,233
Other revenue	328,277	—	3,163	(336)	(b)	331,104
Total revenues	3,186,686	65,612	104,207	(6,113)		3,350,392

Costs and expenses:
Operating expenses	1,709,407	25,184	6,419	(4,719)	(b,c)	1,736,291
Commission expenses	238,548	—	—	—		238,548
Cost of product sales	139,830	—	—	—		139,830
Benefits and losses	—	11,236	82,124	—		93,360
Amortization of deferred policy acquisition costs	—	—	9,879	—		9,879
Lease expense	11,052	150	81	(1,338)	(b)	9,945
Depreciation, net of (gains) losses on disposals	644,617	—	—	—		644,617
Net (gains) losses on disposal of real estate	2,914	—	—	—		2,914
Total costs and expenses	2,746,368	36,570	98,503	(6,057)		2,875,384

Earnings from operations before equity in earnings of subsidiaries	440,318	29,042	5,704	(56)		475,008

Equity in earnings of subsidiaries	27,505	—	—	(27,505)	(d)	—

Earnings from operations	467,823	29,042	5,704	(27,561)		475,008
Other components of net periodic benefit costs	(691)	—	—	—		(691)
Other interest income	20,876	—	—	(192)	(b)	20,684
Interest expense	(172,691)	—	(192)	248	(b)	(172,635)
Fees on early extinguishment of debt and costs of defeasance	(26)	—	—	—		(26)
Pretax earnings	315,291	29,042	5,512	(27,505)		322,340
Income tax expense	(67,410)	(5,983)	(1,066)	—		(74,459)
Net earnings available to common stockholders	$247,881	$23,059	$4,446	$(27,505)		$247,881

(a) Balances for the six months ended June 30, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by segment for the six months ended September 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$2,103,497	$—	$—	$(1,817)	(c)	$2,101,680
Self-storage revenues	440,256	—	—	—		440,256
Self-moving and self-storage products and service sales	184,354	—	—	—		184,354
Property management fees	19,081	—	—	—		19,081
Life insurance premiums	—	—	41,228	—		41,228
Property and casualty insurance premiums	—	48,547	—	(1,551)	(c)	46,996
Net investment and interest income	—	11,092	65,933	(2,106)	(b)	74,919
Other revenue	295,616	—	2,745	(277)	(b)	298,084
Total revenues	3,042,804	59,639	109,906	(5,751)		3,206,598

Costs and expenses:
Operating expenses	1,645,611	23,505	15,350	(3,636)	(b,c)	1,680,830
Commission expenses	231,579	—	—	—		231,579
Cost of product sales	128,264	—	—	—		128,264
Benefits and losses	—	10,631	77,767	—		88,398
Amortization of deferred policy acquisition costs	—	—	9,085	—		9,085
Lease expense	11,687	197	61	(1,611)	(b)	10,334
Depreciation, net of (gains) losses on disposals	443,815	—	—	—		443,815
Net (gains) losses on disposal of real estate	6,095	—	—	—		6,095
Total costs and expenses	2,467,051	34,333	102,263	(5,247)		2,598,400

Earnings from operations before equity in earnings of subsidiaries	575,753	25,306	7,643	(504)		608,198

Equity in earnings of subsidiaries	26,024	—	—	(26,024)	(d)	—

Earnings from operations	601,777	25,306	7,643	(26,528)		608,198
Other components of net periodic benefit costs	(744)	—	—	—		(744)
Other interest income	34,606	—	—	(240)	(b)	34,366
Interest expense	(139,220)	—	(240)	744	(b)	(138,716)
Fees on early extinguishment of debt and costs of defeasance	(495)	—	—	—		(495)
Pretax earnings	495,924	25,306	7,403	(26,024)		502,609
Income tax expense	(113,709)	(5,221)	(1,464)	—		(120,394)
Net earnings available to common stockholders	$382,215	$20,085	$5,939	$(26,024)		$382,215

(a) Balances for the six months ended June 30, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by segment for the six months ended September 30, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$247,881	$23,059	$4,446	$(27,505)	$247,881
Earnings from consolidated entities	(27,505)	—	—	27,505	—
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	584,185	—	—	—	584,185
Amortization of premiums and accretion of discounts related to investments, net	—	754	8,428	—	9,182
Amortization of debt issuance costs	3,434	—	—	—	3,434
Interest credited to policyholders	—	—	47,809	—	47,809
Provision for allowance for losses on trade receivables, net	(1,423)	—	—	—	(1,423)
Operating lease right-of-use asset amortization	4,553	—	—	—	4,553
Net (gains) losses on disposals of equipment	60,432	—	—	—	60,432
Net (gains) losses on disposal of real estate	2,914	—	—	—	2,914
Net (gains) losses on sales of fixed maturity securities	—	—	3,029	—	3,029
Net (gains) losses on equity securities and investments other	—	(1,000)	874	—	(126)
Deferred income taxes, net	75,750	1,539	(4,902)	—	72,387
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	64,794	3,601	(11,870)	—	56,525
Inventories and parts	(13,004)	—	—	—	(13,004)
Prepaid expenses	(33,534)	—	—	—	(33,534)
Deferred policy acquisition costs, net	—	—	2,612	—	2,612
Other assets	(12,998)	349	(379)	—	(13,028)
Related party assets	2,440	(5,537)	(46)	—	(3,143)
Accounts payable and accrued expenses and operating lease liabilities	80,730	(934)	619	—	80,415
Policy benefits and losses, claims and loss expenses payable	42,650	(346)	(6,208)	—	36,096
Other policyholders' funds and liabilities	—	199	(1,814)	—	(1,615)
Deferred income	2,873	—	—	—	2,873
Other liabilities	243	469	830	—	1,542
Net cash provided by (used in) operating activities	1,084,415	22,153	43,428	—	1,149,996

Cash flows from investing activities:
Escrow deposits activity	581	—	—	—	581
Purchases of:
Property, plant and equipment	(1,914,502)	—	—	—	(1,914,502)
Fixed maturity securities available-for-sale	—	(12,851)	(146,875)	—	(159,726)
Equity securities	—	(709)	(2,749)	—	(3,458)
Investments, other	—	(11,850)	(72,415)	—	(84,265)
Proceeds from sales of:
Property, plant and equipment	386,058	—	—	—	386,058
Fixed maturity securities available-for-sale	—	11,351	174,691	—	186,042
Equity securities	—	704	6,000	—	6,704
Investments, other	—	22,432	62,808	—	85,240
Net cash (used in) provided by investing activities	(1,527,863)	9,077	21,460	—	(1,497,326)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2025

Consolidating cash flow statements by segment for the six months ended September 30, 2025 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	951,543	—	—	—	951,543
Principal repayments on credit facilities	(425,838)	—	—	—	(425,838)
Payment of debt issuance costs	(5,808)	—	—	—	(5,808)
Finance lease payments	(24,693)	—	—	—	(24,693)
Securitization deposits	224	—	—	—	224
Series N Non-Voting Common Stock dividends paid	(17,647)	—	—	—	(17,647)
Investment contract deposits	—	—	181,834	—	181,834
Investment contract withdrawals	—	—	(222,462)	—	(222,462)
Net cash provided by (used in) financing activities	477,781	—	(40,628)	—	437,153

Effects of exchange rate on cash	4,169	—	—	—	4,169

Increase (decrease) in cash and cash equivalents	38,502	31,230	24,260	—	93,992
Cash and cash equivalents at beginning of period	872,467	96,165	20,196	—	988,828
Cash and cash equivalents at end of period	$910,969	$127,395	$44,456	$—	$1,082,820
	(page 2 of 2)
(a) Balance for the period ended June 30, 2025

Consolidating cash flow statements by segment for the six months ended September 30, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$382,215	$20,085	$5,939	$(26,024)	$382,215
Earnings from consolidated entities	(26,024)	—	—	26,024	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	469,138	—	—	—	469,138
Amortization of premiums and accretion of discounts related to investments, net	—	709	6,364	—	7,073
Amortization of debt issuance costs	2,880	—	—	—	2,880
Interest credited to policyholders	—	—	37,584	—	37,584
Provision for allowance (recoveries) for losses on trade receivables, net	(52)	22	1,841	—	1,811
Operating lease right-of-use asset amortization	5,297	—	—	—	5,297
Net (gains) losses on disposals of equipment	(25,323)	—	—	—	(25,323)
Net (gains) losses on disposal of real estate	6,095	—	—	—	6,095
Net (gains) losses on sales of fixed maturity securities	—	—	84	—	84
Net (gains) losses on equity securities and investments other	—	(791)	(2,278)	—	(3,069)
Deferred income taxes	59,915	851	(677)	—	60,089
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(965)	(188)	(508)	—	(1,661)
Inventories and parts	(6,653)	—	—	—	(6,653)
Prepaid expenses	(33,317)	—	—	—	(33,317)
Deferred policy acquisition costs, net	—	—	(105)	—	(105)
Other assets	(12,614)	(43)	(755)	—	(13,412)
Related party assets	(3,157)	767	(2,443)	—	(4,833)
Accounts payable and accrued expenses	101,367	(4,201)	6,165	—	103,331
Policy benefits and losses, claims and loss expenses payable	(1,196)	(215)	(373)	—	(1,784)
Other policyholders' funds and liabilities	—	(168)	(9,857)	—	(10,025)
Deferred income	2,818	—	—	—	2,818
Other liabilities	447	1,337	4,261	—	6,045
Net cash provided by (used in) operating activities	920,871	18,165	45,242	—	984,278

Cash flows from investing activities:
Escrow deposits activity	(4,808)	—	—	—	(4,808)
Purchases of:
Property, plant and equipment	(1,927,002)	—	—	—	(1,927,002)
Fixed maturity securities available-for-sale	—	—	(227,330)	—	(227,330)
Equity securities	—	(610)	—	—	(610)
Investments, other	—	(10,598)	(52,261)	—	(62,859)
Proceeds from sales of:
Property, plant and equipment	364,824	—	—	—	364,824
Fixed maturity securities available-for-sale	72,986	7,635	120,200	—	200,821
Equity securities	—	10,595	11	—	10,606
Investments, other	—	610	47,881	—	48,491
Net cash (used in) provided by investing activities	(1,494,000)	7,632	(111,499)	—	(1,597,867)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2024

Consolidating cash flow statements by segment for the six months ended September 30, 2024 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	972,428	—	—	—	972,428
Principal repayments on credit facilities	(443,431)	—	—	—	(443,431)
Payment of debt issuance costs	(3,922)	—	—	—	(3,922)
Finance lease payments	(39,259)	—	—	—	(39,259)
Securitization deposits	189	—	—	—	189
Series N Non-Voting Common Stock dividends paid	(17,647)	—	—	—	(17,647)
Investment contract deposits	—	—	226,771	—	226,771
Investment contract withdrawals	—	—	(184,544)	—	(184,544)
Net cash provided by (used in) financing activities	468,358	—	42,227	—	510,585

Effects of exchange rate on cash	4,099	—	—	—	4,099

Increase (decrease) in cash and cash equivalents	(100,672)	25,797	(24,030)	—	(98,905)
Cash and cash equivalents at beginning of period	1,380,165	52,508	101,871	—	1,534,544
Cash and cash equivalents at end of period	$1,279,493	$78,305	$77,841	$—	$1,435,639
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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform their obligations. The following table is a summary of our interest rate swap agreements as of September 30, 2025:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$54,147	$1,633	7/15/2022	7/15/2032	2.86%	1 Month SOFR
65,750	510	8/1/2022	8/1/2026	2.72%	1 Month SOFR
65,250	504	8/1/2022	8/31/2026	2.75%	1 Month SOFR
87,500	(436)	8/1/2024	8/1/2026	4.36%	1 Month SOFR

As of September 30, 2025, we had $820.1 million of variable rate debt obligations, of this amount, $547.5 million is not fixed through interest rate swaps. If Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $5.5 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of September 30, 2025 and March 31, 2025, these derivative hedges had a net market value of $7.7 million and $8.8 million, respectively, with notional amounts of $285.8 million and $326.2 million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.5% and 5.4% of our revenue was generated in Canada during the first six months of fiscal 2026 and 2025, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other information

Item 1. Legal Proceedings

The information regarding our legal proceedings in Note 10, Contingencies, of the Notes to Consolidated Financial Statements is incorporated by reference herein.

SEC regulations require us to disclose certain information about environmental proceedings if a governmental authority is a party to such proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed a stated threshold. Pursuant to the SEC regulations, we will use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required. We believe that this threshold is reasonably designed to result in disclosure of any such proceedings that are material to our business or financial condition

Item 1A. Risk Factors

We are not aware of any material updates to the Risk Factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

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

U-Haul Holding Company

Date: November 5, 2025	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: November 5, 2025	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2025	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)