Form 10-Q
period 2025-12-31
U-Haul Holding Co /NV/
filed 2026-02-04
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

19,607,788 shares of Common Stock, $0.25 par value, were outstanding as of February 4, 2026.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of February 4, 2026.

Part i Financial information

Item 1. Financial Statements

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED balance sheets

	December 31,	March 31,
	2025	2025
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,032,257	$988,828
Trade receivables and reinsurance recoverables, net	172,649	230,716
Inventories and parts	175,023	163,132
Prepaid expenses	353,201	282,406
Fixed maturity securities available-for-sale (net of allowance for credit loss of $3,789 and $3,104, respectively) at fair value and amortized cost ($2,649,214 and $2,708,562, respectively)	2,501,436	2,479,498
Equity securities, at fair value	57,418	65,549
Investments, other	720,713	678,254
Deferred policy acquisition costs, net	116,178	121,729
Other assets	129,516	126,732
Right of use assets - financing, net	30,561	138,698
Right of use assets - operating, net	40,689	46,025
Related party assets	60,630	45,003

Property, plant and equipment, at cost:
Land	1,854,024	1,812,820
Buildings and improvements	10,329,648	9,628,271
Furniture and equipment	1,068,623	1,047,414
Rental trailers and other rental equipment	1,175,723	1,046,135
Rental trucks	8,416,008	7,470,039
	22,844,026	21,004,679
Less: Accumulated depreciation	(6,616,653)	(5,892,079)
Total property, plant and equipment, net	16,227,373	15,112,600
Total assets	$21,617,644	$20,479,170
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$765,426	$820,900
Notes, loans and finance leases payable, net	8,017,296	7,193,857
Operating lease liabilities	41,464	46,973
Policy benefits and losses, claims and loss expenses payable	930,764	857,521
Liabilities from investment contracts	2,453,325	2,511,422
Other policyholders' funds and liabilities	5,786	7,539
Deferred income	54,227	52,895
Deferred income taxes, net	1,605,547	1,489,920
Total liabilities	13,873,835	12,981,027

Commitments and contingencies (notes 5 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized: Series A preferred stock, with no par value, 6,100,000 shares authorized; 6,100,000 shares issued and none outstanding	—	—
Series B preferred stock, with no par value, 100,000 shares authorized; none issued and outstanding	—	—
Serial common stock, with or without par value, 250,000,000 shares authorized: Serial common stock of $0.25 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, with $0.25 par value, 250,000,000 shares authorized: Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700 issued and 19,607,788 outstanding	10,497	10,497
Series N Non-Voting Common Stock with $0.001 par value, 250,000,000 shares authorized Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized; 176,470,092 shares issued and outstanding	176	176
Additional paid-in capital	462,548	462,548
Accumulated other comprehensive loss	(168,090)	(229,314)
Retained earnings	8,116,328	7,931,886
Cost of common stock in treasury, net (22,377,912 shares)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	7,743,809	7,498,143
Total liabilities and stockholders' equity	$21,617,644	$20,479,170

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Quarter ended December 31,
	2025	2024
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$886,170	$878,585
Self-storage revenues	245,060	227,125
Self-moving and self-storage products and service sales	68,929	70,407
Property management fees	8,817	8,869
Life insurance premiums	17,848	22,926
Property and casualty insurance premiums	30,355	28,364
Net investment and interest income	47,259	40,536
Other revenue	111,170	111,746
Total revenues	1,415,608	1,388,558

Costs and expenses:
Operating expenses	848,614	782,351
Commission expenses	96,101	95,031
Cost of product sales	50,871	52,767
Benefits and losses	49,232	48,683
Amortization of deferred policy acquisition costs	4,922	4,493
Lease expense	4,281	5,052
Depreciation, net of (gains) losses on disposals of ($26,300 and ($3,526) respectively)	325,219	246,091
Net (gains) losses on disposal of real estate	2,696	3,358
Total costs and expenses	1,381,936	1,237,826

Earnings from operations	33,672	150,732
Other components of net periodic benefit costs	(346)	(372)
Other interest income	10,784	15,638
Interest expense	(95,527)	(76,581)
Fees on early extinguishment of debt and costs of defeasance	(163)	—
Pretax earnings (losses)	(51,580)	89,417
Income tax (expense) benefit	14,612	(22,251)
Net earnings (losses) available to common stockholders	$(36,968)	$67,166
Basic and diluted earnings (losses) per share of Common Stock	$(0.23)	$0.30
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings (losses) per share of Series N Non-Voting Common Stock	$(0.18)	$0.35
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the third quarters ended December 31, 2025 and 2024, net of eliminations, were $8.8 million and $8.9 million, respectively.

Related party costs and expenses for the third quarters ended December 31, 2025 and 2024, net of eliminations, were $26.2 million and $26.5 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$3,054,920	$2,980,265
Self-storage revenues	725,596	667,381
Self-moving and self-storage products and service sales	256,946	254,761
Property management fees	28,020	27,950
Life insurance premiums	55,387	64,154
Property and casualty insurance premiums	80,365	75,360
Net investment and interest income	122,492	115,455
Other revenue	442,274	409,830
Total revenues	4,766,000	4,595,156

Costs and expenses:
Operating expenses	2,584,905	2,463,181
Commission expenses	334,649	326,610
Cost of product sales	190,701	181,031
Benefits and losses	142,592	137,081
Amortization of deferred policy acquisition costs	14,801	13,578
Lease expense	14,226	15,386
Depreciation, net of (gains) losses on disposal ($86,732 and ($28,849) respectively)	969,836	689,906
Net (gains) losses on disposal of real estate	5,610	9,453
Total costs and expenses	4,257,320	3,836,226

Earnings from operations	508,680	758,930
Other components of net periodic benefit costs	(1,037)	(1,116)
Other interest income	31,468	50,004
Interest expense	(268,162)	(215,297)
Fees on early extinguishment of debt and costs of defeasance	(189)	(495)
Pretax earnings	270,760	592,026
Income tax expense	(59,847)	(142,645)
Net earnings available to common stockholders	$210,913	$449,381
Basic and diluted earnings per common share	$0.94	$2.16
Weighted average common shares outstanding: Basic and diluted	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$1.09	$2.31
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092

Related party revenues for the first nine months ended December 31, 2025 and 2024, net of eliminations, were $28.0 million and $28.0 million, respectively.

Related party costs and expenses for the first nine months ended December 31, 2025 and 2024, net of eliminations, were $91.0 million and $90.0 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter ended December 31, 2025	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings (losses)	$(51,580)	$14,612	$(36,968)
Other comprehensive income (loss):
Foreign currency translation	1,841	—	1,841
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	25,393	(5,367)	20,026
Change in fair value of cash flow hedges	610	(153)	457
Amounts reclassified into earnings on hedging activities	(813)	203	(610)
Total other comprehensive income (loss)	27,031	(5,317)	21,714

Total comprehensive income (loss)	$(24,549)	$9,295	$(15,254)

Quarter ended December 31, 2024	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$89,417	$(22,251)	$67,166
Other comprehensive income (loss):
Foreign currency translation	(3,929)	—	(3,929)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	68,650	(14,542)	54,108
Change in fair value of cash flow hedges	6,121	(1,510)	4,611
Amounts reclassified into earnings on hedging activities	(1,596)	399	(1,197)
Total other comprehensive income (loss)	69,246	(15,653)	53,593

Total comprehensive income (loss)	$158,663	$(37,904)	$120,759

Nine months ended December 31, 2025	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$270,760	$(59,847)	$210,913
Other comprehensive income (loss):
Foreign currency translation	2,802	—	2,802
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	75,331	(15,871)	59,460
Change in fair value of cash flow hedges	(5,299)	1,319	(3,980)
Amounts reclassified into earnings on hedging activities	3,923	(981)	2,942
Total other comprehensive income (loss)	76,757	(15,533)	61,224

Total comprehensive income (loss)	$347,517	$(75,380)	$272,137

Nine months ended December 31, 2024	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income:
Net earnings	$592,026	$(142,645)	$449,381
Other comprehensive income (loss):
Foreign currency translation	(3,712)	—	(3,712)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	57,171	(12,508)	44,663
Change in fair value of cash flow hedges	5,907	(1,505)	4,402
Amounts reclassified into earnings on hedging activities	(12,500)	3,125	(9,375)
Total other comprehensive income (loss)	46,866	(10,888)	35,978

Total comprehensive income (loss)	$638,892	$(153,533)	$485,359

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of September 30, 2025	$10,497	$176		$462,548	$(189,804)	$8,162,120	$(525,653)	$(151,997)	$7,767,887
Foreign currency translation	—	—		—	1,841	—	—	—	1,841
Unrealized net gain (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—		—	20,026	—	—	—	20,026
Change in fair value of cash flow hedges, net of tax	—	—		—	457	—	—	—	457
Amounts reclassified into earnings on hedging activities	—	—		—	(610)	—	—	—	(610)
Net earnings (losses)	—	—		—	—	(36,968)	—	—	(36,968)
Series N Non-Voting Common Stock dividends: ($0.05 per share)	—	—		—	—	(8,824)	—	—	(8,824)
Net activity	—	—		—	21,714	(45,792)	—	—	(24,078)
Balance as of December 31, 2025	$10,497	$176		$462,548	$(168,090)	$8,116,328	$(525,653)	(151,997)	$7,743,809

Balance as of September 30, 2024	$10,497	$176		$462,548	$(240,831)	$7,964,658	$(525,653)	$(151,997)	$7,519,398
Foreign currency translation	—	—		—	(3,929)	—	—	—	(3,929)
Unrealized net gain (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—		—	54,108	—	—	—	54,108
Change in fair value of cash flow hedges, net of tax	—	—		—	4,611	—	—	—	4,611
Amounts reclassified into earnings on hedging activities	—	—		—	(1,197)	—	—	—	(1,197)
Net earnings	—	—		—	—	67,166	—	—	67,166
Series N Non-Voting Common stock dividends: ($0.05 per share)	—	—		—	—	(8,824)	—	—	(8,824)
Net activity	—	—		—	53,593	58,342	—	—	111,935
Balance as of December 31, 2024	$10,497	$176	$	$462,548	$(187,238)	$8,023,000	$(525,653)	$(151,997)	$7,631,333

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2025	$10,497	$176	$462,548	$(229,314)	$7,931,886	$(525,653)	$(151,997)	$7,498,143
Foreign currency translation	—	—	—	2,802	—	—	—	2,802
Unrealized net gain (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	59,460	—	—	—	59,460
Change in fair value of cash flow hedges, net of tax	—	—	—	(3,980)	—	—	—	(3,980)
Amounts reclassified into earnings on hedging activities	—	—	—	2,942	—	—	—	2,942
Net earnings	—	—	—	—	210,913	—	—	210,913
Series N Non-Voting Common Stock dividends: ($0.15 per share)	—	—	—	—	(26,471)	—	—	(26,471)
Net activity	—	—	—	61,224	184,442	—	—	245,666
Balance as of December 31, 2025	$10,497	$176	462,548	$(168,090)	$8,116,328	$(525,653)	(151,997)	$7,743,809

Balance as of March 31, 2024	$10,497	$176	$462,548	$(223,216)	$7,600,090	$(525,653)	$(151,997)	$7,172,445
Foreign currency translation	—	—	—	(3,712)	—	—	—	(3,712)
Unrealized net gain (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	44,663	—	—	—	44,663
Change in fair value of cash flow hedges, net of tax	—	—	—	4,402	—	—	—	4,402
Amounts reclassified into earnings on hedging activities	—	—	—	(9,375)	—	—	—	(9,375)
Net earnings	—	—	—	—	449,381	—	—	449,381
Series N Non-Voting Common stock dividends: ($0.15 per share)	—	—	—	—	(26,471)	—	—	(26,471)
Net activity	—	—	—	35,978	422,910	—	—	458,888
Balance as of December 31, 2024	$10,497	$176	$462,548	$(187,238)	$8,023,000	$(525,653)	$(151,997)	$7,631,333

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul holding company AND CONSOLIDATED subsidiaries

consolidatED statements of cash flows

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$210,913	$449,381
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	883,104	718,755
Amortization of premiums and accretion of discounts related to investments, net	13,527	10,431
Amortization of debt issuance costs	5,213	4,275
Interest credited to policyholders	72,952	58,290
Provision for allowance for losses on trade receivables, net	(1,369)	1,463
Operating lease right-of-use asset amortization	6,813	8,015
Net (gains) losses on disposals of equipment	86,732	(28,849)
Net (gains) losses on disposal of real estate	5,610	9,453
Net (gains) losses on sales of fixed maturity securities	2,356	19
Net (gains) losses on equity securities and investments, other	(5,175)	(7,299)
Deferred income taxes, net	99,677	48,769
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	59,566	34,720
Inventories and parts	(11,888)	(4,209)
Prepaid expenses	(70,301)	(20,559)
Deferred policy acquisition costs, net	5,551	(1,791)
Other assets	(2,704)	(19,270)
Related party assets	(12,987)	(2,404)
Accounts payable and accrued expenses and operating lease liabilities	(16,859)	20,461
Policy benefits and losses, claims and loss expenses payable	63,053	(22,069)
Other policyholders' funds and liabilities	(1,754)	2,825
Deferred income	1,195	(3,602)
Other liabilities	(2,630)	(909)
Net cash provided by (used in) operating activities	1,390,595	1,255,896

Cash flows from investing activities:
Escrow deposits activity	729	3,445
Purchases of:
Property, plant and equipment	(2,602,669)	(2,863,496)
Fixed maturity securities available-for-sale	(266,213)	(441,974)
Equity securities	(3,531)	(852)
Investments, other	(144,986)	(92,774)
Proceeds from sales of:
Property, plant and equipment	571,544	530,135
Fixed maturity securities available-for-sale	310,459	318,634
Equity securities	14,745	10,842
Investments, other	107,318	97,594
Net cash provided by (used in) provided by investing activities	(2,012,604)	(2,438,446)

Cash flows from financing activities:
Borrowings from credit facilities	1,760,351	1,404,974
Principal repayments on credit facilities	(902,232)	(713,949)
Payment of debt issuance costs	(10,602)	(4,224)
Finance lease payments	(32,901)	(60,661)
Securitization deposits	345	331
Series N Non-Voting Common Stock dividends paid	(26,471)	(26,471)
Investment contract deposits	247,328	389,848
Investment contract withdrawals	(378,377)	(318,005)
Net cash provided by (used in) by financing activities	657,441	671,843

Effects of exchange rate on cash	7,997	(6,439)

Increase (decrease) in cash and cash equivalents	43,429	(517,146)
Cash and cash equivalents at the beginning of period	988,828	1,534,544
Cash and cash equivalents at the end of period	$1,032,257	$1,017,398

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$251,099	$207,241
Interest on derivatives	(1,935)	(4,163)
Income taxes, net	507	70,812
Non-cash activities:
Right-of-use assets in exchange for lease liabilities	1,471	3,067
Purchase of property, plant and equipment included in accounts payable	66,124	62,709

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the quarters ended December 31, 2025 and 2024 for the Voting Common Stock and the Non-Voting Common Stock were as follows:

	Quarter Ended
	December 31,
	2025	2024
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings (losses) available to common stockholders	$(36,968)	$67,166
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,824)	(8,824)
Undistributed earnings (losses) available to common stockholders	$(45,792)	$58,342
Undistributed earnings (losses) available to common stockholders allocated to Voting Common Stock	$(4,579)	$5,834

Undistributed earnings (losses) per share of Voting Common Stock	$(0.23)	$0.30
Dividends declared per share of Voting Common Stock	—	—
Basic and diluted earnings (losses) per share of Voting Common Stock	$(0.23)	$0.30

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings (losses) available to common stockholders	$(36,968)	$67,166
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,824)	(8,824)
Undistributed earnings (losses) available to common stockholders	$(45,792)	$58,342
Undistributed earnings (losses) available to common stockholders allocated to Non-Voting Common Stock	$(41,213)	$52,508

Undistributed earnings (losses) per share of Non-Voting Common Stock	$(0.23)	$0.30
Dividends declared per share of Non-Voting Common Stock	0.05	0.05
Basic and diluted earnings (losses) per share of Non-Voting Common Stock	$(0.18)	$0.35

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the nine months ended December 31, 2025 and 2024 for the voting Common Stock and the Non-Voting Common Stock were as follows:

	Nine months ended
	December 31,
	2025	2024
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$210,913	$449,381
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(26,471)	(26,471)
Undistributed earnings available to common stockholders	$184,442	$422,910
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$18,444	$42,291

Undistributed earnings per share of Voting Common Stock	$0.94	$2.16
Dividends declared per share of Voting Common Stock	—	—
Basic and diluted earnings per share of Voting Common Stock	$0.94	$2.16

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$210,913	$449,381
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(26,471)	(26,471)
Undistributed earnings available to common stockholders	$184,442	$422,910
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$165,998	$380,619

Undistributed earnings per share of Non-Voting Common Stock	$0.94	$2.16
Dividends declared per share of Non-Voting Common Stock	0.15	0.15
Basic and diluted earnings per share of Non-Voting Common Stock	$1.09	$2.31

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investments

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The adjusted cost of bonds on deposit with insurance regulatory authorities was $21.4 million and $21.5 million as of December 31, 2025 and March 31, 2025, respectively.

Available-for-Sale Investments

Available-for-sale investments as of December 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$104,262	$265	$(5,320)	$—	$99,207
U.S. government agency mortgage-backed securities	156,754	1,024	(7,672)	—	150,106
Obligations of states and political subdivisions	133,861	520	(5,904)	—	128,477
Corporate securities	1,660,382	5,420	(102,335)	(3,789)	1,559,678
Mortgage-backed securities	593,955	3,847	(33,834)	—	563,968
	$2,649,214	$11,076	$(155,065)	$(3,789)	$2,501,436

Available-for-sale investments as of March 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$119,289	$206	$(8,353)	$—	$111,142
U.S. government agency mortgage-backed securities	81,909	232	(8,712)	—	73,429
Obligations of states and political subdivisions	137,280	272	(8,808)	—	128,744
Corporate securities	1,807,605	1,623	(155,749)	(3,104)	1,650,375
Mortgage-backed securities	562,479	582	(47,253)	—	515,808
	$2,708,562	$2,915	$(228,875)	$(3,104)	$2,479,498

A summary of available-for-sale investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2025 and March 31, 2025 were as follows:

	December 31, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$—	$—	$92,760	$(5,320)	$92,760	$(5,320)
U.S. government agency mortgage-backed securities	37,360	(190)	19,478	(7,482)	56,838	(7,672)
Obligations of states and political subdivisions	18,120	(434)	62,533	(5,470)	80,653	(5,904)
Corporate securities	72,656	(370)	1,113,633	(101,965)	1,186,289	(102,335)
Mortgage-backed securities	35,644	(2,192)	194,896	(31,642)	230,540	(33,834)
	$163,780	$(3,186)	$1,483,300	$(151,879)	$1,647,080	$(155,065)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$1,760	$(24)	$95,058	$(8,329)	$96,818	$(8,353)
U.S. government agency mortgage-backed securities	36,871	(197)	20,928	(8,515)	57,799	(8,712)
Obligations of states and political subdivisions	46,036	(1,628)	52,903	(7,179)	98,939	(8,807)
Corporate securities	294,133	(5,822)	1,239,884	(149,927)	1,534,017	(155,749)
Mortgage-backed securities	188,328	(3,911)	217,020	(43,343)	405,348	(47,254)
	$567,128	$(11,582)	$1,625,793	$(217,293)	$2,192,921	$(228,875)

Gross proceeds from sales of securities were $7.4 million and $10.8 million for the first nine months ended December 31, 2025 and December 31, 2024, respectively. No material gross realized gains or losses were recognized.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $0.7 million and $2.0 million net impairment charge recorded in the first nine months ended December 31, 2025 and 2024, respectively.

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of available-for-sale investments by contractual maturity were as follows:

	December 31, 2025		March 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Due in one year or less	$176,399	$175,753	$196,238	$194,896
Due after one year through five years	577,465	568,566	591,589	576,204
Due after five years through ten years	547,894	518,739	611,788	558,430
Due after ten years	753,501	674,410	746,468	634,160
	2,055,259	1,937,468	2,146,083	1,963,690

Mortgage-backed securities	593,955	563,968	562,479	515,808
	$2,649,214	$2,501,436	$2,708,562	$2,479,498

Equity investments of common stock and non-redeemable preferred stock were as follows:

	December 31, 2025		March 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Common stocks	$32,990	$49,343	$30,108	$43,413
Non-redeemable preferred stocks	11,045	8,075	25,144	22,136
	$44,035	$57,418	$55,252	$65,549

Changes in the market value of common stock and non-redeemable preferred stock are recognized in earnings.

Investments, other

The carrying value of the other investments was as follows:

	December 31,	March 31,
	2025	2025
	(Unaudited)
	(In thousands)
Mortgage loans, net	$699,878	$657,567
Policy loans	12,521	11,868
Other investments	8,314	8,819
	$720,713	$678,254

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Accounts Payable and Accrued Expenses and Other Reserves

Accounts payable and accrued expenses were as follows:

	December 31,	March 31,
	2025	2025
	(Unaudited)
	(In thousands)
Accounts payable	$181,825	$263,280
Accrued expenses	583,601	557,620
	$765,426	$820,900

Other Reserves

Self-Insurance Liabilities

U-Haul retains the risk for certain public liability and third-party property damage claims related to our rental equipment. The consolidated balance sheets include $439.8 million and $360.8 million of liabilities related to these programs as of December 31, 2025 and March 31, 2025, respectively. These liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis in policy benefits and losses, claims and loss expenses payable. Requirements are based on actuarial evaluations of historical accident claims expense and trends, as well as future projection of ultimate losses, expenses and administrative costs. The adequacy of the liability is monitored based on evolving claim history. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents and severity of incidents.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes, Loans and Finance Leases Payable, net

Long Term Debt

Long term debt was as follows:

	Fiscal Year 2026 Interest Rates			Maturities			Weighted Avg Interest Rates (c)	December 31, 2025	March 31, 2025
								(Unaudited)
								(In thousands)
Real estate loans (amortizing term) (a)	4.30%	-	5.35%	2027	-	2037	4.88%	$256,977	$265,887
Senior mortgages	2.70%	-	6.05%	2026	-	2042	4.69%	2,839,587	2,437,769
Real estate loans (revolving credit)	—%	-	—%	—	-	2027	-%	—	—
Fleet loans (amortizing term)	1.61%	-	6.02%	2026	-	2033	5.37%	154,964	125,839
Fleet loans (revolving credit) (b)	4.77%	-	5.27%	2028	-	2030	5.14%	635,000	625,000
Finance leases (rental equipment)	2.89%	-	4.66%	2026	-	2026	4.25%	11,437	44,338
Finance liability (rental equipment)	1.60%	-	6.80%	2025	-	2033	5.19%	2,395,416	1,963,644
Private placements	2.43%	-	6.00%	2029	-	2035	3.62%	1,700,000	1,700,000
Other obligations	1.50%	-	8.00%	2026	-	2049	6.41%	64,798	66,864
Notes, loans and finance leases payable								8,058,179	7,229,341
Less: Debt issuance costs								(40,883)	(35,484)
Total notes, loans and finance leases payable, net								$8,017,296	$7,193,857

(a) Certain loans have interest rate swaps fixing the rate for the relevant loans between 2.72% and 2.86% based on current margin. The weighted average interest rate calculation for these loans was 4.10% using the swap adjusted interest rate.

(b) A certain loan has an interest rate swap fixing a portion of the rate for the relevant loan at 4.36% based on current margin. The weighted average interest rate calculation for all loans was 5.19% using the swap adjusted interest rate.

(c) Weighted average rates as of December 31, 2025.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities and regular amortization of our notes, loans and finance leases payable, before debt issuance costs, as of December 31, 2025 for the next five years and thereafter are as follows:

	Years Ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
	(Unaudited)
	(In thousands)
Notes, loans and finance leases payable	$863,796	$1,089,226	$864,684	$956,517	$925,310	$3,358,646	$8,058,179

Interest on Borrowings

Interest Expense

Components of interest expense included the following:

	Quarter ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
Interest expense	$96,337	$80,760
Capitalized interest	(2,161)	(4,608)
Amortization of transaction costs	1,779	1,390
Interest expense resulting from cash flow hedges	(428)	(961)
Total interest expense	$95,527	$76,581

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
Interest expense	$272,810	$226,148
Capitalized interest	(8,013)	(11,188)
Amortization of transaction costs	4,882	4,229
Interest expense resulting from cash flow hedges	(1,517)	(3,892)
Total interest expense	$268,162	$215,297

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter ended December 31,
	2025	2024
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	5.35%	6.05%
Interest rate at the end of the quarter	5.22%	5.88%
Maximum amount outstanding during the quarter	$785,000	$765,000
Average amount outstanding during the quarter	$732,826	$745,272
Facility fees	$234	$214

	Revolving Credit Activity
	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	5.53%	6.43%
Interest rate at the end of the period	5.22%	5.88%
Maximum amount outstanding during the period	$785,000	$765,000
Average amount outstanding during the period	$699,364	$665,376
Facility fees	$764	$793

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	December 31, 2025	March 31, 2025
	(Unaudited)
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Assets	$2,310	$4,381
Liabilities	$411	$777
Notional amount	$270,527	$376,887

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During the first nine months of fiscal 2026 and 2025, we recognized a (decrease)/increase in the fair value of our cash flow hedges of ($4.0) million and $4.4 million, respectively, net of taxes. During the first nine months of fiscal 2026 and 2025, we reclassified $2.9 million and ($9.4) million, respectively, from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of December 31, 2025, we expect to reclassify $1.2 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next 12 months.

Economic Hedges

We use derivatives to economically hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. These derivative instruments are included in Investments, other on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy. Net (gains) losses recognized in net investment and interest income for the first nine months of December 31, 2025 and 2024 were $7.5 million and $5.0 million, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Derivatives Fair Values as of
	December 31, 2025	March 31, 2025
	(Unaudited)
	(In thousands)
Equity market contracts as economic hedging instruments:
Assets	$8,314	$8,819
Notional amount	$296,776	$326,218

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

7. Accumulated Other Comprehensive Loss

The following tables provide the details and changes in AOCI:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of September 30, 2025	$(56,579)	$(134,886)	$(941)	$2,602	$(189,804)
Foreign currency translation	1,841	—	—	—	1,841
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	20,026	—	—	20,026
Change in fair value of cash flow hedges	—	—	457	—	457
Amounts reclassified into earnings on hedging activities	—	—	(610)	—	(610)
Other comprehensive income (loss)	1,841	20,026	(153)	—	21,714
Balance as of December 31, 2025	$(54,738)	$(114,860)	$(1,094)	$2,602	$(168,090)

(a) Liability for future policy benefits

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of September 30, 2024	$(53,490)	$(186,328)	$(2,057)	$1,044	$(240,831)
Foreign currency translation	(3,929)	—	—	—	(3,929)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	54,108	—	—	54,108
Change in fair value of cash flow hedges	—	—	4,611	—	4,611
Amounts reclassified into earnings on hedging activities	—	—	(1,197)	—	(1,197)
Other comprehensive income (loss)	(3,929)	54,108	3,414	—	53,593
Balance as of December 31, 2024	$(57,419)	$(132,220)	$1,357	$1,044	$(187,238)

(a) Liability for future policy benefits

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2025	$(57,540)	$(174,320)	$(56)	$2,602	$(229,314)
Foreign currency translation	2,802	—	—	—	2,802
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	59,460	—	—	59,460
Change in fair value of cash flow hedges	—	—	(3,980)	—	(3,980)
Amounts reclassified into earnings on hedging activities	—	—	2,942	—	2,942
Other comprehensive income (loss)	2,802	59,460	(1,038)	—	61,224
Balance as of December 31, 2025	$(54,738)	$(114,860)	$(1,094)	$2,602	$(168,090)

(a) Liability for future policy benefits

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2024	$(53,707)	$(176,883)	$6,330	$1,044	$(223,216)
Foreign currency translation	(3,712)	—	—	—	(3,712)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	44,663	—	—	44,663
Change in fair value of cash flow hedges	—	—	4,402	—	4,402
Amounts reclassified into earnings on hedging activities	—	—	(9,375)	—	(9,375)
Other comprehensive income (loss)	(3,712)	44,663	(4,973)	—	35,978
Balance as of December 31, 2024	$(57,419)	$(132,220)	$1,357	$1,044	$(187,238)

(a) Liability for future policy benefits

8. Dividends

The following table lists the dividends that have been declared and issued for the first nine months of fiscal years 2026 and 2025:

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

December 3, 2025	$0.05	December 15, 2025	December 30, 2025
August 21, 2025	0.05	September 15, 2025	September 26, 2025
June 4, 2025	0.05	June 16, 2025	June 27, 2025
December 4, 2024	0.05	December 16, 2024	December 27, 2024
August 15, 2024	0.05	September 16, 2024	September 27, 2024
June 5, 2024	0.05	June 17, 2024	June 28, 2024

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, no awards had been issued under the 2025 U-Haul Holding Company Stock Option Plan.

9. Leases

The following tables show the components of our right-of-use (“ROU") assets, net:

	As of December 31, 2025
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$—	$72,557	$72,557
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	9,192	—	9,192
Rental trucks	80,722	—	80,722
Right-of-use assets, gross	89,975	72,557	162,532
Less: Accumulated depreciation	(59,414)	(31,868)	(91,282)
Right-of-use assets, net	$30,561	$40,689	$71,250

	As of March 31, 2025
	Finance	Operating	Total
	(Unaudited)
	(In thousands)
Buildings and improvements	$—	$71,330	$71,330
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	58,071	—	58,071
Rental trucks	309,475	—	309,475
Right-of-use assets, gross	367,607	71,330	438,937
Less: Accumulated depreciation	(228,909)	(25,305)	(254,214)
Right-of-use assets, net	$138,698	$46,025	$184,723

As of December 31, 2025 and March 31, 2025, we had finance lease liabilities for the ROU assets, net of $11.4 million and $44.3 million, respectively, included in Notes, loans and finance leases payable, net in the consolidated balance sheets. Non-cash acquisitions of property, plant and equipment from ROU assets - financing, net were $108.1 million and $120.5 million as of December 31, 2025 and December 31, 2024, respectively.

	Finance leases
	December 31,	March 31,
	2025	2025
	(Unaudited)
Weighted average remaining lease term (years)	0.2	0.6
Weighted average discount rate	4.3%	4.4%

	Operating leases
	December 31,	March 31,
	2025	2025
	(Unaudited)
Weighted average remaining lease term (years)	26.0	24.1
Weighted average discount rate	4.7%	4.6%

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2025 and 2024, cash paid for leases included in our operating cash flow activities were $25.4 million and $15.7 million, respectively, and our financing cash flow activities were $32.9 million and $60.7 million, respectively.

The components of lease costs, including leases of less than 12 months, were as follows:

	Nine months ended
	December 31, 2025	December 31, 2024
	(Unaudited)
	(In thousands)

Operating lease costs	$14,226	$15,386

Finance lease cost:
Amortization of right-of-use assets	$7,631	$23,903
Interest on lease liabilities	1,062	3,048
Total finance lease cost	$8,693	$26,951

The short-term lease costs for the first nine months of fiscal 2026 and 2025 were not material.

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
	(Unaudited)
Year ending March 31,	(In thousands)

2026 (3 months)	$11,558	$2,439
2027	—	8,696
2028	—	7,265
2029	—	5,309
2030	—	4,018
Thereafter	—	57,278
Total lease payments	11,558	85,005
Less: imputed interest	(121)	(43,541)
Present value of lease liabilities	$11,437	$41,464

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Related Party Transactions

U-Haul Holding Company has engaged in related party transactions and has continuing related party interests with certain major stockholders, directors and officers of the consolidated group, as disclosed below.

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

Related Party Revenue

	Quarter ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,167	$7,193
U-Haul management fee revenue from Mercury	1,650	1,676
	$8,817	$8,869

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$22,776	$22,713
U-Haul management fee revenue from Mercury	5,244	5,237
	$28,020	$27,950

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $28.2 million and $28.5 million from the above-mentioned entities during the first nine months of fiscal 2026 and 2025, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefiting Edward J. Shoen and James P. Shoen or their descendants.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Costs and Expenses

	Quarter ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$600	$604
U-Haul printing expenses to Blackwater	1,756	1,176
U-Haul commission expenses to Blackwater	18,611	19,409
U-Haul lease expenses to Mercury	38	38
U-Haul commission expenses to Mercury	5,148	5,304
	$26,153	$26,531

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,802	$1,812
U-Haul printing expenses to Blackwater	4,636	3,734
U-Haul commission expenses to Blackwater	66,376	66,538
U-Haul lease expenses to Mercury	114	114
U-Haul commission expenses to Mercury	18,080	17,755
	$91,008	$89,953

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

As of December 31, 2025, subsidiaries of Blackwater and Mercury acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater and Mercury, excluding Dealer Agreements, provided revenues of $28.0 million and $28.0 million, expenses of $6.6 million and $5.7 million and we received cash flows of $26.3 million and $26.5 million, during the first nine months of fiscal 2026 and 2025, respectively. Revenues were $404.6 million and $408.6 million and commission expenses were $84.5 million and $84.3 million, related to the Dealer Agreements, during the first nine months of fiscal 2026 and 2025, respectively.

We determined that we do not have a variable interest pursuant to the variable interest entity model under ASC 810, Consolidation in the holding entities of Blackwater and Mercury.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Assets

	December 31,	March 31,
	2025	2025
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$41,445	$28,442
U-Haul receivable from Mercury	16,528	12,517
Other (a)	2,657	4,044
	$60,630	$45,003

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

Revenues and net earnings available to common stockholders by reportable segment for the third quarter ended December 31, 2025 were as follows:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues	$1,319,890	$42,516	$56,207	$(3,005)	(b,c)	$1,415,608

Costs and expenses:
Personnel expenses	308,494	—	—	—		308,494
Equipment maintenance and repair expenses	204,299	—	—	—		204,299
Other operating expenses	101,016	—	—	—		101,016
Other segment items	219,237	13,763	4,091	(2,286)	(b,c)	234,805
Operating expenses	833,046	13,763	4,091	(2,286)		848,614

Commission expenses	96,101	—	—	—		96,101
Cost of product sales	50,871	—	—	—		50,871
Benefits and losses	—	7,860	41,372	—		49,232
Amortization of deferred policy acquisition costs	—	—	4,922	—		4,922
Lease expense	4,873	74	25	(691)	(b)	4,281
Depreciation, net of (gains) losses on disposal	325,219	—	—	—		325,219
Net (gains) losses on disposal of real estate	2,696	—	—	—		2,696
Total costs and expenses	1,312,806	21,697	50,410	(2,977)		1,381,936

Earnings from operations before equity in earnings of subsidiaries	7,084	20,819	5,797	(28)		33,672

Equity in earnings of subsidiaries	21,018	—	—	(21,018)	(d)	—

Earnings from operations	28,102	20,819	5,797	(21,046)		33,672
Other components of net periodic benefit costs	(346)	—	—	—		(346)
Other interest income	10,856	—	—	(72)	(b)	10,784
Interest expense	(95,555)	—	(72)	100	(b)	(95,527)
Fees on early extinguishment of debt and costs of defeasance	(163)	—	—	—		(163)
Pretax earnings (losses)	(57,106)	20,819	5,725	(21,018)		(51,580)
Income tax (expense) benefit	20,138	(4,358)	(1,168)	—		14,612
Net earnings (losses) available to common stockholders	$(36,968)	$16,461	$4,557	$(21,018)		$(36,968)

(a) Balances for the quarter ended September 30, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the third quarter ended December 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues	$1,296,556	$38,141	$56,762	$(2,901)	(b,c)	$1,388,558

Costs and expenses:
Personnel expenses	292,289	—	—	—		292,289
Equipment maintenance and repair expenses	191,226	—	—	—		191,226
Other operating expenses	63,107	—	—	—		63,107
Other segment items	219,838	12,550	5,347	(2,006)	(b,c)	235,729
Operating expenses	766,460	12,550	5,347	(2,006)		782,351

Commission expenses	95,031	—	—	—		95,031
Cost of product sales	52,767	—	—	—		52,767
Benefits and losses	—	6,038	42,645	—		48,683
Amortization of deferred policy acquisition costs	—	—	4,493	—		4,493
Lease expense	5,572	90	33	(643)	(b)	5,052
Depreciation, net of (gains) losses on disposal	246,091	—	—	—		246,091
Net (gains) losses on disposal of real estate	3,358	—	—	—		3,358
Total costs and expenses	1,169,279	18,678	52,518	(2,649)		1,237,826

Earnings from operations before equity in earnings of subsidiaries	127,277	19,463	4,244	(252)		150,732

Equity in earnings of subsidiaries	17,956	—	—	(17,956)	(d)	—

Earnings from operations	145,233	19,463	4,244	(18,208)		150,732
Other components of net periodic benefit costs	(372)	—	—	—		(372)
Other interest income	15,734	—	—	(96)	(b)	15,638
Interest expense	(76,833)	—	(96)	348	(b)	(76,581)
Fees on early extinguishment of debt and costs of defeasance	—	—	—	—		—
Pretax earnings	83,762	19,463	4,148	(17,956)		89,417
Income tax expense	(16,596)	(4,072)	(1,583)	—		(22,251)
Net earnings available to common stockholders	$67,166	$15,391	$2,565	$(17,956)		$67,166

(a) Balances for the quarter ended September 30, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the nine months ended December 31, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues	$4,506,576	$108,128	$160,414	$(9,118)	(b,c)	$4,766,000

Costs and expenses:
Personnel expenses	936,215	—	—	—		936,215
Equipment maintenance and repair expenses	622,016	—	—	—		622,016
Other operating expenses	274,831	—	—	—		274,831
Other segment items	709,391	38,947	10,510	(7,005)	(b,c)	751,843
Operating expenses	2,542,453	38,947	10,510	(7,005)		2,584,905

Commission expenses	334,649	—	—	—		334,649
Cost of product sales	190,701	—	—	—		190,701
Benefits and losses	—	19,096	123,496	—		142,592
Amortization of deferred policy acquisition costs	—	—	14,801	—		14,801
Lease expense	15,925	224	106	(2,029)	(b)	14,226
Depreciation, net of (gains) losses on disposal	969,836	—	—	—		969,836
Net (gains) losses on disposal of real estate	5,610	—	—	—		5,610
Total costs and expenses	4,059,174	58,267	148,913	(9,034)		4,257,320

Earnings from operations before equity in earnings of subsidiaries	447,402	49,861	11,501	(84)		508,680

Equity in earnings of subsidiaries	48,523	—	—	(48,523)	(d)	—

Earnings from operations	495,925	49,861	11,501	(48,607)		508,680
Other components of net periodic benefit costs	(1,037)	—	—	—		(1,037)
Other interest income	31,732	—	—	(264)	(b)	31,468
Interest expense	(268,246)	—	(264)	348	(b)	(268,162)
Fees on early extinguishment of debt and costs of defeasance	(189)	—	—	—		(189)
Pretax earnings	258,185	49,861	11,237	(48,523)		270,760
Income tax expense	(47,272)	(10,341)	(2,234)	—		(59,847)
Net earnings available to common stockholders	$210,913	$39,520	$9,003	$(48,523)		$210,913

(a) Balances for the nine months ended September 30, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the nine months ended December 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues	$4,339,360	$97,780	$166,668	$(8,652)	(b,c)	$4,595,156

Costs and expenses:
Personnel expenses	888,153	—	—	—		888,153
Equipment maintenance and repair expenses	593,388	—	—	—		593,388
Other operating expenses	196,574	—	—	—		196,574
Other segment items	733,956	36,055	20,697	(5,642)	(b,c)	785,066
Operating expenses	2,412,071	36,055	20,697	(5,642)		2,463,181

Commission expenses	326,610	—	—	—		326,610
Cost of product sales	181,031	—	—	—		181,031
Benefits and losses	—	16,669	120,412	—		137,081
Amortization of deferred policy acquisition costs	—	—	13,578	—		13,578
Lease expense	17,259	287	94	(2,254)	(b)	15,386
Depreciation, net of (gains) losses on disposal	689,906	—	—	—		689,906
Net (gains) losses on disposal of real estate	9,453	—	—	—		9,453
Total costs and expenses	3,636,330	53,011	154,781	(7,896)		3,836,226

Earnings from operations before equity in earnings of subsidiaries	703,030	44,769	11,887	(756)		758,930

Equity in earnings of subsidiaries	43,980	—	—	(43,980)	(d)	—

Earnings from operations	747,010	44,769	11,887	(44,736)		758,930
Other components of net periodic benefit costs	(1,116)	—	—	—		(1,116)
Other interest income	50,340	—	—	(336)	(b)	50,004
Interest expense	(216,053)	—	(336)	1,092	(b)	(215,297)
Fees on early extinguishment of debt and costs of defeasance	(495)	—	—	—		(495)
Pretax earnings	579,686	44,769	11,551	(43,980)		592,026
Income tax expense	(130,305)	(9,293)	(3,047)	—		(142,645)
Net earnings available to common stockholders	$449,381	$35,476	$8,504	$(43,980)		$449,381

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

Gross capital expenditures by reportable segment for the quarters ended December 31, 2025 and 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Gross capital expenditures for the quarter ended December 31, 2025	$688,167	$—	$—	$—	$688,167
Gross capital expenditures for the quarter ended December 31, 2024	$936,494	$—	$—	$—	$936,494

Gross capital expenditures by reportable segment for the nine months ended December 31, 2025 and 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Gross capital expenditures for the nine months ended December 31, 2025	$2,602,669	$—	$—	$—	$2,602,669
Gross capital expenditures for the nine months ended December 31, 2024	$2,863,496	$—	$—	$—	$2,863,496

Total assets by reportable segment as of December 31, 2025 and March 31, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total assets as of December 31, 2025	$18,717,342	$580,267	$3,071,603	$(751,568)	$21,617,644
Total assets as of March 31, 2025	$17,522,952	$535,032	$3,066,907	$(645,721)	$20,479,170

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended December 31, 2025
Total revenues	$1,341,619	$73,989	$1,415,608
Depreciation and amortization, net of (gains) losses on disposals	318,818	14,019	332,837
Interest expense	94,878	649	95,527
Pretax losses	(48,362)	(3,218)	(51,580)
Income tax benefit	(14,013)	(599)	(14,612)
Identifiable assets	20,642,541	975,103	21,617,644

Quarter ended December 31, 2024
Total revenues	$1,318,694	$69,864	$1,388,558
Depreciation and amortization, net of (gains) losses on disposals	242,717	11,225	253,942
Interest expense	76,138	443	76,581
Pretax earnings (losses)	89,456	(39)	89,417
Income tax expense	22,180	71	22,251
Identifiable assets	19,416,798	913,367	20,330,165

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Nine months ended December 31, 2025
Total revenues	$4,506,680	$259,320	$4,766,000
Depreciation and amortization, net of (gains) losses on disposals	951,681	38,566	990,247
Interest expense	266,179	1,983	268,162
Pretax earnings	261,981	8,779	270,760
Income tax expense	56,866	2,981	59,847
Identifiable assets	20,642,541	975,103	21,617,644

Nine months ended December 31, 2024
Total revenues	$4,351,865	$243,291	$4,595,156
Depreciation and amortization, net of (gains) losses on disposals	688,729	24,208	712,937
Interest expense	213,811	1,486	215,297
Pretax earnings	573,375	18,651	592,026
Income tax expense	137,269	5,376	142,645
Identifiable assets	19,416,798	913,367	20,330,165

14. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$169	$245
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	371	374
Other components	(25)	(2)
Total other components of net periodic benefit costs	346	372
Net periodic postretirement benefit cost	$515	$617

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$507	$736
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	1,112	1,124
Other components	(75)	(8)
Total other components of net periodic benefit costs	1,037	1,116
Net periodic postretirement benefit cost	$1,544	$1,852

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

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of December 31, 2025 and March 31, 2025 that are measured at fair value on a recurring basis and the level within the fair value hierarchy:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,501,436	$—	$2,501,436	$—
Preferred stock	8,075	8,075	—	—
Common stock	49,343	49,343	—	—
Derivatives	10,624	8,314	2,310	—
Total	$2,569,478	$65,732	$2,503,746	$—

Liabilities
Derivatives	$411	$—	$411	$—
Embedded derivatives	8,966	—	—	8,966
Market risk benefits	12,123	—	—	12,123
Total	$21,500	$—	$411	$21,089

As of March 31, 2025	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,479,498	$—	$2,479,498	$—
Preferred stock	22,136	22,136	—	—
Common stock	43,413	43,413	—	—
Derivatives	13,200	8,819	4,381	—
Total	$2,558,247	$74,368	$2,483,879	$—

Liabilities
Derivatives	$777	$—	$777	$—
Embedded derivatives	8,693	—	—	8,693
Market risk benefits	13,432	—	—	13,432
Total	$22,902	$—	$777	$22,125

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented below are reported at carrying value on the consolidated balance sheets.

Cash equivalents were $839.7 million and $700.0 million as of December 31, 2025 and March 31, 2025, respectively. Fair values of cash equivalents approximate carrying value due to the short period of time to maturity.

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

The following tables represent our financial instruments not carried at fair value on the consolidated balance sheets and corresponding placement in the fair value hierarchy:

	Fair Value Hierarchy
	Carrying				Total
As of December 31, 2025	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$140,467	$—	$—	$140,467	$140,467
Mortgage loans, net	699,878	—	—	695,362	695,362
Policy loans	12,521	—	—	12,521	12,521
Total	$852,866	$—	$—	$848,350	$848,350

Liabilities
Notes, loans and finance leases payable	$8,058,179	$—	$7,462,822	$—	$7,462,822
Liabilities from investment contracts	2,444,359	—	—	2,406,345	2,406,345
Total	$10,502,538	$—	$7,462,822	$2,406,345	$9,869,167

	Fair Value Hierarchy
	Carrying				Total
As of March 31, 2025	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$195,710	$—	$—	$195,710	$195,710
Mortgage loans, net	657,567	—	—	639,162	639,162
Policy loans	11,868	—	—	11,868	11,868
Total	$865,145	$—	$—	$846,740	$846,740

Liabilities
Notes, loans and finance leases payable	$7,229,341	$—	$6,703,510	—	$6,703,510
Liabilities from investment contracts	2,502,729	—	—	2,436,537	2,436,537
Total	$9,732,070	$—	$6,703,510	$2,436,537	$9,140,047

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Revenue Recognition

Revenue Recognized in Accordance with Topic 606

ASC Topic 606, Revenue from Contracts with Customers ("Topic 606"), outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets as of December 31, 2025 and March 31, 2025.

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

Property management fees are recognized over the period that agreed-upon services are provided. The performance obligation for this portfolio of contracts is property management services, which represents a series of distinct days of service, each of which is comprised of activities that may vary from day to day. However, those tasks are activities to fulfill the property management services and are not separate promises in the contract. We determined that each increment of the promised service is distinct. This is because the customer can benefit from each increment of service on its own and each increment of service is separately identifiable because no day of service significantly modifies or customizes another and no day of service significantly affects either the entity’s ability to fulfill another day of service or the benefit to the customer of another day of service. As such, we concluded that the performance obligation is satisfied over time. Additionally, in certain contracts the Company has the ability to earn an incentive fee based on operational results. We measure and recognize the progress toward completion of the performance obligation on a quarterly basis using the most likely amount method to determine an accrual for the incentive fee portion of the compensation received in exchange for the property management service. The variable consideration recognized is subject to constraints due to a range of possible consideration amounts based on actual operational results. The amount accrued in the third quarter of fiscal 2026 did not have a material effect on our financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving Help® are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box portable moving and storage units to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 842 (as defined below), while the shipping obligation represents a contract with a customer accounted for under Topic 606. Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help® services fees are recognized in accordance with Topic 606. Moving Help® services are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed-upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer.

Deferred income primarily relates to payments received from customers prior to satisfaction of our performance obligations. Of the amounts recorded as unearned revenue as of March 31, 2025, $0.8 million and $52.4 million, was recognized as revenue for the third quarter and nine months ended December 31, 2025, respectively.

Revenue Recognized in Accordance with Topic 842

The Company’s self-moving rental revenues meet the definition of a lease pursuant to the guidance in ASC Topic 842, Leases (Topic 842"), because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right. Please see Note 9, Leases, of the Notes to Consolidated Financial Statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ending December 31,
	2026	2027	2028	2029	2030	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rental revenues	$5,918	$—	$—	$—	$—	$—
Property lease revenues	5,187	17,934	11,134	8,051	6,006	26,067

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total	$11,105	$17,934	$11,134	$8,051	$6,006	$26,067

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

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$80,898	$81,773
Revenues recognized at a point in time:	82,274	83,703
Total revenues recognized under ASC 606	163,172	165,476

Revenues recognized under ASC 842	1,155,366	1,129,821
Insurance premium revenues recognized under ASC 944	49,811	52,725
Net investment and interest income recognized under other topics	47,259	40,536
Total revenues	$1,415,608	$1,388,558

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$331,709	$307,740
Revenues recognized at a point in time:	308,351	304,810
Total revenues recognized under ASC 606	640,060	612,550

Revenues recognized under ASC 842	3,862,925	3,723,458
Insurance premium revenues recognized under ASC 944	140,523	143,693
Net investment and interest income recognized under other topics	122,492	115,455
Total revenues	$4,766,000	$4,595,156

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

We believe that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time). To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 4% and 4% as of December 31, 2025 and March 31, 2025, respectively. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of December 31, 2025 and March 31, 2025 was $3.5 million and $5.1 million, respectively.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $28.8 million and $29.4 million as of December 31, 2025 and March 31, 2025, respectively, and are excluded from the estimate of credit losses.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There were no delinquent commercial mortgage loans as of December 31, 2025 and March 31, 2025. As of December 31, 2025 and March 31, 2025, the Company had no commercial mortgage loans in non-accrual status. The Company had no unfunded commitment balance to commercial loan borrowers as of December 31, 2025.

Reinsurance Recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1% of the total assets as of December 31, 2025, which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium Receivables

Premium receivables were $0.9 million and $4.1 million as of December 31, 2025 and March 31, 2025, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

The following table details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2024	$6,236	$1,052	$817	$8,105
Provision for (reversal of) credit losses	10,534	2,052	(369)	12,217
Write-offs against allowance	(11,688)	—	—	(11,688)
Recoveries	—	—	—	—
Balance as of March 31, 2025	$5,082	$3,104	$448	$8,634
Provision for (reversal of) credit losses	3,359	685	—	4,044
Write-offs against allowance	(4,943)	—	—	(4,943)
Recoveries	—	—	—	—
Balance as of December 31, 2025	$3,498	$3,789	$448	$7,735

18. Income Tax

Tax regulations may require items to be included in our tax return at different times than when those items are reflected in our financial statements. Some of the differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years, which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is more likely than not to allow for the use of the deduction credit. Our effective tax rates for the third quarter ended December 31, 2025 and 2024 was a provision of 28.3% and 24.9%, respectively

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and for the nine months ended December 31, 2025 and 2024 was a provision of 22.1% and 24.1%, respectively. Such rates differed from the federal statutory rate of 21.0% primarily due to state and local income taxes for both periods. The third quarter fiscal 2026 tax rate change was also affected by U-Haul being in a pre-tax loss position and continuing to recognize income tax credits for this quarter.

The Canadian government issued draft Pillar Two legislation (Global Minimum Tax Act) on June 20, 2024. The Canadian legislation went into effect for our fiscal year beginning April 1, 2024. We have performed an assessment of the potential exposure to Pillar Two income taxes. Based on the assessment performed, the Pillar Two rules did not have an impact on the income tax provision or cash taxes for this quarter. We will continue to evaluate such legislation.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBB") was enacted into law. OBBB extends the expiring tax provisions from the 2017 Tax Cuts and Jobs Act, reinstates immediate expensing of qualified business property and bonus depreciation and allows for full expensing of domestic research and experimental expenditures. We have evaluated the tax provisions of OBBB and the impact to our financial statements, and the newly enacted legislation does not have a material impact on our effective tax rate.

19. Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure. ("ASU 2023-09") which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. Early adoption is permitted. The amendment is effective prospectively to all annual periods beginning after December 15, 2024. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In March 2024, the United States Securities and Exchange Commission (the "SEC") issued a final rule that requires disclosure of: (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and renewable energy credit balances if material to the Company's plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. In April 2024, the SEC issued an order staying the final rule pending judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit. In March 2025, the SEC notified the Court that it was withdrawing its defense of the rules. The Court subsequently held the litigation in abeyance, pending a status report from the SEC on: (1) whether the SEC intends to review or reconsider the rules; (2) if taking no action, whether the SEC would adhere to the rules if petitions for review are denied; and (3) if not, why the SEC will not review or reconsider the rules at this time. In July 2025, the SEC provided its status report to the Court, stating that the SEC does not intend to review or reconsider the rules at this time, and declined to provide a definitive response to questions 2 or 3. The SEC further advised that given the previously expressed views of a majority of the current Commissioners, it is possible that the SEC would consider whether to replace, rescind, or modify the rules. The Company cannot determine at this time the future outcome of the litigation or future actions of the SEC.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which provides clarification on certain topics which are meant to more closely align hedge accounting with the economics of the entities' risk management activities. The standard is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. The amendment should apply on a prospective basis for all hedging relationships. An entity may elect to adopt the amendment for hedging relationships that exist as of the date of adoption. Upon adoption entities are permitted to modify certain critical terms of certain hedging relationships without de-designating the hedge. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. Topic 270 addresses required disclosures, including that entities must disclose any events that had a material impact since their last annual reporting period and clarifies types of interim reporting and the form and content of interim financial statements in accordance with GAAP. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendment may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Deferred Policy Acquisition Costs, Net

The following tables present a roll-forward of deferred policy acquisition costs related to long-duration contracts for the nine months ended December 31, 2025 and 2024.

	Nine months ended December 31, 2025
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$60,480	$57,986	$3,263	$121,729
Capitalization	6,810	2,375	65	9,250
Amortization expense	(8,414)	(5,794)	(593)	(14,801)
Balance, end of period	$58,876	$54,567	$2,735	$116,178

	Nine months ended December 31, 2024
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$54,747	$62,426	$4,051	$121,224
Capitalization	12,561	2,716	92	15,369
Amortization expense	(6,679)	(6,260)	(639)	(13,578)
Balance, end of period	$60,629	$58,882	$3,504	$123,015

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Life Insurance Liabilities

The following tables summarize the balances and changes in the liability for future policy benefits for life insurance contracts and a reconciliation to policy benefits and losses, claims and loss expense payable.

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$182,658	$205,389
Beginning balance at original discount rate	$185,508	$204,306
Effect of changes in cash flow assumptions	(2,788)	—
Effect of actual variances from expected experience	(1,396)	(2,233)
Adjusted beginning of year balance	$181,324	$202,073
Issuances	3,058	7,353
Interest accrual	6,624	7,486
Net premium collected	(24,750)	(27,224)
Other	—	—
Ending balance at original discount rate	$166,256	$189,688
Effect of changes in discount rate assumptions (AOCI)	1,445	3,322
Balance, end of period	$167,701	$193,010

Present value of expected future policy benefits

Balance, beginning of year	$482,805	$522,122
Beginning balance at original discount rate	$490,975	$514,113
Effect of changes in cash flow assumptions	(3,773)	—
Effect of actual variances from expected experiences	(1,591)	(4,279)
Adjusted beginning of year balance	$485,611	$509,834
Issuances	3,057	7,353
Interest accrual	17,739	18,888
Benefit payments	(42,413)	(39,689)
Other	—	—
Ending balance at original discount rate	$463,994	$496,386
Effect of changes in discount rate assumptions (AOCI)	5,426	13,778
Balance, end of period	$469,420	$510,164
End of period, LFPB net	301,719	317,153
Payout annuities and market risk benefits	22,637	24,752
Health insurance	10,042	11,598
Life and annuity claims in course of settlement and claims incurred but not yet reported / Reinsurance losses payable	23,222	24,527
Life DPL / Other life and health	8,085	8,941
LFPB flooring effect	(1)	52
Life Insurance end of period balance	$365,704	$387,023
Moving and Storage balance	440,597	313,439
Property and Casualty Insurance balance	124,463	129,530
Policy benefits and losses, claims and loss expenses balance, end of period	$930,764	$829,992

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands, except for percentages and weighted average information)
Expected gross premiums
Undiscounted balance	$309,987	$348,354
Discounted balance at original discount rate	$240,279	$270,029
Discounted balance at current discount rate	$242,432	$274,428

Expected policy benefits
Undiscounted balance	$665,628	$714,265
Discounted balance at original discount rate	$463,993	$496,385
Discounted balance at current discount rate	$469,419	$510,163

Mortality, lapses and morbidity
Mortality actual experience	6.53%	4.89%
Mortality expected experience	6.58%	5.43%
Lapses actual experience	2.14%	2.18%
Lapses expected experience	3.10%	2.72%

Premiums and interest expense
Gross premiums (1)	$34,519	$37,561
Interest expense (2)	$11,115	$11,402

Expected duration (persistency) of policies in-force (years)	6.7	6.8

Weighted average original interest rate of the liability for future policy benefits	4.90%	4.97%

Weighted average current interest rate of the liability for future policy benefits	4.28%	5.20%

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances and changes in liabilities from investment contracts account balances:

Nine months ended December 31, 2025

(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,511,422
Deposits received	247,328
Surrenders and withdrawals	(353,662)
Benefit payments	(24,715)
Interest credited	72,952
Other	—
End of period	$2,453,325
Weighted average credited rate	3.92
Cash surrender value	$2,157,343

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with U-Haul Holding Company's overall strategy, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the third quarter and first nine months of fiscal 2026, compared with the third quarter and first nine months of fiscal 2025, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled "Liquidity and Capital Resources - Summary" and "Use of Cash". We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2026.

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

Description of Operating and Reportable Segments

U-Haul Holding Company’s three operating and reportable segments are Moving and Storage, Property and Casualty Insurance and Life Insurance.

Moving and Storage

Moving and Storage consists of the rental of trucks, trailers, portable moving and storage units, specialty rental items and self-storage spaces primarily to the household mover as well as sales of moving supplies, towing accessories and propane. Operations are conducted under the registered trade name U-Haul®throughout the United States and Canada.

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

uhaul.com® is an online marketplace that connects consumers to our operations as well as independent Moving Help®service providers and thousands of independent Self-Storage Affiliates. Our network of customer-rated affiliates and service providers furnish pack and load help, cleaning help, self-storage and similar services throughout the United States and Canada. Our goal is to further utilize our web-based technology platform to increase service to consumers and businesses in the moving and storage market.

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

Results of Operations

U-Haul Holding Company and Consolidated Entities

Quarter Ended December 31, 2025 compared with the Quarter Ended December 31, 2024

Listed below, on a consolidated basis, are revenues for our major product lines for the third quarter of fiscal 2026 and the third quarter of fiscal 2025:

	Quarter ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$886,170	$878,585
Self-storage revenues	245,060	227,125
Self-moving and self-storage products and service sales	68,929	70,407
Property management fees	8,817	8,869
Life insurance premiums	17,848	22,926
Property and casualty insurance premiums	30,355	28,364
Net investment and interest income	47,259	40,536
Other revenue	111,170	111,746
Consolidated revenue	$1,415,608	$1,388,558

Self-moving equipment rental revenues increased $7.6 million during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. Revenues from in-town transactions increased during the quarter. Compared to the same period last year, we increased the number of Company operated retail locations, independent dealers, and the number of box trucks in the rental fleet.

Self-storage revenues increased $17.9 million during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 6.7% improvement in average revenue per occupied foot. During the third quarter of fiscal 2026, we added approximately 1.5 million new net rentable square feet.

Sales of self-moving and self-storage products and services decreased $1.5 million during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. This was due to decreased sales of hitches and propane.

Life insurance premiums decreased $5.1 million during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025 due primarily to decreased life and Medicare supplement premiums.

Property and casualty insurance premiums increased $2.0 million during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul moving and storage transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income increased $6.7 million during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. Our Property and Casualty subsidiaries' investment and interest income increased primarily from our investments in mortgage loans. Our Life subsidiaries' investment and interest income increased primarily from gains on derivatives and invested assets.

Other revenue decreased $0.6 million during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025, caused primarily by decreases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Listed below are revenues and earnings from operations at each of our operating segments for the third quarter of fiscal 2026 and the third quarter of fiscal 2025. The insurance companies’ third quarters ended September 30, 2025 and 2024.

	Quarter ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,319,890	$1,296,556
Earnings from operations before equity in earnings of subsidiaries	7,084	127,277
Property and casualty insurance
Revenues	42,516	38,141
Earnings from operations	20,819	19,463
Life insurance
Revenues	56,207	56,762
Earnings from operations	5,797	4,244
Eliminations
Revenues	(3,005)	(2,901)
Earnings from operations before equity in earnings of subsidiaries	(28)	(252)
Consolidated results
Revenues	1,415,608	1,388,558
Earnings from operations	33,672	150,732

Total costs and expenses increased $144.1 million during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. Operating expenses for Moving and Storage increased $66.6 million. Repair expenses associated with the rental fleet experienced a $13.1 million increase during the quarter while personnel increased $16.2 and liability costs increased by $37.9 million.

Depreciation expense associated with our rental fleet increased $44.8 million for the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025 due to an increase in the total number of box trucks in the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net losses from the disposal of rental equipment increased $29.8 million as resale values decreased, while the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $4.5 million. Net losses on the disposal or retirement of buildings largely from renovation activity decreased $0.7 million. Additional details are available in the following Moving and Storage section.

As a result of the changes in revenues and expenses described above, earnings from operations decreased to $33.7 million for the third quarter of fiscal 2026, compared with $150.7 million for the third quarter of fiscal 2025.

Interest expense for the third quarter of fiscal 2026 was $95.5 million, compared with $76.6 million for the third quarter of fiscal 2025, due to an increase in the amount of debt outstanding and our average cost of debt.

Other interest income at Moving and Storage for the third quarter of fiscal 2026 was $10.9 million, compared with the $15.7 million for the third quarter of fiscal 2025, due to reduced invested cash balances and lower interest yields compared to fiscal 2025.

Income tax expense (benefit) was ($14.6) million for the third quarter of fiscal 2026, compared with $22.3 million for the third quarter of fiscal 2025.

As a result of the above-mentioned items, earnings (losses) available to common stockholders were ($37.0) million for the third quarter of fiscal 2026, compared with $67.2 million for the third quarter of fiscal 2025.

Moving and Storage

Quarter Ended December 31, 2025 compared with the Quarter Ended December 31, 2024

Listed below are revenues for our major product lines at Moving and Storage for the third quarter of fiscal 2026 and the third quarter of fiscal 2025:

	Quarter ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$887,365	$879,695
Self-storage revenues	245,060	227,125
Self-moving and self-storage products and service sales	68,929	70,407
Property management fees	8,817	8,869
Other revenue	109,719	110,460
Moving and Storage revenue	$1,319,890	$1,296,556

Self-moving equipment rental revenues increased $7.7 million during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. Revenues from in-town transactions increased during the quarter. Compared to the same period last year, we increased the number of Company operated retail locations, independent dealers, and the number of box trucks in the rental fleet.

Self-storage revenues increased $17.9 million during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 6.7% improvement in average revenue per occupied foot. During the quarter, we added approximately 1.5 million new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Listed below are self-storage data for our owned storage locations:

	Quarter ended December 31,
	2025	2024
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	847	781
Square footage as of December 31	72,642	66,792
Average monthly number of units occupied	610	610
Average monthly occupancy rate based on unit count	72.4%	78.7%
End of December occupancy rate based on unit count	71.7%	78.1%
Average monthly square footage occupied	54,286	53,444

Over the last 12 months we added approximately 5.9 million net rentable square feet of new storage to the system. This was a mix of approximately 0.8 million square feet of existing storage locations we acquired and 5.1 million square feet of new development.

Sales of self-moving and self-storage products and services decreased $1.5 million during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. This was due to decreases in sales of hitches and propane.

Other revenue decreased $0.7 million during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025, caused primarily by decreases in our U-Box® program.

Total costs and expenses increased $143.5 million during the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025. Operating expenses increased $66.6 million. Repair expenses associated with the rental fleet experienced a $13.1 million increase during the quarter while personnel increased $16.2 million and liability costs increased $37.9 million.

Depreciation expense associated with our rental fleet increased $44.8 million for the third quarter of fiscal 2026, compared with the third quarter of fiscal 2025 due to an increase in the total number of box trucks in the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net losses from the disposal of rental equipment increased $29.8 million as resale values decreased, while the average cost of units being sold has increased. Depreciation expense on all other assets, largely from buildings and improvements, increased $4.5 million. Net losses on the disposal or retirement of land and buildings decreased $0.7 million.

The components of depreciation, net of (gains) losses on disposals were as follows:

	Quarter ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$222,717	$177,956
Depreciation expense - non rental equipment	23,564	24,064
Depreciation expense - real estate	52,638	47,597
Total depreciation expense	$298,919	$249,617

Net (gains) losses on disposals of rental equipment	26,210	$(3,774)
Net (gains) losses on disposals of non-rental equipment	90	248
Total net (gains) losses on disposals equipment	$26,300	$(3,526)

Depreciation, net of gains (losses) on disposals	$325,219	$246,091

Net (gains) losses on disposals of real estate	$2,696	$3,358

As a result of the changes in revenues and expenses described above, earnings from operations for Moving and Storage, before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $7.1 million for the third quarter of fiscal 2026, compared with $127.3 million for the third quarter of fiscal 2025.

Equity in the earnings of U-Haul Holding Company's insurance subsidiaries was $21.0 million for the third quarter of fiscal 2026, compared with $18.0 million for the third quarter of fiscal 2025.

As a result of the changes in revenues and expenses described above, consolidated earnings from operations for Moving and Storage decreased to $28.1 million for the third quarter of fiscal 2026, compared with $145.2 million for the third quarter of fiscal 2025.

Property and Casualty Insurance

Quarter Ended September 30, 2025 compared with the Quarter Ended September 30, 2024

Net premiums were $31.3 million and $29.1 million for the quarters ended September 30, 2025 and 2024, respectively. A significant portion of Repwest’s premiums come from policies sold in conjunction with U-Haul rental transactions.

Net investment and interest income was $11.2 million and $9.0 million for the quarters ended September 30, 2025 and 2024, respectively. The main driver of the increase was a $2.7 million gain resulting from the payoff of a mortgage loan we had previously purchased at a discount.

Operating expenses were $13.8 million and $12.6 million for the quarters ended September 30, 2025 and 2024, respectively. The change was primarily due to an increase in commission expense.

Benefits and losses incurred were $7.9 million and $6.7 million for the third quarters ended September 30, 2025 and 2024, respectively. The increase was driven by lower levels of favorable development in the runoff business.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $20.8 million and $19.5 million for the quarters ended September 30, 2025 and 2024, respectively.

Life Insurance

Quarter Ended September 30, 2025 compared with the Quarter Ended September 30, 2024

Net premiums were $17.8 million and $22.9 million for the quarters ended September 30, 2025 and 2024, respectively. Medicare Supplement premiums decreased $2.3 million from a decline in the number of policies in force, partially offset by premium rate increases. Life premiums decreased $2.8 million due to policyholder lapses outweighing new sales levels. Deferred annuity deposits were $49.9 million or $113.3 million below prior year due to decreased sales activity; these are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $36.8 million and $32.4 million for the quarters ended September 30, 2025 and 2024, respectively. Realized gains on derivatives used as hedges to fixed annuities increased $0.7 million. The change in the provision for expected credit losses resulted in an increase of $0.9 million. Net interest income and realized gains on the invested assets increased $2.2 million.

Operating expenses were $4.1 million and $5.3 million for the quarters ended September 30, 2025 and 2024, respectively due to the write-off of uncollectible balances in the prior year quarter.

Benefits and losses incurred were $41.4 million and $42.6 million for the quarters ended September 30, 2025 and 2024, respectively. Interest credited to policyholders increased $3.3 million due to an increase in the interest rate we credit to contract holders. Life benefits decreased $0.9 million due to lower death claims and fewer policies in force. All other benefits decreased $3.6 million.

Amortization of deferred acquisition costs (“DAC”), sales inducement asset ("SIA") and the value of business acquired ("VOBA") was $4.9 million and $4.5 million for the quarters ended September 30, 2025 and 2024, respectively. The increase in DAC amortization was primarily due to a higher amount of mortgage prepayment penalty gains, for which we offset gains with a corresponding level of amortization.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $5.7 million and $4.1 million for the quarters ended September 30, 2025 and 2024, respectively.

U-Haul Holding Company and Consolidated Entities

Nine Months Ended December 31, 2025 compared with the Nine Months Ended December 31, 2024

Listed below on a consolidated basis are revenues for our major product lines for the first nine months of fiscal 2026 and the first nine months of fiscal 2025:

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$3,054,920	$2,980,265
Self-storage revenues	725,596	667,381
Self-moving and self-storage products and service sales	256,946	254,761
Property management fees	28,020	27,950
Life insurance premiums	55,387	64,154
Property and casualty insurance premiums	80,365	75,360
Net investment and interest income	122,492	115,455
Other revenue	442,274	409,830
Consolidated revenue	$4,766,000	$4,595,156

Self-moving equipment rental revenues increased $74.7 million during the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025. Revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company operated retail locations, independent dealers, along with the number of box trucks in the rental fleet.

Self-storage revenues increased $58.2 million during the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 4.3% improvement in average revenue per occupied foot. During the first nine months, we added approximately 4.3 million of new net rentable square feet.

Sales of self-moving and self-storage products and services increased $2.2 million for the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025. This was due to an increase in sales of hitches and moving supplies.

Life insurance premiums decreased $8.8 million during the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $5.0 million during the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025.

Net investment and interest income increased $7.0 million during the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025. Our Property and Casualty subsidiaries' investment and interest income increased primarily from mortgage loans and cash and cash equivalents and changes in the market value of common stock investments. Our Life subsidiaries' investment and interest income increased primarily from gains on derivatives and invested assets.

Other revenue increased $32.4 million during the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Listed below are revenues and earnings from operations at each of our operating segments for the first nine months of fiscal 2026 and the first nine months of fiscal 2025. The insurance companies’ first nine months ended September 30, 2025 and 2024.

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$4,506,576	$4,339,360
Earnings from operations before equity in earnings of subsidiaries	447,402	703,030
Property and casualty insurance
Revenues	108,128	97,780
Earnings from operations	49,861	44,769
Life insurance
Revenues	160,414	166,668
Earnings from operations	11,501	11,887
Eliminations
Revenues	(9,118)	(8,652)
Earnings from operations before equity in earnings of subsidiaries	(84)	(756)
Consolidated results
Revenues	4,766,000	4,595,156
Earnings from operations	508,680	758,930

Total costs and expenses increased $421.1 million during the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025. Operating expenses for Moving and Storage increased $130.4 million. Repair costs associated with the rental fleet experienced a $28.6 million increase during the first nine months of fiscal 2026 while we experienced increases in personnel, liability costs, property taxes and utilities. These increases were offset by a decrease of $16.5 million due to non-recurring costs associated with our transition to a new box supplier in the second quarter of fiscal 2025.

Depreciation expense associated with our rental fleet increased $146.0 million for the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025 due to an increase in the total number of box trucks in the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net losses from the disposal of rental equipment increased $115.6 million as resale values decreased, while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same period last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $18.3 million. Net losses on the disposal or retirement of land and buildings decreased $3.8 million. Additional details are available in the following Moving and Storage section.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $250.3 million to $508.7 million for the first nine months of fiscal 2026, as compared with $758.9 million for the first nine months of fiscal 2025.

Interest expense for the first nine months of fiscal 2026 was $268.2 million, compared with $215.3 million for the first nine months of fiscal 2025, due to an increase in our average cost of debt.

Other interest income at Moving and Storage for the first nine months of fiscal 2026 was $31.7 million, compared with $50.3 million for the first nine months of fiscal 2025 due to reduced invested cash balances and lower interest yields compared to fiscal 2025.

Income tax expense was $59.8 million for the first nine months of fiscal 2026, compared with $142.6 million for the first nine months of fiscal 2025.

As a result of the above-mentioned items, earnings available to common stockholders were $210.9 million for the first nine months of fiscal 2026, compared with $449.4 million for the first nine months of fiscal 2025.

Moving and Storage

Nine Months Ended December 31, 2025 compared with the Nine Months Ended December 31, 2024

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first nine months of fiscal 2026 and the first nine months of fiscal 2025:

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$3,058,018	$2,983,192
Self-storage revenues	725,596	667,381
Self-moving and self-storage products and service sales	256,946	254,761
Property management fees	28,020	27,950
Other revenue	437,996	406,076
Moving and Storage revenue	$4,506,576	$4,339,360

Self-moving equipment rental revenues increased $74.8 million during the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025. Revenue per transaction increased for both our In-Town and one-way markets. Compared to the same period last year, we increased the number of Company operated retail locations, independent dealers, along with the number of box trucks in the rental fleet.

Self-storage revenues increased $58.2 million during the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 4.3% improvement in average revenue per occupied foot. During the first nine months, we added approximately 4.3 million of new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations was as follows:

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of December 31	847	781
Square footage as of December 31	72,642	66,792
Average monthly number of units occupied	624	605
Average monthly occupancy rate based on unit count	75.6%	79.9%
End of December occupancy rate based on unit count	71.7%	78.1%
Average monthly square footage occupied	55,103	52,756

Over the last twelve months we added approximately 5.9 million net rentable square feet of new storage to the system. This was a mix of approximately 0.8 million square feet of existing storage locations we acquired and 5.1 million square feet of new development.

Sales of self-moving and self-storage products and services increased $2.2 million for the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025. This was due to an increase in sales of hitches and moving supplies.

Other revenue increased $31.9 million during the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025, caused primarily by increases in moving and storage transactions related to our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Total costs and expenses increased $422.8 million during the first nine months of fiscal 2026, compared with the nine months of fiscal 2025. Operating expenses increased $130.4 million. Repair costs associated with the rental fleet experienced a $28.6 million increase during the first nine months of fiscal 2026 while personnel increased $48.0 and liability costs increased by $78.3 million. These increases were offset by a decrease of $16.5 million due to non-recurring costs associated with our transition to a new box supplier in the second quarter of fiscal 2025.

Depreciation expense associated with our rental fleet increased $146.0 million for the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025 due to an increase in the total number of box trucks in the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net losses from the disposal of rental equipment increased $115.6 million as resale values decreased, while the average cost of units being sold has increased. We increased the number of retired trucks sold compared to the same period last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $18.3 million. Net losses on the disposal or retirement of land and buildings decreased $3.8 million.

The components of depreciation, net of (gains) losses on disposals were as follows:

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$657,838	$511,824
Depreciation expense - non rental equipment	71,343	71,775
Depreciation expense - real estate	153,923	135,156
Total depreciation expense	$883,104	$718,755

Net (gains) losses on disposals of rental equipment	$86,664	$(29,614)
Net (gains) losses on disposals of non-rental equipment	68	765
Total net (gains) losses on disposals equipment	$86,732	$(28,849)

Depreciation, net of gains (losses) on disposals	$969,836	$689,906

Net (gains) losses on disposals of real estate	$5,610	$9,453

As a result of the above-mentioned changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries decreased to $447.4 million for the first nine months of fiscal 2026, compared with $703.0 million for the first nine months of fiscal 2025.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $48.5 million for the first nine months of fiscal 2026, compared with $44.0 million for the first nine months of fiscal 2025.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased to $495.9 million for the first nine months of fiscal 2026, compared with $747.0 million for the first nine months of fiscal 2025.

Property and Casualty Insurance

Nine Months Ended September 30, 2025 compared with the Nine Months Ended September 30, 2024

Premiums were $83.8 million and $77.7 million for the nine months ended September 30, 2025 and 2024, respectively. A significant portion of Repwest’s premiums relate to policies sold in conjunction with U-Haul rental transactions.

Net investment and interest income was $24.3 million and $20.1 million for the nine months ended September 30, 2025 and 2024, respectively. The main driver of the change in net investment income was a net increase in the valuation on unaffiliated common stock and higher income from mortgage loans and cash and cash equivalents.

Operating expenses were $38.9 million and $36.1 million for the nine months ended September 30, 2025 and 2024, respectively. The change was primarily due to an increase in commissions.

Benefits and losses incurred were $19.1 million and $16.7 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in benefits and losses incurred was driven by lower levels of favorable development in the runoff business.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $49.9 million and $44.8 million for the nine months ended September 30, 2025 and 2024, respectively.

Life Insurance

Nine Months Ended September 30, 2025 compared with the Nine Months Ended September 30, 2024

Premiums were $55.4 million and $64.2 million for the nine months ended September 30, 2025 and 2024, respectively. Medicare Supplement premiums decreased $4.3 million. Life premiums decreased $4.2 million primarily from the decrease in sales of single premium life and final expense. Deferred annuity deposits were $223.5 million or $151.3 million below prior year due to an overall decline in annuity sales.

Net investment income was $100.3 million and $98.3 million for the nine months ended September 30, 2025 and 2024, respectively. Realized gains on derivatives used as hedges to fixed indexed annuities increased $0.6 million. The change in the provision for expected credit losses resulted in a decrease of $1.3 million to the investment income. Net interest income and realized gain on the invested assets increased $3.9 million.

Operating expenses were $10.5 million and $20.7 million for the nine months ended September 30, 2025 and 2024, respectively. This change was due to adjustments in accruals and accounting estimates made in the current year.

Benefits and losses incurred were $123.5 million and $120.4 million for the nine months ended September 30, 2025 and 2024, respectively. Interest credited to policyholders increased $10.6 million due to an increase in the rates we credit to contract holders. Life benefits decreased $3.5 million due to lower death claims and lower sales due to premium adjustments that took place in late 2021. All other benefits increased $4.0 million.

Amortization of DAC, SIA and VOBA were $14.8 million and $13.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in DAC amortization was primarily due to a greater number of policy terminations.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $11.2 million and $11.6 million for the nine months ended September 30, 2025 and 2024, respectively.

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

As of December 31, 2025, cash and cash equivalents totaled $1,132.3 million, compared with $988.8 million as of March 31, 2025. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of December 31, 2025 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, other investments, fixed maturities, equity securities, and related party assets) and debt obligations of each operating segment were as follows:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$1,010,011	$104,536	$17,710
Other financial assets	178,977	462,493	2,904,862
Debt obligations (b)	8,058,179	—	—

(a) As of September 30, 2025
(b) Excludes ($40,883) of debt issuance costs

As of December 31, 2025, Moving and Storage had additional cash available under existing credit facilities of $465.0 million. The majority of invested cash in the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $134.7 million in the first nine months of fiscal 2026 compared with the first nine months of fiscal 2025 due to improved operations, a decrease in income taxes paid, and the timing of credit card receivable settlements.

Net cash used in investing activities decreased $425.8 million in the first nine months of fiscal 2026, compared with the first nine months of fiscal 2025. Purchases of property, plant and equipment decreased $260.8 million. Fleet related spending increased $161.6 million while investment spending on real estate acquisitions and development decreased $444.0 million. Cash from the sales of property, plant and equipment increased $41.4 million largely due to fleet sales. For our insurance subsidiaries, net cash used in investing activities decreased $199.3 million due to an increase in proceeds received for fixed maturity investments. For Moving and Storage investing activities for the first nine months of fiscal 2025 included the redemption of $73.0 million of short-term Treasury notes.

Net cash provided by financing activities decreased $14.4 million in the first nine months of fiscal 2026, as compared with the first nine months of fiscal 2025. This was due to a combination of increased debt repayments of $188.3 million, decreased finance lease repayments of $27.8 million, an increase in cash from borrowings of $355.4 million and an increase in net annuity withdrawals from Life Insurance of $202.9 million.

Liquidity and Capital Resources and Requirements of Our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2026, the Company will reinvest in its rental equipment fleet approximately $1,350 million, net of equipment sales and excluding any lease buyouts. Through the first nine months of fiscal 2026, the Company invested, net of sales, approximately $1,185.9 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2026 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2026 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. For the first nine months of fiscal 2026, the Company invested $770.0 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2026, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties and the availability of labor and materials. We are likely to maintain a high level of real estate capital expenditures through the remainder of fiscal 2026. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $2,031.1 million and $2,333.4 million for the first nine months of fiscal 2026 and 2025, respectively. The components of our net capital expenditures are provided in the following table:

	Nine months ended December 31,
	2025	2024
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$1,748,456	$1,586,857
Purchases of real estate, construction and renovations	769,961	1,213,940
Other capital expenditures	84,252	62,699
Gross capital expenditures	2,602,669	2,863,496
Less: Sales of property, plant and equipment	(571,544)	(530,135)
Net capital expenditures	$2,031,125	$2,333,361

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

Property and Casualty Insurance’s stockholder’s equity was $437.1 million and $392.3 million as of September 30, 2025 and December 31, 2024, respectively. The increase resulted from net earnings of $39.5 million and an increase in other comprehensive income of $5.3 million due to the increase in the market value of its investment portfolio. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net withdrawals as of September 30, 2025 were $131.0 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $281.0 million and $217.6 million as of September 30, 2025 and December 31, 2024, respectively. The increase resulted from net earnings of $9.0 million and an increase in other comprehensive income of $54.4 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of September 30, 2025, Oxford had outstanding deposits of $85.0 million in the FHLB, for which Oxford pays fixed interest rates between 0.55% and 4.52% with maturities between September 29, 2025 and April 2, 2029. As of September 30, 2025, available-for-sale-investments held with the FHLB totaled $201.8 million, of which $177.0 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within liabilities from investment contracts on the consolidated balance sheets.

Cash Flows by Operating Segments

Moving and Storage

Net cash provided from operating activities were $1,271.5 million and $1,166.3 million for the first nine months of fiscal 2026 and 2025, respectively, due to improved operations, a decrease in income taxes paid, and the timing of credit card receivable settlements.

Property and Casualty Insurance

Net cash provided by operating activities were $38.4 million and $36.1 million for the first nine months ended September 30, 2025 and 2024, respectively. The increase was driven primarily by growth in earnings.

Property and Casualty Insurance’s cash and cash equivalents amounted to $104.5 million and $96.2 million as of September 30, 2025 and December 31, 2024, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet our future operating cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $80.7 million and $53.5 million for the third quarters ended September 30, 2025 and 2024, respectively. The increase in operating cash flows was primarily due to timing of settlement of receivables for securities. This was offset by the decrease in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of September 30, 2025 and December 31, 2024, cash and cash equivalents amounted to $17.7 million and $101.9 million, respectively. Management believes that the overall sources of liquidity are adequate to meet our future operating cash needs.

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

The Internal Revenue Service ("IRS") completed and finalized their examination for tax years March 2014 through March 2021. During the third quarter of fiscal year 2026, we received $2.4 million related to this examination. We are owed $127 million which is reflected in prepaid expense, plus interest of $23.6 million, which is reflected in trade receivables and reinsurance recoverables, net. The refund is being processed by the Centralized Case Processing department of the IRS.

In December 2025, Repwest paid U-Haul Holding Company a $100.0 million dividend.

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of December 31, 2025, we had available borrowing capacity under existing credit facilities of $465.0 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure.

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

Consolidating Schedules by Segment (Unaudited)

This information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent with its subsidiaries.

Consolidating balance sheets by segment as of December 31, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$1,010,011	$104,536	$17,710	$(100,000)	(d)	$1,032,257
Trade receivables and reinsurance recoverables, net	107,126	34,695	30,828	—		172,649
Inventories and parts	175,023	—	—	—		175,023
Prepaid expenses	353,201	—	—	—		353,201
Fixed maturity securities available-for-sale, net, at fair value	—	249,548	2,251,888	—		2,501,436
Equity securities, at fair value	—	40,936	16,482	—		57,418
Investments, other	—	129,750	590,963	—		720,713
Deferred policy acquisition costs, net	—	—	116,178	—		116,178
Other assets	83,845	13,046	32,625	—		129,516
Right of use assets - financing, net	30,561	—	—	—		30,561
Right of use assets - operating, net	40,269	192	228	—		40,689
Related party assets	71,851	7,564	14,701	(33,486)	(c)	60,630

Investment in subsidiaries	618,082	—	—	(618,082)	(b)	—

Property, plant and equipment, at cost:
Land	1,854,024	—	—	—		1,854,024
Buildings and improvements	10,329,648	—	—	—		10,329,648
Furniture and equipment	1,068,623	—	—	—		1,068,623
Rental trailers and other rental equipment	1,175,723	—	—	—		1,175,723
Rental trucks	8,416,008	—	—	—		8,416,008
	22,844,026	—	—	—		22,844,026
Less: Accumulated depreciation	(6,616,653)	—	—	—		(6,616,653)
Total property, plant and equipment, net	16,227,373	—	—	—		16,227,373
Total assets	$18,717,342	$580,267	$3,071,603	$(751,568)		$21,617,644

(a) Balances as of September 30, 2025
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables
(d) Eliminate dividend from subsidiary

Consolidating balance sheets by segment as of December 31, 2025 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$747,963	$5,928	$11,535	$—		$765,426
Notes, loans and finance leases payable, net	8,017,296	—	—	—		8,017,296
Operating lease liabilities	41,024	199	241	—		41,464
Policy benefits and losses, claims and loss expenses payable	440,597	124,463	365,704	—		930,764
Liabilities from investment contracts	—	—	2,453,325	—		2,453,325
Other policyholders' funds and liabilities	—	528	5,258	—		5,786
Deferred income	54,227	—	—	—		54,227
Deferred income taxes, net	1,651,129	7,816	(53,398)	—		1,605,547
Related party liabilities	24,671	4,247	7,942	(36,860)	(c)	—
Total liabilities	10,976,907	143,181	2,790,607	(36,860)		13,873,835

Stockholders' equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(171,464)	(4,317)	(113,916)	121,607	(b)	(168,090)
Retained earnings	8,116,118	346,982	366,141	(712,913)	(b)	8,116,328
Cost of common stock in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred stock in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	7,740,435	437,086	280,996	(714,708)		7,743,809
Total liabilities and stockholders' equity	$18,717,342	$580,267	$3,071,603	$(751,568)		$21,617,644

(a) Balances as of September 30, 2025
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

(a) Balances as of December 31, 2024
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating statement of operations by segment for the quarter ended December 31, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$887,365	$—	$—	$(1,195)	(c)	$886,170
Self-storage revenues	245,060	—	—	—		245,060
Self-moving and self-storage products and service sales	68,929	—	—	—		68,929
Property management fees	8,817	—	—	—		8,817
Life insurance premiums	—	—	17,848	—		17,848
Property and casualty insurance premiums	—	31,291	—	(936)	(c)	30,355
Net investment and interest income	—	11,225	36,751	(717)	(b)	47,259
Other revenue	109,719	—	1,608	(157)	(b)	111,170
Total revenues	1,319,890	42,516	56,207	(3,005)		1,415,608

Costs and expenses:
Operating expenses	833,046	13,763	4,091	(2,286)	(b,c)	848,614
Commission expenses	96,101	—	—	—		96,101
Cost of product sales	50,871	—	—	—		50,871
Benefits and losses	—	7,860	41,372	—		49,232
Amortization of deferred policy acquisition costs	—	—	4,922	—		4,922
Lease expense	4,873	74	25	(691)	(b)	4,281
Depreciation, net of (gains) losses on disposals	325,219	—	—	—		325,219
Net (gains) losses on disposal of real estate	2,696	—	—	—		2,696
Total costs and expenses	1,312,806	21,697	50,410	(2,977)		1,381,936

Earnings from operations before equity in earnings of subsidiaries	7,084	20,819	5,797	(28)		33,672

Equity in earnings of subsidiaries	21,018	—	—	(21,018)	(d)	—

Earnings from operations	28,102	20,819	5,797	(21,046)		33,672
Other components of net periodic benefit costs	(346)	—	—	—		(346)
Other interest income	10,856	—	—	(72)	(b)	10,784
Interest expense	(95,555)	—	(72)	100	(b)	(95,527)
Fees on early extinguishment of debt and costs of defeasance	(163)	—	—	—		(163)
Pretax earnings (losses)	(57,106)	20,819	5,725	(21,018)		(51,580)
Income tax (expense) benefit	20,138	(4,358)	(1,168)	—		14,612
Net earnings (losses) available to common stockholders	$(36,968)	$16,461	$4,557	$(21,018)		$(36,968)

(a) Balances for the quarter ended September 30, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by segment for the quarter ended December 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$879,695	$—	$—	$(1,110)	(c)	$878,585
Self-storage revenues	227,125	—	—	—		227,125
Self-moving and self-storage products and service sales	70,407	—	—	—		70,407
Property management fees	8,869	—	—	—		8,869
Life insurance premiums	—	—	22,926	—		22,926
Property and casualty insurance premiums	—	29,115	—	$(751)	(c)	28,364
Net investment and interest income	—	9,026	32,401	(891)	(b)	40,536
Other revenue	110,460	—	1,435	(149)	(b)	111,746
Total revenues	1,296,556	38,141	56,762	(2,901)		1,388,558

Costs and expenses:
Operating expenses	766,460	12,550	5,347	(2,006)	(b,c)	782,351
Commission expenses	95,031	—	—	—		95,031
Cost of product sales	52,767	—	—	—		52,767
Benefits and losses	—	6,038	42,645	—		48,683
Amortization of deferred policy acquisition costs	—	—	4,493	—		4,493
Lease expense	5,572	90	33	(643)	(b)	5,052
Depreciation, net of (gains) losses on disposals	246,091	—	—	—		246,091
Net (gains) losses on disposal of real estate	3,358	—	—	—		3,358
Total costs and expenses	1,169,279	18,678	52,518	(2,649)		1,237,826

Earnings from operations before equity in earnings of subsidiaries	127,277	19,463	4,244	(252)		150,732

Equity in earnings of subsidiaries	17,956	—	—	(17,956)	(d)	—

Earnings from operations	145,233	19,463	4,244	(18,208)		150,732
Other components of net periodic benefit costs	(372)	—	—	—		(372)
Other interest income	15,734	—	—	(96)		15,638
Interest expense	(76,833)	—	(96)	348	(b)	(76,581)
Pretax earnings	83,762	19,463	4,148	(17,956)		89,417
Income tax expense	(16,596)	(4,072)	(1,583)	—		(22,251)
Net earnings available to common stockholders	$67,166	$15,391	$2,565	$(17,956)		$67,166

(a) Balances for the quarter ended September 30, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by segment for the nine months ended December 31, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$3,058,018	$—	$—	$(3,098)	(c)	$3,054,920
Self-storage revenues	725,596	—	—	—		725,596
Self-moving and self-storage products and service sales	256,946	—	—	—		256,946
Property management fees	28,020	—	—	—		28,020
Life insurance premiums	—	—	55,387	—		55,387
Property and casualty insurance premiums	—	83,780	—	(3,415)	(c)	80,365
Net investment and interest income	—	24,348	100,256	(2,112)	(b)	122,492
Other revenue	437,996	—	4,771	(493)	(b)	442,274
Total revenues	$4,506,576	$108,128	$160,414	$(9,118)		4,766,000

Costs and expenses:
Operating expenses	2,542,453	38,947	10,510	(7,005)	(b,c)	2,584,905
Commission expenses	334,649	—	—	—		334,649
Cost of product sales	190,701	—	—	—		190,701
Benefits and losses	—	19,096	123,496	—		142,592
Amortization of deferred policy acquisition costs	—	—	14,801	—		14,801
Lease expense	15,925	224	106	(2,029)	(b)	14,226
Depreciation, net of (gains) losses on disposals	969,836	—	—	—		969,836
Net (gains) losses on disposal of real estate	5,610	—	—	—		5,610
Total costs and expenses	$4,059,174	$58,267	$148,913	$(9,034)		4,257,320

Earnings from operations before equity in earnings of subsidiaries	447,402	49,861	11,501	(84)		508,680

Equity in earnings of subsidiaries	48,523	—	—	(48,523)	(d)	—

Earnings from operations	495,925	49,861	11,501	(48,607)		508,680
Other components of net periodic benefit costs	(1,037)	—	—	—		(1,037)
Other interest income	31,732	—	—	(264)	(b)	31,468
Interest expense	(268,246)	—	(264)	348	(b)	(268,162)
Fees on early extinguishment of debt and costs of defeasance	(189)	—	—	—		(189)
Pretax earnings	258,185	49,861	11,237	(48,523)		270,760
Income tax expense	(47,272)	(10,341)	(2,234)	—		(59,847)
Net earnings available to common stockholders	$210,913	$39,520	$9,003	$(48,523)		$210,913

(a) Balances for the nine months ended September 30, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by segment for the nine months ended December 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$2,983,192	$—	$—	$(2,927)	(c)	$2,980,265
Self-storage revenues	667,381	—	—	—		667,381
Self-moving and self-storage products and service sales	254,761	—	—	—		254,761
Property management fees	27,950	—	—	—		27,950
Life insurance premiums	—	—	64,154	—		64,154
Property and casualty insurance premiums	—	77,662	—	(2,302)	(c)	75,360
Net investment and interest income	—	20,118	98,334	(2,997)	(b)	115,455
Other revenue	406,076	—	4,180	(426)	(b)	409,830
Total revenues	4,339,360	97,780	166,668	(8,652)		4,595,156

Costs and expenses:
Operating expenses	2,412,071	36,055	20,697	(5,642)	(b,c)	2,463,181
Commission expenses	326,610	—	—	—		326,610
Cost of product sales	181,031	—	—	—		181,031
Benefits and losses	—	16,669	120,412	—		137,081
Amortization of deferred policy acquisition costs	—	—	13,578	—		13,578
Lease expense	17,259	287	94	(2,254)	(b)	15,386
Depreciation, net of (gains) losses on disposals	689,906	—	—	—		689,906
Net (gains) losses on disposal of real estate	9,453	—	—	—		9,453
Total costs and expenses	3,636,330	53,011	154,781	(7,896)		3,836,226

Earnings from operations before equity in earnings of subsidiaries	703,030	44,769	11,887	(756)		758,930

Equity in earnings of subsidiaries	43,980	—	—	(43,980)	(d)	—

Earnings from operations	747,010	44,769	11,887	(44,736)		758,930
Other components of net periodic benefit costs	(1,116)	—	—	—		(1,116)
Other interest income	50,340	—	—	(336)		50,004
Interest expense	(216,053)	—	(336)	1,092	(b)	(215,297)
Fees on early extinguishment of debt and costs of defeasance	(495)	—	—	—		(495)
Pretax earnings	579,686	44,769	11,551	(43,980)		592,026
Income tax expense	(130,305)	(9,293)	(3,047)	—		(142,645)
Net earnings available to common stockholders	$449,381	$35,476	$8,504	$(43,980)		$449,381

(a) Balances for the nine months ended September 30, 2024
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by segment for the nine months ended December 31, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$210,913	$39,520	$9,003	$(48,523)	$210,913
Earnings from consolidated entities	(48,523)	—	—	48,523	—
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	883,104	—	—	—	883,104
Amortization of premiums and accretion of discounts related to investments, net	—	1,076	12,451	—	13,527
Amortization of debt issuance costs	5,213	—	—	—	5,213
Interest credited to policyholders	—	—	72,952	—	72,952
Provision for allowance for losses on trade receivables, net	(1,369)	—	—	—	(1,369)
Operating lease right-of-use asset amortization	6,813	—	—	—	6,813
Net (gains) losses on disposals of equipment	86,732	—	—	—	86,732
Net (gains) losses on disposal of real estate	5,610	—	—	—	5,610
Net (gains) losses on sales of fixed maturity securities	—	—	2,356	—	2,356
Net (gains) losses on equity securities and investments other	—	(3,095)	(2,080)	—	(5,175)
Deferred income taxes, net	103,127	2,006	(5,456)	—	99,677
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	52,844	4,375	2,347	—	59,566
Inventories and parts	(11,888)	—	—	—	(11,888)
Prepaid expenses	(70,301)	—	—	—	(70,301)
Deferred policy acquisition costs, net	—	—	5,551	—	5,551
Other assets	(6,092)	633	2,755	—	(2,704)
Related party assets	(9,523)	(3,394)	(70)	—	(12,987)
Accounts payable and accrued expenses and operating lease liabilities	(13,793)	(815)	(2,251)	—	(16,859)
Policy benefits and losses, claims and loss expenses payable	78,091	(2,390)	(12,648)	—	63,053
Other policyholders' funds and liabilities	—	81	(1,835)	—	(1,754)
Deferred income	1,195	—	—	—	1,195
Other liabilities	(700)	431	(2,361)	—	(2,630)
Net cash provided by (used in) operating activities	1,271,453	38,428	80,714	—	1,390,595

Cash flows from investing activities:
Escrow deposits activity	729	—	—	—	729
Purchases of:
Property, plant and equipment	(2,602,669)	—	—	—	(2,602,669)
Fixed maturity securities available-for-sale	—	(38,510)	(227,703)	—	(266,213)
Equity securities	—	(782)	(2,749)	—	(3,531)
Investments, other	—	(36,290)	(108,696)	—	(144,986)
Proceeds from sales of:
Property, plant and equipment	571,544	—	—	—	571,544
Fixed maturity securities available-for-sale	—	17,409	293,050	—	310,459
Equity securities	—	777	13,968	—	14,745
Investments, other	—	27,339	79,979	—	107,318
Net cash (used in) provided by investing activities	(2,030,396)	(30,057)	47,849	—	(2,012,604)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2025

Consolidating cash flow statements by segment for the nine months ended December 31, 2025 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	1,760,351	—	—	—		1,760,351
Principal repayments on credit facilities	(902,232)	—	—	—		(902,232)
Payment of debt issuance costs	(10,602)	—	—	—		(10,602)
Finance lease payments	(32,901)	—	—	—		(32,901)
Securitization deposits	345	—	—	—		345
Series N Non-Voting Common Stock dividends paid	(26,471)	—	—	—		(26,471)
Net contribution from (to) related party	100,000	—	—	(100,000)	(b)	—
Investment contract deposits	—	—	247,328	—		247,328
Investment contract withdrawals	—	—	(378,377)	—		(378,377)
Net cash provided by (used in) financing activities	888,490	—	(131,049)	(100,000)		657,441

Effects of exchange rate on cash	7,997	—	—	—		7,997

Increase (decrease) in cash and cash equivalents	137,544	8,371	(2,486)	(100,000)		43,429
Cash and cash equivalents at beginning of period	872,467	96,165	20,196	—		988,828
Cash and cash equivalents at end of period	$1,010,011	$104,536	$17,710	$(100,000)		$1,032,257
	(page 2 of 2)
(a) Balance for the period ended September 30, 2025
(b) Eliminate dividend with subsidiary

Consolidating cash flow statements by segment for the nine months ended December 31, 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$449,381	$35,476	$8,504	$(43,980)	$449,381
Earnings from consolidated entities	(43,980)	—	—	43,980	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	718,755	—	—	—	718,755
Amortization of premiums and accretion of discounts related to investments, net	—	1,092	9,339	—	10,431
Amortization of debt issuance costs	4,275	—	—	—	4,275
Interest credited to policyholders	—	—	58,290	—	58,290
Provision for allowance (recoveries) for losses on trade receivables, net	(590)	—	2,053	—	1,463
Operating lease right-of-use asset amortization	8,015	—	—	—	8,015
Net (gains) losses on disposals of equipment	(28,849)	—	—	—	(28,849)
Net (gains) losses on disposal of real estate	9,453	—	—	—	9,453
Net (gains) losses on sales of fixed maturity securities	—	—	19	—	19
Net (gains) losses on equity securities and investments other	—	(4,086)	(3,213)	—	(7,299)
Deferred income taxes, net	46,384	2,003	382	—	48,769
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	33,525	713	482	—	34,720
Inventories and parts	(4,209)	—	—	—	(4,209)
Prepaid expenses	(20,559)	—	—	—	(20,559)
Deferred policy acquisition costs, net	—	—	(1,791)	—	(1,791)
Other assets	(17,909)	(341)	(1,020)	—	(19,270)
Related party assets	(1,456)	2,091	(3,039)	—	(2,404)
Accounts payable and accrued expenses	23,426	(5,182)	2,217	—	20,461
Policy benefits and losses, claims and loss expenses payable	(5,305)	(2,949)	(13,815)	—	(22,069)
Other policyholders' funds and liabilities	—	6,166	(3,341)	—	2,825
Deferred income	(3,602)	—	0	—	(3,602)
Other liabilities	(443)	1,151	(1,617)	—	(909)
Net cash provided by (used in) operating activities	1,166,312	36,134	53,450	—	1,255,896

Cash flows from investing activities:
Escrow deposits activity	3,445	—	—	—	3,445
Purchases of:
Property, plant and equipment	(2,863,496)	—	—	—	(2,863,496)
Fixed maturity securities available-for-sale	—	—	(441,974)	—	(441,974)
Equity securities	—	(852)	—	—	(852)
Investments, other	—	(15,218)	(77,556)	—	(92,774)
Proceeds from sales of:
Property, plant and equipment	530,135	—	—	—	530,135
Fixed maturity securities available-for-sale	72,986	8,997	236,651	—	318,634
Equity securities	—	10,831	11	—	10,842
Investments, other	—	9,910	87,684	—	97,594
Net cash (used in) provided by investing activities	(2,256,930)	13,668	(195,184)	—	(2,438,446)
	(page 1 of 2)
(a) Balance for the period ended September 30, 2024

Consolidating cash flow statements by segment for the nine months ended December 31, 2024 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	1,404,974	—	—	—	1,404,974
Principal repayments on credit facilities	(713,949)	—	—	—	(713,949)
Payment of debt issuance costs	(4,224)	—	—	—	(4,224)
Finance lease payments	(60,661)	—	—	—	(60,661)
Securitization deposits	331	—	—	—	331
Series N Non-Voting Common Stock dividends paid	(26,471)	—	—	—	(26,471)
Investment contract deposits	—	—	389,848	—	389,848
Investment contract withdrawals	—	—	(318,005)	—	(318,005)
Net cash provided by (used in) financing activities	600,000	—	71,843	—	671,843

Effects of exchange rate on cash	(6,439)	—	—	—	(6,439)

Increase (decrease) in cash and cash equivalents	(497,057)	49,802	(69,891)	—	(517,146)
Cash and cash equivalents at beginning of period	1,380,165	52,508	101,871	—	1,534,544
Cash and cash equivalents at end of period	$883,108	$102,310	$31,980	$—	$1,017,398
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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform their obligations. The following table is a summary of our interest rate swap agreements as of December 31, 2025:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$53,527	$1,684	7/15/2022	7/15/2032	2.86%	1 Month SOFR
65,000	310	8/1/2022	8/1/2026	2.72%	1 Month SOFR
64,500	316	8/1/2022	8/31/2026	2.75%	1 Month SOFR
87,500	(411)	8/1/2024	8/1/2026	4.36%	1 Month SOFR

As of December 31, 2025, we had $818.0 million of variable rate debt obligations, of this amount, $547.5 million is not fixed through interest rate swaps. If Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $5.5 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of December 31, 2025 and March 31, 2025, these derivative hedges had a net market value of $8.3 million and $8.8 million, respectively, with notional amounts of $296.8 million and $326.2 million, respectively. These derivative instruments are included in Investments, other, on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.4% and 5.3% of our revenue was generated in Canada during the first nine months of fiscal 2026 and 2025, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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
•
our belief that we will maintain a high level of real estate capital expenditures through the remainder of fiscal 2026;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

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

U-Haul Holding Company

Date: February 4, 2026	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: February 4, 2026	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: February 4, 2026	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)