Form 10-K
period 2026-03-31
U-Haul Holding Co /NV/
filed 2026-05-27
CIK 4457

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the securities exchange act of 1934.

For the fiscal year ended March 31, 2026

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

Yes ☐ No ☒

The aggregate market value of U-Haul Holding Company common stock held by non-affiliates on September 30, 2025 was $5,028,850,534. The aggregate market value was computed using the closing price for the common stock trading on NYSE on such date. Shares held by executive officers, directors and persons owning directly or indirectly more than 5% of the outstanding common stock have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

19,607,788 shares of Common Stock, $0.25 par value, were outstanding as of May 27, 2026.

176,470,092 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of May 27, 2026.

Documents incorporated by reference: portions of U-Haul Holding Company’s definitive proxy statement for the 2026 annual meeting of stockholders, to be filed within 120 days after U-Haul Holding Company’s fiscal year ended March 31, 2026, are incorporated by reference into Part III of this report.

Unless the context otherwise requires, the terms "U-Haul Holding Company," "we," "us," or "our" refers to U-Haul Holding Company, a Nevada corporation, and all of its legal subsidiaries, on a consolidated basis.

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
•
the impact of any future legislation or regulatory guidance on our tax position;
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
•
our belief that we will maintain a high level of real estate capital expenditures in fiscal 2027;
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
•
our belief that fiscal 2027 investments will be funded largely through debt financing, external lease financing, private placement and cash from operations; and
•
our plan to expand owned storage properties and our belief that such development projects will be funded through a combination of internally generated funds, corporate debt and with borrowings against existing properties as they operationally mature.

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

We rent our distinctive orange and white U-Haul trucks and trailers, and orange door self-storage units, through a network of over 2,400 Company-operated retail moving stores and over 23,000 independent U-Haul dealers. We also sell U-Haul brand boxes, tape and other moving and self-storage products and services to “do-it-yourself” moving and storage customers at all of our distribution outlets and through our uhaul.com website and mobile app.

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

As of March 31, 2026, our rental fleet consisted of approximately 204,800 trucks, 136,600 trailers and 42,000 towing devices. This equipment and our U-Haul brand of self-moving products and services are available through our network of managed retail moving stores and independent U-Haul dealers. Independent U-Haul dealers receive rental equipment from the Company, act as rental agents and are paid a commission based on gross revenues generated from their U-Haul rentals.

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

The total package U-Haul offers to the “do-it-yourself” household mover doesn’t end with trucks, trailers, U-Box portable moving and storage units, and accessory rental items. Our moving supplies include a wide array of affordably priced U-Haul brand boxes, tape and packing materials. We also provide specialty boxes for dishes, computers, flat screen television and sensitive electronic equipment, as well as security locks, and packing supplies. U-Haul brand boxes are specifically sized to make loading easier.

We estimate that U-Haul is North America’s largest seller and installer of hitches and towing systems. In addition to towing U-Haul equipment, these hitching and towing systems can tow jet skis, motorcycles, boats, campers and tother recreational equipment. Each year, millions of customers visit our locations for expertise on complete towing systems, trailer rentals and the latest in towing accessories.

U-Haul has one of North America’s largest propane refilling networks, with nearly 1,200 locations providing this convenient service. We employ trained, certified personnel to refill propane cylinders and alternative fuel vehicles. Our network of propane dispensing locations is one of the largest automobile alternative refueling networks in North America.

Our self-storage business was a natural outgrowth of our self-moving operations. Conveniently located U-Haul self-storage rental facilities provide clean, dry and secure space for storage of household and commercial goods. Storage units range in size from 6 square feet to over 1,000 square feet. As of March 31, 2026, we operate 2,113 self-storage locations in the United States and Canada, with nearly 1,136,000 rentable storage units comprising 99.0 million square feet of rentable storage space. Our self-storage centers feature a wide array of security measures, ranging from electronic property access control gates to individually alarmed storage units. At many centers, we offer climate-controlled storage units to protect temperature sensitive goods.

Additionally, we offer moving and storage protection packages such as Safemove and Safetow. These programs provide moving and towing customers with a damage waiver, cargo protection and medical and life insurance coverage. Safestor provides protection for storage and U-Box customers from loss on their goods in storage. Safehaul provides protection for customers’ belongings when in transit using our U-Box portable moving and storage units. For our customers who desire additional coverage over and above the standard Safemove protection in certain states, we also offer our Safemove Plus product. This package provides the rental customer with a layer of primary liability protection. Safetrip is supplemental roadside protection for the customers' U-Haul equipment.

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

Net revenue from Moving and Storage was approximately 94.1%, 94.2% and 94.0% of consolidated net revenue in fiscal 2026, 2025 and 2024, respectively.

The total number of rental trucks in our fleet increased from fiscal 2025. The availability of new trucks for purchase has improved allowing us to increase the number of older trucks that we have retired and rotated out of the fleet in fiscal 2026.

Within our truck and trailer rental operation, we are focused on expanding our independent dealer network to provide added convenience for our customers. We maximize vehicle utilization by managing distribution of our truck and trailer fleets among the over 2,400 U-Haul-operated stores and over 23,000 independent dealers. Utilizing our proprietary reservations management system, our centers and dealers electronically report their inventory in real-time, which facilitates matching equipment to customer demand. Over half of all U-Move rental revenue originated from our Company operated stores.

At our owned and operated retail stores, we are implementing new initiatives to improve customer service. These initiatives include expanding the capabilities of our U-Haul app, effectively marketing our broad line of self-moving related products and services, expanding accessability to provide more convenience to our customers. In addition, we are improving management of our rental equipment to provide our retail centers with the right type of rental equipment, at the right time and at the most convenient location for our customers. We are also enhancing our ability to properly staff locations during our peak hours of operations by attracting and retaining “moonlighters” (part-time U-Haul system members with full-time jobs elsewhere) during our peak hours of operation. We offer U-Haul Truck Share 24/7 to our entire network in the United States and Canada. This allows our customers to rent equipment through a mobile device any time of the day without having to visit the counter. We currently have several U.S. and Canadian patents granted or pending on our U-Haul Truck Share 24/7 system.

Our self-moving related products and services, such as boxes, pads and insurance, help our customers have a better moving experience and protect their belongings from potential damage during the moving process. We are committed to providing a complete line of products selected with the “do-it-yourself” moving and storage customer in mind.

Our self-storage business operations consist of the rental of self-storage units, U-Box portable moving and storage units, sales of self-storage related products, the facilitation of sales of services, and the management of self-storage facilities owned by others.

U-Haul is one of the largest North American operators of self-storage and has been a leader in the self-storage industry since 1974. We operate nearly 1,136,000 rentable storage units, comprising 99.0 million square feet of rentable storage space with locations in 50 states and 10 Canadian provinces. Our owned and managed self-storage facility locations range in size up to 309,000 square feet of storage space, with individual storage units in sizes ranging from 6 square feet to over 1,000 square feet.

The primary market for storage units is the storage of household goods. We believe that our self-storage services provide a competitive advantage through such things as availability of rental equipment, MaxSM security, an electronic system that monitors the storage facility 24 hours a day, climate control in select units, individually alarmed units, extended hours access, interior load and unload at selected locations, mobile device enabled rentals and an internet-based customer reservation and account management system.

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

Compliance with the requirements of federal, state, provincial and local governments affects our business. Our truck, trailer, self-storage, and U-Box rental business is subject to various federal, state, provincial and local regulations in the United States and Canada. For example, the U.S. Department of Transportation and various state, federal and Canadian agencies exercise broad powers over our motor carrier operations, safety, and the generation, handling, storage, treatment and disposal of waste materials. In addition, our business is also subject to federal, state, provincial and local laws and regulations relating to environmental protection, human health and safety, employment, marketing, and data privacy and security, among other matters. The laws and regulations that affect our business are complex, change frequently and could become more stringent in the future.

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

Net revenue from Property and Casualty Insurance was approximately 2.3%, 2.1% and 2.1% of consolidated net revenue in fiscal 2026, 2025 and 2024, respectively.

Life Insurance Segment

Life Insurance provides life and health insurance products primarily to the senior market through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

Net revenue from Life Insurance was approximately 3.6%, 3.7% and 3.9% of consolidated net revenue in fiscal 2026, 2025 and 2024, respectively.

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

System Members

As of March 31, 2026, we employed approximately 32,600 people in the United States and approximately 2,100 in Canada with approximately 99% of these system members working within Moving and Storage and approximately 51% of these system members working on a full-time basis.

We operate over 2,400 retail locations, 11 manufacturing and assembly facilities, 154 fixed-site repair facilities, a distribution center and our corporate offices. We hire system members from the communities in which we are located and prefer to promote from within our team.

Benefits

We focus on our system members’ wellness over the course of their life, from physical and emotional to financial.

Our health benefit program provides medical, dental and vision benefits. Participation in the health benefit program also includes access to our Healthier You wellness program that offers system members tools to enable them to live a healthier lifestyle. This wellness program encompasses nutritional guidance, smoking cessation and fitness alternatives. We also make available to system members a mental health focused assistance program called You Matter, which offers counseling, work-life solutions and legal guidance.

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

Competition

Moving and Storage Segment

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors. Generally speaking, we consider there to be two distinct users of rental trucks: commercial and “do-it-yourself” residential users. We primarily focus on the “do-it-yourself” residential user. Within this segment, we believe the principal competitive factors are convenience of rental locations, availability of quality rental moving equipment, breadth of essential products and services, and total cost to the user. Our major national competitors in both the in-town and one-way moving equipment rental market include Avis Budget Group, Inc. and Penske Truck Leasing. We have numerous competitors throughout the United States and Canada who compete with us in the in-town market including Enterprise Truck Rental, Turo, Lugg, GoShare and others.

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

Financial Data of Segment and Geographic Areas

For the financial data of our segments and geographic areas please see Note 21, Reportable Segment Information and Note 22, Geographic Area Data, of the Notes to Consolidated Financial Statements.

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

Our business plan relies upon a network of independent dealers strategically located throughout the United States and Canada. As of March 31, 2026, we had over 23,000 independent equipment rental dealers. In fiscal 2026, just under half of all U-Move rental revenue originated through this network.

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

Regulatory pressure in connection with the introduction and expansion of electric, autonomous, and connected rental vehicles could require infrastructure improvement that could inhibit our current business model and negatively impact our ability to acquire, or increase our cost of acquisition for rental trucks. For example, the Advanced Clean Fleets regulation (“ACF”) adopted by the California Air Resources Board (“CARB”) would have required us to phase out certain internal combustion engine vehicles from our fleet and replace them with so-called zero-emission vehicles (“ZEVs”). California must request and receive a waiver from the Environmental Protection Agency to enforce the ACF, and for now it has withdrawn its request for such a waiver. If California seeks and obtains such a waiver in the future, then to accommodate ZEVs, our Company-operated locations and independent dealer network may require physical upgrades that are uneconomical and/or unachievable. In addition, because many of our trucks are used by our customers for one-way interstate moves, if the ACF or similar laws or regulations are adopted by federal, state, or provincial governments or regulators in the future, it could materially and negatively affect our operations across North America because our one-way rental trucks travel throughout the U.S. and Canada. Under any such laws, our one-way rental business would depend, in whole or in part, on an in-transit recharging network throughout the United States and Canada to support electric vehicles or ZEVs. Such a recharging network does not exist today, and even if one is built, the increased rental cost, and time and cost required to charge electric vehicles or ZEVs may be so great as to substantially limit our ability to serve customers needing to move long distances.

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

We are encouraged by the Trump Administration’s actions to reverse and limit federal and state emission and other requirements that would effectively limit the availability of internal combustion vehicles for fleets such as ours. However, there is no assurance that courts or a future Congress or administration will not reverse such actions by the Trump Administration or that California will not apply for and receive a waiver for the ACF. In addition, an existing agreement between OEM’s and California may require OEM’s to meet California’s emissions requirements and sales mandates for electric vehicles or ZEVs even if CARB’s regulations cannot be enforced. If that occurs, we may not be able to successfully adapt to the requirements of a changed regulatory or commercial environment that favors or requires all-electric or specific alternative fuel vehicles.

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

The operation of our moving and storage centers, our business of renting moving and storage equipment to customers, the sale of moving and storage supplies, towing accessories and installation, and our refilling of propane tanks exposes us to liability claims. These include but are not limited to claims for property damage, personal injury, and even death. We seek to limit the occurrence of such claims through the design of our equipment, communication of its proper use, repair and maintenance schedules, training of our personnel, risk management assessments, and by providing our customers with online resources for the proper use of products and services. Regardless, accidents still occur, and we manage the financial risk of these events through third-party insurance carriers. While these excess loss and property insurance policies are available today at affordable costs, this could change and could negatively affect our results of operations and financial position. Changes in attitudes of juries and/or involvement of third parties in the litigation process through litigation financing could negatively affect our results.

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

We commit resources to prevention, detection, and mitigation to limit the adverse effects of cybersecurity incidents. We have implemented security protocols, backup systems and alternative procedures to mitigate these risks. We employ IT security team members that have cybersecurity experience or certifications and utilize third-party service providers and consultants to protect our systems and assist us in managing these risks. Our Board and its Audit & Cyber Committee exercise oversight of our cybersecurity risks and management's oversight of the processes and procedures that protect our systems and data. However, despite our security measures, we cannot guarantee that we will not be materially and adversely affected by cybersecurity incidents, including hacks of our systems, denial-of-service attacks, viruses and other malicious software (malware), team member error or malfeasance, phishing attacks, social engineering, security breaches, disruptions during the process of upgrading or replacing computer software or hardware, or other attacks that may jeopardize the security of information stored in or transmitted by technology systems and networks that we or third-party service providers maintain, which include cloud-based networks and data center storage.

Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that we will be fully insured, or that insurance coverage will remain available for cybersecurity risks. Significantly, no amount of effort to deter, identify, mitigate, and/or prevent cybersecurity breaches can achieve 100% success in the current cyber threat environment. Given the financial reward reaped by threat actors for their illegal attacks on technology systems and access to data, and the inability of governments or private industry to fully prevent such attacks and resulting breaches, we expect such attacks to continue. We also expect governments to continue to punish companies that are victims of cyberattacks, whether through statutory fines or otherwise. We cannot provide assurance that we will not experience future cybersecurity incidents or that such incidents will not have a material and adverse impact on our business strategy, results of operations, or financial condition. Investors who require any such assurance should not invest in the Company.

Our response to cybersecurity incidents, our investments in our technology, and our controls, processes, and practices, may not be sufficient to shield us from significant losses or liability.

The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are increasingly sophisticated, including as a result of emerging technologies such as artificial intelligence and machine learning. Moreover, the techniques used may be difficult to detect and often are not recognized until launched against a target. As a result, we may not anticipate an attack or respond adequately or timely, and the extent of a particular incident may not be immediately clear. It could take significant time before an investigation can be completed and reliable information about the incident becomes known. During an investigation, it is possible we may not know the extent of the harm, or how to remediate it, which could further adversely impact us. Regulations could result in us being required to disclose information about a cybersecurity incident before it has been fully investigated, mitigated, or resolved. Due to the risk of allegations by plaintiffs’ counsel or government regulators armed with the benefit of hindsight, we may be required to disclose information about a cybersecurity incident even before we determine whether it was material.

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

We experience daily threats to our data, and we have experienced cybersecurity incidents in the past. Although past events have not resulted in a material impact on our business strategy, results of operations or financial condition, we cannot provide assurance that we will not experience future cybersecurity incidents or that such incidents will not have a material impact on our business strategy, results of operations, or financial condition.

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

As of December 31, 2025, Repwest reported $0.7 million of reinsurance recoverables, net of allowances and $29.9 million of reserves and liabilities ceded to reinsurers. Of this, Repwest’s largest exposure to a single reinsurer was $18.8 million.

As of December 31, 2025, Oxford's derivative hedges had a net market value of $26.5 million with notional amounts of $310.1 million.

Risks Related to our Industry

We operate in a highly competitive industry.

The truck rental industry is highly competitive and includes a number of significant national, regional and local competitors, many of which are several times larger than U-Haul. We believe the principal competitive factors in this industry are convenience of rental locations, availability of quality rental moving equipment, breadth of essential services and products and total cost. Our financial results can be adversely impacted by aggressive pricing from our competitors. Some of our competitors may have greater financial resources than we have. We cannot assure you that we will be able to maintain existing rental prices or implement price increases. Moreover, if our competitors reduce prices and we are not able or willing to do so, we may lose rental volume, which would likely have a materially adverse effect on our results of operations.

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

However, development of new self-storage facilities is more difficult due to land use, zoning, environmental, and other regulatory requirements. The self-storage industry has in the past experienced overbuilding in response to perceived increases in demand. In addition, consolidation of ownership is taking place with certain owners of self-storage. We cannot assure you that we will be able to successfully compete in existing markets or expand into new markets.

The moving and storage industry is experiencing rapid changes in technology.

Numerous competitors and potential competitors are working to establish paradigm shifting technologies from self-driving vehicles to vehicle sharing services and other technologies that connect riders with vehicles. Additionally, customer demand for ease of online or app-based management of their moving and storage transactions continues to grow. Customers also increasingly turn to new technologies, such as artificial intelligence apps and chatbots to locate and compare products, including moving and storage products, and we may not successfully adapt our marketing and ability to reach customers through these new and developing platforms. There may be other innovations and technologies that could impact the do-it-yourself moving and storage industries that we cannot yet foresee. We actively develop and deploy new technologies, but we cannot ensure that our initiatives will be successful or timely, and our failure to effectively implement any initiative could have an adverse impact on our financial condition or results of operations.

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

In September 2025, A.M. Best affirmed the Financial Strength Rating for Oxford and Christian Fidelity Life Insurance Company (“CFLIC”) of "A" (Excellent). In addition, A.M. Best affirmed the long-term issuer credit rating of “a”. The outlook of these ratings is negative. Financial strength ratings are important external factors that can affect the success of Oxford’s business plans. Accordingly, if Oxford’s ratings, relative to its competitors, are not maintained or do not continue to improve, Oxford may not be able to retain and attract business as currently planned, which could adversely affect our results of operations and financial condition.

Risks Related to our Financings

We are leveraged.

As of March 31, 2026, we had total debt outstanding of $8,125.0 million and operating lease liabilities of $41.0 million. Although we believe, based on existing information, that additional leverage can be supported by our operations and revenues, our existing debt could impact us in the following ways, among others:

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

In addition, 686,697 shares (approximately 3.5% of our Voting Common Stock) are owned under our ESOP. Each ESOP participant is entitled to vote the shares allocated to himself or herself in their discretion. If an ESOP participant does not vote his or her shares, those shares will be voted by the ESOP trustee, in the ESOP trustee’s discretion.

The trading price for our outstanding Voting Common Stock and Series N Non-Voting Common Stock may be volatile.

The trading prices of our Voting Common Stock and Non-Voting Common Stock and the allocation of value between the two has previously been, and may continue to be volatile and their respective values may decline. In addition, the trading prices of our two series of common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, among others:

•
quarterly variations in our results of operations or those of our competitors;
•
announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments;
•
recommendations by securities analysts or changes in earnings estimates;
•
announcements about our earnings that are not in line with analyst expectations;
•
announcements by our competitors of their earnings that are not in line with analyst expectations;
•
commentary by industry and market professionals about our products, strategies, and other matters affecting our business and results, regardless of its accuracy;
•
the volume of shares of Voting Common Stock or Non-Voting Common Stock available for public trading;
•
sales or purchases of Voting Common Stock or Non-Voting Common Stock by us or by our stockholders (including sales or purchases by our directors, executive officers, and other employees);
•
short sales, hedging, and other derivative transactions on shares of our Voting Common Stock and Non-Voting Common Stock;
•
the perceived values of Voting Common Stock and Non-Voting Common Stock relative to one another.

Risks Related to Legal, Regulatory and Compliance

Our operations subject us to numerous environmental laws and regulations and the possibility that environmental liability in the future could adversely affect our operations.

Compliance with environmental requirements of federal, state, provincial and local governments in the United States and Canada affects our business. Among other things, these requirements regulate the discharge of materials into the air, land and water, and govern the use and disposal of hazardous substances. Under environmental laws or common law principles, we can be held liable for hazardous substances that are found on real property we have owned or operated. We are aware of issues regarding hazardous substances on some of our real estate and we have put in place a remediation plan at each site where we believe such a plan is necessary. See Note 19, Contingencies, of the Notes to Consolidated Financial Statements. We regularly make capital and operating expenditures to stay in compliance with environmental laws. In particular, we have managed a testing and removal program since 1988 for our underground storage tanks. Despite these compliance efforts, the risk of environmental liability is part of the nature of our business.

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

Safety recalls on our trucks may adversely effect our financial condition or results of operations.

Our trucks may be subject to safety recalls, which could have a material adverse effect on our financial results. Such recalls may cause us to suspend rental of trucks to customers and/or prohibit us from selling the trucks. We are unable to predict or control what trucks could be subject to recall, how long they may be grounded or how quickly repair parts or services can be procured. These recalls could reduce revenue, increase costs and reduce residual values.

Potential risks related to our protection of our intellectual property.

Since 1945, we have used certain trade dress, such as our distinctive orange U-Haul trucks, trailers, U-Box portable moving and storage units, and orange door self-storage units and trademarks that include the color orange to distinguish our brand, products, and services. We believe that our rights in our intellectual property, including our rights to use the color orange in the promotion of our goods and services, are strong and well-supported. However, over the past several years, Public Storage has sought to prevent self-storage operators from using the color orange in connection with their self-storage services. We filed a lawsuit against Public Storage in the District of Arizona in December 2024, asking for a declaration that our trade dress and trademarks that use orange do not infringe on Public Storage's claimed intellectual property rights. While we believe we will be able to successfully protect our rights to continue to use the color orange to distinguish our brand, products and services, there can be no assurance of a favorable outcome. If we are unsuccessful, our ability to use these marks could be limited, which could adversely impact our financial condition or results of operations.

Changes to U.S. tax laws may adversely affect our financial condition or results of operations and create the risk that we may need to adjust our accounting for these changes.

The One Big Beautiful Bill ("OBBB") was passed into law on July 4, 2025. This law prevents the sunsetting of some of the provisions from the Tax Reform Act that was enacted back in 2017. Some of the key tax updates from the law include reinstating of 100% bonus depreciation. This policy allows for immediate expensing of eligible business property in the year of purchase. OBBB also changed the law to allow for 100% expensing of U.S. based research and experimental expenditures. These changes allow us to take larger tax deductions in the present thus creating taxable losses for fiscal year 2026. These changes also increase deferred tax liabilities. Another key update is that it is now easier to recognize interest expense deductions under OBBB. The law changed to allow companies to deduct interest to the extent of their Earnings Before Interest, Taxes, Depreciation and Amortization. This change allows us to recognize more interest expense for tax deduction purposes.

OBBB is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service (“IRS”), as well as state tax authorities, and OBBB could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the act. The accounting treatment of the tax law changes is complex, and some of the changes affected both current and future periods. Others primarily affected future periods. Additional changes to the U.S. tax code could negatively offset operating cashflows.

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

Despite our work to identify and address cybersecurity risks, we experience threats to our data and systems. We have experienced cybersecurity incidents in the past, including breaches of our data and systems. To date, none of those cybersecurity incidents has resulted in a material impact on our business strategy, results of operations or financial condition. However, the impacts of cybersecurity incidents in the future could be material. For more information about the cybersecurity risks we face, see the risk factor entitled "Cybersecurity incidents are inevitable, and disruptions in our information technology systems or a compromise of security with respect to those systems could adversely affect us" in Item 1A. Risk Factors in this Annual Report.

Item 2. Properties

The Company, through its legal subsidiaries, owns property, plant and equipment that are utilized in the manufacturing, repair and rental of U-Haul equipment and storage space, as well as providing office space for us. Such facilities exist throughout the United States and Canada. We also manage storage facilities owned by others. We operate over 2,400 U-Haul retail centers of which 489 U-Haul branded locations are managed for subsidiaries of WGHLP and Mercury Partners, L.P., and 11 manufacturing and assembly facilities. We also operate over 154 fixed-site repair facilities located throughout the United States and Canada. These facilities are used primarily for the benefit of Moving and Storage.

Item 3. Legal Proceedings

Please see Note 19, Contingencies, of the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Part ii

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

U-Haul Holding Company’s two classes of common stock are listed on the New York Stock Exchange under the trading symbols “UHAL” for our Voting Common Stock and “UHAL.B” for our Non-Voting Common Stock. As of March 31, 2026, there were approximately 3,600 holders of record of our Voting Common Stock and approximately 5,000 holders of record of our Non-Voting Common Stock. We derived the number of our stockholders using internal stock ledgers and utilizing Computershare listings.

Dividends

We do not have a formal dividend policy for our Voting Common Stock (UHAL). We do have a dividend policy for our Non-Voting Common Stock (UHAL.B), which provides that unless the Board determines otherwise in its sole discretion, it is the Company’s policy to declare and pay a quarterly cash dividend of $0.05 per share. The Board periodically considers the advisability of declaring and paying dividends to holders of each of our two classes of common stock in light of existing circumstances.

The following table lists the dividends that were declared and issued for fiscal 2026 and 2025.

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 4, 2026	$0.05	March 16, 2026	March 27, 2026
December 3, 2025	$0.05	December 15, 2025	December 30, 2025
August 21, 2025	$0.05	September 15, 2025	September 26, 2025
June 4, 2025	$0.05	June 16, 2025	June 27, 2025
March 5, 2025	$0.05	March 17, 2025	March 28, 2025
December 4, 2024	$0.05	December 16, 2024	December 27, 2024
August 15, 2024	$0.05	September 16, 2024	September 27, 2024
June 5, 2024	$0.05	June 17, 2024	June 28, 2024

See Note 28, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements for a discussion of certain statutory restrictions on the ability of the insurance subsidiaries to pay dividends to U-Haul Holding Company.

Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s Voting Common Stock (UHAL) and Non-Voting Common Stock (UHAL.B) with the cumulative total return on the Dow Jones US Total Market and the Dow Jones US Transportation Average, in each case for the period March 31, 2021 through March 31, 2026. The comparison assumes that $100 was invested on March 31, 2021 in the Company’s common stock and in each of the comparison indices. The graph reflects the value of the investment based on the closing price of the common stock trading on the New York Stock Exchange and NASDAQ Global Select Market on March 31, 2022, 2023, 2024, 2025 and 2026.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among U-Haul Holding Company (UHAL and UHAL.B), The Dow Jones US Index
And The Dow Jones US Transportation Average Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
3/31/2021
3/31/2022
3/31/2023
3/31/2024
3/31/2025
3/31/2026
UHAL
U-Haul B-Shares
Dow Jones US Index
Dow Jones Transportation Index

*$100 invested on 3/31/2021 in stock or index including reinvestment of dividends.
Fiscal year ending March 31.

Fiscal years ended March 31:	2021	2022	2023	2024	2025	2026

U-Haul Holding Company - UHAL	$100.00	$97.67	$97.79	$110.72	$107.15	$78.33
U-Haul Holding Company - UHAL.B	100.00	97.67	84.13	108.52	96.62	73.23
Dow Jones US Total Market	100.00	105.14	100.89	120.70	127.35	140.51
Dow Jones US Transportation Average	100.00	111.29	98.68	110.80	100.78	127.19

Item 6. [Reserved]

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We begin this MD&A with the overall strategy of U-Haul Holding Company, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for fiscal 2026 compared with fiscal 2025, which are followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled Liquidity and Capital Resources and Disclosures about Contractual Obligations and Commercial Commitments. The discussion of our financial condition and results of operations for the year ended March 31, 2024 included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2025 is incorporated by reference into this MD&A. We conclude this MD&A by discussing our outlook for fiscal 2027.

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

U-Haul Holding Company has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. We believe that consolidating their calendar year into our fiscal year consolidated financial statements does not materially affect the presentation of financial position or results of operations. We disclose all material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2025, 2024 and 2023 correspond to fiscal 2026, 2025 and 2024 for U-Haul Holding Company.

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

Description of Operating and Reportable Segments

U-Haul Holding Company’s three operating and reportable segments are Moving and Storage, Property and Casualty Insurance, and Life Insurance.

See Note 1, Basis of Presentation, Note 21, Reportable Segment Information, and Note 22, Geographic Area Data, of the Notes to Consolidated Financial Statements.

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

Insurance Reserves

Life Insurance

The liability for future policy benefits for traditional and limited-payment long duration life and health products is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Both the present value of expected future benefit payments and the present value of expected future net premiums are based primarily on assumptions of discount rates, mortality, morbidity, lapse, and persistency. The Company reviews at least annually, and updates as necessary, its cash flow assumptions (mortality, morbidity, lapses and persistency) used to calculate the change in the liability for future policy benefits at least annually.

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

There was a $0.9 million and $2.1 million net impairment charge recorded in fixed maturity securities for fiscal 2026 and 2025, respectively.

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

Recent Accounting Pronouncements

Please see Note 3, Accounting Policies, of the Notes to Consolidated Financial Statements.

Results of Operations

U-Haul Holding Company and Consolidated Subsidiaries

Fiscal 2026 Compared with Fiscal 2025

Listed below, on a consolidated basis, are revenues for our major product lines for fiscal 2026 and fiscal 2025:

	Year Ended March 31,
	2026	2025
	(In thousands)
Self-moving equipment rental revenues	$3,811,921	$3,725,524
Self-storage revenues	972,427	897,913
Self-moving and self-storage products and service sales	329,614	327,490
Property management fees	36,875	36,811
Life insurance premiums	80,977	83,707
Property and casualty insurance premiums	105,119	98,900
Net investment and interest income	163,104	151,974
Other revenue	537,782	506,346
Consolidated revenue	$6,037,819	$5,828,665

Self-moving equipment rental revenues increased $86.4 million during fiscal 2026, compared with fiscal 2025. Revenue from both our In-Town and one-way markets improved. One-way transactions increased while revenue per transaction was flat compared to fiscal 2025. In-town revenue per transaction grew compared to fiscal 2025. We increased the number of Company-operated retail locations and independent dealers, along with the number of box trucks in the rental fleet. The size of the towing fleet increased in fiscal 2026 from the introduction of the new Toy Hauler.

Self-storage revenues increased $74.5 million during fiscal 2026, compared with fiscal 2025. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 5% improvement in average revenue per occupied foot. Net of delinquent rooms, occupied rooms increased 25,000 on average over the course of fiscal 2026, compared to fiscal 2025. During fiscal 2026, we added approximately 5.3 million net rentable square feet.

Sales of self-moving and self-storage products and services increased $2.1 million during fiscal 2026, compared with fiscal 2025. This was primarily due to an increase in sales of moving supplies and hitches.

Life insurance premiums decreased $2.7 million during fiscal 2026, compared with fiscal 2025 primarily due to decreased sales of single premium and final expense life products.

Property and casualty insurance premiums increased $6.2 million during fiscal 2026, compared with fiscal 2025. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul moving and storage transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income increased $11.1 million during fiscal 2026, compared with fiscal 2025. The improvement in our Property and Casualty segment came from realized gains on the sale of common stock and higher interest income from mortgage loans and cash and cash equivalents. Our Life insurance segment increased primarily from gains on derivatives used as hedges to fixed index annuities.

Other revenue increased $31.4 million during fiscal 2026, compared with fiscal 2025, caused primarily by increases in our U-Box program.

Listed below are revenues and earnings from operations at each of our operating segments for fiscal 2026 and 2025. The insurance companies’ years ended were December 31, 2025 and 2024.

	Year Ended March 31,
	2026	2025
	(In thousands)
Moving and storage
Revenues	$5,686,690	$5,492,774
Earnings from operations before equity in earnings of subsidiaries	350,227	645,772
Property and casualty insurance
Revenues	141,202	125,164
Earnings from operations	67,197	54,745
Life insurance
Revenues	221,753	221,869
Earnings from operations	15,308	16,642
Eliminations
Revenues	(11,826)	(11,142)
Earnings from operations before equity in earnings of subsidiaries	(111)	(1,005)
Consolidated Results
Revenues	6,037,819	5,828,665
Earnings from operations	432,621	716,154

Total costs and expenses increased $492.7 million during fiscal 2026, compared with fiscal 2025. Operating expenses for Moving and Storage increased $147.6 million. Repair expenses associated with the rental fleet experienced a $29.5 million increase during the fiscal year. Personnel costs increased $61.3 million from a combination of employee benefit costs along with salary and wage increases. Self-insured liability costs increased $76.4 million. Fiscal 2025 included a non-recurring $16.5 million cost associated with our transition to a new box supplier. All other costs declined $2.8 million compared to fiscal 2025.

Depreciation expense associated with our rental fleet increased $186.6 million for fiscal 2026 compared with fiscal 2025 due to an increase in the total number of box trucks in the fleet combined with decreases in resale values for certain units currently in the fleet. Net losses from the disposal of rental equipment increased $117.6 million as resale values decreased and the average cost of units being sold increased. We increased the number of retired trucks sold compared to the same period last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $24.6 million. Net losses on the disposal or retirement of land and buildings decreased $7.1 million. Additional details are available in the following Moving and Storage section.

As a result of the above-mentioned changes in revenues and expenses, earnings from operations decreased $283.5 million to $432.6 million for fiscal 2026, compared with $716.2 million for fiscal 2025.

Interest expense for fiscal 2026 was $364.8 million, compared with $295.7 million for fiscal 2025 due to an increase in the amount of outstanding debt along with our average cost of debt.

Other interest income at Moving and Storage decreased $11.8 million due to reduced invested cash balances and lower interest yields compared to fiscal 2025.

Income tax expense was $29.5 million for fiscal 2026, compared with $110.4 million for fiscal 2025. See Note 15, Provision for Taxes, of the Notes to Consolidated Financial Statements for more information on income taxes.

As a result of the above-mentioned items, earnings available to common stockholders were $83.1 million for fiscal 2026, compared with $367.1 million for fiscal 2025.

Moving and Storage

Fiscal 2026 Compared with Fiscal 2025

Listed below are revenues for the major product lines at Moving and Storage for fiscal 2026 and fiscal 2025:

	Year Ended March 31,
	2026	2025
	(In thousands)
Self-moving equipment rental revenues	$3,815,909	$3,729,318
Self-storage revenues	972,427	897,913
Self-moving and self-storage products and service sales	329,614	327,490
Property management fees	36,875	36,811
Other revenue	531,865	501,242
Moving and Storage revenue	$5,686,690	$5,492,774

Self-moving equipment rental revenues increased $86.6 million during fiscal 2026, compared with fiscal 2025. Revenue from both our In-Town and one-way markets improved. One-way transactions increased while revenue per transaction was flat compared to fiscal 2025. In-town revenue per transaction grew compared to fiscal 2025. We increased the number of Company-operated retail locations and independent dealers, along with the number of box trucks in the rental fleet. The size of the towing fleet increased in fiscal 2026 from the introduction of the new Toy Hauler.

Self-storage revenues increased $74.5 million during fiscal 2026, compared with fiscal 2025. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 5% improvement in average revenue per occupied foot. Net of delinquent rooms, occupied rooms increased 25,000 on average over the course of fiscal 2026, compared to fiscal 2025. During fiscal 2026, we added approximately 5.3 million net rentable square feet.

The Company owns and manages self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage data for our owned storage locations follows:

	Year Ended March 31,
	2026	2025
	(In thousands, except occupancy rate)
Unit count as of March 31	857	799
Square footage as of March 31	73,651	68,376
Average monthly number of units occupied	620	607
Average monthly occupancy rate based on unit count	74.4%	79.2%
End of period occupancy rate based on unit count	71.0%	77.0%
Average monthly square footage occupied	54,858	53,021

During fiscal 2026, we added approximately 5.3 million net rentable square feet of new storage. This was a mix of approximately 0.7 million square feet of existing self-storage acquired along with 4.6 million square feet of new development.

Sales of self-moving and self-storage products and services increased $2.1 million during fiscal 2026, compared with fiscal 2025. This was primarily due to an increase in sales of moving supplies and hitches.

Other revenue increased $30.6 million during fiscal 2026, compared with fiscal 2025, caused primarily by increases in our U-Box program.

Total costs and expenses increased $489.5 million during fiscal 2026, compared with fiscal 2025. Operating expenses increased $147.6 million. Repair expenses associated with the rental fleet experienced a $29.5 million increase during the fiscal year. Personnel costs increased $61.3 million from a combination of employee benefit costs along with salary and wage increases. Self-insured liability costs increased $76.4 million. Fiscal 2025 included a non-recurring $16.5 million cost associated with our transition to a new box supplier. All other costs declined $2.8 million compared to fiscal 2025.

Depreciation expense associated with our rental fleet increased $186.6 million for fiscal 2026, compared with fiscal 2025 due to an increase in the total number of box trucks in the fleet combined with expected decreases in resale values for certain units currently in the fleet. Net losses from the disposal of rental equipment increased $117.6 million as resale values decreased and the average cost of units being sold increased. We increased the number of retired trucks sold compared to the same period last year. Depreciation expense on all other assets, largely from buildings and improvements, increased $24.6 million. Net losses on the disposal or retirement of land and buildings decreased $7.1 million.

	Year Ended March 31,
	2026	2025
	(In thousands)
Depreciation expense - rental equipment	$879,273	$692,660
Depreciation expense - non rental equipment	94,206	95,709
Depreciation expense - real estate	209,654	183,564
Total depreciation expense	$1,183,133	$971,933

Net (gains) losses on disposals of rental equipment	$104,496	$(15,014)
Net (gains) losses on disposals of non-rental equipment	(608)	1,265
Total net (gains) losses on disposals equipment	$103,888	$(13,749)

Depreciation, net of (gains) losses on disposals	$1,287,021	$958,184

Net (gains) losses on disposals of real estate	$8,611	$15,758

Property and Casualty Insurance

2025 Compared with 2024

Net premiums were $109.7 million and $102.0 million for the years ended December 31, 2025 and 2024, respectively. A significant portion of Repwest’s premiums are from policies sold in conjunction with U-Haul moving and storage transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income were $31.5 million and $23.2 million for the years ended December 31, 2025 and 2024, respectively. The main driver of the change was the increase in realized gains on the sale of common stock and higher income from mortgage loans and cash and cash equivalents.

Operating expenses were $51.2 million and $47.7 million for the years ended December 31, 2025 and 2024, respectively. The change was primarily due to an increase in commissions.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $67.2 million and $54.7 million for the twelve months ended December 31, 2025 and 2024, respectively.

Life Insurance

2025 Compared with 2024

Net premiums were $81.0 million and $83.7 million for the years ended December 31, 2025 and 2024, respectively. Medicare Supplement premiums increased $2.7 million due to an acquisition of existing block of policies. Life premiums decreased $5.2 million primarily from the decrease in sales of single premium life and final expense. Deferred annuity deposits were $255.6 million or $200.3 million less than the prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $134.4 million and $132.7 million for the years ended December 31, 2025 and 2024, respectively. Realized gains on derivatives used as hedges to fixed indexed annuities increased $0.8 million. The change in the provision for expected credit losses resulted in a $1.3 million decrease to the investment income. Net interest income and realized gain on the invested assets increased $2.2 million.

Operating expenses were $17.0 million and $26.3 million for the years ended December 31, 2025 and 2024, respectively. The decrease was mainly driven by changes in estimated liabilities and related accounting estimates recognized during the current year.

Benefits and losses incurred were $169.7 million and $160.4 million for the years ended December 31, 2025 and 2024, respectively. Interest credited to policyholders increased $11.6 million due to higher interest credited rates on equity - indexed annuities stemming from the improvement in the stock market over the last year. Life benefits decreased $5.3 million due to fewer death claims and lower sales. Medicare supplement benefits increased by $4.9 million due to the acquisition of a new block.

Amortization of deferred acquisition costs, sales inducement asset and the value of business acquired ("VOBA") was $19.7 million and $18.3 million for the years ended December 31, 2025 and 2024, respectively. The increase in DAC amortization was primarily due to a greater number of policy terminations.

As a result of the above-mentioned changes in revenues and expenses, pretax earnings from operations were $15.0 million and $16.2 million for the years ended December 31, 2025 and 2024, respectively.

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

As of March 31, 2026, cash and cash equivalents totaled $1,120.1 million, compared with $988.8 million as of March 31, 2025. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (U-Haul Holding Company, U-Haul and Real Estate). As of March 31, 2026 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, other investments, fixed maturities, equity securities and related party assets) and debt obligations of each operating segment were:

	Moving & Storage	Property and Casualty Insurance (a)	Life Insurance (a)
	(In thousands)
Cash and cash equivalents	$1,014,382	$64,048	$41,717
Other financial assets	162,091	408,517	2,816,186
Debt obligations (b)	8,124,949	—	—

(a) As of December 31, 2025
(b) Excludes ($41,575) of debt issuance costs

As of March 31, 2026, Moving and Storage had available borrowing capacity under existing credit facilities of $465.0 million. The majority of invested cash at the Moving and Storage segment is held in government money market funds. Our current forecasted debt payments for fiscal 2027 on all borrowings are $904.0 million. For detailed information regarding our debt obligations, please see Note 10, Notes, Loans and Finance Leases Payable, net, of the Notes to Consolidated Financial Statements.

A summary of our consolidated cash flows for fiscal 2026 and 2025 is shown in the table below:

	Year Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$1,794,584	$1,454,429
Net cash used by investing activities	(2,262,889)	(2,890,921)
Net cash provided by financing activities	594,630	895,112
Effects of exchange rate on cash	4,994	(4,336)
Net increase (decrease) in cash and cash equivalents	131,319	(545,716)
Cash and cash equivalents at the beginning of the period	988,828	1,534,544
Cash and cash equivalents at the end of the period	$1,120,147	$988,828

Net cash provided by operating activities increased $340.2 million in fiscal 2026, compared with fiscal 2025. Fiscal 2026 included $119.4 million of cash tax refunds.

Net cash used in investing activities decreased $628.0 million in fiscal 2026, compared with fiscal 2025. Purchases of property, plant and equipment decreased $298.2 million. Fleet related spending increased $217.6 million while investment spending on real estate and development decreased $540.6 million. Cash from the sales of property, plant and equipment increased $47.9 million largely due to an increase in fleet sales. For our insurance subsidiaries, net cash provided by investing activities increased $354.8 million due to an increase in proceeds received for fixed maturity investment's. Moving and Storage investment activities for fiscal 2025 included the redemption of $73.0 million of short-term Treasury notes.

Net cash provided by financing activities decreased $300.5 million in fiscal 2026, as compared with fiscal 2025. This was due to a combination of increased debt repayments of $233.5 million, decreased finance lease repayments of $29.0 million, an increase in borrowings of $168.2 million and an increase in net annuity deposits from Life Insurance of $259.1 million.

Liquidity and Capital Resources and Requirements of our Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. In the future, we anticipate that our internally generated funds will be used to service the existing debt and fund operations. U-Haul estimates that during fiscal 2027, the Company will reinvest in its rental equipment fleet approximately $815 million, net of equipment sales and excluding any lease buyouts. For fiscal 2026, the Company invested, net of sales, approximately $1,381.1 million before any lease buyouts in its rental equipment fleet. Fleet investments in fiscal 2027 and beyond will be dependent upon several factors, including the availability of capital, the truck rental environment, the availability of equipment from manufacturers and the used-truck sales market. We anticipate that the fiscal 2027 investments will be funded largely through debt financing, external lease financing and cash from operations. We consider several factors, including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions, which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. The Company expects to fund these development projects through a combination of internally generated funds, corporate debt and with borrowings against existing properties as they operationally mature. For fiscal 2026, the Company invested $965.9 million in real estate acquisitions, new construction and renovation and repair compared to $1,506.5 million in fiscal 2025. For fiscal 2027, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, the identification and successful acquisition of target properties and the availability of labor and materials. We are likely to continue to decrease real estate capital expenditures in fiscal 2027. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $2,444.0 million and $2,794.8 million for fiscal 2026 and 2025, respectively. The components of our net capital expenditures are provided in the following table:

	Year Ended March 31,
	2026	2025
	(In thousands)
Purchases of rental equipment	$2,080,759	$1,863,128
Purchases of real estate, construction and renovations	965,887	1,506,511
Other capital expenditures	107,679	87,485
Gross capital expenditures	3,154,325	3,457,124
Less: Sales of property, plant and equipment	(710,286)	(662,358)
Net capital expenditures	$2,444,039	$2,794,766

Moving and Storage continues to hold significant cash and we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace, pay dividends or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance's assets are generally not available to satisfy the claims of U-Haul Holding Company, or its legal subsidiaries. For calendar year 2026, the ordinary dividend available to be paid to U-Haul Holding Company from Repwest is $60.2 million. For more information, please see Note 28, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements. We believe that stockholders’ equity at the Property and Casualty operating segment remains sufficient and we do not believe that its ability to pay ordinary dividends to U-Haul Holding Company will be restricted per state regulations.

Our Property and Casualty segment stockholders’ equity was $349.2 million and $392.3 million as of December 31, 2025 and 2024, respectively. The decrease in 2025 compared with 2024 was due to a cash dividend of $100.0 million paid to U-Haul Holding Company offset by an increase from net earnings of $51.0 million and an increase in accumulated other comprehensive income of $5.9 million. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance's net withdrawals for the year ended December 31, 2025 were $250.4 million. State insurance regulations may restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance's assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries. For calendar year 2026, the ordinary dividends available to be paid to U-Haul Holding Company from Oxford is $24.7 million. For more information, please see Note 28, Statutory Financial Information of Insurance Subsidiaries, of the Notes to Consolidated Financial Statements.

Our Life Insurance segment stockholders’ equity was $289.4 million and $217.6 million as of December 31, 2025 and 2024, respectively. The increase in 2025 compared with 2024 resulted from earnings of $12.0 million and an increase in accumulated other comprehensive income of $59.8 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. Oxford is a member of the Federal Home Loan Bank ("FHLB") and as of December 31, 2025 had outstanding advances of $85.0 million and an availability of $88.7 million. For a more detailed discussion of these advances, please see Note 10, Notes, Loans and Finance Leases Payable, net, of the Notes to Consolidated Financial Statements.

Cash Flows by Segments

Moving and Storage

Net cash provided by operating activities was $1,635.5 million and $1,327.1 million in fiscal 2026 and 2025, respectively. Fiscal 2026 included $119.4 million of cash tax refunds.

Property and Casualty Insurance

Net cash provided by operating activities was $44.4 million and $43.4 million for the years ended December 31, 2025 and 2024, respectively. The increase in operating cash flows was driven primarily by growth in earnings.

Property and Casualty Insurance’s cash and cash equivalents amounted to $64.0 million and $96.2 million as of December 31, 2025 and 2024, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet foreseeable cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities was $114.7 million and $84.0 million for the years ended December 31, 2025, and 2024, respectively. The increase in operating cash flows was primarily due to timing of settlement of receivables for securities and a decrease in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance's short-term portfolio and its membership in the FHLB. As of December 31, 2025 and 2024, cash and cash equivalents amounted to $41.7 million and $20.2 million, respectively. Management believes that the overall sources of liquidity are adequate to meet foreseeable cash needs.

Liquidity and Capital Resources - Summary

We believe we have the financial resources needed to meet our business plans, including our working capital needs. We continue to hold significant cash and have access to additional liquidity to meet our anticipated capital expenditure requirements for investment in our rental fleet, rental equipment and storage acquisitions and build outs.

The IRS completed and finalized their examination for tax years March 2014 through March 2021. During the third quarter of fiscal year 2026, we received $2.4 million related to this examination. We received another $117.0 million related to this examination during the fourth quarter of fiscal 2026. We are owed $10.0 million, which is reflected in prepaid expense, plus interest of $2.0 million, which is reflected in trade receivables and reinsurance recoverables, net. The refund is being processed by the Centralized Case Processing department of the IRS.

In December 2025, Repwest paid U-Haul Holding Company a $100.0 million dividend.

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of March 31, 2026, we had available borrowing capacity under existing credit facilities of $465.0 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure. For a more detailed discussion of our long-term debt and borrowing capacity, please see Note 10, Notes, Loans and Finance Leases Payable, net, of the Notes to Consolidated Financial Statements.

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

Use of Cash

For material cash requirements as part of liquidity and capital resources discussion, please see Notes 10, Notes, Loans and Finance Leases Payable, net; 11, Interest on Notes, Loans and Finance Leases Payable, net; 19, Contingencies and 27, Life Insurance Liabilities, of the Notes to Consolidated Financial Statements. The following table provides additional detail for uses of cash and contingencies as of March 31, 2026.

		Payment due by Period (as of March 31, 2026)
	Total	04/01/26 - 03/31/27	04/01/27 - 03/31/29	04/01/29 - 03/31/31	Thereafter
	(In thousands)
Notes, loans and finance leases payable - Principal	$8,124,949	$904,041	$1,998,345	$2,013,040	$3,209,523
Notes, loans and finance leases payable - Interest	2,890,029	391,871	646,070	461,171	1,390,917
Life, health and annuity obligations (a)	3,384,026	671,119	750,470	591,631	1,370,806
Self-insurance accruals (b)	453,400	182,361	178,205	69,464	23,370
Total contractual obligations	$14,852,404	$2,149,392	$3,573,090	$3,135,306	$5,994,616

(a) These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $2,726.0 million included in our consolidated balances sheet as of March 31, 2026. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

(b) These estimated obligations are primarily the Company’s self-insurance accruals for portions of the liability coverage for our rental equipment. The estimates for future settlement are based upon historical experience and current trends. Due to the significant assumptions employed in this model, the amounts shown could materially differ from actual results.

Fiscal 2027 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals and is likely to decrease in fiscal 2027. Revenue in the U-Move program could be adversely impacted should we fail to execute in any of these areas. Even if we execute our plans, we could see declines in revenues primarily due to unforeseen events, including adverse economic conditions or heightened competition that is beyond our control.

With respect to our storage business, we have added new locations and expanded existing locations. In fiscal 2027, we are actively looking to complete current projects, increase occupancy in our existing portfolio of locations and acquire new locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. It is likely spending on acquisitions and new development will decrease in fiscal 2027. We will continue to invest capital and resources in the U-Box program throughout fiscal 2027.

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

Consolidating Schedules by Segment

This information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent with its subsidiaries.

Consolidating balance sheets by segment as of March 31, 2026 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$1,014,382	$64,048	$41,717	$—		$1,120,147
Trade receivables and reinsurance recoverables, net	95,683	33,780	30,305	—		159,768
Inventories and parts	178,155	—	—	—		178,155
Prepaid expenses	191,671	—	—	—		191,671
Fixed maturity securities available-for-sale, net, at fair value	—	241,754	2,176,158	—		2,417,912
Equity securities, at fair value	—	696	14,280	—		14,976
Investments, other	—	125,717	580,597	—		706,314
Deferred policy acquisition costs, net	—	—	112,852	—		112,852
Other assets	82,380	12,740	32,082	—		127,202
Right of use assets - financing, net	—	—	—	—		—
Right of use assets - operating, net	39,842	129	217	—		40,188
Related party assets	66,408	6,570	14,846	(34,665)	(c)	53,159

Investment in subsidiaries	638,625	—	—	(638,625)	(b)	—

Property, plant and equipment, at cost:
Land	1,865,369	—	—	—		1,865,369
Buildings and improvements	10,542,945	—	—	—		10,542,945
Furniture and equipment	1,074,032	—	—	—		1,074,032
Rental trailers and other rental equipment	1,206,253	—	—	—		1,206,253
Rental trucks	8,554,508	—	—	—		8,554,508
	23,243,107	—	—	—		23,243,107
Less: Accumulated depreciation	(6,862,662)	—	—	—		(6,862,662)
Total property, plant and equipment, net	16,380,445	—	—	—		16,380,445
Total assets	$18,687,591	$485,434	$3,003,054	$(673,290)		$21,502,789

(a)
Balances as of December 31, 2025
(b)
Eliminate investment in subsidiaries
(c)
Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of March 31, 2026 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$813,115	$12,881	$24,298	$—		$850,294
Notes, loans and finance leases payable, net	8,083,374	—	—	—		8,083,374
Operating lease liabilities	40,593	133	231	—		40,957
Policy benefits and losses, claims and loss expenses payable	454,171	116,052	369,651	—		939,874
Liabilities from investment contracts	—	—	2,357,545	—		2,357,545
Other policyholders' funds and liabilities	—	116	2,783	—		2,899
Deferred income	56,614	—	—	—		56,614
Deferred income taxes, net	1,605,618	3,391	(49,428)	—		1,559,581
Related party liabilities	25,684	3,627	8,583	(37,894)	(c)	—
Total liabilities	11,079,169	136,200	2,713,663	(37,894)		13,891,138

Stockholders' equity :
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common Stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(166,869)	(3,660)	(108,511)	115,400	(b)	(163,640)
Retained earnings	7,979,510	258,473	369,131	(627,394)	(b)	7,979,720
Cost of common stock in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred stock in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	7,608,422	349,234	289,391	(635,396)		7,611,651
Total liabilities and stockholders' equity	$18,687,591	$485,434	$3,003,054	$(673,290)		$21,502,789

(a)
Balances as of December 31, 2025
(b)
Eliminate investment in subsidiaries
(c)
Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of March 31, 2025 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$872,467	$96,165	$20,196	$—		$988,828
Trade receivables and reinsurance recoverables, net	158,471	39,070	33,175	—		230,716
Inventories and parts	163,132	—	—	—		163,132
Prepaid expenses	282,406	—	—	—		282,406
Fixed maturity securities available-for-sale, net, at fair value	—	222,853	2,256,645	—		2,479,498
Equity securities, at fair value	—	37,837	27,712	—		65,549
Investments, other	—	120,873	557,381	—		678,254
Deferred policy acquisition costs, net	—	—	121,729	—		121,729
Other assets	77,473	13,680	35,579	—		126,732
Right of use assets - financing, net	138,698	—	—	—		138,698
Right of use assets - operating, net	45,611	385	29	—		46,025
Related party assets	62,241	4,169	14,461	(35,868)	(c)	45,003

Investment in subsidiaries	609,853	—	—	(609,853)	(b)	—

Property, plant and equipment, at cost:
Land	1,812,820	—	—	—		1,812,820
Buildings and improvements	9,628,271	—	—	—		9,628,271
Furniture and equipment	1,047,414	—	—	—		1,047,414
Rental trailers and other rental equipment	1,046,135	—	—	—		1,046,135
Rental trucks	7,470,039	—	—	—		7,470,039
	21,004,679	—	—	—		21,004,679
Less: Accumulated depreciation	(5,892,079)	—	—	—		(5,892,079)
Total property, plant and equipment, net	15,112,600	—	—	—		15,112,600
Total assets	$17,522,952	$535,032	$3,066,907	$(645,721)		20,479,170

(a)
Balances as of December 31, 2024
(b)
Eliminate investment in subsidiaries
(c)
Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of March 31, 2025 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$800,084	$6,819	$13,997	$—		$820,900
Notes, loans and finance leases payable, net	7,193,857	—	—	—		7,193,857
Operating lease liabilities	46,546	398	29	—		46,973
Policy benefits and losses, claims and loss expenses payable	361,755	126,852	368,914	—		857,521
Liabilities from investment contracts	—	—	2,511,422	—		2,511,422
Other policyholders' funds and liabilities	—	447	7,092	—		7,539
Deferred income	52,895	—	—	—		52,895
Deferred income taxes, net	1,547,921	4,410	(62,411)	—		1,489,920
Related party liabilities	25,369	3,814	10,303	(39,486)	(c)	—
Total liabilities	10,028,427	142,740	2,849,346	(39,486)		12,981,027

Stockholders' equity :
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common Stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(232,932)	(9,591)	(168,348)	181,557	(b)	(229,314)
Retained earnings	7,931,676	307,462	357,138	(664,390)	(b)	7,931,886
Cost of common stock in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred stock in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	$7,494,525	392,292	217,561	(606,235)		7,498,143
Total liabilities and stockholders' equity	17,522,952	$535,032	$3,066,907	$(645,721)		$20,479,170

(a)
Balances as of December 31, 2024
(b)
Eliminate investment in subsidiaries
(c)
Eliminate intercompany receivables and payables

Consolidating statement of operations by segment for year ending March 31, 2026 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues:
Self-moving equipment rental revenues	$3,815,909	$—	$—	$(3,988)	(c)	$3,811,921
Self-storage revenues	972,427	—	—	—		972,427
Self-moving and self-storage products and service sales	329,614	—	—	—		329,614
Property management fees	36,875	—	—	—		36,875
Life insurance premiums	—	—	80,977	—		80,977
Property and casualty insurance premiums	—	109,704	—	(4,585)	(c)	105,119
Net investment and interest income	—	31,498	134,429	(2,823)	(b)	163,104
Other revenue	531,865	—	6,347	(430)	(b)	537,782
Total revenues	5,686,690	141,202	221,753	(11,826)		6,037,819

Costs and expenses:
Operating expenses	3,356,193	51,201	16,971	(9,003)	(b,c)	3,415,362
Commission expenses	416,231	—	—	—		416,231
Cost of product sales	246,860	—	—	—		246,860
Benefits and losses	—	22,506	169,691	—		192,197
Amortization of deferred policy acquisition costs	—	—	19,652	—		19,652
Lease expense	21,547	298	131	(2,712)	(b)	19,264
Depreciation, net of (gains) losses on disposals	1,287,021	—	—	—		1,287,021
Net (gains) losses on disposal of real estate	8,611	—	—	—		8,611
Total costs and expenses	5,336,463	74,005	206,445	(11,715)		5,605,198

Earnings from operations before equity in earnings of subsidiaries	350,227	67,197	15,308	(111)		432,621

Equity in earnings of subsidiaries	63,004	—	—	(63,004)	(d)	—

Earnings from operations	413,231	67,197	15,308	(63,115)		432,621
Other components of net periodic benefit costs	(1,383)	—	—	—		(1,383)
Other interest income	47,597	—	—	(336)	(b)	47,261
Interest expense	(364,868)	—	(336)	447	(b)	(364,757)
Fees on early extinguishment of debt and costs of defeasance	(1,108)	—	—	—		(1,108)
Pretax earnings	93,469	67,197	14,972	(63,004)		112,634
Income tax expense	(10,341)	(16,186)	(2,979)	—		(29,506)
Net earnings available to common stockholders	$83,128	$51,011	$11,993	$(63,004)		$83,128

(a) Balances for the year ended December 31, 2025

(b) Eliminate intercompany lease / interest income

(c) Eliminate intercompany premiums

(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by segment for year ending March 31, 2025 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues:
Self-moving equipment rental revenues	$3,729,318	$—	$—	$(3,794)	(c)	$3,725,524
Self-storage revenues	897,913	—	—	—		897,913
Self-moving and self-storage products and service sales	327,490	—	—	—		327,490
Property management fees	36,811	—	—	—		36,811
Life insurance premiums	—	—	83,707	—		83,707
Property and casualty insurance premiums	—	101,952	—	(3,052)	(c)	98,900
Net investment and interest income	—	23,212	132,655	(3,893)	(b)	151,974
Other revenue	501,242	—	5,507	(403)	(b)	506,346
Total revenues	5,492,774	125,164	221,869	(11,142)		5,828,665

Costs and expenses:
Operating expenses	3,208,640	47,729	26,331	(7,229)	(b,c)	3,275,471
Commission expenses	407,368	—	—	—		407,368
Cost of product sales	234,145	—	—	—		234,145
Benefits and losses	—	22,313	160,436	—		182,749
Amortization of deferred policy acquisition costs	—	—	18,333	—		18,333
Lease expense	22,907	377	127	(2,908)	(b)	20,503
Depreciation, net of (gains) losses on disposals	958,184	—	—	—		958,184
Net (gains) losses on disposal of real estate	15,758	—	—	—		15,758
Total costs and expenses	4,847,002	70,419	205,227	(10,137)		5,112,511

Earnings from operations before equity in earnings of subsidiaries	645,772	54,745	16,642	(1,005)		716,154

Equity in earnings of subsidiaries	55,280	—	—	(55,280)	(d)	—

Earnings from operations	701,052	54,745	16,642	(56,285)		716,154
Other components of net periodic benefit costs	(1,488)	—	—	—		(1,488)
Other interest income	59,489	—	—	(432)	(b)	59,057
Interest expense	(296,721)	—	(432)	1,437	(b)	(295,716)
Fees on early extinguishment of debt and costs of defeasance	(495)	—	—	—		(495)
Pretax earnings	461,837	54,745	16,210	(55,280)		477,512
Income tax expense	(94,747)	(11,693)	(3,982)	—		(110,422)
Net earnings available to common stockholders	$367,090	$43,052	$12,228	$(55,280)		$367,090

(a)
Balances for the year ended December 31, 2024
(b)
Eliminate intercompany lease/interest income
(c)
Eliminate intercompany premiums
(d)
Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by segment for year ending March 31, 2024 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues:
Self-moving equipment rental revenues	$3,629,215	$—	$—	$(4,520)	(c)	$3,624,695
Self-storage revenues	831,069	—	—	—		831,069
Self-moving and self-storage products and service sales	335,805	—	—	—		335,805
Property management fees	37,004	—	—	—		37,004
Life insurance premiums	—	—	89,745	—		89,745
Property and casualty insurance premiums	—	97,927	—	(3,125)	(c)	94,802
Net investment and interest income	—	25,158	124,686	(3,376)	(b)	146,468
Other revenue	461,835	—	4,771	(520)	(b)	466,086
Total revenues	5,294,928	123,085	219,202	(11,541)		5,625,674

Costs and expenses:
Operating expenses	3,066,692	48,332	19,594	(8,147)	(b,c)	3,126,471
Commission expenses	384,079	—	—	—		384,079
Cost of product sales	241,563	—	—	—		241,563
Benefits and losses	—	11,878	155,157	—		167,035
Amortization of deferred policy acquisition costs	—	—	24,238	—		24,238
Lease expense	34,609	366	61	(2,382)	(b)	32,654
Depreciation, net of (gains) losses on disposals	663,931	—	—	—		663,931
Net (gains) losses on disposal of real estate	7,914	—	—	—		7,914
Total costs and expenses	4,398,788	60,576	199,050	(10,529)		4,647,885

Earnings from operations before equity in earnings of subsidiaries	896,140	62,509	20,152	(1,012)		977,789

Equity in earnings of subsidiaries	65,109	—	—	(65,109)	(d)	—

Earnings from operations	961,249	62,509	20,152	(66,121)		977,789
Other components of net periodic benefit costs	(1,458)	—	—	—		(1,458)
Other interest income	120,501	—	—	(480)	(b)	120,021
Interest expense	(257,187)	—	(480)	1,492	(b)	(256,175)
Pretax earnings	823,105	62,509	19,672	(65,109)		840,177
Income tax expense	(194,398)	(12,931)	(4,141)	—		(211,470)
Net earnings available to common stockholders	$628,707	$49,578	$15,531	$(65,109)		$628,707

(a)
Balances for the year ended December 31, 2023
(b)
Eliminate intercompany lease/interest income
(c)
Eliminate intercompany premiums
(d)
Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by segment for the year ended March 31, 2026, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$83,128	$51,011	$11,993	$(63,004)	$83,128
Earnings from consolidated entities	(63,004)	—	—	63,004	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	1,183,133	—	—	—	1,183,133
Amortization of premiums and accretion of discounts related to investments, net	—	1,377	16,466	—	17,843
Amortization of debt issuance costs	7,275	—	—	—	7,275
Interest credited to policyholders	—	—	96,532	—	96,532
Provision for allowance for losses on trade receivables, net	(1,631)	—	—	—	(1,631)
Operating lease right-of-use asset amortization	8,847	—	—	—	8,847
Net (gains) losses on disposals of equipment	103,888	—	—	—	103,888
Net (gains) losses on disposal of real estate	8,611	—	—	—	8,611
Net (gains) losses on sales of fixed maturity securities	—	—	2,474	—	2,474
Net (gains) losses on equity securities and investments other	—	(4,038)	(2,983)	—	(7,021)
Deferred income taxes, net	57,562	(2,594)	(2,923)	—	52,045
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	64,429	5,292	2,870	—	72,591
Inventories and parts	(15,019)	—	—	—	(15,019)
Prepaid expenses	91,228	—	—	—	91,228
Deferred policy acquisition costs, net	—	—	8,877	—	8,877
Other assets	(4,979)	939	3,309	—	(731)
Related party assets	(4,130)	(2,400)	(95)	—	(6,625)
Accounts payable and accrued expenses and operating lease liabilities	20,210	6,116	(7,126)	—	19,200
Policy benefits and losses, claims and loss expenses payable	91,973	(10,800)	(8,637)	—	72,536
Other policyholders' funds and liabilities	—	(330)	(4,309)	—	(4,639)
Deferred income	3,639	—	—	—	3,639
Other liabilities	312	(189)	(1,720)	—	(1,597)
Net cash provided by (used in) operating activities	1,635,472	44,384	114,728	—	1,794,584

Cash flows from investing activities:
Escrow deposits activity	449	—	—	—	449
Purchases of:
Property, plant and equipment	(3,154,325)	—	—	—	(3,154,325)
Fixed maturity securities available-for-sale	—	(38,510)	(276,588)	—	(315,098)
Equity securities	—	(782)	(2,749)	—	(3,531)
Investments, other	—	(41,690)	(115,980)	—	(157,670)
Proceeds from sales of:
Property, plant and equipment	710,286	—	—	—	710,286
Fixed maturity securities available-for-sale	—	25,732	420,188	—	445,920
Equity securities	—	41,951	15,968	—	57,919
Investments, other	—	36,798	116,363	—	153,161
Net cash (used in) provided by investing activities	(2,443,590)	23,499	157,202	—	(2,262,889)

(a)
Balance for the period ended December 31, 2025
(b)
Eliminate purchase and sale of real estate

Continuation of consolidating cash flow statements by segment for the year ended March 31, 2026, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	2,023,578	—	—	—	2,023,578
Principal repayments on credit facilities	(1,085,894)	—	—	—	(1,085,894)
Payment of debt issuance costs	(13,358)	—	—	—	(13,358)
Finance lease payments	(44,338)	—	—	—	(44,338)
Securitization deposits	345	—	—	—	345
Series N Non-Voting Common Stock dividends paid	(35,294)	—	—	—	(35,294)
Net contribution from (to) related party	100,000	(100,000)	—	—	—
Investment contract deposits	—	—	279,834	—	279,834
Investment contract withdrawals	—	—	(530,243)	—	(530,243)
Net cash provided by (used in) financing activities	945,039	(100,000)	(250,409)	—	594,630

Effects of exchange rate on cash	4,994	—	—	—	4,994

Increase (decrease) in cash and cash equivalents	141,915	(32,117)	21,521	—	131,319
Cash and cash equivalents at beginning of period	872,467	96,165	20,196	—	988,828
Cash and cash equivalents at end of period	1,014,382	64,048	41,717	—	1,120,147

(a)
Balance for the period ended December 31, 2025

Consolidating cash flow statements by segment for the year ended March 31, 2025, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination		U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$367,090	$43,052	$12,228	$(55,280)		$367,090
Earnings from consolidated entities	(55,280)	—	—	55,280		—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	971,933	—	—	—		971,933
Amortization of premiums and accretion of discounts related to investments, net	—	1,431	12,960	—		14,391
Amortization of debt issuance costs	5,703	—	—	—		5,703
Interest credited to policyholders	—	—	84,920	—		84,920
Provision for allowance for losses on trade receivables, net	(1,101)	—	—	—		(1,101)
Operating lease right-of-use asset amortization	10,558	—	—	—		10,558
Net (gains) losses on disposals of equipment	(13,749)	—	—	—		(13,749)
Net (gains) losses on disposal of real estate	15,758	—	—	—		15,758
Net (gains) losses on sales of fixed maturity securities	—	—	2,180	—		2,180
Net (gains) losses on equity securities and investments other	—	(1,979)	(3,808)	—		(5,787)
Deferred income taxes, net	43,564	(114)	(1,543)	—		41,907
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(21,346)	3,009	4,169	—		(14,168)
Inventories and parts	(12,259)	—	—	—		(12,259)
Prepaid expenses	(37,038)	—	—	—		(37,038)
Deferred policy acquisition costs, net	—	—	(505)	—		(505)
Other assets	(22,491)	3,769	(1,422)	—		(20,144)
Related party assets	12,549	2,046	(1,938)	—		12,657
Accounts payable and accrued expenses and operating lease liabilities	18,165	(2,937)	(828)	—		14,400
Policy benefits and losses, claims and loss expenses payable	42,927	(5,627)	(15,546)	—		21,754
Other policyholders' funds and liabilities	—	(187)	(3,932)	—		(4,119)
Deferred income	1,858	—	—	—		1,858
Other liabilities	224	928	(2,962)	—		(1,810)
Net cash provided by (used in) operating activities	1,327,065	43,391	83,973	—		1,454,429

Cash flows from investing activities:
Escrow deposits activity	3,978	—	—	—		3,978
Purchases of:
Property, plant and equipment	(3,457,124)	—	—	4,643	(b)	(3,452,481)
Fixed maturity securities available-for-sale	—	(10,289)	(491,351)	—		(501,640)
Equity securities	—	(1,159)	(660)	—		(1,819)
Investments, other	1,000	(35,818)	(138,704)	—		(173,522)
Proceeds from sales of:
Property, plant and equipment	662,358	—	—	—		662,358
Fixed maturity securities available-for-sale	72,986	21,200	345,244	—		439,430
Equity securities	—	11,136	11	—		11,147
Investments, other	—	15,196	111,075	(4,643)	(b)	121,628
Net cash (used in) provided by investing activities	(2,716,802)	266	(174,385)	—		(2,890,921)

(a)
Balance for the period ended December 31, 2024
(b)
Eliminate purchase and sale of real estate

Continuation of consolidating cash flow statements by segment for the year ended March 31, 2025, are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,855,399	—	—	—	1,855,399
Principal repayments on credit facilities	(852,395)	—	—	—	(852,395)
Payment of debt issuance costs	(8,531)	—	—	—	(8,531)
Finance lease payments	(73,303)	—	—	—	(73,303)
Securitization deposits	499	—	—	—	499
Series N Non-Voting Common Stock dividends paid	(35,294)	—	—	—	(35,294)
Investment contract deposits	—	—	496,603	—	496,603
Investment contract withdrawals	—	—	(487,866)	—	(487,866)
Net cash provided by (used in) financing activities	886,375	—	8,737	—	895,112

Effects of exchange rate on cash	(4,336)	—	—	—	(4,336)

Increase (decrease) in cash and cash equivalents	(507,698)	43,657	(81,675)	—	(545,716)
Cash and cash equivalents at beginning of period	1,380,165	52,508	101,871	—	1,534,544
Cash and cash equivalents at end of period	$872,467	$96,165	$20,196	$—	$988,828

(a)
Balance for the period ended December 31, 2024

Consolidating cash flow statements by segment for the year ended March 31, 2024 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from operating activities:
Net earnings	$628,707	$49,578	$15,531	$(65,109)	$628,707
Earnings from consolidated entities	(65,109)	—	—	65,109	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	817,889	—	—	—	817,889
Amortization of premiums and accretion of discounts related to investments, net	—	1,572	15,277	—	16,849
Amortization of debt issuance costs	6,712	—	—	—	6,712
Interest credited to policyholders	—	—	71,433	—	71,433
Provision for allowance for losses on trade receivables, net	2,463	(16)	—	—	2,447
Operating lease right-of-use asset amortization	23,926	—	—	—	23,926
Net (gains) losses on disposals of equipment	(153,958)	—	—	—	(153,958)
Net (gains) losses on disposal of real estate	7,914	—	—	—	7,914
Net (gains) losses on sales of fixed maturity securities	—	10	(167)	—	(157)
Net (gains) losses on equity securities and investments other	—	(5,741)	—	—	(5,741)
Deferred income taxes, net	98,823	(37)	(407)	—	98,379
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(31,143)	6,145	(4,013)	—	(29,011)
Inventories and parts	518	—	—	—	518
Prepaid expenses	(4,451)	—	—	—	(4,451)
Deferred policy acquisition costs, net	—	—	7,239	—	7,239
Other assets	12,359	680	(3,150)	—	9,889
Related party assets	(5,745)	(3,869)	—	—	(9,614)
Accounts payable and accrued expenses and operating lease liabilities	(3,388)	6,598	(13,907)	—	(10,697)
Policy benefits and losses, claims and loss expenses payable	(15,441)	(20,528)	(3,235)	—	(39,204)
Other policyholders' funds and liabilities	—	(2,069)	11,991	—	9,922
Deferred income	(1,096)	—	(989)	—	(2,085)
Other liabilities	63	343	5,444	—	5,850
Net cash provided by (used in) operating activities	1,319,043	32,666	101,047	—	1,452,756

Cash flows from investing activities:
Escrow deposits activity	2,983	—	—	—	2,983
Purchases of:
Property, plant and equipment	(2,992,898)	—	—	—	(2,992,898)
Fixed maturity securities available-for-sale	(170,317)	(22,144)	(151,705)	—	(344,166)
Equity securities	—	(529)	(1)	—	(530)
Investments, other	(1,000)	(10,375)	(163,592)	—	(174,967)
Proceeds from sales of:
Property, plant and equipment	739,178	—	—	—	739,178
Fixed maturity securities available-for-sale	322,330	23,321	326,470	—	672,121
Equity securities	—	1,413	4	—	1,417
Investments, other	—	16,880	33,609	—	50,489
Net cash (used in) provided by investing activities	(2,099,724)	8,566	44,785	—	(2,046,373)

(a)
Balance for the period ended December 31, 2023

Continuation of consolidating cash flow statements by segment for the year ended March 31, 2024 are as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(In thousands)
Cash flows from financing activities:
Borrowings from credit facilities	1,186,363	—	—	—	1,186,363
Principal repayments on credit facilities	(919,771)	—	—	—	(919,771)
Payment of debt issuance costs	(4,082)	—	—	—	(4,082)
Finance lease payments	(105,564)	—	—	—	(105,564)
Securitization deposits	319	—	—	—	319
Series N Non-Voting Common Stock dividends paid	(31,765)	—	—	—	(31,765)
Investment contract deposits	—	—	360,124	—	360,124
Investment contract withdrawals	—	—	(419,091)	—	(419,091)
Net cash provided by (used in) financing activities	125,500	—	(58,967)	—	66,533

Effects of exchange rate on cash	1,104	—	—	—	1,104

Increase (decrease) in cash and cash equivalents	(654,077)	41,232	86,865	—	(525,980)
Cash and cash equivalents at beginning of period	2,034,242	11,276	15,006	—	2,060,524
Cash and cash equivalents at end of period	$1,380,165	$52,508	$101,871	$—	$1,534,544

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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform on their obligations. Following is a summary of our interest rate swaps agreements as of March 31, 2026:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(In thousands)
$52,907	$1,998	7/15/2022	7/15/2032	2.86%	1 Month SOFR
64,250	208	8/1/2022	8/1/2026	2.72%	1 Month SOFR
63,750	243	8/1/2022	8/31/2026	2.75%	1 Month SOFR
87,500	(256)	8/1/2024	8/1/2026	4.36%	1 Month SOFR

As of March 31, 2026, we had $815.9 million of variable rate debt obligations, of this amount, $547.5 million is not fixed through interest rate swaps. If the Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $5.5 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

The following table illustrates the interest rate risk sensitivity of our fixed maturity portfolio as of March 31, 2026 and 2025. This table measures the effect of a parallel shift in interest rates (as represented by the U.S. Treasury curve) on the fair value of the fixed maturity portfolio. The data measures the change in fair value arising from an immediate and sustained change in interest rates in increments of 100 basis points.

	Market Value of Mixed Maturity Portfolio
	As of March 31,
Change in Interest Rates (a)	2026	2025
	(In thousands)

-300bps	$2,771,108	$2,801,606
-200bps	2,646,888	2,694,155
-100bps	2,528,695	2,586,785
No change	2,417,912	2,479,498
+100bps	2,310,322	2,372,291
+200bps	2,210,151	2,265,166
+300bps	2,116,021	2,158,122

(a) In basis points

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. At March 31, 2026 and 2025, these derivative hedges had a net market value of $8.9 million and $8.8 million, with notional amounts of $310.1 million and $326.2 million, respectively. Of these derivative instruments, $26.5 million are included in Investments, other and offset by $17.6 million in Accounts payable and accrued expenses on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.3% and 5.1% of our revenue was generated in Canada for fiscal 2026 and 2025, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the CEO and CFO, conducted an evaluation of the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, (the "Disclosure Controls"), as of March 31, 2026. Based upon the controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2026, the end of the period covered by this Annual Report.

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

Management assessed our internal control over financial reporting as of March 31, 2026 based on the criteria established in Internal Control-Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit function and our Finance function.

Based on our assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

The effectiveness of our internal control over financial reporting as of March 31, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of U-Haul Holding Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of U-Haul Holding Company and subsidiaries (the "Company") as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2026, of the Company and our report dated May 27, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Tempe, Arizona

May 27, 2026

Item 9B. Other Information

On May 22, 2026, U-Haul Holding Company's (the "Company") Board of Directors (the "Board") authorized a $350 million stock repurchase program (the "Stock Repurchase Program") with no expiration date. Under the Stock Repurchase Program, the Company may purchase up to $350 million of its Voting Common Stock and Non-Voting Common Stock in open market purchases, privately negotiated transactions, block trades, accelerated share repurchase programs, or in any other manner in compliance with applicable law. The timing and amount of stock repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice.

On May 22, 2026, Samuel J. Shoen, director and Vice Chairman of the Board of the Company and a Named Executive Officer, notified the Company of his decision to not stand for re-election to the Board at the Company's 2026 Annual Meeting of Stockholders (the "Annual Meeting") and that he will no longer serve in his officer role but will assist the Company with special projects. Mr. Shoen will continue to serve as a director of the Board until his current term expires at the Annual Meeting.

Mr. Shoen's decision not to stand for re-election to the Board was not as a result of any disagreement with the Company on any matters relating to the Company's operations, policies, and practices.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required to be disclosed under this Item 10 is incorporated herein by reference to U-Haul Holding Company’s definitive proxy statement, in connection with its 2026 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the close of the Company’s 2026 fiscal year.

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

PART IV

Item 15. Exhibits; Financial Statement Schedules

The following documents are filed as part of this Annual Report:

Page
1	Consolidated Financial Statements:

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the consolidated financial statements or notes thereto.

Exhibits:

Exhibit Number	Description	Page or Method of Filing

3.1	Amended and Restated Articles of Incorporation of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on June 9, 2016, file no. 1-11255

3.2	U-Haul Holding Company Certificate of Designation of Series N Non-Voting Common Stock	Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on October 24, 2022, file no. 1-11255

3.3	Restated Bylaws of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on December 19, 2022, file no. 1-11255

3.4	Articles of Conversion/Exchange/Merger	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 19, 2022, file no. 1-11255

4.1	U-Haul Investors Club Base Indenture, dated February 14, 2011 by and between U-Haul Holding Company and U. S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on February 22, 2011, file no. 1-11255

4.2	Tenth Supplemental Indenture, dated June 7, 2011 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255

4.3	Twelfth Supplemental Indenture dated June 14, 2011 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on June 23, 2011, file no. 1-11255

4.4	Eighteenth Supplemental Indenture dated January 7, 2012 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on March 26, 2012, file no. 1-11255

4.5	Twentieth Supplemental Indenture dated September 4, 2012 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on September 4, 2012, file no. 1-11255

4.6	Twenty-first Supplemental Indenture dated January 15, 2013 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on January 15, 2013, file no. 1-11255

4.7	Twenty-third Supplemental Indenture, dated November 26, 2013 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on November 26, 2013, file no. 1-11255

4.8	Twenty-fourth Supplemental Indenture, dated April 22, 2014 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on April 22, 2014, file no. 1-11255

4.9	Twenty-seventh Supplemental Indenture, dated December 15, 2015 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on December 15, 2015, file no. 1-11255

4.10	Twenty-eighth Supplemental Indenture, dated September 13, 2016 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on September 13, 2016, file no. 1-11255

4.11	Thirty-first Supplemental Indenture, dated October 24, 2017 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on October 25, 2017, file no. 1-11255

4.12	Amended and Restated Twenty-fifth Supplemental Indenture, dated August 28, 2018 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on August 28, 2018, file no. 1-11255

4.13	Thirty-fifth Supplemental Indenture, dated March 7, 2019 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on March 7, 2019, file no. 1-11255

4.14	Amended and Restated Thirty-fourth Supplemental Indenture, dated May 3, 2019 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255

4.15	Thirty-sixth Supplemental Indenture, dated May 3, 2019 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on May 3, 2019, file no. 1-11255

4.16	Thirty-eighth Supplemental Indenture, dated February 18, 2020 by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on February 18, 2020, file no. 1-11255

4.17	Thirty-ninth, Supplemental Indenture, dated October 20, 2020 by and between U-Haul Holding Company and U.S Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on October 20, 2020, file no. 1-11255

4.18	Forty-first Supplemental Indenture, dated April 13, 2021 by and between U-Haul Holding Company and U.S Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on April 13, 2021, file no. 1-11255

4.19	Forty-fourth Supplemental Indenture, dated May 10, 2022, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on May 10, 2022 file no. 1-11255

4.20	Forty-fifth Supplemental Indenture, dated July 19, 2022, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on July 19, 2022, file no. 1-11255

4.21	Forty-sixth Supplemental Indenture, dated September 27, 2022, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on September 27, 2022, file no. 1-11255

4.22	Series UIC-9K, 10K, 11K, 12K, 13K, 14K and 15K Amendment to the Amendment to the Amended and Restated Forty-second Supplement Indenture and Pledge and Security	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on September 27, 2022 file no. 1-11255.

Agreement dated September 27, 2022 by and between U-Haul Holding Company and U.S. Bank Trust Company, National Association as successor in interest to U. S Bank National Association, as trustee

4.23	Forty-seventh Supplemental Indenture, dated December 20, 2022, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on December 20, 2022, file no. 1-11255

4.24	Forty-eighth Supplemental Indenture, dated February 21, 2023, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on February 21, 2023, file no. 1-11255

4.25	Forty-ninth Supplement Indenture, dated April 23, 2024, by and between U-Haul Holding Company and U.S. Bank National Association	Incorporated by reference to U-Haul Holding Company's Current Report on Form 8-K, filed on April 23, 2024, file no. 1-11255

4.26	Description of Registered Securities	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K filed on June 1, 2023, file no. 1-11255

10.1	Management Agreement between Four SAC Self-Storage Corporation and subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 1997, file no. 1-11255

10.2	Management Agreement between Five SAC Self-Storage Corporation and subsidiaries of U-Haul Holding Company	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 1999, file no. 1-11255

10.3	Property Management Agreement	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2004, file no. 1-11255

10.4	Amended and Restated Property Management Agreement among Eight SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.5	Amended and Restated Property Management Agreement among Nine SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.6	Amended and Restated Property Management Agreement among Ten SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.7	Amended and Restated Property Management Agreement among Eleven SAC Self-Storage Corporation and Eleven SAC Self-Storage Odenton, Inc. and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.8	Amended and Restated Property Management Agreement among Twelve SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.9	Amended and Restated Property Management Agreement among Thirteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.10	Amended and Restated Property Management Agreement among Fourteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.11	Amended and Restated Property Management Agreement among Fifteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.12	Amended and Restated Property Management Agreement among Sixteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.13	Amended and Restated Property Management Agreement among Seventeen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, file no. 1-11255

10.14	Amended and Restated Property Management Agreement among Eighteen SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.15	Amended and Restated Property Management Agreement among Twenty SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.16	Amended and Restated Property Management Agreement among Twenty-One SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.17	Amended and Restated Property Management Agreement among Twenty-Two SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.18	Amended and Restated Property Management Agreement among Twenty-Three SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.19	Amended and Restated Property Management Agreement among Twenty-Four SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.20	Amended and Restated Property Management Agreement among Twenty-Five SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.21	Amended and Restated Property Management Agreement among Twenty-Six SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.22	Amended and Restated Property Management Agreement among Twenty-Seven SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

10.23	Amended and Restated Property Management Agreement among Three-A SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255

10.24	Amended and Restated Property Management Agreement among Three-B SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255

10.25	Amended and Restated Property Management Agreement among Three-C SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255

10.26	Amended and Restated Property Management Agreement among Three-D SAC Self-Storage Corporation and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255

10.27	Amended and Restated Property Management Agreement among Galaxy Storage One, LP and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2013, file no. 1-11255

10.28	U-Haul Dealership Contract Addendum	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2012, file no. 1-11255

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

Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on September 7, 2017, file no. 1-11255

10.37	Template Dealership Contract	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.38	Amended and Restated U-Haul Holding Company Employee Savings and Profit and Sharing Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.39	Amendment to the Amended and Restated U-Haul Holding Company Employee Savings and Profit and Sharing Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.40	Amended and Restated U-Haul Holding Company Employee Stock Ownership Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.41	Amendment to the Amended and Restated U-Haul Holding Company Employee Stock Ownership Plan*	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2018, file no. 1-11255

10.42	Note Purchase Agreement, dated September 29, 2021, among U-Haul Holding Company and the purchasers named therein.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.43	Form of U-Haul Holding Company 2.43% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.44	Form of U-Haul Holding Company 2.51% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.45	Form of U-Haul Holding Company 2.63% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.46	Form of U-Haul Holding Company 2.78% Senior Note, Series A due September 30, 2029	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on October 4, 2021, file no. 1-11255

10.47	Note Purchase Agreement, dated December 2, 2021, among U-Haul Holding Company and the purchasers named therein.	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.48	Form of U-Haul Holding Company 2.55% Senior Note, Series A due January 27, 2030	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.49	Form of U-Haul Holding Company 2.60% Senior Note, Series B due January 27, 2031	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.50	Form of U-Haul Holding Company 2.68% Senior Note, Series C due January 27, 2032	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.51	Form of U-Haul Holding Company 2.73% Senior Note, Series D due January 27, 2033	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.52	Form of U-Haul Holding Company 2.88% Senior Note, Series E due January 27, 2035	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K, filed on December 7, 2021, file no. 1-11255

10.53	Property Management Agreement among Mercury Storage 1-A, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.54	Property Management Agreement among Mercury Storage 1-B, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.55	Property Management Agreement among Mercury Storage 1-C, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.56	Property Management Agreement among Mercury Storage 2, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.57	Property Management Agreement among Mercury Storage 3, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.58	Property Management Agreement among Mercury Storage 4, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.59	Property Management Agreement among Mercury Storage 5, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

10.60	Property Management Agreement among Mercury Storage 6, LLC and subsidiaries of U-Haul International, Inc.	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for

the year ended March 31, 2024, file no. 1-11255

10.61	Note Purchase Agreement, dated August 21, 2024, among U-Haul Holding Company and the purchasers named therein	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255

10.62	Form of U-Haul Holding Company 5.86% Senior Note, Series A due August 21, 2032 (included as part of exhibit 10.1)	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255

10.63	Form of U-Haul Holding Company 5.91% Senior Note, Series B due August 21, 2033 (included as part of exhibit 10.1)	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255

10.64	Form of U-Haul Holding Company 5.95% Senior Note, Series C due August 21, 2034 (included as part of exhibit 10.1)	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255

10.65	Form of U-Haul Holding Company 6.00% Senior Note, Series D due August 21, 2035 (included as part of exhibit 10.1)	Incorporated by reference to U-Haul Holding Company’s Current Report on Form 8-K filed on August 22, 2024, file no. 1-11255

14	Code of Ethics	Filed herewith

19	Insider Trading Policies and Procedures	Included in Exhibit 14

21	Subsidiaries of U-Haul Holding Company	Filed herewith

23.1	Consent of Deloitte & Touche LLP	Filed herewith

24	Power of Attorney	Refer to signature page

31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company	Filed herewith

32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97	Policy for the Recovery of Erroneously Awarded Compensation	Incorporated by reference to U-Haul Holding Company’s Annual Report on Form 10-K for the year ended March 31, 2024, file no. 1-11255

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file as its XBRL tags are embedded within the Inline XBRL Document.	Furnished herewith

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Furnished herewith

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Indicates management plan or compensatory arrangement.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of U-Haul Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U-Haul Holding Company and subsidiaries (the "Company") as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Given the subjectivity of estimating the related self-insurance liabilities for reported claims not yet paid and claims incurred but not yet reported based on historical loss experience and future projections of losses, performing audit procedures to evaluate whether these self-insurance liabilities were appropriately recorded as of March 31, 2026 required a significant degree of auditor judgment and the assistance of our actuarial specialists.

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

▪
Reading the Company’s insurance policies and comparing the coverage and terms to the assumptions used by management.

▪
Testing the underlying data that served as the basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were accurate and complete.

▪
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

/s/ Deloitte & Touche LLP

Tempe, Arizona

May 27, 2026

We have served as the Company's auditor since 2023.

U-Haul Holding Company and consolidated subsidiaries

Consolidated balance sheets

	March 31,
	2026	2025
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,120,147	$988,828
Trade receivables and reinsurance recoverables, net	159,768	230,716
Inventories and parts	178,155	163,132
Prepaid expenses	191,671	282,406
Fixed maturity securities available-for-sale (net of allowance for credit loss of $3,960 and $3,104, respectively) at fair value and amortized cost ($2,558,342 and $2,708,562, respectively)	2,417,912	2,479,498
Equity securities, at fair value	14,976	65,549
Investments, other	706,314	678,254
Deferred policy acquisition costs, net	112,852	121,729
Other assets	127,202	126,732
Right of use assets - financing, net	—	138,698
Right of use assets - operating, net	40,188	46,025
Related party assets	53,159	45,003

Property, plant and equipment, at cost:
Land	1,865,369	1,812,820
Buildings and improvements	10,542,945	9,628,271
Furniture and equipment	1,074,032	1,047,414
Rental trailers and other rental equipment	1,206,253	1,046,135
Rental trucks	8,554,508	7,470,039
	23,243,107	21,004,679
Less: Accumulated depreciation	(6,862,662)	(5,892,079)
Total property, plant and equipment, net	16,380,445	15,112,600
Total assets	$21,502,789	$20,479,170
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$850,294	$820,900
Notes, loans and finance leases payable, net	8,083,374	7,193,857
Operating lease liabilities	40,957	46,973
Policy benefits and losses, claims and loss expenses payable	939,874	857,521
Liabilities from investment contracts	2,357,545	2,511,422
Other policyholders' funds and liabilities	2,899	7,539
Deferred income	56,614	52,895
Deferred income taxes, net	1,559,581	1,489,920
Total liabilities	13,891,138	12,981,027

Commitments and contingencies (notes 10 and 19)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized: none issued and outstanding	—	—

Common stock, with $0.25 par value, 250,000,000 shares authorized: Common stock of $0.25 par value, 250,000,000 shares authorized; 41,985,700 issued and 19,607,788 outstanding	10,497	10,497

Serial common stock, with or without par value, 250,000,000 shares authorized: Series N Non-Voting Common Stock with $0.001 par value, 250,000,000 shares authorized Series N Non-Voting Common Stock, with $0.001 par value, 250,000,000 shares authorized; 176,470,092 shares issued and outstanding	176	176

Additional paid-in capital	462,548	462,548
Accumulated other comprehensive loss	(163,640)	(229,314)
Retained earnings	7,979,720	7,931,886
Cost of common stock in treasury, net (22,377,912 shares)	(525,653)	(525,653)
Cost of preferred stock in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	7,611,651	7,498,143
Total liabilities and stockholders' equity	$21,502,789	$20,479,170

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

Consolidated statements of operations

	Years Ended March 31,
	2026	2025	2024
	(In thousands, except share and per share data)
Revenues:
Self-moving equipment rental revenues	$3,811,921	$3,725,524	$3,624,695
Self-storage revenues	972,427	897,913	831,069
Self-moving and self-storage products and service sales	329,614	327,490	335,805
Property management fees	36,875	36,811	37,004
Life insurance premiums	80,977	83,707	89,745
Property and casualty insurance premiums	105,119	98,900	94,802
Net investment and interest income	163,104	151,974	146,468
Other revenue	537,782	506,346	466,086
Total revenues	6,037,819	5,828,665	5,625,674

Costs and expenses:
Operating expenses	3,415,362	3,275,471	3,126,471
Commission expenses	416,231	407,368	384,079
Cost of product sales	246,860	234,145	241,563
Benefits and losses	192,197	182,749	167,035
Amortization of deferred policy acquisition costs	19,652	18,333	24,238
Lease expense	19,264	20,503	32,654
Depreciation, net of (gains) losses on disposals of ($103,888, ($13,749) and ($153,958) respectively)	1,287,021	958,184	663,931
Net (gains) losses on disposal of real estate	8,611	15,758	7,914
Total costs and expenses	5,605,198	5,112,511	4,647,885

Earnings from operations	432,621	716,154	977,789
Other components of net periodic benefit costs	(1,383)	(1,488)	(1,458)
Other interest income	47,261	59,057	120,021
Interest expense	(364,757)	(295,716)	(256,175)
Fees on early extinguishment of debt and costs of defeasance	(1,108)	(495)	—
Pretax earnings	112,634	477,512	840,177
Income tax expense	(29,506)	(110,422)	(211,470)
Net earnings available to common stockholders	$83,128	$367,090	$628,707
Basic and diluted earnings per share of Common Stock	$0.24	$1.69	$3.04
Weighted average shares outstanding of Common Stock: Basic and diluted	19,607,788	19,607,788	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$0.44	$1.89	$3.22
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,470,092	176,470,092	176,470,092

Related party revenues for fiscal 2026, 2025 and 2024, net of eliminations, were $36.9 million, $36.8 million and $37.0 million, respectively.

Related party costs and expenses for fiscal 2026, 2025, and 2024, net of eliminations, were $114.1 million, $113.4 million and $90.1 million, respectively.

Please see Note 20, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and Consolidated Subsidiaries

Consolidated statements of comprehensive income (loss)

Fiscal Year Ended March 31, 2026	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings (losses)	$112,634	$(29,506)	$83,128
Other comprehensive income (loss):
Foreign currency translation	948	—	948
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	82,859	(17,482)	65,377
Change in fair value of cash flow hedges	(4,456)	1,110	(3,346)
Amounts reclassified into earnings on hedging activities	3,484	(871)	2,613
Change in postretirement benefit obligations	109	(27)	82
Total other comprehensive income (loss)	82,944	(17,270)	65,674

Total comprehensive income (loss)	$195,578	$(46,776)	$148,802

Fiscal Year Ended March 31, 2025	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings (losses)	$477,512	$(110,422)	$367,090
Other comprehensive income (loss):
Foreign currency translation	(3,833)	—	(3,833)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	3,709	(1,146)	2,563
Change in fair value of cash flow hedges	4,990	(1,285)	3,705
Amounts reclassified into earnings on hedging activities	(13,455)	3,364	(10,091)
Change in postretirement benefit obligations	2,065	(507)	1,558
Total other comprehensive income (loss)	(6,524)	426	(6,098)

Total comprehensive income (loss)	$470,988	$(109,996)	$360,992

Fiscal Year Ended March 31, 2024	Pre-tax	Tax	Net
	(In thousands)
Comprehensive income:
Net earnings (losses)	$840,177	$(211,470)	$628,707
Other comprehensive income (loss):
Foreign currency translation	2,832	—	2,832
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	70,703	(14,846)	55,857
Change in fair value of cash flow hedges	8,497	(2,087)	6,410
Amounts reclassified into earnings on hedging activities	(5,417)	1,330	(4,087)
Change in postretirement benefit obligations	1,849	(454)	1,395
Total other comprehensive income (loss)	78,464	(16,057)	62,407

Total comprehensive income (loss)	$918,641	$(227,527)	$691,114

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

Description	Common Stock	Series N Non-Voting Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(In thousands)
Balance as of March 31, 2023	$10,497	$176	$453,643	$(285,623)	$7,003,148	$(525,653)	$(151,997)	$6,504,191
Contribution from related party	—	—	8,905	—	—	—	—	8,905
Foreign currency translation	—	—	—	2,832	—	—	—	2,832
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	55,857	—	—	—	55,857
Change in fair value of cash flow hedges, net of tax	—	—	—	6,410	—	—	—	6,410
Amounts reclassified into earnings on hedging activities	—	—	—	(4,087)	—	—	—	(4,087)
Change in postretirement benefit obligations, net of taxes	—	—	—	1,395	—	—	—	1,395
Net earnings	—	—	—	—	628,707	—	—	628,707
Series N Non-Voting Common stock dividends: ($0.18 per share for fiscal 2024)	—	—	—	—	(31,765)	—	—	(31,765)
Net activity	—	—	8,905	62,407	596,942	—	—	668,254
Balance as of March 31, 2024	$10,497	$176	$462,548	$(223,216)	$7,600,090	$(525,653)	(151,997)	$7,172,445
Foreign currency translation	—	—	—	(3,833)	—	—	—	(3,833)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	2,563	—	—	—	2,563
Change in fair value of cash flow hedges, net of tax	—	—	—	3,705	—	—	—	3,705
Amounts reclassified into earnings on hedging activities	—	—	—	(10,091)	—	—	—	(10,091)
Change in postretirement benefit obligations, net of taxes	—	—	—	1,558	—	—	—	1,558
Net earnings	—	—	—	—	367,090	—	—	367,090
Series N Non-Voting Common stock dividends: ($0.20 per share for fiscal 2025)	—	—	—	—	(35,294)	—	—	(35,294)
Net activity	—	—	—	(6,098)	331,796	—	—	325,698
Balance as of March 31, 2025	$10,497	$176	$462,548	$(229,314)	$7,931,886	$(525,653)	$(151,997)	$7,498,143
Foreign currency translation	—	—	—	948	—	—	—	948
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	65,377	—	—	—	65,377
Change in fair value of cash flow hedges, net of tax	—	—	—	(3,346)	—	—	—	(3,346)
Amounts reclassified into earnings on hedging activities	—	—	—	2,613	—	—	—	2,613
Change in postretirement benefit obligations, net of taxes	—	—	—	82	—	—	—	82
Net earnings	—	—	—	—	83,128	—	—	83,128
Series N Non-Voting Common stock dividends: ($0.20 per share for fiscal 2026)	—	—	—	—	(35,294)	—	—	(35,294)
Net activity	—	—	—	65,674	47,834	—	—	113,508
Balance as of March 31, 2026	$10,497	$176	$462,548	$(163,640)	$7,979,720	$(525,653)	$(151,997)	$7,611,651

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul HOlding Company and consolidated subsidiaries

consolidated statements of cash flows

	Years Ended March 31,
	2026	2025	2024
	(In thousands)
Cash flows from operating activities:
Net earnings	$83,128	$367,090	$628,707
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	1,183,133	971,933	817,889
Amortization of premiums and accretion of discounts related to investments, net	17,843	14,391	16,849
Amortization of debt issuance costs	7,275	5,703	6,712
Interest credited to policyholders	96,532	84,920	71,433
Provision for allowance for losses on trade receivables, net	(1,631)	(1,101)	2,447
Operating lease right-of-use asset amortization	8,847	10,558	23,926
Net (gains) losses on disposals of equipment	103,888	(13,749)	(153,958)
Net (gains) losses on disposal of real estate	8,611	15,758	7,914
Net (gains) losses on sales of fixed maturity securities	2,474	2,180	(157)
Net (gains) losses on equity securities and investments, other	(7,021)	(5,787)	(5,741)
Deferred income taxes, net	52,045	41,907	98,379
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	72,591	(14,168)	(29,011)
Inventories and parts	(15,019)	(12,259)	518
Prepaid expenses	91,228	(37,038)	(4,451)
Deferred policy acquisition costs, net	8,877	(505)	7,239
Other assets	(731)	(20,144)	9,889
Related party assets	(6,625)	12,657	(9,614)
Accounts payable and accrued expenses and operating lease liabilities	19,200	14,400	(10,697)
Policy benefits and losses, claims and loss expenses payable	72,536	21,754	(39,204)
Other policyholders' funds and liabilities	(4,639)	(4,119)	9,922
Deferred income	3,639	1,858	(2,085)
Other liabilities	(1,597)	(1,810)	5,850
Net cash provided by (used in) operating activities	1,794,584	1,454,429	1,452,756

Cash flows from investing activities:
Escrow deposits activity	449	3,978	2,983
Purchase of:
Property, plant and equipment	(3,154,325)	(3,452,481)	(2,992,898)
Fixed maturity securities available-for-sale	(315,098)	(501,640)	(344,166)
Equity securities	(3,531)	(1,819)	(530)
Investments, other	(157,670)	(173,522)	(174,967)
Proceeds from sales of:
Property, plant and equipment	710,286	662,358	739,178
Fixed maturity securities available-for-sale	445,920	439,430	672,121
Equity securities	57,919	11,147	1,417
Investments, other	153,161	121,628	50,489
Net cash (used in) provided by investing activities	(2,262,889)	(2,890,921)	(2,046,373)

Cash flows from financing activities:
Borrowings from credit facilities	$2,023,578	$1,855,399	$1,186,363
Principal repayments on credit facilities	(1,085,894)	(852,395)	(919,771)
Payment of debt issuance costs	(13,358)	(8,531)	(4,082)
Finance lease payments	(44,338)	(73,303)	(105,564)
Securitization deposits	345	499	319
Series N Non-Voting Common Stock dividends paid	(35,294)	(35,294)	(31,765)
Investment contract deposits	279,834	496,603	360,124
Investment contract withdrawals	(530,243)	(487,866)	(419,091)
Net cash provided by (used in) financing activities	594,630	895,112	66,533

Effects of exchange rate on cash	4,994	(4,336)	1,104

Increase (decrease) in cash and cash equivalents	131,319	(545,716)	(525,980)
Cash and cash equivalents at the beginning of period	988,828	1,534,544	2,060,524
Cash and cash equivalents at the end of period	$1,120,147	$988,828	$1,534,544

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$361,194	$301,693	$268,765
Interest on derivatives	(2,265)	(4,878)	(5,213)
Income taxes, net	(116,759)	95,391	68,623
Non-cash activities:
Right-of-use assets in exchange for lease liabilities	3,078	3,224	25,024
Purchase of property, plant and equipment included in accounts payable	64,090	76,183	75,579

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

U-Haul Holding Company, a Nevada corporation, (“U-Haul Holding Company” or the "Company"), has a fiscal year that ends on the 31st of March for each year that is referenced. Our insurance company subsidiaries have fiscal years that end on the 31st of December for each year that is referenced, which have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. We believe that consolidating their calendar year into our fiscal year consolidated financial statements does not materially affect the financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2025, 2024 and 2023 correspond to fiscal 2026, 2025 and 2024 for U-Haul Holding Company.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars. We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure, see Note 3, Accounting Policies – Adoption of New Accounting Pronouncements, of the Notes to Consolidated Financial Statements.

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

A VIE is not self-supportive due to having one or both of the following conditions: (i) it has an insufficient amount of equity for it to finance its activities without receiving additional subordinated financial support or (ii) its owners do not hold the typical risks and rights of equity owners. This determination is made upon the creation of a variable interest and is re-assessed on an on-going basis should certain changes in the operations of a VIE, or its relationship with the primary beneficiary trigger a reconsideration event. After a reconsideration event occurs the most recent facts and circumstances are utilized in determining whether or not a company is a VIE, which other company(ies) have a variable interest in the entity, and whether or not the company’s interest is such that it is the primary beneficiary.

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

Life Insurance provides life and health insurance products, primarily to the senior market, through the direct writing and reinsuring of life insurance, Medicare supplement and annuity policies.

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash deposits. Accounts at each United States financial institution are insured by the Federal Deposit Insurance Corporation up to $250,000. Accounts at each Canadian financial institution are insured by the Canada Deposit Insurance Corporation up to $100,000 CAD per account. As of March 31, 2026 and March 31, 2025, we held cash equivalents in excess of these insured limits. To mitigate this risk, we select financial institutions based on their credit ratings and financial strength.

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

Accrued Interest Receivable

Accrued interest receivables on available-for-sale securities totaled $28.3 million and $29.4 million as of March 31, 2026 and 2025, respectively and are excluded from the estimate of credit losses.

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

Inventories and parts

Inventories and parts were as follows:

	March 31,
	2026	2025
	(In thousands)
Truck and trailer parts and accessories (a)	$167,253	$149,268
Hitches and towing components (b)	44,687	43,330
Moving supplies and propane (b)	22,104	19,349
Subtotal	234,044	211,947
Less: LIFO reserves	(55,091)	(47,929)
Less: excess and obsolete reserves	(798)	(886)
Total	$178,155	$163,132

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

Inventory cost is primarily determined using the last-in first-out method (“LIFO”). Inventories valued using LIFO consisted of approximately 95% of the total inventories for both March 31, 2026 and 2025. Had we utilized the first-in first-out method, stated inventory balances would have been $55.1 million and $47.9 million higher as of March 31, 2026 and 2025, respectively. In fiscal 2026, 2025 and 2024, the negative effect on income due to liquidation of a portion of the LIFO inventory was $0.3 million, $0.3 million and $0.6 million, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

Our property, plant and equipment is stated at cost. Interest expense, if any, incurred during the initial construction of buildings is considered part of cost. Depreciation is computed for financial reporting purposes using the straight line or an accelerated method based on a declining balance formula over the following estimated useful lives: rental equipment 2-20 years, buildings and improvements 10-55 years and non-rental equipment 3-10 years. Routine maintenance costs are charged to operating expense as they are incurred. (Gains) and losses on dispositions of property, plant and equipment, other than real estate, are netted against depreciation expense when realized. The net amount of (gains) losses, netted against depreciation expense, were $103.9 million, ($13.7) million and ($154.0) million during fiscal 2026, 2025 and 2024, respectively. Equipment depreciation is recognized in amounts expected to result in the recovery of estimated residual values upon disposal, i.e., minimize gains or losses. In determining the depreciation rate, historical disposal experience, holding periods and trends in the market for vehicles are reviewed.

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

Management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). To adjust the historical loss rates to reflect the effects of these differences in current conditions and forecasted changes, management assigns a rating to each customer which varies

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depending on the assessment of risk. Management estimated the loss rate at approximately 3% and 4% as of March 31, 2026 and 2025, respectively. Management developed this estimate based on its knowledge of past experience. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category.

Reinsurance recoverables include case reserves and actuarial estimates of claims incurred but not reported ("IBNR"). These receivables are not expected to be collected until after the associated claim has been adjudicated and billed to the reinsurer. The reinsurance recoverables allowance for credit losses are not material due to the fact that reinsurance is typically procured from carriers with strong credit ratings. Furthermore, we do not cede losses to a reinsurer if the carrier is deemed financially unable to perform on the contract. Reinsurance recoverables also include insurance ceded to other insurance companies.

The allowance for expected credit losses on trade receivables were $3.2 million and $5.1 million as of March 31, 2026 and 2025, respectively.

Notes and mortgage receivables include accrued interest and are reduced by discounts and amounts considered by management to be uncollectible.

Policy Benefits and Losses, Claims and Loss Expenses Payable

Life Insurance

The liability for future policy benefits for traditional and limited-payment long duration life and health products comprises approximately $369.7 million of the total liability for future policy benefits, or approximately 39% of the consolidated Policy Benefits and Losses, Claims and Loss Expenses Payable. The liability is determined each reporting period based on the net level premium method. This method requires the liability for future policy benefits be calculated as the present value of estimated future policyholder benefits and the related termination expenses, less the present value of estimated future net premiums to be collected from policyholders. Net level premiums reflect a recomputed net premium ratio using actual experience since the issue date or the "Transition Date" of April 1, 2021, due to the adoption of ASU 2018-12, and expected future experience. The liability is accrued as premium revenue are received and is recognized and adjusted for differences between actual and expected experience. Long-duration insurance contracts issued by the Company are grouped into cohorts based on the contract issue year, distribution channel, legal entity and product type.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Self-Insurance Liabilities

U-Haul retains the risk for certain public liability and third-party property damage claims related to our rental equipment. The consolidated balance sheets include $453.4 million and $360.8 million of liabilities related to these programs as of March 31, 2026 and 2025, respectively. These liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis in policy benefits and losses, claims and loss expenses payable. Requirements are based on actuarial evaluations of historical accident claims expense and trends, as well as future projection of ultimate losses, expenses and administrative costs. The adequacy of the liability is monitored based on evolving claim history. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

U-Haul has operated a self-insurance program for general liability coverage related to risks arising from U-Haul's moving operations since 2002. The Company maintains excess of loss coverage with third-party insurers for losses in excess of specific limits.

Additionally, as of March 31, 2026 and 2025, the consolidated balance sheets include liabilities of $29.6 million and $25.6 million, respectively, related to medical plan benefits we provide for eligible employees. We estimate this liability based on actual claims outstanding as of the balance sheet date as well as an actuarial estimate of IBNR claims. These amounts are recorded in accounts payable and accrued expenses on the consolidated balance sheets.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liability from Investment Contracts

Liability from investment contracts represents the amount held by the Company on behalf of the policyholder at each reporting date. This amount includes deposits received from the policyholder, interest credited to the policyholder's account balance, net of charges assessed against the account balance and any policyholder withdrawals. This balance also includes liabilities for annuities and certain other contracts that do not contain significant insurance risk, as well as the estimated fair value of embedded derivatives associated with indexed annuity products. The liability from investment contracts for annuity and interest sensitive life-type products is represented by policy account value. The consolidated balance sheets include $2,357.5 and $2,511.4 million of liabilities for these contracts as of March 31, 2026 and 2025, respectively.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s equipment sale-leaseback transactions primarily consist of seven-year arrangements with repurchase options that do not qualify for sale accounting under ASC 842. Consequently, the underlying assets remain on the consolidated balance sheets, and the related proceeds are recorded as financing liabilities. Pre-adoption transactions were previously accounted for as capital leases and reclassified as finance lease right-of-use assets and liabilities upon adoption. All such arrangements have been terminated, resulting in a zero balance as of the current fiscal year-end.

For these financing arrangements, interest expense is generally calculated using the Company’s incremental borrowing rate. However, in accordance with ASC 842-40-30-6, the rate is adjusted as necessary to prevent a built-in loss or gain at the conclusion of the arrangement. This adjustment ensures the carrying amount of the asset does not exceed the financial liability at the earlier of the lease term end or asset control transfer date, aligns with lender-agreed principal repayment structures, and causes the liability to amortize to zero. This methodology accurately reflects the substantive economics of the financing agreements. See Note 18, Leases, to the Notes to Consolidated Financial Statements for additional disclosures.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $17.1 million, $15.3 million and $13.8 million in fiscal 2026, 2025 and 2024, respectively, and are included in operating expenses.

Deferred Policy Acquisition Costs

Deferred acquisition costs (“DAC") are directly related to the successful acquisition of new life insurance, annuity and health business, and primarily include sales commissions, policy issue costs, direct to consumer advertising costs, and underwriting costs. These costs are capitalized on a grouped contract basis and amortized over the expected term of the related contracts. These costs are not capitalized until they are incurred. Also recorded within DAC are sales inducements credited to policyholder account balances in the form of a premium bonus (“Sales Inducement Assets”). As of March 31, 2026 and 2025, the Sales Inducement Assets included with DAC amounted to $12.2 million and $13.6 million, respectively, on the consolidated balance sheet and amortization expense totaled $2.0 million, $1.9 million and $2.9 million for the periods ended March 31, 2026, 2025 and 2024, respectively.

DAC is amortized on a constant-level basis over the expected term of the grouped contracts, with the related expense included in amortization of deferred acquisition costs. The in-force metric used to compute the DAC amortization rate is premium deposit in-force for deferred annuities, policy count in-force for health insurance, and face amount in-force for life insurance. The assumptions used to amortize acquisition costs include mortality, morbidity, lapses and persistency. These assumptions are reviewed at least annually and revised in conjunction with any change in the future policy benefit assumptions. The effect of changes in the assumptions are recognized over the remaining expected contract term as a revision of future amortization amounts.

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

See Note 4, Earnings Per Share, of the Notes to Consolidated Financial Statements.

Comprehensive Income (Loss)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income (loss), on a tax effected basis, consists of net earnings, foreign currency translation adjustments, unrealized gains and losses on investments and future policy benefits discount rate remeasurement gains (losses), the change in fair value of cash flow hedges and the change in postretirement benefit obligations.

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

Accounting Pronouncements

Adoption of New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income tax paid. ASU 2023-09 was effective and adopted by the Company for the period beginning April 1, 2025 and the Company applied this standard prospectively. The adoption of this standard did not require an implementation adjustment and did not impact the Company's consolidated net earnings available to common stockholders or cash flow. The adoption of ASU 2023-09 resulted in incremental disclosure. See Note 15, Provision for Taxes, for the updated disclosures.

Accounting Pronouncements Not Yet Adopted

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326) which provides public companies with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Early adoption is permitted. The amendment is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. We are currently evaluating the impact of this standard and do not anticipate the adoption to be material to the consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) which amends Subtopic 350-40 by removing all references to prescriptive and sequential software development stages previously used to determine the timing of software cost capitalization. Instead, the new guidance establishes that

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4. Earnings Per Share

We calculate earnings per share using the two-class method in accordance with ASC Topic 260, Earnings Per Share. The two-class method allocates the undistributed earnings available to common stockholders to the Company’s outstanding common stock, $0.25 par value (the “Voting Common Stock”) and the Company's Series N Non-Voting Common Stock, $0.001 par value (the “Non-Voting Common Stock”) based on each share’s percentage of total weighted average shares outstanding. The Voting Common Stock and the Non-Voting Common Stock are allocated 10% and 90%, respectively, of our undistributed earnings available to common stockholders. This represents earnings available to common stockholders less the dividends declared for both the Voting Common Stock and the Non-Voting Common Stock.

Our undistributed earnings per share is calculated by taking the undistributed earnings available to common stockholders and dividing this number by the weighted average shares outstanding for the respective stock. If there was a dividend declared for that period, the dividend per share is added to the undistributed earnings per share to calculate the basic and diluted earnings per share. The process is used for both the Voting Common Stock and the Non-Voting Common Stock.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the years ending March 31, 2026, 2025 and 2024 for the Voting Common Stock and the Non-Voting Common Stock is as follows:

	For the Year Ending
	March 31,
	2026	2025	2024

	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,607,788	19,607,788	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%	10%

Net earnings available to common stockholders	$83,128	$367,090	$628,707
Voting Common Stock dividends declared and paid	—	—	—
Non-Voting Common Stock dividends declared and paid	(35,294)	(35,294)	(31,765)
Undistributed earnings available to common stockholders	$47,834	$331,796	$596,942
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$4,783	$33,180	$59,694

Undistributed earnings per share of Voting Common Stock	$0.24	$1.69	$3.04
Dividends declared per share of Voting Common Stock	—	—	—
Basic and diluted earnings per share of Voting Common Stock	$0.24	$1.69	$3.04

Weighted average shares outstanding of Non-Voting Common Stock	176,470,092	176,470,092	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	196,077,880	196,077,880	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%	90%

Net earnings available to common stockholders	$83,128	$367,090	$628,707
Voting Common Stock dividends declared and paid	—	—	—
Non-Voting Common Stock dividends declared and paid	(35,294)	(35,294)	(31,765)
Undistributed earnings available to common stockholders	$47,834	$331,796	$596,942
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$43,051	$298,616	$537,248

Undistributed earnings per share of Non-Voting Common Stock	$0.24	$1.69	$3.04
Dividends declared per share of Non-Voting Common Stock	0.20	0.20	0.18
Basic and diluted earnings per share of Non-Voting Common Stock	$0.44	$1.89	$3.22

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Trade Receivables and Reinsurance Recoverables, Net

Reinsurance recoverables and trade receivables, net, were as follows:

	March 31,
	2026	2025
	(In thousands)
Reinsurance recoverable	$30,967	$34,566
Trade accounts receivable	97,710	162,240
Paid losses recoverable	691	440
Accrued investment income	28,254	29,378
Premiums and agents' balances	1,056	4,078
Independent dealer receivable	449	336
Other receivables	3,874	4,760
	163,001	235,798
Less: Allowance for credit losses	(3,233)	(5,082)
	$159,768	$230,716

Note 6. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The amortized cost of bonds on deposit with insurance regulatory authorities was $21.4 million and $21.5 million for March 31, 2026 and 2025, respectively.

Available-for-Sale Investments

Available-for-sale investments as of March 31, 2026 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(In thousands)
U.S. treasury securities and government obligations	$89,591	$264	$(4,818)	$—	$85,037
U.S. government agency mortgage-backed securities	159,698	981	(7,554)	—	153,125
Obligations of states and political subdivisions	141,136	605	(4,727)	—	137,014
Corporate securities	1,603,317	6,556	(101,450)	(2,304)	1,506,119
Mortgage-backed securities	564,600	4,113	(30,440)	(1,656)	536,617
	$2,558,342	$12,519	$(148,989)	$(3,960)	$2,417,912

Available-for-sale investments as of March 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(In thousands)
U.S. treasury securities and government obligations	$119,289	$206	$(8,353)	$—	$111,142
U.S. government agency mortgage-backed securities	81,909	232	(8,712)	—	73,429
Obligations of states and political subdivisions	137,280	272	(8,808)	—	128,744
Corporate securities	1,807,605	1,623	(155,749)	(3,104)	1,650,375
Mortgage-backed securities	562,479	582	(47,253)	—	515,808
	$2,708,562	$2,915	$(228,875)	$(3,104)	$2,479,498

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of available-for-sale investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of March 31, 2026 and March 31, 2025 are as follows:

	March 31, 2026
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
U.S. treasury securities and government obligations	$416	$(6)	$78,168	$(4,812)	$78,584	$(4,818)
U.S. government agency mortgage-backed securities	13,210	(91)	19,076	(7,463)	32,286	(7,554)
Obligations of states and political subdivisions	23,352	(101)	60,108	(4,626)	83,460	(4,727)
Corporate securities	108,413	(564)	1,045,121	(100,886)	1,153,534	(101,450)
Mortgage-backed securities	24,272	(2,280)	193,493	(28,160)	217,765	(30,440)
	$169,663	$(3,042)	$1,395,966	$(145,947)	$1,565,629	$(148,989)

	March 31, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(In thousands)
U.S. treasury securities and government obligations	$1,760	$(24)	$95,058	$(8,329)	$96,818	$(8,353)
U.S. government agency mortgage-backed securities	36,871	(197)	20,928	(8,515)	57,799	(8,712)
Obligations of states and political subdivisions	46,036	(1,628)	52,903	(7,179)	98,939	(8,807)
Corporate securities	294,133	(5,822)	1,239,884	(149,927)	1,534,017	(155,749)
Mortgage-backed securities	188,328	(3,911)	217,020	(43,343)	405,348	(47,254)
	$567,128	$(11,582)	$1,625,793	$(217,293)	$2,192,921	$(228,875)

Gross proceeds from sales of securities were $9.8 million, $13.3 million and $106.5 million in fiscal 2026, 2025 and 2024, respectively. No material gross realized gains or losses were recognized.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $0.9 million and $2.1 million net impairment charge reported in fiscal 2026 and 2025, respectively.

The amortized cost and fair value of available-for-sale investments by contractual maturity, were as follows:

	March 31, 2026		March 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$133,150	$132,947	$196,238	$194,896
Due after one year through five years	589,615	578,918	591,589	576,204
Due after five years through ten years	526,745	500,476	611,788	558,430
Due after ten years	744,232	668,954	746,468	634,160
	1,993,742	1,881,295	2,146,083	1,963,690

Mortgage-backed securities	564,600	536,617	562,479	515,808
	$2,558,342	$2,417,912	$2,708,562	$2,479,498

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity investments of common stock and non-redeemable preferred stock were as follows:

	March 31, 2026		March 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Common stocks	$9,099	$9,089	$30,108	$43,413
Non-redeemable preferred stocks	9,000	5,887	25,144	22,136
	$18,099	$14,976	$55,252	$65,549

Investments, other

The carrying value of other investments were as follows:

	March 31,
	2026	2025
	(In thousands)
Mortgage loans, net	$667,169	$657,567
Policy loans	12,633	11,868
Other investments	26,512	8,819
	$706,314	$678,254

Mortgage loans are carried at the unpaid balance, less an allowance for expected losses net of any unamortized premium or discount. The portfolio of mortgage loans is principally collateralized by self-storage facilities and commercial properties. The interest rate range on the mortgage loans is 3.5% to 12.0% with maturities between 2026 and 2035. The allowance for expected losses was $0.4 million for both March 31, 2026 and 2025. These loans represent first lien mortgages or mezzanine loans held by us. Mortgage loans are reviewed on an ongoing basis and analysis may include market analysis, estimated valuations of the underlying collateral, loan to value ratios, tenant creditworthiness and other factors. For our mortgage loans, no specifically identified loans were impaired as of March 31, 2026. We have not experienced any material losses related to the notes from individual or groups of notes in any particular industry or geographic area.

Short-term investments, included in Other investments, consist primarily of investments in money market funds, mutual funds and any other investments with short-term characteristics that have original maturities of less than one year at acquisition. These investments are recorded at cost, which approximates fair value.

Other equity investments, included in Other investments, are carried at cost and assessed for impairment.

Policy loans are carried at their unpaid balance.

Note 7. Other Assets

Other assets were as follows:

	March 31,
	2026	2025
	(In thousands)
Deposits (debt-related)	$27,825	$30,472
Other real estate	40,532	41,271
Deposits (real estate related)	58,845	54,989
	$127,202	$126,732

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were as follows:

	March 31,
	2026	2025
	(In thousands)
Accounts payable	$238,840	$263,280
Accrued expenses	611,454	557,620
	$850,294	$820,900

Note 9. Net Investment and Interest Income

Net investment and interest income, were as follows:

	Years Ended March 31,
	2026	2025	2024
	(In thousands)
Fixed maturities	$123,336	$113,304	$105,089
Policy loans	874	819	669
Mortgage loans	46,099	36,117	28,599
Short-term, amounts held by ceding reinsurers, net and other investments	1,055	10,161	20,377
Investment income	171,364	160,401	154,734
Less: Investment expenses	(8,260)	(8,427)	(8,266)
Net investment and interest income	$163,104	$151,974	$146,468

Note 10. Notes, Loans and Finance Leases Payable, net

Long-Term Debt

Long-term debt was as follows:

	Fiscal Year 2026 Interest Rates			Maturities			Weighted Avg Interest Rates (c)	March 31, 2026	March 31, 2025
								(In thousands)
Real estate loans (amortizing term) (a)	4.30%	-	5.14%	2027	-	2037	4.71%	$254,007	$265,887
Senior mortgages	2.70%	-	6.05%	2026	-	2042	4.75%	2,950,201	2,437,769
Real estate loans (revolving credit)	—%	-	—%			2027	—%	—	—
Fleet loans (amortizing term)	1.61%	-	6.02%	2026	-	2033	5.40%	145,660	125,839
Fleet loans (revolving credit) (b)	4.92%	-	5.02%	2028	-	2030	4.95%	635,000	625,000
Finance leases (rental equipment)	—%	-	—%		-		—%	—	44,338
Finance liability (rental equipment)	1.60%	-	6.80%	2026	-	2033	5.21%	2,376,704	1,963,644
Private placements	2.43%	-	6.00%	2029	-	2035	3.62%	1,700,000	1,700,000
Other obligations	1.50%	-	8.00%	2026	-	2049	6.44%	63,377	66,864
Notes, loans and finance leases payable								$8,124,949	$7,229,341
Less: Debt issuance costs								(41,575)	(35,484)
Total notes, loans and finance leases payable, net								$8,083,374	$7,193,857

(a)
Certain loans have interest rate swaps fixing the rate for the relevant loans between 2.72% and 2.86% based on current margin. The weighted average interest rate calculation for these loans was 4.10% using the swap adjusted interest rate.
(b)
A certain loan has an interest rate swap fixing a portion of the rate for relevant loan at 4.36% based on current margin. The weighted average interest rate calculation for all loans was 5.05% using the swap adjusted interest rate.
(c)
Weighted average rates as of March 31, 2026

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Backed Loans

Real Estate Loan

Certain subsidiaries of Real Estate and U-Haul Co. of Florida are borrowers under real estate loans. These loans require monthly or quarterly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans are secured by various properties owned by the borrowers. The interest rates, per the provisions of $180.9 million of these loans, are the applicable secured overnight funding rate (“SOFR”) plus the applicable margins and a credit spread adjustment of 0.10%. As of March 31, 2026, the applicable SOFR was between 3.66% and 3.67% and the applicable margin was between 0.65% and 1.38%, the sum of which, including the credit spread, was between 4.41% and 5.14%. The remaining $73.1 million of these loans was fixed with an interest rate of 4.30%. The default provisions of these real estate loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2026.

Senior Mortgages

Various subsidiaries of Real Estate and U-Haul are borrowers under certain senior mortgages. The senior mortgages require monthly principal and interest payments. The senior mortgages are secured by certain properties owned by the borrowers. The fixed interest rates, per the provisions of the senior mortgages, range between 2.70% and 6.05%. Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date, the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule. Real Estate and U-Haul have provided limited guarantees of the senior mortgages. The default provisions of the senior mortgages include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2026. There are limited restrictions regarding our use of the funds.

Real Estate Loans (Revolving Credit)

U-Haul Holding Company is a borrower under a multi-bank syndicated real estate loan. As of March 31, 2026, the maximum credit commitment is $465.0 million. As of March 31, 2026, the full capacity was available to borrow. This loan agreement provides for revolving loans, subject to the terms of the loan agreement. This loan requires monthly interest payments with the unpaid loan balance and accrued and unpaid interest due at maturity. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2026. There is a 0.25% fee charged for unused capacity.

Fleet Loans

Rental Truck Amortizing Loans

The amortizing loans require monthly principal and interest payments, with the unpaid loan balance and accrued and unpaid interest due at maturity. These loans were used to purchase new trucks. The interest rates, per the provision of the loan agreements, are carried at fixed rates ranging between 1.61% and 6.02%. All of our rental truck amortizing loans are collateralized by the rental equipment purchased. The majority of these loans are funded at 70%, but some may be funded at 100%. U-Haul Holding Company is guarantor of these loans. The default provisions of these loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2026. The net book value of the corresponding rental equipment was $228.6 million and $234.7 million as of March 31, 2026 and 2025, respectively.

Rental Truck Revolvers

Various subsidiaries of U-Haul entered into three revolving fleet loans with an aggregate borrowing capacity of $635.0 million. The aggregate outstanding balance for these revolvers as of March 31, 2026 was $635.0 million. The interest rates, per the provision of the loan agreements, are SOFR plus the applicable margin and a credit spread adjustment of 0.10% on certain loans. As of March 31, 2026, SOFR was 3.67% and the margin was between 1.15% and 1.25%, the sum of which, including the credit spread, was between 4.92% and 5.02%. Of the $635.0 million outstanding, $87.5 million was fixed with an interest rate of 4.36%. Only interest is paid on the loans until the last nine months of the respective loan terms when principal becomes due monthly. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2026. These fleet loans are collateralized by the rental equipment purchased. The net book value of the corresponding rental equipment was $710.7 million and $918.2 million as of March 31, 2026 and 2025, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance Leases

The Finance Lease balance represents our sale-leaseback transactions of rental equipment. The agreements were generally seven (7) year terms. All of our finance leases were collateralized by our rental fleet. The net book value of the corresponding rental equipment was $138.7 million as of March 31, 2025. There were no new financing leases, as assessed under the new leasing guidance, entered into during fiscal 2026. The finance leases were paid off as of March 31, 2026.

Finance Liabilities

Finance liabilities represent our rental equipment financing transactions, and we assess if these sale-leaseback transactions qualify as a sale at initiation by determining if a transfer of ownership occurs. We have determined that our equipment sale-leasebacks do not qualify as a sale, as the buyer-lessors do not obtain control of the assets in our ongoing sale-leaseback arrangements. As a result, these sale-leasebacks are accounted for as a financial liability and the leased assets are capitalized at cost. Our finance liabilities have an average term of seven (7) years and interest rates ranging from 1.60% to 6.80%. These finance liabilities are collateralized by the related assets of our rental fleet. The net book value of the corresponding rental equipment was $3,020.6 million and $2,420.7 million as of March 31, 2026 and March 31, 2025, respectively. The default provisions of the loans include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with all financial covenants as of March 31, 2026.

Private Placements

In September 2021, U-Haul Holding Company entered into a note purchase agreement to issue $600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes consist of four tranches each totaling $150.0 million and funded in September 2021. The fixed interest rates range between 2.43% and 2.78% with maturities between 2029 and 2033. Interest is payable semiannually. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2026.

In December 2021, U-Haul Holding Company entered into a note purchase agreement to issue $600.0 million of fixed rate senior unsecured notes in a private placement offering. These notes consist of three tranches each totaling $100.0 million and two tranches each totaling $150.0 million. The fixed interest rates range between 2.55% and 2.88% with maturities between 2030 and 2035. Interest is payable semiannually. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2026.

On August 21, 2024, U-Haul Holding Company entered into a Note Purchase Agreement (the "Note Purchase Agreement") in connection with the private placement of our senior unsecured notes (the "Notes"). Under the Note Purchase Agreement, we sold an aggregate $500 million of the Notes, consisting of $100 million aggregate principal amount of our 5.86% Senior Notes, Series A due August 21, 2032, $100 million aggregate principal amount of our 5.91% Senior Notes, Series B due August 21, 2033, $100 million aggregate principal amount of our 5.95% Senior Notes, Series C due August 21, 2034, and $200 million aggregate principal amount of our 6.00% Senior Notes, Series D due August 21, 2035, each with maturities between 2032 and 2035. Interest is payable semiannually. The default provisions of the loan include non-payment of principal or interest and other standard reporting and change-in-control covenants. We are in compliance with the covenants as of March 31, 2026.

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

As of March 31, 2026, the aggregate outstanding principal balance of the U-Notes issued was $64.8 million, of which $1.4 million is held by our insurance subsidiaries and eliminated in consolidation, and $19.3 million is held by related parties. Interest rates range between 1.50% and 8.00% and maturity dates range between 2026 and 2049.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oxford is a member of the Federal Home Loan Bank ("FHLB") and, as such, the FHLB has made deposits with Oxford. As of December 31, 2025, the deposits had an aggregate balance of $85.0 million for which Oxford pays fixed interest rates between 3.93% and 4.52% with maturities between March 31, 2026 and April 2, 2029. As of December 31, 2025, available-for-sale investments held with the FHLB totaled $179.2 million, of which $156.3 million were pledged as collateral to secure the outstanding deposits. The balances of these deposits are included within liabilities from investment contracts on the consolidated financial statements.

Annual Maturities of Notes, Loans and Finance Leases Payable

The annual maturities of our notes, loans and finance leases payable, before debt issuance costs, as of March 31, 2026 for the next five years and thereafter are as follows:

	Years Ended March 31,
	2027	2028	2029	2030	2031	Thereafter	Total
	(In thousands)
Notes, loans and finance leases payable, secured	$904,041	$1,134,628	$863,717	$1,091,207	$921,833	$3,209,523	$8,124,949

Note 11. Interest on Notes, Loans and Finance Leases Payable, net

Interest Expense

Components of interest expense include the following:

	Years Ended March 31,
	2026	2025	2024
	(In thousands)
Interest expense	$371,394	$308,925	$269,941
Capitalized interest	(11,897)	(14,427)	(14,482)
Amortization of transaction costs	6,943	5,658	6,131
Interest expense resulting from cash flow hedges	(1,683)	(4,440)	(5,415)
Total interest expense	364,757	295,716	256,175

Interest Rates

Interest rates and our revolving credit borrowings were as follows:

	Revolving Credit Activity
	Years Ended March 31,
	2026	2025	2024
	(In thousands, except interest rates)
Weighted average interest rate during the year	5.40%	6.23%	6.51%
Interest rate at year end	4.96%	5.62%	6.61%
Maximum amount outstanding during the year	$785,000	$765,000	$715,000
Average amount outstanding during the year	$683,493	$652,215	$631,653
Facility fees	$1,055	$1,083	$1,139

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the consolidated balance sheet were as follows:

	March 31, 2026	March 31, 2025
	(In thousands)
Interest rate swaps designated as cash flow hedges
Assets	$2,449	$4,381
Liabilities	$256	$777
Notional amount	$268,407	$376,887

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During fiscal years 2026, 2025 and 2024, we recognized an increase (decrease) in the fair value of our cash flow hedges of ($3.3) million, $3.7 million and $6.4 million, respectively, net of taxes. During fiscal years 2026, 2025 and 2024, we reclassified $2.6 million, ($10.1) million and ($4.1) million, respectively, from AOCI to interest expense, net of tax. As of March 31, 2026, we expect to reclassify $0.7 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next twelve months.

Economic Hedges

We use derivatives to economically hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. These derivative instruments are included in Investments, other and Accounts payable and accrued expenses on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy.

	Derivatives Fair Values as of
	March 31, 2026	March 31, 2025

	(In thousands)
Equity market contracts as economic hedging instruments
Assets	$26,512	$8,819
Liabilities	$17,630	$—
Notional amount	$310,104	$326,218

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the call options are employed to be effective hedges against our policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under GAAP. Accordingly, the changes in fair value of the call options are recognized each reporting date as a component of net investment and interest income. The changes in fair value of the call options include the gains or losses recognized at the expiration of the option term and the changes in fair value for open contracts. Net gains recognized in net investment and interest income for fiscal year 2026 and 2025 were $4.6 million and $3.8 million, respectively.

Note 13. Accumulated Other Comprehensive Loss

A summary of our AOCI components, net of tax, were as follows:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB (a) Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(In thousands)

Balance as of March 31, 2023	$(56,539)	$(232,740)	$4,007	$(351)	$(285,623)
Foreign currency translation	2,832	—	—	—	2,832
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	55,857	—	—	55,857
Change in fair value of cash flow hedges	—	—	6,410	—	6,410
Amounts reclassified into earnings on hedging activities	—	—	(4,087)	—	(4,087)
Change in post retirement benefit obligations	—	—	—	1,395	1,395
Other comprehensive income (loss)	2,832	55,857	2,323	1,395	62,407
Balance as of March 31, 2024	$(53,707)	$(176,883)	$6,330	$1,044	$(223,216)
Foreign currency translation	(3,833)	—	—	—	(3,833)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	2,563	—	—	2,563
Change in fair value of cash flow hedges	—	—	3,705	—	3,705
Amounts reclassified into earnings on hedging activities	—	—	(10,091)	—	(10,091)
Change in post retirement benefit obligations	—	—	—	1,558	1,558
Other comprehensive income (loss)	(3,833)	2,563	(6,386)	1,558	(6,098)
Balance as of March 31, 2025	$(57,540)	$(174,320)	$(56)	$2,602	$(229,314)
Foreign currency translation	948	—	—	—	948
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	65,377	—	—	65,377
Change in fair value of cash flow hedges	—	—	(3,346)	—	(3,346)
Amounts reclassified into earnings on hedging activities	—	—	2,613	—	2,613
Change in post retirement benefit obligations	—	—	—	82	82
Other comprehensive income (loss)	948	65,377	(733)	82	65,674
Balance as of March 31, 2026	$(56,592)	$(108,943)	$(789)	$2,684	$(163,640)

(a) Liability for future policy benefits

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Dividends

The following table lists the dividends that have been declared and issued for fiscal years 2026 and 2025.

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

March 4, 2026	$0.05	March 16, 2026	March 27, 2026
December 3, 2025	$0.05	December 15, 2025	December 30, 2025
August 21, 2025	$0.05	September 15, 2025	September 26, 2025
June 4, 2025	$0.05	June 16, 2025	June 27, 2025
March 5, 2025	$0.05	March 17, 2025	March 28, 2025
December 4, 2024	$0.05	December 16, 2024	December 27, 2024
August 15, 2024	$0.05	September 16, 2024	September 27, 2024
June 5, 2024	$0.05	June 17, 2024	June 28, 2024

As of March 31, 2026, no awards had been issued under the 2025 U-Haul Holding Company Stock Option Plan.

Note 15. Provision for Taxes

Earnings before taxes and the provision for taxes consisted of the following:

	Years Ended March 31,
	2026	2025	2024
	(In thousands)
Pretax earnings:
U.S.	$113,117	$468,152	$816,238
Non-U.S.	(483)	9,360	23,939
Total pretax earnings	$112,634	$477,512	$840,177

Current provision
Federal	$(39,722)	$56,474	$66,356
State	17,041	8,413	44,707
Non-U.S.	2,102	141	254
	(20,579)	65,028	111,317
Deferred provision
Federal	54,532	36,070	88,549
State	(2,940)	6,357	6,542
Non-U.S.	(1,507)	2,967	5,062
	50,085	45,394	100,153

Provision for income tax expense	$29,506	$110,422	$211,470

Year Ended March 31,
2026

Income taxes paid (net of income tax refunds received)	(In thousands)
Federal	$(119,367)
State	2,957
Non-U.S	(349)
Total	$(116,759)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended March 31,
	2025	2024
	(In thousands)

Income taxes paid (net of income tax refunds received)	$95,391	$68,623

Income taxes paid in each state did not exceed 5% of total taxes paid during the year ended March 31, 2026.

We have adopted the changes issued by FASB in ASU 2023-09. These changes modify the rules on income tax disclosures, and require the disclosure of specific categories in the rate reconciliation, income taxes paid to federal, state, and foreign jurisdictions, and income from continuing operations before income taxes in domestic and foreign jurisdictions. As such, we have updated the income tax disclosure presentation for the year ended March 31, 2026 on a prospective basis to reflect the new guidance.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Year Ended March 31,
	2026
	(In thousands, except for percentages)

	Amount	Rate
Statutory federal income tax rate	$23,653	21.00%
Increase (reduction) in rate resulting from:
State and local taxes, net of federal benefit	1,490	1.32%
Foreign tax effects	(203)	(0.18)%
Federal tax credits:
Work opportunity tax credit	(2,478)	(2.20)%
Research and development credit	(2,858)	(2.54)%
Other credits	(587)	(0.52)%
Nontaxable or nondeductible items	(336)	(0.30)%
Changes in unrecognized tax benefits	10,277	9.13%
Other	548	0.49%
Effective income tax rate	$29,506	26.20%

During the year ended March 31, 2026, state taxes in Arizona, Florida and Texas made up the majority (greater than 50%) of the tax effect of the state and local income tax category.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed for the years ended March 31, 2025 and 2024, prior to adoption of ASU 2023-09, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

	Years Ended March 31,
	2025	2024
	(In percentages)

Statutory federal income tax rate	21.00%	21.00%
Increase (reduction) in rate resulting from:
State and local taxes, net of federal benefit	2.47%	4.78%
Foreign rate differentials	0.24%	0.03%
Federal tax credits	(0.80)%	(0.58)%
Tax-exempt income	(0.06)%	(0.04)%
Dividends received deduction	(0.01)%	(0.01)%
Other	0.28%	(0.01)%
Effective income tax rate	23.12%	25.17%

Deferred tax assets and liabilities are comprised as follows:

	March 31,
	2026	2025
Deferred tax assets:	(In thousands)
Benefit of tax net operating loss, interest and credit carryforwards	$293,309	$45,140
Accrued expenses	147,816	120,725
Policy benefit and losses, claims and loss expenses payable, net	37,006	36,072
Unrealized losses on investments	18,397	35,272
Capitalized expenditures	—	12,241
Operating leases	8,546	9,849
Other	—	540
Total deferred tax assets	$505,074	$259,839

Deferred tax liabilities:
Property, plant and equipment	$2,044,657	$1,728,789
Operating leases	8,369	9,628
Deferred policy acquisition costs	8,911	11,342
Other	2,718	—
Total deferred tax liabilities	2,064,655	1,749,759
Net deferred tax liability	$1,559,581	$1,489,920

The net operating loss ("NOL") and credit carry-forwards in the above table are primarily attributable to $1,076.0 million of federal NOLs and $1,155.0 million of state NOLs. The federal NOLs as of March 31, 2026 have an indefinite life, but are subject to utilization limitations of 80% of taxable income. As of March 31, 2026 and 2025, we had state NOLs of $1,155.0 million and $816.8 million, respectively, that will expire between fiscal 2027 and 2046 for most jurisdictions, if not utilized. There is also $3.8 million of federal credit carryforwards and $3.9 million of state credit carryforwards. The federal credit carryovers will expire in fiscal year 2047 if they are not used. Whereas the state credit carryovers will expire between fiscal years 2031 and 2037.

The IRS completed and finalized their examination for tax years March 2014 through March 2021. During the third quarter of fiscal year 2026, we received $2.4 million related to this examination. We received another $117.0 million related to this examination during the fourth quarter of fiscal 2026. We are owed $10.0 million which is reflected in prepaid expense, plus

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest of $2.0 million, which is reflected in trade receivables and reinsurance recoverables, net. The refund is being processed by the Centralized Case Processing department of the IRS.

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

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period are as follows:

	Unrecognized Tax Benefits
	March 31,
	2026	2025
	(In thousands)

Unrecognized tax benefits beginning balance	$83,597	$81,976
Additions based on tax positions related to the current year	1,765	7,215
Reductions for tax positions of prior years	(6,097)	(5,594)
Additions for tax provisions of prior years	13,558	—
Unrecognized tax benefits ending balance	$92,823	$83,597

Included in the balance of unrecognized tax benefits as of March 31, 2026 and March 31, 2025 are $73.3 million and $66.0 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

We recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expenses. As of March 31, 2026 and 2025, the amount of interest accrued on unrecognized tax benefits was $19.3 million and $13.3 million, respectively, net of tax. During the current year, we recorded a benefit from interest in the amount of $6.0 million, net of tax. As of March 31, 2026 and 2025, the amount of penalties accrued on unrecognized tax benefits was $24.8 million and $21.8 million. As of March 31, 2026 and 2025, we recorded expense from penalties in the amount of $3.0 million and $1.6 million, respectively.

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

The Canadian government issued draft Pillar Two legislation (Global Minimum Tax Act) on June 20, 2024. The Canadian legislation went into effect for our fiscal year beginning April 1, 2024. We have performed an assessment of the potential exposure to Pillar Two income taxes. Based on the assessment performed, the Pillar Two rules did not have an impact on the income tax provision or cash taxes for this year. We will continue to evaluate such legislation.

On July 4, 2025, the One Big Beautiful Bill ("OBBB") was enacted into law. OBBB extends the expiring tax provisions from the 2017 Tax Cuts and Jobs Act, reinstates immediate expensing of qualified business property and bonus depreciation and allows for full expensing of domestic research and experimental expenditures. We have evaluated the tax provisions of OBBB and the impact to our financial statements, and the newly enacted legislation does not have a material impact on our effective tax rate.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Employee Benefit Plans

Profit Sharing Plans

We provide tax-qualified profit sharing retirement plans for the benefit of eligible employees, former employees and retirees in the United States and Canada. The plans are designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. Amounts to be contributed are determined by the President and Chairman of the Board of Directors (the “Board”) of the Company under the delegation of authority from the Board, pursuant to the terms of the Profit Sharing Plan. No contributions were made to the profit sharing plan during fiscal 2026, 2025 or 2024.

We also provide an employee savings plan which allows participants to defer income under Section 401(k) of the Internal Revenue Code of 1986.

ESOP Plan

We sponsor an Employee Stock Ownership Plan (“ESOP”) that generally covers all employees with one year or more of service. The ESOP began as a leveraged plan where shares were pledged as collateral for its debt which was originally funded by U-Haul. We made annual contributions to the ESOP equal to the ESOP’s debt service. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. ESOP shares were committed to be released monthly and ESOP compensation expense was recorded based on the current market price at the end of the month. These shares then become outstanding for the earnings per share computations. In fiscal 2021 we de-levered the plan and now contributions are made at the discretion of management with expense being recognized upon the decision to contribute. ESOP compensation expense was $31.6 million, $30.2 million and $23.9 million for fiscal 2026, 2025 and 2024, respectively, which are included in operating expenses in the consolidated statements of operations.

In fiscal 2026, 2025 and 2024, the Company made non-leveraged contributions of $31.6 million, $30.2 million and $23.9 million, respectively to the Plan Trust. During fiscal 2026 and 2025 and 2024 ESOP purchased for allocation 665,589, 469,998 and 365,544, respectively, of non-leveraged Non-Voting Common Stock shares.

Shares held by the ESOP were as follows:

	Years Ended March 31,
	2026	2025
	(In thousands)
Allocated shares - Voting Common Stock	682	733
Allocated shares - Non-Voting Common Stock	7,999	7,845

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

The components of net periodic post retirement benefit cost were as follows:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended March 31,
	2026	2025	2024
	(In thousands)
Service cost for benefits earned during the period	$677	$982	$1,188
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	1,484	1,499	1,469
Other components	(101)	(11)	(11)
Total other components of net periodic benefit costs	1,383	1,488	1,458
Net periodic postretirement benefit cost	$2,060	$2,470	$2,646

The fiscal 2026 and fiscal 2025 post retirement benefit liability included the following components:

	Years Ended March 31,
	2026	2025
	(In thousands)
Beginning of year	$27,405	$28,326
Service cost for benefits earned during the period	677	982
Interest cost on accumulated post retirement benefit	1,484	1,499
Net benefit payments and expense	(1,399)	(1,327)
Actuarial gain	(210)	(496)
Prior service credit	—	(1,579)
Accumulated postretirement benefit obligation	27,957	27,405

Current liabilities	1,903	1,790
Non-current liabilities	26,053	25,614

Total post retirement benefit liability recognized in statement of financial position	27,956	27,404
Components included in accumulated other comprehensive income (loss):
Unrecognized net loss	3,557	3,449
Cumulative net periodic benefit cost (in excess of employer contribution)	$31,513	$30,853

The discount rate assumptions in computing the information above were as follows:

	Years Ended March 31,
	2026	2025	2024
	(In percentages)
Accumulated postretirement benefit obligation	5.57%	5.45%	5.34%

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. Net periodic post retirement benefit cost above includes the effect of the subsidy. The discount rate represents the expected yield on a portfolio of high grade (AA to AAA rated or equivalent) fixed income investments with cash flow streams sufficient to satisfy benefit obligations under the plan when due. Fluctuations in the discount rate assumptions primarily reflect changes in U.S. interest rates. The assumed health care cost trend rate used to measure the accumulated postretirement benefit obligation as of the end of fiscal 2026 was 5.8% in the initial year and was projected to decline annually to an ultimate rate of 4.0% in fiscal 2047. The assumed health care cost trend rate used to measure the accumulated post retirement benefit obligation as of the end of fiscal 2025 (and used to measure the fiscal 2026 net periodic benefit cost) was 5.8% in the initial year and was projected to decline annually to an ultimate rate of 4.0% in fiscal 2047.

Post-employment benefits provided by us, other than upon retirement, are not material.

Future net benefit payments are expected as follows:

Future Net Benefit Payments
(In thousands)
Year-ended:
2027	$1,902
2028	2,107
2029	2,302
2030	2,501
2031	2,708
2032 Through 2036	13,472
Total	$24,992

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of March 31, 2026 and March 31, 2025, that are measured at fair value on a recurring basis and the level within the fair value hierarchy.

As of March 31, 2026	Total	Level 1	Level 2	Level 3

	(In thousands)
Assets
Fixed maturities - available for sale	$2,417,912	$—	$2,417,912	$—
Preferred stock	5,887	5,887	—	—
Common stock	9,089	9,089	—	—
Derivatives	28,961	26,512	2,449	—
Total	$2,461,849	$41,488	$2,420,361	$—

Liabilities

Derivatives	$17,886	$17,630	$256	$—
Embedded derivatives	8,937	—	—	8,937
Market risk benefits	12,113	—	—	12,113
Total	$38,936	$17,630	$256	$21,050

As of March 31, 2025	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Fixed maturities - available for sale	$2,479,498	$—	$2,479,498	$—
Preferred stock	22,136	22,136	—	—
Common stock	43,413	43,413	—	—
Derivatives	13,200	8,819	4,381	—
Total	$2,558,247	$74,368	$2,483,879	$—

Liabilities
Derivatives	$777	$—	$777	$—
Embedded derivatives	8,693	—	—	8,693
Market risk benefits	13,432	—	—	13,432
Total	$22,902	$—	$777	$22,125

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented below are reported at carrying value on the consolidated balance sheets.

Cash equivalents were $830.4 million and $700.0 million as of March 31, 2026 and March 31, 2025, respectively. Fair values of cash equivalents approximate carrying value due to the short period of time to maturity.

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

The following tables represent our financial instruments not carried at fair value on the consolidated balance sheets and corresponding placement in the fair value hierarchy:

	Fair Value Hierarchy
	Carrying				Total
As of March 31, 2026	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Trade receivables, net	$128,110	$—	$—	$128,110	$128,110
Mortgage loans, net	667,169	—	—	664,968	664,968
Policy loans	12,633	—	—	12,633	12,633
Total	$807,912	$—	$—	$805,711	$805,711

Liabilities
Notes, loans and finance leases payable	$8,124,949	$—	$7,363,642	$—	$7,363,642
Liabilities from investment contracts	2,348,608	—	—	2,314,586	2,314,586
Total	$10,473,557	$—	$7,363,642	$2,314,586	$9,678,228

	Fair Value Hierarchy
As of March 31, 2025	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In thousands)
Assets
Trade receivables, net	$195,710	$—	$—	$195,710	$195,710
Mortgage loans, net	657,567	—	—	639,162	639,162
Policy loans	11,868	—	—	11,868	11,868
Total	$865,145	$—	$—	$846,740	$846,740

Liabilities
Notes, loans and finance leases payable	$7,229,341	—	$6,703,510	$—	$6,703,510
Liabilities from investment contracts	2,502,729	—	—	2,436,537	2,436,537
Total	$9,732,070	$—	$6,703,510	$2,436,537	$9,140,047

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Leases

We have lease agreements with lease and non-lease components, which are not accounted for separately. Additionally, for certain leases, we apply a portfolio approach to account for the operating lease right-of-use ("ROU") assets and liabilities as the leases are similar in nature and have nearly identical contract provisions. These leases, which are comprised primarily of storage rental locations, can have lease terms generally between 2 and 20 years. Covenants include the Company’s responsibility for all maintenance and repairs during the term of the agreement.

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

The following table shows the components of our ROU assets, net:

	As of March 31, 2026
	Finance	Operating	Total
	(In thousands)

Buildings and improvements	$—	$64,151	$64,151
Furniture and equipment	—	—	—
Rental trailers and other rental equipment	—	—	—
Rental trucks	—	—	—
Right-of-use assets, gross	—	64,151	64,151
Less: Accumulated depreciation	—	(23,963)	(23,963)
Right-of-use assets, net	$—	$40,188	$40,188

	As of March 31, 2025
	Finance	Operating	Total
	(In thousands)

Buildings and improvements	$—	$71,330	$71,330
Furniture and equipment	61	—	61
Rental trailers and other rental equipment	58,071	—	58,071
Rental trucks	309,475	—	309,475
Right-of-use assets, gross	367,607	71,330	438,937
Less: Accumulated depreciation	(228,909)	(25,305)	(254,214)
Right-of-use assets, net	$138,698	$46,025	$184,723

As of March 31, 2026 and 2025, we had finance lease liabilities for the ROU assets, net of $0.0 million and $44.3 million, respectively, included in notes, loans and finance leases payable, net.

	Financing leases
	March 31,
	2026	2025
Weighted average remaining lease term (years)	—	0.6
Weighted average discount rate	—%	4.4%

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating leases
	March 31,
	2026	2025
Weighted average remaining lease term (years)	26.0	24.1
Weighted average discount rate	4.7%	4.6%

For fiscal years 2026, 2025 and 2024, cash paid for leases included in our operating cash flow activities were $17.6 million, $20.8 million and $33.8 million, respectively, and our financing cash flow activities were $44.3 million, $73.3 million and $105.6 million, respectively.

The components of lease costs, including leases of less than 12 months, were as follows:

	Twelve Months Ended March 31,
	2026	2025
	(In thousands)

Operating lease costs	$21,547	$22,907

Finance lease cost:
Amortization of right-of-use assets	$8,193	$29,014
Interest on lease liabilities	1,183	3,666
Total finance lease cost	$9,376	$32,680

The short-term lease costs for fiscal years 2026 and 2025 were not material.

Maturities of lease liabilities were as follows:

	Finance leases	Operating leases
Year ending March 31,	(In thousands)

2027	$—	$9,487
2028	—	7,786
2029	—	5,391
2030	—	4,102
2031	—	3,606
Thereafter	—	53,757
Total lease payments	—	84,129
Less: imputed interest	—	(43,172)
Present value of lease liabilities	$—	$40,957

Note 19. Contingencies

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon the information currently available to the Company, compliance with environmental laws and its share of the costs of investigation and cleanup of known hazardous waste sites are not expected to result in a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other

We are named as a defendant in various other claims and litigation arising out of the normal course of business. In management’s opinion, none of such other claims and litigation will have a material effect on our financial position and results of operations.

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

Related Party Revenues

	Years Ended March 31,
	2026	2025	2024
	(In thousands)
U-Haul management fee revenue from Blackwater	$29,987	$29,903	$29,702
U-Haul management fee revenue from Mercury	6,888	6,908	7,302
	$36,875	$36,811	$37,004

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $36.9 million, $37.1 million and $37.2 million from the above-mentioned entities during fiscal 2026, 2025 and 2024, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefiting Edward J. Shoen and James P. Shoen or their descendants.

Related Party Costs and Expenses

	Years Ended March 31,
	2026	2025	2024
	(In thousands)
U-Haul lease expenses to Blackwater	$2,403	$2,416	$2,416
U-Haul printing expenses to Blackwater	5,761	4,624	3,681
U-Haul commission expenses to Blackwater	83,053	83,685	82,095
U-Haul lease expenses to Mercury	152	152	25
U-Haul commission expenses to Mercury	22,775	22,530	1,893
	$114,144	$113,407	$90,110

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026, subsidiaries of Blackwater and Mercury acted as independent dealers. The financial and other terms of the dealership contracts with the aforementioned companies and their subsidiaries are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater and Mercury, excluding Dealer Agreements, provided revenues of $36.9 million, $36.8 million and $29.7 million, expenses of $8.3 million, $7.2 million and $2.4 million and cash flows of $34.4 million, $34.5 million and $27.3 million during fiscal 2026, 2025 and 2024, respectively. Revenues were $506.8 million, $512.8 million and $384.5 million and commission expenses were $105.8 million, $106.2 million and $82.1 million, respectively, related to Dealer Agreements for fiscal 2026, 2025 and 2024.

We determined that we do not have a variable interest pursuant to the VIE model under ASC 810 in the holding entities of Blackwater or in Mercury.

Related Party Assets

	March 31,
	2026	2025
	(In thousands)
U-Haul receivable from Blackwater	$36,307	$28,442
U-Haul receivable from Mercury	14,972	12,517
Other (a)	1,880	4,044
	$53,159	$45,003

(a)
Timing differences for intercompany balances with insurance subsidiaries resulting from the three-month difference in reporting periods.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Reportable Segment Information

Our Chief Executive Officer serves as our chief operating decision-maker ("CODM"). The CODM uses net earnings available to common stockholders for each reportable segment in the annual budgeting and monthly forecasting processes and as a basis for making decisions about allocating capital and other resources to each segment and assessing performance.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the year ended March 31, 2026 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(In thousands)
Revenues	$5,686,690	$141,202	$221,753	$(11,826)	(b,c)	$6,037,819

Costs and expenses:
Personnel expenses	1,252,529	—	—	—		1,252,529
Equipment maintenance and repair expenses	815,069	—	—	—		815,069
Other operating expenses	354,874	—	—	—		354,874
Other segment items	933,721	51,201	16,971	(9,003)	(b,c)	992,890
Operating expenses	3,356,193	51,201	16,971	(9,003)		3,415,362

Commission expenses	416,231	—	—	—		416,231
Cost of product sales	246,860	—	—	—		246,860
Benefits and losses	—	22,506	169,691	—		192,197
Amortization of deferred policy acquisition costs	—	—	19,652	—		19,652
Lease expense	21,547	298	131	(2,712)	(b)	19,264
Depreciation, net of (gains) losses on disposal	1,287,021	—	—	—		1,287,021
Net (gains) losses on disposal of real estate	8,611	—	—	—		8,611
Total costs and expenses	5,336,463	74,005	206,445	(11,715)		5,605,198

Earnings from operations before equity in earnings of subsidiaries	350,227	67,197	15,308	(111)		432,621

Equity in earnings of subsidiaries	63,004	—	—	(63,004)	(d)	—

Earnings from operations	413,231	67,197	15,308	(63,115)		432,621
Other components of net periodic benefit costs	(1,383)	—	—	—		(1,383)
Other interest income	47,597	—	—	(336)	(b)	47,261
Interest expense	(364,868)	—	(336)	447	(b)	(364,757)
Fees on early extinguishment of debt and costs of defeasance	(1,108)	—	—	—		(1,108)
Pretax earnings	93,469	67,197	14,972	(63,004)		112,634
Income tax expense	(10,341)	(16,186)	(2,979)	—		(29,506)
Net earnings available to common stockholders	$83,128	$51,011	$11,993	$(63,004)		$83,128

(a) Balances for the year ended December 31, 2025
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

Gross capital expenditures by reportable segment as of March 31, 2026, 2025 and 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations	U-Haul Holding Company Consolidated

	(In thousands)

Gross capital expenditures as of March 31, 2026	$3,154,325	$-	$-	$-	$3,154,325
Gross capital expenditures as of March 31, 2025	$3,457,124	$-	$-	$(4,643)	$3,452,481
Gross capital expenditures as of March 31, 2024	$2,992,898	$-	$-	$-	$2,992,898

(a) Balances for the year ended December 31, 2025, 2024 and 2023

Total assets by reportable segment as of March 31, 2026, 2025 and 2024 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations	U-Haul Holding Company Consolidated

	(In thousands)

Total assets as of March 31, 2026	$18,687,591	$485,434	$3,003,054	$(673,290)	$21,502,789
Total assets as of March 31, 2025	$17,522,952	$535,032	$3,066,907	$(645,721)	$20,479,170
Total assets as of March 31, 2024	$16,149,748	$501,566	$2,990,903	$(583,459)	$19,058,758

(a) Balances for the year ended December 31, 2025, 2024 and 2023

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Geographic Area Data

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2026
Total revenues	$5,719,029	$318,790	$6,037,819
Depreciation and amortization, net of (gains) losses on disposal	1,260,641	54,643	1,315,284
Interest expense	362,281	2,476	364,757
Pretax earnings (losses)	113,117	(483)	112,634
Income tax expense	28,911	595	29,506
Identifiable assets	20,539,356	963,433	21,502,789

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2025
Total revenues	$5,530,009	$298,656	$5,828,665
Depreciation and amortization, net of (gains) losses on disposal	956,858	35,417	992,275
Interest expense	293,712	2,004	295,716
Pretax earnings	468,152	9,360	477,512
Income tax expense	107,314	3,108	110,422
Identifiable assets	19,564,233	914,937	20,479,170

	United States	Canada	Consolidated
	(All amounts are in thousands U.S. $'s)
Fiscal Year Ended March 31, 2024
Total revenues	$5,337,502	$288,172	$5,625,674
Depreciation and amortization, net of (gains) losses on disposal	690,429	5,654	696,083
Interest expense	253,388	2,787	256,175
Pretax earnings	816,238	23,939	840,177
Income tax expense	206,154	5,316	211,470
Identifiable assets	18,256,637	802,121	19,058,758

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

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets or liabilities for both fiscal 2026 and 2025.

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

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving Help are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box portable moving and storage units to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 842 (as described below), while the shipping obligation represents a contract with a customer accounted for under Topic 606. Therefore, we allocate the total transaction price between the performance obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help services fees are recognized in accordance with Topic 606. Moving Help services are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed-upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer.

Deferred income primarily relates to payments received from customers prior to satisfaction of our performance obligations. Of the $52.9 million and $51.2 million recorded as unearned revenues as of March 31, 2025 and 2024, $52.8 million and $49.6 million, respectively was recognized as revenue for the years ended March 31, 2026 and 2025, respectively.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Year Ended March 31,
	2027	2028	2029	2030	2031	Thereafter

	(In thousands)

Self-moving equipment rental revenues	$5,043	$—	$—	$—	$—	$—
Property lease revenues	18,615	13,768	9,987	7,245	4,739	25,543
Total	$23,658	$13,768	$9,987	$7,245	$4,739	$25,543

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

In the following tables, the revenue is disaggregated by timing of revenue recognition:

	Years Ended March 31,
	2026	2025	2024

	(In thousands)

Revenues recognized over time	$367,318	$344,401	$312,659
Revenues recognized at a point in time	394,135	390,592	401,743
Total revenues recognized under ASC 606	$761,453	$734,993	$714,402

Revenues recognized under ASC 842	$4,920,818	$4,753,584	$4,575,486
Insurance premium revenues recognized under ASC 944	192,444	188,114	189,318
Net investment and interest income recognized under other topics	163,104	151,974	146,468
Total revenues	$6,037,819	$5,828,665	$5,625,674

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

There were no delinquent commercial mortgage loans as of March 31, 2026 and March 31, 2025. As of March 31, 2026 and March 31, 2025, the Company had no commercial mortgage loans in non-accrual status. The Company had no unfunded commitment balance to commercial loan borrowers as of March 31, 2026.

Reinsurance Recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1% of the total assets as of March 31, 2026, which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium Receivables

Premium receivables were $1.1 million and $4.1 million as of March 31, 2026 and March 31, 2025, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

The following table details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Allowance for Credit Losses
	Trade Receivables	Fixed Maturity Securities	Investments, other	Total
		(In thousands)

Balance as of March 31, 2024	$6,236	$1,052	$817	$8,105
Provision for (reversal of) credit losses	10,534	2,052	(369)	12,217
Write-offs against allowance	(11,688)	—	—	(11,688)
Recoveries	—	—	—	—
Balance as of March 31, 2025	$5,082	$3,104	$448	$8,634
Provision for (reversal of) credit losses	3,216	856	—	4,072
Write-offs against allowance	(5,065)	—	—	(5,065)
Recoveries	—	—	—	—
Balance as of March 31, 2026	$3,233	$3,960	$448	$7,641

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25. Reinsurance and Policy Benefits and Losses, Claims and Loss Expenses Payable

During their normal course of business, our insurance subsidiaries assume and cede reinsurance on both a coinsurance and a risk premium basis.

	Direct Amount (a)	Ceded to Other Companies	Assumed from Other Companies	Net Amount (a)	Percentage of Amount Assumed to Net
	(In thousands)
Year ended March 31, 2026
Life insurance in force	$791,894	$47	$187,335	$979,182	19%
Premiums earned:
Life	$42,408	$2	$3,027	$45,433	7%
Accident and health	23,308	25	11,960	35,243	34%
Annuity	6	—	295	301	98%
Property and casualty	105,119	—	—	105,119	—%
Total	$170,841	$27	$15,282	$186,096

Year ended March 31, 2025
Life insurance in force	$857,756	$47	$246,552	$1,104,261	22%
Premiums earned:
Life	$46,038	$—	$4,519	$50,557	9%
Accident and health	32,239	84	590	32,745	2%
Annuity	254	—	151	405	37%
Property and casualty	98,900	—	—	98,900	—%
Total	$177,431	$84	$5,260	$182,607

Year ended March 31, 2024
Life insurance in force	$909,894	$48	$278,445	$1,188,291	23%
Premiums earned:
Life	$49,184	$1	$4,183	$53,366	8%
Accident and health	35,324	95	844	36,073	2%
Annuity	157	—	149	306	49%
Property and casualty	94,802	—	—	94,802	—%
Total	$179,467	$96	$5,176	$184,547

(a)
Balances are reported net of inter-segment transactions.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Policy benefits and losses, claims and loss expenses payable for Property and Casualty Insurance were as follows:

	March 31,
	2026	2025
	(In thousands)
Unpaid losses and loss adjustment expense	$114,758	$125,605
Reinsurance losses payable	1,294	1,247
Total	$116,052	$126,852

Activity in the liability for unpaid losses and loss adjustment expenses for Property and Casualty Insurance is summarized as follows:

	March 31,
	2026	2025	2024
	(In thousands)
Balance at January 1	$125,605	$131,192	$151,874
Less: reinsurance recoverable	32,369	36,188	41,329
Net balance as of January 1	93,236	95,004	110,545
Incurred related to:
Current year	30,674	30,293	25,396
Prior years	(7,752)	(7,663)	(13,153)
Total incurred	22,922	22,630	12,243
Paid related to:
Current year	9,668	10,221	9,414
Prior years	21,619	14,177	18,369
Total paid	31,287	24,398	27,783
Net balance as of December 31	84,871	93,236	95,004
Plus: reinsurance recoverable	29,887	32,369	36,188
Balance at December 31	$114,758	$125,605	$131,192

The liability for incurred losses and loss adjustment expenses (net of reinsurance recoverable of $29.9 million, $32.4 million and $36.2 million for fiscal 2026, 2025 and 2024, respectively) decreased by $10.8 million, $5.6 million and $20.7 million for fiscal 2026, 2025 and 2024, respectively. The prior period favorable development for fiscal 2026 was driven primarily by excess workers’ compensation claims, supplemental liability claims and commercial automobile claims. The prior period favorable development for fiscal 2025 and 2024 were driven primarily by excess workers’ compensation claims. These changes are a result of ongoing analysis of claims emergence patterns and loss trends.

To the extent that a reinsurer is unable to meet its obligation under the related reinsurance agreements, Repwest would remain liable for the unpaid losses and loss expenses.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The information about property and casualty incurred and paid loss and loss adjustment expense development for fiscal 2020 through 2026 and the average annual percentage payout of incurred claims by age as of fiscal 2026, is presented as supplementary information. Claims data for fiscal 2020 through 2025 is unaudited. Claims data for fiscal 2026 is audited.

Cumulative Incurred Claims and Allocated Claims Adjustment Expenses, Net of Reinsurance
								As of
								March 31, 2026
								Total of
								Incurred-but-
								Not-Reported
								Liabilities Plus
								Expected	Cumulative
								Development	Number of
Accident								on Reported	Reported
Year	2020	2021	2022	2023	2024	2025	2026	Claims	Claims
	(In thousands, except claim counts)
2020	22,138	26,316	27,316	27,831	27,793	25,766	25,163	43	12,043
2021		20,671	17,485	17,107	14,561	14,005	14,005	—	11,556
2022			28,982	25,337	24,484	22,404	22,235	138	14,203
2023				27,570	28,436	27,698	24,645	437	13,180
2024					25,396	25,611	24,064	1,757	14,114
2025						30,293	29,225	4,944	13,352
2026							30,674	14,330	13,791
							Total	21,649

The following table presents paid claims development as of fiscal 2026 net of reinsurance. Claims data for fiscal 2020 through 2025 is unaudited. Claims data for fiscal 2026 is audited.

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	(In thousands)
Accident
Year	2020	2021	2022	2023	2024	2025	2026
2020	7,366	14,737	19,215	21,598	25,122	25,239	25,095
2021		7,665	11,114	12,521	13,510	14,005	14,005
2022			11,040	14,831	16,829	18,550	20,887
2023				10,572	18,444	22,266	23,799
2024					9,414	14,336	19,151
2025						10,222	17,783
2026							9,668
						Total	130,388
	All outstanding liabilities before 2020, net of reinsurance						45,316
	Liabilities for claims and claim adjustment expenses, net of reinsurance						84,871

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the net incurred and paid claims development tables for the liability for claims and claims adjustment expenses is as follows:

March 31, 2026
(In thousands)
Liabilities for unpaid Property and Casualty claims
and claim adjustment expenses, net of reinsurance	$84,871

Total reinsurance recoverable on unpaid
Property and Casualty claims	$29,887

Total gross liability for unpaid Property and Casualty
claims and claim adjustment expense	$114,758

The following is supplementary information about average historical claims duration as of March 31, 2026. The following is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age, net of Reinsurance
	(In percentages)
Years	1	2	3	4	5	6	7
Property and Casualty Insurance	40.3%	24.9%	14.5%	7.6%	9.4%	0.2%	(0.6)%

Note 26. Deferred Policy Acquisition Costs, Net

The following tables present a roll-forward of deferred policy acquisition costs related to long-duration contracts for the periods ended March 31, 2026 and 2025.

	Year Ended March 31, 2026
	Deferred Annuities	Life Insurance	Health Insurance	Total

	(In thousands)
Balance, beginning of year	$60,480	$57,986	$3,263	$121,729
Capitalization	7,748	2,944	83	10,775
Amortization expense	(11,248)	(7,639)	(765)	(19,652)
Balance, end of period	$56,980	$53,291	$2,581	$112,852

	Year Ended March 31, 2025
	Deferred Annuities	Life Insurance	Health Insurance	Total

	(In thousands)
Balance, beginning of year	$54,748	$62,425	$4,051	$121,224
Capitalization	15,033	3,689	116	18,838
Amortization expense	(9,301)	(8,128)	(904)	(18,333)
Balance, end of period	$60,480	$57,986	$3,263	$121,729

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 27. Life Insurance Liabilities

The following tables summarize balances and changes in the liability for future policy benefits for life insurance contracts and a reconciliation to policy benefits and losses, claims and loss expenses payable.

	Year Ended March 31,
	2026	2025

	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$182,658	$205,389
Beginning balance at original discount rate	$185,508	$204,306
Effect of changes in cash flow assumptions	(2,564)	(1,761)
Effect of actual variances from expected experience	(1,994)	(483)
Adjusted beginning of year balance	$180,950	$202,062
Issuances	3,888	9,278
Interest accrual	8,867	10,022
Net premium collected	(32,590)	(35,854)
Other	—	—
Ending balance at original discount rate	$161,115	$185,508
Effect of changes in discount rate assumptions (AOCI)	1,539	(2,850)
Balance, end of period	$162,654	$182,658

Present value of expected future policy benefits

Balance, beginning of year	$482,805	$522,122
Beginning balance at original discount rate	$490,975	$514,113
Effect of changes in cash flow assumptions	(3,490)	(2,697)
Effect of actual variances from expected experiences	(3,540)	(1,847)
Adjusted beginning of year balance	$483,945	$509,569
Issuances	3,888	9,278
Interest accrual	23,712	25,275
Benefit payments	(53,014)	(53,147)
Other	—	—
Ending balance at original discount rate	$458,531	$490,975
Effect of changes in discount rate assumptions (AOCI)	5,400	(8,170)
Balance, end of period	$463,931	$482,805
End of period, LFPB net	301,277	300,147
Payout annuities and market risk benefits	22,703	24,523
Health insurance	16,333	10,071
Life and annuity claims in course of settlement and claims incurred but not yet reported / Reinsurance losses payable	20,595	25,426
Life DPL / Other life and health	8,743	8,686
LFPB flooring effect	—	61
Life Insurance end of period balance	369,651	368,914
Moving and Storage balance	454,171	361,755
Property and Casualty Insurance balance	116,052	126,852
Policy benefits and losses, claims and loss expense balance, end of period	939,874	857,521

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

	Year Ended March 31,
	2026	2025

	(In thousands, except for percentages and weighted average information)
Expected gross premiums
Undiscounted balance	$301,372	$341,117
Discounted balance at original discount rate	$233,798	$264,878
Discounted balance at current discount rate	$236,127	$260,455

Expected policy benefits
Undiscounted balance	$656,354	$704,682
Discounted balance at original discount rate	$458,531	$490,975
Discounted balance at current discount rate	$463,931	$482,805

Mortality, lapses and morbidity
Mortality actual experience	5.94%	4.83%
Mortality expected experience	6.50%	5.40%
Lapses actual experience	2.23%	2.28%
Lapses expected experience	3.08%	2.70%

Premiums and interest expense
Gross premiums (1)	$45,430	$49,429
Interest expense (2)	$14,846	$15,253

Expected duration (persistency) of policies in-force (years)	6.6	6.7
Weighted average original interest rate of the liability for future policy benefits	4.90%	4.96%
Weighted average current interest rate of the liability for future policy benefits	4.20%	4.99%

(1) Gross premiums are related to life insurance and are included in Life insurance premiums.
(2) Interest expense is included in Policy benefits and losses, claims and loss expenses payable.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances and changes in Liabilities from investment contracts account balances:

Year Ended March 31, 2026

(In thousands, except for the average credited rate)
Beginning of year	$2,511,422
Deposits received	279,834
Surrenders and withdrawals	(499,737)
Benefit payments	(30,506)
Interest credited	96,532
Other	—
End of period	$2,357,545
Weighted average credited rate (percentage)	3.97
Cash surrender value	$2,071,384

Year Ended March 31, 2025

(In thousands, except for the average credited rate)
Beginning of year	$2,411,352
Deposits received	496,603
Surrenders and withdrawals	(446,951)
Benefit payments	(40,915)
Interest credited	84,920
Other	6,413
End of period	$2,511,422
Weighted average credited rate (percentage)	3.45
Cash surrender value	$2,164,100

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 28. Statutory Financial Information of Insurance Subsidiaries

Applicable laws and regulations of the States of Arizona, Nevada, Texas and Oklahoma require Property and Casualty Insurance and Life Insurance to maintain minimum capital and surplus determined in accordance with statutory accounting principles. Statutory net income and statutory capital and surplus for the years ended are listed below:

	Years Ended March 31,
	2026	2025	2024
	(In thousands)
Repwest:
Statutory net income (loss)	$60,181	$43,247	$43,028
Statutory capital and surplus	333,206	383,088	342,026
ARCOA:
Statutory net income (loss)	3,539	1,727	1,891
Statutory capital and surplus	22,552	18,094	16,063
Oxford:
Statutory net income (loss)	11,842	759	212
Statutory capital and surplus	241,795	235,319	247,039
CFLIC:
Statutory net income (loss)	2,837	3,854	2,050
Statutory capital and surplus	24,345	23,975	22,478
NAI:
Statutory net income (loss)	—	—	887
Statutory capital and surplus	—	—	9,775

The amount of dividends that can be paid to stockholders by Oxford and Repwest which are domiciled in the State of Arizona is limited. There are restrictions on the ability of our insurance subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. Their ordinary dividends are limited to the lower of 10% of prior year statutory surplus or the statutory net gain from operations for the preceding 12 months, if such insurer is a life insurer, or preceding 12 months net income, if such insurer is not a life insurer. Any extraordinary dividend, loans or advances to us from the insurance subsidiaries must be approved by the domiciliary insurance commissioner. Any dividend in excess of the limit requires prior regulatory approval. The statutory surplus for Repwest as of March 31, 2026 that could be distributed as ordinary dividends in fiscal 2027 is $33.3 million. The statutory surplus for Oxford as of March 31, 2026 that could be distributed as ordinary dividends in fiscal 2027 is $15.5 million. Repwest paid a $100.0 million dividend in fiscal 2026 and did not pay a dividend to U-Haul Holding Company in fiscal 2025 or 2024. Repwest received approval from the Arizona Department of Insurance for the $100.0 million dividend in fiscal 2026, that was in excess of the $38.3 million limit. Oxford did not pay a dividend to U-Haul Holding Company in fiscal 2026, 2025 or 2024. Restricted net assets for Property and Casualty Insurance and Life Insurance were $199.7 million and $230.1 million as of March 31, 2026 and 2025, respectively.

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

SCHEDULE II

U-Haul Holding Company AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at Year End

Year ended March 31, 2026	(In thousands)
Allowance for LIFO
(deducted from inventory)	$47,929	$7,162	$—	$—	$55,091

Year ended March 31, 2025
Allowance for LIFO
(deducted from inventory)	$46,331	$1,598	$—	$—	$47,929

Year ended March 31, 2024
Allowance for LIFO
(deducted from inventory)	$47,065	$—	$—	$(734)	$46,331

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE V

U-Haul Holding Company AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTAL INFORMATION (FOR PROPERTY-CASUALTY INSURANCE Operations)

Years Ended March 31, 2026, 2025, AND 2024

Fiscal Year	Affiliation with Registrant	Deferred Policy Acquisition Cost	Reserves for Unpaid Claims and Adjustment Expenses	Discount if any, Deducted	Unearned Premiums	Net Earned Premiums (1)	Net Investment Income (2)	Claim and Claim Adjustment Expenses Incurred Related to Current Year	Claim and Claim Adjustment Expenses Incurred Related to Prior Year	Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expense	Net Premiums Written (1)
(In thousands)
2026	Consolidated property casualty entity	$—	$114,758	$—	(78)	$109,704	$11,377	$30,674	$(7,752)	$—	$31,287	$109,626
2025	Consolidated property casualty entity	—	125,605	—	(50)	101,953	19,361	30,293	(7,663)	—	24,398	101,903
2024	Consolidated property casualty entity	—	131,192	—	158	97,927	25,158	25,396	(13,153)	—	27,783	98,085

(1)
There were $3.7 million, $3.1 million and $3.2 million in written premiums and $3.6 million, $3.0 million and $3.1 million in earned premiums for the years ended March 31, 2026, 2025 and 2024, respectively.
(2)
Net Investment Income excludes net realized (gains) losses on investments of ($20.1) million, ($4.1) million and $0.0 million for the years ended March 31, 2026, 2025 and 2024, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-Haul Holding Company

Date: May 27, 2026	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: May 27, 2026	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: May 27, 2026	/s/ Maria L. Bell
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

Signature	Title	Date
/s/ Edward J. Shoen	President and Chairman of the Board	May 27, 2026
Edward J. Shoen
/s/ Jason A. Berg	Chief Financial Officer	May 27, 2026
Jason A. Berg
/s/ Maria L. Bell	Chief Accounting Officer	May 27, 2026
Maria L. Bell
/s/ James E. Acridge	Director	May 27, 2026
James E. Acridge
/s/ John P. Brogan	Director	May 27, 2026
John P. Brogan
/s/ James J. Grogan	Director	May 27, 2026
James J. Grogan
/s/ Richard J. Herrera	Director	May 27, 2026
Richard J. Herrera
/s/ Karl A. Schmidt	Director	May 27, 2026
Karl A. Schmidt
/s/ Roberta R. Shank	Director	May 27, 2026
Roberta R. Shank
/s/ Samuel J. Shoen	Director	May 27, 2026
Samuel J. Shoen