Form 10-Q
period 2026-06-30
U-Haul Holding Co /NV/
filed 2026-08-05
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

19,224,580 shares of Common Stock, $0.25 par value, were outstanding as of August 3, 2026.

175,168,915 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of August 3, 2026.

Part i Financial information

Item 1. Financial Statements

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED balance sheets

	June 30,	March 31,
	2026	2026
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,097,336	$1,120,147
Trade receivables and reinsurance recoverables, net	190,912	159,768
Inventories and parts	180,325	178,155
Prepaid expenses	137,688	191,671
Fixed maturity securities available-for-sale (net of allowance for credit loss of $4,220 and $3,960, respectively) at fair value and amortized cost ($2,487,262 and $2,558,342, respectively)	2,321,038	2,417,912
Equity securities, at fair value	14,724	14,976
Investments, other	655,316	706,314
Deferred policy acquisition costs, net	110,550	112,852
Other assets	146,498	127,202
Right of use assets - operating, net	38,833	40,188
Related party assets	44,141	53,159

Property, plant and equipment, at cost:
Land	1,866,794	1,865,369
Buildings and improvements	10,727,955	10,542,945
Furniture and equipment	1,087,938	1,074,032
Rental trailers and other rental equipment	1,239,808	1,206,253
Rental trucks	8,876,256	8,554,508
	23,798,751	23,243,107
Less: Accumulated depreciation	(7,074,624)	(6,862,662)
Total property, plant and equipment, net	16,724,127	16,380,445
Total assets	$21,661,488	$21,502,789
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$909,147	$850,294
Notes, loans and finance liabilities payable, net	8,105,429	8,083,374
Operating lease liabilities	39,577	40,957
Policy benefits and losses, claims and loss expenses payable	947,870	939,874
Liabilities from investment contracts	2,335,870	2,357,545
Other policyholders' funds and liabilities	2,451	2,899
Deferred income	69,269	56,614
Deferred income taxes, net	1,592,072	1,559,581
Total liabilities	14,001,685	13,891,138

Commitments and contingencies (notes 5 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized: none issued and outstanding	—	—
Common stock, with $0.25 par value, 250,000,000 shares authorized: 41,985,700 issued and 19,359,420 and 19,607,788 outstanding as of June 30 and March 31, 2026, respectively	10,497	10,497
Serial common stock, with or without par value, 250,000,000 shares authorized: Series N Non-Voting Common Stock with $0.001 par value; 250,000,000 shares authorized; 176,470,092 shares issued and 175,885,814 and 176,470,092 outstanding as of June 30 and March 31, 2026, respectively	176	176
Additional paid-in capital	462,548	462,548
Accumulated other comprehensive loss	(181,094)	(163,640)
Retained earnings	8,093,836	7,979,720
Cost of common stock in treasury, net (22,626,280 and 22,377,912 shares as of June 30 and March 31, 2026, respectively)	(541,383)	(525,653)
Cost of Series N non-voting common stock in treasury, net (584,278 and 0 shares as of June 30 and March 31, 2026, respectively)	(32,780)	—
Cost of preferred stock in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	7,659,803	7,611,651
Total liabilities and stockholders' equity	$21,661,488	$21,502,789

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$1,087,578	$1,058,273
Self-storage revenues	250,172	234,237
Self-moving and self-storage products and service sales	99,240	98,188
Property management fees	9,565	9,582
Life insurance premiums	18,066	19,169
Property and casualty insurance premiums	24,251	21,738
Net investment and interest income	37,368	35,211
Other revenue	155,787	154,072
Total revenues	1,682,027	1,630,470

Costs and expenses:
Operating expenses	886,990	826,749
Commission expenses	120,272	116,737
Cost of product sales	71,754	72,205
Benefits and losses	42,137	45,182
Amortization of deferred policy acquisition costs	4,874	4,917
Lease expense	3,496	4,874
Depreciation, net of (gains) losses on disposals of ($1,796) and $21,933, respectively	298,840	304,009
Net (gains) losses on disposal of real estate	3,068	(1,617)
Total costs and expenses	1,431,431	1,373,056

Earnings from operations	250,596	257,414
Other components of net periodic benefit costs	(357)	(346)
Other interest income	9,391	10,669
Interest expense	(97,912)	(82,330)
Fees on early extinguishment of debt and costs of defeasance	(31)	(26)
Pretax earnings	161,687	185,381
Income tax expense	(38,758)	(43,050)
Net earnings available to common stockholders	$122,929	$142,331
Basic and diluted earnings per share of Common Stock	$0.58	$0.68
Weighted average shares outstanding of Common Stock: Basic and diluted	19,545,696	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$0.63	$0.73
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	176,324,023	176,470,092

Related party revenues for the quarters ended June 30, 2026 and June 30, 2025, net of eliminations, were $9.6 million and $9.6 million, respectively.

Related party costs and expenses for the quarters ended June 30, 2026 and June 30, 2025, net of eliminations, were $31.6 million and $32.1 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter ended June 30, 2026	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income (loss):
Net earnings	$161,687	$(38,758)	$122,929
Other comprehensive income (loss):
Foreign currency translation	(1,684)	—	(1,684)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	(20,335)	4,220	(16,115)
Change in fair value of cash flow hedges	(2,246)	674	(1,572)
Amounts reclassified into earnings on hedging activities	2,557	(640)	1,917
Total other comprehensive income (loss)	(21,708)	4,254	(17,454)

Total comprehensive income (loss)	$139,979	$(34,504)	$105,475

Quarter ended June 30, 2025	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income (loss):
Net earnings	$185,381	$(43,050)	$142,331
Other comprehensive income (loss):
Foreign currency translation	2,420	—	2,420
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	34,487	(7,255)	27,232
Change in fair value of cash flow hedges	(6,350)	1,584	(4,766)
Amounts reclassified into earnings on hedging activities	5,642	(1,410)	4,232
Total other comprehensive income (loss)	36,199	(7,081)	29,118

Total comprehensive income (loss)	$221,580	$(50,131)	$171,449

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock		Series N Non-Voting Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Series N Non-Voting Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2026	19,608	$10,497	176,470	$176	$462,548	$(163,640)	$7,979,720	$(525,653)	$—	$(151,997)	$7,611,651
Foreign currency translation	—	—	—		—	(1,684)	—	—	—	—	(1,684)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—		—	(16,115)	—	—	—	—	(16,115)
Change in fair value of cash flow hedges, net of tax	—	—	—		—	(1,572)	—	—	—	—	(1,572)
Amounts reclassified into earnings on hedging activities	—	—	—		—	1,917	—	—	—	—	1,917
Net earnings	—	—	—		—	—	122,929	—	—	—	122,929
Series N Non-Voting Common Stock dividends: ($0.05 per share)	—	—	—		—	—	(8,813)	—	—	—	(8,813)
Repurchases of Common Stock	(248)	—	—		—	—	—	(15,730)	—	—	(15,730)
Repurchases of Series N Non-Voting Common Stock	—	—	(584)		—	—	—	—	(32,780)	—	(32,780)
Net activity	(248)	—	(584)	—	—	(17,454)	114,116	(15,730)	(32,780)	—	48,152
Balance as of June 30, 2026	19,360	$10,497	175,886	$176	$462,548	$(181,094)	$8,093,836	$(541,383)	$(32,780)	$(151,997)	$7,659,803

	Common Stock		Series N Non-Voting Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Series N Non-Voting Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2025	19,608	$10,497	176,470	$176	$462,548	$(229,314)	$7,931,886	$(525,653)	$—	$(151,997)	$7,498,143
Foreign currency translation	—	—	—	—	—	2,420	—	—	—	—	2,420
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	—	—	27,232	—	—	—	—	27,232
Change in fair value of cash flow hedges, net of tax	—	—	—	—	—	(4,766)	—	—	—	—	(4,766)
Amounts reclassified into earnings on hedging activities	—	—	—	—	—	4,232	—	—	—	—	4,232
Net earnings	—	—	—	—	—	—	142,331	—	—	—	142,331
Series N Non-Voting Common Stock dividends: ($0.05 per share)	—	—	—	—	—	—	(8,824)	—	—	—	(8,824)
Net activity	—	—	—	—	—	29,118	133,507	—	—	—	162,625
Balance as of June 30, 2025	19,608	$10,497	176,470	$176	$462,548	$(200,196)	$8,065,393	$(525,653)	$—	$(151,997)	$7,660,768

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul holding company AND CONSOLIDATED subsidiaries

consolidatED statements of cash flows

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$122,929	$142,331
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	300,636	282,076
Amortization of premiums and accretion of discounts related to investments, net	4,278	4,231
Amortization of debt issuance costs	1,940	1,531
Interest credited to policyholders	21,521	21,022
Provision for allowance for losses on trade receivables, net	512	462
Operating lease right-of-use asset amortization	2,068	2,264
Net (gains) losses on disposals of equipment	(1,796)	21,933
Net (gains) losses on disposal of real estate	3,068	(1,617)
Net (gains) losses on sales of fixed maturity securities	1,514	745
Net (gains) losses on equity securities and investments, other	1,086	3,515
Deferred income taxes, net	36,685	7,345
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(31,883)	(635)
Inventories and parts	(2,175)	(10,163)
Prepaid expenses	53,829	(2,590)
Deferred policy acquisition costs, net	2,302	108
Other assets	(19,757)	(3,645)
Related party assets	5,449	(1,601)
Accounts payable and accrued expenses and operating lease liabilities	98,672	99,283
Policy benefits and losses, claims and loss expenses payable	13,641	8,348
Other policyholders' funds and liabilities	(448)	5,079
Deferred income	12,737	12,134
Other liabilities	3,469	6,220
Net cash provided by (used in) operating activities	630,277	598,376

Cash flows from investing activities:
Escrow deposits activity	(867)	550
Purchases of:
Property, plant and equipment	(822,362)	(916,571)
Fixed maturity securities available-for-sale	(115,800)	(101,170)
Equity securities	—	(160)
Investments, other	(40,692)	(62,137)
Proceeds from sales of:
Property, plant and equipment	148,265	166,182
Fixed maturity securities available-for-sale	181,367	91,746
Equity securities	—	158
Investments, other	79,179	57,361
Net cash provided by (used in) investing activities	(570,910)	(764,041)

Cash flows from financing activities:
Borrowings from credit facilities	618,213	349,981
Principal repayments on credit facilities	(594,696)	(286,581)
Payment of debt issuance costs	(1,822)	(1,286)
Finance lease payments	—	(11,359)
Securitization deposits	—	109
Series N Non-Voting Common Stock dividends paid	(8,813)	(8,824)
Repurchase of Common Stock	(15,570)	—
Repurchase of Series N Non-Voting Common Stock	(32,445)	—
Investment contract deposits	77,854	135,224
Investment contract withdrawals	(121,050)	(129,820)
Net cash provided by (used in) financing activities	(78,329)	47,444

Effects of exchange rate on cash	(3,849)	6,581

Increase (decrease) in cash and cash equivalents	(22,811)	(111,640)
Cash and cash equivalents at the beginning of period	1,120,147	988,828
Cash and cash equivalents at the end of period	$1,097,336	$877,188

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$82,826	$70,071
Interest on derivatives	(345)	(647)
Income taxes, net	(88,030)	1,695
Non-cash activities:
Right-of-use assets in exchange for lease liabilities	15	324
Purchase of property, plant and equipment included in accounts payable	46,932	84,740

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

U-Haul Holding Company, a Nevada corporation (“U-Haul Holding Company”), has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. We believe that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of consolidated financial position or consolidated results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2026 and 2025 correspond to fiscal 2027 and 2026 for U-Haul Holding Company.

Accounts denominated in non-U.S. currencies have been translated into U.S. dollars.

The accompanying interim consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with the accounting principles generally accepted in the United States of America (“GAAP”). Interim results are not necessarily indicative of full year performance. The year-end consolidated balance sheet data was derived from audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, which include all disclosures required by GAAP. Compared to the consolidated annual financial statements, certain footnotes within the accompanying interim consolidated financial statements have been condensed. Therefore, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

Property and Casualty Insurance provides loss adjusting and claims handling for U-Haul® through regional offices in the United States and Canada. Property and Casualty Insurance also underwrites

Draft 6/10/2026

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the quarters ended June 30, 2026 and June 30, 2025 for the Voting Common Stock and the Non-Voting Common Stock were as follows:

	For the Quarters Ended
	June 30,
	2026	2025
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,545,696	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	195,869,719	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	10%	10%

Net earnings available to common stockholders	$122,929	$142,331
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,813)	(8,824)
Undistributed earnings available to common stockholders	$114,116	$133,507
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$11,412	$13,351

Undistributed earnings per share of Voting Common Stock	$0.58	$0.68
Dividends declared per share of Voting Common Stock	$—	$—
Basic and diluted earnings per share of Voting Common Stock	$0.58	$0.68

Weighted average shares outstanding of Non-Voting Common Stock	176,324,023	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	195,869,719	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90%	90%

Net earnings available to common stockholders	$122,929	$142,331
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,813)	(8,824)
Undistributed earnings available to common stockholders	$114,116	$133,507
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$102,704	$120,156

Undistributed earnings per share of Non-Voting Common Stock	$0.58	$0.68
Dividends declared per share of Non-Voting Common Stock	$0.05	$0.05
Basic and diluted earnings per share of Non-Voting Common Stock	$0.63	$0.73

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The amortized cost of bonds on deposit with insurance regulatory authorities was $21.3 million and $21.4 million as of June 30, 2026 and March 31, 2026, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale Investments

Available-for-sale investments as of June 30, 2026 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$82,509	$207	$(5,021)	$—	$77,695
U.S. government agency mortgage-backed securities	145,276	517	(5,203)	—	140,590
Obligations of states and political subdivisions	138,434	378	(5,925)	—	132,887
Corporate securities	1,607,491	2,847	(121,121)	(2,339)	1,486,878
Mortgage-backed securities	513,552	1,926	(30,609)	(1,881)	482,988
	$2,487,262	$5,875	$(167,879)	$(4,220)	$2,321,038

Available-for-sale investments as of March 31, 2026 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$89,591	$264	$(4,818)	$—	$85,037
U.S. government agency mortgage-backed securities	159,698	981	(7,554)	—	153,125
Obligations of states and political subdivisions	141,136	605	(4,727)	—	137,014
Corporate securities	1,603,317	6,556	(101,450)	(2,304)	1,506,119
Mortgage-backed securities	564,600	4,113	(30,440)	(1,656)	536,617
	$2,558,342	$12,519	$(148,989)	$(3,960)	$2,417,912

A summary of available-for-sale investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of June 30, 2026 and March 31, 2026 were as follows:

	June 30, 2026
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$666	$(10)	$70,882	$(5,011)	$71,548	$(5,021)
U.S. government agency mortgage-backed securities	46,951	(261)	20,282	(4,942)	67,233	(5,203)
Obligations of states and political subdivisions	41,419	(848)	45,661	(5,077)	87,080	(5,925)
Corporate securities	364,990	(6,069)	923,432	(115,052)	1,288,422	(121,121)
Mortgage-backed securities	91,419	(2,322)	169,882	(28,287)	261,301	(30,609)
	$545,445	$(9,510)	$1,230,139	$(158,369)	$1,775,584	$(167,879)

	March 31, 2026
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$416	$(6)	$78,168	$(4,812)	$78,584	$(4,818)
U.S. government agency mortgage-backed securities	13,210	(91)	19,076	(7,463)	32,286	(7,554)
Obligations of states and political subdivisions	23,352	(101)	60,108	(4,626)	83,460	(4,727)
Corporate securities	108,413	(564)	1,045,121	(100,886)	1,153,534	(101,450)
Mortgage-backed securities	24,272	(2,280)	193,493	(28,160)	217,765	(30,440)
	$169,663	$(3,042)	$1,395,966	$(145,947)	$1,565,629	$(148,989)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross proceeds from sales of securities were $24.3 million and $2.4 million for the quarters ended June 30, 2026 and June 30, 2025, respectively. No material gross realized gains or losses were recognized.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $0.3 million and ($0.7) million net impairment charge recorded in the quarters ended June 30, 2026 and June 30, 2025, respectively.

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and fair value of available-for-sale investments by contractual maturity were as follows:

	June 30, 2026		March 31, 2026
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Due in one year or less	$114,822	$114,101	$133,150	$132,947
Due after one year through five years	553,425	537,011	589,615	578,918
Due after five years through ten years	546,986	510,121	526,745	500,476
Due after ten years	758,477	676,817	744,232	668,954
	1,973,710	1,838,050	1,993,742	1,881,295

Mortgage-backed securities	513,552	482,988	564,600	536,617
	$2,487,262	$2,321,038	$2,558,342	$2,417,912

Equity investments of common stock and non-redeemable preferred stock were as follows:

	June 30, 2026		March 31, 2026
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Common stocks	$9,099	$9,089	$9,099	$9,089
Non-redeemable preferred stocks	9,000	5,635	9,000	5,887
	$18,099	$14,724	$18,099	$14,976

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the market value of common stock and non-redeemable preferred stock are recognized in earnings.

Investments, other

The carrying value of the other investments were as follows:

	June 30,	March 31,
	2026	2026
	(Unaudited)
	(In thousands)
Mortgage loans, net	$631,235	$667,169
Policy loans	12,879	12,633
Other investments	11,202	26,512
	$655,316	$706,314

4. Accounts Payable and Accrued Expenses and Other Reserves

Accounts payable and accrued expenses were as follows:

	June 30,	March 31,
	2026	2026
	(Unaudited)
	(In thousands)
Accounts payable	$289,623	$238,840
Accrued expenses	619,524	611,454
	$909,147	$850,294

Other Reserves

Self-Insurance Liabilities

U-Haul retains the risk for certain public liability and third-party property damage claims related to our rental equipment. The consolidated balance sheets include $471.8 million and $453.4 million of liabilities related to these programs as of June 30, 2026 and March 31, 2026, respectively. These liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis in policy benefits and losses, claims and loss expenses payable. Requirements are based on actuarial evaluations of historical accident claims expense and trends, as well as future projection of ultimate losses, expenses and administrative costs. The adequacy of the liability is monitored based on evolving claim history. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes, Loans and Finance Liabilities Payable, net

Long Term Debt

Long term debt was as follows:

	Fiscal Year 2027 Interest Rates			Maturities			Weighted Avg Interest Rates (c)	June 30, 2026	March 31, 2026
								(Unaudited)
								(In thousands)
Real estate loans (amortizing term) (a)	4.30%	-	4.89%	2027	-	2037	4.63%	$264,537	$254,007
Senior mortgages	2.70%	-	6.05%	2026	-	2042	4.80%	2,932,403	2,950,201
Real estate loans (revolving credit)	—%	-	—%	—	-	2027	-%	—	—
Fleet loans (amortizing term)	1.61%	-	6.02%	2026	-	2033	5.36%	177,472	145,660
Fleet loans (revolving credit) (b)	4.84%	-	4.87%	2029	-	2031	4.87%	635,000	635,000
Finance liabilities (rental equipment)	1.60%	-	6.80%	2026	-	2034	5.25%	2,375,227	2,376,704
Private placements	2.43%	-	6.00%	2029	-	2035	3.62%	1,700,000	1,700,000
Other obligations	1.50%	-	8.00%	2026	-	2049	6.47%	62,245	63,377
Notes, loans and finance liabilities payable								8,146,884	8,124,949
Less: Debt issuance costs								(41,455)	(41,575)
Total notes, loans and finance liabilities payable, net								$8,105,429	$8,083,374

(a) A certain loan has interest rate swaps fixing the rate for the relevant loan at 2.86% based on current margin. The weighted average interest rate calculation for these loans was 4.50% using the swap adjusted interest rate.

(b) A certain loan has an interest rate swap fixing a portion of the rate for relevant loan at 4.36% based on current margin. The weighted average interest rate calculation for all loans was 4.98% using the swap adjusted interest rate.

(c) Weighted average rates as of June 30, 2026.

Annual Maturities of Notes, Loans and Finance Liabilities Payable

The annual maturities and regular amortization of our notes, loans and finance liabilities payable, before debt issuance costs, as of June 30, 2026 for the next five years and thereafter are as follows:

	Years Ended June 30,
	2027	2028	2029	2030	2031	Thereafter	Total
	(Unaudited)
	(In thousands)
Notes, loans and finance liabilities payable	$857,841	$1,089,879	$960,489	$1,139,552	$890,136	$3,208,987	$8,146,884

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest on Borrowings

Interest Expense

Components of interest expense included the following:

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands)
Interest expense	$99,155	$86,619
Capitalized interest	(3,025)	(5,294)
Amortization of transaction costs	1,909	1,532
Interest expense resulting from cash flow hedges	(127)	(527)
Total interest expense	$97,912	$82,330

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	4.93%	5.63%
Interest rate at the end of the quarter	4.86%	5.61%
Maximum amount outstanding during the quarter	$835,000	$785,000
Average amount outstanding during the quarter	$771,264	$730,604
Facility fees	$208	$233

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	June 30, 2026	March 31, 2026
	(Unaudited)
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Assets	$2,506	$2,449
Liabilities	$110	$256
Notional amount	$139,787	$268,407

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During the first three months of fiscal 2027 and 2026, we recognized a (decrease)/increase in the fair value of our cash flow hedges of ($1.6) million and ($4.8) million, respectively, net of taxes. During the first three months of fiscal 2027 and 2026, we reclassified $1.9 million and $4.2 million, respectively, from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of June 30, 2026, we expect to reclassify $0.5 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next 12 months.

Economic Hedges

We use derivatives to economically hedge our equity market exposure to indexed annuity products sold by our Life Insurance segment. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair value on our balance sheet. These derivative instruments are included in Investments, other on the consolidated balance sheets. The fair values of these call options are determined based on quoted market prices from the relevant exchange and are classified as Level 1 in the fair value hierarchy.

	Derivatives Fair Values as of
	June 30, 2026	March 31, 2026
	(Unaudited)
	(In thousands)
Equity market contracts as economic hedging instruments:
Assets	$11,202	$26,512
Liabilities	$5,940	$17,630
Notional amount	$266,584	$310,104

Although the call options are employed to be effective hedges against our policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under GAAP. Accordingly, the changes in fair value of the call options are recognized each reporting date as a component of net investment and interest income. The change in fair value of the call options include the gains or losses recognized at the expiration of the option term and the changes in fair value for open contracts. Net (gains) losses recognized in net investment and interest income for the quarters ended June 30, 2026 and June 30, 2025 were $0.9 million and $1.4 million, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Accumulated Other Comprehensive Loss

The following tables provide the details and changes in AOCI:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2026	$(56,592)	$(108,943)	$(789)	$2,684	$(163,640)
Foreign currency translation	(1,684)	—	—	—	(1,684)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	(16,115)	—	—	(16,115)
Change in fair value of cash flow hedges	—	—	(1,572)	—	(1,572)
Amounts reclassified into earnings on hedging activities	—	—	1,917	—	1,917
Other comprehensive income (loss)	(1,684)	(16,115)	345	—	(17,454)
Balance as of June 30, 2026	$(58,276)	$(125,058)	$(444)	$2,684	$(181,094)

(a) Liability for future policy benefits

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB Discount Rates (a)	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2025	$(57,540)	$(174,320)	$(56)	$2,602	$(229,314)
Foreign currency translation	2,420	—	—	—	2,420
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	27,232	—	—	27,232
Change in fair value of cash flow hedges	—	—	(4,766)	—	(4,766)
Amounts reclassified into earnings on hedging activities	—	—	4,232	—	4,232
Other comprehensive income (loss)	2,420	27,232	(534)	—	29,118
Balance as of June 30, 2025	$(55,120)	$(147,088)	$(590)	$2,602	$(200,196)

(a) Liability for future policy benefits

8. Stockholders' Equity

In May 2026, the Company's Board of Directors (the "Board") authorized a $350 million stock repurchase program (the "Stock Repurchase Program") with no expiration date. Under the Stock Repurchase Program, the Company may purchase up to $350 million in aggregate for both of its Voting Common Stock and Non-Voting Common Stock in open market purchases, privately negotiated transactions, block trades, accelerated share repurchase programs, or in any other manner in compliance with applicable law. The timing and amount of stock repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. During the first quarter of fiscal 2027, the Company repurchased 248,368 shares of its Voting Common Stock at a cost of $15.6 million and repurchased 584,278 shares of its Non-Voting Common Stock at a cost of $32.4 million, excluding any commissions related to the purchases.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of our Stock Repurchase Progam, between July 1, 2026 and August 3, 2026, we have repurchased 134,840 shares of its Voting Common Stock at a cost of $9.1 million and repurchased 716,899 shares of its Non-Voting Common Stock at a cost of $44.0 million, excluding any commissions related to the purchases.

The following table lists the dividends that have been declared and issued for the first quarters of fiscal 2027 and 2026:

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date
June 3, 2026	$0.05	June 15, 2026	June 26, 2026
June 4, 2025	$0.05	June 16, 2025	June 27, 2025

As of June 30, 2026, no awards had been issued under the 2025 U-Haul Holding Company Stock Option Plan.

9. Leases

The following tables show the components of our right-of-use assets, net:

As of June 30, 2026
Operating
(Unaudited)
(In thousands)

Buildings and improvements	$64,241
Right-of-use assets, gross	64,241
Less: Accumulated depreciation	(25,408)
Right-of-use assets, net	$38,833

As of March 31, 2026
Operating
(Unaudited)
(In thousands)

Buildings and improvements	$64,151
Right-of-use assets, gross	64,151
Less: Accumulated depreciation	(23,963)
Right-of-use assets, net	$40,188

	Operating leases
	June 30,	March 31,
	2026	2026
	(Unaudited)
Weighted average remaining lease term (years)	26.6	26.0
Weighted average discount rate	4.7%	4.7%

For the quarters ended June 30, 2026 and June 30, 2025, cash paid for leases included in our operating cash flow activities were $3.4 million and $4.9 million, respectively. Our financing cash flow activities were $11.4 million for the quarter ended June 30, 2025.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease costs, including leases of less than 12 months, were as follows:

	Quarters Ended
	June 30, 2026	June 30, 2025
	(Unaudited)
	(In thousands)

Operating lease costs	$3,496	$4,874

Finance lease cost:
Amortization of right-of-use assets	$—	$3,521
Interest on lease liabilities	—	487
Total finance lease cost	$—	$4,008

The short-term lease costs for the first three months of fiscal 2027 and 2026 were not material.

Maturities of lease liabilities were as follows:

Operating leases
(Unaudited)
(In thousands)
Year ending March 31,

2027 (9 months)	14,719
2028	5,587
2029	4,274
2030	3,807
2031	3,103
Thereafter	50,867
Total lease payments	82,357
Less: imputed interest	(42,780)
Present value of lease liabilities	$39,577

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

11. Related Party Transactions

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Revenue

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,778	$7,778
U-Haul management fee revenue from Mercury	1,787	1,804
	$9,565	$9,582

We currently manage the self-storage properties owned or leased by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $9.4 million and $9.4 million from the above-mentioned entities during the first three months of fiscal 2027 and 2026, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefiting Edward J. Shoen and James P. Shoen or their descendants.

Related Party Costs and Expenses

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$600	$601
U-Haul printing expenses to Blackwater	1,453	1,435
U-Haul commission expenses to Blackwater	23,162	23,571
U-Haul lease expenses to Mercury	38	38
U-Haul commission expenses to Mercury	6,331	6,492
	$31,584	$32,137

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026, subsidiaries of Blackwater and Mercury acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater and Mercury, excluding Dealer Agreements, provided revenues of $9.6 million and $9.6 million, expenses of $2.1 million and $2.1 million and we received cash flows of $8.8 million and $8.8 million, during the first three months of fiscal 2027 and 2026, respectively. Revenues were $140.9 million and $144.0 million and commission expenses were $29.5 million and $30.1 million, related to the Dealer Agreements, during the first three months of fiscal 2027 and 2026, respectively.

We determined that we do not have a variable interest pursuant to the variable interest entity model under ASC 810, Consolidation in the holding entities of Blackwater and Mercury.

Related Party Assets

	June 30,	March 31,
	2026	2026
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$29,329	$36,307
U-Haul receivable from Mercury	14,928	14,972
Other (a)	(116)	1,880
	$44,141	$53,159

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

We track revenues separately, but do not report any separate measure of the profitability for rental vehicles, rentals of self-storage spaces and sales of products. The information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent, with its subsidiaries. Depreciation, net of (gains) losses on disposals, and total expenditures for property and equipment are only recorded within the Moving and Storage segment.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the quarter ended June 30, 2026 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues	$1,601,949	$31,223	$51,476	$(2,621)	(b,c)	$1,682,027

Costs and expenses:
Personnel expenses	315,234	—	—	—		315,234
Equipment maintenance and repair expenses	198,072	—	—	—		198,072
Other operating expenses	88,184	—	—	—		88,184
Other segment items	267,626	13,633	6,144	(1,903)	(b,c)	285,500
Operating expenses	869,116	13,633	6,144	(1,903)		886,990

Commission expenses	120,272	—	—	—		120,272
Cost of product sales	71,754	—	—	—		71,754
Benefits and losses	—	5,296	36,841	—		42,137
Amortization of deferred policy acquisition costs	—	—	4,874	—		4,874
Lease expense	4,085	78	24	(691)	(b)	3,496
Depreciation, net of (gains) losses on disposal	298,840	—	—	—		298,840
Net (gains) losses on disposal of real estate	3,068	—	—	—		3,068
Total costs and expenses	1,367,135	19,007	47,883	(2,594)		1,431,431

Earnings from operations before equity in earnings of subsidiaries	234,814	12,216	3,593	(27)		250,596

Equity in earnings of subsidiaries	12,385	—	—	(12,385)	(d)	—

Earnings from operations	247,199	12,216	3,593	(12,412)		250,596
Other components of net periodic benefit costs	(357)	—	—	—		(357)
Other interest income	9,463	—	—	(72)	(b)	9,391
Interest expense	(97,939)	—	(72)	99	(b)	(97,912)
Fees on early extinguishment of debt and costs of defeasance	(31)	—	—	—		(31)
Pretax earnings	158,335	12,216	3,521	(12,385)		161,687
Income tax expense	(35,406)	(2,523)	(829)	—		(38,758)
Net earnings available to common stockholders	$122,929	$9,693	$2,692	$(12,385)		$122,929

(a) Balances for the quarter ended March 31, 2026
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

Gross capital expenditures by reportable segment for the quarters ended June 30, 2026 and 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Gross capital expenditures for the quarter ended June 30, 2026	$822,362	$-	$-	$-	$822,362
Gross capital expenditures for the quarter ended June 30, 2025	$916,571	$-	$-	$-	$916,571

Total assets by reportable segment as of June 30, 2026 and March 31, 2026 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total assets as of June 30, 2026	$18,885,168	$487,184	$2,962,642	$(673,506)	$21,661,488
Total assets as of March 31, 2026	$18,687,591	$485,434	$3,003,054	$(673,290)	$21,502,789

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended June 30, 2026
Total revenues	$1,590,285	$91,742	$1,682,027
Depreciation and amortization, net of (gains) losses on disposals	293,484	13,298	306,782
Interest expense	97,436	476	97,912
Pretax earnings	160,349	1,338	161,687
Income tax expense	38,457	301	38,758
Identifiable assets	20,658,130	1,003,358	21,661,488

Quarter ended June 30, 2025
Total revenues	$1,543,342	$87,128	$1,630,470
Depreciation and amortization, net of (gains) losses on disposals	296,413	10,896	307,309
Interest expense	81,851	479	82,330
Pretax earnings	180,092	5,289	185,381
Income tax expense	41,353	1,697	43,050
Identifiable assets	19,891,368	957,000	20,848,368

14. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$170	$169
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	382	371
Other components	(25)	(25)
Total other components of net periodic benefit costs	357	346
Net periodic postretirement benefit cost	$527	$515

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

Level 2 – Quoted prices for identical or similar financial instruments in markets that are not considered to be active, or similar financial instruments for which all significant inputs are observable, either directly or indirectly, or inputs other than quoted prices that are observable, or inputs that are derived principally from or corroborated by observable market data through correlation or other means; and

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and are unobservable. These reflect management’s estimates of the assumptions a market participant would use in pricing the asset or liability.

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

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of June 30, 2026 and March 31, 2026, that are measured at fair value on a recurring basis and the level within the fair value hierarchy:

As of June 30, 2026	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,321,038	$—	$2,321,038	$—
Preferred stock	5,635	5,635	—	—
Common stock	9,089	9,089	—	—
Derivatives	13,708	11,202	2,506	—
Total	$2,349,470	$25,926	$2,323,544	$—

Liabilities
Derivatives	$6,050	$5,940	$110	$—
Embedded derivatives	6,929	—	—	6,929
Market risk benefits	12,154	—	—	12,154
Total	$25,133	$5,940	$110	$19,083

As of March 31, 2026	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,417,912	$—	$2,417,912	$—
Preferred stock	5,887	5,887	—	—
Common stock	9,089	9,089	—	—
Derivatives	28,961	26,512	2,449	—
Total	$2,461,849	$41,488	$2,420,361	$—

Liabilities
Derivatives	$17,886	$17,630	$256	$—
Embedded derivatives	8,937	—	—	8,937
Market risk benefits	12,113	—	—	12,113
Total	$38,936	$17,630	$256	$21,050

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented below are reported at carrying value on the consolidated balance sheets.

Cash equivalents were $794.2 million and $830.4 million as of June 30, 2026 and March 31, 2026, respectively. Fair values of cash equivalents approximate carrying value due to the short period of time to maturity.

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

The following tables represent our financial instruments not carried at fair value on the consolidated balance sheets and corresponding placement in the fair value hierarchy:

	Fair Value Hierarchy
	Carrying				Total
As of June 30, 2026	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$158,753	$—	$—	$158,753	$158,753
Mortgage loans, net	631,235	—	—	628,430	628,430
Policy loans	12,879	—	—	12,879	12,879
Total	$802,867	$—	$—	$800,062	$800,062

Liabilities
Notes, loans and finance liabilities payable	$8,146,884	$—	$7,300,460	$—	$7,300,460
Liabilities from investment contracts	2,328,941	—	—	2,307,153	2,307,153
Total	$10,475,825	$—	$7,300,460	$2,307,153	$9,607,613

	Fair Value Hierarchy
	Carrying				Total
As of March 31, 2026	Value	Level 1	Level 2	Level 3	Fair Value
			(Unaudited)
	(In thousands)
Assets
Trade receivables, net	$128,110	$—	$—	$128,110	$128,110
Mortgage loans, net	667,169	—	—	664,968	$664,968
Policy loans	12,633	—	—	12,633	$12,633
Total	$807,912	$—	$—	$805,711	$805,711

Liabilities
Notes, loans and finance liabilities payable	$8,124,949	$—	$7,363,642	$—	$7,363,642
Liabilities from investment contracts	2,348,608	—	—	2,314,586	2,314,586
Total	$10,473,557	$—	$7,363,642	$2,314,586	$9,678,228

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Revenue Recognition

Revenue Recognized in Accordance with Topic 606

ASC Topic 606, Revenue from Contracts with Customers, ("Topic 606"), outlines a five-step model for entities to use in accounting for revenue arising from contracts with customers. The standard applies to all contracts with customers except for leases, insurance contracts, financial instruments, certain nonmonetary exchanges and certain guarantees. The standard also requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments.

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets as of June 30, 2026 and March 31, 2026.

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

Other revenue consists of numerous services or rentals, of which U-Box contracts and service fees from Moving Help® are the main components. The performance obligations identified for U-Box contracts are fees for rental, storage and shipping of U-Box portable moving and storage units to a specified location, each of which are distinct. A contract may be partially within the scope of Topic 606 and partially within the scope of other topics. The rental and storage obligations in U-Box contracts meet the definition of a lease in Topic 842, (as defined below), while the shipping obligation represents a contract with a customer accounted for under Topic 606. Therefore, we allocate the total transaction price between the performance

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations of storage fees and rental fees and the shipping fees on a standalone selling price basis. U-Box shipping fees are collected once the shipment is in transit. Shipping fees in U-Box contracts are set at the initiation of the contract based on the shipping origin and destination, and the performance obligation is satisfied over time. U-Box shipping contracts span over a relatively short period of time, and the majority of these contracts begin and end within the same fiscal year. Moving Help® services fees are recognized in accordance with Topic 606. Moving Help® services are generated as we provide a neutral venue for the connection between the service provider and the customer for agreed upon services. We do not control the specified services provided by the service provider before that service is transferred to the customer.

Deferred income primarily relates to payments received from customers prior to satisfaction of our performance obligations. Of the amounts recorded as unearned revenue as of March 31, 2026, $54.0 million was recognized as revenue for the quarter ended June 30, 2026, respectively.

Revenue Recognized in Accordance with Topic 842

The Company’s self-moving rental revenues meet the definition of a lease pursuant to the guidance in ASC Topic 842, Leases, ("Topic 842") because those substitution rights do not provide an economic benefit to the Company that would exceed the cost of exercising the right. Please see Note 9, Leases, of the Notes to Consolidated Financial Statements.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Years Ending June 30,
	2027	2028	2029	2030	2031	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rental revenues	$7,943	$—	$—	$—	$—	$—
Property lease revenues	16,699	15,435	11,022	7,942	5,382	27,654
Total	$24,642	$15,435	$11,022	$7,942	$5,382	$27,654

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

In the following table, revenue is disaggregated by timing of revenue recognition:

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$120,019	$115,869
Revenues recognized at a point in time:	117,428	116,187
Total revenues recognized under ASC 606	237,447	232,056

Revenues recognized under ASC 842	1,363,579	1,320,869
Insurance premium revenues recognized under ASC 944	43,633	42,334
Net investment and interest income recognized under other topics	37,368	35,211
Total revenues	$1,682,027	$1,630,470

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

We believe that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). To adjust the historical loss rates to reﬂect the eﬀects of these differences in current conditions and forecasted

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 3% as of June 30, 2026 and March 31, 2026, respectively. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of June 30, 2026 and March 31, 2026 was $3.7 million and $3.2 million, respectively.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $28.1 million and $28.3 million as of June 30, 2026 and March 31, 2026, respectively, and are excluded from the estimate of credit losses.

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

There were no delinquent commercial mortgage loans as of June 30, 2026 and March 31, 2026. As of June 30, 2026 and March 31, 2026, the Company had no commercial mortgage loans in non-accrual status. The Company had no unfunded commitment balance to commercial loan borrowers as of June 30, 2026.

Reinsurance Recoverables

Reinsurance recoverables on paid and unpaid benefits was less than 1% of the total assets as of June 30, 2026, which is immaterial based on historical loss experience and high credit rating of the reinsurers.

Premium Receivables

Premium receivables were $0.9 million and $1.1 million as of June 30, 2026 and March 31, 2026, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2025	$5,082	$3,104	$448	$8,634
Provision for (reversal of) credit losses	3,216	856	—	4,072
Write-offs against allowance	(5,065)	—	—	(5,065)
Recoveries	—	—	—	—
Balance as of March 31, 2026	$3,233	$3,960	$448	$7,641
Provision for (reversal of) credit losses	575	260	—	835
Write-offs against allowance	(76)	—	—	(76)
Recoveries	—	—	—	—
Balance as of June 30, 2026	$3,732	$4,220	$448	$8,400

18. Income Tax

Tax regulations may require items to be included in our tax return at different times than when those items are reflected in our financial statements. Some of the differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years, which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is more likely than not to allow for the use of the deduction credit. Our effective tax rates for the quarters ended June 30, 2026 and June 30, 2025 was a provision of 24.0% and 23.2%, respectively. Such rates differed from the federal statutory rate of 21.0% primarily due to state and local income taxes for both periods.

The Canadian government issued draft Pillar Two legislation (Global Minimum Tax Act) on June 20, 2024. The Canadian legislation went into effect for our fiscal year beginning April 1, 2024. We have performed an assessment of the potential exposure to Pillar Two income taxes. Based on the assessment performed, the Pillar Two rules did not have an impact on the income tax provision or cash taxes for the first quarter of fiscal 2027. We will continue to evaluate such legislation.

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

19. Accounting Pronouncements

Adoption of New Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326) which provides public companies with a practical expedient in developing reasonable and supportable forecasts as part of estimating expected credit losses. All entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. Early adoption is permitted. The amendment is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements Not Yet Adopted

In March 2024, the United States Securities and Exchange Commission (the "SEC") issued a final rule that requires disclosure of: (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and renewable energy credit balances if material to the Company's plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. In April 2024, the SEC issued an order staying the final rule pending judicial review of consolidated challenges to the rules by the Court of Appeals for the Eighth Circuit. In March 2025, the SEC notified the Court that it was withdrawing its defense of the rules. The Court subsequently held the litigation in abeyance, pending a status report from the SEC on: (1) whether the SEC intends to review or reconsider the rules; (2) if taking no action, whether the SEC would adhere to the rules if petitions for review are denied; and (3) if not, why the SEC will not review or reconsider the rules at this time. In July 2025, the SEC provided its status report to the Court, stating that the SEC does not intend to review or reconsider the rules at this time, and declined to provide a definitive response to questions 2 or 3. On May 29, 2026, the SEC officially issued a proposal to permanently repeal the rules. The Company cannot determine at this time the future outcome of the litigation or future actions of the SEC.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) which amends Subtopic 350-40 by removing all references to prescriptive and sequential software development stages previously used to determine the timing of software cost capitalization. Instead, the new guidance establishes that an entity should begin capitalizing software costs when both of the following conditions are met: 1) Management has authorized and committed funding for the software project, and 2) It is probable that the project will be completed and the software will be used for its intended functional purpose. These changes are intended to align software cost capitalization practices with a more principles-based approach, improving consistency and comparability across entities. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. We are currently assessing the impact of this standard on our consolidated financial statements and related disclosures.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

within annual reporting periods beginning after December 15, 2027. The amendment may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

20. Deferred Policy Acquisition Costs, Net

The following tables present a roll-forward of deferred policy acquisition costs related to long-duration contracts for the quarters ended June 30, 2026 and June 30, 2025:

	Quarter ended June 30, 2026
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$56,980	$53,291	$2,581	$112,852
Capitalization	2,067	490	15	2,572
Amortization expense	(2,865)	(1,870)	(139)	(4,874)
Balance, end of period	$56,182	$51,911	$2,457	$110,550

	Quarter ended June 30, 2025
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$60,480	$57,986	$3,263	$121,729
Capitalization	3,847	938	24	4,809
Amortization expense	(2,739)	(1,951)	(227)	(4,917)
Balance, end of period	$61,588	$56,973	$3,060	$121,621

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Life Insurance Liabilities

The following tables summarize the balances and changes in the liability for future policy benefits for life insurance contracts and a reconciliation to policy benefits and losses, claims and loss expense payable:

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands)
Present value of expected net premiums

Balance, beginning of year	$162,654	$182,658
Beginning balance at original discount rate	$161,115	$185,508
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	(85)	(912)
Adjusted beginning of year balance	$161,030	$184,596
Issuances	527	1,726
Interest accrual	1,937	2,225
Net premium collected	(7,536)	(8,602)
Other	—	—
Ending balance at original discount rate	$155,958	$179,945
Effect of changes in discount rate assumptions (AOCI)	(320)	(579)
Balance, end of period	$155,638	$179,366

Present value of expected future policy benefits

Balance, beginning of year	$463,931	$482,805
Beginning balance at original discount rate	$458,531	$490,975
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experiences	155	(336)
Adjusted beginning of year balance	$458,686	$490,639
Issuances	527	1,726
Interest accrual	5,519	5,915
Benefit payments	(14,155)	(16,748)
Other	—	—
Ending balance at original discount rate	$450,577	$481,532
Effect of changes in discount rate assumptions (AOCI)	(1,414)	(984)
Balance, end of period	$449,163	$480,548
End of period, LFPB net	293,525	301,182
Payout annuities and market risk benefits	22,831	24,063
Health insurance	13,508	9,736
Life and annuity claims in course of settlement and claims incurred but not yet reported / Reinsurance losses payable	22,360	27,301
Life DPL / Other life and health	9,553	8,668
LFPB flooring effect	—	—
Life Insurance end of period balance	361,777	370,950
Moving and Storage balance	472,397	376,877
Property and Casualty Insurance balance	113,696	123,703
Policy benefits and losses, claims and loss expenses balance, end of period	947,870	$871,530

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands, except for percentages and weighted average information)
Expected gross premiums
Undiscounted balance	$291,337	$332,228
Discounted balance at original discount rate	$226,193	$256,950
Discounted balance at current discount rate	$225,822	$256,112

Expected policy benefits
Undiscounted balance	$643,707	$692,712
Discounted balance at original discount rate	$450,577	$481,531
Discounted balance at current discount rate	$449,163	$480,547

Mortality, lapses and morbidity
Mortality actual experience	7.50%	6.99%
Mortality expected experience	7.01%	5.80%
Lapses actual experience	1.78%	2.17%
Lapses expected experience	3.30%	3.14%

Premiums and interest expense
Gross premiums (1)	$10,687	$11,967
Interest expense (2)	$3,582	$3,690

Expected duration (persistency) of policies in-force (years)	6.6	6.7

Weighted average original interest rate of the liability for future policy benefits	4.90%	4.91%

Weighted average current interest rate of the liability for future policy benefits	3.84%	4.53%

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances and changes in liabilities from investment contracts account balances:

Quarter ended June 30, 2026
(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,357,545
Deposits received	77,854
Surrenders and withdrawals	(111,243)
Benefit payments	(9,807)
Interest credited	21,521
Other	—
End of period	$2,335,870
Weighted average credited rate	3.67
Cash surrender value	$2,047,072

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with U-Haul Holding Company's overall strategy, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled "Liquidity and Capital Resources - Summary" and "Use of Cash". We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2027.

This MD&A should be read in conjunction with the other sections of this Quarterly Report on Form 10-Q (this "Quarterly Report"), including the Notes to Consolidated Financial Statements. The various sections of this MD&A contain a number of forward-looking statements, as discussed under the caption, Cautionary Statements Regarding Forward-Looking Statements, all of which are based on our current expectations and could be affected by the uncertainties and risks described throughout this filing or in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2026. Many of these risks and uncertainties are beyond our control and our actual results may differ materially from these forward-looking statements.

U-Haul Holding Company, a Nevada corporation, has a first fiscal quarter that ends on the 30th of June for each year that is referenced. Our insurance company subsidiaries have a first quarter that ends on the 31st of March for each year that is referenced. They have been consolidated on that basis. Our insurance companies’ financial reporting processes conform to calendar year reporting as required by state insurance departments. Management believes that consolidating their calendar year into our fiscal year financial statements does not materially affect the presentation of financial position or results of operations. We disclose material events, if any, occurring during the intervening period. Consequently, all references to our insurance subsidiaries’ years 2026 and 2025 correspond to fiscal 2027 and 2026 for U-Haul Holding Company.

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

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

U-Haul Holding Company and Consolidated Entities

Quarter Ended June 30, 2026 compared with the Quarter Ended June 30, 2025

Listed below, on a consolidated basis, are revenues for our major product lines for the first quarter of fiscal 2027 and the first quarter of fiscal 2026:

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$1,087,578	$1,058,273
Self-storage revenues	250,172	234,237
Self-moving and self-storage products and service sales	99,240	98,188
Property management fees	9,565	9,582
Life insurance premiums	18,066	19,169
Property and casualty insurance premiums	24,251	21,738
Net investment and interest income	37,368	35,211
Other revenue	155,787	154,072
Consolidated revenue	$1,682,027	$1,630,470

Self-moving equipment rental revenues increased $29.3 million during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026. Transactions and revenue increased across both our In-Town and One-Way markets compared to the first quarter of fiscal 2026. Compared to the same period last year, we increased the number of Company operated retail locations and independent dealers, along with the number of box trucks in the rental fleet.

Self-storage revenues increased $15.9 million during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 6.2% improvement in average revenue per occupied foot. During the quarter, we added approximately 1.1 million new net rentable square feet.

Sales of self-moving and self-storage products and services increased $1.1 million during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026. This was primarily due to increased sales of hitches and propane.

Life insurance premiums decreased $1.1 million during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026 due primarily to decreased life premiums.

Property and casualty insurance premiums increased $2.5 million during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul moving and storage transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income increased $2.2 million during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026. Our Property and Casualty subsidiaries' investment and interest income decreased due to a smaller asset base as a result of a $100 million dividend paid to U-Haul Holding Company in the fourth quarter of fiscal 2026. Our Life subsidiaries' investment and interest income increased primarily from gains on invested assets.

Other revenue increased $1.7 million during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Listed below are revenues and earnings from operations at each of our operating segments for the first quarter of fiscal 2027 and the first quarter of fiscal 2026. The insurance companies’ first quarters ended March 31, 2026 and 2025.

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,601,949	$1,553,859
Earnings from operations before equity in earnings of subsidiaries	234,814	242,878
Property and casualty insurance
Revenues	31,223	29,721
Earnings from operations	12,216	11,888
Life insurance
Revenues	51,476	50,094
Earnings from operations	3,593	2,676
Eliminations
Revenues	(2,621)	(3,204)
Earnings from operations before equity in earnings of subsidiaries	(27)	(28)
Consolidated results
Revenues	1,682,027	1,630,470
Earnings from operations	250,596	257,414

Total costs and expenses increased $58.4 million during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026. Operating expenses for Moving and Storage increased $54.9 million. Repair expenses associated with the rental fleet experienced a $4.1 million increase during the quarter while personnel increased $10.2 million, self-insured liability costs increased by $6.2 million and freight and shipping costs increased $22.4 million.

Depreciation expense associated with our rental fleet increased $13.5 million for the first quarter of fiscal 2027 compared with the first quarter of fiscal 2026 primarily from an increase in the total number of box trucks in the fleet. Net losses from the disposal of rental equipment decreased $24.0 million to a net gain of $1.9 million for fiscal 2027, as the units sold during the first quarter of fiscal 2027 had a higher depreciation rate combined with improved sales proceeds. Depreciation expense on all other assets, largely from buildings and improvements increased $5.1 million. Net losses on the disposal or retirement of buildings increased $4.7 million. Additional details are available in the following Moving and Storage section.

As a result of the changes in revenues and expenses described above, earnings from operations decreased to $250.6 million for the first quarter of fiscal 2027, compared with $257.4 million for the first quarter of fiscal 2026.

Interest expense for the first quarter of fiscal 2027 was $97.9 million, compared with $82.3 million for the first quarter of fiscal 2026, due to an increase in the amount of debt outstanding and our average cost of debt.

Other interest income at Moving and Storage for the first quarter of fiscal 2027 was $9.4 million, compared with $10.7 million for the first quarter of fiscal 2026, due to reduced invested cash balances and lower interest yields compared to fiscal 2026.

Income tax expense was $38.8 million for the first quarter of fiscal 2027, compared with $43.1 million for the first quarter of fiscal 2026.

As a result of the above-mentioned items, earnings available to common stockholders were $122.9 million for the first quarter of fiscal 2027, compared with $142.3 million for the first quarter of fiscal 2026.

Moving and Storage

Quarter Ended June 30, 2026 compared with the Quarter Ended June 30, 2025

Listed below are revenues for our major product lines at Moving and Storage for the first quarter of fiscal 2027 and the first quarter of fiscal 2026:

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$1,088,398	$1,059,031
Self-storage revenues	250,172	234,237
Self-moving and self-storage products and service sales	99,240	98,188
Property management fees	9,565	9,582
Other revenue	154,574	152,821
Moving and Storage revenue	$1,601,949	$1,553,859

Self-moving equipment rental revenues increased $29.4 million during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026. Transactions and revenue increased across both our In-Town and One-Way markets compared to the first quarter of fiscal 2026. Compared to the same period last year, we increased the number of Company operated retail locations and independent dealers, along with the number of box trucks in the rental fleet.

Self-storage revenues increased $15.9 million during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 6.2% improvement in average revenue per occupied foot. During the quarter, we added approximately 1.1 million new net rentable square feet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Listed below are self-storage data for our owned storage locations:

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of June 30	867	813
Square footage as of June 30	74,742	69,560
Average monthly number of units occupied	628	632
Average monthly occupancy rate based on unit count	72.9%	78.1%
End of June occupancy rate based on unit count	73.9%	78.8%
Average monthly square footage occupied	55,937	55,399

Over the last 12 months we added approximately 5.2 million net rentable square feet of new storage to the system. This was a mix of approximately 0.8 million square feet of existing storage locations we acquired and 4.4 million square feet of new development.

Sales of self-moving and self-storage products and services increased $1.1 million during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026. This was primarily due to increased sales of hitches and propane.

Other revenue increased $1.8 million during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026, caused primarily by increases in our U-Box® program.

Total costs and expenses increased $56.2 million during the first quarter of fiscal 2027, compared with the first quarter of fiscal 2026. Operating expenses increased $54.9 million. Repair expenses associated with the rental fleet experienced a $4.1 million increase during the quarter while personnel increased $10.2 million, self-insured liability costs increased by $6.2 million and freight and shipping costs increased $22.4 million.

Depreciation expense associated with our rental fleet increased $13.5 million for the first quarter of fiscal 2027 compared with the first quarter of fiscal 2026 primarily from an increase in the total number of box trucks in the fleet. Net losses from the disposal of rental equipment decreased $24.0 million to a net gain of $1.9 million for fiscal 2027, as the units sold during the first quarter of fiscal 2027 had a higher depreciation rate combined with improved sales proceeds. Depreciation expense on all other assets, largely from buildings and improvements increased $5.1 million. Net losses on the disposal or retirement of buildings increased $4.7 million.

The components of depreciation, net of (gains) losses on disposals were as follows:

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$221,704	$208,212
Depreciation expense - non rental equipment	22,555	24,019
Depreciation expense - real estate	56,377	49,845
Total depreciation expense	$300,636	$282,076

Net (gains) losses on disposals of rental equipment	(1,893)	$22,125
Net (gains) losses on disposals of non-rental equipment	97	(192)
Total net (gains) losses on disposals equipment	$(1,796)	$21,933

Depreciation, net of gains (losses) on disposals	$298,840	$304,009

Net (gains) losses on disposals of real estate	$3,068	$(1,617)

As a result of the changes in revenues and expenses described above, earnings from operations for Moving and Storage, before consolidation of the equity in the earnings of the insurance subsidiaries, decreased to $234.8 million for the first quarter of fiscal 2027, compared with $242.9 million for the first quarter of fiscal 2026.

Equity in the earnings of U-Haul Holding Company’s insurance subsidiaries was $12.4 million for the first quarter of fiscal 2027, compared with $11.5 million for the first quarter of fiscal 2026.

As a result of the changes in revenues and expenses described above, consolidated earnings from operations for Moving and Storage decreased to $247.2 million for the first quarter of fiscal 2027, compared with $254.4 million for the first quarter of fiscal 2026.

Property and Casualty Insurance

Quarter Ended March 31, 2026 compared with the Quarter Ended March 31, 2025

Net premiums were $25.2 million and $23.3 million for the quarters ended March 31, 2026 and March 31, 2025, respectively. A significant portion of Repwest’s premiums come from policies sold in conjunction with U-Haul rental transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income was $6.0 million and $6.4 million for the quarters ended March 31, 2026 and March 31, 2025, respectively. The main driver of the decrease was a smaller asset base due to a $100.0 million dividend paid to U-Haul Holding Company in the fourth quarter of fiscal 2026.

Operating expenses were $13.6 million and $12.3 million for the quarters ended March 31, 2026 and March 31, 2025, respectively. The change was primarily due to an increase in commission expense.

Benefits and losses incurred were $5.3 million and $5.5 million for the quarters ended March 31, 2026 and March 31, 2025, respectively.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $12.2 million and $11.9 million for the quarters ended March 31, 2026 and March 31, 2025, respectively.

Life Insurance

Quarter Ended March 31, 2026 compared with the Quarter Ended March 31, 2025

Net premiums were $18.1 million and $19.2 million for the quarters ended March 31, 2026 and March 31, 2025, respectively. Life premiums decreased $1.3 million primarily from a reduction in sales of single premium life and final expense. This was due to policyholder lapses currently outweighing sales levels. Deferred annuity deposits were $70.0 million or $57.4 million below the prior year. These are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $32.1 million and $29.5 million for the quarters ended March 31, 2026 and March 31, 2025, respectively. Realized gains on derivatives used as hedges to fixed annuities decreased $0.5 million. The change in the provision for expected credit losses resulted in an increase of $0.8 million. Net interest income and realized gains on the invested assets increased $1.9 million.

Operating expenses were $6.1 million and $2.8 million for the quarters ended March 31, 2026 and March 31, 2025, respectively, due to the increase in administrative expenses and the write-off of uncollectible balances.

Benefits and losses incurred were $36.8 million and $39.7 million for the quarters ended March 31, 2026 and March 31, 2025, respectively. Interest credited to policyholders increased $0.6 million due higher to interest credited rates on equity - indexed annuities stemming from the improvement in the stock market over the last year. Life benefits decreased $1.5 million due to lower death claims and fewer policies in force. Medicare supplement benefits decreased $2.6 million from the declined polices in force. All other benefits increased $0.7 million.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $3.5 million and $2.6 million for the quarters ended March 31, 2026 and March 31, 2025, respectively.

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

As of June 30, 2026, cash and cash equivalents totaled $1,097.3 million, compared with $1,120.1 million as of March 31, 2026. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of June 30, 2026 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, other investments, fixed maturities, equity securities, and related party assets) and debt obligations of each operating segment were as follows:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$883,630	$88,846	$124,860
Other financial assets	184,390	384,505	2,695,609
Debt obligations (b)	8,146,884	—	—

(a) As of March 31, 2026
(b) Excludes ($41,455) of debt issuance costs

As of June 30, 2026, Moving and Storage had additional cash available under existing credit facilities of $465.0 million. The majority of invested cash in the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities increased $31.9 million in the first three months of fiscal 2027 compared with the first three months of fiscal 2026 due to an increase in federal income tax refunds.

Net cash used in investing activities decreased $193.1 million in the first three months of fiscal 2027, compared with the first three months of fiscal 2026. Purchases of property, plant and equipment decreased $94.2 million. Fleet related spending increased $16.8 million while investment spending on real estate acquisitions and development decreased $100.0 million. Cash from the sales of property, plant and equipment decreased $17.9 million largely due to fleet sales. For our insurance subsidiaries, net cash provided in investing activities increased $118.3 million due to an increase in proceeds received for fixed maturity investments.

Net cash used by financing activities increased $125.8 million in the first three months of fiscal 2027, as compared with the first three months of fiscal 2026. This was due to a combination of increased debt repayments of $308.1 million, decreased finance lease payments of $11.4 million, an increase in cash from borrowings of $268.2 million, an increase in net annuity withdrawals from Life Insurance of $48.6 million, repurchases of Voting Common Stock of $15.6 million and repurchases Non-Voting Common Stock of $32.4 million.

Liquidity and Capital Resources and Requirements of our Operating Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2027, the Company will reinvest in its rental equipment fleet approximately $855 million, net of equipment sales and excluding any lease buyouts. Through the first three months of fiscal 2027, the Company invested, net of sales, approximately $456.3 million. Fleet investments in fiscal 2027 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2027 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. For the first three months of fiscal 2027, the Company invested $194.3 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2027, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties and the availability of labor and materials. We are likely to maintain at or near this level of real estate capital expenditures through the remainder of fiscal 2027. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $674.1 million and $750.4 million for the first three months of fiscal 2027 and 2026, respectively. The components of our net capital expenditures are provided in the following table:

	Quarter ended June 30,
	2026	2025
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$601,763	$584,942
Purchases of real estate, construction and renovations	194,326	294,309
Other capital expenditures	26,273	37,320
Gross capital expenditures	822,362	916,571
Less: Sales of property, plant and equipment	(148,265)	(166,182)
Net capital expenditures	$674,097	$750,389

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

Property and Casualty Insurance’s stockholder’s equity was $356.8 million and $349.2 million as of March 31, 2026 and December 31, 2025, respectively. The increase resulted from net earnings of $9.7 million and a decrease in other comprehensive income of $2.1 million due to the decrease in the market value of its investment portfolio. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net withdrawals as of March 31, 2026 were $43.2 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $278.3 million and $289.4 million as of March 31, 2026 and December 31, 2025, respectively. The decrease resulted from net earnings of $2.7 million and a decrease in other comprehensive income of $13.8 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of March 31, 2026, Oxford had outstanding deposits of $85.0 million in the FHLB, for which Oxford pays fixed interest rates between 3.91% and 4.52% with maturities between November 13, 2026 and September 30, 2030. As of March 31, 2026, available-for-sale-investments held with the FHLB totaled $196.2 million, of which $196.2 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within liabilities from investment contracts on the consolidated balance sheets.

Cash Flows by Operating Segments

Moving and Storage

Net cash provided from operating activities were $583.2 million and $554.8 million for the first three months of fiscal 2027 and 2026, respectively, due to increases in federal income tax refunds.

Property and Casualty Insurance

Net cash provided by operating activities were $2.8 million and $9.2 million for the quarters ended March 31, 2026 and March 31, 2025, respectively. The decrease was driven primarily by timing differences in federal income tax payments.

Property and Casualty Insurance’s cash and cash equivalents amounted to $88.8 million and $64.0 million as of March 31, 2026 and December 31, 2025, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet our future operating cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by operating activities were $44.3 million and $34.3 million for the quarters ended March 31, 2026 and March 31, 2025, respectively. The increase in operating cash flows was primarily due to timing of settlement of receivables for securities. This was offset by the decrease in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of March 31, 2026 and December 31, 2025, cash and cash equivalents amounted to $124.9 million and $41.7 million, respectively. Management believes that the overall sources of liquidity are adequate to meet our future operating cash needs.

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

The Internal Revenue Service ("IRS") completed and finalized their examination for tax years March 2014 through March 2021. During the third quarter of fiscal year 2026, we received $2.4 million related to this examination. We received another $117.0 related to this examination during the fourth quarter of fiscal 2026. We are owed $10.0 million, which is reflected in prepaid expense, plus interest of $2.1 million, which is reflected in trade receivables and reinsurance recoverables, net. The refund is being processed by the Centralized Case Processing department of the IRS.

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of June 30, 2026, we had available borrowing capacity under existing credit facilities of $465.0 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure.

Use of Cash

Our estimates as to future use of cash have not materially changed from the disclosure included under the subheading Use of Cash in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Fiscal 2027 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals and is likely to remain stable in fiscal 2027. Revenue in the U-Move® program could be adversely impacted should we fail to execute in any of these areas. Should we be unable to acquire enough new rental equipment to properly rotate our fleet, repair and maintenance costs will continue to increase. Even if we execute our plans, we could see declines in revenues primarily due to unforeseen events including adverse economic conditions or heightened competition that is beyond our control.

With respect to our storage business, we have added new locations and expanded existing locations. In fiscal 2027, we are actively looking to complete current projects, increase occupancy in our existing portfolio of locations and acquire new locations. New projects and acquisitions will be considered and pursued if they fit our long-term plans and meet our financial objectives. It is likely spending on acquisitions and new development will decrease in fiscal 2027. We will continue to invest capital and resources in the U-Box® program throughout fiscal 2027.

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

Consolidating Schedules by Segment (Unaudited)

This information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent with its subsidiaries.

Consolidating balance sheets by segment as of June 30, 2026 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Assets:
Cash and cash equivalents	$883,630	$88,846	$124,860	$—		$1,097,336
Trade receivables and reinsurance recoverables, net	124,965	33,206	32,741	—		190,912
Inventories and parts	180,325	—	—	—		180,325
Prepaid expenses	137,688	—	—	—		137,688
Fixed maturity securities available-for-sale, net, at fair value	—	225,067	2,095,971	—		2,321,038
Equity securities, at fair value	—	692	14,032	—		14,724
Investments, other	—	117,535	537,781	—		655,316
Deferred policy acquisition costs, net	—	—	110,550	—		110,550
Other assets	102,086	12,996	31,416	—		146,498
Right of use assets - operating, net	37,789	837	207	—		38,833
Related party assets	59,425	8,005	15,084	(38,373)	(c)	44,141

Investment in subsidiaries	635,133	—	—	(635,133)	(b)	—

Property, plant and equipment, at cost:
Land	1,866,794	—	—	—		1,866,794
Buildings and improvements	10,727,955	—	—	—		10,727,955
Furniture and equipment	1,087,938	—	—	—		1,087,938
Rental trailers and other rental equipment	1,239,808	—	—	—		1,239,808
Rental trucks	8,876,256	—	—	—		8,876,256
	23,798,751	—	—	—		23,798,751
Less: Accumulated depreciation	(7,074,624)	—	—	—		(7,074,624)
Total property, plant and equipment, net	16,724,127	—	—	—		16,724,127
Total assets	$18,885,168	$487,184	$2,962,642	$(673,506)		$21,661,488

(a) Balances as of March 31, 2026
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of June 30, 2026 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$873,384	$4,451	$31,312	$—		$909,147
Notes, loans and finance liabilities payable, net	8,105,429	—	—	—		8,105,429
Operating lease liabilities	38,515	842	220	—		39,577
Policy benefits and losses, claims and loss expenses payable	472,397	113,696	361,777	—		947,870
Liabilities from investment contracts	—	—	2,335,870	—		2,335,870
Other policyholders' funds and liabilities	—	(153)	2,604	—		2,451
Deferred income	69,269	—	—	—		69,269
Deferred income taxes, net	1,641,524	6,414	(55,866)	—		1,592,072
Related party liabilities	27,836	5,129	8,397	(41,362)	(c)	—
Total liabilities	11,228,354	130,379	2,684,314	(41,362)		14,001,685

Stockholders' equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(184,083)	(5,782)	(122,266)	131,037	(b)	(181,094)
Retained earnings	8,093,626	268,166	371,823	(639,779)	(b)	8,093,836
Cost of common stock in treasury, net	(541,383)	—	—	—		(541,383)
Cost of Series N non-voting common stock in treasury, net	(32,780)	—	—	—		(32,780)
Cost of preferred stock in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	7,656,814	356,805	278,328	(632,144)		7,659,803
Total liabilities and stockholders' equity	$18,885,168	$487,184	$2,962,642	$(673,506)		$21,661,488

(a) Balances as of March 31, 2026
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of March 31, 2026 were as follows:

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

(a) Balances as of December 31, 2025
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of March 31, 2026 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$813,115	$12,881	$24,298	$—		$850,294
Notes, loans and finance liabilities payable, net	8,083,374	—	—	—		8,083,374
Operating lease liabilities	40,593	133	231	—		40,957
Policy benefits and losses, claims and loss expenses payable	454,171	116,052	369,651	—		939,874
Liabilities from investment contracts	—	—	2,357,545	—		2,357,545
Other policyholders' funds and liabilities	—	116	2,783	—		2,899
Deferred income	56,614	—	—	—		56,614
Deferred income taxes, net	1,605,618	3,391	(49,428)	—		1,559,581
Related party liabilities	25,684	3,627	8,583	(37,894)	(c)	—
Total liabilities	11,079,169	136,200	2,713,663	(37,894)		13,891,138

Stockholders' equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common Stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(166,869)	(3,660)	(108,511)	115,400	(b)	(163,640)
Retained earnings	7,979,510	258,473	369,131	(627,394)	(b)	7,979,720
Cost of common shares in treasury, net	(525,653)	—	—	—		(525,653)
Cost of preferred shares in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	7,608,422	349,234	289,391	(635,396)		7,611,651
Total liabilities and stockholders' equity	$18,687,591	$485,434	$3,003,054	$(673,290)		$21,502,789

(a) Balances as of December 31, 2025
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating statement of operations by segment for the quarter ended June 30, 2026 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rental revenues	$1,088,398	$—	$—	$(820)	(c)	$1,087,578
Self-storage revenues	250,172	—	—	—		250,172
Self-moving and self-storage products and service sales	99,240	—	—	—		99,240
Property management fees	9,565	—	—	—		9,565
Life insurance premiums	—	—	18,066	—		18,066
Property and casualty insurance premiums	—	25,230	—	(979)	(c)	24,251
Net investment and interest income	—	5,993	32,093	(718)	(b)	37,368
Other revenue	154,574	—	1,317	(104)	(b)	155,787
Total revenues	1,601,949	31,223	51,476	(2,621)		1,682,027

Costs and expenses:
Operating expenses	869,116	13,633	6,144	(1,903)	(b,c)	886,990
Commission expenses	120,272	—	—	—		120,272
Cost of product sales	71,754	—	—	—		71,754
Benefits and losses	—	5,296	36,841	—		42,137
Amortization of deferred policy acquisition costs	—	—	4,874	—		4,874
Lease expense	4,085	78	24	(691)	(b)	3,496
Depreciation, net of (gains) losses on disposals	298,840	—	—	—		298,840
Net (gains) losses on disposal of real estate	3,068	—	—	—		3,068
Total costs and expenses	1,367,135	19,007	47,883	(2,594)		1,431,431

Earnings from operations before equity in earnings of subsidiaries	234,814	12,216	3,593	(27)		250,596

Equity in earnings of subsidiaries	12,385	—	—	(12,385)	(d)	—

Earnings from operations	247,199	12,216	3,593	(12,412)		250,596
Other components of net periodic benefit costs	(357)	—	—	—		(357)
Other interest income	9,463	—	—	(72)	(b)	9,391
Interest expense	(97,939)	—	(72)	99	(b)	(97,912)
Fees on early extinguishment of debt and costs of defeasance	(31)	—	—	—		(31)
Pretax earnings	158,335	12,216	3,521	(12,385)		161,687
Income tax expense	(35,406)	(2,523)	(829)	—		(38,758)
Net earnings available to common stockholders	$122,929	$9,693	$2,692	$(12,385)		$122,929

(a) Balances for the quarter ended March 31, 2026
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by segment for the quarter ended June 30, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues:
Self-moving equipment rental revenues	$1,059,031	$—	$—	$(758)	(c)	$1,058,273
Self-storage revenues	234,237	—	—	—		234,237
Self-moving and self-storage products and service sales	98,188	—	—	—		98,188
Property management fees	9,582	—	—	—		9,582
Life insurance premiums	—	—	19,169	—		19,169
Property and casualty insurance premiums	—	23,281	—	$(1,543)	(c)	21,738
Net investment and interest income	—	6,440	29,498	(727)	(b)	35,211
Other revenue	152,821	—	1,427	(176)	(b)	154,072
Total revenues	1,553,859	29,721	50,094	(3,204)		1,630,470

Costs and expenses:
Operating expenses	814,182	12,260	2,785	(2,478)	(b,c)	826,749
Commission expenses	116,737	—	—	—		116,737
Cost of product sales	72,205	—	—	—		72,205
Benefits and losses	—	5,499	39,683	—		45,182
Amortization of deferred policy acquisition costs	—	—	4,917	—		4,917
Lease expense	5,465	74	33	(698)	(b)	4,874
Depreciation, net of (gains) losses on disposals	304,009	—	—	—		304,009
Net (gains) losses on disposal of real estate	(1,617)	—	—	—		(1,617)
Total costs and expenses	1,310,981	17,833	47,418	(3,176)		1,373,056

Earnings from operations before equity in earnings of subsidiaries	242,878	11,888	2,676	(28)		257,414

Equity in earnings of subsidiaries	11,504	—	—	(11,504)	(d)	—

Earnings from operations	254,382	11,888	2,676	(11,532)		257,414
Other components of net periodic benefit costs	(346)	—	—	—		(346)
Other interest income	10,765	—	—	(96)	(b)	10,669
Interest expense	(82,358)	—	(96)	124	(b)	(82,330)
Fees on early extinguishment of debt and costs of defeasance	(26)	—	—	—		(26)
Pretax earnings	182,417	11,888	2,580	(11,504)		185,381
Income tax expense	(40,086)	(2,468)	(496)	—		(43,050)
Net earnings available to common stockholders	$142,331	$9,420	$2,084	$(11,504)		$142,331

(a) Balances for the quarter ended March 31, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by segment for the quarter ended June 30, 2026 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$122,929	$9,693	$2,692	$(12,385)	$122,929
Earnings from consolidated entities	(12,385)	—	—	12,385	—
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	300,636	—	—	—	300,636
Amortization of premiums and accretion of discounts related to investments, net	—	301	3,977	—	4,278
Amortization of debt issuance costs	1,940	—	—	—	1,940
Interest credited to policyholders	—	—	21,521	—	21,521
Provision for allowance for losses on trade receivables, net	512	—	—	—	512
Operating lease right-of-use asset amortization	2,068	—	—	—	2,068
Net (gains) losses on disposals of equipment	(1,796)	—	—	—	(1,796)
Net (gains) losses on disposal of real estate	3,068	—	—	—	3,068
Net (gains) losses on sales of fixed maturity securities	—	—	1,514	—	1,514
Net (gains) losses on equity securities and investments, other	—	(38)	1,124	—	1,086
Deferred income taxes, net	35,879	3,588	(2,782)	—	36,685
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(30,020)	573	(2,436)	—	(31,883)
Inventories and parts	(2,175)	—	—	—	(2,175)
Prepaid expenses	53,829	—	—	—	53,829
Deferred policy acquisition costs, net	—	—	2,302	—	2,302
Other assets	(20,177)	(256)	676	—	(19,757)
Related party assets	6,908	(1,435)	(24)	—	5,449
Accounts payable and accrued expenses and operating lease liabilities	88,474	(8,493)	18,691	—	98,672
Policy benefits and losses, claims and loss expenses payable	18,615	(2,356)	(2,618)	—	13,641
Other policyholders' funds and liabilities	—	(269)	(179)	—	(448)
Deferred income	12,737	—	—	—	12,737
Other liabilities	2,152	1,503	(186)	—	3,469
Net cash provided by (used in) operating activities	583,194	2,811	44,272	—	630,277

Cash flows from investing activities:
Escrow deposits activity	(867)	—	—	—	(867)
Purchases of:
Property, plant and equipment	(822,362)	—	—	—	(822,362)
Fixed maturity securities available-for-sale	—	(1,204)	(114,596)	—	(115,800)
Equity securities	—	—	—	—	—
Investments, other	—	—	(40,692)	—	(40,692)
Proceeds from sales of:
Property, plant and equipment	148,265	—	—	—	148,265
Fixed maturity securities available-for-sale	—	14,955	166,412	—	181,367
Equity securities	—	—	—	—	—
Investments, other	—	8,236	70,943	—	79,179
Net cash (used in) provided by investing activities	(674,964)	21,987	82,067	—	(570,910)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2026

Consolidating cash flow statements by segment for the quarter ended June 30, 2026 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	618,213	—	—	—	618,213
Principal repayments on credit facilities	(594,696)	—	—	—	(594,696)
Payment of debt issuance costs	(1,822)	—	—	—	(1,822)
Securitization deposits	—	—	—	—	—
Series N Non-Voting Common Stock dividends paid	(8,813)	—	—	—	(8,813)
Repurchase of Common Stock	(15,570)	—	—	—	(15,570)
Repurchase of Series N Non-Voting Common Stock	(32,445)	—	—	—	(32,445)
Investment contract deposits	—	—	77,854	—	77,854
Investment contract withdrawals	—	—	(121,050)	—	(121,050)
Net cash provided by (used in) financing activities	(35,133)	—	(43,196)	—	(78,329)

Effects of exchange rate on cash	(3,849)	—	—	—	(3,849)

Increase (decrease) in cash and cash equivalents	(130,752)	24,798	83,143	—	(22,811)
Cash and cash equivalents at beginning of period	1,014,382	64,048	41,717	—	1,120,147
Cash and cash equivalents at end of period	$883,630	$88,846	$124,860	$—	$1,097,336
	(page 2 of 2)
(a) Balance for the period ended March 31, 2026

Consolidating cash flow statements by segment for the quarter ended June 30, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(Unaudited)
Cash flows from operating activities:	(In thousands)
Net earnings	$142,331	$9,420	$2,084	$(11,504)	$142,331
Earnings from consolidated entities	(11,504)	—	—	11,504	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	282,076	—	—	—	282,076
Amortization of premiums and accretion of discounts related to investments, net	—	354	3,877	—	4,231
Amortization of debt issuance costs	1,531	—	—	—	1,531
Interest credited to policyholders	—	—	21,022	—	21,022
Provision for allowance (recoveries) for losses on trade receivables, net	462	—	—	—	462
Operating lease right-of-use asset amortization	2,264	—	—	—	2,264
Net (gains) losses on disposals of equipment	21,933	—	—	—	21,933
Net (gains) losses on disposal of real estate	(1,617)	—	—	—	(1,617)
Net (gains) losses on sales of fixed maturity securities	—	—	745	—	745
Net (gains) losses on equity securities and investments, other	—	(351)	3,866	—	3,515
Deferred income taxes, net	10,532	1,569	(4,756)	—	7,345
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(5,123)	3,319	1,169	—	(635)
Inventories and parts	(10,163)	—	—	—	(10,163)
Prepaid expenses	(2,590)	—	—	—	(2,590)
Deferred policy acquisition costs, net	—	—	108	—	108
Other assets	(3,415)	88	(318)	—	(3,645)
Related party assets	1,516	(3,098)	(19)	—	(1,601)
Accounts payable and accrued expenses	98,384	(187)	1,086	—	99,283
Policy benefits and losses, claims and loss expenses payable	14,349	(3,149)	(2,852)	—	8,348
Other policyholders' funds and liabilities	—	46	5,033	—	5,079
Deferred income	12,134	—	—	—	12,134
Other liabilities	1,720	1,198	3,302	—	6,220
Net cash provided by (used in) operating activities	554,820	9,209	34,347	—	598,376

Cash flows from investing activities:
Escrow deposits activity	550	—	—	—	550
Purchases of:
Property, plant and equipment	(916,571)	—	—	—	(916,571)
Fixed maturity securities available-for-sale	—	—	(101,170)	—	(101,170)
Equity securities	—	(160)	—	—	(160)
Investments, other	—	(6,925)	(55,212)	—	(62,137)
Proceeds from sales of:
Property, plant and equipment	166,182	—	—	—	166,182
Fixed maturity securities available-for-sale	—	6,873	84,873	—	91,746
Equity securities	—	158	—	—	158
Investments, other	—	10,313	47,048	—	57,361
Net cash (used in) provided by investing activities	(749,839)	10,259	(24,461)	—	(764,041)
	(page 1 of 2)
(a) Balance for the period ended March 31, 2025

Consolidating cash flow statements by segment for the quarter ended June 30, 2025 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated
	(Unaudited)
Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	349,981	—	—	—	349,981
Principal repayments on credit facilities	(286,581)	—	—	—	(286,581)
Payment of debt issuance costs	(1,286)	—	—	—	(1,286)
Finance lease payments	(11,359)	—	—	—	(11,359)
Securitization deposits	109	—	—	—	109
Series N Non-Voting Common Stock dividends paid	(8,824)	—	—	—	(8,824)
Investment contract deposits	—	—	135,224	—	135,224
Investment contract withdrawals	—	—	(129,820)	—	(129,820)
Net cash provided by (used in) financing activities	42,040	—	5,404	—	47,444

Effects of exchange rate on cash	6,581	—	—	—	6,581

Increase (decrease) in cash and cash equivalents	(146,398)	19,468	15,290	—	(111,640)
Cash and cash equivalents at beginning of period	872,467	96,165	20,196	—	988,828
Cash and cash equivalents at end of period	$726,069	$115,633	$35,486	$—	$877,188
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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations and one variable rate operating lease. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform their obligations. The following table is a summary of our interest rate swap agreements as of June 30, 2026:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$52,287	$2,506	7/15/2022	7/15/2032	2.86%	1 Month SOFR
87,500	(110)	8/1/2024	8/1/2026	4.36%	1 Month SOFR

As of June 30, 2026, we had $827.3 million of variable rate debt obligations, of this amount, $687.5 million is not fixed through interest rate swaps. If Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $5.5 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of June 30, 2026 and March 31, 2026, these derivative hedges had a net market value of $5.3 million and $8.9 million, respectively, with notional amounts of $266.6 million and $310.1 million, respectively. Of these derivative instruments, $11.2 million and $26.5 million are included in Investments, other and are offset by $5.9 million and $17.6 million, which are included in Accounts payable and accrued expenses as of June 30, 2026 and March 31, 2026, respectively on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.5% and 5.3% of our revenue was generated in Canada during the first three months of fiscal 2027 and 2026, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are not aware of any material updates to the Risk Factors described in our previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2026, the Company's Board of Directors (the "Board") authorized a $350 million stock repurchase program (the "Stock Repurchase Program") with no expiration date. Under the Stock Repurchase Program, the Company may purchase up to $350 million in aggregate for both of its Voting Common Stock and Non-Voting Common Stock in open market purchases, privately negotiated transactions, block trades, accelerated share repurchase programs, or in any other manner in compliance with applicable law. The timing and amount of stock repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. During the first quarter of fiscal 2027, the Company repurchased 248,368 shares of its Voting Common Stock at a cost of $15.6 million and repurchased 584,278 shares of its Non-Voting Common Stock at a cost of $32.4 million, excluding any commissions related to the purchases.

As part of our Stock Repurchase Progam, between July 1, 2026 and August 3, 2026, we have repurchased 134,840 shares of its Voting Common Stock at a cost of $9.1 million and repurchased 716,899 shares of its Non-Voting Common Stock at a cost of $44.0 million, excluding any commissions related to the purchases.

	Voting Common Stock		Non-Voting Common Stock
Period	Total # of Shares Repurchased	Avg Price Paid per Share	Total # of Shares Repurchased	Avg Price Paid per Share	Total # of Shares Repurchased as Part of Publicly Announced Plan	Maximum $ of Shares That May Yet be Purchased Under the Stock Repurchase Program

May 22-31, 2026	-	$—	-	$—	-	$350,000,000
June 1-30, 2026	248,368	$62.69	584,278	$55.53	832,646	$301,984,881
First Quarter Total	248,368	$62.69	584,278	$55.53	832,646

[1]All shares were repurchased under the Board authorization covering up to $350 million of the Company’s Voting Common Stock and Non-Voting Common Stock announced on May 27, 2026. Unless modified or revoked by the Board, this authorization does not expire.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following documents are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description	Page or Method of Filing
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding	Filed herewith

Company
32.1	Certificate of Edward J. Shoen, President and Chairman of the Board of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certificate of Jason A. Berg, Chief Financial Officer of U-Haul Holding Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Filed herewith
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-Haul Holding Company

Date: August 5, 2026	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: August 5, 2026	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2026	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)