Form 10-Q
period 2026-09-30
U-Haul Holding Co /NV/
filed 2026-11-04
CIK 4457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

19,209,493 shares of Common Stock, $0.25 par value, were outstanding as of November 3, 2026.

174,790,336 shares of Series N Non-Voting Common Stock, $0.001 par value, were outstanding as of November 3, 2026.

Part i Financial information

Item 1. Financial Statements

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED balance sheets

	September 30,	March 31,
	2026	2026
	(Unaudited)
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$999,862	$1,120,147
Trade receivables and reinsurance recoverables, net	370,738	159,768
Inventories and parts	182,905	178,155
Prepaid expenses	142,898	191,671
Fixed maturity securities available-for-sale (net of allowance for credit loss of $3,946 and $3,960, respectively) at fair value and amortized cost ($2,417,952 and $2,558,342 respectively)	2,255,298	2,417,912
Equity securities, at fair value	15,650	14,976
Investments, other	693,355	706,314
Deferred policy acquisition costs, net	59,497	112,852
Other assets	159,226	127,202
Right of use assets - operating, net	36,907	40,188
Related party assets	48,260	53,159

Property, plant and equipment, at cost:
Land	1,897,373	1,865,369
Buildings and improvements	10,928,024	10,542,945
Furniture and equipment	1,097,361	1,074,032
Rental trailers and other rental equipment	1,275,531	1,206,253
Rental trucks	8,985,854	8,554,508
	24,184,143	23,243,107
Less: Accumulated depreciation	(7,273,917)	(6,862,662)
Total property, plant and equipment, net	16,910,226	16,380,445
Total assets	$21,874,822	$21,502,789
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$872,725	$850,294
Notes, loans and finance liabilities payable, net	8,230,090	8,083,374
Operating lease liabilities	37,637	40,957
Policy benefits and losses, claims and loss expenses payable	965,895	939,874
Liabilities from investment contracts	2,343,240	2,357,545
Other policyholders' funds and liabilities	9,325	2,899
Deferred income	69,270	56,614
Deferred income taxes, net	1,628,807	1,559,581
Total liabilities	14,156,989	13,891,138

Commitments and contingencies (notes 5 and 10)
Stockholders' equity:
Series preferred stock, with or without par value, 50,000,000 shares authorized: none issued and outstanding	—	—
Common stock, with $0.25 par value, 250,000,000 shares authorized: 41,985,700 issued and 19,209,493 and 19,607,788 outstanding as of September 30 and March 31, 2026, respectively	10,497	10,497
Serial common stock, with or without par value, 250,000,000 shares authorized: Series N Non-Voting Common Stock with $0.001 par value; 250,000,000 shares authorized; 176,470,092 shares issued and 174,790,336 and 176,470,092 outstanding as of September 30 and March 31, 2026, respectively	176	176

Additional paid-in capital	462,548	462,548
Accumulated other comprehensive loss	(171,869)	(163,640)
Retained earnings	8,221,772	7,979,720
Cost of common stock in treasury, net (22,776,207 and 22,377,912 shares as of September 30 and March 31, 2026, respectively)	(551,578)	(525,653)
Cost of Series N non-voting common stock in treasury, net (1,679,756 and 0 shares as of September 30 and March 31, 2026, respectively)	(101,716)	—
Cost of preferred stock in treasury, net (6,100,000 shares)	(151,997)	(151,997)
Total stockholders' equity	7,717,833	7,611,651
Total liabilities and stockholders' equity	$21,874,822	$21,502,789

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Quarter ended September 30,
	2026	2025
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$1,147,929	$1,110,477
Self-storage revenues	262,138	246,299
Self-moving and self-storage products and service sales	90,302	89,829
Property management fees	9,580	9,621
Life insurance premiums	7,925	18,370
Property and casualty insurance premiums	29,545	28,272
Net investment and interest income	39,857	40,022
Other revenue	185,399	177,032
Total revenues	1,772,675	1,719,922

Costs and expenses:
Operating expenses	965,051	909,542
Commission expenses	126,644	121,811
Cost of product sales	66,967	67,625
Benefits and losses	20,750	48,178
Amortization of deferred policy acquisition costs	18,604	4,962
Lease expense	3,863	5,071
Depreciation, net of (gains) losses on disposals of ($4,290 and $38,499, respectively)	306,001	340,608
Net (gains) losses on disposal of real estate	(253)	4,531
Total costs and expenses	1,507,627	1,502,328

Earnings from operations	265,048	217,594
Other components of net periodic benefit costs	(357)	(345)
Other interest income	8,359	10,015
Interest expense	(99,019)	(90,305)
Fees on early extinguishment of debt and costs of defeasance	(44)	—
Pretax earnings	173,987	136,959
Income tax expense	(37,312)	(31,409)
Net earnings available to common stockholders	$136,675	$105,550
Basic and diluted earnings per share of Common Stock	$0.66	$0.49
Weighted average shares outstanding of Common Stock: Basic and diluted	19,246,975	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$0.71	$0.54
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	175,158,177	176,470,092

Related party revenues for the second quarters ended September 30, 2026 and 2025, net of eliminations, were $9.6 million and $9.6 million, respectively.

Related party costs and expenses for the second quarters ended September 30, 2026 and 2025, net of eliminations, were $33.0 million and $32.7 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED Statements of operations

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands, except share and per share amounts)
Revenues:
Self-moving equipment rental revenues	$2,235,507	$2,168,750
Self-storage revenues	512,310	480,536
Self-moving and self-storage products and service sales	189,542	188,017
Property management fees	19,145	19,203
Life insurance premiums	25,991	37,539
Property and casualty insurance premiums	53,796	50,010
Net investment and interest income	77,225	75,233
Other revenue	341,186	331,104
Total revenues	3,454,702	3,350,392

Costs and expenses:
Operating expenses	1,852,041	1,736,291
Commission expenses	246,916	238,548
Cost of product sales	138,721	139,830
Benefits and losses	62,887	93,360
Amortization of deferred policy acquisition costs	23,478	9,879
Lease expense	7,359	9,945
Depreciation, net of (gains) losses on disposal ($2,494 and $60,432, respectively)	604,841	644,617
Net (gains) losses on disposal of real estate	2,815	2,914
Total costs and expenses	2,939,058	2,875,384

Earnings from operations	515,644	475,008
Other components of net periodic benefit costs	(714)	(691)
Other interest income	17,750	20,684
Interest expense	(196,931)	(172,635)
Fees on early extinguishment of debt and costs of defeasance	(75)	(26)
Pretax earnings	335,674	322,340
Income tax expense	(76,070)	(74,459)
Net earnings available to common stockholders	$259,604	$247,881
Basic and diluted earnings per common share	$1.24	$1.17
Weighted average common shares outstanding: Basic and diluted	19,401,609	19,607,788
Basic and diluted earnings per share of Series N Non-Voting Common Stock	$1.34	$1.27
Weighted average shares outstanding of Series N Non-Voting Common Stock: Basic and diluted	175,720,426	176,470,092

Related party revenues for the first six months ended September 30, 2026 and 2025, net of eliminations, were $19.1 million and $19.2 million, respectively.

Related party costs and expenses for the first six months ended September 30, 2026 and 2025, net of eliminations, were $64.6 million and $64.9 million, respectively.

Please see Note 11, Related Party Transactions, of the Notes to Consolidated Financial Statements for more information on the related party revenues and costs and expenses.

The accompanying notes are an integral part of these consolidated financial statements.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

consolidatED statements of COMPREHENSIVE INCOME (loss)

Quarter ended September 30, 2026	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income (loss):
Net earnings	$173,987	$(37,312)	$136,675
Other comprehensive income (loss):
Foreign currency translation	5,379	—	5,379
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	3,058	(629)	2,429
Change in fair value of cash flow hedges	2,209	(655)	1,554
Amounts reclassified into earnings on hedging activities	(184)	47	(137)
Total other comprehensive income (loss)	10,462	(1,237)	9,225

Total comprehensive income (loss)	$184,449	$(38,549)	$145,900

Quarter ended September 30, 2025	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income (loss):
Net earnings	$136,959	$(31,409)	$105,550
Other comprehensive income (loss):
Foreign currency translation	(1,459)	—	(1,459)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	15,451	(3,249)	12,202
Change in fair value of cash flow hedges	441	(112)	329
Amounts reclassified into earnings on hedging activities	(906)	226	(680)
Total other comprehensive income (loss)	13,527	(3,135)	10,392

Total comprehensive income (loss)	$150,486	$(34,544)	$115,942

Six months ended September 30, 2026	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income (loss):
Net earnings	$335,674	$(76,070)	$259,604
Other comprehensive income (loss):
Foreign currency translation	3,695	—	3,695
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	(17,277)	3,591	(13,686)
Change in fair value of cash flow hedges	(37)	19	(18)
Amounts reclassified into earnings on hedging activities	2,373	(593)	1,780
Total other comprehensive income (loss)	(11,246)	3,017	(8,229)

Total comprehensive income (loss)	$324,428	$(73,053)	$251,375

Six months ended September 30, 2025	Pre-tax	Tax	Net
	(Unaudited)
	(In thousands)
Comprehensive income (loss):
Net earnings	$322,340	$(74,459)	$247,881
Other comprehensive income (loss):
Foreign currency translation	961	—	961
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses)	49,938	(10,504)	39,434
Change in fair value of cash flow hedges	(5,909)	1,472	(4,437)
Amounts reclassified into earnings on hedging activities	4,736	(1,184)	3,552
Total other comprehensive income (loss)	49,726	(10,216)	39,510

Total comprehensive income (loss)	$372,066	$(84,675)	$287,391

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock - Shares	Common Stock - Amount	Series N Non-Voting Common Stock - Shares	Series N Non-Voting Common Stock - Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Series N Non-Voting Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of June 30, 2026	19,360	$10,497	175,886	$176	$462,548	$(181,094)	$8,093,836	$(541,383)	$(32,780)	$(151,997)	$7,659,803
Foreign currency translation	—	—	—	—	—	5,379	—	—	—	—	5,379
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	—	—	2,429	—	—	—	—	2,429
Change in fair value of cash flow hedges, net of tax	—	—	—	—	—	1,554	—	—	—	—	1,554
Amounts reclassified into earnings on hedging activities	—	—	—	—	—	(137)	—	—	—	—	(137)
Net earnings	—	—	—	—		—	136,675	—	—	—	136,675
Series N Non-Voting Common Stock dividends: ($0.05 per share)	—	—	—	—	—	—	(8,739)	—	—	—	(8,739)
Repurchases of Common Stock	(150)	—	—	—	—	—	—	(10,195)	—	—	(10,195)
Repurchases of Series N Non-Voting Common Stock	—	—	(1,096)	—	—	—	—	—	(68,936)	—	(68,936)
Net activity	(150)	—	(1,096)	—	—	9,225	127,936	(10,195)	(68,936)	—	58,030
Balance as of September 30, 2026	19,210	$10,497	174,790	$176	$462,548	$(171,869)	$8,221,772	$(551,578)	$(101,716)	(151,997)	$7,717,833

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock - Shares	Common Stock - Amount	Series N Non-Voting Common Stock - Shares	Series N Non-Voting Common Stock - Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Series N Non-Voting Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of June 30, 2025	19,608	$10,497	176,470	$176	$462,548	$(200,196)	$8,065,393	$(525,653)	$—	$(151,997)	$7,660,768
Foreign currency translation	—	—	—	—	—	(1,459)	—	—	—	—	(1,459)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	—	—	12,202	—	—	—	—	12,202
Change in fair value of cash flow hedges, net of tax	—	—	—	—	—	329	—	—	—	—	329
Amounts reclassified into earnings on hedging activities	—	—	—	—	—	(680)	—	—	—	—	(680)
Net earnings	—	—	—	—	—	—	105,550	—	—	—	105,550
Series N Non-Voting Common stock dividends: ($0.05 per share)	—	—	—	—	—	—	(8,823)	—	—	—	(8,823)
Net activity	—	—	—	—	—	10,392	96,727	—	—	—	107,119
Balance as of September 30, 2025	19,608	$10,497	$176,470	$176	$462,548	$(189,804)	$8,162,120	$(525,653)	$—	$(151,997)	$7,767,887

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock - Shares	Common Stock - Amount	Series N Non-Voting Common Stock - Shares	Series N Non-Voting Common Stock - Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Series N Non-Voting Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2026	19,608	$10,497	176,470	$176	$462,548	$(163,640)	$7,979,720	$(525,653)	$—	$(151,997)	$7,611,651
Foreign currency translation	—	—	—	—	—	3,695	—	—	—	—	3,695
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	—	—	(13,686)	—	—	—	—	(13,686)
Change in fair value of cash flow hedges, net of tax	—	—	—	—	—	(18)	—	—	—	—	(18)
Amounts reclassified into earnings on hedging activities	—	—	—	—	—	1,780	—	—	—	—	1,780
Net earnings	—	—	—	—	—	—	259,604	—	—	—	259,604
Series N Non-Voting Common Stock dividends: ($0.10 per share)	—	—	—	—	—	—	(17,552)	—	—	—	(17,552)
Repurchases of Common Stock	(398)	—	—	—	—	—	—	(25,925)	—		(25,925)
Repurchases of Series N Non-Voting Common Stock	—	—	(1,680)	—	—	—	—	—	(101,716)	—	(101,716)
Net activity	(398)	—	(1,680)	—	—	(8,229)	242,052	(25,925)	(101,716)	—	106,182
Balance as of September 30, 2026	19,210	$10,497	174,790	$176	$462,548	$(171,869)	$8,221,772	$(551,578)	$(101,716)	(151,997)	$7,717,833

U-Haul Holding Company and consolidated subsidiaries

consolidated statements of changes in stockholders’ equity

	Common Stock - Shares	Common Stock - Amount	Series N Non-Voting Common Stock - Shares	Series N Non-Voting Common Stock - Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Less: Treasury Common Stock	Less: Treasury Series N Non-Voting Common Stock	Less: Treasury Preferred Stock	Total Stockholders' Equity
	(Unaudited)
	(In thousands)
Balance as of March 31, 2025	19,608	$10,497	176,470	$176	$462,548	$(229,314)	$7,931,886	$(525,653)	$—	$(151,997)	$7,498,143
Foreign currency translation	—	—	—	—	—	961	—	—	—	—	961
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement gains (losses), net of tax	—	—	—	—	—	39,434	—	—	—	—	39,434
Change in fair value of cash flow hedges, net of tax	—	—	—	—	—	(4,437)	—	—	—	—	(4,437)
Amounts reclassified into earnings on hedging activities	—	—	—	—	—	3,552	—	—	—	—	3,552
Net earnings	—	—	—	—	—	—	247,881	—	—	—	247,881
Series N Non-Voting Common stock dividends: ($0.10 per share)	—	—	—	—	—	—	(17,647)	—	—	—	(17,647)
Net activity	—	—	—	—	—	39,510	230,234	—	—	—	269,744
Balance as of September 30, 2025	19,608	$10,497	176,470	$176	$462,548	$(189,804)	$8,162,120	$(525,653)	$—	$(151,997)	$7,767,887

The accompanying notes are an integral part of these consolidated financial statements.

U-Haul holding company AND CONSOLIDATED subsidiaries

consolidatED statements of cash flows

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$259,604	$247,881
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	602,347	584,185
Amortization of premiums and accretion of discounts related to investments, net	8,434	9,182
Amortization of debt issuance costs	3,982	3,434
Interest credited to policyholders	47,940	47,809
Provision for allowance for losses on trade receivables, net	(56)	(1,423)
Operating lease right-of-use asset amortization	4,073	4,553
Net (gains) losses on disposals of equipment	2,494	60,432
Net (gains) losses on disposal of real estate	2,815	2,914
Net (gains) losses on sales of fixed maturity securities	1,162	3,029
Net (gains) losses on equity securities and investments, other	(1,766)	(126)
Deferred income taxes, net	72,764	72,387
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(211,134)	56,525
Inventories and parts	(4,755)	(13,004)
Prepaid expenses	48,665	(33,534)
Deferred policy acquisition costs, net	53,355	2,612
Other assets	(24,159)	(13,028)
Related party assets	5,207	(3,143)
Accounts payable and accrued expenses and operating lease liabilities	87,926	80,415
Policy benefits and losses, claims and loss expenses payable	31,320	36,096
Other policyholders' funds and liabilities	6,427	(1,615)
Deferred income	12,732	2,873
Other liabilities	(411)	1,542
Net cash provided by (used in) operating activities	1,008,966	1,149,996

Cash flows from investing activities:
Escrow deposits activity	(9,272)	581
Purchases of:
Property, plant and equipment	(1,543,708)	(1,914,502)
Fixed maturity securities available-for-sale	(223,892)	(159,726)
Equity securities	(1,005)	(3,458)
Investments, other	(133,245)	(84,265)
Proceeds from sales of:
Property, plant and equipment	348,538	386,058
Fixed maturity securities available-for-sale	354,698	186,042
Equity securities	—	6,704
Investments, other	143,813	85,240
Net cash provided by (used in) investing activities	(1,064,073)	(1,497,326)

Cash flows from financing activities:
Borrowings from credit facilities	1,031,302	951,543
Principal repayments on credit facilities	(881,615)	(425,838)
Payment of debt issuance costs	(5,597)	(5,808)
Finance lease payments	—	(24,693)
Securitization deposits	—	224
Series N Non-Voting Common Stock dividends paid	(17,552)	(17,647)
Repurchase of Common Stock	(25,765)	—
Repurchase of Series N Non-Voting Common Stock	(101,381)	—
Investment contract deposits	170,010	181,834
Investment contract withdrawals	(232,255)	(222,462)
Net cash provided by (used in) financing activities	(62,853)	437,153

Effects of exchange rate on cash	(2,325)	4,169

Increase (decrease) in cash and cash equivalents	(120,285)	93,992
Cash and cash equivalents at the beginning of period	1,120,147	988,828
Cash and cash equivalents at the end of period	$999,862	$1,082,820

Supplemental disclosure of cash flow information:
Cash paid (received) for:
Interest	$197,918	$172,300
Interest on derivatives	(486)	(1,326)
Income taxes, net	(86,388)	2,906
Non-cash activities:
Right-of-use assets in exchange for lease liabilities	166	260
Purchase of property, plant and equipment included in accounts payable	30,965	70,615

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

2. Earnings per Share

We calculate earnings per share using the two-class method in accordance with ASC Topic 260, Earnings Per Share. The two-class method allocates the undistributed earnings available to common stockholders to the Company’s outstanding common stock, $0.25 par value (the “Voting Common Stock”), and the Company's Series N Non-Voting Common Stock, $0.001 par value (the “Non-Voting Common Stock”), based on each share’s percentage of total weighted average shares outstanding. The Voting Common Stock and the Non-Voting Common Stock are allocated approximately 10% and 90%, respectively, of our undistributed earnings available to common stockholders. This represents earnings available to common stockholders less the dividends declared for both the Voting Common Stock and the Non-Voting Common Stock.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the quarters ended September 30, 2026 and 2025 for the Voting Common Stock and the Non-Voting Common Stock were as follows:

	For the Quarters Ended
	September 30,
	2026	2025
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,246,975	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	194,405,152	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	9.90%	10.00%

Net earnings available to common stockholders	$136,675	$105,550
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,739)	(8,823)
Undistributed earnings available to common stockholders	$127,936	$96,727
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$12,666	$9,673

Undistributed earnings per share of Voting Common Stock	$0.66	$0.49
Dividends declared per share of Voting Common Stock	—	—
Basic and diluted earnings per share of Voting Common Stock	$0.66	$0.49

Weighted average shares outstanding of Non-Voting Common Stock	175,158,177	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	194,405,152	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90.10%	90.00%

Net earnings available to common stockholders	$136,675	$105,550
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(8,739)	(8,823)
Undistributed earnings available to common stockholders	$127,936	$96,727
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$115,270	$87,054

Undistributed earnings per share of Non-Voting Common Stock	$0.66	$0.49
Dividends declared per share of Non-Voting Common Stock	0.05	0.05
Basic and diluted earnings per share of Non-Voting Common Stock	$0.71	$0.54

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per share for the six months ended September 30, 2026 and 2025 for the Voting Common Stock and the Non-Voting Common Stock were as follows:

	Six months ended
	September 30,
	2026	2025
	(Unaudited)
	(In thousands, except share and per share amounts)

Weighted average shares outstanding of Voting Common Stock	19,401,609	19,607,788
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	195,122,035	196,077,880
Percent of weighted average shares outstanding of Voting Common Stock	9.94%	10.00%

Net earnings available to common stockholders	$259,604	$247,881
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(17,552)	(17,647)
Undistributed earnings available to common stockholders	$242,052	$230,234
Undistributed earnings available to common stockholders allocated to Voting Common Stock	$24,060	$23,023

Undistributed earnings per share of Voting Common Stock	$1.24	$1.17
Dividends declared per share of Voting Common Stock	—	—
Basic and diluted earnings per share of Voting Common Stock	$1.24	$1.17

Weighted average shares outstanding of Non-Voting Common Stock	175,720,426	176,470,092
Total weighted average shares outstanding for Voting Common Stock and Non-Voting Common Stock	195,122,035	196,077,880
Percent of weighted average shares outstanding of Non-Voting Common Stock	90.06%	90.00%

Net earnings available to common stockholders	$259,604	$247,881
Voting Common Stock dividends declared and paid	—	—
Non-Voting Common Stock dividends declared and paid	(17,552)	(17,647)
Undistributed earnings available to common stockholders	$242,052	$230,234
Undistributed earnings available to common stockholders allocated to Non-Voting Common Stock	$217,992	$207,211

Undistributed earnings per share of Non-Voting Common Stock	$1.24	$1.17
Dividends declared per share of Non-Voting Common Stock	0.10	0.10
Basic and diluted earnings per share of Non-Voting Common Stock	$1.34	$1.27

3. Investments

Expected maturities may differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

We deposit bonds with insurance regulatory authorities to meet statutory requirements. The amortized cost of bonds on deposit with insurance regulatory authorities was $21.0 million and $21.4 million as of September 30, 2026 and March 31, 2026, respectively.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Available-for-Sale Investments

Available-for-sale investments as of September 30, 2026 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$83,050	$158	$(5,184)	$—	$78,024
U.S. government agency mortgage-backed securities	122,914	262	(5,323)	—	117,853
Obligations of states and political subdivisions	111,267	196	(5,363)	—	106,100
Corporate securities	1,527,436	1,598	(115,722)	(1,679)	1,411,633
Mortgage-backed securities	573,285	1,537	(30,867)	(2,267)	541,688
	$2,417,952	$3,751	$(162,459)	$(3,946)	$2,255,298

Available-for-sale investments as of March 31, 2026 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Expected Credit Losses	Fair Value
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$89,591	$264	$(4,818)	$—	$85,037
U.S. government agency mortgage-backed securities	159,698	981	(7,554)	—	153,125
Obligations of states and political subdivisions	141,136	605	(4,727)	—	137,014
Corporate securities	1,603,317	6,556	(101,450)	(2,304)	1,506,119
Mortgage-backed securities	564,600	4,113	(30,440)	(1,656)	536,617
	$2,558,342	$12,519	$(148,989)	$(3,960)	$2,417,912

A summary of available-for-sale investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of September 30, 2026 and March 31, 2026 were as follows:

	September 30, 2026
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$2,133	$(22)	$70,673	$(5,162)	$72,806	$(5,184)
U.S. government agency mortgage-backed securities	44,108	(343)	19,767	(4,980)	63,875	(5,323)
Obligations of states and political subdivisions	40,837	(324)	44,320	(5,039)	85,157	(5,363)
Corporate securities	381,261	(5,459)	889,652	(110,263)	1,270,913	(115,722)
Mortgage-backed securities	160,326	(588)	166,433	(30,279)	326,759	(30,867)
	$628,665	$(6,736)	$1,190,845	$(155,723)	$1,819,510	$(162,459)

	March 31, 2026
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)
	(In thousands)
U.S. treasury securities and government obligations	$416	$(6)	$78,168	$(4,812)	$78,584	$(4,818)
U.S. government agency mortgage-backed securities	13,210	(91)	19,076	(7,463)	32,286	(7,554)
Obligations of states and political subdivisions	23,352	(101)	60,108	(4,626)	83,460	(4,727)
Corporate securities	108,413	(564)	1,045,121	(100,886)	1,153,534	(101,450)
Mortgage-backed securities	24,272	(2,280)	193,493	(28,160)	217,765	(30,440)
	$169,663	$(3,042)	$1,395,966	$(145,947)	$1,565,629	$(148,989)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross proceeds from sales of securities were $124.0 million and $2.4 million for the first six months ended September 30, 2026 and September 30, 2025, respectively. No material gross realized gains or losses were recognized.

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

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. There was a $14 thousand and $1.5 million net impairment charge recorded in the first six months ended September 30, 2026 and 2025, respectively.

The amortized cost and fair value of available-for-sale investments by contractual maturity were as follows:

	September 30, 2026		March 31, 2026
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Due in one year or less	$80,835	$80,282	$133,150	$132,947
Due after one year through five years	552,549	535,716	589,615	578,918
Due after five years through ten years	495,844	459,855	526,745	500,476
Due after ten years	715,439	637,757	744,232	668,954
	1,844,667	1,713,610	1,993,742	1,881,295

Mortgage-backed securities	573,285	541,688	564,600	536,617
	$2,417,952	$2,255,298	$2,558,342	$2,417,912

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity investments of common stock and non-redeemable preferred stock were as follows:

	September 30, 2026		March 31, 2026
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
	(In thousands)
Common stocks	$10,104	$10,094	$9,099	$9,089
Non-redeemable preferred stocks	9,000	5,556	9,000	5,887
	$19,104	$15,650	$18,099	$14,976

Changes in the market value of common stock and non-redeemable preferred stock are recognized in earnings.

Investments, other

The carrying value of the other investments was as follows:

	September 30,	March 31,
	2026	2026
	(Unaudited)
	(In thousands)
Mortgage loans, net	$671,218	$667,169
Policy loans	1,873	12,633
Other investments	20,264	26,512
	$693,355	$706,314

4. Accounts Payable and Accrued Expenses and Other Reserves

Accounts payable and accrued expenses were as follows:

	September 30,	March 31,
	2026	2026
	(Unaudited)
	(In thousands)
Accounts payable	$232,348	$238,840
Accrued expenses	640,377	611,454
	$872,725	$850,294

Other Reserves

Self-Insurance Liabilities

U-Haul retains the risk for certain public liability and third-party property damage claims related to our rental equipment. The consolidated balance sheets include $496.5 million and $453.4 million of liabilities related to these programs as of September 30, 2026 and March 31, 2026, respectively. These liabilities represent an estimate for both reported claims not yet paid and claims incurred but not yet reported and are recorded on an undiscounted basis in policy benefits and losses, claims and loss expenses payable. Requirements are based on actuarial evaluations of historical accident claims expense and trends, as well as future projection of ultimate losses, expenses and administrative costs. The adequacy of the liability is monitored based on evolving claim history. This liability is subject to change in the future based upon changes in the underlying assumptions including claims experience, frequency of incidents, and severity of incidents.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes, Loans and Finance Liabilities Payable, net

Long Term Debt

Long term debt was as follows:

	Fiscal Year 2027 Interest Rates			Maturities			Weighted Avg Interest Rates (b)	September 30, 2026	March 31, 2026
								(Unaudited)
								(In thousands)
Real estate loans (amortizing term) (a)	4.39%	-	4.94%	2029	-	2037	4.83%	$270,206	$254,007
Senior mortgages	2.70%	-	6.05%	2026	-	2042	4.99%	3,094,528	2,950,201
Real estate loans (revolving credit)	—%	-	—%	—	-	2027	-%	—	—
Fleet loans (amortizing term)	1.61%	-	6.02%	2026	-	2033	5.39%	167,195	145,660
Fleet loans (revolving credit)	4.90%	-	4.94%	2029	-	2031	4.92%	635,000	635,000
Finance liabilities (rental equipment)	1.60%	-	6.80%	2026	-	2034	5.30%	2,344,491	2,376,704
Private placements	2.43%	-	6.00%	2029	-	2035	3.62%	1,700,000	1,700,000
Other obligations	1.50%	-	8.00%	2026	-	2049	6.47%	61,857	63,377
Notes, loans and finance liabilities payable								8,273,277	8,124,949
Less: Debt issuance costs								(43,187)	(41,575)
Total notes, loans and finance liabilities payable, net								$8,230,090	$8,083,374

(a) A certain loan has interest rate swaps fixing the rate for the relevant loan at 2.86% based on current margin. The weighted average interest rate calculation for these loans was 4.70% using the swap adjusted interest rate.

(b) Weighted average rates as of September 30, 2026.

Annual Maturities of Notes, Loans and Finance Liabilities Payable

The annual maturities and regular amortization of our notes, loans and finance liabilities payable, before debt issuance costs, as of September 30, 2026 for the next five years and thereafter are as follows:

	Years Ended September 30,
	2027	2028	2029	2030	2031	Thereafter	Total
	(Unaudited)
	(In thousands)
Notes, loans and finance liabilities payable	$981,394	$923,449	$1,223,833	$1,140,696	$839,325	$3,164,580	$8,273,277

Interest on Borrowings

Interest Expense

Components of interest expense included the following:

	Quarter ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
Interest expense	$101,418	$89,854
Capitalized interest	(4,305)	(558)
Amortization of transaction costs	1,996	1,571
Interest expense resulting from cash flow hedges	(90)	(562)
Total interest expense	$99,019	$90,305

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
Interest expense	$200,573	$176,473
Capitalized interest	(7,330)	(5,852)
Amortization of transaction costs	3,905	3,103
Interest expense resulting from cash flow hedges	(217)	(1,089)
Total interest expense	$196,931	$172,635

Interest Rates

Interest rates and Company borrowings related to our revolving credit facilities were as follows:

	Revolving Credit Activity
	Quarter ended September 30,
	2026	2025
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the quarter	4.92%	5.62%
Interest rate at the end of the quarter	4.92%	5.60%
Maximum amount outstanding during the quarter	$635,000	$635,000
Average amount outstanding during the quarter	$635,000	$635,000
Facility fees	$297	$297

	Revolving Credit Activity
	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands, except interest rates)
Weighted average interest rate during the period	4.92%	5.62%
Interest rate at the end of the period	4.92%	5.60%
Maximum amount outstanding during the period	$835,000	$785,000
Average amount outstanding during the period	$702,760	$682,541
Facility fees	$505	$531

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

The derivative fair values reflected in prepaid expense and accounts payable and accrued expenses in the consolidated balance sheet were as follows:

	Derivatives Fair Values as of
	September 30, 2026	March 31, 2026
	(Unaudited)
	(In thousands)
Interest rate swaps designated as cash flow hedges:
Assets	$4,308	$2,449
Liabilities	$—	$256
Notional amount	$51,667	$268,407

(Gains) or losses recognized in income on interest rate derivatives are recorded as interest expense in the consolidated statements of operations. During the first six months of fiscal 2027 and 2026, we recognized a (decrease)/increase in the fair value of our cash flow hedges of $0.0 million and $4.4 million, respectively, net of taxes. During the first six months of fiscal 2027 and 2026, we reclassified ($1.8) million and ($3.6) million, respectively, from accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net of tax. As of September 30, 2026, we expect to reclassify $0.4 million of net gains on interest rate contracts from AOCI to earnings as interest expense over the next 12 months.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Derivatives Fair Values as of
	September 30, 2026	March 31, 2026
	(Unaudited)
	(In thousands)
Equity market contracts as economic hedging instruments:
Assets	$20,264	$26,512
Liabilities	$13,121	$17,630
Notional amount	$259,411	$310,104

Although the call options are employed to be effective hedges against our policyholder obligations from an economic standpoint, they do not meet the requirements for hedge accounting under GAAP. Accordingly, the changes in fair value of the call options are recognized each reporting date as a component of net investment and interest income. The change in fair value of the call options include the gains or losses recognized at the expiration of the option term and the changes in fair value for open contracts. Net (gains) losses recognized in net investment and interest income for the six months ended September 30, 2026 and September 30, 2025 were ($2.0) million and $5.9 million, respectively.

7. Accumulated Other Comprehensive Loss

The following tables provide the details and changes in AOCI:

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB (a) Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of June 30, 2026	$(58,276)	$(125,058)	$(444)	$2,684	$(181,094)
Foreign currency translation	5,379	—	—	—	5,379
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	2,429	—	—	2,429
Change in fair value of cash flow hedges	—	—	1,554	—	1,554
Amounts reclassified into earnings on hedging activities	—	—	(137)	—	(137)
Other comprehensive income (loss)	5,379	2,429	1,417	—	9,225
Balance as of September 30, 2026	$(52,897)	$(122,629)	$973	$2,684	$(171,869)

(a) Liability for future policy benefits

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB (a) Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of June 30, 2025	$(55,120)	$(147,088)	$(590)	$2,602	$(200,196)
Foreign currency translation	(1,459)	—	—	—	(1,459)
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	12,202	—	—	12,202
Change in fair value of cash flow hedges	—	—	329	—	329
Amounts reclassified into earnings on hedging activities	—	—	(680)	—	(680)
Other comprehensive income (loss)	(1,459)	12,202	(351)	—	10,392
Balance as of September 30, 2025	$(56,579)	$(134,886)	$(941)	$2,602	$(189,804)

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) Liability for future policy benefits

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB (a) Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2026	$(56,592)	$(108,943)	$(789)	$2,684	$(163,640)
Foreign currency translation	3,695	—	—	—	3,695
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	(13,686)	—	—	(13,686)
Change in fair value of cash flow hedges	—	—	(18)	—	(18)
Amounts reclassified into earnings on hedging activities	—	—	1,780	—	1,780
Other comprehensive income (loss)	3,695	(13,686)	1,762	—	(8,229)
Balance as of September 30, 2026	$(52,897)	$(122,629)	$973	$2,684	$(171,869)

(a) Liability for future policy benefits

	Foreign Currency Translation	Unrealized Net Gains (Losses) on Investments and Impact of LFPB (a) Discount Rates	Fair Value of Cash Flow Hedges	Postretirement Benefit Obligation Net Loss	Accumulated Other Comprehensive Loss
	(Unaudited)
	(In thousands)
Balance as of March 31, 2025	$(57,540)	$(174,320)	$(56)	$2,602	$(229,314)
Foreign currency translation	961	—	—	—	961
Unrealized net gains (losses) on investments and future policy benefits discount rate remeasurement	—	39,434	—	—	39,434
Change in fair value of cash flow hedges	—	—	(4,437)	—	(4,437)
Amounts reclassified into earnings on hedging activities	—	—	3,552	—	3,552
Other comprehensive income (loss)	961	39,434	(885)	—	39,510
Balance as of September 30, 2025	$(56,579)	$(134,886)	$(941)	$2,602	$(189,804)

(a) Liability for future policy benefits

8. Stockholders' Equity

In May 2026, the Company's Board of Directors (the "Board") authorized a $350 million stock repurchase program (the "Stock Repurchase Program") with no expiration date. Under the Stock Repurchase Program, the Company may purchase up to $350 million in aggregate for both of its Voting Common Stock and Non-Voting Common Stock in open market purchases, privately negotiated transactions, block trades, accelerated share repurchase programs, or in any other manner in compliance with applicable law. The timing and amount of stock repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. During the first six months of fiscal 2027, the Company repurchased 398,295 shares of its Voting Common Stock at a cost of $25.7 million and repurchased 1,679,756 shares of its Non-Voting Common Stock at a cost of $100.7 million, excluding any commissions related to the purchases.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table lists the dividends that have been declared and issued for the first six months of fiscal years 2027 and 2026:

Non-Voting Common Stock Dividends
Declared Date	Per Share Amount	Record Date	Dividend Date

August 20, 2026	$0.05	September 14, 2026	September 25, 2026
June 3, 2026	0.05	June 15, 2026	June 26, 2026
August 21, 2025	0.05	September 15, 2025	September 26, 2025
June 4, 2025	0.05	June 16, 2025	June 27, 2025

As of September 30, 2026, no awards had been issued under the 2025 U-Haul Holding Company Stock Option Plan.

9. Leases

The following tables show the components of our right-of-use assets, net:

As of September 30, 2026
Operating
(Unaudited)
(In thousands)

Buildings and improvements	$64,392
Right-of-use assets, gross	64,392
Less: Accumulated depreciation	(27,485)
Right-of-use assets, net	$36,907

As of March 31, 2026
Operating
(Unaudited)
(In thousands)

Buildings and improvements	$64,151
Right-of-use assets, gross	64,151
Less: Accumulated depreciation	(23,963)
Right-of-use assets, net	$40,188

	Operating leases
	September 30,	March 31,
	2026	2026
	(Unaudited)
Weighted average remaining lease term (years)	27.6	26.0
Weighted average discount rate	4.7%	4.7%

For the six months ended September 30, 2026 and 2025, cash paid for leases included in our operating cash flow activities were $6.5 million and $9.5 million, respectively. Our financing cash flow activities were $24.7 million for the six months ended September 30, 2025.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of lease costs, including leases of less than 12 months, were as follows:

	Six months ended
	September 30, 2026	September 30, 2025
	(Unaudited)
	(In thousands)

Operating lease costs	$7,359	$9,945

Finance lease cost:
Amortization of right-of-use assets	$—	$5,979
Interest on lease liabilities	—	849
Total finance lease cost	$—	$6,828

The short-term lease costs for the first six months of fiscal 2027 and 2026 were not material.

Maturities of lease liabilities were as follows:

Operating leases

Year ending March 31,

2027 (6 months)	12,323
2028	5,633
2029	4,300
2030	3,822
2031	3,109
Thereafter	50,865
Total lease payments	80,052
Less: imputed interest	(42,415)
Present value of lease liabilities	$37,637

10. Contingencies

FTC Investigation

The United States Federal Trade Commission (the "FTC") and several U.S. states are investigating whether the truck rental prices that the Company advertises to consumers are misleading. The Company disagrees with any allegation that such advertising is misleading and is cooperating with the FTC and state investigations. However, the Company cannot predict the outcome of any such investigations with any certainty.

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

Other

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Revenue

	Quarter ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$7,811	$7,830
U-Haul management fee revenue from Mercury	1,769	1,791
	$9,580	$9,621

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
U-Haul management fee revenue from Blackwater	$15,589	$15,608
U-Haul management fee revenue from Mercury	3,556	3,595
	$19,145	$19,203

We currently manage the self-storage properties owned by Blackwater and Mercury Partners, L.P. (“Mercury”), pursuant to a standard form of management agreement, under which we receive a management fee of between 4% and 10% of the gross receipts plus reimbursement for certain expenses. We received management fees, exclusive of reimbursed expenses, of $19.3 million and $19.4 million from the above-mentioned entities during the first six months of fiscal 2027 and 2026, respectively. This management fee is consistent with the fee received for other properties we previously managed for third parties. Mark V. Shoen controls the general partner of Mercury. The limited partner interests of Mercury are owned indirectly by James P. Shoen and various trusts benefiting Edward J. Shoen and James P. Shoen or their descendants.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Costs and Expenses

	Quarter ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$663	$601
U-Haul printing expenses to Blackwater	1,802	1,445
U-Haul commission expenses to Blackwater	24,194	24,194
U-Haul lease expenses to Mercury	38	38
U-Haul commission expenses to Mercury	6,330	6,439
	$33,027	$32,717

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
U-Haul lease expenses to Blackwater	$1,263	$1,202
U-Haul printing expenses to Blackwater	3,255	2,880
U-Haul commission expenses to Blackwater	47,356	47,765
U-Haul lease expenses to Mercury	76	76
U-Haul commission expenses to Mercury	12,661	12,931
	$64,611	$64,854

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

As of September 30, 2026, subsidiaries of Blackwater and Mercury acted as independent dealers. The financial and other terms of the dealership contracts are substantially identical to the terms of those with our other independent dealers whereby commissions are paid by us based upon equipment rental revenues.

These agreements with subsidiaries of Blackwater and Mercury, excluding Dealer Agreements, provided revenues of $19.1 million and $19.2 million, expenses of $4.6 million and $4.2 million and we received cash flows of $17.9 million and $18.1 million, respectively, during the first six months of fiscal 2027 and 2026. Revenues were $288.9 million and $291.9 million and commission expenses were $60.0 million and $60.7 million, respectively, related to the Dealer Agreements, during the first six months of fiscal 2027 and 2026, respectively.

We determined that we do not have a variable interest pursuant to the variable interest entity model under ASC 810, Consolidation in the holding entities of Blackwater and Mercury.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Assets

	September 30,	March 31,
	2026	2026
	(Unaudited)
	(In thousands)
U-Haul receivable from Blackwater	$29,742	$36,307
U-Haul receivable from Mercury	16,740	14,972
Other (a)	1,778	1,880
	$48,260	$53,159

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the quarter ended September 30, 2026 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues	$1,694,151	$37,008	$44,900	$(3,384)	(b,c)	$1,772,675

Costs and expenses:
Personnel expenses	332,931	—	—	—		332,931
Equipment maintenance and repair expenses	222,172	—	—	—		222,172
Other operating expenses	98,092	—	—	—		98,092
Other segment items	295,644	13,569	5,684	(3,041)	(b,c)	311,856
Operating expenses	948,839	13,569	5,684	(3,041)		965,051

Commission expenses	126,644	—	—	—		126,644
Cost of product sales	66,967	—	—	—		66,967
Benefits and losses	—	6,371	14,379	—		20,750
Amortization of deferred policy acquisition costs	—	—	18,604	—		18,604
Lease expense	4,067	90	23	(317)	(b)	3,863
Depreciation, net of (gains) losses on disposal	306,001	—	—	—		306,001
Net (gains) losses on disposal of real estate	(253)	—	—	—		(253)
Total costs and expenses	1,452,265	20,030	38,690	(3,358)		1,507,627

Earnings from operations before equity in earnings of subsidiaries	241,886	16,978	6,210	(26)		265,048

Equity in earnings of subsidiaries	18,325	—	—	(18,325)	(d)	—

Earnings from operations	260,211	16,978	6,210	(18,351)		265,048
Other components of net periodic benefit costs	(357)	—	—	—		(357)
Other interest income	8,431	—	—	(72)	(b)	8,359
Interest expense	(99,045)	—	(72)	98	(b)	(99,019)
Fees on early extinguishment of debt and costs of defeasance	(44)	—	—	—		(44)
Pretax earnings	169,196	16,978	6,138	(18,325)		173,987
Income tax expense	(32,521)	(3,526)	(1,265)	—		(37,312)
Net earnings available to common stockholders	$136,675	$13,452	$4,873	$(18,325)		$136,675

(a) Balances for the quarter ended June 30, 2026
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

(a) Balances for the quarter ended June 30, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and net earnings available to common stockholders by reportable segment for the six months ended September 30, 2026 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)
Revenues	$3,296,100	$68,231	$96,376	$(6,005)	(b,c)	$3,454,702

Costs and expenses:
Personnel expenses	648,165	—	—	—		648,165
Equipment maintenance and repair expenses	420,244	—	—	—		420,244
Other operating expenses	186,276	—	—	—		186,276
Other segment items	563,270	27,202	11,828	(4,944)	(b,c)	597,356
Operating expenses	1,817,955	27,202	11,828	(4,944)		1,852,041

Commission expenses	246,916	—	—	—		246,916
Cost of product sales	138,721	—	—	—		138,721
Benefits and losses	—	11,667	51,220	—		62,887
Amortization of deferred policy acquisition costs	—	—	23,478	—		23,478
Lease expense	8,152	168	47	(1,008)	(b)	7,359
Depreciation, net of (gains) losses on disposal	604,841	—	—	—		604,841
Net (gains) losses on disposal of real estate	2,815	—	—	—		2,815
Total costs and expenses	2,819,400	39,037	86,573	(5,952)		2,939,058

Earnings from operations before equity in earnings of subsidiaries	476,700	29,194	9,803	(53)		515,644

Equity in earnings of subsidiaries	30,710	—	—	(30,710)	(d)	—

Earnings from operations	507,410	29,194	9,803	(30,763)		515,644
Other components of net periodic benefit costs	(714)	—	—	—		(714)
Other interest income	17,894	—	—	(144)	(b)	17,750
Interest expense	(196,984)	—	(144)	197	(b)	(196,931)
Fees on early extinguishment of debt and costs of defeasance	(75)	—	—	—		(75)
Pretax earnings	327,531	29,194	9,659	(30,710)		335,674
Income tax expense	(67,927)	(6,049)	(2,094)	—		(76,070)
Net earnings available to common stockholders	$259,604	$23,145	$7,565	$(30,710)		$259,604

(a) Balances for the six months ended June 30, 2026
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

Gross capital expenditures by reportable segment for the quarters ended September 30, 2026 and 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Gross capital expenditures for the quarter ended September 30, 2026	$721,346	$-	$-	$-	$721,346
Gross capital expenditures for the quarter ended September 30, 2025	$997,931	$-	$-	$-	$997,931

Gross capital expenditures by reportable segment for the six months ended September 30, 2026 and 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Gross capital expenditures for the six months ended September 30, 2026	$1,543,708	$-	$-	$-	$1,543,708
Gross capital expenditures for the six months ended September 30, 2025	$1,914,502	$-	$-	$-	$1,914,502

Total assets by reportable segment as of September 30, 2026 and March 31, 2026 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance	Life Insurance	Eliminations	U-Haul Holding Company Consolidated
	(Unaudited)
	(In thousands)

Total assets as of September 30, 2026	$19,082,104	$502,611	$2,980,364	$(690,257)	$21,874,822
Total assets as of March 31, 2026	$18,687,591	$485,434	$3,003,054	$(673,290)	$21,502,789

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Geographic Area Data

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Quarter ended September 30, 2026
Total revenues	$1,670,557	$102,118	$1,772,675
Depreciation and amortization, net of (gains) losses on disposals	311,217	13,135	324,352
Interest expense	98,684	335	99,019
Pretax earnings	166,468	7,519	173,987
Income tax expense	35,229	2,083	37,312
Identifiable assets	20,841,567	1,033,255	21,874,822

Quarter ended September 30, 2025
Total revenues	$1,621,719	$98,203	$1,719,922
Depreciation and amortization, net of gains (losses) on disposals	336,450	13,651	350,101
Interest expense	89,450	855	90,305
Pretax earnings	130,251	6,708	136,959
Income tax expense	29,526	1,883	31,409
Identifiable assets	20,438,542	989,877	21,428,419

	United States	Canada	Consolidated
	(Unaudited)
	(All amounts are in thousands of U.S. $'s)
Six Months Ended September 30, 2026
Total revenues	$3,260,842	$193,860	$3,454,702
Depreciation and amortization, net of (gains) losses on disposals	604,701	26,433	631,134
Interest expense	196,120	811	196,931
Pretax earnings	326,817	8,857	335,674
Income tax expense	73,686	2,384	76,070
Identifiable assets	20,841,567	1,033,255	21,874,822

Six Months Ended September 30, 2025
Total revenues	$3,165,061	$185,331	$3,350,392
Depreciation and amortization, net of (gains) losses on disposals	632,863	24,547	657,410
Interest expense	171,301	1,334	172,635
Pretax earnings	310,343	11,997	322,340
Income tax expense	70,879	3,580	74,459
Identifiable assets	20,438,542	989,877	21,428,419

14. Employee Benefit Plans

The components of the net periodic benefit costs with respect to postretirement benefits were as follows:

	Quarter ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$170	$169
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	382	370
Other components	(25)	(25)
Total other components of net periodic benefit costs	357	345
Net periodic postretirement benefit cost	$527	$514

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)

Service cost for benefits earned during the period	$340	$338
Other components of net periodic benefit costs:
Interest cost on accumulated postretirement benefit	764	741
Other components	(50)	(50)
Total other components of net periodic benefit costs	714	691
Net periodic postretirement benefit cost	$1,054	$1,029

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

The following tables represent the financial assets and liabilities on the consolidated balance sheets as of September 30, 2026 and March 31, 2026, that are measured at fair value on a recurring basis and the level within the fair value hierarchy:

As of September 30, 2026	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,255,298	$—	$2,255,298	$—
Preferred stock	5,556	5,556	—	—
Common stock	10,094	10,094	—	—
Derivatives	24,572	20,264	4,308	—
Total	$2,295,520	$35,914	$2,259,606	$—

Liabilities
Derivatives	$13,121	$13,121	$—	$—
Embedded derivatives	8,411	—	—	8,411
Market risk benefits	11,995	—	—	11,995
Total	$33,527	$13,121	$—	$20,406

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026	Total	Level 1	Level 2	Level 3
	(Unaudited)
Assets	(In thousands)
Fixed maturities - available for sale	$2,417,912	$—	$2,417,912	$—
Preferred stock	5,887	5,887	—	—
Common stock	9,089	9,089	—	—
Derivatives	28,961	26,512	2,449	—
Total	$2,461,849	$41,488	$2,420,361	$—

Liabilities
Derivatives	$17,886	$17,630	$256	$—
Embedded derivatives	8,937	—	—	8,937
Market risk benefits	12,113	—	—	12,113
Total	$38,936	$17,630	$256	$21,050

We estimate the fair value for financial instruments not carried at fair value using the same methods and assumptions as those we carry at fair value. The financial instruments presented below are reported at carrying value on the consolidated balance sheets.

Cash equivalents were $743.7 million and $830.4 million as of September 30, 2026 and March 31, 2026, respectively. Fair values of cash equivalents approximate carrying value due to the short period of time to maturity.

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represent our financial instruments not carried at fair value on the consolidated balance sheets and corresponding placement in the fair value hierarchy:

	Fair Value Hierarchy
	Carrying				Total
As of September 30, 2026	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$141,578	$—	$—	$141,578	$141,578
Mortgage loans, net	671,218	—	—	665,395	665,395
Policy loans	1,873	—	—	1,873	1,873
Total	$814,669	$—	$—	$808,846	$808,846

Liabilities
Notes, loans and finance liabilities payable	$8,273,277	$—	$7,325,457	$—	$7,325,457
Liabilities from investment contracts	2,334,829	—	—	2,292,979	2,292,979
Total	$10,608,106	$—	$7,325,457	$2,292,979	$9,618,436

	Fair Value Hierarchy
	Carrying				Total
As of March 31, 2026	Value	Level 1	Level 2	Level 3	Fair Value
	(Unaudited)
Assets	(In thousands)
Trade receivables, net	$128,110	$—	$—	$128,110	$128,110
Mortgage loans, net	667,169	—	—	664,968	664,968
Policy loans	12,633	—	—	12,633	12,633
Total	$807,912	$—	$—	$805,711	$805,711

Liabilities
Notes, loans and finance liabilities payable	$8,124,949	$—	$7,363,642	—	$7,363,642
Liabilities from investment contracts	2,348,608	—	—	2,314,586	2,314,586
Total	$10,473,557	$—	$7,363,642	$2,314,586	$9,678,228

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We enter into contracts that may include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of amounts collected from customers for taxes, such as sales tax, and remitted to the applicable taxing authorities. We account for a contract under Topic 606 when it has approval and commitment from both parties, the rights of the parties are identified, the payment terms are identified, the contract has commercial substance and collectability of consideration is probable. For contracts scoped into this standard, revenue is recognized when (or as) the performance obligations are satisfied by means of transferring goods or services to the customer as applicable to each revenue stream as discussed below. There were no material contract assets as of September 30, 2026 and March 31, 2026.

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

Deferred income primarily relates to payments received from customers prior to satisfaction of our performance obligations. Of the amounts recorded as unearned revenue as of March 31, 2026, $1.3 million and $55.2 million was recognized as revenue for the second quarter and first six months ended September 30, 2026, respectively.

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

The following table summarizes the minimum lease payments due from our customers and operating property tenants on leases for the next five years and thereafter:

	Years Ending September 30,
	2027	2028	2029	2030	2031	Thereafter
	(Unaudited)
	(In thousands)

Self-moving equipment rental revenues	$5,913	$—	$—	$—	$—	$—
Property lease revenues	12,479	19,428	14,310	11,102	8,346	33,874
Total	$18,392	$19,428	$14,310	$11,102	$8,346	$33,874

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

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the following tables, revenue is disaggregated by timing of revenue recognition:

	Quarter ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$144,961	$134,942
Revenues recognized at a point in time:	110,034	109,890
Total revenues recognized under ASC 606	254,995	244,832

Revenues recognized under ASC 842	1,437,917	1,386,690
Insurance premium revenues recognized under ASC 944	39,906	48,378
Net investment and interest income recognized under other topics	39,857	40,022
Total revenues	$1,772,675	$1,719,922

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)

Revenues recognized over time:	$264,980	$250,811
Revenues recognized at a point in time:	227,462	226,077
Total revenues recognized under ASC 606	492,442	476,888

Revenues recognized under ASC 842	2,801,496	2,707,559
Insurance premium revenues recognized under ASC 944	83,539	90,712
Net investment and interest income recognized under other topics	77,225	75,233
Total revenues	$3,454,702	$3,350,392

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

We believe that the historical loss information it has compiled is a reasonable basis on which to determine expected credit losses for trade receivables because the composition of trade receivables as of that date is consistent with that used in developing the historical credit loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed signiﬁcantly over time). To adjust the historical loss rates to reﬂect the eﬀects of these diﬀerences in current conditions and forecasted changes, management assigns a rating to each customer which varies depending on the assessment of risk. Management estimated the loss rate at approximately 3% as of September 30, 2026 and March 31, 2026, respectively. Management developed this estimate based on its knowledge of past experience for which there were similar improvements in the economy. As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses as of September 30, 2026 and March 31, 2026 was $3.2 million and $3.2 million, respectively.

Accrued Interest Receivable

Accrued interest receivables on available for sale securities totaled $27.0 million and $28.3 million as of September 30, 2026 and March 31, 2026, respectively, and are excluded from the estimate of credit losses.

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

There were no delinquent commercial mortgage loans as of September 30, 2026 and March 31, 2026. As of September 30, 2026 and March 31, 2026, the Company had no commercial mortgage loans in non-accrual status. The Company had no unfunded commitment balance to commercial loan borrowers as of September 30, 2026.

Reinsurance Recoverables

Effective April 1, 2026, Life Insurance entered into a 100% coinsurance agreement to cede all directly sold final expense liabilities to a third-party reinsurer. The Company continues to service and administer these policies in the normal course of business on behalf of the reinsurer. The agreement was executed to reduce the Company's exposure to mortality and other risks within the final expense block and to provide additional capacity for future growth. Although the Company has ceded the related liabilities under the agreement, it remains the original direct writer of the final expense policies and, accordingly, is not relieved of its primary obligation to policyholders. The agreement resulted in the recognition of a related reinsurance recoverable. As of September 30, 2026, the reinsurance recoverable recorded within Trade receivables

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and reinsurance recoverables, net was approximately $199 million. The reinsurance recoverables allowance for credit losses are not material due to the fact that reinsurance is typically procured from carriers with strong credit ratings.

Premium Receivables

Premium receivables were $0.3 million and $1.1 million as of September 30, 2026 and March 31, 2026, respectively, in which the credit loss allowance is immaterial based on our ability to cancel the policy if the policyholder does not pay premiums.

The following table details the changes in the Company’s reserve allowance for credit losses for trade receivables, fixed maturities and investments, other:

	Allowance for Credit Losses
	Trade Receivables	Investments, Fixed Maturities	Investments, other	Total
	(Unaudited)
	(in thousands)
Balance as of March 31, 2025	$5,082	$3,104	$448	$8,634
Provision for (reversal of) credit losses	3,216	856	—	4,072
Write-offs against allowance	(5,065)	—	—	(5,065)
Recoveries	—	—	—	—
Balance as of March 31, 2026	$3,233	$3,960	$448	$7,641
Provision for (reversal of) credit losses	1,084	(14)	—	1,070
Write-offs against allowance	(1,157)	—	—	(1,157)
Recoveries	—	—	—	—
Balance as of September 30, 2026	$3,160	$3,946	$448	$7,554

18. Income Tax

Tax regulations may require items to be included in our tax return at different times than when those items are reflected in our financial statements. Some of the differences are permanent, such as expenses that are not deductible on our tax return, and some are temporary differences, such as the timing of depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that will be used as a tax deduction or credit in our tax return in future years, which we have already recorded in our financial statements. Deferred tax liabilities generally represent deductions taken on our tax return that have not yet been recognized as an expense in our financial statements. We establish valuation allowances for our deferred tax assets if the amount of expected future taxable income is more likely than not to prohibit the use of the deduction credit. Our effective tax rates for the second quarters ended September 30, 2026 and 2025 were a provision of 21.4% and 22.9%, respectively and for the six months ended September 30, 2026 and 2025 were a provision of 22.7% and 23.1%, respectively. Such rates differed from the federal statutory rate of 21.0% primarily due to foreign, state and local income taxes for both periods.

The Canadian government issued draft Pillar Two legislation (Global Minimum Tax Act) on June 20, 2024. The Canadian legislation went into effect for our fiscal year beginning April 1, 2024. We have performed an assessment of the potential exposure to Pillar Two income taxes. Based on the assessment performed, the Pillar Two rules did not have an impact on the income tax provision or cash taxes for the first six months of fiscal 2027. We will continue to evaluate such legislation.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBB") was enacted into law. OBBB extends the expiring tax provisions from the 2017 Tax Cuts and Jobs Act, reinstates immediate expensing of qualified business property and bonus depreciation and allows for full expensing of domestic research and experimental expenditures. We have evaluated the tax provisions of OBBB and the impact to our financial statements, and the legislation does not have a material impact on our effective tax rate.

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

Accounting Pronouncements Not Yet Adopted

In March 2024, the United States Securities and Exchange Commission (the "SEC") issued a final rule the ("Climate Rule") that requires disclosure of: (i) financial statement impacts of severe weather events and other natural conditions; (ii) a roll forward of carbon offset and renewable energy credit balances if material to the Company's plan to achieve climate-related targets or goals; and (iii) material impacts on estimates and assumptions in the financial statements. In April 2024, the SEC issued an order staying the Climate Rule pending judicial review of consolidated challenges to the rule by the United States Court of Appeals for the Eighth Circuit (the "Court"). In March 2025, the SEC notified the Court that it was withdrawing its defense of the Climate Rule. The Court subsequently held the litigation in abeyance, pending a status report from the SEC on: (1) whether the SEC intended to review or reconsider the rule; (2) if taking no action, whether the SEC would adhere to the rule if petitions for review are denied; and (3) if not, why the SEC would not review or reconsider the rule at that time. In July 2025, the SEC provided its status report to the Court, stating that the SEC did not intend to review or reconsider the Climate Rule at that time, and declined to provide a definitive response to questions 2 or 3. On May 29, 2026, the SEC officially issued a proposal to permanently rescind the Climate Rule. The Company cannot determine at this time the future outcome of the litigation or future actions of the SEC.

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

20. Deferred Policy Acquisition Costs, Net

The following tables present a roll-forward of deferred policy acquisition costs related to long-duration contracts for the six-month periods ended September 30, 2026 and 2025. Amortization expense and other for the six months ended September 30, 2026, includes a ceding commission of $35.5 million and $15.5 million of amortization related to the reinsurance transaction as described in footnote 17, Allowance for Credit Losses, under the Reinsurance Recoverables section.

	Six Months Ended September 30, 2026
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$56,980	$53,291	$2,581	$112,852
Capitalization	5,126	489	29	5,644
Amortization expense and other	(5,861)	(52,866)	(272)	(58,999)
Balance, end of period	$56,245	$914	$2,338	$59,497

	Six Months Ended September 30, 2025
	Deferred Annuities	Life Insurance	Health Insurance	Total
	(Unaudited)
	(In thousands)

Balance, beginning of year	$60,480	$57,986	$3,263	$121,729
Capitalization	5,474	1,747	46	7,267
Amortization expense	(5,552)	(3,893)	(434)	(9,879)
Balance, end of period	$60,402	$55,840	$2,875	$119,117

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Life Insurance Liabilities

The following tables summarize the balances and changes in the liability for future policy benefits for life insurance contracts and a reconciliation to policy benefits and losses, claims and loss expense payable.

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
Present value of expected net premiums
Balance, beginning of year	$162,658	$182,658
Less: Final expense block reinsured (1)	155,897	—
Adjusted Balance, beginning of year	6,761	—
Beginning balance at original discount rate	$6,577	$185,508
Effect of changes in cash flow assumptions	—	(2,922)
Effect of actual variances from expected experience	(61)	(1,044)
Adjusted beginning of year balance	$6,516	$181,542
Issuances	211	2,410
Interest accrual	161	4,403
Net premium collected	(1,169)	(16,776)
Ending balance at original discount rate	$5,719	$171,579
Effect of changes in discount rate assumptions (AOCI)	81	298
Balance, end of period	$5,800	$171,877

Present value of expected future policy benefits
Balance, beginning of year	$463,931	$482,805
Less: Final expense block reinsured (1)	359,073	—
Adjusted Balance, beginning of year	104,858	—
Beginning balance at original discount rate	$103,533	$490,975
Effect of changes in cash flow assumptions	—	(3,887)
Effect of actual variances from expected experiences	(283)	(731)
Adjusted beginning of year balance	$103,250	$486,357
Issuances	211	2,410
Interest accrual	2,555	11,797
Benefit payments	(7,428)	(30,450)
Ending balance at original discount rate	$98,588	$470,114
Effect of changes in discount rate assumptions (AOCI)	(783)	1,269
Balance, end of period	$97,805	$471,383
End of period, LFPB net	92,005	299,511
Payout annuities and market risk benefits	22,561	22,818
Health insurance	13,131	10,179
Life and annuity claims in course of settlement and claims incurred but not yet reported / Reinsurance losses payable	18,874	28,229
Life DPL / Other life and health	7,469	8,214
Final expense block (1)	199,460
LFPB flooring effect	—	—
Life Insurance end of period balance	$353,500	$368,951
Moving and Storage balance	497,055	404,844
Property and Casualty Insurance balance	115,340	126,507
Policy benefits and losses, claims and loss expenses balance, end of period	$965,895	$900,302

(1) Includes liabilities related to fully reinsured final expense block. See note 17.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands, except for percentages and weighted average information)

Expected gross premiums
Undiscounted balance	$11,790	$319,669
Discounted balance at original discount rate	$9,756	$247,543
Discounted balance at current discount rate	$9,824	$248,018

Expected policy benefits
Undiscounted balance	$135,917	$675,928
Discounted balance at original discount rate	$98,588	$470,113
Discounted balance at current discount rate	$97,805	$471,382

Mortality, lapses and morbidity
Mortality actual experience	4.52%	7.15%
Mortality expected experience	4.65%	6.67%
Lapses actual experience	1.49%	2.31%
Lapses expected experience	2.04%	3.12%

Premiums and interest expense
Gross premiums (1)	$1,769	$23,444
Interest expense (2)	$2,394	$7,394

Expected duration (persistency) of policies in-force (years)	5.9	6.7

Weighted average original interest rate of the liability for future policy benefits	5.01%	4.91%

Weighted average current interest rate of the liability for future policy benefits	3.97%	4.37%

(1) Gross premiums are related to life insurance and are included in Life insurance premiums.

(2) Interest expense is included in Policy benefits and losses, claims and loss expenses payable.

The information in the table above lacks comparability as Life Insurance entered into a 100% coinsurance agreement to cede all directly sold final expense liabilities to a third-party reinsurer. Please see note 17.

U-HAUL HOLDING COMPANY AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances and changes in liabilities from investment contracts account balances:

Six Months Ended September 30, 2026
(Unaudited)
(In thousands, except for the average credited rate)
Policyholder contract deposits account balance
Beginning of year	$2,357,545
Deposits received	170,010
Surrenders and withdrawals	(211,536)
Benefit payments	(20,719)
Interest credited	47,940
Other	—
End of period	$2,343,240
Weighted average credited rate	4.08
Cash surrender value	$2,047,010

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) with U-Haul Holding Company's overall strategy, followed by a description of, and strategy related to, our operating segments to give the reader an overview of the goals of our businesses and the direction in which our businesses and products are moving. We then discuss our critical accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. Next, we discuss our results of operations for the second quarter and first six months of fiscal 2027, compared with the second quarter and first six months of fiscal 2026, which is followed by an analysis of liquidity changes in our balance sheets and cash flows, and a discussion of our financial commitments in the sections entitled "Liquidity and Capital Resources - Summary" and "Use of Cash". We conclude this MD&A by discussing our current outlook for the remainder of fiscal 2027.

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

Results of Operations

U-Haul Holding Company and Consolidated Entities

Quarter Ended September 30, 2026 compared with the Quarter Ended September 30, 2025

Listed below, on a consolidated basis, are revenues for our major product lines for the second quarter of fiscal 2027 and the second quarter of fiscal 2026:

	Quarter ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$1,147,929	$1,110,477
Self-storage revenues	262,138	246,299
Self-moving and self-storage products and service sales	90,302	89,829
Property management fees	9,580	9,621
Life insurance premiums	7,925	18,370
Property and casualty insurance premiums	29,545	28,272
Net investment and interest income	39,857	40,022
Other revenue	185,399	177,032
Consolidated revenue	$1,772,675	$1,719,922

Self-moving equipment rental revenues increased $37.5 million during the second quarter of fiscal 2027, compared with the second quarter of fiscal 2026. Total revenue, as well as revenue per transaction increased across both our In-Town and One-Way markets and total In-Town transactions increased compared to the second quarter of fiscal 2026. Compared to the same period last year, we increased the number of Company-operated retail locations and independent dealers, as well as the number of box trucks in the rental fleet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage revenues increased $15.8 million during the second quarter of fiscal 2027, compared with the second quarter of fiscal 2026. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 2.9% improvement in average revenue per occupied foot. During the second quarter, we added approximately 1.0 million new net rentable square feet.

Sales of self-moving and self-storage products and services increased $0.5 million during the second quarter of fiscal 2027, compared with the second quarter of fiscal 2026. This was due to increased sales of propane.

Life insurance premiums decreased $10.4 million during the second quarter of fiscal 2027, compared with the second quarter of fiscal 2026 due primarily to decreased life premiums from the decrease in sales of single premium life and exiting the final expense business.

Property and casualty insurance premiums increased $1.3 million during the second quarter of fiscal 2027, compared with the second quarter of fiscal 2026. A significant portion of Repwest's premiums are from policies sold in conjunction with U-Haul moving and storage transactions and generally correspond to the related activity at U-Haul during the same period.

Other revenue increased $8.4 million during the second quarter of fiscal 2027, compared with the second quarter of fiscal 2026, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Listed below are revenues and earnings from operations at each of our operating segments for the second quarter of fiscal 2027 and the second quarter of fiscal 2026. The insurance companies’ two quarters ended June 30, 2026 and 2025.

	Quarter ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$1,694,151	$1,632,827
Earnings from operations before equity in earnings of subsidiaries	241,886	197,440
Property and casualty insurance
Revenues	37,008	35,891
Earnings from operations	16,978	17,154
Life insurance
Revenues	44,900	54,113
Earnings from operations	6,210	3,028
Eliminations
Revenues	(3,384)	(2,909)
Earnings from operations before equity in earnings of subsidiaries	(26)	(28)
Consolidated results
Revenues	1,772,675	1,719,922
Earnings from operations	265,048	217,594

Total costs and expenses increased $5.3 million during the second quarter of fiscal 2027, compared with the second quarter of fiscal 2026. Operating expenses for Moving and Storage increased $53.6 million. The largest contributors include freight and shipping costs of $24.4 million, personnel, which increased $10.2 million, property taxes, which increased $4.7 million and self-insured liability costs, which increased by $6.2 million.

Depreciation expense associated with our rental fleet decreased $4.5 million for the second quarter of fiscal 2027 compared with the second quarter of fiscal 2026. Net losses from the disposal of rental equipment decreased $34.1 million to $4.2 million for the second quarter of fiscal 2027, as the units sold during the second quarter of fiscal 2027 had a lower initial cost and higher average proceeds per sale. Depreciation expense on all other assets, largely from buildings and improvements increased $4.1 million. Net losses on the disposal or retirement of buildings and improvements decreased $4.8 million. Additional details are available in the following Moving and Storage section.

As a result of the changes in revenues and expenses described above, earnings from operations increased to $265.0 million for the second quarter of fiscal 2027, compared with $217.6 million for the second quarter of fiscal 2026.

Interest expense for the second quarter of fiscal 2027 was $99.0 million, compared with $90.3 million for the second quarter of fiscal 2026, due to an increase in the amount of debt outstanding and our average cost of debt.

Other interest income at Moving and Storage for the second quarter of fiscal 2027 was $8.4 million, compared with the $10.0 million for the second quarter of fiscal 2026, due to reduced interest accruals on outstanding federal income refund claims partially offset by higher interest yields compared to fiscal 2026.

Income tax expense was $37.3 million for the second quarter of fiscal 2027, compared with $31.4 million for the second quarter of fiscal 2026.

As a result of the above-mentioned items, earnings available to common stockholders were $136.7 million for the second quarter of fiscal 2027, compared with $105.6 million for the second quarter of fiscal 2026.

Moving and Storage

Quarter Ended September 30, 2026 compared with the Quarter Ended September 30, 2025

Listed below are revenues for our major product lines at Moving and Storage for the second quarter of fiscal 2027 and the second quarter of fiscal 2026:

	Quarter ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$1,149,068	$1,111,622
Self-storage revenues	262,138	246,299
Self-moving and self-storage products and service sales	90,302	89,829
Property management fees	9,580	9,621
Other revenue	183,063	175,456
Moving and Storage revenue	$1,694,151	$1,632,827

Self-moving equipment rental revenues increased $37.4 million during the second quarter of fiscal 2027, compared with the second quarter of fiscal 2026. Total revenue, as well as revenue per transaction increased across both our In-Town and One-Way markets and total In-Town transactions increased compared to the second quarter of fiscal 2026. Compared to the same period last year, we increased the number of Company-operated retail locations and independent dealers, as well as the number of box trucks in the rental fleet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage revenues increased $15.8 million during the second quarter of fiscal 2027, compared with the second quarter of fiscal 2026. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 2.9% improvement in average revenue per occupied foot. During the quarter, we added approximately 1.0 million new net rentable square feet.

Listed below are self-storage data for our owned storage locations:

	Quarter ended September 30,
	2026	2025
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	876	831
Square footage as of September 30	75,741	71,167
Average monthly number of units occupied	648	630
Average monthly occupancy rate based on unit count	74.2%	76.3%
End of September occupancy rate based on unit count	73.6%	74.4%
Average monthly square footage occupied	57,863	55,623

Over the last 12 months we added approximately 4.6 million net rentable square feet of new storage to the system. This was a mix of approximately 0.6 million square feet of existing storage locations we acquired and 4.0 million square feet of new development.

Sales of self-moving and self-storage products and services increased $0.5 million during the second quarter of fiscal 2027, compared with the second quarter of fiscal 2026. This was primarily due to increased sales of propane.

Other revenue increased $7.6 million during the second quarter of fiscal 2027, compared with the second quarter of fiscal 2026, caused primarily by increases in our U-Box® program.

Total costs and expenses increased $16.9 million during the second quarter of fiscal 2027, compared with the second quarter of fiscal 2026. Operating expenses increased $53.6 million. The largest contributors include freight and shipping costs of $24.4 million, personnel, which increased $10.2 million, property taxes, which increased $4.7 million and self-insured liability costs, which increased by $6.2 million.

Depreciation expense associated with our rental fleet decreased $4.5 million for the second quarter of fiscal 2027 compared with the second quarter of fiscal 2026. Net losses from the disposal of rental equipment decreased $34.1 million to $4.2 million for the second quarter of fiscal 2027, as the units sold during the second quarter of fiscal 2027 had a lower initial cost and higher average proceeds per sale. Depreciation expense on all other assets, largely from buildings and improvements, increased $4.1 million. Net losses on the disposal or retirement of buildings and improvements decreased $4.8 million.

The components of depreciation, net of (gains) losses on disposals were as follows:

	Quarter ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$222,425	$226,909
Depreciation expense - non rental equipment	21,969	23,760
Depreciation expense - real estate	57,317	51,440
Total depreciation expense	$301,711	$302,109

Net (gains) losses on disposals of rental equipment	4,248	$38,329
Net (gains) losses on disposals of non-rental equipment	42	170
Total net (gains) losses on disposals of equipment	$4,290	$38,499

Depreciation, net of (gains) losses on disposals	$306,001	$340,608

Net (gains) losses on disposals of real estate	$(253)	$4,531

As a result of the changes in revenues and expenses described above, earnings from operations for Moving and Storage, before consolidation of the equity in the earnings of the insurance subsidiaries, increased to $241.9 million for the second quarter of fiscal 2027, compared with $197.4 million for the second quarter of fiscal 2026.

Equity in the earnings of U-Haul Holding Company's insurance subsidiaries was $18.3 million for the second quarter of fiscal 2027, compared with $16.0 million for the second quarter of fiscal 2026.

As a result of the changes in revenues and expenses described above, consolidated earnings from operations for Moving and Storage increased to $260.2 million for the second quarter of fiscal 2027, compared with $213.4 million for the second quarter of fiscal 2026.

Property and Casualty Insurance

Quarter Ended June 30, 2026 compared with the Quarter Ended June 30, 2025

Net premiums were $31.3 million and $29.2 million for the quarters ended June 30, 2026 and 2025, respectively. A significant portion of Repwest’s premiums come from policies sold in conjunction with U-Haul rental transactions and generally correspond to the related activity at U-Haul during the same period.

Net investment and interest income was $5.7 million and $6.7 million for the quarters ended June 30, 2026 and 2025, respectively. The main driver of the decrease was a smaller asset base due to a $100 million dividend paid to U-Haul Holding Company in the fourth quarter of fiscal 2026.

Operating expenses were $13.6 million and $12.9 million for the quarters ended June 30, 2026 and 2025, respectively. The change was primarily due to an increase in commission expense.

Benefits and losses incurred were $6.4 million and $5.7 million for the second quarters ended June 30, 2026 and 2025, respectively. The change was primarily attributable to an isolated increase in reserves for run-off commercial business not related to moving and storage.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $17.0 million and $17.2 million for the quarters ended June 30, 2026 and 2025, respectively.

Life Insurance

Quarter Ended June 30, 2026 compared with the Quarter Ended June 30, 2025

Net premiums were $7.9 million and $18.4 million for the quarters ended June 30, 2026 and 2025, respectively. Life premiums decreased $10.5 million primarily from a reduction in sales of single premium life and exiting the final expense business. The decrease was due to policyholder lapses currently outweighing sales levels. Deferred annuity deposits were $92.0 million which was $45.8 million below the quarter ended June 30, 2025. These are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $34.5 million and $34.0 million for the quarters ended June 30, 2026 and 2025, respectively. Realized gains on derivatives used as hedges to fixed annuities decreased $0.7 million. The change in the provision for expected credit losses resulted in an increase of $2.3 million. Net interest income and realized gains on the invested assets decreased $1.1 million, primarily related to bonds.

Operating expenses were $5.7 million and $3.6 million for the quarters ended June 30, 2026 and 2025, respectively. The June 30, 2025 operating expense includes the write-off of payables that did not recur in 2026.

Benefits and losses incurred were $14.4 million and $42.4 million for the quarters ended June 30, 2026 and 2025, respectively, with the decrease primarily related to the ceding of the final expense block. Interest credited to policyholders decreased $0.4 million due to a decrease in the interest credited rates on fixed indexed annuities due to policyholders reaching the end of the surrender charge period. Life benefits decreased $27.6 million due to final expense death claims being ceded to reinsurer and lower death claims on remaning blocks. Medicare supplement benefits decreased $1.0 million from the declined policies in force. All other benefits increased $1.0 million.

Amortization of deferred acquisition costs ("DAC"), sales inducement asset ("SIA") and the value of business acquired ("VOBA") was $18.6 million and $5.0 million for the quarters ended June 30, 2026 and 2025, respectively. The increase in DAC amortization was primarily caused by the write-off of the ceding of the final expense block.

As a result of the changes in revenues and expenses described above, pretax earnings from operations were $6.1 million and $2.9 million for the quarters ended June 30, 2026 and 2025, respectively.

U-Haul Holding Company and Consolidated Entities

Six Months Ended September 30, 2026 compared with the Six Months Ended September 30, 2025

Listed below on a consolidated basis are revenues for our major product lines for the first six months of fiscal 2027 and the first six months of fiscal 2026:

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$2,235,507	$2,168,750
Self-storage revenues	512,310	480,536
Self-moving and self-storage products and service sales	189,542	188,017
Property management fees	19,145	19,203
Life insurance premiums	25,991	37,539
Property and casualty insurance premiums	53,796	50,010
Net investment and interest income	77,225	75,233
Other revenue	341,186	331,104
Consolidated revenue	$3,454,702	$3,350,392

Self-moving equipment rental revenues increased $66.8 million during the first six months of fiscal 2027, compared with the first six months of fiscal 2026. Total revenue, transactions and revenue per transaction increased across both our In-Town and One-Way markets compared to the first six months of fiscal 2026. Compared to the same period last year, we increased the number of Company-operated retail locations and independent dealers, as well as the number of box trucks in the rental fleet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage revenues increased $31.8 million during the first six months of fiscal 2027, compared with the first six months of fiscal 2026. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 4.5% improvement in average revenue per occupied foot. During the first six months, we added approximately 2.0 million of new net rentable square feet.

Sales of self-moving and self-storage products and services increased $1.5 million for the first six months of fiscal 2027, compared with the first six months of fiscal 2026. This was due to an increase in sales of hitches and propane.

Life insurance premiums decreased $11.5 million during the first six months of fiscal 2027, compared with the first six months of fiscal 2026 due primarily to decreased Medicare supplement premiums.

Property and casualty insurance premiums increased $3.8 million during the first six months of fiscal 2027, compared with the first six months of fiscal 2026.

Net investment and interest income increased $2.0 million during the first six months of fiscal 2027, compared with the first six months of fiscal 2026. Our Life subsidiaries' investment and interest income increased primarily from gains on invested assets.

Other revenue increased $10.1 million during the first six months of fiscal 2027, compared with the first six months of fiscal 2026, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Listed below are revenues and earnings from operations at each of our operating segments for the first six months of fiscal 2027 and the first six months of fiscal 2026. The insurance companies’ first six months ended June 30, 2026 and 2025.

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
Moving and storage
Revenues	$3,296,100	$3,186,686
Earnings from operations before equity in earnings of subsidiaries	476,700	440,318
Property and casualty insurance
Revenues	68,231	65,612
Earnings from operations	29,194	29,042
Life insurance
Revenues	96,376	104,207
Earnings from operations	9,803	5,704
Eliminations
Revenues	(6,005)	(6,113)
Earnings from operations before equity in earnings of subsidiaries	(53)	(56)
Consolidated results
Revenues	3,454,702	3,350,392
Earnings from operations	515,644	475,008

Total costs and expenses increased $63.7 million during the first six months of fiscal 2027, compared with the first six months of fiscal 2026. Operating expenses for Moving and Storage increased $108.5 million. Freight and shipping costs increased $46.8 million during the first six months of fiscal 2027, while personnel, which increased $20.4 million, liability costs, which increased by $12.5 million and property taxes, which increased $8.9 million.

Depreciation expense associated with our rental fleet increased $9.0 million for the first six months of fiscal 2027 compared with the first six months of fiscal 2026 due to an increase in the total number of box trucks in the fleet. Net losses from the disposal of rental equipment decreased $58.1 million to $2.4 million, as the units sold during the first six months of fiscal 2027 had a lower initial cost and higher average proceeds per sale. Depreciation expense on all other assets, largely from buildings and improvements, increased $9.2 million. Net losses on the disposal or retirement of land and buildings decreased $0.1 million. Additional details are available in the following Moving and Storage section.

As a result of these changes in revenues and expenses, earnings from operations increased $40.6 million to $515.6 million for the first six months of fiscal 2027, as compared with $475.0 million for the first six months of fiscal 2026.

Interest expense for the first six months of fiscal 2027 was $196.9 million, compared with $172.6 million for the first six months of fiscal 2026, due to an increase in the amount of debt outstanding and our average cost of debt.

Other interest income at Moving and Storage for the first six months of fiscal 2027 was $17.8 million, compared with $20.7 million for the first six months of fiscal 2026, due to reduced interest accruals on outstanding federal income refund claims partially offset by higher interest yields compared to fiscal 2026.

Income tax expense was $76.1 million for the first six months of fiscal 2027, compared with $74.5 million for the first six months of fiscal 2026.

As a result of these items, earnings available to common stockholders were $259.6 million for the first six months of fiscal 2027, compared with $247.9 million for the first six months of fiscal 2026.

Moving and Storage

Six Months Ended September 30, 2026 compared with the Six Months Ended September 30, 2025

Listed below are revenues for the major product lines at our Moving and Storage operating segment for the first six months of fiscal 2027 and the first six months of fiscal 2026:

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
Self-moving equipment rental revenues	$2,237,466	$2,170,653
Self-storage revenues	512,310	480,536
Self-moving and self-storage products and service sales	189,542	188,017
Property management fees	19,145	19,203
Other revenue	337,637	328,277
Moving and Storage revenue	$3,296,100	$3,186,686

Self-moving equipment rental revenues increased $66.8 million during the first six months of fiscal 2027, compared with the first six months of fiscal 2026. Total revenue, transactions and revenue per transaction increased across both our In-Town and One-Way markets compared to the first six months of fiscal 2026. Compared to the same period last year, we increased the number of Company-operated retail locations and independent dealers, as well as the number of box trucks in the rental fleet.

We own and manage self-storage facilities. Self-storage revenues reported in the consolidated financial statements represent Company-owned locations only. Self-storage revenues increased $31.8 million during the first six months of fiscal 2027, compared with the first six months of fiscal 2026. The growth in revenues and square feet rented comes from a combination of occupancy gains, the addition of new capacity to the portfolio and a 4.5% improvement in average revenue per occupied foot. During the first six months, we added approximately 2.0 million of new net rentable square feet.

Self-storage data for our owned storage locations follows:

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands, except occupancy rate)
Unit count as of September 30	876	831
Square footage as of September 30	75,741	71,167
Average monthly number of units occupied	638	631
Average monthly occupancy rate based on unit count	73.5%	77.2%
End of September occupancy rate based on unit count	73.6%	74.4%
Average monthly square footage occupied	56,900	55,511

Over the last twelve months we added approximately 4.6 million net rentable square feet of new storage to the system. This was a mix of approximately 0.6 million square feet of existing storage locations we acquired and 4.0 million square feet of new development.

Sales of self-moving and self-storage products and services increased $1.5 million for the first six months of fiscal 2027, compared with the first six months of fiscal 2026. This was due to an increase in sales of hitches and propane.

Other revenue increased $9.4 million during the first six months of fiscal 2027, compared with the first six months of fiscal 2026, caused primarily by increases in our U-Box® program. We continue to expand our breadth and reach of this program through additional warehouse space, moving and storage containers and delivery equipment.

Total costs and expenses increased $73.0 million during the first six months of fiscal 2027, compared with the six months of fiscal 2026. Operating expenses increased $108.5 million. Freight and shipping costs increased $46.8 million during the first six months of fiscal 2027, while personnel, which increased $20.4 million, liability costs, which increased by $12.5 million and property taxes, which increased $8.9 million.

Depreciation expense associated with our rental fleet increased $9.0 million for the first six months of fiscal 2027 compared with the first six months of fiscal 2026 due to an increase in the total number of box trucks in the fleet. Net losses from the disposal of rental equipment decreased $58.1 million to $2.4 million, as the units sold during the first six months of fiscal 2027 had a lower initial cost and higher average proceeds per sale. Depreciation expense on all other assets, largely from buildings and improvements, increased $9.2 million. Net losses on the disposal or retirement of land and buildings decreased $0.1 million.

The components of depreciation, net of (gains) losses on disposals were as follows:

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
Depreciation expense - rental equipment	$444,129	$435,121
Depreciation expense - non rental equipment	44,524	47,779
Depreciation expense - real estate	113,694	101,285
Total depreciation expense	$602,347	$584,185

Net (gains) losses on disposals of rental equipment	2,355	$60,454
Net (gains) losses on disposals of non-rental equipment	139	(22)
Total net (gains) losses on disposals of equipment	$2,494	$60,432

Depreciation, net of (gains) losses on disposals	$604,841	$644,617

Net (gains) losses on disposals of real estate	$2,815	$2,914

As a result of these changes in revenues and expenses, earnings from operations for Moving and Storage before consolidation of the equity in the earnings of the insurance subsidiaries increased to $476.7 million for the first six months of fiscal 2027, compared with $440.3 million for the first six months of fiscal 2026.

Equity in the earnings of our insurance subsidiaries was $30.7 million for the first six months of fiscal 2027, compared with $27.5 million for the first six months of fiscal 2026.

As a result of these changes in revenues and expenses, earnings from operations increased to $507.4 million for the first six months of fiscal 2027, compared with $467.8 million for the first six months of fiscal 2026.

Property and Casualty Insurance

Six Months Ended June 30, 2026 compared with the Six Months Ended June 30, 2025

Premiums were $56.6 million and $52.5 million for the six months ended June 30, 2026 and 2025, respectively. A significant portion of Repwest’s premiums relate to policies sold in conjunction with U-Haul rental transactions. The premiums written corresponded with the change in moving and storage transactions at U-Haul during the same period.

Net investment and interest income was $11.7 million and $13.1 million for the six months ended June 30, 2026 and 2025, respectively. The main driver of the decrease was a smaller asset base due to a $100 million dividend paid to U-Haul Holding Company in the fourth quarter of fiscal 2026.

Operating expenses were $27.2 million and $25.2 million for the six months ended June 30, 2026 and 2025, respectively. The change was primarily due to an increase in commission expense.

Benefits and losses incurred were $11.7 million and $11.2 million for the six months ended June 30, 2026 and 2025, respectively. The change was primarily attributable to an isolated increase in reserves for run-off commercial business.

As a result of these changes in revenues and expenses, pretax earnings from operations were $29.2 million and $29.0 million for the six months ended June 30, 2026 and 2025, respectively.

Life Insurance

Six Months Ended June 30, 2026 compared with the Six Months Ended June 30, 2025

Premiums were $26.0 million and $37.5 million for the six months ended June 30, 2026 and 2025, respectively. Life premiums decreased $11.5 million primarily from the decrease in sales of single premium life and final expense. The decrease in final expense sales was a result of exiting the market in February 2026. Deferred annuity deposits were $162.0 million or $11.6 million below prior year and are accounted for on the balance sheet as deposits rather than premiums.

Net investment income was $66.6 million and $63.5 million for the six months ended June 30, 2026 and 2025, respectively. Realized gains on derivatives used as hedges to fixed annuities decreased $0.2 million. The change in the provision for expected credit losses resulted in an increase of $1.5 million. Net interest income and realized gains on the invested assets increased $4.8 million.

Operating expenses were $11.8 million and $6.4 million for the six months ended June 30, 2026 and 2025, respectively. The June 30, 2025 operating expense includes the write-off of payables that did not recur in 2026.

Benefits and losses incurred were $51.2 million and $82.1 million for the six months ended June 30, 2026 and 2025, respectively. Interest credited to policyholders increased $0.2 million due to an increase in the interest credited rates on fixed indexed annuities related to the large increase of the block of annuities. Life benefits decreased $29.1 million due to the ceding of the final expense block. Medicare supplement benefits decreased by $3.6 million from the declined policies. All other benefits increased $1.6 million.

Amortization of DAC, SIA and VOBA were $23.5 million and $9.9 million for the six months ended June 30, 2026 and 2025, respectively. The increase in DAC amortization was primarily caused by the write-off of the ceding of the final expense block.

As a result of these changes in revenues and expenses, pretax earnings from operations were $9.7 million and $5.5 million for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

We believe our current capital structure is a positive factor that will enable us to pursue our operational plans and goals and provide us with sufficient liquidity. There are many factors that could affect our liquidity, some which are beyond our control, and there is no assurance that future cash flows and liquidity resources will be sufficient to meet our outstanding debt obligations and our other future capital needs.

As of September 30, 2026, cash and cash equivalents totaled $999.9 million, compared with $1,120.1 million as of March 31, 2026. The assets of our insurance subsidiaries are generally unavailable to fulfill the obligations of non-insurance operations (Moving and Storage). As of September 30, 2026 (or as otherwise indicated), cash and cash equivalents, other financial assets (receivables, other investments, fixed maturities, equity securities, and related party assets) and debt obligations of each operating segment were as follows:

	Moving & Storage	Property & Casualty Insurance (a)	Life Insurance (a)
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$870,096	$79,476	$50,290
Other financial assets	168,979	409,575	2,839,179
Debt obligations (b)	8,273,277	—	—

(a) As of June 30, 2026
(b) Excludes ($43,187) of debt issuance costs

As of September 30, 2026, Moving and Storage had additional cash available under existing credit facilities of $465.0 million. The majority of invested cash in the Moving and Storage segment is held in government money market funds.

Net cash provided by operating activities decreased $141.0 million in the first six months of fiscal 2027 compared with the first six months of fiscal 2026 due primarily to the Life insurance segments ceding of the final expense block, offset by improved operations and an increase in federal income tax refunds.

Net cash used in investing activities decreased $433.3 million in the first six months of fiscal 2027, compared with the first six months of fiscal 2026. Purchases of property, plant and equipment decreased $370.8 million. Fleet related spending decreased $257.7 million and investment spending on real estate acquisitions and development decreased $94.5 million. Cash from the sales of property, plant and equipment decreased $37.5 million. For our insurance subsidiaries, net cash provided by investing activities increased $109.8 million due to an increase in proceeds received for fixed maturity investments.

Net cash used in financing activities increased $500.0 million in the first six months of fiscal 2027, as compared with the first six months of fiscal 2026. This was due to a combination of increased debt repayments of $455.8 million, decreased finance lease repayments of $24.7 million, an increase in cash from borrowings of $79.8 million, a decrease in net annuity withdrawals from Life Insurance of $21.6 million and repurchases of Voting Common Stock of $25.8 million and Non-Voting Common Stock of $101.4 million in fiscal 2027.

Liquidity and Capital Resources and Requirements of our Segments

Moving and Storage

To meet the needs of our customers, U-Haul maintains a large fleet of rental equipment. Capital expenditures have primarily consisted of new rental equipment acquisitions and the buyouts of existing fleet from leases. The capital to fund these expenditures has historically been obtained internally from operations and the sale of used equipment and externally from debt and lease financing. U-Haul estimates that during fiscal 2027, the Company will reinvest in its rental equipment fleet approximately $855.0 million, net of equipment sales and excluding any lease buyouts. Through the first six months of fiscal 2027, the Company invested, net of sales, approximately $724.0 million. Fleet investments in fiscal 2027 and beyond will be dependent upon several factors including the availability of capital, the truck rental environment, the availability of equipment from our original equipment manufacturers and the used-truck sales market. We anticipate that the fiscal 2027 investments will be funded largely through debt financing, external lease financing and cash from operations. Management considers several factors including cost and tax consequences when selecting a method to fund capital expenditures. Our allocation between debt and lease financing can change from year to year based upon financial market conditions which may alter the cost or availability of financing options.

The Company has traditionally funded the acquisition of self-storage properties to support U-Haul's growth through debt financing and funds from operations. The Company’s plan for the expansion of owned storage properties includes the acquisition of existing self-storage locations from third parties, the acquisition and development of bare land, and the acquisition and redevelopment of existing buildings not currently used for self-storage. For the first six months of fiscal 2027, the Company invested $431.6 million in real estate acquisitions, new construction and renovation and repair. For fiscal 2027, the timing of new projects will be dependent upon several factors, including the entitlement process, availability of capital, weather, and the identification and successful acquisition of target properties and the availability of labor and materials. We are likely to maintain at or near this level of real estate capital expenditures through the remainder of fiscal 2027. U-Haul's growth plan in self-storage also includes the expansion of the U-Haul Storage Affiliate program, which does not require significant capital.

Net capital expenditures (purchases of property, plant and equipment less proceeds from the sale of property, plant and equipment and lease proceeds) at Moving and Storage were $1,195.2 million and $1,528.4 million for the first six months of fiscal 2027 and 2026, respectively. The components of our net capital expenditures are provided in the following table:

	Six months ended September 30,
	2026	2025
	(Unaudited)
	(In thousands)
Purchases of rental equipment	$1,067,433	$1,325,141
Purchases of real estate, construction and renovations	431,573	526,041
Other capital expenditures	44,702	63,320
Gross capital expenditures	1,543,708	1,914,502
Less: Sales of property, plant and equipment	(348,538)	(386,058)
Net capital expenditures	$1,195,170	$1,528,444

Moving and Storage continues to hold significant cash and we believe has access to additional liquidity. Management may invest these funds in our existing operations, expand our product lines or pursue external opportunities in the self-moving and storage marketplace, pay dividends, repurchase shares of common stock or reduce existing indebtedness where possible.

Property and Casualty Insurance

State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Property and Casualty Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries. We believe that stockholders’ equity at Property and Casualty Insurance remains sufficient, and we do not believe that its ability to pay ordinary dividends to U-Haul Holding Company will be restricted by state regulations.

Property and Casualty Insurance’s stockholder’s equity was $370.6 million and $349.2 million as of June 30, 2026 and December 31, 2025, respectively. The increase resulted from net earnings of $23.1 million and a decrease in other comprehensive income of $1.7 million due to the decrease in the market value of its investment portfolio. Property and Casualty Insurance does not use debt or equity issues to increase capital and therefore has no direct exposure to capital market conditions other than through its investment portfolio.

Life Insurance

Life Insurance manages its financial assets to meet policyholder and other obligations, including investment contract withdrawals and deposits. Life Insurance’s net withdrawals as of June 30, 2026 were $62.2 million. State insurance regulations restrict the amount of dividends that can be paid to stockholders of insurance companies. As a result, Life Insurance’s assets are generally not available to satisfy the claims of U-Haul Holding Company or its legal subsidiaries.

Life Insurance’s stockholder’s equity was $285.2 million and $289.4 million as of June 30, 2026 and December 31, 2025, respectively. The decrease resulted from net earnings of $7.6 million and a decrease in other comprehensive income of $11.8 million primarily due to the effect of interest rate changes on the fixed maturity portion of the investment portfolio. Outside of its membership in the Federal Home Loan Bank (“FHLB”) system, Life Insurance has not historically used debt or equity issues to increase capital and therefore has not had any significant direct exposure to capital market conditions other than through its investment portfolio. As of June 30, 2026, Oxford had outstanding deposits of $85.0 million in the FHLB, for which Oxford pays fixed interest rates between 3.91% and 4.52% with maturities between November 13, 2026 and September 30, 2030. As of June 30, 2026, available-for-sale-investments held with the FHLB totaled $196.3 million, of which $170.7 million were pledged as collateral to secure the outstanding advances. The balances of these advances are included within liabilities from investment contracts on the consolidated balance sheets.

Cash Flows by Segments

Moving and Storage

Net cash provided from operating activities were $1,063.1 million and $1,084.4 million for the first six months of fiscal 2027 and 2026, respectively, due to the timing of credit card receivable settlements, offset by improved operations.

Property and Casualty Insurance

Net cash provided by operating activities were $16.9 million and $22.2 million for the first six months ended June 30, 2026 and 2025, respectively. The decrease was driven primarily by timing differences in federal income tax payments.

Property and Casualty Insurance’s cash and cash equivalents amounted to $79.5 million and $64.0 million as of June 30, 2026 and December 31, 2025, respectively. These balances reflect funds in transition from maturity proceeds to long-term investments. Management believes this level of liquid assets, combined with budgeted cash flow, is adequate to meet our future operating cash needs. Capital and operating budgets allow Property and Casualty Insurance to schedule cash needs in accordance with investment and underwriting proceeds.

Life Insurance

Net cash provided by (used in) operating activities were ($71.0) million and $43.4 million for the second quarters ended June 30, 2026 and 2025, respectively. The decrease in operating cash flows was primarily due to the ceding of the final expense block. The timing of settlement of receivables for securities were offset by the increase in premiums net of benefits and commissions.

In addition to cash flows from operating activities and financing activities, a substantial amount of liquid funds are available through Life Insurance’s short-term portfolio and its membership in the FHLB. As of June 30, 2026 and December 31, 2025, cash and cash equivalents amounted to $50.3 million and $41.7 million, respectively. Management believes that the overall sources of liquidity are adequate to meet our future operating cash needs.

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

In March 2024, the Internal Revenue Service ("IRS") completed and finalized their examination for tax years March 2014 through March 2021. During the third quarter of fiscal 2026, we received $2.4 million related to this examination. We received another $117.0 million related to this examination during the fourth quarter of fiscal 2026. We are owed $10.0 million, which is reflected in prepaid expense, plus interest of $2.2 million, which is reflected in trade receivables and reinsurance recoverables, net. The refund is being processed by the Centralized Case Processing department of the IRS.

Our borrowing strategy has primarily focused on asset-backed financing, rental equipment leases and private placement borrowings limited by the amount of unencumbered assets available. As part of this strategy, we seek to ladder maturities and fix interest rates. While each of these loans typically contains provisions governing the amount that can be borrowed in relation to specific assets, the overall structure is flexible with no limits on overall Company borrowings. Management believes it has adequate liquidity between cash and cash equivalents and unused borrowing capacity in existing credit facilities to meet the current and expected needs of the Company over the next several years. As of September 30, 2026, we had available borrowing capacity under existing credit facilities of $465.0 million. While it is possible that circumstances beyond our control could alter the ability of the financial institutions to lend us the unused lines of credit, we believe that there are additional opportunities for leverage in our existing capital structure.

Use of Cash

Our estimates as to future use of cash have not materially changed from the disclosure included under the subheading "Use of Cash" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Fiscal 2027 Outlook

We will continue to focus our attention on increasing transaction volume and improving pricing, product and utilization for self-moving equipment rentals. Maintaining an adequate level of new investment in our truck fleet is an important component of our plan to meet our operational goals and is likely to remain stable in fiscal 2027. Revenue in the U-Move® program could be adversely impacted should we fail to execute in any of these areas. If we cannot acquire enough new rental equipment to properly rotate our fleet, repair and maintenance costs will continue to increase. Even if we execute our plans, we could see declines in revenues primarily due to unforeseen events including adverse economic conditions or heightened competition that is beyond our control.

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

Consolidating Schedules by Segment (Unaudited)

This information includes elimination entries necessary to consolidate U-Haul Holding Company, the parent, with its subsidiaries.

Consolidating balance sheets by segment as of September 30, 2026 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Assets:
Cash and cash equivalents	$870,096	$79,476	$50,290	$—		$999,862
Trade receivables and reinsurance recoverables, net	111,207	32,742	226,789	—		370,738
Inventories and parts	182,905	—	—	—		182,905
Prepaid expenses	142,898	—	—	—		142,898
Fixed maturity securities available-for-sale, net, at fair value	—	234,842	2,020,456	—		2,255,298
Equity securities, at fair value	—	662	14,988	—		15,650
Investments, other	—	131,358	561,997	—		693,355
Deferred policy acquisition costs, net	—	—	59,497	—		59,497
Other assets	115,240	12,784	31,202	—		159,226
Right of use assets - operating, net	35,935	776	196	—		36,907
Related party assets	57,772	9,971	14,949	(34,432)	(c)	48,260

Investment in subsidiaries	655,825	—	—	(655,825)	(b)	—

Property, plant and equipment, at cost:
Land	1,897,373	—	—	—		1,897,373
Buildings and improvements	10,928,024	—	—	—		10,928,024
Furniture and equipment	1,097,361	—	—	—		1,097,361
Rental trailers and other rental equipment	1,275,531	—	—	—		1,275,531
Rental trucks	8,985,854	—	—	—		8,985,854
	24,184,143	—	—	—		24,184,143
Less: Accumulated depreciation	(7,273,917)	—	—	—		(7,273,917)
Total property, plant and equipment, net	16,910,226	—	—	—		16,910,226
Total assets	$19,082,104	$502,611	$2,980,364	$(690,257)		$21,874,822

(a) Balances as of June 30, 2026
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating balance sheets by segment as of September 30, 2026 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Liabilities:
Accounts payable and accrued expenses	$829,834	$5,610	$37,281	$—		$872,725
Notes, loans and finance liabilities payable, net	8,230,090	—	—	—		8,230,090
Operating lease liabilities	36,645	783	209	—		37,637
Policy benefits and losses, claims and loss expenses payable	497,055	115,340	353,500	—		965,895
Liabilities from investment contracts	—	—	2,343,240	—		2,343,240
Other policyholders' funds and liabilities	—	37	9,288	—		9,325
Deferred income	69,270	—	—	—		69,270
Deferred income taxes, net	1,678,665	6,476	(56,334)	—		1,628,807
Related party liabilities	25,763	3,725	7,995	(37,483)	(c)	—
Total liabilities	11,367,322	131,971	2,695,179	(37,483)		14,156,989

Stockholders' equity:
Series preferred stock:
Series A preferred stock	—	—	—	—		—
Series B preferred stock	—	—	—	—		—
Series A common stock	—	—	—	—		—
Voting Common stock	10,497	3,301	2,500	(5,801)	(b)	10,497
Non-Voting Common stock	176	—	—	—		176
Additional paid-in capital	462,758	91,120	26,271	(117,601)	(b)	462,548
Accumulated other comprehensive income (loss)	(174,920)	(5,399)	(120,282)	128,732	(b)	(171,869)
Retained earnings	8,221,562	281,618	376,696	(658,104)	(b)	8,221,772
Cost of common stock in treasury, net	(551,578)	—	—	—		(551,578)
Cost of Series N non-voting common stock in treasury, net	(101,716)	—	—	—		(101,716)
Cost of preferred stock in treasury, net	(151,997)	—	—	—		(151,997)
Total stockholders' equity	7,714,782	370,640	285,185	(652,774)		7,717,833
Total liabilities and stockholders' equity	$19,082,104	$502,611	$2,980,364	$(690,257)		$21,874,822

(a) Balances as of June 30, 2026
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

(a) Balances as of December 31, 2025
(b) Eliminate investment in subsidiaries
(c) Eliminate intercompany receivables and payables

Consolidating statement of operations by segment for the quarter ended September 30, 2026 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$1,149,068	$—	$—	$(1,139)	(c)	$1,147,929
Self-storage revenues	262,138	—	—	—		262,138
Self-moving and self-storage products and service sales	90,302	—	—	—		90,302
Property management fees	9,580	—	—	—		9,580
Life insurance premiums	—	—	7,925	—		7,925
Property and casualty insurance premiums	—	31,348	—	(1,803)	(c)	29,545
Net investment and interest income	—	5,660	34,540	(343)	(b)	39,857
Other revenue	183,063	—	2,435	(99)	(b)	185,399
Total revenues	1,694,151	37,008	44,900	(3,384)		1,772,675

Costs and expenses:
Operating expenses	948,839	13,569	5,684	(3,041)	(b,c)	965,051
Commission expenses	126,644	—	—	—		126,644
Cost of product sales	66,967	—	—	—		66,967
Benefits and losses	—	6,371	14,379	—		20,750
Amortization of deferred policy acquisition costs	—	—	18,604	—		18,604
Lease expense	4,067	90	23	(317)	(b)	3,863
Depreciation, net of (gains) losses on disposals	306,001	—	—	—		306,001
Net (gains) losses on disposal of real estate	(253)	—	—	—		(253)
Total costs and expenses	1,452,265	20,030	38,690	(3,358)		1,507,627

Earnings from operations before equity in earnings of subsidiaries	241,886	16,978	6,210	(26)		265,048

Equity in earnings of subsidiaries	18,325	—	—	(18,325)	(d)	—

Earnings from operations	260,211	16,978	6,210	(18,351)		265,048
Other components of net periodic benefit costs	(357)	—	—	—		(357)
Other interest income	8,431	—	—	(72)	(b)	8,359
Interest expense	(99,045)	—	(72)	98	(b)	(99,019)
Fees on early extinguishment of debt and costs of defeasance	(44)	—	—	—		(44)
Pretax earnings	169,196	16,978	6,138	(18,325)		173,987
Income tax expense	(32,521)	(3,526)	(1,265)	—		(37,312)
Net earnings available to common stockholders	$136,675	$13,452	$4,873	$(18,325)		$136,675

(a) Balances for the quarter ended June 30, 2026
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by segment for the quarter ended September 30, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$1,111,622	$—	$—	$(1,145)	(c)	$1,110,477
Self-storage revenues	246,299	—	—	—		246,299
Self-moving and self-storage products and service sales	89,829	—	—	—		89,829
Property management fees	9,621	—	—	—		9,621
Life insurance premiums	—	—	18,370	—		18,370
Property and casualty insurance premiums	—	29,208	—	$(936)	(c)	28,272
Net investment and interest income	—	6,683	34,007	(668)	(b)	40,022
Other revenue	175,456	—	1,736	(160)	(b)	177,032
Total revenues	1,632,827	35,891	54,113	(2,909)		1,719,922

Costs and expenses:
Operating expenses	895,225	12,924	3,634	(2,241)	(b,c)	909,542
Commission expenses	121,811	—	—	—		121,811
Cost of product sales	67,625	—	—	—		67,625
Benefits and losses	—	5,737	42,441	—		48,178
Amortization of deferred policy acquisition costs	—	—	4,962	—		4,962
Lease expense	5,587	76	48	(640)	(b)	5,071
Depreciation, net of (gains) losses on disposals	340,608	—	—	—		340,608
Net (gains) losses on disposal of real estate	4,531	—	—	—		4,531
Total costs and expenses	1,435,387	18,737	51,085	(2,881)		1,502,328

Earnings from operations before equity in earnings of subsidiaries	197,440	17,154	3,028	(28)		217,594

Equity in earnings of subsidiaries	16,001	—	—	(16,001)	(d)	—

Earnings from operations	213,441	17,154	3,028	(16,029)		217,594
Other components of net periodic benefit costs	(345)	—	—	—		(345)
Other interest income	10,111	—	—	(96)	(b)	10,015
Interest expense	(90,333)	—	(96)	124	(b)	(90,305)
Pretax earnings	132,874	17,154	2,932	(16,001)		136,959
Income tax expense	(27,324)	(3,515)	(570)	—		(31,409)
Net earnings available to common stockholders	$105,550	$13,639	$2,362	$(16,001)		$105,550

(a) Balances for the quarter ended June 30, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating statement of operations by segment for the six months ended September 30, 2026 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Eliminations		U-Haul Holding Company Consolidated

	(In thousands)
Revenues:
Self-moving equipment rental revenues	$2,237,466	$—	$—	$(1,959)	(c)	$2,235,507
Self-storage revenues	512,310	—	—	—		512,310
Self-moving and self-storage products and service sales	189,542	—	—	—		189,542
Property management fees	19,145	—	—	—		19,145
Life insurance premiums	—	—	25,991	—		25,991
Property and casualty insurance premiums	—	56,578	—	(2,782)	(c)	53,796
Net investment and interest income	—	11,653	66,633	(1,061)	(b)	77,225
Other revenue	337,637	—	3,752	(203)	(b)	341,186
Total revenues	3,296,100	68,231	96,376	(6,005)		3,454,702

Costs and expenses:
Operating expenses	1,817,955	27,202	11,828	(4,944)	(b,c)	1,852,041
Commission expenses	246,916	—	—	—		246,916
Cost of product sales	138,721	—	—	—		138,721
Benefits and losses	—	11,667	51,220	—		62,887
Amortization of deferred policy acquisition costs	—	—	23,478	—		23,478
Lease expense	8,152	168	47	(1,008)	(b)	7,359
Depreciation, net of (gains) losses on disposals	604,841	—	—	—		604,841
Net (gains) losses on disposal of real estate	2,815	—	—	—		2,815
Total costs and expenses	2,819,400	39,037	86,573	(5,952)		2,939,058

Earnings from operations before equity in earnings of subsidiaries	476,700	29,194	9,803	(53)		515,644

Equity in earnings of subsidiaries	30,710	—	—	(30,710)	(d)	—

Earnings from operations	507,410	29,194	9,803	(30,763)		515,644
Other components of net periodic benefit costs	(714)	—	—	—		(714)
Other interest income	17,894	—	—	(144)	(b)	17,750
Interest expense	(196,984)	—	(144)	197	(b)	(196,931)
Fees on early extinguishment of debt and costs of defeasance	(75)	—	—	—		(75)
Pretax earnings	327,531	29,194	9,659	(30,710)		335,674
Income tax expense	(67,927)	(6,049)	(2,094)	—		(76,070)
Net earnings available to common stockholders	$259,604	$23,145	$7,565	$(30,710)		$259,604

(a) Balances for the six months ended June 30, 2026
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

(a) Balances for the six months ended June 30, 2025
(b) Eliminate intercompany lease / interest income
(c) Eliminate intercompany premiums
(d) Eliminate equity in earnings of subsidiaries

Consolidating cash flow statements by segment for the six months ended September 30, 2026 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$259,604	$23,145	$7,565	$(30,710)	$259,604
Earnings from consolidated entities	(30,710)	—	—	30,710	—
Adjustments to reconcile net earnings to the cash provided by operations:
Depreciation	602,347	—	—	—	602,347
Amortization of premiums and accretion of discounts related to investments, net	—	574	7,860	—	8,434
Amortization of debt issuance costs	3,982	—	—	—	3,982
Interest credited to policyholders	—	—	47,940	—	47,940
Provision for allowance for losses on trade receivables, net	(56)	—	—	—	(56)
Operating lease right-of-use asset amortization	4,073	—	—	—	4,073
Net (gains) losses on disposals of equipment	2,494	—	—	—	2,494
Net (gains) losses on disposal of real estate	2,815	—	—	—	2,815
Net (gains) losses on sales of fixed maturity securities	—	(42)	1,204	—	1,162
Net (gains) losses on equity securities and investments other	—	34	(1,800)	—	(1,766)
Deferred income taxes, net	72,993	3,548	(3,777)	—	72,764
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	(15,692)	1,042	(196,484)	—	(211,134)
Inventories and parts	(4,755)	—	—	—	(4,755)
Prepaid expenses	48,665	—	—	—	48,665
Deferred policy acquisition costs, net	—	—	53,355	—	53,355
Other assets	(25,016)	(44)	901	—	(24,159)
Related party assets	8,584	(3,400)	23	—	5,207
Accounts payable and accrued expenses and operating lease liabilities	77,749	(7,292)	17,469	—	87,926
Policy benefits and losses, claims and loss expenses payable	43,201	(712)	(11,169)	—	31,320
Other policyholders' funds and liabilities	—	(78)	6,505	—	6,427
Deferred income	12,732	—	—	—	12,732
Other liabilities	79	98	(588)	—	(411)
Net cash provided by (used in) operating activities	1,063,089	16,873	(70,996)	—	1,008,966

Cash flows from investing activities:
Escrow deposits activity	(9,272)	—	—	—	(9,272)
Purchases of:
Property, plant and equipment	(1,543,708)	—	—	—	(1,543,708)
Fixed maturity securities available-for-sale	—	(21,030)	(202,862)	—	(223,892)
Equity securities	—	—	(1,005)	—	(1,005)
Investments, other	—	(20,100)	(113,145)	—	(133,245)
Proceeds from sales of:
Property, plant and equipment	348,538	—	—	—	348,538
Fixed maturity securities available-for-sale	—	25,205	329,493	—	354,698
Equity securities	—	—	—	—	—
Investments, other	—	14,480	129,333	—	143,813
Net cash provided by (used in) investing activities	(1,204,442)	(1,445)	141,814	—	(1,064,073)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2026

Consolidating cash flow statements by segment for the six months ended September 30, 2026 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	1,031,302	—	—	—	1,031,302
Principal repayments on credit facilities	(881,615)	—	—	—	(881,615)
Payment of debt issuance costs	(5,597)	—	—	—	(5,597)
Securitization deposits	—	—	—	—	—
Series N Non-Voting Common Stock dividends paid	(17,552)	—	—	—	(17,552)
Repurchase of Common Stock	(25,765)	—	—	—	(25,765)
Repurchase of Series N Non-Voting Common Stock	(101,381)	—	—	—	(101,381)
Investment contract deposits	—	—	170,010	—	170,010
Investment contract withdrawals	—	—	(232,255)	—	(232,255)
Net cash provided by (used in) financing activities	(608)	—	(62,245)	—	(62,853)

Effects of exchange rate on cash	(2,325)	—	—	—	(2,325)

Increase (decrease) in cash and cash equivalents	(144,286)	15,428	8,573	—	(120,285)
Cash and cash equivalents at beginning of period	1,014,382	64,048	41,717	—	1,120,147
Cash and cash equivalents at end of period	$870,096	$79,476	$50,290	$—	$999,862
	(page 2 of 2)
(a) Balance for the period ended June 30, 2026

Consolidating cash flow statements by segment for the six months ended September 30, 2025 were as follows:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from operating activities:	(In thousands)
Net earnings	$247,881	$23,059	$4,446	$(27,505)	$247,881
Earnings from consolidated entities	(27,505)	—	—	27,505	—
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	584,185	—	—	—	584,185
Amortization of premiums and accretion of discounts related to investments, net	—	754	8,428	—	9,182
Amortization of debt issuance costs	3,434	—	—	—	3,434
Interest credited to policyholders	—	—	47,809	—	47,809
Provision for allowance (recoveries) for losses on trade receivables, net	(1,423)	—	—	—	(1,423)
Operating lease right-of-use asset amortization	4,553	—	—	—	4,553
Net (gains) losses on disposals of equipment	60,432	—	—	—	60,432
Net (gains) losses on disposal of real estate	2,914	—	—	—	2,914
Net (gains) losses on sales of fixed maturity securities	—	—	3,029	—	3,029
Net (gains) losses on equity securities and investments other	—	(1,000)	874	—	(126)
Deferred income taxes, net	75,750	1,539	(4,902)	—	72,387
Net change in other operating assets and liabilities:
Trade receivables and reinsurance recoverables	64,794	3,601	(11,870)	—	56,525
Inventories and parts	(13,004)	—	—	—	(13,004)
Prepaid expenses	(33,534)	—	—	—	(33,534)
Deferred policy acquisition costs, net	—	—	2,612	—	2,612
Other assets	(12,998)	349	(379)	—	(13,028)
Related party assets	2,440	(5,537)	(46)	—	(3,143)
Accounts payable and accrued expenses	80,730	(934)	619	—	80,415
Policy benefits and losses, claims and loss expenses payable	42,650	(346)	(6,208)	—	36,096
Other policyholders' funds and liabilities	—	199	(1,814)	—	(1,615)
Deferred income	2,873	—	—	—	2,873
Other liabilities	243	469	830	—	1,542
Net cash provided by (used in) operating activities	1,084,415	22,153	43,428	—	1,149,996

Cash flows from investing activities:
Escrow deposits activity	581	—	—	—	581
Purchases of:
Property, plant and equipment	(1,914,502)	—	—	—	(1,914,502)
Fixed maturity securities available-for-sale	—	(12,851)	(146,875)	—	(159,726)
Equity securities	—	(709)	(2,749)	—	(3,458)
Investments, other	—	(11,850)	(72,415)	—	(84,265)
Proceeds from sales of:
Property, plant and equipment	386,058	—	—	—	386,058
Fixed maturity securities available-for-sale	—	11,351	174,691	—	186,042
Equity securities	—	704	6,000	—	6,704
Investments, other	—	22,432	62,808	—	85,240
Net cash provided by (used in) investing activities	(1,527,863)	9,077	21,460	—	(1,497,326)
	(page 1 of 2)
(a) Balance for the period ended June 30, 2025

Consolidating cash flow statements by segment for the six months ended September 30, 2025 continued:

	Moving & Storage Consolidated	Property & Casualty Insurance (a)	Life Insurance (a)	Elimination	U-Haul Holding Company Consolidated

Cash flows from financing activities:	(In thousands)
Borrowings from credit facilities	951,543	—	—	—	951,543
Principal repayments on credit facilities	(425,838)	—	—	—	(425,838)
Payment of debt issuance costs	(5,808)	—	—	—	(5,808)
Finance lease payments	(24,693)	—	—	—	(24,693)
Securitization deposits	224	—	—	—	224
Series N Non-Voting Common Stock dividends paid	(17,647)	—	—	—	(17,647)
Investment contract deposits	—	—	181,834	—	181,834
Investment contract withdrawals	—	—	(222,462)	—	(222,462)
Net cash provided by (used in) financing activities	477,781	—	(40,628)	—	437,153

Effects of exchange rate on cash	4,169	—	—	—	4,169

Increase (decrease) in cash and cash equivalents	38,502	31,230	24,260	—	93,992
Cash and cash equivalents at beginning of period	872,467	96,165	20,196	—	988,828
Cash and cash equivalents at end of period	$910,969	$127,395	$44,456	$—	$1,082,820
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

Interest Rate Risk

The exposure to market risk for changes in interest rates relates primarily to our variable rate debt obligations. We have used interest rate swap agreements and forward swaps to reduce our exposure to changes in interest rates. We enter into these arrangements with counterparties that are significant financial institutions with whom we generally have other financial arrangements. We are exposed to credit risk should these counterparties not be able to perform their obligations. The following table is a summary of our interest rate swap agreements as of September 30, 2026:

Notional Amount	Fair Value	Effective Date	Expiration Date	Fixed Rate	Floating Rate
(Unaudited)
(In thousands)
$51,667	$4,308	7/15/2022	7/15/2032	2.86%	1 Month SOFR

As of September 30, 2026, we had $905.2 million of variable rate debt obligations, of this amount, $853.5 million is not fixed through interest rate swaps. If Secured Overnight Funding Rate (“SOFR”) were to increase 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by $8.5 million annually (after consideration of the effect of the above derivative contracts). Certain senior mortgages have an anticipated repayment date and a maturity date. If these senior mortgages are not repaid by the anticipated repayment date the interest rate on these mortgages would increase from the current fixed rate. We are using the anticipated repayment date for our maturity schedule.

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

We use derivatives to hedge our equity market exposure to indexed annuity products sold by our Life Insurance company. These contracts earn a return for the contract holder based on the change in the value of the S&P 500 index between annual index point dates. We buy and sell listed equity and index call options and call option spreads. The credit risk is with the party in which the options are written. The net option price is paid up front and there are no additional cash requirements or additional contingent liabilities. These contracts are held at fair market value on our balance sheet. As of September 30, 2026 and March 31, 2026, these derivative hedges had a net market value of $7.1 million and $8.9 million, respectively, with notional amounts of $259.4 million and $310.1 million, respectively. Of these derivative instruments, $20.3 million and $26.5 million are included in Investments, other and are offset by $13.1 million and $17.6 million, which are included in Accounts payable and accrued expenses as of September 30, 2026 and March 31, 2026, respectively on the consolidated balance sheets.

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

Foreign Currency Exchange Rate Risk

The exposure to market risk for changes in foreign currency exchange rates relates primarily to our Canadian business. Approximately 5.6% and 5.5% of our revenue was generated in Canada during the first six months of fiscal 2027 and 2026, respectively. The result of a 10% change in the value of the U.S. dollar relative to the Canadian dollar would not be material to net income. We typically do not hedge any foreign currency risk since the exposure is not considered material.

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
•
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

The above factors, as well as other statements in this Quarterly Report and in the Notes to Consolidated Financial Statements, could contribute to or cause such risks or uncertainties, or could cause our stock price to fluctuate dramatically. Consequently, forward-looking statements should not be regarded as representations or warranties by us that such matters will be realized. We assume no obligation to update or revise any forward-looking statements, whether in response to new information, unforeseen events, changed circumstances or otherwise, except as required by law.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2026, the Board authorized the Stock Repurchase Program with no expiration date. Under the Stock Repurchase Program, the Company may purchase up to $350 million in aggregate for both of its Voting Common Stock and Non-Voting Common Stock in open market purchases, privately negotiated transactions, block trades, accelerated share repurchase programs, or in any other manner in compliance with applicable law. The timing and amount of stock repurchases, if any, will depend on price, market conditions, applicable regulatory requirements, and other factors. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares, and may be modified, suspended or terminated at any time without prior notice. During the first six months of fiscal 2027, the Company repurchased 398,295 shares of its Voting Common Stock at a cost of $25.7 million and repurchased 1,679,756 shares of its Non-Voting Common Stock at a cost of $100.7 million, excluding any commissions related to the purchases.

	Voting Common Stock		Non-Voting Common Stock
Period	Total # of Shares Repurchased	Avg Price Paid per Share	Total # of Shares Repurchased	Avg Price Paid per Share	Total # of Shares Repurchased as Part of Publicly Announced Plan	Maximum $ of Shares That May Yet be Purchased Under the Stock Repurchase Program

May 22-31, 2026	-	$—	-	$—	-	$350,000,000
June 1-30, 2026	248,368	$62.69	584,278	$55.53	832,646	$301,984,881
First Quarter Total	248,368	$62.69	584,278	$55.53	832,646

July 1-31, 2026	149,927	$67.30	719,591	$61.15	869,518	$247,894,696
August 1-31, 2026	-	$—	375,887	$64.47	375,887	$223,662,605
September 1-30, 2026	-	$—	-	$—	-	$223,662,605
Second Quarter Total	149,927	$67.30	1,095,478	$62.28	1,245,405

Total	398,295	$64.43	1,679,756	$59.94	2,078,051

[1]All shares were repurchased under the Board authorization covering up to $350 million of the Company’s Voting Common Stock and Non-Voting Common Stock announced on May 27, 2026. Unless modified or revoked by the Board, this authorization does not expire.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

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

U-Haul Holding Company

Date: November 4, 2026	/s/ Edward J. Shoen
Edward J. Shoen
President and Chairman of the Board
(Principal Executive Officer)

Date: November 4, 2026	/s/ Jason A. Berg
Jason A. Berg
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2026	/s/ Maria L. Bell
Maria L. Bell
Chief Accounting Officer
(Principal Accounting Officer)